Form 10-K405
OLD POINT FINANCIAL CORP
filed 1995-03-29
CIK 740971

U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
___________________________________________________________________________

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (fee required)
                For the fiscal year ended December 31, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (no fee required)
For the transition period from                           to
___________________________________________________________________________

Commission File No. 0-12896
OLD POINT FINANCIAL CORPORATION
(Name of issuer in its charter)

Virginia                                   54-1265373
(State or other jurisdiction
of incorporation or organization)          (I.R.S. Employer Identification
No.)

1 West Mellen Street, Hampton, Va.                     23663
(Address of principal executive offices)               (Zip Code)

(804) 722-7451
(Issuer's telephone number)

___________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock ($5.00 par value)
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 14, 1995 there were 1,273,537 shares of common stock outstanding and the aggregate market value of common stock of Old Point Financial Corporation held by nonaffiliates was approximately $37,270,350 based upon the last traded price per share known to Management.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

                      OLD POINT FINANCIAL CORPORATION

                             Form 10-K

                               INDEX

                                                                       Page


            PART I

Item  1.     Description of Business                                   1
          General                                                      1
          Statistical Information                                      2

Item  2.     Description of Properties                                 13

Item  3.     Legal Proceedings                                         14

Item  4.     Submission of Matters to a Vote of Security Holders       14

            PART II

Item  5.     Market for Registrant's Common Equity and
               Related Stockholder Matters                             15

Item  6.     Selected Financial Data                                   15

Item  7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations           17

Item  8.     Financial Statements and Supplementary Data               21

Item  9.     Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                     39

            PART III

Item 10.     Directors and Executive Officers of the Registrant        40

Item 11.     Executive Compensation                                    42

Item 12.     Security Ownership of Certain Beneficial Owners
               and Management                                          43

Item 13.     Certain Relationships and Related Transactions            43

            PART IV

Item 14.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                     44

                                     PART I

Item  1. Description of Business

          General

Old Point Financial Corporation (the "Company") was incorporated under the laws of Virginia on February 16, 1984, for the purpose of acquiring all the outstanding common stock of The Old Point National Bank of Phoebus (the "Bank"), in connection with the reorganization of the Bank into a one bank holding company structure. At the annual meeting of the stockholders on March 27, 1984, the proposed reorganization was approved by the requisite stockholder vote. At the effective date of the reorganization on October 1, 1984, the Bank merged into a newly formed national bank as a wholly owned subsidiary of the Company, with each outstanding share of common stock of the Bank being converted into five shares of common stock of the Company.

The Company has no other subsidiaries and does not engage in any activities other than acting as a holding company for the common stock of the Bank. The principal business of the Company is conducted through the Bank, which continues to conduct its business in substantially the same manner and from the same offices as it had done before the effective date of the reorganization. The Bank, therefore, accounts for substantially all of the consolidated assets and revenues of the Company.

The Bank is a national banking association founded in 1922. The Bank has thirteen offices in the cities of Hampton and Newport News, and in James City County, Virginia, and provides a full range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, commercial, industrial, residential real estate and consumer loan services, safekeeping services and trust and estate services.

As of December 31, 1994, the Company had assets of $277.7 million, loans (net of unearned income) of $173.7 million, deposits of $235.6 million, and stockholders' equity of $26.2 million. At year end, the Company and the Bank had a total of 234 employees, 33 of whom were part-time.

Based on 1990 census figures, the population of the Bank's trade area, which includes Hampton, Newport News, Williamsburg, and James City County was approximately 350,000. This area's economy is heavily influenced by the two largest employers; military installations and shipbuilding and ship repair. These industries are impacted by reductions in defense spending and personnel. Some of our customers are either employed at the various military installations or at the shipyard, or they derive some or all of their business from these two major employers. There are numerous military installations in the area including Fort Monroe, Langley Air Force Base, and Fort Eustis. The consolidation of the Tactical Air Command and the Strategic Air Command into the Air Combat Command at Langley has somewhat mitigated the reduction in military employment in the area. The largest private employer on the Peninsula is the Newport News Shipbuilding and Drydock Company, which currently employees approximately 20,000 people.

The banking industry is highly competitive in the Hampton/Newport
News/Williamsburg area. There are approximately nine commercial banks actively engaged in business in the area in which the Bank operates, including seven major statewide banking organizations.

The Bank encounters competition for deposits and loans from banks, savings and loan associations and credit unions in the communities in which it operates. In addition, the Bank must compete for deposits in some instances with the money market mutual funds which are marketed nationally.

The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency, the Federal Reserve Board (the "Board"), and the Federal Deposit Insurance Corporation (the "FDIC").

As a bank holding company within the meaning of the Bank Holding Company Act of 1956, the Company is subject to the ongoing regulation, supervision, and examination by the Federal Reserve Board (the "Board"). The Company is required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, prior Board approval must be obtained before the Company can acquire (i) ownership or control of any voting shares of another bank if, after such acquisition, it would control more than 5% of such shares, or (ii) all or substantially all of the assets of another bank or merge or consolidate with another bank holding company. A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks or furnishing services to its subsidiaries.


          Statistical Information

The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

The following table presents the distribution of assets, liabilities, and shareholders' equity by major categories with related average yields/rates. In these balance sheets, nonaccrual loans are included in the daily average loans outstanding.

                               TABLE I

           AVERAGE BALANCE SHEETS, NET INTEREST INCOME*<F1> AND RATES*<F1>
______________________________________________________________________________________________________________________________
For the years ended December 31,               1994                           1993                            1992

                                                       Average                        Average                         Average
                                             Interest  Rates                Interest  Rates                 Interest  Rates
                                   Average   Income/   Earned/    Average   Income/   Earned/     Average   Income/   Earned/
Dollars in thousands               Balance   Expense   Paid       Balance   Expense   Paid        Balance   Expense   Paid
______________________________________________________________________________________________________________________________
ASSETS
Loans (net of unearned income)     $162,963   $13,917   8.54%     $155,551   $13,679   8.79%      $173,172   $16,262    9.39%
Investment securities:
  Taxable                            86,038     4,932   5.73%       78,420     4,855   6.19%        60,342     4,051    6.71%
  Tax Exempt                          6,315       628   9.94%        8,235       793   9.63%        10,200     1,044   10.23%
                                    _______    ______              _______    ______               _______    ______
   Total Investment Securities       92,353     5,560   6.02%       86,655     5,648   6.52%        70,542     5,095    7.22%
Federal funds sold                    3,540       131   3.70%        7,634       229   3.00%         6,341       223    3.52%
                                    _______    ______              _______    ______               _______    ______
     Total earning assets           258,856    19,608   7.57%      249,840    19,556   7.83%       250,055    21,580    8.63%
Allowance for loan losses            (2,759)                        (3,298)                         (3,835)
                                    _______                        _______                         _______
                                    256,097                        246,542                         246,220
Cash and due from banks               8,868                          8,991                           8,444
Bank premises and equipment           8,275                          8,299                           8,874
Other assets                          5,158                          6,853                           5,379
                                    _______                        _______                         _______
TOTAL ASSETS                       $278,398                       $270,685                        $268,917
                                    =======                        =======                         =======

LIABILITIES AND
  STOCKHOLDER'S EQUITY
Time and savings deposits:
  Interest bearing
    transaction accounts           $ 50,739   $ 1,327   2.62%     $ 43,406   $ 1,217   2.80%      $ 38,013   $ 1,272    3.35%
  Money market deposit accounts      19,526       613   3.14%       19,797       568   2.87%        20,051       697    3.48%
  Savings accounts                   30,070       826   2.75%       29,203       926   3.17%        21,731       798    3.67%
  Certificates of deposit,
    $100,000 or more                 10,979       478   4.35%       10,217       458   4.48%        13,467       744    5.52%
  Other certificates of deposit      83,512     3,850   4.61%       85,029     4,127   4.85%        98,661     5,970    6.05%
                                    _______    ______              _______    ______               _______    ______
    Total time and savings
      deposits                      194,826     7,094   3.64%      187,652     7,296   3.89%       191,923     9,481    4.94%
Federal funds purchased
  and securities sold
  under agreement to repurchase      14,528       503   3.46%       15,396       437   2.84%        14,390       502    3.49%
Other short-term borrowings             617        28   4.54%          123         9   7.32%           299        16    5.35%
                                    _______    ______              _______    ______               _______    ______
  Total interest
    bearing liabilities             209,971     7,625   3.63%      203,171     7,742   3.81%       206,612     9,999    4.84%
Demand deposits                      40,004                         40,870                          36,799
Other liabilities                     1,729                          1,747                           1,650
                                    _______                        _______                         _______
     Total liabilities              251,704                        245,788                         245,061
Stockholder's equity                 26,694                         24,897                          23,856
                                    _______                        _______                         _______
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY             $278,398                       $270,685                        $268,917
                                    =======                        =======                         =======
Net interest income/yield
                                              $11,983   4.63%                $11,814   4.73%                 $11,581    4.63%
                                               ======                         ======                          ======
Total deposits                     $234,830                       $228,522                        $228,722

<F1>
     *Computed on a fully taxable equivalent basis using a 34% rate.

The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

                               TABLE II
                 ANALYSIS OF CHANGE IN NET INTEREST INCOME*<F2>
__________________________________________________________________________________________________________________________
                           Year 1994 over 1993             Year 1993 over 1992             Year 1992 over 1991
                            Due to change in:               Due to change in:               Due to change in:
                         Average   Average   Net           Average   Average   Net           Average   Average   Net
                         Volume    Rate      Increase      Volume    Rate      Increase      Volume    Rate      Increase
Dollars in Thousands                        (Decrease)                        (Decrease)                        (Decrease)
__________________________________________________________________________________________________________________________
INCOME FROM
  EARNINGS ASSETS
Loans                     $ 652     $(414)       $238     $(1,655)   $  (928)   $(2,583)     $(1,222)  $(2,006)   $(3,228)
Investment Securities:
  Taxable                   472      (395)         77       1,214       (410)       804        1,473      (953)       520
  Tax-exempt               (185)       20        (165)       (201)       (50)      (251)          15       (44)       (29)
                            ___       ___         ___       _____      _____      _____        _____     _____       _____
    Total investment
      securities            287      (375)        (88)      1,013       (460)       553        1,488      (997)        491
Federal funds sold         (123)       25         (98)         45        (39)         6          124      (135)        (11)
                            ___       ___         ___       _____      _____      _____        _____     _____       _____
Total income
  from earning assets       816      (764)         52       (597)     (1,427)    (2,024)         390    (3,138)     (2,748)

INTEREST EXPENSE
Time and savings deposits:
  Interest Bearing
    transaction accounts    206       (96)        110        180        (235)       (55)         424      (589)       (165)
  Money market
    deposit accounts         (8)       53          45         (9)       (120)      (129)         130      (371)       (241)
  Savings accounts           27      (127)       (100)       274        (146)       128          298      (293)          5
  Certificates of deposit,
    $100,000 or more         34       (14)         20       (180)       (106)      (286)        (258)     (226)       (484)
  Other certificates
    of deposit              (74)     (203)       (277)      (825)     (1,018)    (1,843)        (649)   (1,462)     (2,111)
                            ___       ___         ___       _____      _____      _____        _____     _____       _____
    Total time and
      savings deposits      185      (387)       (202)      (560)     (1,625)    (2,185)         (55)   (2,941)     (2,996)
Federal funds purchased
  and securities sold
  under agreement to
  repurchase                (25)       91          66         35        (100)      (65)           (9)     (305)       (314)
Other short-term
  borrowings                 36       (17)         19         (9)          2        (7)          (46)       (6)        (52)
                            ___       ___         ___       _____      _____      _____        _____     _____       _____
Total expense for
  interest bearing
  liabilities               196      (313)       (117)      (534)     (1,723)   (2,257)         (110)   (3,252)     (3,362)

CHANGE IN NET
  INTEREST INCOME         $ 620     $(451)       $169    $   (63)   $    296   $   233        $  500   $   114     $   614
_________________________________________________________________________________________________________________________

<F2>
     *Computed on a fully taxable equivalent basis using a 34% rate.

     Interest Sensitivity

The following table reflects the earlier of the maturity or repricing data for various assets and liabilities as of December 31, 1994.

                                 TABLE III
                       INTEREST SENSITIVITY ANALYSIS
___________________________________________________________________________________________
As of December 31, 1994    Within 3        4 - 12         1 - 5        Over 5
Dollars in thousands         months        months         years         years         Total
___________________________________________________________________________________________
Uses of funds:
Federal funds sold         $    247      $    ---      $    ---      $    ---      $    247
Investment securities:
  Taxable                     7,283        12,118        55,356         1,860        76,617
  Tax-exempt                    300           358           864         5,378         6,900
                            _______        ______       _______        ______       _______
    Total investments         7,830        12,476        56,220         7,238        83,764
Loans:
  Commercial                 25,414         1,833        16,144         1,116        44,507
  Tax-exempt                  3,879            44           225           606         4,754
  Installment                   230         1,378        40,775           173        42,556
  Real estate                14,270         5,565        54,089         7,678        81,602
  Other                         322           ---           ---           ---           322
                            _______        ______       _______        ______       _______
    Total loans              44,115         8,820       111,233         9,573       173,741
                            _______        ______       _______        ______       _______
Total earning assets       $ 51,945       $21,296      $167,453       $16,811      $257,505

Sources of funds:
Interest bearing
  transaction accounts     $ 50,575       $   ---      $    ---      $    ---      $ 50,575
Money market
  deposit accounts           18,330           ---           ---           ---        18,330
Savings accounts             28,081           ---           ---           ---        28,081
Certificates of deposit,
  $100,000 or more            2,939         7,078         2,631           ---        12,648
Other certificates
  of deposit                 21,520        42,416        24,943           ---        88,879
Federal funds purchased
  and securities sold
  under agreements to
  repurchase                 13,263           431          ---            ---        13,694
Other borrowings              1,095           ---           67            ---         1,162
                            _______        ______      _______         ______       _______
Total interest
  bearing liabilities      $135,803       $49,925     $ 27,641       $      0      $213,369

Rate sensitivity gap       $(83,858)     $(28,629)    $139,812       $ 16,811      $ 44,136

Cumulative gap             $(83,858)    $(112,487)    $ 27,325       $ 44,136
____________________________________________________________________________________________

The Company was liability sensitive as of December 31, 1994. There were $83.9 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. It should be noted, however, that savings deposits; which consist of interest bearing transactions accounts, money market accounts, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.


II.  Investment Portfolio



                                 TABLE IV
                           INVESTMENT SECURITIES
____________________________________________________________________________________________________________
     THE AMORTIZED COST AND FAIR VALUE OF INVESTMENT SECURITIES HELD TO MATURITY
December 31, 1994
                                              Carrying           Unrealized         Unrealized        Market
(Dollars in Thousands)                         Value               Gains              Losses          Value
____________________________________________________________________________________________________________
     Obligations of States and
       political subdivisions                   $919               $5                 $(6)            $918
                                                 ===                =                   =              ===

THE AMORTIZED COST AND FAIR VALUES OF INVESTMENT SECURITIES AVAILABLE FOR SALE

December 31, 1994
                                              Amortized          Unrealized         Unrealized        Market
(Dollars in Thousands)                          Cost               Gains              Losses          Value
____________________________________________________________________________________________________________
     United States Treasury securities         $69,385             $ 18              $(2,751)        $66,652
      Obligations of other United States
       Government agencies                       4,999               17                 (140)          4,876
     Obligations of states and
       political subdivisions                    5,817              170                   (5)          5,982
     Other marketable equity securities,
       at lower of cost or market                4,400              ---                 (223)          4,177
     Federal Reserve Bank stock                     85              ---                  ---              85
     Federal Home Loan Bank stock                  827              ---                  ---             827
                                                ______              ___                _____          ______
            Total                              $85,513             $205              $(3,119)        $82,599
                                                ======              ===                =====          ======


The amortized cost and fair value of investment securities

December 31, 1993
                                              Carrying           Unrealized         Unrealized        Market
(Dollars in Thousands)                         Amount              Gains              Losses          Value
____________________________________________________________________________________________________________
     United States Treasury securities         $83,898           $2,325               $(178)         $86,045
     Obligations of other United States
       Government agencies                       5,003              422                 ---            5,425
     Obligations of states and
       political subdivisions                    6,738              494                 ---            7,232
     Other marketable equity securities,
       at lower of cost or market                3,620              ---                 ---            3,620
     Federal Reserve Bank stock                     85              ---                 ---               85
                                                ______            _____                 ___          _______
            Total                              $99,344           $3,241               $(178)        $102,407
                                                ======            =====                 ===          =======

December 31, 1992
                                              Carrying           Unrealized         Unrealized        Market
(Dollars in Thousands)                         Amount              Gains              Losses          Value
____________________________________________________________________________________________________________
     United States Treasury securities         $57,455           $1,792               $(21)         $ 59,226
     Obligations of other United States
       Government agencies                       6,170              424                ---             6,594
     Obligations of states and
       political subdivisions                    9,766              422                 (4)           10,184
     Other marketable equity securities,
       at lower of cost ($3,775) or market       3,764              ---                ---             3,764
     Federal Reserve Bank stock                     85              ---                ---                85
                                                ______            _____                 __           _______
            Total                              $77,240           $2,638               $(25)          $79,853
                                                ======            =====                 ==           =======
____________________________________________________________________________________________________________

Investment securities carried at $29.1 million, $30.4 million, and $27.1 million, at December 31, 1994, 1993, and 1992, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows, by type and maturity, the book value and weighted average yields of investment securities at December 31, 1994.

                                 TABLE V
                   INVESTMENT SECURITY MATURITIES & YIELDS*<F3>
________________________________________________________________________________________________________
                                           U.S.Govt/ Agency        State/Municipal          Total

                                           Book   Weighted         Book   Weighted       Book   Weighted
                                           Value  Average          Value  Average        Value  Average
Dollars in thousands                               Yield                   Yield                 Yield
________________________________________________________________________________________________________
December 31, 1994
  Maturities:
    Within 1 year                        $15,321     5.54%       $   650     9.80%      $15,971     5.72%
    After 1 year, but within 5 years      57,063     5.75%           853     9.71%       57,916     5.81%
    After 5 years, but within 10 years     2,000     7.05%         3,761     9.46%        5,761     8.62%
    After 10 years                           ---       --%         1,472     9.66%        1,472     9.66%
  TOTAL                                  $74,384     5.74%        $6,736     9.57%      $81,120     6.06%

December 31, 1993                        $88,900     5.85%        $6,738     9.86%      $95,638     6.13%
December 31, 1992                        $63,626     6.49%        $9,766    10.22%      $73,392     7.00%
________________________________________________________________________________________________________

<F3>
  *Yields are calculated on a fully tax equivalent basis using a 34% rate.

The book value of other marketable equity securities with no stated maturity totalled $5.23 million, yielding 4.41%; $3.62 million, yielding 4.23%; and $3.76 million, yielding 5.06%; at December 31, 1994, 1993, and 1992 respectively. There were no other securities, except Federal Reserve Bank stock, which remained constant for the period at $84,850, earning a six percent (6%) dividend.

III.  Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 1990 through 1994:

                                 TABLE VI
                                  LOANS
_______________________________________________________________________________________________________
As of December 31,
Dollars in thousands                     1994          1993          1992          1991          1990
_______________________________________________________________________________________________________
Commercial and other                 $  17,806      $ 16,836      $ 17,043      $ 20,836      $ 27,051
Real Estate Construction                 1,991         2,353         2,420         6,570         9,637
Real Estate Mortgage                   105,703        96,185       105,424       110,990       102,353
Tax Exempt Loans                         4,754         5,585         6,987         7,717         8,512
Installment Loans to Individuals
  (net of Unearned Income)              43,487        29,322        29,640        34,069        40,230
    Total                             $173,741      $150,282      $161,514      $180,182      $187,783
_______________________________________________________________________________________________________

Based on Standard Industry Code, there are no categories of loans which exceed 10% of total loans other than the categories disclosed in the preceding table.

The maturity distribution and rate sensitivity of certain categories of the Bank's loan portfolio at December 31, 1994 is presented below:


                                 TABLE VII
                     MATURITY SCHEDULE OF SELECTED LOANS
______________________________________________________________________________________________________________
December 31, 1994                          One year          One through          Over five
Dollars in thousands                       or less           five years             years             Total
______________________________________________________________________________________________________________
Commercial and other                       $ 8,004             $ 9,802               ---             $17,806
Real estate construction                     1,871                 120               ---               1,991
  Total                                    $ 9,875             $ 9,922               ---             $19,797

Loans maturing after one year with:
  Fixed interest rate                                          $ 3,403               ---             $ 3,403
  Variable interest rate                                       $ 6,399               ---             $ 6,399
______________________________________________________________________________________________________________

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 1990 through 1994.

                                 TABLE VIII
               NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
__________________________________________________________________________________________________
As of December 31,
Dollars in thousands                 1994          1993          1992          1991          1990
__________________________________________________________________________________________________
Nonaccrual loans                    $2,955        $5,328        $4,670        $  128        $  487
Accruing loans past due
  90 days or more                      837           458         2,239         1,827           962
Restructured loans                    none          none          none          none          none
Interest income which would
  have been recorded under
  original loans terms                 470           570           783            88           123
Interest income recorded
  during the period                    188           239           478             1            40
__________________________________________________________________________________________________

Loans are placed in nonaccrual status if principal or interest has been in default for a period of 90 days or more unless the obligation is both well secured and in the process of collection. A debt is "well secured" if it is secured (i) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt in full or (ii) by the guaranty of a financially responsible party. A debt is "in the process of collection" if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 1994 such problem loans, not included in Table VIII, amounted to approximately $6.3 million. The potential problem loans included three relationships in excess of $500 thousand. The potential problem loans are generally secured by residential and commercial real estate with appraised values exceeding the principal balance of the loan.


IV.  Summary of Loan Loss Experience

The determination of the balance of the Allowance for Loan Losses is based upon a review and analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for possible future losses. Management's review includes monthly analysis of past due and nonaccrual loans and detailed periodic loan by loan analyses.

The principal factors considered by management in determining the adequacy of the allowance are the growth and composition of the loan portfolio, historical loss experience, the level of nonperforming loans, economic conditions, the value and adequacy of collateral, and the current level of the allowance.

The following table shows an analysis of the Allowance for Loan Losses for the years 1990 through 1994.

                                 TABLE IX
                ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
_________________________________________________________________________________________________________
For the year ended December 31,
Dollars in thousands                       1994          1993          1992          1991          1990
_________________________________________________________________________________________________________
Balance at beginning of period            $2,692        $3,719        $3,233        $1,776        $1,521

Charge Offs:
Commercial, financial and agricultural       147         1,178         1,610         1,280           136
Real estate construction                     ---           ---           ---           ---           ---
Real estate mortgage                         316           230           152           217            58
Installment Loans to individuals             148           179           287           402           328
                                           _____         _____         _____         _____         _____
  Total charge offs                          611         1,587         2,049         1,899           522

Recoveries:
Commercial, financial and agricultural       431           174            80            14            14
Real estate construction                     ---           ---           ---           ---           ---
Real estate mortgage                          19             7            14            12           ---
Installment Loans to individuals              91           129           141           130            63
                                           _____         _____         _____         _____         _____
  Total recoveries                           541           310           235           156            77

Net charge offs                               70         1,277         1,814         1,743           445
Additions charged to operations               25           250         2,300         3,200           700
                                           _____         _____         _____         _____         _____
Balance at end of period                  $2,647        $2,692        $3,719        $3,233        $1,776

Selected loan loss statistics
Loans (net of unearned income):
  End of period                         $173,741      $150,282      $161,514      $180,182      $187,782
  Daily average                         $160,204      $155,551      $173,172      $184,751      $183,531

Net charge offs to
  average total loans                        .04%         0.82%         1.05%         0.94%         0.24%
Provision for loan losses
  to average total loans                     .02%         0.16%         1.33%         1.73%         0.38%
Provision for loan losses to
  net charge offs                          35.71%        19.58%       126.79%       183.59%       157.30%
Allowance for loan losses to
  period end loans                          1.52%         1.79%         2.30%         1.79%         0.95%
Earnings to
  loan loss coverage*<FN4>                  56.21          2.45          2.43          2.83          8.41
_________________________________________________________________________________________________________

<F4>
     *Income before income taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 1990 through 1994.

                                 TABLE X
               ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
__________________________________________________________________________________________________________________________________
As of December 31,               1994                   1993                   1992                  1991<F5>             1990<F5>
                                     Percent                Percent               Percent              Percent              Percent
                                    of Loans               of Loans              of Loans             of Loans             of Loans
                                     in Each                in Each               in Each              in Each             in Each
                                    Category               Category              Category             Category             Category
                                    to Total               to Total              to Total             to Total             to Total
(Dollars in Thousands)   Amount        Loans     Amount       Loans     Amount      Loans     Amount     Loans    Amount      Loans
___________________________________________________________________________________________________________________________________
Commercial and other     $1,334       12.98%     $1,779      28.96%     $2,713     29.29%     $1,101    34.07%     $  569    32.02%
Real estate construction     21        1.15%         27       1.52%         51      1.50%         43     1.34%         91     5.13%
Real estate mortgage        912       60.84%        740      49.81%        709     50.90%      1,521    47.03%        756    42.56%
Consumer                    380       25.03%        146      19.71%        246     18.31%        568    17.56%        360    20.29%
                          _____      ______       _____     ______       _____    ______       _____   ______       _____   ______
Total                    $2,647      100.00%     $2,692     100.00%     $3,719    100.00%     $3,233   100.00%     $1,776   100.00%
__________________________________________________________________________________________________________________________________

<F5>
The allocation amounts for 1990 and 1991 have been reclassified to reflect the classification adopted in 1992.


V. Deposits

     The following table shows the average balances and average rates paid on deposits for the years ended December 31, 1992, 1993, and 1994.

                                 TABLE XI
                                 DEPOSITS

_________________________________________________________________________________________________________________________________
For the year ended December 31,                      1994                   1993                                   1992

Dollars in thousands                          Average      Average           Average      Average           Average      Average
                                              Balance       Rate             Balance       Rate             Balance       Rate
_________________________________________________________________________________________________________________________________
Interest bearing transaction accounts        $ 50,739        2.62%           $ 43,406       2.80%           $ 38,013       3.35%
Money market deposit accounts                  19,526        3.14%             19,797       2.87%             20,051       3.48%
Savings accounts                               30,070        2.75%             29,203       3.17%             21,731       3.67%
Certificates of deposit, $100,000 or more      10,979        4.35%             10,217       4.48%             13,467       5.52%
Other certificates of deposit                  83,512        4.61%             85,029       4.85%             98,661       6.05%
                                              _______                         _______                        _______
Total interest bearing deposits               194,826        3.64%            187,652       3.89%            191,923       4.94%
Non-interest bearing demand deposits           40,004                          40,870                         36,799
                                              _______                         _______                        _______
Total deposits                               $234,830                        $228,522                       $228,722
_________________________________________________________________________________________________________________________________

     The following table shows certificates of deposit in amounts of $100,000 or more as of December 31, 1994, 1993, and 1992 by time remaining until maturity.

                                 TABLE XII
                 CERTIFICATES OF DEPOSIT $100,000 & MORE
______________________________________________________________________
(Dollars in thousands)          1994           1993            1992
Maturing in
______________________________________________________________________
3 months or less              $ 1,941        $ 3,359         $ 3,402
3 through 6 months              1,464          2,451           1,630
6 through 12 months             5,714          2,593           2,191
over 12 months                  3,529          1,830           2,797
                               ______         ______          ______
Total                         $12,648        $10,233         $10,020
______________________________________________________________________


VI. Return on Equity and Assets

The return on average shareholders' equity and assets, the dividend pay out ratio, and the average equity to average assets ratio for the past three years are presented below.


                                       1994           1993            1992
__________________________________________________________________________
Return on average assets               1.00%          0.82%          0.65%
Return on average equity              10.39%          8.90%          7.29%
Dividend payout ratio                 25.03%         28.17%         28.40%
Average equity to average assets       9.59%          9.20%          8.87%
__________________________________________________________________________


VII.  Short Term Borrowings

The Bank periodically borrowed funds through federal funds from its correspondent banks, through the use of a demand note to the United States Treasury (Treasury Tax and Loan Deposits), and through securities sold under agreements to repurchase. The borrowings matured daily and were based on daily cash flow requirements. The borrowed amounts (in thousands) and their corresponding rates during 1994, 1993, and 1992 are presented below:

                                 TABLE XIII
                            SHORT TERM BORROWINGS
______________________________________________________________________________________________________________________________
                                         1994                                1993                                1992
Dollars in thousands            Balance          Rate                Balance         Rate                Balance         Rate
______________________________________________________________________________________________________________________________
Balance at December 31,

Federal funds purchased         $ 2,930          5.88%                $   ---        3.19%                $   ---        3.19%
Securities sold under
  agreements to repurchase       10,764          4.54%                 12,845        2.74%                 11,782        2.86%
U.S. treasury demand notes
  and other borrowed money        1,162          5.42%                     92        7.36%                    115        7.50%
                                 ______                                ______                              ______
    Total                       $14,789                               $12,937                             $11,897

Average daily balance outstanding:

Federal funds purchased         $   932          4.77%                $     3        2.90%                $     6        3.58%
Securities sold under
  agreements to repurchase       13,596          3.37%                 15,395        2.84%                 14,384        3.49%
U.S. treasury demand notes
  and other borrowed money          617          4.55%                    122        6.85%                    299        5.35%
                                 ______                                ______                              ______
    Total                       $15,145          3.50%                $12,589        2.87%                $14,689        3.53%

The maximum amount outstanding
  at any month end:

Federal funds purchased         $ 4,600                               $   ---                             $   ---
Securities sold under
  agreements to repurchase      $18,598                               $20,202                             $16,183
U.S. treasury demand notes
  and other borrowed money      $ 4,072                               $   397                             $ 2,134
______________________________________________________________________________________________________________________________

Item  2.  Description of Property

The Bank owns the Main Office, an office building, seven branches, and two future branch sites. All of the above properties are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining three branches are leased from unrelated parties under leases with renewal options which expire anywhere from 10-20 years. The Bank has received approval for a new branch which will be located at Kiln Creek Parkway near Victory Blvd. and is scheduled to open in 1995.

The Bank has noncancellable leases on premises and equipment expiring at various dates, including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 1994, under noncancellable leases is $630 thousand which is due as follows:

                      Year               (Dollars in Thousands)

                      1995                      $144
                      1996                        76
                      1997                        78
                      1998                        79
                      1999                        80
                      Remaining term of leases   173
                                                 ___
                              Total             $630
                                                 ===

The aggregate rental expense of premises and equipment was $178 thousand, $140 thousand, and $148 thousand for 1994, 1993 and 1992, respectively.

As of December 31, 1993 the Company owned a building with an adjoining vacant lot which was held for sale and classified as Other Real Estate Owned. This property was sold on March 11, 1994.

Additional information on Other Real Estate Owned is as follows:


(Dollars in Thousands)                 1994          1993          1992

Foreclosed real estate                 $214          $430          $  453
In-substance foreclosed real estate     ---           ---           2,642
Property held for sale                  ---           435             500
                                        ___           ___           _____
     Total                             $214          $865          $3,595
                                        ===           ===           =====


Item  3.  Legal Proceedings

The Company is not a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.


Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1994.

                                     Part II

Item  5.  Market for Common Equity And Related Stockholder Matters

The common stock of Old Point Financial Corporation is not listed on an exchange and is not quoted by NASDAQ. The approximate number of shareholders of record as of December 31, 1994 was 1,364. The range of high and low prices and dividends per share of the Company's common stock for each quarter during 1994 and 1993 is presented in Part I. Item 7. of this Annual Report on Form 10-K.

Old Point National Bank is subject to certain requirements imposed by federal banking statutes and regulations. The Bank is limited in what dividends it can pay to the parent company. Pursuant to Section 33(a) of the National Bank Act, approval from the Office of the Comptroller of the Currency (OCC) must be obtained if the total of all dividends declared by the Bank in any given year exceeds the total of the Bank's net profits for that year plus the net profits after payment of dividends for the two preceding years. Accordingly, $5.6 million of retained earnings was available for payment of dividends from the Bank to the Company at December 31, 1994.


Item  6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

                                 TABLE XIV
                         SELECTED FINANCIAL DATA
_______________________________________________________________________________________________
Dollars in thousands                          YEAR ENDED DECEMBER 31,
except per share data                1994        1993         1992         1991         1990
_______________________________________________________________________________________________
RESULTS OF OPERATIONS
Interest income                    $19,234      $19,105      $20,988      $23,654      $23,211
Interest expense                     7,625        7,743        9,999       13,361       13,451
                                    ______       ______       ______       ______       ______
Net interest income                 11,609       11,362       10,989       10,293        9,760
Provision for loan loss                 25          250        2,300        3,200          700
                                    ______       ______       ______       ______       ______
Net interest income after
  provision for loan loss           11,584       11,112        8,689        7,093        9,060
Gains on sales of
  investment securities                407           19          463          480           16
Noninterest income                   3,755        4,003        3,589        3,325        2,703
Noninterest expenses                11,837       12,252       10,627        9,157        8,736
                                    ______       ______       ______       ______       ______
Income before taxes                  3,909        2,882        2,114        1,741        3,043
Applicable income taxes              1,136          667          376          279          624
                                    ______       ______       ______       ______       ______
Net income                           2,773        2,215        1,738        1,462        2,419

FINANCIAL CONDITION
Total assets                      $277,680     $273,884     $268,721     $266,032     $247,801
Total deposits                     235,599      234,171      231,509      227,139      206,341
Total loans                        173,741      150,282      161,514      180,182      187,783
Stockholders' equity                26,222       25,836       24,193       22,932       21,955
Average assets                     278,398      270,685      268,917      258,662      237,315
Average equity                      26,694       24,897       23,856       22,996       20,927

PERTINENT RATIOS
Pertinent ratios are provided in Part I, Item 1., Return on Equity and Assets, of this Annual Report on form 10-K

PER SHARE DATA
Earnings per share                  $ 2.20       $ 1.77       $ 1.41       $ 1.19       $ 1.96
Cash dividends declared               0.55         0.50         0.40         0.40         0.40
Book value                           20.75        20.60        19.47        18.59        17.81

GROWTH RATES
Year end assets                       1.39%        1.92%        1.01%        7.36%       13.59%
Year end deposits                     0.61%        1.15%        1.92%       10.08%       11.47%
Year end loans                       15.61%       -6.95%      -10.36%       -4.05%       10.11%
Year end equity                       1.49%        6.79%        5.50%        4.45%       10.34%
Average assets                        2.85%        0.66%        3.96%        9.00%       14.80%
Average equity                        7.22%        4.36%        3.74%        9.89%       12.11%
Net income                           25.19%       27.45%       18.88%      -39.56%        0.62%
Cash dividends declared              10.00%       25.00%        0.00%        0.00%        6.67%
Book value                            0.72%        5.78%        4.73%        4.41%        9.82%
_______________________________________________________________________________________________

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion is intended to assist readers in understanding and evaluating the consolidated results of operations and financial condition of the Company. This discussion should be read in conjunction with the financial statements and other financial information contained elsewhere in this report. The analysis attempts to identify trends and material changes which occurred during the period presented.


EARNINGS SUMMARY
     Net income was $2.77 million, or $2.20 per share in 1994 compared to $2.21 million, or $1.77 per share in 1993 and $1.74 million, or $1.41 per share in 1992. Return on average assets was 1.00% in 1994, 0.82% in 1993, and 0.65% in 1992. Return on average equity was 10.39% in 1994, 8.90% in 1993 and 7.29% in 1992. For the past five years return on average assets has averaged 0.81% and return on average equity has averaged 8.90%. Highlights (found in Part II, Item 6 of this Annual Report on Form 10-K) on page 1 summarizes the Company's performance for the past five years.


NET INTEREST INCOME
     The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $11.98 million in 1994, up $169 thousand, or 1% from $11.81 million in 1993 which was up $233 thousand, or 2% from $11.58 million in 1992. Net interest income is affected by variations in interest rates and the volume and mix of earning assets and interest-bearing liabilities. The net interest yield decreased to 4.63% in 1994 from 4.73% in 1993 which was up from 4.63% in 1992.


     Tax equivalent interest income for 1994 increased $52 thousand. Average earning assets grew $9.02 million, or 4%. Despite this volume growth interest income increased only slightly due to a 26 basis point decline in the average rate earned. In 1994, total average loans increased $7.41 million, or 5%, while average investment securities increased $5.70 million, or 7%.

     Interest expense declined $118 thousand, or 2%, in 1994 due to an 18 basis point decline in the average rate paid. Based on average balances, the mix of interest bearing liabilities shifted in 1994 to lower paying savings and interest checking accounts from higher paying certificates of deposit.


PROVISION/ALLOWANCE FOR LOAN LOSSES
     Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The 1994 provision was $25 thousand compared to $250 thousand in 1993 and $2.30 million in 1992. Loans charged off during 1994 totalled $611 thousand compared to $1.59 million in 1993 and $2.05 million in 1992, while recoveries amounted to $540 thousand in 1994, $310 thousand in 1993 and $235 thousand in 1992. Net loans charged off to year-end loans were 0.04% in 1994, 0.85% in 1993, and 1.12% in 1992. The allowance for loan losses, as a percentage of year-end loans, was 1.52% in 1994, 1.79% in 1993, and 2.30% in 1992.

     As of December 31, 1994 nonperforming assets were $3.17 million, down from $6.19 million at year-end 1993 which was down from $8.26 million at year-end 1992. Nonperforming assets consist of loans in nonaccrual status and foreclosed real estate. The 1994 total consisted of foreclosed real estate of $214 thousand and $2.96 million in nonaccrual loans. The foreclosed real estate consisted of $137 thousand in foreclosed commercial property, and $77 thousand in 1-4 family residences. Nonaccrual loans consisted of $1.25 million in commercial loans and $1.71 million in mortgage loans. The Company has aggressively dealt with these credits and specific action plans have been developed for each of these classified loans to address any deficiencies. Loans still accruing interest but past due 90 days or more increased to $837 thousand as of December 31, 1994 compared to $458 thousand as of December 31, 1993 and $2.24 million as of December 31, 1992.

     The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the required amount of provision for loan losses. A loan-by-loan review is conducted on all significant classified commercial and mortgage loans. Inherent losses on these individual loans are determined and an allocation of the allowance is provided. Smaller nonclassified commercial and mortgage loans and all consumer loans are grouped by homogeneous pools with an allocation assigned to each pool based on an analysis of historical loss and delinquency experience, trends, economic conditions, underwriting standards, and other factors.


OTHER INCOME
     Other income increased $140 thousand, or 3% in 1994 over 1993 compared to a decrease of $30 thousand, or 1% in 1993 over 1992. Trust income rose 10% in 1994 compared to an increase of 13% in 1993. This increase was due primarily to growth in trust assets under management. Service charges on deposits remained constant in 1994 compared to a decrease of 2% in 1993.
Other service charges, commissions and fees were down in 1994 due to lower mortgage brokerage fees. Security gains were up substantially in 1994. These security gains were the result of the sale of investment securities as an asset/liability strategy to reduce the interest rate risk in the portfolio. These securities had been reclassified as "available for sale" as of January 1, 1994 in conjunction with the implementation of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities".


OTHER EXPENSES
     Other expenses decreased $415 thousand, or 3%, in 1994 from 1993 after increasing $1.63 million, or 15%, in 1993 over 1992. Salaries and employee benefits increased 4% in 1994 due to normal salary increases and increased profit sharing contributions. Equipment expense decreased 7%, due to the cancellation of service contracts on certain computer equipment. Other operating expenses decreased 15% due to the reduction in costs associated with loan administration and foreclosed properties.


ASSETS
     At December 31, 1994, the Company had total assets of $277.7 million, up 1% from $273.9 million at December 31, 1993. Average assets in 1994 were $278.4 million compared to $270.7 million in 1993. The marginal growth in assets in 1994 and 1993 was due to the strong competition for deposits in the Company's market area.

LOANS
     The Company experienced very strong loan demand in 1994. Total loans (net of unearned income) as of December 31, 1994 were $173.7 million, up 16% from $150.3 million at December 31, 1993. All categories of loans increased during 1994 except tax exempt loans and real estate - construction loans. Footnote 3 of the financial statements details the loan volume by category for the past three years.


INVESTMENT SECURITIES
     At December 31, 1994 total investment securities were $83.5 million, down 16% from $99.3 million on December 31, 1993. The decline in the investment portfolio was due to the growth in loans as maturing securities were reinvested in loans. The Company implemented Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities" beginning January 1, 1994. At that time the Company elected to classify its entire investment securities portfolio as available for sale. During the first quarter of 1994 the Company sold certain securities and the proceeds were reinvested in loans. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.


DEPOSITS
     At December 31, 1994, total deposits amounted to $235.6 million, up 1% from $234.2 million on December 31, 1993. Noninterest bearing deposits decreased $2.5 million, or 6%, in 1994 from 1993. Savings deposits decreased $5.0 million, or 5%, in 1994 from 1993. Certificates of Deposit increased $8.9 million, or 10% in 1994 over 1993. Due to the increase in interest rates, customers are now investing in certificates of deposits.


STOCKHOLDERS' EQUITY
     Total stockholders' equity as of December 31, 1994 was $26.2 million, up 1% from $25.8 million on December 31, 1993. The Company is required to maintain minimum amounts of capital under banking regulations. Under the regulations Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholder's equity less goodwill and excluding SFAS 115 market adjustment for available for sale securities. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.
The following is a summary of the Company's capital ratios for 1994, 1993, and 1992.


                  1994 Regulatory Requirements     1994      1993      1992
Tier 1                      4.00%                  16.32%   17.16%    14.79%
Total Capital               8.00%                  17.57%   18.42%    16.05%
Tier 1 Leverage             3.00%                  10.00%    9.32%     9.02%


     Year-end book value was $20.75 in 1994 and $20.60 in 1993. Cash dividends were $693,828 or $.55 per share in 1994 and $624,002 or $.50 per share in 1993. The common stock of the Company has not been extensively traded. The stock is not listed on an exchange and is not quoted by NASDAQ.

Bid and ask prices are not available for the Company. The volume of trading of the stock is therefore limited. The prices below are based upon a limited number of transactions known to Management during the past two years. There were 1,364 stockholders of the Company as of December 31, 1994. This stockholder count does not include stockholders who hold their stock in a nominee registration. The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 1994 and 1993. On May 14, 1993 the company paid a 100% stock dividend. All prior dividends and stock prices have been restated to reflect this stock dividend.

                   1994               Market Value                   1993             Market Value
                   Dividend         High         Low                Dividend        High         Low
1st Quarter        $ 0.125        $ 35.00      $ 35.00              $ 0.125       $ 25.00     $ 25.00
2nd Quarter        $ 0.125        $ 37.50      $ 35.00              $ 0.125       $ 30.00     $ 25.00
3rd Quarter        $ 0.15         $ 37.50      $ 35.00              $ 0.125       $ 35.00     $ 30.00
4th Quarter        $ 0.15         $ 37.00      $ 36.00              $ 0.125       $ 35.00     $ 35.00

LIQUIDITY
     Liquidity is the ability of the Company to meet present and future obligations through the acquisition of additional liabilities or sale of existing assets. Management considers the liquidity of the Company to be adequate. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by Management. In addition, secondary sources are available through the use of borrowed funds if the need should arise.

EFFECTS OF INFLATION
     Management believes that the key to achieving satisfactory performance in an inflationary environment is its ability to maintain or improve its net interest margin and to generate additional fee income. The Company's policy of investing in and funding with interest-sensitive assets and liabilities is intended to reduce the risks inherent in a volatile inflationary economy.


Item  8. Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the Company are presented below followed by the financial statements of the parent.

_______________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS
December 31,                                         1994             1993             1992
_______________________________________________________________________________________________
(Dollars in Thousands)
ASSETS
Cash and due from banks                           $  8,941         $  8,166         $ 10,172
Investments:
  Securities available for sale, at market          82,599              ---              ---
  Securities to be held to maturity
    (Market value $918)                                919              ---              ---
Investment securities
  (Market value $102,407 in 1993, and
  $79,853 in 1992)                                     ---           99,344           77,240
Federal funds sold                                     247            4,800            7,320

Loans, total (excluding unearned income)           173,741          150,282          161,514
Less - allowance for loan losses                     2,647            2,692            3,719
                                                   _______          _______          _______
  Net loans                                        171,094          147,590          157,795
Premises and equipment                               7,433            8,139            7,981
Other real estate owned                                214              865            3,595
Other assets                                         6,233            4,980            4,618
                                                   _______          _______          _______
   Total assets                                   $277,680         $273,884         $268,721
                                                   =======          =======          =======

LIABILITIES
Non-interest bearing deposits                     $ 37,086         $ 39,581         $ 43,395
Savings deposits                                    96,986          101,994           88,375
Certificates of deposit                            101,527           92,596           99,739
                                                   _______          _______          _______
  Total deposits                                   235,599          234,171          231,509
Federal funds purchased and securities
  sold under repurchase agreements                  13,694           12,845           11,783
Interest bearing demand notes issued
  to the United States Treasury and
  other liabilities for borrowed money               1,162               92              115
Other liabilities                                    1,003              940            1,121
                                                   _______          _______          _______
   Total liabilities                               251,458          248,048          244,528

STOCKHOLDERS' EQUITY
Common stock, $5 par value                           6,320            6,271            3,106
                       1994       1993       1992
  Shares authorized:  3,000      3,000      3,000
  Shares outstanding: 1,264      1,254        621

Capital surplus                                      9,032            8,738            5,396
Retained earnings                                   12,793           10,856           15,703
Unrealized loss on securities                       (1,923)             (29)             (12)
                                                   _______          _______          _______
   Total stockholders' equity                       26,222           25,836           24,193
                                                   _______          _______          _______
   Total liabilities and stockholders' equity     $277,680         $273,884         $268,721
                                                   =======          =======          =======
_______________________________________________________________________________________________

_______________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,                             1994             1993             1992
_______________________________________________________________________________________________
(Dollars in thousands except per share amounts)
INTEREST INCOME
Interest and fees on loans                         $13,757          $13,497          $16,025
Interest on investment securities
  Taxable                                            4,932            4,840            3,698
  Exempt from Federal income tax                       414              523              689
                                                    ______           ______           ______
                                                     5,346            5,363            4,387
Interest on trading account securities                 ---               16                2
Interest on securities available for sale              ---              ---              351
Interest on federal funds sold                         131              229              223
                                                    ______           ______           ______
          Total interest income                     19,234           19,105           20,988

INTEREST EXPENSE
Interest on savings deposits                         2,766            2,710            2,767
Interest on certificates of deposit                  4,328            4,587            6,714
Interest on federal funds purchased and
  securities sold under repurchase agreements          503              437              502
Interest on demand notes issued to
  the United States Treasury and other
  liabilities for borrowed money                        28                9               16
                                                    ______           ______           ______
      Total interest expense                         7,625            7,743            9,999
                                                    ______           ______           ______
Net interest income                                 11,609           11,362           10,989
Provision for loan losses                               25              250            2,300
                                                    ______           ______           ______
      Net interest income after provision
        for loan losses                             11,584           11,112            8,689

OTHER INCOME
Income from fiduciary activities                     1,463            1,336            1,181
Service charges on deposit accounts                  1,780            1,777            1,819
Other service charges, commissions and fees            290              651              401
Security gains, net                                    407               19              463
Income from trading account                            ---               62                8
Other operating income                                 222              177              180
                                                    ______           ______           ______
     Total other income                              4,162            4,022            4,052

OTHER EXPENSE
Salaries and employee benefits                       7,050            6,807            5,954
Occupancy expense                                      700              748              699
Equipment expense                                    1,116            1,199              918
Other expense                                        2,971            3,498            3,056
                                                    ______           ______           ______
     Total other expenses                           11,837           12,252           10,627
                                                    ______           ______           ______
Income before income taxes                           3,909            2,882            2,114
Income taxes                                         1,136              667              376
                                                    ______           ______           ______
Net income                                         $ 2,773          $ 2,215          $ 1,738
                                                    ======           ======           ======

PER SHARE
Average shares outstanding                           1,260            1,248            1,234
Net income per share of common stock
  (1992 restated for 2 for 1 stock split in 1993)    $2.20            $1.77            $1.41
_______________________________________________________________________________________________

_______________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                             1994             1993             1992
_______________________________________________________________________________________________
(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $  2,773          $  2,215         $  1,738
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     884               919              704
    Provision for loan losses                          25               250            2,300
    Market write-downs on other real estate owned     ---                65              209
    Securities gains net                             (407)              (19)            (463)
    Net amortization and accretion of
      investment securities                         1,340               759              703
    Changes in assets and liabilities:
     Increase in other real estate owned              (13)             (767)          (2,628)
     Increase in other assets                        (262)             (362)            (422)
     Decrease (increase) in other liabilities          63              (181)            (397)
                                                  _______           _______          _______
        Net cash provided by operating activities   4,403             2,879            1,744

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities                  (8,902)          (37,364)         (45,910)
Proceeds from maturities and calls of
  investment securities                            11,928            14,377            4,912
Proceeds from sales of investment securities        8,982               125           26,347
Loans made to customers                          (120,330)          (97,917)         (78,480)
Principal reductions on loans                      96,801           107,872           95,334
Purchase of premises and equipment                   (178)           (1,077)          (1,144)
Proceeds from sales of other real estate owned        664             3,431            1,034
(Increase) decrease in federal funds sold           4,553             2,520           (3,570)
                                                  _______           _______          _______
    Net cash used in investing activities          (6,482)           (8,033)          (1,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in
  non-interest bearing deposits                    (2,494)           (3,814)           8,707
Increase (decrease) in savings accounts            (5,009)           13,620           21,193
Proceeds from sales of
  certificates of deposit                          67,378            37,379           62,041
Payments for maturing
  certificates of deposit                         (58,447)          (44,522)         (87,572)
Increase (decrease) in federal
  funds purchased and securities
  sold under repurchase agreements                    849             1,062           (2,523)
Increase/decrease in interest bearing
  demand notes and other borrowed money             1,070               (23)             (21)
Proceeds from issuance of common stock                200                70               28
Dividends paid                                       (693)             (624)            (493)
                                                  _______           _______          _______
    Net cash provided by financing activities       2,854             3,148            1,360
Net increase (decrease) in
  cash and due from banks                             775            (2,006)           1,627
Cash and due from banks at beginning of year        8,166            10,172            8,545
                                                  _______           _______          _______
Cash and due from banks at end of year           $  8,941          $  8,166         $ 10,172
                                                  =======           =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:
    Interest expense                             $  7,561          $  7,859         $ 10,459
    Income taxes                                 $    980          $    375         $    704
_______________________________________________________________________________________________

________________________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1994, 1993 and 1992
(Dollars in Thousands)
                                                                                                Unrealized
                                            Common                                              Loss on            Total
                                            Stock            Capital          Retained          Investment         Stockholders'
                                          (Par Value)        Surplus          Earnings          Securities         Equity
________________________________________________________________________________________________________________________________
YEAR ENDED DECEMBER 31, 1992
Balance, beginning of year                  $3,083           $5,235           $14,613            $  ---           $22,931
Net income                                     ---              ---             1,738               ---             1,738
Sale of stock                                   23              161              (155)              ---                29
Increase in unrealized loss on
  marketable equity securities                 ---              ---               ---               (12)              (12)
Cash dividends paid                            ---              ---              (493)              ---              (493)
                                             _____            _____            ______             _____            ______
Balance, end of year                        $3,106           $5,396           $15,703            $  (12)          $24,193
                                             =====            =====            ======             =====            ======

YEAR ENDED DECEMBER 31, 1993
Balance, beginning of year                  $3,106           $5,396           $15,703            $  (12)          $24,193
Net income                                     ---              ---             2,215               ---             2,215
Sale of stock                                   50              227              (207)              ---                70
Stock dividend declared on
  common stock                               3,115            3,115            (6,230)              ---               ---
Increase in unrealized loss on
  marketable equity securities                 ---              ---               ---               (17)              (17)
Cash dividends paid                            ---              ---              (625)              ---              (625)
                                             _____            _____            ______             _____            ______
Balance, end of year                        $6,271           $8,738           $10,856            $  (29)          $25,836
                                             =====            =====            ======             =====            ======


YEAR ENDED DECEMBER 31, 1994
Balance, beginning of year                  $6,271           $8,738           $10,856            $  (29)          $25,836
Net income                                     ---              ---             2,773               ---             2,773
Sale of stock                                   49              294              (142)              ---               201
Increase in unrealized loss on
  investment securities                        ---              ---               ---            (1,894)           (1,894)
Cash dividends paid                            ---              ---              (694)              ---              (694)
                                             _____            _____            ______             _____            ______
Balance, end of year                        $6,320           $9,032           $12,793           $(1,923)          $26,222
                                             =====            =====            ======             =====            ======
___________________________________________________________________________________________________________________________

Eggleston, Smith,
Hall, Cotman & Company
Certified Public Accountants and Consultants


Independent Auditors' Report

To the Board of Directors
Old Point Financial Corporation
Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiary as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Old Point Financial Corporation and subsidiary as of December 31, 1994, 1993 and 1992, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1. to the financial statements, Old Point Financial Corporation changed its method of accounting for debt and equity securities effective January 1, 1994.

January 13, 1995
Newport News, Virginia


/s/ Eggleston, Smith, Hall, Cotman & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
_______________________________________
The accounting and reporting policies of Old Point Financial Corporation and its subsidiary conform to generally accepted accounting principles and to general practice within the banking industry. The following is a summary of significant accounting and reporting policies:

     PRINCIPLES OF CONSOLIDATION:
     The consolidated financial statements include the accounts of Old Point Financial Corporation ("the Company") and its subsidiary The Old Point National Bank of Phoebus ("the Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

     INVESTMENT SECURITIES:
     The Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), for the year ended December 31, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

     - Held to maturity - Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

     - Trading - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities and reported at their fair values.
Unrealized gains and losses on trading account securities are included immediately in income.

     - Available for sale - Debt and equity securities not classified as either held to maturity securities or trading account securities are classified as available for sale securities and recorded at fair value, with unrealized gains and losses excluded from income and reported in a separate component of equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

     Prior to the adoption of SFAS 115, debt securities held for investment were recorded at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Gains and losses arising from the sale of investment securities (specific identification basis) were recognized upon realization. Unrealized gains or losses due to market fluctuations were not recognized unless, in the opinion of management, a permanent impairment of value had occurred.

     INTEREST ON LOANS:
     Unearned interest on installment loans made prior to October, 1991 is credited to operations over the life of the loans, using the sum-of-the-months-digits method. For all other loans, interest is accrued daily on the outstanding balances. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful.

     LOAN ORIGINATION FEES AND COSTS:
     Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

     ALLOWANCE FOR LOAN LOSSES:
     The allowance for loan losses is generated by direct charges against income and is available to absorb loan losses. The allowance is based upon management's periodic evaluation of changes in the overall credit worthiness of the loan portfolio, economic conditions in general, and the effect of these conditions upon the financial status of specific borrowers and other factors.

     The Bank is subject to regulation by the Office of the Comptroller of the Currency. They may require that the Bank adjust its allowance for loan losses upon request.

     OTHER REAL ESTATE OWNED:
     Other real estate owned is carried at the lower of cost or estimated fair value and consists of foreclosed real property, in-substance foreclosed property, and other property held for sale. In-substance foreclosed property is property where the borrower has little or no remaining equity in the property, where repayment can only be expected to come from the operation or sale of the property, and when the borrower has effectively abandoned control of the property or it is doubtful that the borrower will be able to rebuild equity in the property. The estimated fair value is reviewed periodically by management and any write-downs are charged against current earnings.

     PREMISES AND EQUIPMENT:
     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on both straight-line and accelerated methods and are charged to expense over the estimated useful lives of the related assets. Cost of maintenance and repairs are charged to expense as incurred and improvements are capitalized.

     INCOME TAXES:
     Income taxes are provided based upon income reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities). The income tax effect resulting from timing differences between financial statement pre-tax income and taxable income is deferred to future periods.

     PENSION PLAN:
     The Bank has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and average earnings during the highest average sixty-month period during the final one hundred and twenty months of employment.

     The Bank's policy is to fund the maximum amount of contributions allowed for tax purposes. The Bank does accrue an amount equal to its actuarially computed obligation under the plan.

     The net periodic pension expense includes a service cost component, interest on the projected benefit obligation, return on plan assets and the effect of deferring and amortizing certain actuarial gains and losses and the unrecognized net transition asset over fifteen years.

     TRUST ASSETS AND INCOME:
     Assets held by the Trust Department are not included in the financial statements, since such items are not assets of the Bank. In accordance with industry practice, trust service income is recognized primarily on the cash basis. Reporting such income on the accrual basis would not materially effect net income.

     STOCK SPLIT:
     On May 14, 1993, the Board of Directors authorized a two for one stock split effected in the form of a 100 percent stock dividend. All earnings per share amounts and share amounts included in the financial statements have been adjusted for the stock split. An amount equal to the $5 par value of the additional common shares has been transferred from retained earnings to common stock. In addition, a transfer has been made from retained earnings to capital surplus for an equal amount.

     RECLASSIFICATIONS:
     Certain amounts in the financial statements have been reclassified to conform with classifications adopted in the current year.


NOTE 2. INVESTMENT SECURITIES
_____________________________
At December 31, 1994, the investment securities portfolio is composed of securities classified as held to maturity and available for sale, in conjunction with the adoption of SFAS 115. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts, and investment securities available for sale are carried at market value. SFAS 115 does not allow retroactive restatement, accordingly, the investment securities portfolio at December 31, 1993 and 1992, are carried at cost, adjusted for amortization of premiums and accretion of discounts.

____________________________________________________________________________________________________________
     THE AMORTIZED COST AND FAIR VALUE OF INVESTMENT SECURITIES HELD TO MATURITY
December 31, 1994
                                              Carrying           Unrealized         Unrealized        Market
(Dollars in Thousands)                         Value               Gains              Losses          Value
____________________________________________________________________________________________________________
     Obligations of States and
       political subdivisions                   $919               $5                 $(6)            $918
                                                 ===                =                   =              ===

THE AMORTIZED COST AND FAIR VALUES OF INVESTMENT SECURITIES AVAILABLE FOR SALE

December 31, 1994
                                              Amortized          Unrealized         Unrealized        Market
(Dollars in Thousands)                          Cost               Gains              Losses          Value
____________________________________________________________________________________________________________
     United States Treasury securities         $69,385             $ 18              $(2,751)        $66,652
      Obligations of other United States
       Government agencies                       4,999               17                 (140)          4,876
     Obligations of states and
       political subdivisions                    5,817              170                   (5)          5,982
     Other marketable equity securities,
       at lower of cost or market                4,400              ---                 (223)          4,177
     Federal Reserve Bank stock                     85              ---                  ---              85
     Federal Home Loan Bank stock                  827              ---                  ---             827
                                                ______              ___                _____          ______
            Total                              $85,513             $205              $(3,119)        $82,599
                                                ======              ===                =====          ======


The amortized cost and fair value of investment securities

December 31, 1993
                                              Carrying           Unrealized         Unrealized        Market
(Dollars in Thousands)                         Amount              Gains              Losses          Value
____________________________________________________________________________________________________________
     United States Treasury securities         $83,898           $2,325               $(178)         $86,045
     Obligations of other United States
       Government agencies                       5,003              422                 ---            5,425
     Obligations of states and
       political subdivisions                    6,738              494                 ---            7,232
     Other marketable equity securities,
       at lower of cost or market                3,620              ---                 ---            3,620
     Federal Reserve Bank stock                     85              ---                 ---               85
                                                ______            _____                 ___          _______
            Total                              $99,344           $3,241               $(178)        $102,407
                                                ======            =====                 ===          =======


December 31, 1992
                                              Carrying           Unrealized         Unrealized        Market
(Dollars in Thousands)                         Amount              Gains              Losses          Value
____________________________________________________________________________________________________________
     United States Treasury securities         $57,455           $1,792               $(21)         $ 59,226
     Obligations of other United States
       Government agencies                       6,170              424                ---             6,594
     Obligations of states and
       political subdivisions                    9,766              422                 (4)           10,184
     Other marketable equity securities,
       at lower of cost ($3,775) or market       3,764              ---                ---             3,764
     Federal Reserve Bank stock                     85              ---                ---                85
                                                ______            _____                 __           _______
            Total                              $77,240           $2,638               $(25)          $79,853
                                                ======            =====                 ==           =======

Investment securities carried at $29.1 million, $30.4 million, and $27.1 million, at December 31, 1994, 1993, and 1992, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

The amortized cost and approximate market values of investment securities at December 31, 1994 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

___________________________________________________________________________
                                                      December 31, 1994
                                                 Amortized          Market
                                                   Cost             Value
                                                  (Dollars in Thousands)

     Due in one year or less                      $15,871         $15,782
     Due after one year through five years         57,916          55,307
     Due after five years through ten years         5,761           5,716
     Due after ten years                            1,472           1,522
                                                   ______          ______
        Total debt securities                      81,020          78,327
     Other securities without stated maturity       5,412           5,190
                                                   ______          ______
        Total investment securities               $86,432          $83,517

The proceeds from the sales and maturities of investment securities and securities available for sale, and the related realized gains and losses are shown below:

_________________________________________________________________________________________________________________
                                                               1994                1993                1992
                                                                          (Dollars in Thousands)
     Proceeds from sales and maturities of investments
       (including securities available for sale)             $20,910             $14,502             $31,259
                                                              ======              ======              ======

     Realized gains                                             $411                 $19                $578
     Realized losses                                              (4)                ---                (115)
                                                                 ___                  __                 ___
        Net gains                                               $407                 $19                $463
                                                                 ===                  ==                 ===

NOTE 3. LOANS
_____________
At December 31, loans before allowance for loan losses consisted of:

_________________________________________________________________________________________________________________
                                                               1994                1993                1992
                                                                          (Dollars in Thousands)

                Commercial and other                        $ 17,806             $16,836            $ 17,043
                Real estate - construction                     1,991               2,353               2,420
                Real estate - mortgage                       105,703              96,185             105,424
                Installment loans to individuals              43,553              29,707              31,068
                Tax exempt loans                               4,754               5,585               6,987
                                                             _______             _______             _______
                  Subtotal                                   173,807             150,666             162,942
                Less unearned income                              66                 384               1,428
                                                             _______             _______             _______
                  Total                                     $173,741            $150,282            $161,514
                                                             =======             =======             =======

Most of the Bank's lending activity is with customers located within Virginia.

Information concerning loans which are contractually past due or in non-accrual status is as follows:

_________________________________________________________________________________________________________________
                                                               1994                1993                1992
                                                                          (Dollars In Thousands)
     Contractually past due loans - past due 90 days
       or more and still accruing interest                     $837                $458              $2,239
                                                                ===                 ===               =====

     Loans which are in non-accrual status                   $2,955              $5,328              $4,670
                                                                ===                 ===               =====


The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $1.5 million, $254 thousand, and $2.5 million at December 31, 1994, 1993 and 1992, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders' equity at December 31, 1994.


NOTE 4. ALLOWANCE FOR LOAN LOSSES
_________________________________
Changes in the allowance for loan losses are as follows:

_________________________________________________________________________________________________________________
                                                               1994                1993                1992
                                                                          (Dollars in Thousands)
     Balance, beginning of year                               $2,692              $3,719              $3,233
                Recoveries                                       541                 310                 235
                Provision for loan losses                         25                 250               2,300
                Loans charged off                               (611)             (1,587)             (2,049)
                                                               _____               _____               _____
                Balance, end of year                          $2,647              $2,692              $3,719
                                                               =====               =====               =====

NOTE 5. PREMISES AND EQUIPMENT
______________________________
At December 31, premises and equipment consisted of:

_________________________________________________________________________________________________________________
                                                               1994                1993                1992
                                                                          (Dollars in Thousands)
     Land                                                   $ 1,995              $ 1,995             $ 1,968
     Buildings                                                5,727                5,701               5,460
     Leasehold improvements                                     885                  886                 885
     Furniture, fixtures and equipment                        6,767                6,614               5,849
         Total cost                                          15,374               15,196              14,162
     Less accumulated depreciation and amortization           7,941                7,057               6,181
                                                             ______               ______              ______
         Net book value                                     $ 7,433              $ 8,139             $ 7,981
                                                             ======               ======              ======

NOTE 6. OTHER REAL ESTATE OWNED
_______________________________
Other real estate owned consisted of the following at December 31:

_________________________________________________________________________________________________________________
                                                               1994                1993                1992
                                                                          (Dollars in Thousands)

     Foreclosed real estate                                    $214                $430               $  453
     In-substance foreclosed real estate                        ---                 ---                2,642
     Property held for sale                                     ---                 435                  500
                                                                ___                 ___                _____
           Total                                               $214                $865               $3,595
                                                                ===                 ===                =====

NOTE 7. INDEBTEDNESS
____________________
The Bank's short-term borrowings include federal funds purchased, securities sold under repurchase agreements and United States Treasury demand Notes. The federal funds purchased and securities sold under repurchase agreements are held under various maturities and interest rates. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below federal funds rate.


NOTE 8. STOCK OPTION PLAN
_________________________
The Company has stock option plans with 75,220 shares of common stock reserved for options to key employees. Option prices are the fair market value of the common stock on the date the options were granted.

Details of the number of shares and average prices are as follows:

_________________________________________________________________________________________________________________
                                                               1994                1993                1992
          Under option, beginning of year                     33,560              51,508              63,600
          Granted                                             20,285               5,000               5,000
          Exercised                                           (8,340)            (22,948)            (15,592)
          Expired                                                ---                 ---              (1,500)
                                                              ______              ______              ______
          Under option, end of year                           45,505              33,560              51,508
                                                              ======              ======              ======

          Available to grant, end of year                     29,715              50,000              55,000
                                                              ======              ======              ======

                                                                              Average Prices
          Granted during the year                             $36.25              $25.00              $25.00
          Exercised during the year                           $18.76              $17.01              $12.35
          Under option, end of year                           $28.19              $20.97              $18.82

NOTE 9. INCOME TAXES
____________________
The components of income tax expense are as follows:

_________________________________________________________________________________________________________________
                                                               1994                1993                1992
                                                                          (Dollars in Thousands)
               Currently payable                              $1,039               $327                $653
               Deferred                                           97                340                (277)
                                                               _____                ___                 ___
               Reported tax expense                           $1,136               $667                $376
                                                               =====                ===                 ===

The items that caused timing differences affecting deferred income taxes are as follows:

_________________________________________________________________________________________________________________
                                                               1994                1993                1992
                                                                          (Dollars in Thousands)
     Provision for loan losses                                  $51                $384               $(162)
     Other writedowns and adjustments                            86                  12                 (71)
                Pension plan expenses                            30                  18                 (20)
                Deferred loan fees, net                         (12)                 22                  19
                Security gains and losses                        (2)                 (5)                (11)
     Interest on certain non-accrual loans                     (124)                (66)                (52)
     Alternative minimum taxes                                   51                (136)                  2
     Adoption of Statement on
       Financial Accounting Standards No. 109                   ---                  99                 ---
     Other                                                       17                  12                  18
                                                                ___                 ___                 ___
                                                               $ 97                $340               $(277)
                                                                ===                 ===                 ===

A reconciliation of the "expected" Federal income tax expense on income before income taxes with the reported income tax expense follows:

_________________________________________________________________________________________________________________
                                                                    1994                1993                1992
                                                                                (Dollars in Thousands)
     Expected tax expense (34%)                                    $1,329               $980                $719
     Interest expense on tax exempt assets                             18                 24                  36
     Tax exempt interest                                             (240)              (303)               (392)
     Alternative minimum tax                                           51                (85)                  4
     Disqualified incentive stock options                             (44)               (50)                  3
     Adoption of Statement on
       Financial Accounting Standards No. 109                         ---                 99                 ---
     Other, net                                                        22                  2                   6
                                                                    _____                ___                 ___
     Reported tax expense                                          $1,136               $667                $376
                                                                    =====                ===                 ===

NOTE 10. LEASE COMMITMENTS
__________________________
The Bank has noncancellable leases on premises and equipment expiring at various dates, including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 1994, under noncancellable leases is $630 which is due as follows:

          Year                          (Dollars in Thousands)
          1995                                $144
          1996                                  76
          1997                                  78
          1998                                  79
          1999                                  80
          Remaining term of leases             173
                                               ___
          Total                               $630
                                               ===

The aggregate rental expense of premises and equipment was $178 thousand, $140 thousand and $148 thousand for 1994, 1993 and 1992, respectively.

NOTE 11. PENSION PLAN
_____________________
The following table sets forth the Pension Plan's funded status and amounts recognized in the Bank's financial statements at December 31:

_________________________________________________________________________________________________________________
                                                               1994                1993                1992
                                                                          (Dollars in Thousands)
     Actuarial present value of benefit obligations:
         Vested benefits                                    $ (1,556)            $(1,181)           $  (891)
                                                               =====               =====                ===
         Accumulated benefit obligation                     $ (1,605)            $(1,247)           $  (963)
                                                               =====               =====                ===
     Projected benefit obligation                            $(2,332)            $(2,082)           $(1,838)
     Plan assets at fair value                                 2,058               1,857              1,686
                                                               _____               _____              _____
     Projected benefit obligation in excess of plan assets      (274)               (225)              (152)
     Unrecognized net plan asset                                 (88)               (100)              (113)
     Net deferrals                                               153                  27                (85)
                                                               _____               _____              _____
     Pension plan liability included in
       consolidated balance sheets                              (209)            $  (298)           $  (350)
                                                               =====               =====                ===

     Net pension cost includes the following components:
         Service cost-benefits earned
           in the current period                                $125                $114               $111
         Interest cost on projected benefit obligations          153                 145                128
         Return on plan assets                                  (131)               (124)              (123)
         Recognition of unrecognized net plan asset              (13)                (12)               (13)
         Amortization of net deferrals                             6                   3                  2
                                                                 ___                 ___                ___
             Net pension cost                                   $140                $126               $105
                                                                 ===                 ===                ===

     The Bank made contributions to the Plan as follows:

                                           (Dollars in Thousands)
                            1994                   $229
                            1993                    179
                            1992                     48


     The actuarial present value of benefits and obligations were determined by use of the following assumptions:

                                                               Expected
                    Discount             Compensation          Long Term
                      Rate                Increase           Rate of Return
          1994        7 1/2%              6 1/2%               7 1/2%
          1993          8%                  7%                   8%
          1992          8%                  7%                   8%



NOTE 12. PROFIT SHARING
_______________________
The Bank has a defined contribution profit sharing and thrift plan covering substantially all of its employees. The Bank may make profit sharing contributions to the plan as determined by the Board of Directors. In addition, the Bank matches thrift contributions by employees fifty cents for each dollar contributed. Expenses related to the plan totaled $196 thousand, $157 thousand, and $124 thousand in 1994, 1993 and 1992, respectively.


NOTE 13. COMMITMENTS AND CONTINGENCIES
______________________________________
In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities. These commitments and contingencies represent off-balance sheet risk for the Bank. To meet the financing needs of its customers, the Bank makes lending commitments under commercial lines of credit, home equity loans and various construction and development loans. The Bank also incurs contingent liabilities related to irrevocable letters of credit.

At December 31, 1994, the Bank had the following off-balance sheet items:

      Commitments to extend credit:        (Dollars in Thousands)
        Home equity lines of credit               $8,937
        Construction and development loans
          committed but not funded                 6,694
        Other lines of credit
          (principally commercial)                 9,815
                                                  ______
                                                 $25,446
                                                  ======

       Irrevocable letters of credit             $ 1,475
                                                  ======

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees extend for less than 2 years and expire in decreasing amounts through 1996. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.


NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS
____________________________________________
The estimated fair value of the Bank's financial instruments at December 31, 1994 are as follows:


                                                  Carrying            Fair
                                                   Amount             Value

                                                    (Dollars in Thousands)
     Cash and due from banks                     $  8,941          $  8,941
     Federal funds sold                               247               247
     Investment securities                            919               918
     Investment securities available for sale      82,599            82,599
     Loans, net of allowances for loan losses     171,094           165,575


     Deposits:
       Non-interest bearing deposits               37,086            37,086
       Savings deposits                            96,986            96,986
       Certificates of Deposit                    101,527           100,740

     Securities sold under repurchase agreement    13,694            13,694

     Interest bearing U.S. Treasury demand notes
       and other liabilities for borrowed money     1,162             1,162

     Commitments to extend credit                  25,446            25,446

     Irrevocable letters of credit                  1,475             1,475

The above presentation of fair values are required by Statement on Financial Accounting Standards No. 107 "Disclosures about Market Values of Financial Instruments". The fair values shown do not necessarily represent the amounts which would be received on sale or other disposition of the instruments.

The carrying amounts of cash and due from banks, federal funds sold, demand and savings deposit and securities sold under repurchase agreements represent items which do not present significant market risks, are payable on demand or are of such short duration that market value approximates carrying value.

Investment securities are valued at the quoted market price for the individual securities held.

The fair value of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers.

Time deposits are presented at estimated fair value using rates currently offered for deposits of similar remaining maturities.


NOTE 15. REGULATORY MATTERS
The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1994, the Company is required to have minimum Tier 1 and Total Capital ratios of 4.00% and 8.00% respectively. The Company's actual ratios at that date were 17.57% and 16.32%, respectively. The Company's leverage ratio at December 31, 1994, was 10.00%.

The following are the summarized financial statements of the Company.

_________________________________________________________________________________________________
OLD POINT FINANCIAL CORPORATION
PARENT ONLY
BALANCE SHEETS

As of December 31,
Dollars in thousands                                 1994             1993             1992
_________________________________________________________________________________________________
ASSETS
Cash in bank                                      $   154           $   132          $    27
Investment securities                               1,438               646              774
Total Loans                                            54                56              ---
Investment in subsidiary                           24,507            24,425           22,763
Other real estate owned                               ---               435              750
Other assets                                           68               142               71
                                                   ______            ______           ______
TOTAL ASSETS                                      $26,221           $25,836          $24,385
                                                   ======            ======           ======
LIABILITIES AND
  STOCKHOLDERS EQUITY
Notes payable - bank                              $   ---           $   ---          $   180
Other liabilities                                     ---               ---               12
                                                   ______            ______           ______
  Total liabilities                                   ---               ---              192

Stockholders' equity                               26,221            25,836           24,193
                                                   ______            ______           ______
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $26,221           $25,836          $24,385
                                                   ======            ======           ======
_________________________________________________________________________________________________

_________________________________________________________________________________________________
OLD POINT FINANCIAL CORPORATION
PARENT ONLY
INCOME STATEMENTS

For the year ended December 31,                      1994             1993             1992
Dollars in thousands
_________________________________________________________________________________________________
INCOME
Cash dividends from subsidiary                     $  950           $  675           $  ---
Interest and Fees on Loans                              5                1              ---
Interest income from
  investment securities                                63               32               77
Other income                                          ---               27               40
                                                    _____              ___              ___
TOTAL INCOME                                        1,018              735              117

EXPENSES
Interest on borrowed money                            ---                9               13
Other expenses                                        244              258              279
                                                    _____              ___              ___
TOTAL EXPENSES                                        244              267              292
Income before taxes and undistributed
  net income of subsidiary                            774              468             (175)
Income tax                                            (60)             (70)             (59)
                                                    _____              ___              ___

Net income before undistributed
  net income of subsidiary                            834              538             (116)
Undistributed net income of subsidiary              1,939            1,677            1,854
                                                    _____              ___              ___
NET INCOME                                         $2,773            2,215           $1,738
                                                    =====            =====            =====
_________________________________________________________________________________________________

_________________________________________________________________________________________________
OLD POINT FINANCIAL CORPORATION
PARENT ONLY
STATEMENTS OF CASH FLOWS

For the year ending December 31,
Dollars in thousands                                 1994             1993             1992
_________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $2,773            $2,215           $1,738
Adjustment to reconcile net income to net cash
  provided by operating activities:
  Equity in undistributed (income)
    losses of subsidiaries                         (1,939)          (1,677)           (1,854)
  Market write-down on other real estate owned        ---               65               209
  Increase (decrease) in other assets                  95              (71)              (71)
  Increase (decrease) in other liabilities            ---              (12)               12
                                                    _____            _____             _____
    Net cash provided by operating activities         929              520                34

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase)/Sales of Investments                      (850)             125               450
Transfer of branch site to
  other real estate owned                             ---              ---               ---
(Increase) decrease in other
  real estate owned                                   435              250               ---
Loans to Customers                                      2              (56)              ---
                                                    _____            _____             _____
    Net cash (used in) investing activities          (413)             319               450

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowed money                 ---             (180)              (14)
Proceeds from issuance of common stock                200               70                28
Dividends paid                                       (694)            (624)             (492)
                                                    _____            _____             _____
    Net cash provided by financing activities        (494)            (734)             (478)
Net increase in cash and due from banks                22              105                 6
Cash and due from banks at beginning of period        132               27                21
                                                    _____            _____             _____
Cash and due from banks at end of period           $  154           $  132            $   27
                                                    =====            =====             =====
_________________________________________________________________________________________________

Accounting Rule Changes

In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which supersedes SFAS No. 96. SFAS No. 109 requires that an asset and liability approach for accounting for income taxes be adopted for fiscal years beginning after December 15, 1992. The objective of SFAS No. 109 is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a result, the Company adopted SFAS No. 109 in 1993, and changed from the deferred method of accounting for income taxes. The effect of this change on 1993 earnings was a reduction in income of $98 thousand, or $0.08 per share.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, addressing the accounting for impaired loans. This Standard also clarifies the existing accounting for in-substance foreclosures. Under the new impairment standard and related amendments to Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," a collateral dependent real estate loan (i.e., a loan for which repayment is expected to be provided solely by the underlying collateral) would be reported as other real estate owned (OREO) only if the lender had taken possession of the collateral. As a result of these amendments, $1.51 million in real estate loans previously carried as in-substance foreclosed and reported as other real estate owned have been reclassified to their respective loan categories.

Effective January 1, 1994, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Standard requires the segregation of investment securities at the time of purchase into three categories; held to maturity, available for sale, or trading securities, and stipulates the handling of realized and unrealized gains and losses on those securities as well as treatment of transfers between categories. The Company elected to classify its existing investment portfolio in available for sale with unrealized gains and losses excluded from income and reported as a net after tax amount in a separate component of stockholders' equity until realized at which time any gains or losses are reported in current earnings.


Regulatory Requirements and Restrictions

For the reserve maintenance period in effect at December 31, 1994, 1993 and 1992 the bank was required to maintain with the Federal Reserve Bank of Richmond an average daily balance totalling approximately $4.9 million, $4.6 million, and $4.3 million respectively.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

The eleven persons named below, all of whom currently serve as directors of the Company will be nominated to serve as directors until the 1996 Annual Meeting, or until their successors have been duly elected and have qualified.

__________________________________________________________________________________________________
                                                                             Amount and Nature of
                                           Principal                         Beneficial Ownership
                             Director      Occupation For                    As of March 14, 1995
Name and (Age)               Since (1)<F6> Past Five Years                   (Percent of Class)

Dr. Richard F. Clark (62)     1981         Pathologist                         30,589     (2)<F7>
                                           Sentara Hampton General Hospital      2.4%

Gertrude S. Dixon (81)        1981         Real Estate Management              96,062     (2)<F7>
                                           and Ownership                         7.5%

Russell Smith Evans Jr. (52)  1993         Assistant Treasurer and             710*<F8>   (2)<F7>
                                           Corporate Fleet Manager
                                           Ferguson Enterprises

G. Royden Goodson, III (39)   1994         President                           2,200*<F8> (2)<F7>
                                           Warwick Plumbing & Heating Corp.

Dr. Arthur D. Greene (50)     1994         Surgeon - Partner                   200*<F8>
                                           Tidewater Orthopaedic Associates

Stephen D. Harris (53)        1988         Attorney-at-Law - Partner           4,175*<F8>
                                           Geddy, Harris & Geddy

John Cabot Ishon (48)         1989         President                           6,290*<F8> (2)<F7>
                                           Hampton Stationery

Eugene M. Jordan (71)         1964         Attorney-at-Law                     13,890     (2)<F7>
                                           Jordan, Ishon & Jordan, P.C.          1.1%

John B. Morgan, II (48)       1994         Vice President                      1,200*<F8> (2)<F7>
                                           Morgan-Marrow Insurance

John G. Sebrell (47)          1992         President & CEO (a)                 10,670*<F8>(3)<F9>
                                           The Old Point National
                                           Bank of Phoebus

Robert F. Shuford (57)        1965         Chairman of the Board,              102,183    (2)<F7>
                                           President & CEO
                                           Old Point Financial Corporation       8.0%
__________________________________________________________________________________________________

<F8>
     *Represents less than 1.0% of the total outstanding shares.


<F6>
(1) Refers to the year in which the individual first became a director of the Bank. Dr. Richard F. Clark, Gertrude S. Dixon, Eugene M. Jordan, and
Robert F. Shuford became directors of the Company upon consummation of the Bank's reorganization on October 1, 1984. Russell Smith Evans, Jr. was elected April 27, 1993, G. Royden Goodson, III was elected on August 9,
1994, Dr. Arthur D. Greene was elected on August 9, 1994, John B. Morgan,
II was elected on October 11, 1994, Stephen D. Harris was elected October
11, 1988, John Cabot Ishon was elected March 27, 1990, and John G. Sebrell was elected August 11, 1992. (a) Prior to his present employment, Mr.
Sebrell was Senior Vice President and Senior Credit Policy Officer at
NationsBank (formerly Sovran). All present directors of the Company are directors of the Bank.
<F7>
(2) Includes shares held (i) by their close relatives or held jointly with their spouses, (ii) as custodian or trustee for the benefit of their children or others, or (iii) as attorney-in-fact subject to a general power of attorney - Dr. Clark, 54 shares; Mrs. Dixon, 48,740 shares; Mr. Evans,
310 shares; Mr. Goodson, 1,900 shares; Mr. Ishon, 1,640 shares; Mr. Jordan,
8,485 shares; Mr. Morgan, 1,000 shares; and Mr. Shuford, 73,320 shares.
<F9>
(3) Includes shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the Old Point Stock Option Plans -
Mr. Sebrell 10,000.

There is one family relationship among the directors and executive officers. Mr. Jordan is the father-in-law of Mr. Ishon. None of the directors serves as a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

There were no delinquent Securities and Exchange Form 4 filings during 1994.

In addition to the 2 executive officers included in the preceding list of directors, the persons listed below were executive officers of the Company or its subsidiary as of December 31, 1994.


                             Executive     Principal
                             Officer       Occupation For
Name and (Age)               Since (1)     Past Five Years
______________________________________________________________________________
Louis G. Morris (40)         1988          Senior Vice President and Treasurer
                                           Old Point Financial Corporation

Cary B. Epes (46)            1993          Senior Vice President
                                           Old Point Financial Corporation

W. Rodney Rosser (54)        1989          Senior Vice President and Secretary
                                           Old Point Financial Corporation

Margaret P. Causby (44)      1992          Senior Vice President
                                           Old Point National Bank

Patricia A. Orendorff (48)   1994          Senior Vice President and Cashier
                                           Old Point National Bank
______________________________________________________________________________

Each of these executive officers owns less than 1% of the stock of the Company.

(1) Prior to employment with the Company, Cary B. Epes was Vice President and Commercial Account Manager at Crestar Bank. All other executive officers served in virtually the same capacity with the Company and/or the Bank prior to appointment as an executive officer.

Item 11.  Executive Compensation

Cash Compensation

The following table presents all compensation paid or accrued by the Company and the Bank to the Company's Chief Executive Officer and each executive officer whose salary and bonus for 1994 exceeds $100,000. Mr. Robert F. Shuford is compensated by the Company and Mr. John G. Sebrell is compensated by the Bank.

SUMMARY COMPENSATION TABLE
_______________________________________________________________________________________________
Annual Compensation
                                                                  Other
Name                                                              Annual     All Other
and                                                               Compen-    Compen-
Principal                        Salary           Bonus           sation     sation
Position               Year       ($)              ($)             ($)        ($)
_______________________________________________________________________________________________
Robert F. Shuford      1994     $143,400 (a)     $ 6,000 (b)     $ 2,941     $42,610 (c)
Holding Company        1993     $138,100 (a)     $ 4,000         $ 3,233     $65,655 (c)
Chairman, President    1992     $137,799 (a)     $ 5,000         $ 2,757     $ 6,963 (c)
& CEO

John G. Sebrell        1994     $110,400 (a)     $12,244 (b)     $ 8,631     $ 5,682 (d)
Bank                   1993     $105,100 (a)     $ 8,000         $11,119     $ 0
President & CEO        1992     $ 81,295 (a)     $ 5,000         $ 6,362     $ 0
_______________________________________________________________________________________________

(a) Salary includes directors' fees as follows: Mr. Shuford - 1994 of $5,400, 1993 of $5,100 and 1992 of $4,800; Mr. Sebrell - 1994 of $5,400,
1993 of $5,100 and 1992 of $1,500.

(b) In 1994, bonus consideration for Mr. Shuford and Mr. Sebrell was deferred until January 1995 so that year end results could be evaluated by the Compensation Committee.

(c)     Mr. Shuford has received other compensation as follows:


                                      1994           1993         1992
     Profit Sharing                 $ 3,001        $ 2,592       $1,770
     401-K Matching Plan              4,149          3,990        3,990
     Split Dollar Life Insurance      1,460          1,323        1,203
     Sale of ISO *                   34,000         57,750            0
                                     ______         ______        _____
                                    $42,610        $65,655       $6,963

     * When an incentive stock option (ISO) share is sold prior to a one year vesting period, the gain on the sale is treated as compensation to the employee.

(d)     Mr. Sebrell has received other compensation as follows:

                                      1994           1993         1992
     Profit Sharing                 $ 2,285          $ 0          $ 0
     401-K Matching Plan            $ 3,159          $ 0          $ 0
     Split Dollar Life Insurance    $   238          $ 0          $ 0
                                     ______         ______        _____
                                    $ 5,682          $ 0          $ 0

      Mr. Sebrell was ineligible for participation in the profit sharing and 401-K Plan prior to 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is detailed in Part III, Item 10. of this Annual Report on Form 10-K.


Item 13.  Certain Relationships and Related Transactions

Some of the Company directors, executive officers, and members of their immediate families, and corporations, partnerships and other entities of which such persons are officers, directors, partners, trustees, executors or beneficiaries, are customers of the Bank. As of December 31, 1994, borrowing by all policy making officers and directors amounted to $1.48 million. This amount represented 5.6% of the total equity capital accounts of the Company as of December 31, 1994. All loans and commitments to lend included in such transactions were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. It is the policy of the Bank to provide loans to officers who are not executive officers and to employees at more favorable rates than those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank expects to have in the future similar banking transactions with directors, officers, principal stockholders and their associates.

The law firm of Jordan, Ishon and Jordan, P.C. serves as legal counsel to the Bank. Mr. Eugene M. Jordan is a member of the firm. During 1994, the firm received from the Bank a retainer and fees totalling $40,435. The firm also received additional fees for acting as trustee on foreclosures of collateral held by the Bank totalling $13,605, however, these fees were paid by the purchasers of the collateral and not the Bank. In addition, Hampton Stationery, of which John Cabot Ishon is the owner, provided furniture and supplies to the Bank in the amount of $50,889 during 1994. Geddy, Harris & Geddy, of which Stephen D. Harris is a partner, also provided legal services to the Bank during 1994.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     A.1  Financial Statements:

          The following audited financial statements are included in Part
               II, Item 8, of this Annual Report on Form 10-K.

          Consolidated Balance Sheets - December 31, 1994, 1993 and 1992 Consolidated Statements of Income
              Years Ended December 31, 1994, 1993 and 1992
          Consolidated Statements of Changes in Stockholders' Equity
              Years Ended December 31, 1994, 1993 and 1992
          Consolidated Statements of Cash Flows
              Years Ended December 31, 1994, 1993 and 1992
          Notes to Financial Statements
          Auditor's Report

     A.2     Financial Statement Schedules:

          Schedule                                           Location
          Average Balance Sheets, Net Interest
             Income and Rates                             Part I, Item 1
          Analysis of Change in Net Interest Income       Part I, Item 1
          Interest Sensitivity Analysis                   Part I, Item 1
          Investment Securities                           Part I, Item 1
          Investment Security Maturities & Yields         Part I, Item 1
          Loans                                           Part I, Item 1
          Maturity Schedule of Selected Loans             Part I, Item 1
          Nonaccrual, Past Due and Restructured Loans     Part I, Item 1
          Analysis of the Allowance for Loan Losses       Part I, Item 1
          Allocation of the Allowance for Loan Losses     Part I, Item 1
          Deposits                                        Part I, Item 1
          Certificates of Deposit of $100,000 and more    Part I, Item 1
          Return on Average Equity                        Part I, Item 1
          Short Term Borrowings                           Part I, Item 1
          Lease Commitments                               Part I, Item 1
          Other Real Estate Owned                         Part I, Item 1
          Selected Financial Data                         Part II, Item 6
          Capital Ratios                                  Part II, Item 7
          Dividends Paid and Market Price
             of Common Stock                              Part II, Item 7
          Proceeds from sales and maturities
             of securities                                Part II, Item 8
          Premises and Equipment                          Part II, Item 8
          Stock Option Plan                               Part II, Item 8
          Components of Income Tax Expense                Part II, Item 8
          Reconciliation of Expected and
               Reported Income Tax Expense                Part II, Item 8
          Pension Plan                                    Part II, Item 8
          Commitments and Contingencies                   Part II, Item 8
          Fair Value of Financial Instruments             Part II, Item 8
          Directors and Executive Officer                 Part III, Item 10
          Executive Compensation                          Part III, Item 11

     A.3     Exhibits:

           3     Articles of Incorporation and Bylaws are incorporated
                   herein by reference to Registration Statement
                   (Form S-14) No. 2-89581.
          4      Not Applicable
          9      Not Applicable
          10     Not Applicable
          11     Not Applicable
          12     Not Applicable
          13     Not Applicable
          18     Not Applicable
          19     Not Applicable
          22     Subsidiaries of the Registrant
          23     Not Applicable
          24     Consent of Independent Certified Public Accountants
          25     Powers of Attorney
          27     Financial Data Schedule
          28     Not Applicable
          29     Not Applicable

B. Reports on Form 8-K:

No Reports on Form 8-K were filed during the fourth quarter of 1994.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1995.
                              OLD POINT FINANCIAL CORPORATION

                              /s/Robert F. Shuford
                                             Robert F. Shuford, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 25th day of March, 1995.

          Signature                         Title

     /s/Robert F. Shuford         President and Director
        Robert F. Shuford         Principal Executive Officer

     /s/Louis G. Morris           Senior Vice President and Treasurer
        Louis G. Morris           Principal Financial & Accounting Officer

     /s/Richard F. Clark *
        Richard F. Clark          Director

     /s/Gertrude S. Dixon *
        Gertrude S. Dixon         Director

     /s/Russell S. Evans, Jr. *
        Russell S. Evans, Jr.     Director

     /s/G. Royden Goodson, III
        Royden Goodson, III       Director

     /s/Dr. Arthur D. Greene
        Dr. Arthur D. Greene      Director

     /s/Steven D. Harris *
        Steven D. Harris          Director

     /s/John Cabot Ishon *
        John Cabot Ishon          Director

     /s/Eugene M. Jordan *
        Eugene M. Jordan          Director

     /s/John B. Morgan *
        John B. Morgan            Director

     /s/John G. Sebrell *
        John G. Sebrell           Executive Vice President and Director

As filed with the Securities and Exchange Commission on March 27, 1995



Commission File No. 0-12896




SECURITIES AND EXCHANGE COMMISSION


Washington, D.C.   20549


FORM 10-K

ANNUAL REPORT

For the fiscal year ended December 31, 1994


OLD POINT FINANCIAL CORPORATION


EXHIBITS

INDEX OF EXHIBITS


     Exhibit No.

      3     Articles of Incorporation and Bylaws are
          incorporated herein by reference to
          Registration Statement (Form S-14) No. 2-89581.

      4      Not Applicable
      9     Not Applicable
     10     Not Applicable
     11     Not Applicable
     12     Not Applicable
     13     Not Applicable
     18     Not Applicable
     19     Not Applicable
     22     Subsidiaries of the Registrant            49
     23     Not Applicable
     24     Consent of Independent Certified
            Public Accountants                        50
     25     Powers of Attorney                        51
     27     Financial Data Schedule                   62
     28     Not Applicable
     29     Not Applicable