Form 10-Q
period 1995-03-31
OLD POINT FINANCIAL CORP
filed 1995-05-04
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                 FORM 10-Q

          [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                  For quarterly period Ended March 31, 1995

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from                to

                  Commission File No. 0-12896 (1934 Act)

                  OLD POINT FINANCIAL CORPORATION
                 (Exact name of registrant as specified in its charter)

                  Virginia                        54-1265373
                 (State or other jurisdiction of        (I.R.S. Employer
                  incorporation or organization        Identification No.)

                  1 West Mellen Street, Hampton, Va.   23663
                 (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code (804) 722-7451

                             Not Applicable
        ______________________________________________________
           Former name, former address and former fiscal year,
                      if changed since last report.

Check whether the registrant (1) has filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X    No


State the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1995.

Class                                        Outstanding at April 30, 1995
Common Stock, $5.00 par value                1,273,537 shares

                       OLD POINT FINANCIAL CORPORATION
                                 FORM 10-Q
                                   INDEX


PART I - FINANCIAL INFORMATION                                           Page
Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . 1

         Consolidated Balance Sheets
                  March 31, 1995 and December 31, 1994 . . . . . . . . . . . 1

         Consolidated Statement of Earnings
                  Three months ended March 31, 1995 and 1994 . . . . . . . . 2

         Consolidated Statement of Cash Flows
                  Three months ended March 31, 1995 and 1994 . . . . . . . . 3

         Consolidated Statements of Changes
                            in Stockholders' Equity
                  Three months ended March 31, 1995 and 1994 . . . . . . . . 4

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . 5

                  Parent Only Balance Sheets
                            March 31, 1995 and December 31, 1994 . . . . . . 6

                  Parent Only Statement of Earnings
                            Three months ended March 31, 1995 and 1994 . . . 6

                  Parent Only Statement of Cash Flows
                            Three months ended March 31, 1995 and 1994 . . . 7


Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . . . . 8

                  Analysis of Changes in Net Interest Income . . . . . . . . 9

                  Interest Sensitivity Analysis. . . . . . . . . . . . . . .12

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .14


   PART 1. - FINANCIAL INFORMATION
   OLD POINT FINANCIAL CORPORATION
   Consolidated Balance Sheets                            March 31,         December 31,
   (Unaudited)                                              1995                1994

   Assets
   Cash and due from banks........................    $    8,431,442      $    8,940,712
   Interest bearing balances due from banks.......            18,064               --
   Securities available for sale, at market.......        80,741,467          82,598,958
   Securities to be held to maturity..............           918,144             919,141
   Trading account securities.....................             --                  --
   Federal funds sold.............................         3,219,454             246,900
   Loans, total...................................       176,912,840         173,740,982
       Less reserve for loan losses...............         2,694,707           2,646,692
           Net loans..............................       174,218,133         171,094,290
   Bank premises and equipment....................         7,137,736           7,432,994
   Other real estate owned........................           538,864             213,700
   Other assets...................................         5,724,697           6,232,817

        Total assets..............................    $  280,948,001      $  277,679,512



   Liabilities

   Noninterest-bearing deposits...................    $   39,532,072      $   37,086,440
   Savings deposits...............................        93,816,860          96,985,612
   Time deposits..................................       105,890,023         101,527,085
      Total deposits..............................       239,238,955         235,599,137
   Federal funds purchased and securities sold
       under agreement to repurchase..............         9,961,188          13,694,007
   Interest-bearing demand notes issued
      to the United States Treasury
      and other liabilities for borrowed..........         2,454,233           1,162,240
   Other liabilities..............................         1,403,098           1,002,989

      Total liabilities...........................       253,057,474         251,458,373


   Stockholders' Equity

   Common stock, $5.00 par value..................         6,367,685           6,319,515

                              1995       1994
       Shares authorized....3,000,000  3,000,000
       Shares outstanding.. 1,272,537  1,263,903
   Surplus........................................         9,344,798           9,031,923
   Undivided profits..............................        13,063,519          12,793,050
   Unrealized gain/(loss) on securities ..........          (885,475)         (1,923,349)

       Total stockholders' equity.................        27,890,527          26,221,139

       Total liabilities and stockholders' equity.    $  280,948,002      $  277,679,512

            See accompanying notes

                                                  - 1 -


   OLD POINT FINANCIAL CORPORATION                             Three Months Ended
   Consolidated Statements of Earnings                              March 31,
   (Unaudited)                                              1995                1994
   Interest Income
   Interest and fees on loans.....................    $    3,894,576      $    3,124,125
   Interest on federal funds sold.................            41,443              44,228
   Interest on securities:
      Taxable.....................................         1,098,817           1,288,814
      Exempt from Federal income tax..............           103,362             113,154
         Total interest on securities.............         1,202,179           1,401,968
   Interest on trading account....................              --                  --

       Total interest income......................         5,138,198           4,570,321

   Interest Expense

   Interest on savings deposits...................           684,693             671,901
   Interest on time deposits......................         1,288,994           1,042,246
   Interest on federal funds purchased and
     securities sold under agreement
     to repurchase................................           132,083             102,610
   Interest on demand notes (note balances)
     issued to United States Treasury
     and on other borrowed money..................            27,348               1,642
                                                           2,133,118           1,818,399
       Total interest expense.....................

   Net interest income............................         3,005,080           2,751,922
   Provision for loan losses......................            25,000              25,000

   Net interest income after provision for
   loan losses....................................         2,980,080           2,726,922

   Other Income

   Income from fiduciary activities...............           340,421             306,715
   Service charges on deposit accounts............           465,492             418,535
   Other service charges, commissions and fees....            45,247             103,907
   Other operating income.........................           104,716             114,579
   Security gains (losses)........................              --               409,003
   Trading account income.........................              --                  --

       Total other income.........................           955,876           1,352,739

   Other Expenses

   Salaries and employee benefits.................         1,769,691           1,783,134
   Occupancy expense of Bank premises.............           170,701             181,159
   Furniture and equipment expense................           234,343             297,094
   Other operating expenses.......................           766,872             823,767

       Total other expenses.......................         2,941,607           3,085,154

   Income before taxes............................           994,349             994,507
   Applicable income taxes .......................           260,000             278,000

   Net income.....................................    $      734,349      $      716,507

   Per Share

   Based on weighted average number of
     common shares outstanding....................         1,268,307           1,257,134
   Net income.....................................    $         0.58      $         0.57


            See accompanying notes

   OLD POINT FINANCIAL CORPORATION                                      Three Months Ended
   Consolidated Statements of Cash Flows                                       March 31,
   (Unaudited)                                                         1995              1994
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................   $       734,349   $       716,507
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................           192,367           222,220
     Provision for loan losses...............................            25,000            25,000
     Gains on sale of investment securities, net.............                 0          (409,003)
     Net amortization & accretion of securities..............           304,490           339,772
     Net (increase) decrease in trading account..............                 0                 0
     Increase in other real estate owned.....................                 0                 0
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)............           (26,545)          (41,372)
     Increase (decrease) in other liabilities................           400,109           389,184
       Net cash provided by operating activities.............         1,629,770         1,242,308

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale..............          (273,464)       (5,054,688)
     Proceeds from maturities & calls of securities .........         3,400,000         4,100,000
     Proceeds from sales of securities ......................                 0         4,979,132
     Loans made to customers.................................       (21,453,675)      (29,770,345)
     Principal payments received on loans....................        18,304,832        24,725,722
     Proceeds from sales of other real estate owned..........            28,700           483,110
     Purchases of premises and equipment.....................          (250,973)          (88,073)
     (Increase) decrease in federal funds sold...............        (2,972,554)       (4,270,000)
       Net cash provided by (used in) investing activities...        (3,217,134)       (4,895,142)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits....         2,445,632           (55,686)
     Increase (decrease) in savings deposits.................        (3,168,752)        1,851,964
     Proceeds from the sale of certificates of deposit.......        21,368,582         9,081,700
     Payments for maturing certificates of deposit...........       (17,005,644)      (11,175,722)
     Increase (decrease) in federal funds purchased &
       repurchase agreements.................................        (3,732,819)        5,753,442
     Increase (decrease) in other borrowed money.............         1,291,993            (6,027)
     Proceeds from issuance of common stock..................            88,195           163,315
     Dividends paid..........................................          (191,030)         (157,427)
       Net cash provided by financing activities.............         1,096,157         5,455,559

       Net increase (decrease) in cash and due from banks....          (491,206)        1,802,725
       Cash and due from banks at beginning of period........         8,940,712         8,166,076
       Cash and due from banks at end of period..............   $     8,449,506   $     9,968,801


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..............................................         2,016,236         1,819,451
       Income taxes..........................................                 0                 0

See accompanying notes

   OLD POINT FINANCIAL CORPORATION
   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   (Unaudited)
                                                                                                         Unrealized
                                                 Common Stock                                   Undivided      Gain/(Loss)
                                              Shares         Amount         Surplus        Profits      On Securities       Total


FOR THREE MONTHS ENDED MARCH 31, 1995
Balance at beginning of period.......       1,263,903      6,319,515      9,031,923     12,793,050       (1,923,349)    26,221,139
Net income...........................            --             --             --          734,349             --          734,349
Sale of common stock.................           9,634         48,170        312,875       (272,850)            --           88,195
Cash dividends............. .........            --             --             --         (191,030)            --         (191,030)
Increase in unrealized gain on
  securities.........................            --             --             --             --          1,037,874      1,037,874
Balance at end of period.............       1,273,537     $6,367,685     $9,344,798    $13,063,519        ($885,475)   $27,890,527




FOR THREE MONTHS ENDED MARCH 31, 1994

Balance at beginning of period........       1,254,285     $6,271,425     $8,738,143    $10,856,057         ($29,565)   $25,836,060
Net income............................            --             --             --          716,507             --          716,507
Sale of common stock..................           5,799         28,995        173,970        (39,650)            --          163,315
Cash dividends............... ........            --             --             --         (157,427)            --         (157,427)
Increase in unrealized gain on
  securities..........................            --             --             --             --            185,739        185,739

Balance at end of period..............       1,260,084     $6,300,420     $8,912,113    $11,375,487         $156,174    $26,744,194


See accompanying notes

                       OLD POINT FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant's 1994 Annual Report to Shareholders and Form 10-K.

2. Earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented.

    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                                 March 31,      December 31,
    (Unaudited)                                                   1995            1994
    Assets
    Cash in bank......................................      $      85,469   $     154,143
    Investment Securities.............................          1,631,158       1,437,584
    Total Loans.......................................             53,649          54,169
    Investment in Subsidiary..........................         26,044,124      24,507,062
    Other assets......................................             76,127          68,181

    Total Assets......................................      $  27,890,527   $  26,221,139

    Liabilities and Stockholders' Equity
    Total Liabilities.................................      $           0   $           0
    Stockholders' Equity..............................         27,890,527      26,221,139

    Total Liabilities & Stockholders' Equity..........      $  27,890,527   $  26,221,139



    OLD POINT FINANCIAL CORPORATION                           Three Months Ended:
    Parent only Income Statements                              March 31,
    (Unaudited)                                                   1995            1994
    Income
    Cash dividends from Subsidiary....................      $     250,000   $     225,000
    Interest and fees on loans........................              1,144           4,836
    Interest income from investment securities........             21,181           4,635
    Gains (losses) from sale of investment securities.                  0               0
    Other income......................................                  0               0
    Total Income......................................            272,325         234,471

    Expenses
    Salaries and employee benefits....................             56,028          52,180
    Other expenses....................................             10,134          22,858
    Total Expenses....................................             66,162          75,038
    Income before taxes & undistributed
        net income of subsidiary......................            206,163         159,433

    Income tax........................................            (15,000)        (22,000)
    Net income before undistributed
      net income of subsidiary........................            221,163         181,433
    Undistributed net income of subisdiary............            513,186         535,074

    Net Income........................................      $     734,349   $     716,507

                          - 6 -

    OLD POINT FINANCIAL CORPORATION                           Three Months Ended:
    Parent only Statements of Cash Flows                       March 31,
    (Unaudited)                                                   1995            1994
    Cash Flows from Operating Activities:
    Net Income........................................      $     734,349   $     716,507
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income of subsidiary..           (513,186)       (535,074)
        Gains(losses) on sale of securities [net].....                  0               0
        (Increase) Decrease in other assets...........            (15,158)         60,420
        Increase (decrease in other liabilities)......                  0               0
    Net cash provided by operating activities.........            206,005         241,853

    Cash flows from investing activities:
    (Increase)decrease in investment securities.......           (172,364)       (750,000)
    (Increase)decrease in other real estate owned.....                  0         435,000
    Repayment of loans by customers...................                520             478
    Net cash provided by investing activities.........           (171,844)       (314,522)

    Cash flows from financing activities:
    Proceeds from issuance of common stock............             88,195         163,315
    Dividends paid....................................           (191,030)       (157,427)
    Net cash provided by financing activities.........           (102,835)          5,888

    Net increase (decrease) in cash & due from banks..            (68,674)        (66,781)

    Cash & due from banks at beginning of period......            154,143         132,382
    Cash & due from banks at end of period............      $      85,469   $      65,601

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
         Net income for the first quarter of 1995 increased 2% to $734,349 from $716,507 for the comparable period in 1994. Earnings per share were $0.58 in the first quarter of 1995 compared with $0.57 in 1994.

         Return on average assets was 1.05% for the first quarter of 1995 and 0.99% for the comparable period in 1994. Return on average equity was 10.79% for the first quarter of 1995 and 9.86% for the first quarter of 1994.

Net Interest Income
         Net interest income, on a fully tax equivalent basis, increased $242,000, or 9%, for the first three months of 1995 over 1994. Average earning assets increased 2% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, increased from 4.47% in 1994 to 4.75% in 1995.

         The composition of earning assets continued to change during the first quarter of 1995. While average loans increased 15%, average Federal Funds Sold decreased 47% and average investment securities decreased 16%. The Company has reduced its investments to fund the strong loan demand. Certificates of deposit increased 13% while interest checking and savings accounts declined 6%. As interest rates rise, customers are shifting funds from interest checking and savings accounts to certificates.

         Net interest income continues to be negatively impacted by nonperforming loans. The level of nonperforming loans is expected to continue to depress the net interest yield through the remainder of 1995. Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS                          For the quarter ended March 31,
   (Fully taxable equivalent basis)<F1>*                1995                                 1994

                                                            Average                              Average
                                                   Interest  Rates                     Interest   Rates
                                       Average     Income/  Earned/        Average     Income/   Earned/
   Dollars in thousands                Balance     Expense    Paid         Balance     Expense     Paid
   Loans (net of unearned income)<F2>** $175,434   $3,935      8.97%        $152,040    $3,162       8.32%
   Investment securities:
     Taxable..........................    75,119    1,099      5.85%          90,175     1,289       5.72%
     Tax-exempt.......................     6,675      156      9.35%           6,706       170      10.14%
       Total investment securities....    81,794    1,255      6.14%          96,881     1,459       6.02%
   Federal funds sold.................     2,942       41      5.57%           5,582        44       3.15%
     Total earning assets.............  $260,170   $5,231      8.04%        $254,503    $4,665       7.33%


   Time and savings deposits:
     Interest-bearing transaction
       accounts.......................   $49,027     $319      2.60%         $50,471      $323       2.56%
     Money market deposit accounts....    18,718      180      3.85%          19,690       136       2.76%
     Savings accounts.................    27,324      185      2.71%          31,331       212       2.71%
     Certificates of deposit,
       $100,000 or more...............    12,350      156      5.05%           9,813       100       4.08%
     Other certificates of deposit....    91,333    1,143      5.01%          82,215       942       4.58%
       Total time and savings
         deposits.....................   198,752    1,983      3.99%         193,520     1,713       3.54%
   Federal funds purchased and
     securities sold under
     agreement to repurchase..........    11,166      132      4.73%          14,944       103       2.76%
   Other short term borrowings........     2,022       27      5.34%              88         2       9.09%
     Total interest bearing
       liabilities....................  $211,940    2,142      4.04%        $208,552     1,818       3.49%

   Net interest income/yield..........             $3,089      4.75%                    $2,847       4.47%

<F1>
   * Tax equivalent yields based on 34% tax rate.
<F2>
   ** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis


Provision/Allowance for Loan Losses
         The provision for loan losses remained constant for the first three months of 1995 compared with the same period in 1994. Loans charged off (net of recoveries) were $(23,015) in the first three months of 1995, compared to $1,656 for the same period in 1994. On an annualized basis net loan charge-offs were (0.05%) of total loans for the first quarter of 1995 compared with 0.004% for the same period in 1994.

         On March 31, 1995 nonperforming assets totalled $2.99 million compared with $5.48 million on March 31, 1994. The March 1995 total consisted of $185 thousand in foreclosed real estate, $357 thousand in a former branch site now listed for sale, and $2.45 million in nonaccrual loans. The March 1994 total consisted of $382 thousand in foreclosed real estate and $5.10 million in nonaccrual loans. Loans still accruing interest but past due 90 days or more decreased to $71 thousand as of March 31, 1995 compared with $301 thousand on March 31, 1994.

         The allowance for loan losses on March 31, 1995 was $2.69 million. It represented a multiple of 0.90 times nonperforming assets and
         1.10 times nonperforming loans. The allowance for loan losses on March 31, 1995 was 1.52% of loans (net of unearned income) compared to 1.75% at March 31, 1994.

Other Income
         Other income decreased $396,863, or 29%, for the first three months of 1995 over the same period in 1994. Other income in 1994 was greater primarily due to realized security gains in 1994 which resulted from the sale of securities to reduce interest rate risk in a rising rate environment.


Other Expenses
         Other expenses decreased $143,547, or 5%, in the first three months of 1995 over 1994. Furniture and equipment expense decreased 21% in 1995 over 1994 due to the cancellation of service contracts on certain computer equipment. Other operating expense decreased 7% due to the reduction in costs associated with loan administration and foreclosed property.

         The Company plans to open one new full service branch in the fourth quarter of 1995.

Financial Condition
         At March 31, 1995 total assets were $280.9 million, up from $277.7 million at December 31, 1994. Total loans increased $3.2 million, or 1.8%, and federal funds sold increased $3.0 million, or 1204.0%, in 1995. Investment securities decreased $1.9 million, or 2.2%, in 1995. Total deposits increased $3.6 million, or 1.5% in 1995; and interest bearing demand notes increased $1.3 million, or 111.2%, while repurchase agreements, used as a cash management vehicle by commercial customers, decreased $3.7 million, or 27%.


Capital Resources
         The Company's capital position remains strong as evidenced by the regulatory capital measurements. At March 31, 1995 the Tier I capital ratio was 16.28%, the total capital ratio was 17.54% and the leverage ratio was 10.26%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.


Liquidity and Interest Sensitivity
         Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The liquidity position of the Company is adequate in light of the decline in loan volume and the increase in short term investment securities.

         The Company was liability sensitive as of March 31, 1995. There were $69.2 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of March 31, 1995.


    INTEREST SENSITIVITY ANALYSIS
    As of March 31, 1995                                            MATURITY
    (in thousands)                              Within       4-12        1-5     Over 5
                                              3 Months     Months      Years      Years

    Uses of funds
    Federal funds sold......................     8,449       --         --         --
    Taxable investments.....................     9,166     14,452     49,425      1,941
    Tax-exempt investments..................         0        357      1,130      5,188
      Total investments.....................    17,615     14,809     50,556      7,129

    Loans:
      Commercial............................    26,142      1,635     16,513      1,512
      Tax-exempt............................     3,617         38        204        586
      Installment...........................       211      1,216     42,335        146
      Real estate...........................    11,800      4,788     53,958      9,379
      Other.................................       377       --         --         --
    Total loans.............................    42,148      7,677    113,010     11,623

    Total earning assets....................    59,763     22,486    163,565     18,752


    Sources of funds

    Interest checking deposits..............    49,393       --         --         --
    Money market deposit accounts...........    17,888       --         --         --
    Regular savings accounts................    26,536       --         --         --
    Certificates of deposit.................
      $100,000 or more......................     3,206      5,722      3,262       --
    Other time deposits.....................    19,898     39,213     34,590       --
    Federal funds purchased and
      securities sold under
      agreements to repurchase..............     9,611       --          350       --
    Other borrowed money....................     2,390       --           64       --

    Total interest bearing liabilities......   128,922     44,935     38,266          0


    Rate sensitivity GAP....................   (69,159)   (22,449)   125,300     18,752

    Cumulative GAP..........................   (69,159)   (91,608)    33,692     52,444

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
                  (a)       none
                  (b) No Reports on Form 8-K were filed during the first quarter of 1995.

                                     SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     OLD POINT FINANCIAL CORPORATION
                              May 3, 1995


         By:      /s/Robert F. Shuford
                  President and Director
                  Principal Executive Officer


         By:      /s/Louis G. Morris
                  Senior Vice President and Treasurer
                  Principal Financial and Accounting Officer