Form 10-Q
period 1995-06-30
OLD POINT FINANCIAL CORP
filed 1995-08-02
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For quarterly period Ended June 30, 1995
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from                to

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

Not Applicable
Former name, former address and former fiscal year, if changed since last report.


Check whether the registrant (1) has filed all reports
required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X           No

State the number of shares outstanding of each of the issuer's classes of common stock as of July 15, 1995.

      Class                         Outstanding at July 15, 1995

          Common Stock, $5.00 par value 1,273,537 shares

                 OLD POINT FINANCIAL CORPORATION
                            FORM 10-Q

                              INDEX


                 PART I - FINANCIAL INFORMATION
                                                        Page
Item 1. Financial Statements . . . . . . . . . . . . . . .1

     Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994. . . . . .  1

     Consolidated Statement of Earnings
          Three months ended June 30, 1995 and 1994  . .  2
          Six months ended June 30, 1995 and 1994. . . . .2

     Consolidated Statement of Cash Flows
          Six months ended June 30, 1995 and 1994  . . .  3

     Consolidated Statements of Changes in Stockholders' Equity
          Six months ended June 30, 1995 and 1994  . . .  4

     Notes to Consolidated Financial Statements  . . . .  5

          Parent Only Balance Sheets
               June 30, 1995 and December 31, 1994 . . .  6

          Parent Only Statement of Earnings
               Three months ended June 30, 1995 and 1994  6
               Six months ended June 30, 1995 and 1994 . .6

          Parent Only Statement of Cash Flows
               Three months ended June 30, 1995 and 1994  7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . .  8

          Analysis of Changes in Net Interest Income . .  9

          Interest Sensitivity Analysis. . . . . . . . . 12

                   PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . 13

               (i)

   PART 1. - FINANCIAL INFORMATION

   OLD POINT FINANCIAL CORPORATION
   Consolidated Balance Sheets                          June 30         December 31,
   (Unaudited)                                            1995              1994

   Assets
   Cash and due from banks........................   $  9,821,667      $  8,940,712
   Securities available for sale, at market.......     77,788,225        82,598,958
   Securities to be held to maturity..............      9,911,013           919,141
   Trading account securities.....................          --                --
   Federal funds sold.............................     10,271,766           246,900
   Loans, total (excluding unearned income).......    180,274,887       173,740,982
       Less reserve for loan losses...............      2,725,467         2,646,692
           Net loans..............................    177,549,420       171,094,290
   Bank premises and equipment....................      7,598,259         7,432,994
   Other real estate owned........................        628,864           213,700
   Other assets...................................      5,490,609         6,232,817
        Total assets..............................   $299,059,823      $277,679,512



   Liabilities

   Noninterest-bearing deposits...................   $ 44,508,730      $ 37,086,440
   Savings deposits...............................     96,393,701        96,985,612
   Time deposits..................................    112,424,956       101,527,085
      Total deposits..............................    253,327,387       235,599,137
   Federal funds purchased and securities sold
      under agreement to repurchase...............     11,106,443        13,694,007
   Interest-bearing demand notes issued to the
      United Treasury and other liabilities
      for borrowed money..........................      4,060,432         1,162,240
   Other liabilities..............................      1,316,720         1,002,989
      Total liabilities...........................    269,810,982       251,458,373


   Stockholders' Equity

   Common stock, $5.00 par value..................      6,367,685         6,319,515

                                1995       1994
       Shares authorized......6,000,000  3,000,000
       Shares outstanding.....1,273,537  1,261,283
   Surplus........................................      9,344,798         9,031,923
   Undivided profits..............................     13,543,166        12,793,050
   Unrealized gain/(loss) on securities ..........         (6,808)       (1,923,349)
       Total stockholders' equity.................     29,248,841        26,221,139
       Total liabilities and stockholders' equity.   $299,059,823      $277,679,512


     See accompanying notes

   OLD POINT FINANCIAL CORPORATION                    Three Months Ended               Six Months Ended
   Consolidated Statements of Earnings                 June 30,                         June 30,
   (Unaudited)                                           1995            1994             1995            1994

   Interest Income
   Interest and fees on loans.....................   $3,951,905      $3,338,237       $ 7,846,481     $6,462,362
   Interest on federal funds sold.................       66,076          47,306           107,519         91,534
   Interest on securities:
      Taxable.....................................    1,149,589       1,258,289         2,248,406      2,547,103
      Exempt from federal income tax..............      102,473         108,953           205,835        222,107
   Interest on trading account securities.........            0               0                 0              0
         Total interest on securities.............    1,252,062       1,367,242         2,454,241      2,769,210

       Total interest income......................    5,270,043       4,752,785        10,408,241      9,323,106

   Interest Expense

   Interest on savings deposits...................      690,889         694,466         1,375,582      1,366,367
   Interest on time deposits......................    1,473,008         999,992         2,762,002      2,042,238
   Interest on federal funds purchased and
     securities sold under agreement
     to repurchase................................      126,347         139,957           258,430        242,567
   Interest on demand notes (note balances) issued
     to the United States Treasury and on
     other borrowed money.........................       20,813           1,516            48,161          3,158

       Total interest expense.....................    2,311,057       1,835,931         4,444,175      3,654,330

   Net interest income............................    2,958,986       2,916,854         5,964,066      5,668,776
   Provision for loan losses......................            0               0            25,000         25,000

   Net interest income after provision for
     loan losses..................................    2,958,986       2,916,854         5,939,066      5,643,776

   Other Income

   Income from fiduciary activities...............      379,255         322,911           719,676        629,626
   Service charges on deposit accounts............      493,135         441,960           958,627        860,495
   Other service charges, commissions and fees....       51,494          90,163            96,741        194,070
   Other operating income.........................       28,283          49,937           132,999        164,516
   Income from trading account....................            0               0                 0              0
   Security gains (losses)........................            0           1,122                 0        410,125

       Total other income.........................      952,167         906,093         1,908,043      2,258,832

   Other Expenses

   Salaries and employee benefits.................    1,775,715       1,720,357         3,545,406      3,503,491
   Occupancy expense of Bank premises.............      177,560         165,448           348,261        346,607
   Furniture and equipment expense................      222,199         282,026           456,542        579,120
   Other operating expenses.......................      798,201         738,096         1,565,073      1,561,863

       Total other expenses.......................    2,973,675       2,905,927         5,915,282      5,991,081

   Income before taxes............................      937,478         917,020         1,931,827      1,911,527
   Applicable income taxes .......................      266,800         244,000           526,800        522,000

   Net income.....................................   $  670,678      $  673,020       $ 1,405,027     $1,389,527

   Per Share

   Based on weighted average number of
     common shares outstanding....................    1,273,537       1,260,912         1,270,936      1,258,575
   Net income.....................................   $     0.53      $     0.53       $      1.11     $     1.10


     See accompanying notes

   OLD POINT FINANCIAL CORPORATION                                Six Months Ended
   Consolidated Statements of Cash Flows                            June 30,
   (Unaudited)                                                        1995            1994

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................   $   1,405,027   $   1,389,527
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................         365,966         446,194
     Provision for loan losses...............................          25,000          25,000
     Gains on sale of investment securities, net.............               0        (410,125)
     Net amortization & accretion of securities
       available for sale....................................         591,176         684,113
     Net (increase) decrease in trading account..............               0               0
     Increase in other real estate owned.....................        (443,864)       (135,700)
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)............        (245,103)       (263,341)
     Increase (decrease) in other liabilities................         313,731         194,822
       Net cash provided by operating activities.............       2,011,933       1,930,489

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale..............      (9,268,464)     (7,154,688)
     Proceeds from maturities & calls of securities
       available for sale....................................       7,400,000       6,200,000
     Proceeds from sales of securities available for sale....               0       6,982,891
     Loans made to customers.................................     (10,470,073)    (66,196,211)
     Principal payments received on loans....................       3,989,943      51,862,271
     Proceeds from sales of other real estate owned..........          28,700         657,110
     Purchases of premises and equipment.....................        (531,231)       (115,116)
     (Increase) decrease in federal funds sold...............     (10,024,866)      4,338,338
       Net cash provided by (used in) investing activities...     (18,875,991)     (3,425,404)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits....       7,422,290       3,245,617
     Increase (decrease) in savings deposits.................        (591,911)       (240,566)
     Proceeds from the sale of certificates of deposit.......      37,775,818      23,349,716
     Payments for maturing certificates of deposit...........     (26,877,947)    (26,510,230)
     Increase (decrease) in federal funds purchased &
      repurchase agreements..................................      (2,587,564)      2,940,156
     Increase (decrease) in other borrowed money.............       2,898,192         (12,180)
     Proceeds from issuance of common stock..................          88,195         163,355
     Dividends paid..........................................        (382,060)       (315,050)
       Net cash provided by financing activities.............      17,745,013       2,620,818

       Net increase (decrease) in cash and due from banks....         880,955       1,125,903
       Cash and due from banks at beginning of period........       8,940,712       8,166,076
       Cash and due from banks at end of period..............   $   9,821,667   $   9,291,979


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..............................................   $   4,285,987       3,655,382
       Income taxes..........................................   $     480,000         430,000


   See accompanying notes

   OLD POINT FINANCIAL CORPORATION
   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   (Unaudited)
                                                                                      Unrealized
                                         Common Stock                     Undivided   Gain/(Loss)
                                       Shares     Amount      Surplus     Profits    On Securities   Total


   FOR SIX MONTHS ENDED JUNE 30, 1995
   Balance at beginning of period..  1,263,903  $6,319,515  $9,031,923  $12,793,050  ($1,923,349) $26,221,139
   Net income......................       --          --          --      1,405,027         --      1,405,027
   Sale of common stock............      9,634      48,170     312,875     (272,850)        --         88,195
   Cash dividends..................       --          --          --       (382,061)        --       (382,061)
   Decrease in unrealized loss
     on securities.................       --          --          --           --      1,916,541    1,916,541

   Balance at end of period........  1,273,537  $6,367,685  $9,344,798  $13,543,166      ($6,808) $29,248,841



   FOR SIX MONTHS ENDED JUNE 30, 1994

   Balance at beginning of period..  1,254,285  $6,271,425  $8,738,143  $10,856,057     ($29,565) $25,836,060
   Net income......................       --          --          --      1,389,527         --      1,389,527
   Sale of common stock............      6,998      34,990     209,940      (81,575)        --        163,355
   Cash dividends..................       --          --          --       (315,050)        --       (315,050)
   Increase in unrealized loss
     on securities.................       --          --          --           --       (750,069)    (750,069)

   Balance at end of period........  1,261,283  $6,306,415  $8,948,083  $11,848,959    ($779,634) $26,323,823

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

    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                         June 30,      December 31,
    (Unaudited)                                          1995           1994

    Assets
    Cash in bank................................    $    102,617   $    154,143
    Investment Securities.......................       1,636,813      1,437,584
    Total Loans.................................          53,117         54,169
    Investment in Subsidiary....................      27,365,591     24,507,062
    Equipment...................................          19,739          --
    Other assets................................          70,964         68,181

    Total Assets................................    $ 29,248,841   $ 26,221,139

    Liabilities and Stockholders' Equity
    Total Liabilities...........................    $          0   $          0
    Stockholders' Equity........................      29,248,841     26,221,139

    Total Liabilities & Stockholders' Equity....    $ 29,248,841   $ 26,221,139

    OLD POINT FINANCIAL CORPORATION                   Three Months Ended:       Six Months Ended:
    Parent only Income Statements                      June 30,                      June 30,
    (Unaudited)                                          1995           1994    1995           1994

    Income
    Cash dividends from Subsidiary..............    $    250,000   $    225,000   $    500,000   $    450,000
    Interest and fees on loans..................           1,132          1,176          2,276          2,362
    Interest income from investment securities..          25,251         16,154         46,432         24,439
    Gains (losses) from sale of
      investment securities.....................               0              0              0              0
    Other income................................               0              0              0              0
    Total Income................................         276,383        242,330        548,708        476,801

    Expenses
    Salaries and employee benefits..............          48,918         46,459        104,946         98,639
    Other expenses..............................          16,519         16,985         26,653         39,843
    Total Expenses..............................          65,437         63,444        131,599        138,482
    Income before taxes & undistributed
        net income of subsidiary................         210,946        178,886        417,109        338,319

    Income tax..................................         (13,200)       (16,000)       (28,200)       (38,000)
    Net income before undistributed
      net income of subsidiary..................         224,146        194,886        445,309        376,319
    Undistributed net income of subisdiary......         446,532        478,134        959,718      1,013,208

    Net Income..................................    $    670,678   $    673,020   $  1,405,027   $  1,389,527

    OLD POINT FINANCIAL CORPORATION                   Six Months Ended:
    Parent only Statements of Cash Flows               June 30,
    (Unaudited)                                          1995           1994

    Cash Flows from Operating Activities:
    Net Income..................................    $  1,405,027   $  1,389,527
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income of
          subsidiary............................        (959,718)    (1,013,208)
         Depreciation...........................           1,184              0
        Gains(losses) on sale of securities.....               0              0
        (Increase) Decrease in other assets.....         (11,918)        82,472
        Increase (decrease in other liabilities)               0              0
    Net cash provided by operating activities...         434,575        458,791

    Cash flows from investing activities:
    (Increase)decrease in investment securities.        (172,364)      (850,000)
    Purchase of equipment.......................         (20,923)             0
    (Increase)/decrease in other real
      estate owned..............................               0        435,000
    Repayment of loans by customers.............           1,052            967
    Net cash provided by investing activities...        (192,235)      (414,033)

    Cash flows from financing activities:
    Proceeds from issuance of common stock......          88,195        163,355
    Dividends paid..............................        (382,061)      (315,050)
    Net cash provided by financing activities...        (293,866)      (151,695)

    Net increase (decrease) in cash & due
      from banks................................         (51,526)      (106,937)

    Cash & due from banks at beginning of period         154,143        132,382
    Cash & due from banks at end of period......    $    102,617   $     25,445

Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Summary
     Net income for the second quarter of 1995 decreased 0.3% to $670,678 from $673,020 for the comparable period in 1994. Earnings per share were $0.53 in the second quarter of 1995 and 1994.

     For the six months ended June 30, 1995 net income increased
1% to $1,405,027 from $1,389,527 in 1994. Earnings per share were $1.11 for the first six months of 1995 compared with $1.10 in 1994.

     Return on average assets was 0.94% for the second quarter of 1995 and 0.96% for the comparable period in 1994. Return on average equity was 9.28% for the second quarter of 1995 and 10.09% for the second quarter of 1994.

     For the six months ended June 30, 1995 and 1994 return on average assets was 0.99% and 1.00% respectively. Return on average equity was 10.01% in 1995 and 10.18% in 1994.


Net Interest Income
     Net interest income, on a fully tax equivalent basis, increased $61 thousand, or 2%, for the second quarter of 1995 over 1994. Average earning assets increased 4% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased from 4.62% in 1994 to 4.55% in 1995.

     For the six months ended June 30, 1995 net interest income increased $295 thousand, or 5%, over the comparable period in 1994. Average earning assets increased 2% and the net interest yield increased from 4.55% in 1994 to 4.67% in 1995.

     The composition of average earning assets and interest bearing liabilities continued to change during the first half of 1995. Average loans increased 13% while average federal funds sold and average investment securities decreased 32% and 14% respectively. The Company continues to reduce investments to fund loans. Average certificates of deposit increased 17% while average interest checking and average savings accounts decreased 7%. As interest rates on certificates rise, customers are shifting funds from savings accounts to certificates.

     Net interest income continues to be negatively impacted by nonperforming loans. The higher level of nonperforming loans is expected to continue to depress the net interest yield through the remainder of 1995. Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS         For the quarter ended June 30,
   (Fully taxable equivalent basis) *      1995                             1994
                                                               Average                         Average
                                                    Interest    Rates                Interest   Rates
                                         Average    Income/    Earned/    Average    Income/   Earned/
   Dollars in thousands                  Balance    Expense      Paid     Balance    Expense     Paid

   Loans (net of unearned income)**...   $176,086     $3,997    9.08%     $160,003    $3,378     8.44%
   Investment securities:
     Taxable..........................    $79,169      1,150    5.81%      $87,883     1,258     5.73%
     Tax-exempt.......................     $9,217        157    6.81%       $6,542       165    10.09%
       Total investment securities....     88,386      1,307    5.91%       94,425     1,423     6.03%
   Federal funds sold.................     $4,489         66    5.88%       $5,339        45     3.37%
     Total earning assets.............   $268,961     $5,370    7.99%     $259,767    $4,846     7.46%


   Time and savings deposits:
     Interest-bearing transaction
       accounts.......................    $48,701       $320    2.63%      $51,605      $334     2.59%
     Money market deposit accounts....     19,036        188    3.95%       20,039       148     2.95%
     Savings accounts.................     26,778        183    2.73%       31,057       212     2.73%
     Certificates of deposit,
       $100,000 and over..............     13,069        178    5.45%        9,654        98     4.06%
     Other certificates of deposit....     96,115      1,295    5.39%       80,709       909     4.51%
       Total time and savings deposits    203,699      2,164    4.25%      193,064     1,701     3.52%
   Federal funds purchased and
     securities sold under agreement
       to repurchase..................     10,201        126    4.94%       17,504       146     3.34%
   Other short term borrowings........      1,938         21    4.33%           82         1     4.88%
     Total interest bearing
       liabilities....................   $215,838      2,311    4.28%     $210,650     1,848     3.51%

   Net interest income/yield..........                $3,059    4.55%                 $2,998     4.62%


                                        For the six months ended June 30,
                                           1995                             1994
                                                               Average                         Average
                                                    Interest    Rates                Interest   Rates
                                         Average    Income/    Earned/    Average    Income/   Earned/
   Dollars in thousands                  Balance    Expense      Paid     Balance    Expense     Paid

   Loans (net of unearned income)**...   $177,132     $7,932    8.96%     $156,069    $6,540     8.38%
   Investment securities:
     Taxable..........................     74,900      2,248    6.00%       89,727     2,547     5.68%
     Tax-exempt.......................      7,946        312    7.85%        6,624       337    10.18%
       Total investment securities....     82,846      2,560    6.18%       96,351     2,884     5.99%
   Federal funds sold.................      3,715       $108    5.81%        5,461       $92     3.37%
     Total earning assets.............   $263,693    $10,600    8.04%     $257,881    $9,516     7.38%


   Time and savings deposits:
     Interest-bearing transaction
       accounts.......................    $48,864       $639    2.62%      $51,038      $658     2.58%
     Money market deposit accounts....     18,877        368    3.90%       19,865       284     2.86%
     Savings accounts.................     27,051        368    2.72%       31,194       424     2.72%
     Certificates of deposit,
       $100,000 and over..............     12,709        334    5.26%        9,734       198     4.07%
     Other certificates of deposit....     93,725      2,429    5.18%       81,462     1,845     4.53%
       Total time and savings deposits    201,226      4,138    4.11%      193,293     3,409     3.53%
   Federal funds purchased and
     securities sold under agreement
     to repurchase....................     10,683        258    4.83%       16,224       243     3.00%
   Other short term borrowings........      1,982         48    4.84%           85         3     7.06%
     Total interest bearing
       liabilities....................   $213,891      4,444    4.16%     $209,602     3,655     3.49%


   Net interest income/yield..........                $6,156    4.67%                 $5,861     4.55%


   *    Tax equivalent yields based on 34% tax rate.
   **  Nonaccrual loans are included in the average loan balances and income on such loans is recogniz

Provision/Allowance for Loan Losses
     The provision for loan losses remained constant for the first six months of 1995 over the comparable period in 1994. Loan recoveries (net of charge-offs) were $53,775 in the first six months of 1995, compared with recoveries (net of charge-offs) of $213,463 for the same period in 1994. On an annualized basis net loan charge-offs were (0.06%) of total loans for the first half of 1995 compared with (0.26%) for the same period in 1994.

     On June 30, 1995 nonperforming assets totalled $3.2 million compared with $4.7 million on June 30, 1994. The June 1995 total consisted of $275 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $2.6 million in nonaccrual loans. The June 1994 total consisted of $344 thousand in foreclosed real estate and $4.4 million in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $880 thousand as of June 30, 1995 compared with $132 thousand on June 30, 1994.

The allowance for loan losses on June 30, 1995 was $2.7 million. It represented a multiple of 0.85 times nonperforming assets and
1.06 times nonperforming loans. The allowance for loan losses on June 30, 1995 was 1.51% of loans compared to 1.78% at June 30, 1994.

Other Income
     Other income increased $46,074, or 5%, for the second quarter of 1995 over the same period in 1994. Income from fiduciary activities increased 17% over the prior year, income from service charges, commissions, and fees declined 43% for the same period due to reduced mortgage brokerage income, and service charges on deposits increased 12%.

     For the six months ended June 30, 1995 other income decreased $350,789 or 16% from 1994. The higher income in 1994 was primarily a result of security gains in the first quarter of 1994.


Other Expenses
     Other expenses increased $67,748, or 2%, in the second quarter of 1995 over 1994. Salaries and employees benefits increased 3% due to normal increases in pay. Furniture and equipment expense decreased $59,827, or 21%, due to lower depreciation and the cancellation of service contracts on certain computer equipment. This decrease was offset by an increase of $60,105, or 8%, in operating expenses that was primarily due to increased costs for postage and stationery and supplies.

     For the six months ended June 30, 1995 other expenses decreased $75,799 or 1%, over 1994, primarily due to decreased depreciation expense and the cancellation of service contracts on certain computer equipment.

     The Company has entered into a contract to replace its mainframe computer, proof of deposit, and teller systems. These conversions, scheduled for the fall of 1995, should enhance operating efficiencies and customer service. These capital expenditures will increase the Company's depreciation expense but will reduce maintenance costs associated with data processing. The Company has received approval from the Office of the Comptroller of the Currency to open a new branch near the intersection of Kiln Creek Parkway and Victory Boulevard. The branch opening is scheduled for the first quarter of 1996.

Financial Condition
     At June 30, 1995 total assets were $299.1 million, up from $277.7 million at December 31, 1994. Total loans grew $6.5 million, or 4% and investment securities and federal funds sold grew $14.2 million, or 17%, in 1995. Loan demand continues to strengthen but has not kept up with deposit growth. Total deposits increased $17.7 million, or 8% in 1995 while federal funds purchased and repurchase agreements decreased $2.6 million, or 19%.


Capital Resources
     The Company's capital position remains strong as evidenced by the regulatory capital measurements. At June 30, 1995 the Tier I capital ratio was 14.98%, the total capital ratio was 16.24% and the leverage ratio was 9.57%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.


Liquidity and Interest Sensitivity
     Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As loan demand increases, liquidity will be provided by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds and demand note to the US Treasury.

     The Company was liability sensitive as of June 30, 1995.
There were $74.1 million more in liabilities than assets subject to repricing within three months. Net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of June 30, 1995.

    INTEREST SENSITIVITY ANALYSIS
    As of June 30, 1995                                   MATURITY
    (in thousands)                     Within      4-12       1-5    Over 5
                                      3 Months   Months     Years     Years     Total

    Uses of funds

    Federal funds sold..............   10,272      --        --        --      10,272
    Taxable investments.............    9,166    14,452    49,425     1,941    74,984
    Tax-exempt investments..........        0       357     1,130     5,188     6,675
      Total investments.............   19,438    14,809    50,556     7,129    91,932

    Loans:
      Commercial....................   26,410     1,963    18,452       955    47,780
      Tax-exempt....................    3,231        27       183       922     4,364
      Installment...................      121     1,179    43,953       569    45,822
      Real estate...................   11,424     4,136    54,499     9,344    79,403
      Other.........................      351      --        --        --         351
    Total loans.....................   41,538     7,305   117,087    11,790   177,720

    Total earning assets............   60,976    22,113   167,643    18,919   269,651


    Sources of funds

    Interest checking deposits......   49,850      --        --        --      49,850
    Money market deposit accounts...   19,745      --        --        --      19,745
    Regular savings accounts........   26,798      --        --        --      26,798
    Certificates of deposit.........
      $100,000 or more..............    5,370     5,470     2,948      --      13,788
    Other time deposits.............   19,652    39,365    39,581        37    98,635
    Federal funds purchased and
      securities sold under
      agreements to repurchase......    9,709     1,397      --        --      11,106
    Other borrowed money............    4,000      --          60      --       4,060

    Total interest bearing
      liabilities...................  135,124    46,232    42,589        37   223,982


    Rate sensitivity GAP............  (74,148)  (24,119)  125,054    18,882    45,669

    Cumulative GAP..................  (74,148)  (98,266)   26,787    45,669

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
          (a)  none
          (b) A filing was made on Form 8-K on April 25, 1995 regarding approval by stockholders of an increase in authorized shares from 3,000,000 to 6,000,000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 OLD POINT FINANCIAL CORPORATION
                          July 31, 1995


     By:  /s/Robert F. Shuford

          President and Director
          Principal Executive Officer


     By:  /s/Louis G. Morris

          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer