Form 10-Q
period 1995-09-30
OLD POINT FINANCIAL CORP
filed 1995-10-20
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549

                                             FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For quarterly period Ended September 30, 1995

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

Registrant's telephone number, including area code (804) 728-1200

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


State the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1995.

Class                         Outstanding at October 15, 1995

Common Stock, $5.00 par value     1,273,537 shares


                                  OLD POINT FINANCIAL CORPORATION
                                             FORM 10-Q

                                               INDEX


                          PART I - FINANCIAL INFORMATION
                                                                    Page

Item 1. Financial Statements                                          1

     Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994                    1

     Consolidated Statement of Earnings
          Three months ended September 30, 1995 and 1994              2
          Nine months ended September 30, 1995 and 1994               2

     Consolidated Statement of Cash Flows
          Nine months ended September 30, 1995 and 1994               3

     Consolidated Statements of Changes in Stockholders' Equity
          Nine months ended September 30, 1995 and 1994               4

     Notes to Consolidated Financial Statements                       5

          Parent Only Balance Sheets
               September 30, 1995 and December 31, 1994               6

          Parent Only Statement of Earnings
               Three months ended September 30, 1995 and 1994         6
               Nine months ended September 30, 1995 and 1994          6

          Parent Only Statement of Cash Flows
               Three months ended September 30, 1995 and 1994         7


Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      8

          Analysis of Changes in Net Interest Income                  9

          Interest Sensitivity Analysis                               12


                                    PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              14

                                                (i)

   PART 1. - FINANCIAL INFORMATION
   OLD POINT FINANCIAL CORPORATION
   Consolidated Balance Sheets                        September 30      December 31,
   (Unaudited)                                            1995              1994

   Assets
   Cash and due from banks........................   $  9,114,984      $  8,940,712
   Securities available for sale, at market.......     73,307,861        82,598,958
   Securities to be held to maturity..............     18,118,263           919,141
   Trading account securities.....................          --                --
   Federal funds sold.............................      7,664,286           246,900
   Loans, total (excluding unearned income).......    183,447,404       173,740,982
       Less reserve for loan losses...............      2,656,269         2,646,692
           Net loans..............................    180,791,135       171,094,290
   Bank premises and equipment....................      7,517,964         7,432,994
   Other real estate owned........................        757,364           213,700
   Other assets...................................      5,735,203         6,232,817
        Total assets..............................   $303,007,060      $277,679,512



   Liabilities

   Noninterest-bearing deposits...................   $ 43,180,259      $ 37,086,440
   Savings deposits...............................     96,052,047        96,985,612
   Time deposits..................................    116,574,385       101,527,085
      Total deposits..............................    255,806,691       235,599,137
   Federal funds purchased and securities sold
       under agreement to repurchase..............     12,043,542        13,694,007
   Interest-bearing demand notes issued
       to the United States Treasury and
       other liabilities for borrowed money.......      4,056,927         1,162,240
   Other liabilities..............................      1,285,187         1,002,989
      Total liabilities...........................    273,192,347       251,458,373


   Stockholders' Equity

   Common stock, $5.00 par value..................      6,367,685         6,319,515

                                 1995      1994
       Shares authorized......6,000,000  3,000,000
       Shares outstanding.....1,273,537  1,261,283
   Surplus........................................      9,344,798         9,031,923
   Undivided profits..............................     14,072,341        12,793,050
   Unrealized gain/(loss) on securities ..........         29,889        (1,923,349)
       Total stockholders' equity.................     29,814,713        26,221,139
       Total liabilities and stockholders' equity.   $303,007,060      $277,679,512


     See accompanying notes

   OLD POINT FINANCIAL CORPORATION                        Three Months Ended                 Nine Months Ended
   Consolidated Statements of Earnings                       September 30,                      September 30,
   (Unaudited)                                           1995             1994              1995            1994
   Interest Income
   Interest and fees on loans.....................   $ 4,039,952      $ 3,583,181       $11,886,433     $10,045,543
   Interest on federal funds sold.................        99,471            8,181           206,990          99,715
   Interest on securities:
      Taxable.....................................     1,214,762        1,211,150         3,463,168       3,758,253
      Exempt from federal income tax..............       121,059           95,960           326,894         318,067
   Interest on trading account securities.........             0                0                 0               0
         Total interest on securities.............     1,335,821        1,307,110         3,790,062       4,076,320

       Total interest income......................     5,475,244        4,898,472        15,883,485      14,221,578

   Interest Expense

   Interest on savings deposits...................       702,686          700,257         2,078,268       2,066,624
   Interest on time deposits......................     1,622,824        1,087,037         4,384,826       3,129,275
   Interest on federal funds purchased and
     securities sold under agreement
     to repurchase..                                     143,520          130,814           401,950         373,381
   Interest on demand notes (note balances)
     issued to the United States Treasury
     and on other borrowed money..................        38,451            4,434            86,612           7,592

       Total interest expense.....................     2,507,481        1,922,542         6,951,656       5,576,872

   Net interest income............................     2,967,763        2,975,930         8,931,829       8,644,706
   Provision for loan losses......................             0                0            25,000          25,000

   Net interest income after provision
     for loan losses..............................     2,967,763        2,975,930         8,906,829       8,619,706

   Other Income

   Income from fiduciary activities...............       359,838          314,838         1,079,514         944,464
   Service charges on deposit accounts............       466,816          456,500         1,425,443       1,316,995
   Other service charges, commissions and fees....        80,869           55,964           177,610         250,034
   Other operating income.........................        40,169           24,957           173,168         189,473
   Income from trading account....................             0                0                 0               0
   Security gains (losses)........................             0           (3,044)                0         407,081

       Total other income.........................       947,692          849,215         2,855,735       3,108,047

   Other Expenses

   Salaries and employee benefits.................     1,800,476        1,773,968         5,345,882       5,277,459
   Occupancy expense of Bank premises.............       178,581          181,606           526,842         528,213
   Furniture and equipment expense................       242,586          284,487           699,128         863,607
   Other operating expenses.......................       668,398          759,344         2,233,471       2,321,207

       Total other expenses.......................     2,890,041        2,999,405         8,805,323       8,990,486

   Income before taxes............................     1,025,414          825,740         2,957,241       2,737,267
   Applicable income taxes .......................       305,209          238,000           832,009         760,000

   Net income.....................................   $   720,205      $   587,740       $ 2,125,232     $ 1,977,267

   Per Share

   Based on weighted average number of
     common shares outstanding....................     1,273,537        1,261,283         1,271,813       1,259,488
   Net income.....................................   $      0.57      $      0.47       $      1.67     $      1.57


     See accompanying notes

   OLD POINT FINANCIAL CORPORATION                                     Nine Months Ended
   Consolidated Statements of Cash Flows                                  September 30,
   (Unaudited)                                                        1995            1994
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................   $   2,125,233   $   1,977,267
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................         554,048         663,111
     Provision for loan losses...............................          25,000          25,000
     Gains on sale of investment securities, net.............               0        (407,081)
     Net amortization & accretion of securities..............         847,725       1,021,298
     Net (increase) decrease in trading account..............               0               0
     Increase in other real estate owned.....................        (662,364)       (245,700)
     (Increase) decrease in other assets.....................        (477,807)       (352,471)
     Increase (decrease) in other liabilities................         282,198         260,935
       Net cash provided by operating activities.............       2,694,033       2,942,359

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ................................     (17,972,937)     (7,981,925)
     Proceeds from maturities & calls of securities .........      12,115,000       7,828,050
     Proceeds from sales of securities ......................               0       8,980,859
     Loans made to customers.................................     (64,952,268)    (94,196,461)
     Principal payments received on loans....................      55,261,268      75,159,508
     Proceeds from sales of other real estate owned..........         118,700         716,110
     Purchases of premises and equipment.....................        (639,018)       (154,958)
     (Increase) decrease in federal funds sold...............      (7,417,386)      1,901,854
       Net cash provided by (used in) investing activities...     (23,486,641)     (7,746,963)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits....       6,093,819         624,629
     Increase (decrease) in savings deposits.................        (933,565)     (4,599,085)
     Proceeds from the sale of certificates of deposit.......      56,103,912      44,919,472
     Payments for maturing certificates of deposit...........     (41,056,612)    (38,008,247)
     Increase (decrease) in federal funds purchased &
      repurchase agreements..................................      (1,650,465)       (727,720)
     Increase (decrease) in other borrowed money.............       2,894,687       3,246,430
     Proceeds from issuance of common stock..................          88,195         163,355
     Dividends paid..........................................        (573,091)       (504,243)
       Net cash provided by financing activities.............      20,966,880       5,114,591

       Net increase (decrease) in cash and due from banks....         174,272         309,987
       Cash and due from banks at beginning of period........       8,940,712       8,166,076
       Cash and due from banks at end of period..............   $   9,114,984   $   8,476,063


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..............................................   $   6,683,301       5,502,269
       Income taxes..........................................   $     830,000         680,000

  See accompanying notes

   OLD POINT FINANCIAL CORPORATION
   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   (Unaudited)
                                                                                              Unrealized
                                         Common Stock                           Undivided     Gain/(Loss)
                                       Shares       Amount        Surplus       Profits     On Securities      Total


   FOR NINE MONTHS ENDED SEPTEMBER 30, 1995
   Balance at beginning of period..   1,263,903    $6,319,515    $9,031,923    $12,793,050    ($1,923,349)   $26,221,139
   Net income......................        --            --            --        2,125,232           --        2,125,232
   Sale of common stock............       9,634        48,170       312,875       (272,850)          --           88,195
   Cash dividends..................        --            --            --         (573,091)          --         (573,091)
   Decrease in unrealized loss
     on securities.................        --            --            --             --        1,953,238      1,953,238

   Balance at end of period........   1,273,537    $6,367,685    $9,344,798    $14,072,341        $29,889    $29,814,713




   FOR NINE MONTHS ENDED SEPTEMBER 30, 1994

   Balance at beginning of period..   1,254,285    $6,271,425    $8,738,143    $10,856,057       ($29,565)   $25,836,060
   Net income......................        --            --            --        1,977,267           --        1,977,267
   Sale of common stock............       6,998        34,990       209,940        (81,575)          --          163,355
   Cash dividends..................        --            --            --         (504,241)          --         (504,241)
   Increase in unrealized loss
     on securities.................        --            --            --             --       (1,097,475)    (1,097,475)

   Balance at end of period........   1,261,283    $6,306,415    $8,948,083    $12,247,508    ($1,127,040)   $26,374,966



                          See accompanying notes


                                 OLD POINT FINANCIAL CORPORATION

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant's 1994 Annual Report to Shareholders and Form 10-KSB.

2. Earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented.

    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                        September 30,  December 31,
    (Unaudited)                                          1995           1994
    Assets
    Cash in bank................................    $    102,432   $    154,143
    Investment Securities.......................       1,665,599      1,437,584
    Total Loans.................................          52,575         54,169
    Investment in Subsidiary....................      27,896,963     24,507,062
    Equipment...................................          18,851              0
    Other assets................................          78,294         68,181

    Total Assets................................    $ 29,814,714   $ 26,221,139

    Liabilities and Stockholders' Equity
    Total Liabilities...........................    $          0   $          0
    Stockholders' Equity........................      29,814,714     26,221,139

    Total Liabilities & Stockholders' Equity....    $ 29,814,714   $ 26,221,139

    OLD POINT FINANCIAL CORPORATION                      Three Months Ended:               Nine Months Ended:
    Parent only Income Statements                           September 30,                    September 30,
    (Unaudited)                                          1995           1994              1995           1994
    Income
    Cash dividends from Subsidiary..............    $    250,000   $    250,000   $    750,000   $    700,000
    Interest and fees on loans..................           1,121          1,166          3,397          3,528
    Interest income from investment securities..          24,841         18,000         71,273         42,439
    Gains (losses) from sale of
        investment securities...................               0              0              0              0
    Other income................................               0              0              0              0
    Total Income................................         275,962        269,166        824,670        745,967

    Expenses
    Salaries and employee benefits..............          47,772         46,143        152,718        144,782
    Other expenses..............................          15,159          9,438         41,812         49,281
    Total Expenses..............................          62,931         55,581        194,530        194,063
    Income before taxes & undistributed
        net income of subsidiary................         213,031        213,585        630,140        551,904

    Income tax..................................         (12,500)       (12,000)       (40,700)       (50,000)
    Net income before undistributed
      net income of subsidiary..................         225,531        225,585        670,840        601,904
    Undistributed net income of subisdiary......         494,674        362,155      1,454,393      1,375,363

    Net Income..................................    $    720,205   $    587,740   $  2,125,233   $  1,977,267

    OLD POINT FINANCIAL CORPORATION                       Nine Months Ended:
    Parent only Statements of Cash Flows                    September 30,
    (Unaudited)                                          1995           1994
    Cash Flows from Operating Activities:
    Net Income..................................    $  2,125,233   $  1,977,267
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income
            of subsidiary.......................      (1,454,393)    (1,375,363)
         Accretion on securities................          (7,636)             0
         Depreciation...........................           2,072              0
        Gains(losses) on sale of securities.....               0              0
        (Increase) Decrease in other assets.....         (19,248)       128,613
        Increase (decrease in other liabilities)               0              0
    Net cash provided by operating activities...         646,028        730,517

    Cash flows from investing activities:
    (Increase)decrease in investment securities.        (193,514)      (850,000)
    Purchase of equipment.......................         (20,923)             0
    (Increase)/decrease in other
        real estate owned.......................               0        435,000
    Repayment of loans by customers.............           1,594          1,465
    Net cash provided by investing activities...        (212,843)      (413,535)

    Cash flows from financing activities:
    Proceeds from issuance of common stock......          88,195        163,355
    Dividends paid..............................        (573,091)      (504,243)
    Net cash provided by financing activities...        (484,896)      (340,888)

    Net increase (decrease) in
        cash & due from banks...................         (51,711)       (23,906)

    Cash & due from banks at beginning of period         154,143        132,382
    Cash & due from banks at end of period......    $    102,432   $    108,476

Item 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Summary
     Net income for the third quarter of 1995 increased 23% to $720,205 from $587,740 for the comparable period in 1994. Earnings per share were $0.57 in the third quarter of 1995 compared with $0.47 in 1994.

     For the nine months ended September 30, 1995 net income increased 7% to $2,125,232 from $1,977,267 in 1994. Earnings per share were $1.67 for the first nine months of 1995 compared with $1.57 in 1994.

     Return on average assets was 0.97% for the third quarter of 1995 and 0.85% for the comparable period in 1994. Return on average equity was 9.71% for the third quarter of 1995 and 8.81% for the third quarter of 1994.

     For the nine months ended September 30, 1995 and 1994 return on average assets was 0.99% and 0.95% respectively. Return on average equity was 9.91% in 1995 and 9.83% in 1994.


Net Interest Income
     Net interest income, on a fully tax equivalent basis, decreased $4,000, or 0.13%, for the third quarter of 1995 from 1994. Average earning assets increased 7.22% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, declined from 4.72% in 1994 to 4.40% in 1995.

     For the nine months ended September 30, 1995 net interest income increased $297,000 or 3.33% over the comparable period in 1994. Average earning assets increased 3.88% and the net interest yield decreased from 4.60% in 1994 to 4.58% in 1995.

     The composition of average earning assets continued to change during the first nine months of 1995. Average loans increased 12%, average investment securities decreased 10%, and average Federal Funds Sold increased 27%. Certificates of deposit increased 18% while interest checking and savings accounts declined 6%.

     Net interest income has also been negatively impacted by nonperforming loans and loans charged off. The higher level of nonperforming loans is expected to continue to depress the net interest yield through the remainder of 1995. Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

               _________________________________________      __________________________________________________________________
   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS                                          For the quarter ended September 30,
   (Fully taxable equivalent basis) *                              1995                                       1994
   _________________________________________      ____________________________________        __________________________________
   Dollars in thousands                                                      Average                                     Average
                                                                Interest      Rates                         Interest      Rates
                                                   Average      Income/      Earned/           Average      Income/      Earned/
                                                   Balance      Expense        Paid            Balance      Expense        Paid
   _________________________________________      ____________________________________        ____________________________________
   Loans (net of unearned income)**.........       $182,264      $ 4,067         8.93%         $168,022      $ 3,622         8.62%
   Investment securities:***
     Taxable................................         80,255        1,215         6.06%           84,384        1,211         5.74%
     Tax-exempt.............................          7,861          183         9.31%            5,962          145         9.73%
                                                   ________     ________                       ________     ________
       Total investment securities..........         88,116        1,398         6.35%           90,346        1,356         6.00%
   Federal funds sold.......................          7,482           99         5.29%              794            8         4.03%
                                                   ________     ________                       ________     ________
     Total earning assets...................       $277,862       $5,564         8.01%         $259,162       $4,986         7.70%


   Time and savings deposits:
     Interest-bearing transaction accounts..        $49,058         $325         2.65%          $50,567         $335         2.65%
     Money market deposit accounts..........         19,836          197         3.97%           19,480          160         3.29%
     Savings accounts.......................         26,188          181         2.76%           29,572          206         2.79%
     Certificates of deposit,
         $100,000 or more...................         14,633          208         5.69%           11,382          121         4.25%
     Other certificates of deposit..........        100,595        1,414         5.62%           84,506          969         4.59%
                                                   ________     ________                       ________     ________
       Total time and savings deposits......        210,310        2,325         4.42%          195,507        1,791         3.66%
   Federal funds purchased and securities
     sold under agreement to repurchase.....         11,499          144         5.01%           13,724          131         3.82%
   Other short term borrowings..............          2,368           39         6.59%              664            4         2.41%
                                                   ________     ________                       ________     ________
     Total interest bearing liabilities.....       $224,177        2,508         4.48%         $209,895        1,926         3.67%

   Net interest income/yield................                      $3,056         4.40%                        $3,060         4.72%
                                                                   =====        =====                          =====        =====



                                                  ________________________________________________________________________________

                                                                       For the nine months ended September 30,
                                                                  1995                                        1994
                                                  ____________________________________        ____________________________________
                                                                             Average                                     Average
                                                                Interest      Rates                         Interest      Rates
                                                   Average      Income/      Earned/           Average      Income/      Earned/
                                                   Balance      Expense        Paid            Balance      Expense        Paid
   _________________________________________      ____________________________________        ____________________________________

   Loans (net of unearned income)**.........       $178,835      $11,999         8.95%         $159,952      $10,162         8.47%
   Investment securities:***
     Taxable................................         77,732        3,463         5.94%           88,185        3,758         5.68%
     Tax-exempt.............................          6,933          495         9.52%            6,404          482        10.04%
                                                   ________     ________                       ________     ________
       Total investment securities..........         84,665        3,958         6.23%           94,589        4,240         5.98%
   Federal funds sold.......................          4,971          207         5.55%            3,905          100         3.41%
                                                   ________     ________                       ________     ________
     Total earning assets...................       $268,471      $16,164         8.03%         $258,446      $14,502         7.48%


   Time and savings deposits:
     Interest-bearing transaction accounts..        $48,929         $964         2.63%          $50,958         $993         2.60%
     Money market deposit accounts..........         19,197          565         3.92%           19,659          444         3.01%
     Savings accounts.......................         26,763          549         2.74%           30,654          630         2.74%
     Certificates of deposit,
         $100,000 or more...................         13,350          542         5.41%           10,283          330         4.28%
     Other certificates of deposit..........         96,015        3,843         5.34%           82,179        2,808         4.56%
                                                   ________     ________                       ________     ________
       Total time and savings deposits......        204,254        6,463         4.22%          193,733        5,205         3.58%
   Federal funds purchased and securities
       sold under agreement to repurchase...         10,956          402         4.89%           15,390          373         3.23%
   Other short term borrowings..............          2,110           87         5.50%              278            9         4.32%
                                                   ________     ________                       ________     ________
     Total interest bearing liabilities.....       $217,320        6,952         4.27%         $209,401        5,587         3.56%

   Net interest income/yield................                      $9,212         4.58%                        $8,915         4.60%
                                                                   =====        =====                          =====        =====

   * Tax equivalent yields based on 34% tax rate.
   ** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis
  *** All investment securities are reported at amortized cost for this schedule.



Provision/Allowance for Loan Losses
     The provision for loan losses remained constant at $25,000 for the first nine months of 1995 compared with the same period in 1994. Loans charged off (net of recoveries) were $15,422 in the first nine months of 1995, compared to $149,314 for the same period in 1994. On an annualized basis net loan charge-offs for the first nine months of 1995 were 0.01% of total loans at period end compared with 0.12% for the same period in 1994 and 0.85% for the full year of 1994.

     On September 30, 1995 nonperforming assets totalled $4.75 million compared with $3.57 million on September 30, 1994. The September 1995 total consisted of $403 thousand in foreclosed real estate, $354 thousand in a former branch site now offered for sale, and $3.99 million in nonaccrual loans. The September 1994 total consisted of $395 thousand in foreclosed real estate and $3.17 million in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $1.0 million as of September 30, 1995 compared with $128 thousand on September 30, 1994.

The allowance for loan losses on September 30, 1995 was $2.7 million. It represented a multiple of 0.56 times nonperforming assets and 0.67 times nonperforming loans. The allowance for loan losses on September 30, 1995 was 1.45% of loans (net of unearned income) compared to 1.52% at September 30, 1994.


Other Income
     Other income increased $98,477, or 12%, for the third quarter of 1995 over the same period in 1994. The increase in 1995 resulted primarily from increased deposit and trust department fees as well as mortgage brokerage income.

     For the nine months ended September 30, 1995 other income decreased $252,312, or 8%, from 1994, primarily as a result of security gains in the first quarter of 1994.


Other Expenses
     Other expenses decreased $109,364, or 4%, in the third quarter of 1995 from 1994. While salary expense increased slightly all categories of other expenses decreased. The Bank received a $146,187 FDIC insurance refund in September 1995, covering the period June through September 1995.

     For the nine months ended September 30, 1995 other expenses decreased $185,163, or 2%, from 1994. The 1995 expenses reflect lower loan administration and FDIC insurance expenses.

     Regulatory approval has been obtained for the relocation of our Sherwood branch office approximately one half mile from its present location during the fourth quarter 1995. Also, regulatory approval has been granted to open a new full service branch office in the Kiln Creek area of York County. It is anticipated that this branch will open in the first half of 1996. The Company also plans to construct a 15,000 square foot building in the Oyster Point area of Newport News to house Trust, Commercial and Real Estate Loans, and a branch office. This building is scheduled to be occupied in late 1996.

Financial Condition
     At September 30, 1995 total assets were $303.0 million, up 9% from $277.7 million at December 31, 1994. Total loans grew $9.7 million, or 6%, while investment securities and federal funds sold increased $15.3 million, or 18%, in 1995. Total deposits grew $20.2 million, or 9% in 1995; while repurchase agreements, used as a cash management vehicle by commercial customers, declined $1.6 million, or 12%.


Capital Resources
     The Company's capital position remains strong as evidenced by the regulatory capital measurements. At September 30, 1995 the Tier I capital ratio was 15.8%, the total capital ratio was 17.1%, and the leverage ratio was 9.9%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.


Liquidity and Interest Sensitivity
     Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As loan demand increases, liquidity will be provided by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds and demand note to the US Treasury.

     The Company was liability sensitive as of September 30, 1995. There were $77.5 million more in liabilities than assets subject to repricing within three months. If interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. Conversely, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of September 30, 1995.

    INTEREST SENSITIVITY ANALYSIS
    As of September 30, 1995                                 MATURITY
    (in thousands)                      Within        4-12        1-5     Over 5
                                      3 Months      Months      Years      Years      Total

    Uses of funds
    Federal funds sold..............     7,664        --         --         --        7,664
    Taxable investments.............     9,322      14,195     48,265      9,990     81,772
    Tax-exempt investments..........       100         446      1,939      7,124      9,609
      Total investments.............    17,086      14,641     50,204     17,114     99,045

    Loans:
      Commercial....................    28,310       1,881     18,598        960     49,749
      Tax-exempt....................     3,156          21        368        688      4,233
      Installment...................        95       1,326     45,212      1,199     47,832
      Real estate...................    10,141       3,763     56,650     10,471     81,025
      Other.........................       608        --         --         --          608
    Total loans.....................    42,310       6,991    120,828     13,318    183,447

    Total earning assets............    59,396      21,632    171,032     30,432    282,492


    Sources of funds

    Interest checking deposits......    50,637        --         --         --       50,637
    Money market deposit accounts...    19,878        --         --         --       19,878
    Regular savings accounts........    25,537        --         --         --       25,537
    Certificates of deposit.........
      $100,000 or more..............     3,750       7,635      3,553       --       14,938
    Other time deposits.............    22,110      48,301     31,184         42    101,637
    Federal funds purchased and
      securities sold under
      agreements to repurchase......    11,032       1,012       --         --       12,044
    Other borrowed money............     4,000        --           57       --        4,057

    Total interest bearing liabiliti   136,944      56,948     34,794         42    228,728


    Rate sensitivity GAP............   (77,548)    (35,316)   136,238     30,390     53,764

    Cumulative GAP..................   (77,548)   (112,864)    23,374     53,764



PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a)     not applicable
     (b) No reports on Form 8-K were filed during the third quarter of 1995.


                                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  OLD POINT FINANCIAL CORPORATION
                                         October 20, 1995


     By:     /s/Robert F. Shuford

          President and Director
          Principal Executive Officer


     By:     /s/Louis G. Morris

          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer