Form 10-K405
period 1995-12-31
OLD POINT FINANCIAL CORP
filed 1996-03-29
CIK 740971

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                          FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

                 For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (no fee required)
For the transition period from                           to


Commission File No. 0-12896
OLD POINT FINANCIAL CORPORATION
(Name of issuer in its charter)

Virginia       54-1265373
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

1 West Mellen Street, Hampton, Va.    23663
(Address of principal executive offices) (Zip Code)

(804) 722-7451
(Issuer's telephone number)



Securities registered pursuant to Section 12(b) of the Exchange
Act:  None
Securities registered pursuant to Section 12(g) of the Exchange
Act:
                          Common Stock ($5.00 par value)
                             (Title of class)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No  ___

            Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            As of March 14, 1996 there were 1,273,537 shares of common stock outstanding and the aggregate market value of common stock of Old Point Financial Corporation held by nonaffiliates was approximately $36,465,300 based upon the last traded price per share known to Management.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE

                     OLD POINT FINANCIAL CORPORATION


                                   Form 10-K

                                    INDEX
                                                                Page


                                  PART I

Item  1.                 Description of Business                 1
                         General                                 1
                         Statistical Information.                2

Item  2.                 Description of Properties               12

Item  3.                 Legal Proceedings                       12

Item  4.                 Submission of Matters to a
                         Vote of Security Holders                13

                                  PART II

Item  5.                 Market for Registrant's Common Equity
                         and Related Stockholder Matters         13

Item  6.                 Selected Financial Data                 14

Item  7.                 Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                           15

Item  8.                 Financial Statements and
                         Supplementary Data                      19

Item  9.                 Changes in and Disagreements
                         With Accountants on
                         Accounting and Financial Disclosure     36

                                  PART III

Item 10.                 Directors and Executive Officers
                         of the Registrant                       37

Item 11.                 Executive Compensation                  39

Item 12.                 Security Ownership of Certain
                         Beneficial Owners and Management        40

Item 13.                 Certain Relationships and
                         Related Transactions                    40

                                  PART IV

Item 14.                 Exhibits, Financial Statement
                         Schedules and Reports on Form 8-K       41

                                  -i-


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

As of December 31, 1995, the Company had assets of $304.3 million, loans (net of unearned income) of $188.1 million, deposits of $256.5 million, and stockholders' equity of $30.3 million. At year end, the Company and the Bank had a total of 226 employees, 33 of whom were part-time.

Based on 1990 census figures, the population of the Bank's trade area, which includes Hampton, Newport News, Williamsburg, and James City County was approximately 350,000. This area's economy is heavily influenced by the two largest employers; military installations and shipbuilding and ship repair. These industries are impacted by reductions in defense spending and personnel. Some of our customers are either employed at the various military installations or at the shipyard, or they derive some or all of their business from these two major employers. There are numerous military installations in the area including Fort Monroe, Langley Air Force Base, and Fort Eustis. The consolidation of the Tactical Air Command and the Strategic Air Command into the Air Combat Command at Langley has somewhat mitigated the reduction in military employment in the area. The largest private employer on the Peninsula is the Newport News Shipbuilding and Drydock Company, which currently employees approximately 17,000 people.

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

                                                                 TABLE I
                                  AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*<F1>

   For the years ended December 31,                        1995                         1994                       1993
   Dollars in thousands                                            Average                    Average                    Average
                                                         Interest    Rates          Interest    Rates          Interest    Rates
                                                 Average  Income/  Earned/  Average  Income/  Earned/  Average  Income/  Earned/
                                                 Balance  Expense     Paid  Balance  Expense     Paid  Balance  Expense     Paid
   ASSETS

   Loans (net of unearned income)............... 180,638   16,221     8.98% 162,963   13,917     8.54% 155,551   13,679     8.79%
   Investment securities:
     Taxable....................................  78,411    4,690     5.98%  86,038    4,932     5.73%  78,420    4,855     6.19%
     Tax-exempt.................................   8,173      759     9.29%   6,315      628     9.94%   8,235      793     9.63%
                                                 -------  -------           -------  -------           -------  -------
       Total investment securities..............  86,584    5,449     6.29%  92,353    5,560     6.02%  86,655    5,648     6.52%
   Federal funds sold...........................   4,666      264     5.66%   3,540      131     3.70%   7,634      229     3.00%
                                                 -------  -------           -------  -------           -------  -------
     Total earning assets....................... 271,888   21,934     8.07% 258,856   19,608     7.57% 249,840   19,556     7.83%
   Reserve for loan losses......................  (2,648)                    (2,759)                    (3,298)
                                                 -------                    -------                    -------
                                                 269,240                    256,097                    246,542
   Cash and due from banks......................   8,433                      8,868                      8,991
   Bank premises and equipment..................   8,125                      8,275                      9,672
   Other assets.................................   5,376                      5,158                      5,480
                                                 -------                    -------                    -------
   Total assets.................................$291,174                   $278,398                   $270,685
                                                 =======                    =======                    =======
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Time and savings deposits:
     Interest-bearing transaction accounts......  49,335   $1,303     2.64%  50,739   $1,327     2.62%  43,406   $1,217     2.80%
     Money market deposit accounts..............  19,375      765     3.95%  19,526      613     3.14%  19,797      568     2.87%
     Passbook savings accounts..................  26,595      730     2.74%  30,070      826     2.75%  29,203      926     3.17%
     Certificates of deposit, $100,000 or more..  13,789      760     5.51%  10,979      478     4.35%  10,217      458     4.48%
     Other certificates of deposit..............  97,431    5,290     5.43%  83,512    3,850     4.61%  85,029    4,127     4.85%
                                                 -------  -------           -------  -------           -------  -------
       Total time and savings deposits.......... 206,525    8,848     4.28% 194,826    7,094     3.64% 187,652    7,296     3.89%
   Federal funds purchased and securities sold
     under agreement to repurchase..............  11,234      573     5.10%  14,528      503     3.46%  15,396      437     2.84%
   Other short term borrowings..................   1,996      110     5.51%     617       28     4.54%     123        9     7.32%
                                                 -------  -------           -------  -------           -------  -------
     Total interest bearing liabilities......... 219,755    9,531     4.34% 209,971    7,625     3.63% 203,171    7,742     3.81%
   Demand deposits..............................  40,843                     40,004                     40,870
   Other liabilities............................   1,554                      1,729                      1,747
                                                 -------                    -------                    -------
     Total liabilities.......................... 262,152                    251,704                    245,788
   Stockholders' equity.........................  29,022                     26,694                     24,897
                                                 -------                    -------                    -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...$291,174                   $278,398                   $270,685
                                                 =======                    =======                    =======
   Net interest income/yield....................          $12,403     4.56%          $11,983     4.63%          $11,814     4.73%
                                                            =====                      =====                      =====
   Total deposits...............................$247,368                   $234,830                   $228,522

<F1>
   * Computed on a fully taxable equivalent basis using a 34% rate



The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

                                                                    TABLE II
                                             ANALYSIS OF CHANGE IN NET INTEREST INCOME*<F1>

Dollars in thousands                             Year 1995 over 1994           Year 1994 over 1993           Year 1993 over 1992
                                             Due to change in:   Net      Due to change in:   Net      Due to change in:   Net
                                             Average  Average  Increase   Average  Average  Increase   Average  Average  Increase
                                             Volume     Rate  (Decrease)  Volume     Rate  (Decrease)  Volume     Rate  (Decrease)

INCOME FROM EARNING ASSETS
Loans......................................  $1,509     $795   $2,304       $652    ($414)    $238    ($1,655)   ($928) ($2,583)
Investment securities:
  Taxable..................................   ($437)    $195     (242)      $472    ($395)      77     $1,214    ($410)     804
  Tax-exempt...............................    $185     ($54)     131      ($185)     $20     (165)     ($201)    ($50)    (251)
                                                ------   ------   ------     ------   ------   ------     ------   ------   ------
    Total investment securities............    (252)     141     (111)       287     (375)     (88)     1,013     (460)     553
Federal funds sold.........................     $42      $91      133      ($123)     $25      (98)       $45     ($39)       6
                                                ------   ------   ------     ------   ------   ------     ------   ------   ------
  Total income from earning assets.........   1,299    1,027    2,326        816     (764)      52       (597)  (1,427)  (2,024)

INTEREST EXPENSE

Time and savings deposits:
  Interest-bearing transaction accounts....    ($37)     $13      (24)      $206     ($96)     110       $180    ($235)     (55)
  Money market deposit accounts............     ($5)    $157      152        ($8)     $53       45        ($9)   ($120)    (129)
  Passbook savings accounts................    ($95)     ($1)     (96)       $27    ($127)    (100)      $274    ($146)     128
  Certificates of deposit, $100,000 or more    $122     $160      282        $34     ($14)      20      ($180)   ($106)    (286)
  Other certificates of deposit............    $642     $798    1,440       ($74)   ($203)    (277)     ($825) ($1,018)  (1,843)
                                                ------   ------   ------     ------   ------   ------     ------   ------   ------
    Total time and savings deposits........     627    1,127    1,754        185     (387)    (202)      (560)  (1,625)  (2,185)
Federal funds purchased and securities sold
  under agreement to repurchase............   ($114)    $184       70       ($25)     $91       66        $35    ($100)     (65)
Other short term borrowings................     $63      $19       82        $36     ($17)      19        ($9)      $2       (7)
                                                ------   ------   ------     ------   ------   ------     ------   ------   ------
  Total interest bearing liabilities.......     576    1,330    1,906        196     (313)    (117)      (534)  (1,723)  (2,257)

CHANGE IN NET INTEREST INCOME..............    $723    ($303)    $420       $620    ($451)    $169       ($63)    $296     $233
   ===============================================================================================================================

<F1>
* Computed on a fully taxable equivalent basis (using a 34% rate)


            Interest Sensitivity

            The following table reflects the earlier of the maturity or repricing data for various assets and liabilities as of December 31, 1995.

                                                            TABLE III
                                                  INTEREST SENSITIVITY ANALYSIS
                                                     AS OF DECEMBER 31, 1995
                                                      DOLLARS IN THOUSANDS

                                                               MATURITY
                                               WITHIN     4-12      1-5     OVER
    USES OF FUNDS                            3 MONTHS   MONTHS    YEARS  5 YEARS    TOTAL

    FEDERAL FUNDS SOLD                            513     --       --       --        513
    TAXABLE INVESTMENTS                        11,224   13,205   45,478   10,003   79,910
    TAX-EXEMPT INVESTMENTS                        250      201    1,467   10,795   12,713
                                               ------   ------   ------   ------   ------
    TOTAL INVESTMENTS                          11,987   13,406   46,945   20,798   93,136
    LOANS:
      COMMERCIAL                               29,852    3,640   18,438      904   52,834
      TAX-EXEMPT                                1,988       10      140      865    3,003
      INSTALLMENT                                  65    1,361   45,314    2,513   49,253
      REAL ESTATE                              11,683    4,566   56,158   10,093   82,500
      OTHER                                       465     --       --       --        465
                                               ------   ------   ------   ------   ------
    TOTAL LOANS                                44,053    9,577  120,050   14,375  188,055
                                               ------   ------   ------   ------   ------
    TOTAL EARNING ASSETS                       56,040   22,983  166,995   35,173  281,191


    SOURCES OF FUNDS

    INTEREST CHECKING DEPOSITS                 50,371     --       --       --     50,371
    MONEY MARKET DEPOSIT ACCOUNTS              19,268     --       --       --     19,268
    REGULAR SAVINGS ACCOUNTS                   26,166     --       --       --     26,166
    CERTIFICATES OF DEPOSIT, $100,000 OR MORE   3,392    9,215    2,629     --     15,236
    OTHER TIME DEPOSITS                        20,436   51,060   31,058       38  102,592
    FEDERAL FUNDS PURCHASED AND SECURITIES
      SOLD UNDER AGREEMENTS TO REPURCHASE      14,884      852     --       --     15,736
    OTHER BORROWINGS                              507     --         53     --        560
                                               ------   ------   ------   ------   ------
    TOTAL INTEREST BEARING LIABILITIES        135,024   61,127   33,740       38  229,929

    RATE SENSITIVITY GAP                      (78,984) (38,144) 133,255   35,135   51,262

    CUMULATIVE GAP                            (78,984)(117,128)  16,127   51,262


The Company was liability sensitive as of December 31, 1995. There were $80.0 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. It should be noted, however, that savings deposits; which consist of interest bearing transactions accounts, money market accounts, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.


            II. Investment Portfolio

            Note 2 of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K presents the book and market value of investment securities on the dates indicated.

            The following table shows, by type and maturity, the book value and weighted average yields of investment securities at December 31, 1995.

                                                      TABLE IV
                                      INVESTMENT SECURITY MATURITIES & YIELDS*<F1>
                                             U.S.Govt/Agency         State/Municipal             Total
                                                 Book      Weighted      Book      Weighted      Book      Weighted
                                                 Value      Average      Value      Average      Value      Average
    Dollars in Thousands                                     Yield                   Yield                   Yield

    December 31, 1995
     Maturities:                                  $19,155       6.02%        $548      10.69%     $19,703       6.15%
      Within 1 year                                45,085       5.74%       1,336       9.60%      46,421       5.85%
      After 1 year, but within 5 years              9,998       7.26%       3,828       9.04%      13,826       7.75%
      After 5 years, but within 10 years                0       0.00%       6,558       8.07%       6,558       8.07%
      After 10 years                              $74,238       6.02%     $12,270       8.66%     $86,508       6.39%
    TOTAL

    December 31, 1994                             $74,384       5.74%      $6,736       9.57%     $81,120       6.06%
    December 31, 1993                             $88,900       5.85%      $6,738       9.86%     $95,638       6.13%

 <F1>
*Yields are calculated on a fully tax equivalent basis using a 34% rate.

The book value of other marketable equity securities with no stated maturity totalled $5.31 million, yielding 6.03%; $5.23 million, yielding 4.41%; and $3.62 million, yielding 4.23%; at December 31, 1995, 1994, and 1993 respectively. There were no other securities, except Federal Reserve Bank stock, which remained constant for the period at $84,850, earning a six percent (6%) dividend.

III. Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 1991 through 1995:


                                             TABLE V
                                              LOANS
As of December 31,
Dollars in thousands          1995        1994        1993        1992        1991
Commercial and other      $  20,636   $  17,806    $ 16,836    $ 17,043   $ 20,836
Real Estate Construction      4,093       1,991       2,353       2,420      6,570
Real Estate Mortgage        109,469     105,703      96,185     105,424    110,990
Tax Exempt Loans              3,003       4,754       5,585       6,987      7,717
Installment Loans to
Individuals (net of
Unearned Income)             50,854      43,487      29,322      29,640     34,069
  Total                    $188,055     $173,741   $150,282    $161,514   $180,182

Based on Standard Industry Code, there are no categories of loans which exceed 10% of total loans other than the categories disclosed in the preceding table.

The maturity distribution and rate sensitivity of certain categories of the Bank's loan portfolio at December 31, 1995 is presented below:

                                       TABLE VI
                            MATURITY SCHEDULE OF SELECTED LOANS
December 31, 1995
Dollars in thousands                   One year      One through     Over five
                                       or less       five years        years       Total
Commercial and other                   $10,654        $ 9,982           ---       $20,636
Real estate construction                 4,077             16           ---         4,093
  Total                                $14,731        $ 9,998           ---       $24,729

Loans maturing after one year with:
  Fixed interest rate                                 $5,963            ---       $ 5,963
  Variable interest rate                              $4,019            ---       $ 4,019


The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 1991 through 1995.

                                                   TABLE VII
                                    NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
As of December 31,
Dollars in thousands               1995     1994      1993      1992     1991
Nonaccrual loans                 $2,447    $2,955    $5,328    $4,670   $  128
Accruing loans past due
  90 days or more                   248       837       458     2,239    1,827

Restructured loans                 none      none      none      none     none

Interest income which would
  have been recorded under
  original loans terms              350       470      570       783        88

Interest income recorded
  during the period                 131       188      239       478         1

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 1995 such problem loans, not included in Table VII, amounted to approximately $3.2 million. The potential problem loans included one relationship in excess of $500 thousand. The potential problem loans are generally secured by residential and commercial real estate with appraised values exceeding the principal balance of the loan.


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



The following table shows an analysis of the Allowance for Loan Losses for the years 1991 through 1995.

                                             TABLE VIII
                               ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
For the year ended December 31,
Dollars in thousands                           1995     1994     1993     1992     1991

Balance at beginning of period                $2,647   $2,692   $3,719   $3,233   $1,776
Charge Offs:
    Commercial, financial and agricultural     1,210      147    1,178    1,610    1,280
    Real estate construction                    ---      ---      ---      ---      ---
    Real estate mortgage                         135      316      230      152      217
    Installment Loans to individuals             375      148      179      287      402
    Total charge offs                          1,720      611    1,587    2,049    1,899

Recoveries:
Commercial, financial and agricultural           296      431      174       80       14
Real estate construction                        ---       ---      ---      ---      ---
Real estate mortgage                              44       19        7       14       12
Installment Loans to individuals                 159       91      129      141      130
Total recoveries                                 499      541      310      235      156
Net charge offs                                1,221       70    1,277    1,814    1,743
Additions charged to operations                  825       25      250    2,300    3,200
Balance at end of period                      $2,251   $2,647   $2,692   $3,719   $3,233

Selected loan loss statistics
Loans (net of unearned income):
  End of period                            $188,055  $173,741 $150,282 $161,514  $180,182
  Daily average                            $180,638  $160,204 $155,551 $173,172  $184,751

Net charge offs to average total loans       .68%      .04%    0.82%    1.05%      0.94%
Provision for loan losses to
  average total loans                        .46%      .02%    0.16%    1.33%      1.73%
Provision for loan losses to
  net charge offs                          67.57%    35.71%   19.58%  126.79%    183.59%
Allowance for loan losses to
  period end loans                          1.20%     1.52%    1.79%   2.30%       1.79%
Earnings to loan loss coverage*<F1>         3.25     56.21     2.45    2.43        2.83

<F1>
            *Income before income taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 1991 through 1995.

                                           TABLE IX
                           ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                  1995             1994             1993               1992              1991
As of December 31,
Dollar in thousands         Amount  Percent    Amount  Percent   Amount  Percent    Amount  Percent   Amount  Percent
                                    of Loans           of Loans          of Loans           of Loans          of Loans
                                    in Each            in Each           in Each            in Each           in Each
                                    Category           Category          Category           Category          Category
                                    to Total           to Total          to Total           to Total          to Total
                                     Loans              Loans              Loans              Loans            Loans

Commercial and other        $1,241  12.57%     $1,334   12.98%   $1,779   28.96%    $2,713   29.29%   $1,101  34.07%
Real estate construction        55   2.18%         21    1.15%       27    1.52%        51    1.50%       43   1.34%
Real estate mortgage           564  58.21%        912   60.84%      740   49.81%       709   50.90%    1,521  47.03%
Consumer                       391  27.04%        380   25.03%      146   19.71%       246   18.31%      568  17.56%
Total                       $2,251 100.00%     $2,647  100.00%   $2,692  100.00%    $3,719  100.00%   $3,233 100.00%

The allocation amounts for 1991 have been reclassified to reflect the classification adopted in 1992.



V. Deposits

            The following table shows the average balances and average rates paid on deposits for the years ended December 31, 1993, 1994, and 1995.

                                      TABLE X
                                      DEPOSITS
For the year ended December 31,                 1995                   1994                 1993
Dollars in thousands                     Average    Average     Average    Average     Average    Average
                                         Balance      Rate      Balance      Rate      Balance      Rate

Interest bearing transaction accounts    $ 49,335     2.64%     $ 50,739     2.62%     $ 43,406     2.80%
Money market deposit accounts              19,375     3.95%       19,526     3.14%       19,797     2.87%
Savings accounts                           26,595     2.74%       30,070     2.75%       29,203     3.17%
Certificates of deposit,
  $100,000 or more                         13,789     5.51%       10,979     4.35%       10,217     4.48%
Other certificates of deposit              97,431     5.43%       83,512     4.61%       85,029     4.85%
Total interest bearing deposits           206,525     4.28%      194,826     3.64%      187,652     3.89%

Non-interest bearing demand deposits       40,843                 40,004                 40,870
Total deposits                           $247,368               $234,830               $228,522


            The following table shows certificates of deposit in amounts of $100,000 or more as of December 31, 1995, 1994, and 1993 by time remaining until maturity.

                                                        TABLE XI
                                        CERTIFICATES OF DEPOSIT $100,000 & MORE
(Dollars in thousands)                   1995              1994               1993

Maturing in
    3 months or less                    $3,392            $1,941             $3,359
    3 through 6 months                   3,779             1,464              2,451
    6 through 12 months                  5,436             5,714              2,593
    over 12 months                       2,629             3,529              1,830
    Total                              $15,236           $12,648             $10,233

VI. Return on Equity and Assets

The return on average shareholders' equity and assets, the dividend pay out ratio, and the average equity to average assets ratio for the past three years are presented below.

                                              1995        1994        1993
Return on average assets                      0.80%       1.00%       0.82%
Return on average equity                      8.07%      10.39%       8.90%
Dividend payout ratio                        33.17%      25.03%      28.17%
Average equity to average assets              9.97%       9.59%       9.20%

VII. Short Term Borrowings

The Bank periodically borrowed funds through federal funds from its correspondent banks, through the use of a demand note to the United States Treasury (Treasury Tax and Loan Deposits), and through securities sold under agreements to repurchase. The borrowings matured daily and were based on daily cash flow requirements. The borrowed amounts (in thousands) and their corresponding rates during 1995, 1994, and 1993 are presented below:

                                                                 TABLE XII
                                                            SHORT TERM BORROWINGS
                                         1995                  1994                1993
Dollars in thousands                Balance  Rate         Balance  Rate       Balance  Rate

Balance at December 31,
Federal funds purchased             $ 1,400  5.63%        $ 2,930  5.88%      $   ---  3.19%
Securities sold under
  agreements to repurchase           14,336  4.33%         10,764  4.54%       12,845  2.74%
U.S. treasury demand notes
  and other borrowed money              560  3.25%          1,162  5.42%           92  7.36%
Total                               $16,296               $14,789             $12,937

Average daily balance outstanding:
Federal funds purchased             $    96  6.03%        $   932  4.77%      $     3  2.90%
Securities sold under
  agreements to repurchase           11,438  5.01%         13,596  3.37%       15,395  2.84%
U.S. treasury demand notes
  and other borrowed money            1,996  5.46%            617  4.55%          122  6.85%
Total                               $13,530  5.09%        $15,145  3.50%      $12,589  2.87%

The maximum amount outstanding
  at any month end:
Federal funds purchased             $ 1,400               $ 4,600             $   ---
Securities sold under
  agreements to repurchase          $14,636               $18,598             $20,202
U.S. treasury demand notes
  and other borrowed money          $ 4,066               $ 4,072             $   397

Item  2. Description of Property

The Bank owns the Main Office, an office building, and eight branches. All of the above properties are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining two branches are leased from unrelated parties under leases with renewal options which expire anywhere from 10-20 years. The Bank has received approval for a new branch which will be located at Kiln Creek Parkway near Victory Blvd. and is scheduled to open in the summer of 1996. For more information concerning the commitments under current leasing agreements, see Note 10. Lease Commitments of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K. Additional information on Other Real Estate Owned can be found in Note 6. Other Real Estate Owned of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.


Item  3. Legal Proceedings

The Company is not a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.


Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.


Part II


Item  5. Market for Common Equity And Related Stockholder Matters

The common stock of Old Point Financial Corporation is not listed on an exchange and is not quoted by NASDAQ. The approximate number of shareholders of record as of December 31, 1995 was 1,364. The range of high and low prices and dividends per share of the Company's common stock for each quarter during 1995 and 1994 is presented in Part I. Item
7. of this Annual Report on Form 10-K. Additional information related to stockholder matters can be found in Note 15. Regulatory Matters of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.



Item  6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

        OLD POINT FINANCIAL CORPORATION
            SELECTED FINANCIAL DATA
    Dollars in thousands                     YEAR ENDED DECEMBER 31,
    except per share data                          1995       1994       1993       1992       1991

    RESULTS OF OPERATIONS
    Interest income.........................    $21,534    $19,234    $19,105    $20,988    $23,654
    Interest expense........................      9,531      7,625      7,743      9,999     13,361
                                                 ------     ------     ------     ------     ------
    Net interest income.....................     12,003     11,609     11,362     10,989     10,293
    Provision for loan loss.................        825         25        250      2,300      3,200
                                                 ------     ------     ------     ------     ------
    Net interest income after provision for      11,178     11,584     11,112      8,689      7,093
    Gains on sales of investment securities.          9        407         19        463        480
    Noninterest income......................      3,836      3,755      4,003      3,589      3,325
    Noninterest expenses....................     11,884     11,837     12,252     10,627      9,157
                                                 ------     ------     ------     ------     ------
    Income before taxes.....................      3,139      3,909      2,882      2,114      1,741
    Applicable income taxes ................        797      1,136        667        376        279
                                                 ------     ------     ------     ------     ------
    Net income..............................     $2,342     $2,773     $2,215     $1,738     $1,462

    FINANCIAL CONDITION

    Total assets............................   $304,266   $277,680   $273,884   $268,721   $266,032
    Total deposits..........................    256,535    235,599    234,171    231,509    227,139
    Total loans.............................    188,055    173,741    150,282    161,514    180,182
    Stockholders' equity....................     30,328     26,222     25,836     24,193     22,932
    Average assets..........................    291,174    278,398    270,685    268,917    258,662
    Average equity..........................     29,022     26,694     24,897     23,856     22,996

    PERTINENT RATIOS

    Return on average assets................       0.80%      1.00%      0.82%      0.65%      0.57%
    Return on average equity................       8.07%     10.39%      8.90%      7.29%      6.36%
    Dividends paid as a percent of net incom      33.17%     25.03%     28.17%     28.40%     33.74%
    Average equity as a percent of average a       9.97%      9.59%      9.20%      8.87%      8.89%

    PER SHARE DATA

    Net income..............................      $1.84      $2.20      $1.77      $1.41      $1.19
    Cash dividends declared.................       0.61       0.55       0.50       0.40       0.40
    Book value..............................      23.81      20.75      20.60      19.47      18.59

    GROWTH RATES

    Year end assets.........................       9.57%      3.33%      1.92%      1.01%      7.36%
    Year end deposits.......................       8.89%      1.77%      1.15%      1.92%     10.08%
    Year end loans..........................       8.24%      7.57%     -6.95%    -10.36%     -4.05%
    Year end equity.........................      15.66%      8.39%      6.79%      5.50%      4.45%
    Average assets..........................       4.59%      3.53%      0.66%      3.96%      9.00%
    Average equity..........................       8.72%     11.90%      4.36%      3.74%      9.89%
    Net income..............................     -15.54%     59.55%     27.45%     18.88%    -39.56%
    Cash dividends declared.................      10.91%     37.50%     25.00%      0.00%      0.00%
    Book value..............................      14.78%      6.54%      5.78%      4.73%      4.41%

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

EARNINGS SUMMARY
     Net income was $2.34 million, or $1.84 per share in 1995 compared to $2.77 million, or $2.20 per share in 1994 and $2.22 million, or $1.77 per share in 1993. Return on average assets was 0.80% in 1995, 1.00% in 1994, and 0.82% in 1993. Return on average equity was 8.07% in 1995, 10.39% in 1994 and 8.90% in 1993. For the past five years return on average assets has averaged 0.77% and return on average equity has averaged 8.20%. Selected Financial Highlights summarizes the Company's performance for the past five years.

NET INTEREST INCOME
     The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $12.40 million in 1995, up $420 thousand, or 4% from $11.98 million in 1994 which was up $169 thousand, or 1% from $11.81 million in 1993. Net interest income is affected by variations in interest rates and the volume and mix of earning assets and interest-bearing liabilities. The net interest yield decreased to 4.56% in 1995 from 4.63% in 1994 which was down from 4.73% in 1993.

     Tax equivalent interest income for 1995 increased $2.33 million. Average earning assets grew $13.03 million, or 5%. In 1995, total average loans increased $17.68 million, or 11%, while average investment securities decreased $5.77 million, or 6%.

     Interest expense increased $1.91 million, or 25%, in 1995. Based on average balances, the mix of interest bearing liabilities shifted in 1995 from lower paying savings and interest checking accounts to higher paying certificates of deposit. This shift to higher cost funds caused the decline of seven basis points in the net interest yield.

PROVISION/ALLOWANCE FOR LOAN LOSSES
     Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The provision increased to $825 thousand in 1995 from $25 thousand in 1994 which was down from $250 thousand in 1993.

     Loans charged off during 1995 totalled $1.72 million compared to $611 thousand in 1994 and $1.59 million in 1993, while recoveries amounted to $499 thousand in 1995, $541 thousand in 1994 and $310 thousand in 1993. Net loans charged off to year-end loans were 0.65% in 1995, 0.04% in 1994, and 0.85% in 1993. The allowance for loan losses, as a percentage of year-end loans, was 1.20% in 1995, 1.52% in 1994, and 1.79% in 1993.

     As of December 31, 1995 nonperforming assets were $3.40 million, up from $3.17 million at year-end 1994 which was down from $6.19 million at year-end 1993. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 1995 total consisted of other real estate of $954 thousand and $2.45 million in nonaccrual loans. The other real estate consisted of $530 thousand in foreclosed commercial property, $354 thousand in a commercial property originally acquired as a potential branch site and now held for sale, and $70 thousand in foreclosed one-to-four family residences. Nonaccrual loans consisted of $1.07 million in commercial loans and $1.38 million in mortgage loans. The Company has aggressively dealt with these credits and specific action plans have been developed for each of these classified loans to address any deficiencies. Loans still accruing interest but past due 90 days or more decreased to $248 thousand as of December 31, 1995 compared to $837 thousand as of December 31, 1994 and $458 thousand as of December 31, 1993.

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

OTHER INCOME
     Other income decreased $317 thousand, or 8% in 1995 from 1994 compared to an increase of $140 thousand, or 3% in 1994 over 1993. The 1995 decrease was due primarily to lower security gains. The 1994 security gains of $407 thousand were the result of the sale of investment securities as an asset/liability strategy to reduce the interest rate risk in the portfolio.

OTHER EXPENSES
     Other expenses remained almost constant in 1995 from 1994 after decreasing $415 thousand, or 3%, in 1994 from 1993. Salaries and employee benefits increased 2% in 1995 due to normal salary increases and increased profit sharing contributions. Equipment expense decreased 14% due to lower depreciation expense. Other operating expenses increased 2%. Lower FDIC insurance premiums were offset by higher postage and stationery and supplies expenses.

ASSETS
     At December 31, 1995, the Company had total assets of $304.3 million, up 10% from $277.7 million at December 31, 1994. Average assets in 1995 were $291.2 million compared to $278.4 million in 1994. The growth in assets in 1995 was due to the increase in certificates of deposit as customers took advantage of higher interest rates.

     During 1995 the Company began the conversion of its main frame computer system. The new system consists of a new main frame computer, a new proof of deposit reader/sorter, a new personal computer based teller system, and the computer application software. The total cost of these capital expenditures will be approximately $1.3 million. This conversion is scheduled for completion in the first quarter of 1996.
The Company has begun construction of a new branch office in the Kiln Creek area of York County. The total cost of this branch will be approximately $850 thousand. The Kiln Creek branch is scheduled to open in the summer of 1996.

LOANS
     The Company experienced strong loan demand in 1995. Total loans (net of unearned income) as of December 31, 1995 were $188.1 million, up 8% from $173.7 million at December 31, 1994. All categories of loans increased during 1995 except tax exempt loans. Footnote 3 of the financial statements details the loan volume by category for the past two years.

INVESTMENT SECURITIES
     At December 31, 1995 total investment securities were $92.6 million, up 11% from $83.5 million on December 31, 1994. The increase in the investment portfolio was due to the growth in deposits exceeding the growth in loans. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

DEPOSITS
     At December 31, 1995, total deposits amounted to $256.5 million, up 9% from $235.6 million on December 31, 1994. Non-interest bearing deposits increased $5.8 million, or 16%, in 1995 over 1994. Savings deposits decreased $1.2 million, or 1%, in 1995 from 1994. Certificates of Deposit increased $16.3 million, or 16% in 1995 over 1994. Due to the increase in interest rates, customers are now investing in certificates of deposits.

STOCKHOLDERS' EQUITY
     Total stockholders' equity as of December 31, 1995 was $30.3 million, up 16% from $26.2 million on December 31, 1994. The Company is required to maintain minimum amounts of capital under banking regulations. Under the regulations Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholder's equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for 1995, 1994 and 1993.

                         1995
                      Regulatory
                     Requirements       1995     1994     1993
Tier 1                  4.00%          15.47%   16.32%   17.16%
Total Capital           8.00%          16.47%   17.57%   18.42%
Tier 1 Leverage         3.00%           9.80%   10.00%    9.32%

     Year-end book value was $23.81 in 1995 and $20.75 in 1994. Cash dividends were $777 thousand, or $.61 per share in 1995 and $694 thousand, or $.55 per share in 1994. The common stock of the Company has not been extensively traded. The stock is not listed on an exchange and is not quoted by NASDAQ. Bid and ask prices are not available for the Company. The volume of trading of the stock is therefore limited. The prices below are based upon a limited number of transactions known to Management during the past two years. There were 1,410 stockholders of the Company as of December 31, 1995. This stockholder count does not include stockholders who hold their stock in a nominee registration.
The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 1995 and 1994.

                                           1995                            1994

                                  Dividend        Market Value      Dividend      Market Value
                                                High         Low                  High         Low

1st Quarter                        $ 0.15       $ 37.50  $ 37.00     $ 0.125      $ 35.00  $ 35.00
2nd Quarter                        $ 0.15       $ 37.50  $ 37.50     $ 0.125      $ 37.50  $ 35.00
3rd Quarter                        $ 0.15       $ 37.50  $ 37.50     $ 0.15       $ 37.50  $ 35.00
4th Quarter                        $ 0.16       $ 37.50  $ 37.50     $ 0.15       $ 37.00  $ 36.00

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




Independent Auditors' Report
To the Board of Directors
Old Point Financial Corporation
Hampton, Virginia


We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Old Point Financial Corporation and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



January 12, 1996
Newport News, Virginia

                                                CONSOLIDATED BALANCE SHEETS
                                                December 31, 1995 and 1994
                                                  (Dollars in Thousands)
                                                  1995                    1994
ASSETS
Cash and due from banks                       $    10,932              $    8,941
Investments:
  Securities available for sale,
    at market                                      77,604                  82,599
  Securities to be held to maturity
    (Market value $15,087,
     and $918 in 1994)                             15,020                     919

Federal funds sold                                    513                     247

Loans, total                                      188,055                 173,741
Less - allowance for loan losses                    2,251                   2,647
               Net loans                          185,804                 171,094
Premises and equipment                              8,302                   7,433
Other real estate owned                               954                     214
Other assets                                        5,137                   6,233

   Total assets                                $  304,266             $   277,680

LIABILITIES
Non interest-bearing deposits                  $   42,902             $    37,086
Savings deposits                                   95,805                  96,986
Certificates of deposit                           117,828                 101,527
   Total deposits                                 256,535                 235,599
Federal funds purchased and securities
  sold under repurchase agreements                 15,736                  13,694
Interest bearing demand notes issued
  to the United States Treasury and
  other liabilities for borrowed money                560                   1,162
Other liabilities                                   1,107                   1,003
   Total liabilities                              273,938                 251,458

STOCKHOLDERS' EQUITY
Common stock, $5 par value,
  3,000,000 shares authorized
  Issued 1,273,537 in 1995 and
  1,263,903 in 1994                                 6,368                   6,320
Capital surplus                                     9,345                   9,032
Retained earnings                                  14,085                  12,793
Unrealized gain (loss) on securities                  530                  (1,923)
   Total stockholders' equity                      30,328                  26,222

   Total liabilities and
     stockholders' equity                      $  304,266             $   277,680


See Notes to Consolidated Financial Statements.

                                             CONSOLIDATED STATEMENTS OF INCOME
                                              Years Ended December 31, 1995, 1994 and 1993
                                             (Dollars in thousands except per share amounts)
                                                           1995                           1994                           1993
INTEREST INCOME
Interest and fees on loans                 $                   16,079     $               13,757     $                   13,497
Interest on investment securities
  Taxable                                                       4,690                      4,932                          4,840
  Exempt from income tax                                          501                        414                            523
                                                                5,191                      5,346                          5,363
Interest on trading account securities                            ---                        ---                             16
Interest on federal funds sold                                    264                        131                            229
          Total interest income                                21,534                     19,234                         19,105

INTEREST EXPENSE
Interest on savings deposits                                    2,797                      2,766                          2,710
Interest on certificates of deposit                             6,051                      4,328                          4,587
Interest on federal funds purchased
  and securities sold under
  repurchase agreements                                           573                        503                            437
Interest on demand notes issued
  to the United States Treasury
  and other liabilities for
  borrowed money                                                  110                         28                              9
      Total interest expense                                    9,531                      7,625                          7,743
Net interest income                                            12,003                     11,609                         11,362
Provision for loan losses                                         825                         25                            250
      Net interest income after provision
      for loan losses                                         11,178                      11,584                         11,112

OTHER INCOME
Income from fiduciary activities                                1,441                      1,463                          1,336
Service charges on deposit accounts                             1,893                      1,780                          1,777
Other service charges,
  commissions and fees                                            280                        290                            651
Security gains, net                                                 9                        407                             19
Income from trading account                                       ---                        ---                             62
Other operating income                                            222                        222                            177
     Total other income                                         3,845                      4,162                          4,022

OTHER EXPENSE
Salaries and employee benefits                                  7,178                      7,050                          6,807
Occupancy expense                                                 714                        700                            748
Equipment expense                                                 959                      1,116                          1,199
Other expense                                                   3,033                      2,971                          3,498
     Total other expenses                                      11,884                     11,837                         12,252
Income before income taxes                                      3,139                      3,909                          2,882
Income taxes                                                      797                      1,136                            667
Net income                                 $                    2,342     $                2,773     $                    2,215

PER SHARE
Average shares outstanding (in thousands)                       1,272                      1,260                          1,248
Net income per share of common stock       $                     1.84     $                 2.20     $                     1.77








See Notes to Consolidated Financial Statements.


                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Years Ended December 31, 1995, 1994 and 1993

                                                                     1995           1994            1993
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................   $      2,342   $      2,773   $        2,215
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................            768            884              919
     Provision for loan losses...............................            825             25              250
   Market write-downs on other real estate owned.............              0              0               65
     Gains on sale of investment securities, net.............             (9)          (407)             (19)
     Net amortization & accretion of securities available for          1,078          1,340              759
     Net (increase) decrease in trading account..............              0              0                0
     Increase in other real estate owned.....................           (553)           (13)            (767)
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)............           (168)          (262)            (362)
     Increase (decrease) in other liabilities................            104             63             (181)
       Net cash provided by operating activities.............          4,387          4,403            2,879

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ................................        (31,772)        (8,902)         (37,364)
     Proceeds from maturities & calls of securities .........         25,315         11,928           14,377
     Proceeds from sales of securities ......................              0          8,982              125
     Loans made to customers.................................       (104,681)      (120,330)         (97,917)
     Principal payments received on loans....................         89,145         96,801          107,872
     Purchases of premises and equipment.....................         (1,991)          (178)          (1,077)
     Proceeds from sales of other real estate owned..........            167            664            3,431
     (Increase) decrease in federal funds sold...............           (266)         4,553            2,520
       Net cash provided by (used in) investing activities...        (24,083)        (6,482)          (8,033)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits....          5,816         (2,494)          (3,814)
     Increase (decrease) in savings deposits.................         (1,181)        (5,009)          13,620
     Proceeds from the sale of certificates of deposit.......         66,693         67,378           37,379
     Payments for maturing certificates of deposit...........        (50,392)       (58,447)         (44,522)
     Increase (decrease) in federal funds purchased &
      repurchase agreements..................................          2,042            849            1,062
     Increase (decrease) in interest bearing
      demand notes and other borrowed money..................           (602)         1,070              (23)
     Proceeds from issuance of common stock..................             88            200               70
     Dividends paid..........................................           (777)          (693)            (624)
       Net cash provided by financing activities.............         21,687          2,854            3,148

       Net increase (decrease) in cash and due from banks....          1,991            775           (2,006)
       Cash and due from banks at beginning of period........          8,941          8,166           10,172
       Cash and due from banks at end of period..............   $     10,932   $      8,941   $        8,166


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..............................................   $      9,286   $      7,561   $        7,859
       Income taxes...............................................       830            980              375

   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING TRANSACTIONS
     Unrealized gain (loss) on investment
       securities, net of tax................................   $      2,453   $     (1,894)  $          (18)

     Transfer of property from premises and
      equipment to other real estate owned...................   $        354   $         --   $           --

   See Notes to Consolidated Financial Statements.



                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                Years Ended December 31, 1995, 1994 and 1993
                                          (Dollars in Thousands)
                                                                                             Unrealized
                                            Common                                         Gain (Loss) on          Total
                                             Stock           Capital         Retained        Investment         Stockholders'
                                          (Par Value)        Surplus         Earnings        Securities            Equity
YEAR ENDED DECEMBER 31, 1993
Balance,
  beginning of year                   $       3,106    $       5,396    $      15,703    $         (12)   $      24,193
Net income                                      ---              ---            2,215              ---            2,215
Sale of stock                                    50              227             (207)             ---               70
Stock dividend declared
  on common stock                             3,115            3,115           (6,230)             ---              ---
Increase in unrealized
  gain (loss) on
  marketable
  equity securities                             ---              ---              ---              (17)             (17)
Cash dividends paid
  ($0.50 per share)                             ---              ---             (625)             ---             (625)
Balance,
  end of year                         $       6,271    $       8,738    $      10,856    $         (29)   $      25,836

YEAR ENDED DECEMBER 31, 1994
Balance,
  beginning of year                   $       6,271    $       8,738    $      10,856    $         (29)   $      25,836
Net income                                      ---              ---            2,773              ---            2,773
Sale of stock                                    49              294             (142)             ---              201
Increase in unrealized
  gain (loss) on
  marketable equity securities                  ---              ---              ---           (1,894)          (1,894)
Cash dividends paid
  ($0.55 per share)                             ---              ---             (694)             ---             (694)
Balance,
  end of year                         $       6,320    $       9,032    $      12,793    $      (1,923)   $      26,222


YEAR ENDED DECEMBER 31, 1995
Balance,
  beginning of year                   $       6,320    $       9,032    $      12,793    $      (1,923)   $      26,222
Net income                                      ---              ---            2,342              ---            2,342
Sale of stock                                    48              313             (273)             ---               88
Increase in unrealized
  gain (loss) on
  investment securities                         ---              ---              ---            2,453            2,453
Cash dividends paid
  ($0.61 per share)                             ---              ---             (777)             ---             (777)
Balance,
  end of year                         $       6,368    $       9,345    $      14,085    $         530    $      30,328

See Notes to Consolidated Financial Statements.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.SIGNIFICANT ACCOUNTING POLICIES

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

            NATURE OF BUSINESS:
            Old Point Financial Corporation is a one-bank holding company that conducts substantially all of its operations through its subsidiary The Old Point National Bank of Phoebus. The Bank services individual and commercial customers, the majority of which are on the Virginia Peninsula. The Bank has twelve branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Substantially all of the Bank's deposits are interest bearing. The majority of the Bank's loan portfolio is secured by real estate.

            USE OF ESTIMATES:
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The amounts recorded in the financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates.

            The Bank uses estimates primarily in developing its allowance for loan losses, in computing deferred tax assets, in determining the estimated useful lives of premises and equipment, and in the valuation of other real estate owned.

            INVESTMENT SECURITIES:
            Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

                Held to maturity - Debt securities for which the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

                Trading - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included immediately in income.

                Available for sale - Debt and equity securities not classified as either held to maturity securities or trading account securities are classified as available for sale securities and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

            INTEREST ON LOANS:
            Interest is accrued daily on the outstanding balances. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful.

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

            OTHER REAL ESTATE OWNED:
            Other real estate owned is carried at the lower of cost or estimated fair value and consists of foreclosed real property and other property held for sale. The estimated fair value is reviewed periodically by management and any write-downs are charged against current earnings.

            PREMISES AND EQUIPMENT:
            Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on both straight-line and accelerated methods and are charged to expense over the estimated useful lives of the related assets. Costs of maintenance and repairs are charged to expense as incurred and improvements are capitalized.

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

            The Bank's policy is to fund the maximum amount of contributions allowed for tax purposes. The Bank accrues an amount equal to its actuarially computed obligation under the plan.

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

            STOCK SPLIT:
            During 1993 the Board of Directors authorized a two for one stock split effected in the form of a 100 percent stock dividend. All earnings per share amounts and share amounts included in the financial statements have been adjusted for the stock split. An amount equal to the $5 par value of the additional common shares has been transferred from retained earnings to common stock. In addition, a transfer has been made from retained earnings to capital surplus for an equal amount.

            RECLASSIFICATIONS:
            Certain amounts in the financial statements have been reclassified to conform with classifications adopted in the current year.





NOTE 2.  INVESTMENT SECURITIES
            At December 31, 1995, the investment securities portfolio is composed of securities classified as held to maturity and available for sale, in conjunction with SFAS 115. Investment securities held to maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts, and investment securities available for sale are carried at market value.


            The amortized cost and fair value of investment securities held to maturity at December 31, 1995 and 1994, were:

                                      Amortized     Unrealized     Unrealized     Market
                                        Cost          Gains          Losses        Value
                                                      (Dollars in Thousands)

Obligations of other United
  States Government Agencies
  as of December 31, 1995            $ 15,020      $     67       $  ---        $ 15,087


Obligations of State and
  political subdivisions
  as of December 31, 1994            $    919      $      5      $   (6)        $    918




            The amortized cost and fair values of investment securities available for sale at December 31, 1995 were:

                                                            December 31, 1995
                                         Amortized         Unrealized      Unrealized         Market
                                           Cost               Gains          Losses           Value
                                                         (Dollars in Thousands)

United States
  Treasury securities                $       53,220         $     613       $   (178)      $  53,655
Obligations of
  other United States
  Government agencies                         5,998                46            ---           6,044
Obligations of state
  and political
  subdivisions                               12,270               446             (3)         12,713
Other marketable equity
  securities, at lower
  of cost or market                           4,400               ---           (121)          4,279
Federal Reserve Bank stock                       85               ---            ---              85
Federal Home Loan Bank stock                    828               ---            ---             828

       Total                         $       76,801         $   1,105       $   (302)      $  77,604




            The amortized cost and fair value of investment securities available for sale at December 31, 1994 were:

                                                               December 31, 1994
                                          Amortized          Unrealized    Unrealized     Market
                                            Cost                Gains        Losses       Value
                                                             (Dollars in Thousands)
United States
  Treasury
  securities                           $       69,385         $     18      $ (2,751)      $  66,652
Obligations of
  other United States
  Government
  agencies                                      4,999               17          (140)          4,876
Obligations
  of state and
  political
  subdivisions                                  5,817              170            (5)          5,982
Other marketable equity
  securities, at lower
  of cost or market                             4,400              ---          (223)          4,177
Federal Reserve Bank stock                         85              ---           ---              85
Federal Home Loan Bank stock                      827              ---           ---             827

       Total                            $      85,513        $     205      $ (3,119)      $  82,599

            Investment securities carried at $33.4 million and $29.1 million, at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

            The amortized cost and approximate market values of investment securities at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 December 31, 1995
                                              Available-For Sale                        Held-To-Maturity
                                        Amortized             Market             Amortized            Market
                                          Cost                 Value                Cost              Value
                                                               (Dollars in Thousands)

Due in one year or less                $    19,703          $   19,788          $     ---          $  ---
Due after one year through five years       38,401              38,826              8,020            8,048
Due after five years through
  ten years                                  6,826               7,055              7,000            7,039
Due after ten years                          6,558               6,742                ---              ---

   Total debt securities                    71,488              72,411             15,020            15,087
Other securities without
  stated maturity                            5,313               5,193                ---               ---

   Total investment securities          $   76,801          $   77,604           $ 15,020          $ 15,087



The proceeds from the sales and maturities of investment securities, and the related realized gains and losses are shown below:

                                      1995                   1994               1993
                                                    (Dollars in Thousands)
Proceeds from sales and
  maturities of investments        $  25,315            $  20,910             $ 14,502

Realized gains                     $       9            $     411             $     19
Realized losses                          ---                   (4)                                 ---
    Net gains                      $       9            $     407             $     19


NOTE 3. LOANS

            At December 31, loans before allowance for loan losses
            consisted of:
                                                            1995                          1994
                                                          (Dollars in Thousands)
Commercial and other                              $                20,636      $                 17,806
Real estate - construction                                          4,093                         1,991
Real estate - mortgage                                            109,469                       105,703
Installment loans to
  individuals                                                      50,854                        43,487
Tax exempt loans                                                    3,003                         4,754
  Total                                            $              188,055       $               173,741

Information concerning loans which are contractually past due or in non-accrual status is as follows:
                                                               1995                         1994
                                                               (Dollars In Thousands)
            Contractually past due
              loans - past due 90 days
              or more and still
              accruing interest                     $                   248      $                    837

            Loans which are in non-
              accrual status                        $                 2,447      $                  2,955

            The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $1.2 million and $1.5 million at December 31, 1995 and 1994, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders' equity at December 31, 1995.


NOTE 4. ALLOWANCE FOR LOAN LOSSES

            Changes in the allowance for loan losses are as follows:
                                             1995                           1994             1993
                                                       (Dollars in Thousands)
Balance, beginning of year            $          2,647       $          2,692        $          3,719
Recoveries                                         499                    541                     310
Provision for loan losses                          825                     25                     250
Loans charged off                               (1,720)                  (611)                 (1,587)
Balance, end of year                  $          2,251       $          2,647        $          2,692


NOTE 5. PREMISES AND EQUIPMENT

            At December 31, premises and equipment consisted of:

                                      1995                                          1994
                                              (Dollars in Thousands)
Land                              $                  1,514       $                  1,995
Buildings                                            6,748                          5,727
Leasehold improvements                                 855                            885
Furniture, fixtures and
  equipment                                          7,869                          6,767
  Total cost                                        16,986                         15,374
Less accumulated
  depreciation and
  amortization                                       8,684                          7,941
Net book value                    $                  8,302       $                  7,433



NOTE 6. OTHER REAL ESTATE OWNED


            Other real estate owned consisted of the following at December 31:

                                            1995                             1994
                                                  (Dollars in Thousands)
Foreclosed real estate             $                    600       $                    214
Property held for sale                                  354                            ---
      Total                        $                    954       $                    214

NOTE 7. INDEBTEDNESS

            The Bank's short-term borrowings include federal funds purchased, securities sold under repurchase agreements (including $2.5 million to directors) and United States Treasury Demand Notes. The federal funds purchased and securities sold under repurchase agreements are held under various maturities and interest rates. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below federal funds rate.




NOTE 8. STOCK OPTION PLAN
            The Company has stock option plans with 59,250 shares of common stock reserved for options to key employees. Option prices are the fair market value of the common stock on the date the options were granted.


            Details of the number of shares and average prices are as follows:

                                         1995                           1994                            1993
Under option,
  beginning of year                     45,505                         33,560                          51,508
Granted                                  2,702                         20,285                           5,000
Exercised                              (15,220)                        (8,340)                        (22,948)
Expired                                   (750)                           ---                             ---

Under option, end of year               32,237                         45,505                          33,560

Available to grant,
  end of year                           27,013                         29,715                          50,000

                                          Average Prices
                                         1995                            1994                     1993
Granted during the year          $            ---                 $       36.25             $      25.00
Exercised during the year        $          19.54                 $       18.76             $      17.01

Under option, end of year        $          32.82                 $       28.19             $      20.97


NOTE 9. INCOME TAXES

            The components of income tax expense are as follows:

                                         1995                       1994                     1993
                                                               (Dollars in Thousands)
Currently payable                $           572             $          1,039        $            327
Deferred                                     225                           97                     340
Reported tax expense             $           797             $          1,136        $            667


            The items that caused timing differences affecting deferred income taxes are as follows:

                                        1995                1994                  1993
                                                   (Dollars in Thousands)
Provision for loan losses          $        222       $            51        $        384
Other writedowns
  and adjustments                           ---                    86                  12
Pension plan expenses                        15                    30                  18
Deferred loan fees, net                      27                   (12)                 22
Security gains and losses                     3                    (2)                 (5)
Interest on certain
  non-accrual loans                         (77)                 (124)                (66)
Alternative minimum taxes                   ---                    51                (136)
Adoption of Statement on
  Financial Accounting
  Standards No. 109                         ---                   ---                  99
Other                                        35                    17                  12
                                   $        225       $            97        $        340


            A reconciliation of the "expected" Federal income tax expense on income before income taxes with the reported income tax expense follows:

                                              1995                 1994             1993
                                                     (Dollars in Thousands)
Expected tax expense (34%)              $       1,067       $     1,329        $      980
Interest expense on tax
  exempt assets                                    25                18                24
Tax exempt interest                              (263)             (240)             (303)
Alternative minimum tax                           ---                51               (85)
Disqualified incentive stock
  options                                         (47)              (44)              (50)
Adoption of Statement on
  Financial Accounting Standards
  No. 109                                         ---               ---                99
Other, net                                         15                22                 2
Reported tax expense                    $         797       $     1,136        $      667



The components of the net deferred tax asset included in other assets are as follows at December 31:

                                             1995                         1994
                                                  (Dollars in thousands)
Components of Deferred Tax Liability
Depreciation                              $  (64)                       $   (31)
Accretion of discounts
  on securities                              (22)                           (19)
Net unrealized (gain) on
  available for sale securities             (273)                           ---
Deferred loan fees and costs                 (46)                           (19)
Other                                         (4)                            (5)
Deferred tax liability                      (409)                           (74)

Components of Deferred Tax Asset
Allowance for loan losses                    358                            580
Net unrealized loss on
  available for sale securities              ---                            991
Interest on non-accrual loans                319                            241
Deferred compensation                         18                             23
Pension                                       56                             71
Deferred tax asset, net                    $ 342                         $1,832


NOTE 10. LEASE COMMITMENTS
            The Bank has noncancellable leases on premises and equipment expiring at various dates, including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

            The total approximate minimum rental commitment at December 31, 1995, under noncancellable leases is $544 thousand which is due as follows:

                     Year                              (Dollars in Thousands)

                     1996                                      $       104
                     1997                                               94
                     1998                                               93
                     1999                                               80
                     2000                                               31
                     Remaining term of leases                          142
                       Total                                   $       544

            The aggregate rental expense of premises and equipment was $165 thousand, $178 thousand and $140 thousand for 1995, 1994 and 1993, respectively.




NOTE 11. PENSION PLAN
            The following table sets forth the Pension Plan's funded status and amounts recognized in the Bank's financial statements at December 31:

                                                1995                 1994
                                                  (Dollars in Thousands)
Actuarial present value of
  benefit obligations:
Vested benefits                               $ (1,533)            $ (1,556)
Accumulated benefit obligation                $ (1,628)            $ (1,605)
Projected benefit obligation                  $ (2,289)            $ (2,332)
Plan assets at fair value                        1,661                2,058
Projected benefit obligation
  in excess of plan assets                        (628)                (274)
Unrecognized net plan asset                        (75)                 (88)
Net deferrals                                      537                  153
Pension plan liability included
  in consolidated balance sheets              $   (166)             $  (209)

Net pension cost includes
  the following components:
Service cost - benefits
  earned in the current period                 $   134              $   125
Interest cost on projected
  benefit obligations                              149                  153
Return on plan assets                              (98)                (131)
Recognition of unrecognized
  net plan asset                                   (12)                 (13)
Amortization of net deferrals                       31                    6
Net pension cost                                $  204              $   140


Contributions to the Plan                       $  248              $   229


            The actuarial present value of benefits and obligations were determined by use of the following assumptions:


                                         1995                            1994

Discount rate                            7.5%                             7.5%
Compensation increase                    5.0%                             6.5%
Expected long term rate of
  return on assets                       7.5%                             7.5%





NOTE 12. PROFIT SHARING
            The Bank has a defined contribution profit sharing and thrift plan covering substantially all of its employees. The Bank may make profit sharing contributions to the plan as determined by the Board of Directors. In addition, the Bank matches thrift contributions by employees fifty cents for each dollar contributed. Expenses related to the plan totaled $215 thousand and $196 thousand in 1995 and 1994, respectively.





NOTE 13. COMMITMENTS AND CONTINGENCIES
            In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities. These commitments and contingencies represent off-balance sheet risk for the Bank. To meet the financing needs of its customers, the Bank makes lending commitments under commercial lines of credit, home equity loans and construction and development loans. The Bank also incurs contingent liabilities related to irrevocable letters of credit.

            At December 31, 1995, the Bank had the following off-balance sheet items (in thousands):

Commitments to extend credit:
Home equity lines of credit               $                  8,965
Construction and development loans
   committed but not funded                                  7,106
Other lines of credit(principally
    commercial)                                             12,374
                                          $                 28,445

Irrevocable letters of credit             $                  1,212

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

            Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees extend for less than two years and expire in decreasing amounts through 1997. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.




NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS
            The estimated fair values of the Bank's financial instruments at December 31, 1995 are as follows:

                                         Carrying                    Fair
                                          Amount                   Value
                                              (Dollars in Thousands)

Cash and due from banks          $            10,932       $          10,932
Investment securities,
  held to maturity                            15,020                  15,087
Investment securities,
  available for sale                          77,604                  77,604
Federal funds sold                               513                     513
Loans, net of allowances
  for loan losses                            185,804                 186,922

Deposits:
Non-interest bearing
  deposits                                    42,902                  42,902
Savings deposits                              95,805                  95,805
Certificates of Deposit                      117,828                 118,385

Securities sold under repurchase
  agreement and federal funds purchased       15,736                  15,736

Interest bearing U.S. Treasury
  demand notes and other liabilities
  for borrowed money                             560                     560

Commitments to extend credit                  28,445                  28,445

Irrevocable letters of credit                  1,212                   1,212

            The above presentation of fair values is required by statement on Financial Accounting Standards No. 107 "Disclosures about Market Values of Financial Instruments". The fair values shown do not necessarily represent the amounts which would be received on sale or other disposition of the instruments.

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

            Certificates of deposit are presented at estimated fair value using rates currently offered for deposits of similar remaining maturities.


NOTE 15. REGULATORY MATTERS
            The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1995, The Company is required to have minimum Tier 1 and Total Capital ratios of 4.00% and 8.00% respectively. The Company's actual ratios at that date were 15.47% and 16.47%, respectively. The Company's leverage ratio at December 31, 1995 was 9.80%.

            The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the banking subsidiary can distribute as dividends to the Company in 1996, without the approval of the Comptroller of the Currency, $3.40 million plus an additional amount equal to the Bank's retained net profits for 1996 up to the date of any dividend declaration.



            The following are the summarized financial statements of the Company.

                                  OLD POINT FINANCIAL CORPORATION
                                          PARENT ONLY
                                         BALANCE SHEETS

As of December 31,                            1995         1994           1993
Dollars in thousands

ASSETS
Cash in bank                                 $   122      $   154      $    132
Investment securities                          1,670        1,438           646
Total Loans                                       52           54            56
Investment in subsidiary                      28,396       24,507        24,425
Other real estate owned                            0            0           435
Other assets                                      88           68           142
TOTAL ASSETS                                 $30,328      $26,221       $25,836

LIABILITIES AND STOCKHOLDERS EQUITY
Notes payable - bank                         $   ---      $   ---       $   ---
Other liabilities                                ---          ---           ---
Total liabilities                                ---          ---           ---

Stockholders' equity                          30,328       26,221        25,836

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $30,328      $26,221       $25,836

                                       OLD POINT FINANCIAL CORPORATION
                                                PARENT ONLY
                                             INCOME STATEMENTS

For the year ended December 31,                1995         1994         1993
Dollars in thousands

INCOME
Cash dividends from subsidiary               $1,000       $  950       $  675
Interest and Fees on Loans                        4            5            1
Interest income from investment securities       96           63           32
Other income                                    ---          ---           27
TOTAL INCOME                                  1,100        1,018          735

EXPENSES
Interest on borrowed money                      ---          ---            9
Other expenses                                  274          244          258
TOTAL EXPENSES                                  274          244          267
Income before taxes and undistributed
  net income of subsidiary                      826          774          468
Income tax                                      (59)         (60)         (70)
Net income before undistributed
  net income ofsubsidiary                       885          834          538
Undistributed net income of subsidiary        1,457        1,939        1,677
NET INCOME                                   $2,342       $2,773        2,215


                                     OLD POINT FINANCIAL CORPORATION
                                              PARENT ONLY
                                        STATEMENTS OF CASH FLOWS

For the year ending December 31,                     1995       1994      1993
Dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $2,342     $2,773    $2,215
Adjustment to reconcile net income to net cash
  provided by operating activities:
Equity in undistributed (income)
  losses of subsidiaries                           (1,457)    (1,939)   (1,677)
Market write-down on other real estate owned          ---        ---        65
Increase (decrease) in other assets                   (17)        95       (71)
Increase (decrease) in other liabilities              ---        ---       (12)
Net cash provided by operating activities             868        929       520

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchases)/Sales of Investments                     (192)      (850)      125
Purchase of Premises and Equipment                    (21)       ---       ---
(Increase) decrease in other real estate owned        ---        435       250
Loans to Customers                                      2          2       (56)
Net cash (used in) investing activities              (211)      (413)      319

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowed money                 ---        ---      (180)
Proceeds from issuance of common stock                 88        200        70
Dividends paid                                       (777)      (694)     (624)
Net cash provided by financing activities            (689)      (494)     (734)

Net increase in cash and due from banks               (32)        22       105
Cash and due from banks at beginning of period        154        132        27
Cash and due from banks at end of period             $122       $154      $132


Accounting Rule Changes

None.

Regulatory Requirements and Restrictions

For the reserve maintenance period in effect at December 31, 1995, 1994 and 1993 the bank was required to maintain with the Federal Reserve Bank of Richmond an average daily balance totalling approximately $ 4.6 million, $4.9 million, and $4.6 million respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10. Directors and Executive Officers of the Registrant

The twelve persons named below, all of whom currently serve as directors of the Company will be nominated to serve as directors until the 1996 Annual Meeting, or until their successors have been duly elected and have qualified.

                                         Principal                Amount and Nature of
                                         Occupation               Beneficial Ownership
                               Director    For Past                 As of March 14, 1995
Name and (Age)                 Since <F1>  Five Years               (Percent of Class)<F2>
Dr. Richard F. Clark (63)       1981       Pathologist                    30,589 <F3>
                                           Sentara Hampton                   2.4%
                                           General Hospital

Gertrude S. Dixon (82)          1981       Real Estate Management         96,062 <F3>
                                           and Ownership                     7.5%

Russell Smith Evans Jr. (53)    1993       Assistant Treasurer and           715 <F3><F5>
                                           Corporate Fleet Manager
                                           Ferguson Enterprises

G. Royden Goodson, III (40)     1994       President                       2,450 <F3><F5>
                                           Warwick Plumbing & Heating Corp.

Arthur D. Greene (51)           1994       Surgeon - Partner               1,000 <F5>
                                           Tidewater Orthopaedic Associates

Stephen D. Harris (54)          1988       Attorney-at-Law - Partner       4,175 <F5>
                                           Geddy, Harris & Geddy

John Cabot Ishon (49)           1989       President                       6,290 <F3><F5>
                                           Hampton Stationery

Eugene M. Jordan (72)           1964       Attorney-at-Law                13,890 <F3>
                                           Jordan, Ishon & Jordan, P.C.      1.1%

John B. Morgan, II (49)         1994       Vice President                  1,200 <F3><F5>
                                           Morgan-Marrow Insurance

Dr. H. Robert Schappert (57)    1996       Veterinarian - Owner           44,870 <F3>
                                           Beechmont Veterinary Hospital     3.5%

John G. Sebrell (48)            1992       President & CEO                14,647 <F4>
                                           The Old Point National            1.1%
                                           Bank of Phoebus

Robert F. Shuford (58)          1965       Chairman of the Board,          70,579 <F3><F4>
                                           President & CEO                    5.5%
                                           Old Point Financial Corporation


<F1>
Refers to the year in which the individual first became a director of the Bank. Dr. Richard F. Clark, Gertrude S. Dixon, Eugene
M. Jordan, and Robert F. Shuford became directors of the Company upon consummation of the Bank's reorganization on October 1, 1984. Russell Smith Evans, Jr. was elected April 27, 1993, G. Royden Goodson, III was elected on August 9, 1994, Dr. Arthur D. Greene was elected on August 9, 1994, John B. Morgan, II was elected on October 11, 1994, Stephen D. Harris was elected October 11, 1988, John Cabot Ishon was elected March 27, 1990, John G. Sebrell was elected August 11, 1992, and Dr. H. Robert Schappert was elected February 13, 1996. All present directors of the Company are directors of the Bank.
<F2>
For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days.
<F3>
Includes shares held (i) by their close relatives or held jointly with their spouses, (ii) as custodian or trustee for the benefit of their children or others, or (iii) as attorney-in-fact subject to a general power of attorney - Dr. Clark, 54 shares; Mrs. Dixon, 48,740 shares; Mr. Evans, 315 shares; Mr. Goodson, 1,900 shares; Mr. Ishon, 1,640 shares; Mr. Jordan, 8,485 shares; Mr. Morgan, 1,000 shares; Dr. Schappert, 40,685 shares; and Mr. Shuford, 39,266 shares.
<F4>
Includes shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the Old Point Stock Option Plans - Mr. Sebrell 12,977 and Mr. Shuford 2,750.

<F5>
Represents less than 1.0% of total outstanding shares.

There are two family relationships among the directors and executive officers. Mr. Jordan is the father-in-law of Mr. Ishon. Mr. Shuford and Dr. Schappert are married to sisters. None of the directors serves as a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

There were no delinquent Securities and Exchange Form 4 filings during 1995.

In addition to the 2 executive officers included in the preceding list of directors, the persons listed below were executive officers of the Company or its subsidiary as of December 31, 1995.

                              Executive     Principal
                              Officer       Occupation For
Name and (Age)                Since (1)     Past Five Years

Louis G. Morris (41)            1988        Senior Vice President and Treasurer
                                                Old Point Financial Corporation

Cary B. Epes (47)               1993        Senior Vice President
                                                Old Point Financial Corporation

W. Rodney Rosser (55)           1989        Senior Vice President and Secretary
                                                Old Point Financial Corporation

Margaret P. Causby (45)         1992        Senior Vice President
                                                Old Point National Bank

Patricia A. Orendorff (49)      1994        Senior Vice President and Cashier
                                                Old Point National Bank

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

Item 11. Executive Compensation
Cash Compensation

The following table presents all compensation paid or accrued by the Company and the Bank to the Company's Chief Executive Officer and each executive officer whose salary and bonus for 1995 exceeds $100,000. Mr. Robert F. Shuford is compensated by the Company and Mr. John G. Sebrell is compensated by the Bank.

                    SUMMARY COMPENSATION TABLE
                      Annual Compensation
                                                                   Other
Name                                                               Annual    All Other
and                                                                Compen-    Compen-
Principal                          Salary           Bonus          sation     sation
Position                Year         ($)              ($)           ($)         ($)

Robert F. Shuford       1995      $147,900 <F1>     $     0        $ 2,891    $55,053 <F3>
Holding Company         1994      $143,400 <F1>     $ 6,000 <F2>   $ 2,941    $42,610 <F3>
Chairman, President     1993      $138,100 <F1>     $ 4,000        $ 3,233    $65,655 <F3>
& CEO

John G. Sebrell         1995      $113,900 <F1>     $     0        $ 8,047    $ 6,369 <F4>
Bank                    1994      $110,400 <F1>     $12,244 <F2>   $ 8,631    $ 5,682
President & CEO         1993      $105,100 <F1>     $ 8,000        $11,119    $     0

<F1>
Salary includes directors' fees as follows: Mr. Shuford - 1995 of $3,900, 1994 of $5,400, and 1993 of $5,100; Mr. Sebrell -
1995 of $3,900, 1994 of $5,400, and 1993 of $5,100.

<F2>
In 1994, bonus consideration for Mr. Shuford and Mr. Sebrell was deferred until January of the following year so that year end results could be evaluated by the Compensation Committee.

<F3>
Mr. Shuford has received other compensation as follows:

                                      1995             1994              1993
Profit Sharing                     $ 3,233          $ 3,001            $2,592
401-K Matching Plan                  4,320            4,149             3,990
Split Dollar Life Insurance         24,750            1,460             1,323
Sale of ISO *                       22,750           34,000            57,750

Total                              $55,053          $42,610           $65,655

            * The Split Dollar policy was awarded to Mr. Shuford in 1995. When this occurs the gain must be treated as compensation to the employee.

            * When an incentive stock option (ISO) share is sold prior to a one year vesting period, the gain on the sale is treated as compensation to the employee.
<F4>
Mr. Sebrell has received other compensation as follows:

                                      1995             1994              1993
Profit Sharing                     $ 2,469          $ 2,285          $      0
401-K Matching Plan                  3,300            3,159                 0
Split Dollar Life Insurance            600              238                 0

Total                              $ 6,369          $ 5 682          $      0


            Mr. Sebrell was ineligible for participation in the profit sharing and 401-K Plan prior to 1994.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

Security ownership of certain beneficial owners and management is detailed in Part III, Item 10. of this Annual Report on Form 10-K.


Item 13. Certain Relationships and Related Transactions

Some of the Company directors, executive officers, and members of their immediate families, and corporations, partnerships and other entities of which such persons are officers, directors, partners, trustees, executors or beneficiaries, are customers of the Bank. As of December 31, 1995, borrowing by all policy making officers and directors amounted to $1.2 million. This amount represented 4.0% of the total equity capital accounts of the Company as of December 31, 1995. All loans and commitments to lend included in such transactions were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. It is the policy of the Bank to provide loans to officers who are not executive officers and to employees at more favorable rates than those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank expects to have in the future similar banking transactions with directors, officers, principal stockholders and their associates.

The law firm of Jordan, Ishon and Jordan, P.C. serves as legal counsel to the Bank. Mr. Eugene M. Jordan is a member of the firm. During 1995, the firm received from the Bank a retainer and fees totalling $67,696. Hampton Stationery, of which John Cabot Ishon is the owner, provided furniture and supplies to the Bank for which it paid $104,353 during 1995. Morgan-Marrow Company, of which John B. Morgan, II is President, provided insurance to the Bank, the total premiums of which were $195,802 during 1995. Geddy, Harris & Geddy, of which Stephen D. Harris is a partner, also provided legal services to the Bank during 1995.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K

A.1  Financial Statements:

The following audited financial statements are included in Part II,
Item 8, of this Annual Report on Form 10-K.

Consolidated Balance Sheets - December 31, 1995 and 1994
Consolidated Statements of Income
    Years Ended December 31, 1995, 1994 and 1993
Consolidated Statements of Changes in Stockholders' Equity
    Years Ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows
    Years Ended December 31, 1995, 1994 and 1993
Notes to Financial Statements
Auditor's Report

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


A.3 Exhibits:
3           Articles of Incorporation and Bylaws
4           Not Applicable
9           Not Applicable
10          Not Applicable
11          Not Applicable
12          Not Applicable
13          Not Applicable
18          Not Applicable
19          Not Applicable
22          Subsidiaries of the Registrant
23          Not Applicable
24          Consent of Independent Certified Public Accountants
25          Powers of Attorney
27          Financial Data Schedule
28          Not Applicable
29          Not Applicable

B. Reports on Form 8-K:

No Reports on Form 8-K were filed during the fourth quarter of 1995.

Signatures

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1996.

            OLD POINT FINANCIAL CORPORATION

            /s/Robert F. Shuford
            Robert F. Shuford, President

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 27th day of March, 1996.

Signature                                    Title


/s/Robert F. Shuford                         President and Director
Robert F. Shuford
Principal Executive Officer


/s/Louis G. Morris                           Senior Vice President
Louis G. Morris                              and Treasurer
Principal Financial & Accounting Officer

/s/Richard F. Clark *                        Director

/s/Gertrude S. Dixon *                       Director

/s/Russell S. Evans, Jr. *                   Director

/s/G. Royden Goodson, III                    Director

/s/Dr. Arthur D. Greene                      Director

/s/Steven D. Harris *                        Director

/s/John Cabot Ishon *                        Director

/s/Eugene M. Jordan *                        Director

/s/John B. Morgan *                          Director

/s/Dr. H. Robert Schappert *                 Director

/s/John G. Sebrell *                         Executive Vice President
                                             and Director