Form 10-Q
period 1996-03-31
OLD POINT FINANCIAL CORP
filed 1996-05-13
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For quarterly period Ended March 31, 1996

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

State the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996.

Class                         Outstanding at April 30, 1996

          Common Stock, $5.00 par value 1,273,537 shares


                 OLD POINT FINANCIAL CORPORATION
                            FORM 10-Q

                              INDEX


                 PART I - FINANCIAL INFORMATION
Page
Item 1. Financial Statements . . . . . . . . . . . . . . . . 1

     Consolidated Balance Sheets
          March 31, 1996 and December 31, 1995 . . . . . . . 1

     Consolidated Statement of Earnings
          Three months ended March 31, 1996 and 1995 . . . . 2

     Consolidated Statement of Cash Flows
          Three months ended March 31, 1996 and 1995 . . . . 3

     Consolidated Statements of Changes
               in Stockholders' Equity
          Three months ended March 31, 1996 and 1995 . . . . 4

     Notes to Consolidated Financial Statements  . . . . . . 5

          Parent Only Balance Sheets
               March 31, 1996 and December 31, 1995. . . . . 6

          Parent Only Statement of Earnings
               Three months ended March 31, 1996 and 1995. . 6

          Parent Only Statement of Cash Flows
               Three months ended March 31, 1996 and 1995. . 7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . 8

          Analysis of Changes in Net Interest Income . . . . 9

          Interest Sensitivity Analysis. . . . . . . . . . .12


                   PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .14


                               (i)

   PART 1. - FINANCIAL INFORMATION

   OLD POINT FINANCIAL CORPORATION
   Consolidated Balance Sheets                            March 31,         December 31,
   (Unaudited)                                              1996                1995

   Assets
   Cash and due from banks........................    $    9,037,802      $   10,866,517
   Interest bearing balances due from banks.......               956              65,028
   Securities available for sale, at market.......        77,068,099          77,603,883
   Securities to be held to maturity..............        17,325,959          15,019,712
   Trading account securities.....................             --                  --
   Federal funds sold.............................         8,298,620             512,797
   Loans, total...................................       190,973,370         188,055,509
       Less reserve for loan losses...............         2,286,870           2,251,030
           Net loans..............................       188,686,500         185,804,479
   Bank premises and equipment....................         8,759,061           8,302,558
   Other real estate owned........................           707,916             953,647
   Other assets...................................         5,777,535           5,137,401

        Total assets..............................    $  315,662,448      $  304,266,022



   Liabilities

   Noninterest-bearing deposits...................    $   46,774,308      $   42,901,973
   Savings deposits...............................        96,605,916          95,804,604
   Time deposits..................................       121,114,203         117,828,401
      Total deposits..............................       264,494,427         256,534,978
   Federal funds purchased and securities sold und
       agreement to repurchase....................        14,839,698          15,736,474
   Interest-bearing demand notes issued to the Uni
      Treasury and other liabilities for borrowed          3,702,623             559,813
   Other liabilities..............................         2,117,316           1,106,840

      Total liabilities...........................       285,154,064         273,938,105


   Stockholders' Equity

   Common stock, $5.00 par value..................         6,367,685           6,367,685


       Shares authorized.................6,000,000
       Shares outstanding...............1,272,537
   Surplus........................................         9,344,798           9,344,798
   Undivided profits..............................        14,763,010          14,085,650
   Unrealized gain/(loss) on securities ..........            32,891             529,784

       Total stockholders' equity.................        30,508,384          30,327,917

       Total liabilities and stockholders' equity.    $  315,662,448      $  304,266,022


            See accompanying notes

                        - 1 -




   OLD POINT FINANCIAL CORPORATION
                                                              Three Months Ended
   Consolidated Statements of Earnings                               March 31,
   (Unaudited)                                              1996                1995
   Interest Income
   Interest and fees on loans.....................    $    4,199,063      $    3,894,576
   Interest on federal funds sold.................            40,876              41,443
   Interest on securities:
      Taxable.....................................         1,183,523           1,098,817
      Exempt from Federal income tax..............           179,937             103,362
         Total interest on securities.............         1,363,460           1,202,179
   Interest on trading account....................              --                  --

       Total interest income......................         5,603,399           5,138,198

   Interest Expense

   Interest on savings deposits...................           660,198             684,693
   Interest on time deposits......................         1,663,554           1,288,994
   Interest on federal funds purchased and securit
     sold under agreement to repurchase...........           182,070             132,083
   Interest on demand notes (note balances) issued
     United States Treasury and on other borrowed             21,624              27,348
                                                           2,527,446           2,133,118
       Total interest expense.....................

   Net interest income............................         3,075,953           3,005,080
   Provision for loan losses......................            50,000              25,000

   Net interest income after provision for loan lo         3,025,953           2,980,080

   Other Income

   Income from fiduciary activities...............           389,838             340,421
   Service charges on deposit accounts............           487,336             465,492
   Other service charges, commissions and fees....            77,664              45,247
   Other operating income.........................           130,374             104,716
   Security gains (losses)........................              --                  --
   Trading account income.........................              --                  --

       Total other income.........................         1,085,212             955,876

   Other Expenses

   Salaries and employee benefits.................         1,846,561           1,769,691
   Occupancy expense of Bank premises.............           187,739             170,701
   Furniture and equipment expense................           247,316             234,343
   Other operating expenses.......................           604,189             766,872

       Total other expenses.......................         2,885,805           2,941,607

   Income before taxes............................         1,225,360             994,349
   Applicable income taxes .......................           347,600             260,000

   Net income.....................................    $      877,760      $      734,349

   Per Share

   Based on weighted average number of
     common shares outstanding....................         1,273,537           1,268,307
   Net income.....................................    $         0.69      $         0.58


            See accompanying notes

                        - 2 -

   OLD POINT FINANCIAL CORPORATION
                                                                       Three Months Ended
   Consolidated Statements of Cash Flows                                   March 31,
   (Unaudited)                                                        1996             1995
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................   $      877,760   $      734,349
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................          211,435          192,367
     Provision for loan losses...............................           50,000           25,000
     Gains on sale of investment securities, net.............                0                0
     Net amortization & accretion of securities available for          215,927          304,490
     Net (increase) decrease in trading account..............                0                0
     Increase in other real estate owned.....................                0         (353,864)
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)............         (384,161)         (26,545)
     Increase (decrease) in other liabilities................        1,010,476          400,109
       Net cash provided by operating activities.............        1,981,437        1,275,906

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ................................       (8,989,256)        (273,464)
     Proceeds from maturities & calls of securities .........        6,250,000        3,400,000
     Proceeds from sales of securities.......................                0                0
     Loans made to customers.................................      (17,694,398)     (21,453,675)
     Principal payments received on loans....................       14,762,377       18,304,832
     Proceeds from sales of other real estate owned..........          245,731           28,700
     Purchases of premises and equipment.....................         (667,938)         102,891
     (Increase) decrease in federal funds sold...............       (7,785,823)      (2,972,554)
       Net cash provided by (used in) investing activities...      (13,879,306)      (2,863,270)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits....        3,872,335        2,445,632
     Increase (decrease) in savings deposits.................          801,312       (3,168,752)
     Proceeds from the sale of certificates of deposit.......        8,710,326       21,368,582
     Payments for maturing certificates of deposit...........       (5,424,524)     (17,005,644)
     Increase (decrease) in federal funds purchased &
      repurchase agreements..................................         (896,776)      (3,732,819)
     Increase (decrease) in other borrowed money.............        3,142,810        1,291,993
     Proceeds from issuance of common stock..................                0           88,195
     Dividends paid..........................................         (200,400)        (191,030)
       Net cash provided by financing activities.............       10,005,083        1,096,157

       Net increase (decrease) in cash and due from banks....       (1,892,787)        (491,206)
       Cash and due from banks at beginning of period........       10,931,545        8,940,712
       Cash and due from banks at end of period..............   $    9,038,758   $    8,449,506


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..............................................        2,477,201        1,819,451
       Income taxes..........................................                0                0


   See accompanying notes

                             - 3 -



OLD POINT FINANCIAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
<CATPION>
                                                                                                         Unrealized
                                           Common Stock                                   Undivided      Gain/(Loss)
                                              Shares         Amount         Surplus        Profits      On Securities       Total


FOR THREE MONTHS ENDED MARCH 31, 1996
Balance at beginning of period.....       1,273,537     $6,367,685     $9,344,798    $14,085,650         $529,784    $30,327,917
Net income.........................            --             --             --          877,760             --          877,760
Sale of common stock...............            --             --             --             --               --             --
Cash dividends.....................            --             --             --         (200,400)            --         (200,400)
Increase in unrealized gain
  on securities....................            --             --             --             --           (496,893)      (496,893)

Balance at end of period...........       1,273,537     $6,367,685     $9,344,798    $14,763,010          $32,891    $30,508,384




FOR THREE MONTHS ENDED MARCH 31, 1995

Balance at beginning of period.....       1,263,903      6,319,515      9,031,923     12,793,050       (1,923,349)    26,221,139
Net income.........................            --             --             --          734,349             --          734,349
Sale of common stock...............           9,634         48,170        312,875       (272,850)            --           88,195
Cash dividends............... .....            --             --             --         (191,030)            --         (191,030)
Increase in unrealized gain
  on  securities...................            --             --             --             --          1,037,874      1,037,874
Balance at end of period...........       1,273,537     $6,367,685     $9,344,798    $13,063,519        ($885,475)   $27,890,527


See accompanying notes

                       - 4 -


               OLD POINT FINANCIAL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant's 1995 Annual Report to Shareholders and Form 10-K.

2. Earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented.


    OLD POINT FINANCIAL CORPORATION

    Parent only Balance Sheets
                                                          March 31,      December 31,
    (Unaudited)                                             1996            1995

    Assets
    Cash in bank................................      $     193,404   $     122,263
    Investment Securities.......................          1,665,863       1,670,105
    Total Loans.................................             51,262          51,832
    Investment in Subsidiary....................         28,556,772      28,395,784
    Equipment...................................             17,075          17,963
    Other assets................................             24,008          69,970

    Total Assets................................      $  30,508,384   $  30,327,917

    Liabilities and Stockholders' Equity
    Total Liabilities...........................      $           0   $           0
    Stockholders' Equity........................         30,508,384      30,327,917

    Total Liabilities & Stockholders' Equity....      $  30,508,384   $  30,327,917



    OLD POINT FINANCIAL CORPORATION

    Parent only Income Statements
    (Unaudited)
                                                           Three Months Ended:
                                                                 March 31,
                                                              1996            1995
    Income
    Cash dividends from Subsidiary..............      $     250,000   $     250,000
    Interest and fees on loans..................              1,097           1,144
    Interest income from investment securities..             20,589          21,181
    Gains (losses) from sale of investment secur                  0               0
    Other income................................                  0               0
    Total Income................................            271,686         272,325

    Expenses
    Salaries and employee benefits..............             50,209          56,028
    Other expenses..............................             11,198          10,134
    Total Expenses..............................             61,407          66,162
    Income before taxes & undistributed
        net income of subsidiary................            210,279         206,163

    Income tax..................................            (12,400)        (15,000)
    Net income before undistributed
      net income of subsidiary..................            222,679         221,163
    Undistributed net income of subisdiary......            655,081         513,186

    Net Income..................................      $     877,760   $     734,349


    </TABLE?
                       - 6 -



    OLD POINT FINANCIAL CORPORATION

    Parent only Statements of Cash Flows
    (Unaudited)
                                                            Three Months Ended:
                                                                 March 31,
                                                            1996            1995

    Cash Flows from Operating Activities:
    Net Income..................................      $     877,760   $     734,349
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income of subsid           (655,081)       (513,186)
      Depreciation..............................                888               0
        Gains(losses) on sale of securities [net                  0               0
        (Increase) Decrease in other assets.....             47,404         (15,158)
        Increase (decrease in other liabilities)                  0               0
    Net cash provided by operating activities...            270,971         206,005

    Cash flows from investing activities:
    (Increase)decrease in investment securities.                  0        (172,364)
    Repayment of loans by customers.............                570             520
    Net cash provided by investing activities...                570        (171,844)

    Cash flows from financing activities:
    Proceeds from issuance of common stock......                  0          88,195
    Dividends paid..............................           (200,400)       (191,030)
    Net cash provided by financing activities...           (200,400)       (102,835)

    Net increase (decrease) in cash & due from b             71,141         (68,674)

    Cash & due from banks at beginning of period            122,263         154,143
    Cash & due from banks at end of period......      $     193,404   $      85,469

                       - 7 -



Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Summary
     Net income for the first quarter of 1996 increased 20% to $877,760 from $734,349 for the comparable period in 1995. Earnings per share were $0.69 in the first quarter of 1996 compared with $0.58 in 1995.

     Return on average assets was 1.15% for the first quarter of 1996 and 1.05% for the comparable period in 1995. Return on average equity was 11.44% for the first quarter of 1996 and 10.79% for the first quarter of 1995.

Net Interest Income
     Net interest income, on a fully tax equivalent basis, increased $106,000, or 3%, for the first three months of 1996 over 1995. Average earning assets increased 11% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased from 4.75% in 1995 to 4.43% in 1996. The decline in the net interest yield was due to growth in higher yielding certificates of deposit.

     Comparing the first quarter 1996 to 1995, average loans increased 10% while average federal funds sold increased 18% and average investment securities increased 13%. Deposit growth has provided funding for strong loan demand and increased investment in securities. Certificates of deposit increased 15% and interest checking and savings accounts increased 1%.

     Net interest income continues to be negatively impacted by nonperforming loans. The level of nonperforming loans is expected to continue to depress the net interest yield through the remainder of 1996. Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.


   OLD POINT FINANCIAL CORPORATION

   NET INTEREST INCOME ANALYSIS
   (Fully taxable equivalent basis)<F1>
                                                            For the quarter ended March 31,
                                                     1996                                  1995
                                                             Average                               Average
                                                   Interest   Rates                      Interest   Rates
                                       Average     Income/   Earned/         Average     Income/   Earned/
   Dollars in thousands                Balance     Expense     Paid          Balance     Expense     Paid
   Loans <F2>.........................  $192,291    $4,226       8.79%        $175,434    $3,935       8.97%
   Investment securities:
     Taxable..........................    80,155     1,183       5.90%          75,119     1,099       5.85%
     Tax-exempt.......................    12,596       273       8.66%           6,675       156       9.35%
       Total investment securities....    92,751     1,456       6.28%          81,794     1,255       6.14%
   Federal funds sold.................     3,464        41       4.73%           2,942        41       5.57%
     Total earning assets.............  $288,506    $5,723       7.93%        $260,170    $5,231       8.04%


   Time and savings deposits:
     Interest-bearing transaction acco   $49,458      $298       2.41%         $49,027      $319       2.60%
     Money market deposit accounts....    19,529       179       3.67%          18,718       180       3.85%
     Savings accounts.................    27,118       183       2.70%          27,324       185       2.71%
     Certificates of deposit, $100,000    16,031       219       5.46%          12,350       156       5.05%
     Other certificates of deposit....   103,187     1,445       5.60%          91,333     1,143       5.01%
       Total time and savings deposits   215,323     2,324       4.32%         198,752     1,983       3.99%
   Federal funds purchased and securit
     under agreement to repurchase....    14,933       182       4.88%          11,166       132       4.73%
   Other short term borrowings........     1,419        22       6.20%           2,022        27       5.34%
     Total interest bearing liabilitie  $231,675     2,528       4.36%        $211,940     2,142       4.04%

   Net interest income/yield..........              $3,195       4.43%                    $3,089       4.75%

  <F1>Tax equivalent yields based on 34% tax rate.
  <F2>Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a

                                                    - 9 -

Provision/Allowance for Loan Losses
     The provision for loan losses increased to $50,000 during the first three months of 1996 compared with $25,000 for the same period in 1995. Loans charged off (net of recoveries) were $14,432 in the first three months of 1996, compared to $(23,015) for the same period in 1995. On an annualized basis net loan charge-offs were 0.03% of total loans for the first quarter of 1996 compared with (0.05%) for the same period in 1995.

     On March 31, 1996 nonperforming assets totalled $3.15 million compared with $2.99 million on March 31, 1995. The March 1996 total consisted of $354 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $2.44 million in nonaccrual loans. The March 1995 total consisted of $185 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $2.45 million in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $652 thousand as of March 31, 1996 compared with $77 thousand on March 31, 1995.

The allowance for loan losses on March 31, 1996 was $2.29 million. It represented a multiple of 0.73 times nonperforming assets and
0.94 times nonperforming loans. The allowance for loan losses on March 31, 1996 was 1.20% of loans compared to 1.52% at March 31, 1995.

Other Income
     Other income increased $130,348, or 14%, for the first three months of 1996 over the same period in 1995. Income from fiduciary activities increased 15%. Other service charges, commissions and fees grew due to higher mortgage brokerage income and charge card merchant processing fees.


Other Expenses
     Other expenses decreased $54,790, or 2%, in the first three months of 1996 over 1995. Salaries and employees benefits increased 5% due to normal increases in pay. Furniture and equipment expense increased $12,973, or 6%, due to depreciation on new equipment. These increases were offset by a decrease of $162,683, or 21%, in other operating expenses, primarily due to the reduction in FDIC insurance.

     The Company plans to open one new full service branch in the third quarter of 1996.


Financial Condition
     At March 31, 1996 total assets were $315.7 million, up from $304.3 million at December 31, 1995. Total loans increased $2.9 million, or 1.6%, federal funds sold increased $7.8 million, or 1517.5%, and investment securities increased $1.8 million, or 1.9%, in 1996. Total deposits increased $8.0 million, or 3.1% in 1996; and interest bearing demand notes increased $791 thousand, or 0.8%, while repurchase agreements, used as a cash management vehicle by commercial customers, decreased $896 thousand, or 5.7%.


Capital Resources
     The Company's capital position remains strong as evidenced by the regulatory capital measurements. At March 31, 1996 the Tier I capital ratio was 15.30%, the total capital ratio was 16.46% and the leverage ratio was 9.90%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.


Liquidity and Interest Sensitivity
     Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The liquidity position of the Company is adequate in light of the the increase in short term investment securities and federal funds sold.
     The Company was liability sensitive as of March 31, 1996. There were $91.2 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of March 31, 1996.

    INTEREST SENSITIVITY ANALYSIS
    As of March 31, 1996                                  MATURITY
    (in thousands)                     Within      4-12       1-5    Over 5
                                      3 Months   Months     Years     Years     Total

    Uses of funds
    Federal funds sold..............    8,299      --        --        --       8,299
    Taxable investments.............   11,272    13,452    48,172     8,287    81,183
    Tax-exempt investments..........        0         0     1,947    11,264    13,211
      Total investments.............   19,571    13,452    50,119    19,551   102,693

    Loans:
      Commercial....................   11,980     1,178     7,461       433    21,052
      Tax-exempt....................    2,129         0       242       376     2,747
      Installment...................    2,472     1,418    45,097     3,061    52,048
      Real estate...................   27,375     7,936    68,359    10,758   114,428
      Other.........................      661        37      --        --         698
    Total loans.....................   44,617    10,569   121,159    14,628   190,973

    Total earning assets............   64,188    24,021   171,278    34,179   293,666


    Sources of funds

    Interest checking deposits......   49,324      --        --        --      49,324
    Money market deposit accounts...   20,431      --        --        --      20,431
    Regular savings accounts........   26,850      --        --        --      26,850
    Certificates of deposit.........
      $100,000 or more..............    5,351     7,198     4,669      --      17,218
    Other time deposits.............   34,629    37,221    32,048      --     103,898
    Federal funds purchased and
      securities sold under
      agreements to repurchase......   15,140      --        --        --      15,140
    Other borrowed money............    3,654      --          49      --       3,703

    Total interest bearing liabiliti  155,379    44,419    36,766         0   236,564


    Rate sensitivity GAP............  (91,191)  (20,398)  134,512    34,179    57,102

    Cumulative GAP..................  (91,191) (111,589)   22,923    57,102


                 - 12 -



PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
          (a)  none
          (b) No Reports on Form 8-K were filed during the first quarter of 1996.


               SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 OLD POINT FINANCIAL CORPORATION
                          May 10, 1996


     By:  /s/Robert F. Shuford

          President and Director
          Principal Executive Officer


      By:  /s/Louis G. Morris

          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer

