Form 10-Q
period 1996-06-30
OLD POINT FINANCIAL CORP
filed 1996-07-16
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                       FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For quarterly period Ended June 30, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE EXCHANGE ACT
      For the transition period from                to

Commission File No. 0-12896 (1934 Act)

OLD POINT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia                                 54-1265373
  (State or other jurisdiction of        (I.R.S.Employer
       incorporation or organization       Identification No.)

1 West Mellen Street, Hampton, Va.   23663
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



State the number of shares outstanding of each of the issuer's classes of common stock as of July 15, 1996.

Class                         Outstanding at July 15, 1996

Common Stock, $5.00 par value 1,273,537 shares

            OLD POINT FINANCIAL CORPORATION
                       FORM 10-Q

                         INDEX


            PART I - FINANCIAL INFORMATION
                                                               Page

Item 1. Financial Statements                                      1

     Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995                     1

     Consolidated Statement of Earnings
          Three months ended June 30, 1996 and 1995               2
          Six months ended June 30, 1996 and 1995                 2

     Consolidated Statement of Cash Flows
          Six months ended June 30, 1996 and 1995                 3

     Consolidated Statements of Changes in Stockholders'
     Equity
          Six months ended June 30, 1996 and 1995                 4

     Notes to Consolidated Financial Statements                   5

          Parent Only Balance Sheets
               June 30, 1996 and December 31, 1995                6

          Parent Only Statement of Earnings
               Three months ended June 30, 1996 and
               1995                                               6
               Six months ended June 30, 1996 and 1995            6

          Parent Only Statement of Cash Flows
               Three months ended June 30, 1996 and
               1995                                               7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8

          Analysis of Changes in Net Interest Income              9

          Interest Sensitivity Analysis                          12


              PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                         13

                          (i)

   PART 1. - FINANCIAL INFORMATION

   OLD POINT FINANCIAL CORPORATION
   Consolidated Balance Sheets                           June 30          December 31,
   (Unaudited)                                             1996                1995

   Assets
   Cash and due from banks........................   $   10,860,902      $   10,866,517
   Interest bearing balances due from banks.......           16,476              65,028
   Securities available for sale, at market.......       74,432,306          77,603,883
   Securities to be held to maturity..............       22,970,512          15,019,712
   Trading account securities.....................            --                  --
   Federal funds sold.............................          272,481             512,797
   Loans, total (excluding unearned income).......      193,883,054         188,055,509
       Less reserve for loan losses...............        2,289,731           2,251,030
           Net loans..............................      191,593,323         185,804,479
   Bank premises and equipment....................        9,187,858           8,302,558
   Other real estate owned........................          707,170             953,647
   Other assets...................................        5,559,446           5,137,401
        Total assets..............................   $  315,600,474      $  304,266,022



   Liabilities

   Noninterest-bearing deposits...................   $   47,883,127      $   42,901,973
   Savings deposits...............................       94,889,781          95,804,604
   Time deposits..................................      120,743,056         117,828,401
      Total deposits..............................      263,515,964         256,534,978
   Federal funds purchased and securities sold
     under agreement to repurchase................       15,832,817          15,736,474
   Interest-bearing demand notes issued to the
     United States Treasury and other liabilities
     for borrowed money...........................        4,043,980             559,813
   Other liabilities..............................        1,351,899           1,106,840
      Total liabilities...........................      284,744,660         273,938,105


   Stockholders' Equity

   Common stock, $5.00 par value..................        6,367,685           6,367,685

                            1996         1995
    Shares authorized....6,000,000    6,000,000
    Shares outstanding...1,273,537    1,273,537
   Surplus........................................        9,344,798           9,344,798
   Undivided profits..............................       15,394,126          14,085,650
   Unrealized gain/(loss) on securities ..........         (250,795)            529,784
       Total stockholders' equity.................       30,855,814          30,327,917
       Total liabilities and stockholders' equity.   $  315,600,474      $  304,266,022


   See accompanying notes




   OLD POINT FINANCIAL CORPORATION                    Three Months Ended                       Six Months Ended
   Consolidated Statements of Earnings                   June 30,                                 June 30,
   (Unaudited)                                             1996                1995                 1996               1995
   Interest Income
   Interest and fees on loans.....................   $    4,395,781      $    3,951,905       $    8,594,844     $    7,846,481
   Interest on federal funds sold.................           81,918              66,076              122,794            107,519
   Interest on securities:
      Taxable.....................................        1,187,664           1,149,589            2,371,187          2,248,406
      Exempt from federal income tax..............          204,830             102,473              384,767            205,835
   Interest on trading account securities.........                0                   0                    0                  0
         Total interest on securities.............        1,392,494           1,252,062            2,755,954          2,454,241

       Total interest income......................        5,870,193           5,270,043           11,473,592         10,408,241

   Interest Expense

   Interest on savings deposits...................          679,700             690,889            1,339,898          1,375,582
   Interest on time deposits......................        1,653,531           1,473,008            3,317,085          2,762,002
   Interest on federal funds purchased and
   securities sold under agreement to repurchase..          166,963             126,347              349,033            258,430
   Interest on demand notes (note balances) issued
     to the United States Treasury and on other
     borrowed money...............................           17,861              20,813               39,485             48,161

       Total interest expense.....................        2,518,055           2,311,057            5,045,501          4,444,175

   Net interest income............................        3,352,138           2,958,986            6,428,091          5,964,066
   Provision for loan losses......................          250,000                   0              300,000             25,000

   Net interest income after provision for
    loan losses...................................        3,102,138           2,958,986            6,128,091          5,939,066

   Other Income

   Income from fiduciary activities...............          389,838             379,255              779,676            719,676
   Service charges on deposit accounts............          484,347             493,135              971,683            958,627
   Other service charges, commissions and fees....           95,285              51,494              172,949             96,741
   Other operating income.........................           34,441              28,283              164,815            132,999
   Income from trading account....................                0                   0                    0                  0
   Security gains (losses)........................              (28)                  0                  (28)                 0

       Total other income.........................        1,003,883             952,167            2,089,095          1,908,043

   Other Expenses

   Salaries and employee benefits.................        1,840,666           1,775,715            3,687,227          3,545,406
   Occupancy expense of Bank premises.............          181,642             177,560              369,381            348,261
   Furniture and equipment expense................          250,156             222,199              497,472            456,542
   Other operating expenses.......................          672,635             798,201            1,276,824          1,565,073

       Total other expenses.......................        2,945,099           2,973,675            5,830,904          5,915,282

   Income before taxes............................        1,160,922             937,478            2,386,282          1,931,827
   Applicable income taxes .......................          322,674             266,800              670,274            526,800

   Net income.....................................   $      838,248      $      670,678       $    1,716,008     $    1,405,027

   Per Share

   Based on weighted average number of
     common shares outstanding....................        1,273,537           1,273,537            1,273,537          1,270,936
   Net income.....................................   $         0.66      $         0.53       $         1.35     $         1.11


   See accompanying notes

   OLD POINT FINANCIAL CORPORATION                                Six Months Ended
   Consolidated Statements of Cash Flows                           June 30,
   (Unaudited)                                                       1996           1995

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................   $  1,716,008   $  1,405,027
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................        427,606        365,966
     Provision for loan losses...............................        300,000         25,000
     (Gains) losses on sale of investment securities, net....             28              0
     Net amortization & accretion of securities..............        389,657        591,176
     Net (increase) decrease in trading account..............              0              0
     Increase in other real estate owned.....................              0       (443,864)
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)............        (19,929)      (245,103)
     Increase (decrease) in other liabilities................        245,059        313,731
       Net cash provided by operating activities.............      3,058,428      2,011,933

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ................................    (22,601,603)    (9,268,464)
     Proceeds from maturities & calls of securities .........     16,250,000      7,400,000
     Proceeds from sales of securities.......................              0              0
     Loans made to customers.................................    (45,111,339)   (10,470,073)
     Principal payments received on loans....................     39,022,495      3,989,943
     Proceeds from sales of other real estate owned..........        246,477         28,700
     Purchases of premises and equipment.....................     (1,312,906)      (531,231)
     (Increase) decrease in federal funds sold...............        240,316    (10,024,866)
       Net cash provided by (used in) investing activities...    (13,266,559)   (18,875,991)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits....      4,981,154      7,422,290
     Increase (decrease) in savings deposits.................       (914,823)      (591,911)
     Proceeds from the sale of certificates of deposit.......     24,170,548     37,775,818
     Payments for maturing certificates of deposit...........    (21,255,893)   (26,877,947)
     Increase (decrease) in federal funds purchased &
      repurchase agreements..................................         96,343     (2,587,564)
     Increase (decrease) in other borrowed money.............      3,484,167      2,898,192
     Proceeds from issuance of common stock..................              0         88,195
     Dividends paid..........................................       (407,533)      (382,060)
       Net cash provided by financing activities.............     10,153,963     17,745,013

       Net increase (decrease) in cash and due from banks....        (54,167)       880,955
       Cash and due from banks at beginning of period........     10,931,545      8,940,712
       Cash and due from banks at end of period..............   $ 10,877,378   $  9,821,667


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..............................................      4,995,256      4,285,987
       Income taxes..........................................        700,000        480,000




   See accompanying notes


   OLD POINT FINANCIAL CORPORATION
   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   (Unaudited)
                                                                                  Unrealized
                                                                       Undivided  Gain/(Loss)
                                             Common Stock   Surplus     Profits   On Securities    Total


   FOR SIX MONTHS ENDED JUNE 30, 1996

   Balance at beginning of period..........     6,367,685   9,344,798  14,085,650       529,784   30,327,917
   Net income..............................          --          --     1,716,008          --      1,716,008
   Sale of common stock....................          --          --          --            --           --
   Cash dividends..........................          --          --      (407,532)         --       (407,532)
   Increase in unrealized gain on
     securities............................          --          --          --        (780,579)    (780,579)

   Balance at end of period................    $6,367,685  $9,344,798 $15,394,126     ($250,795) $30,855,814




   FOR SIX MONTHS ENDED JUNE 30, 1995

   Balance at beginning of period..........     6,319,515   9,031,923  12,793,050    (1,923,349)  26,221,139
   Net income..............................          --          --     1,405,027          --      1,405,027
   Sale of common stock....................        48,170     312,875    (272,850)         --         88,195
   Cash dividends..........................          --          --      (382,061)         --       (382,061)
   Increase in unrealized gain on
     securities............................          --          --          --       1,916,541    1,916,541

   Balance at end of period................    $6,367,685  $9,344,798 $13,543,166       ($6,808) $29,248,841


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


    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                                       June 30,      December 31,
    (Unaudited)                                                        1996            1995

    Assets
    Cash in bank...........................................      $     188,523   $     122,263
    Investment Securities..................................          1,663,035       1,670,105
    Total Loans............................................             51,069          51,832
    Investment in Subsidiary...............................         28,893,911      28,395,784
    Equipment..............................................             16,187          17,963
    Other assets...........................................             43,089          69,970

    Total Assets...........................................      $  30,855,814   $  30,327,917

    Liabilities and Stockholders' Equity
    Total Liabilities......................................      $           0   $           0
    Stockholders' Equity...................................         30,855,814      30,327,917

    Total Liabilities & Stockholders' Equity...............      $  30,855,814   $  30,327,917




    OLD POINT FINANCIAL CORPORATION                                Three Months Ended:              Six Months Ended:
    Parent only Income Statements                                    June 30,                        June 30,
    (Unaudited)                                                        1996            1995            1996           1995

    Income
    Cash dividends from Subsidiary.........................      $     250,000   $     250,000    $    500,000  $     500,000
    Interest and fees on loans.............................              1,082           1,132           2,179          2,276
    Interest income from investment securities.............             26,232          25,251          46,821         46,432
    Gains (losses) from sale of investment securities......                  0               0               0              0
    Other income...........................................                  0               0               0              0
    Total Income...........................................            277,314         276,383         549,000        548,708

    Expenses
    Salaries and employee benefits.........................             49,339          48,918          99,548        104,946
    Other expenses.........................................             26,086          16,519          37,284         26,653
    Total Expenses.........................................             75,425          65,437         136,832        131,599
    Income before taxes & undistributed
        net income of subsidiary...........................            201,889         210,946         412,168        417,109

    Income tax.............................................            (17,400)        (13,200)        (29,800)       (28,200)
    Net income before undistributed
      net income of subsidiary.............................            219,289         224,146         441,968        445,309
    Undistributed net income of subisdiary.................            618,959         446,532       1,274,040        959,718

    Net Income.............................................      $     838,248   $     670,678    $  1,716,008  $   1,405,027


    OLD POINT FINANCIAL CORPORATION                                Six Months Ended:
    Parent only Statements of Cash Flows                             June 30,
    (Unaudited)                                                        1996            1995

    Cash Flows from Operating Activities:
    Net Income.............................................      $   1,716,008   $   1,405,027
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income of subsidiary.......         (1,274,040)       (959,718)
      Depreciation.........................................              1,776           1,184
        Gains(losses) on sale of securities [net]..........                  0               0
        (Increase) Decrease in other assets................             29,285         (11,918)
        Increase (decrease in other liabilities)...........                  0               0
    Net cash provided by operating activities..............            473,029         434,575

    Cash flows from investing activities:
    (Increase)decrease in investment securities............                  0        (172,364)
    Purchase of equipment..................................                  0         (20,923)
    Repayment of loans by customers........................                763           1,052
    Net cash provided by investing activities..............                763        (192,235)

    Cash flows from financing activities:
    Proceeds from issuance of common stock.................                  0          88,195
    Dividends paid.........................................           (407,532)       (382,061)
    Net cash provided by financing activities..............           (407,532)       (293,866)

    Net increase (decrease) in cash & due from banks.......             66,260         (51,526)

    Cash & due from banks at beginning of period...........            122,263         154,143
    Cash & due from banks at end of period.................      $     188,523   $     102,617


Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
     Net income for the second quarter of 1996 increased
25% to $838,248 from $670,678 for the comparable period in 1995. Earnings per share were $0.66 in the second quarter of 1996 compared with $0.53 in 1995.

     For the six months ended June 30, 1996 net income increased 22% to $1,716,008 from $1,405,027 in 1995.
Earnings per share were $1.35 for the first six months of 1996 compared with $1.11 in 1995.

     Return on average assets was 1.07% for the second quarter of 1996 and 0.94% for the comparable period in 1995. Return on average equity was 10.89% for the second quarter of 1996 and 9.28% for the second quarter of 1995.

     For the six months ended June 30, 1996 and 1995
return on average assets was 1.11% and 0.99% respectively. Return on average equity was 11.16% in 1996 and 10.01% in 1995.


Net Interest Income
     Net interest income, on a fully tax equivalent basis, increased $424 thousand, or 14%, for the second quarter of 1996 over 1995. Average earning assets increased 11% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, increased from 4.55% in 1995 to 4.67% in 1996.

     For the six months ended June 30, 1996 net interest income increased $523 thousand, or 8%, over the comparable period in 1995. Average earning assets increased 10% and the net interest yield decreased from 4.67% in 1995 to 4.62% in 1996.

     Due to the growth in certificates of deposit which have higher yields than other deposits the net interest yield was negatively impacted in 1996. However, the net interest margin trend in the second quarter 1996 is favorable due to the collection on certain nonperforming loans. Net interest income continues to be negatively impacted by nonperforming loans. The level of nonperforming loans is expected to continue to depress the net interest yield through the remainder of 1996.
Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.


   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS                             For the quarter ended June 30,
   (Fully taxable equivalent basis) <F1>                          1996                           1995
                                                                                 Average                        Average
                                                                        Interest  Rates                Interest  Rates
                                                             Average    Income/  Earned/    Average    Income/  Earned/
   Dollars in thousands                                      Balance    Expense    Paid     Balance    Expense    Paid
   Loans (net of unearned income)<F2>.....................   $192,178   $4,421    9.20%     $176,086   $3,997     9.08%
   Investment securities:
     Taxable..............................................    $85,302    1,188    5.57%      $79,169    1,150     5.81%
     Tax-exempt...........................................    $14,648      310    8.47%       $9,217      157     6.81%
       Total investment securities........................     99,950    1,498    5.99%       88,386    1,307     5.91%
   Federal funds sold.....................................     $5,896       82    5.56%       $4,489       66     5.88%
     Total earning assets.................................   $298,024   $6,001    8.05%     $268,961   $5,370     7.99%


   Time and savings deposits:
     Interest-bearing transaction accounts................    $50,788     $305    2.40%      $48,701     $320     2.63%
     Money market deposit accounts........................     20,884      194    3.72%       19,036      188     3.95%
     Savings accounts.....................................     26,517      181    2.73%       26,778      183     2.73%
     Certificates of deposit, $100,000 or more............     17,494      239    5.46%       13,069      178     5.45%
     Other certificates of deposit........................    103,408    1,414    5.47%       96,115    1,295     5.39%
       Total time and savings deposits....................    219,091    2,333    4.26%      203,699    2,164     4.25%
   Federal funds purchased and securities sold
     under agreement to repurchase........................     14,888      167    4.49%       10,201      126     4.94%
   Other short term borrowings............................      1,579       18    4.56%        1,938       21     4.33%
     Total interest bearing liabilities...................   $235,558    2,518    4.28%     $215,838    2,311     4.28%

   Net interest income/yield..............................              $3,483    4.67%                $3,059     4.55%


                                                            For the six months ended June 30,
                                                               1996                           1995
                                                                                 Average                        Average
                                                                        Interest  Rates                Interest  Rates
                                                             Average    Income/  Earned/    Average    Income/  Earned/
   Dollars in thousands                                      Balance    Expense    Paid     Balance    Expense    Paid

   Loans (net of unearned income)**.......................   $190,767   $8,647    9.07%     $177,132   $7,932     8.96%
   Investment securities:
     Taxable..............................................     79,782    2,371    5.94%       74,900    2,248     6.00%
     Tax-exempt...........................................     13,622      583    8.56%        7,946      312     7.85%
       Total investment securities........................     93,404    2,954    6.33%       82,846    2,560     6.18%
   Federal funds sold.....................................      4,680      123    5.26%        3,715      108     5.81%
     Total earning assets.................................   $288,851  $11,724    8.12%     $263,693  $10,600    8.04%


   Time and savings deposits:
     Interest-bearing transaction accounts................    $50,123     $603    2.41%      $48,864     $639     2.62%
     Money market deposit accounts........................     20,206      373    3.69%       18,877      368     3.90%
     Savings accounts.....................................     26,818      364    2.71%       27,051      368     2.72%
     Certificates of deposit, $100,000 or more............     16,763      458    5.46%       12,709      334     5.26%
     Other certificates of deposit........................    103,298    2,859    5.54%       93,725    2,429     5.18%
       Total time and savings deposits....................    217,208    4,657    4.29%      201,226    4,138     4.11%
   Federal funds purchased and securities sold
     under agreement to repurchase........................     14,910      349    4.68%       10,683      258     4.83%
   Other short term borrowings............................      1,499       39    5.20%        1,982       48     4.84%
     Total interest bearing liabilities...................   $233,617    5,045    4.32%     $213,891    4,444     4.16%

   Net interest income/yield..............................              $6,679    4.62%                $6,156     4.67%

   <F1>  Tax equivalent yields based on 34% tax rate.
   <F2>  Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.


Provision/Allowance for Loan Losses
     The provision for loan losses was $300,000 for the first six months of 1996, up significantly over the comparable period in 1995 due to continued growth in the loan portfolio coupled with a higher level of charged off loans. Loans charged off (net of recoveries) were $261,299 in the first six months of 1996, compared with recoveries (net of charge-offs) of $53,775 for the same period in 1995. On an annualized basis net loan charge-offs were 0.27% of total loans for the first half of 1996 compared with (0.06%) for the same period in 1995.

     On June 30, 1996 nonperforming assets totalled $2.5 million compared with $3.2 million on June 30, 1995. The
June 1996 total consisted of $353 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $1.8 million in nonaccrual loans.
The June 1995 total consisted of $275 thousand in foreclosed real estate, $354 thousand in the former branch site, and $2.6 million in nonaccrual loans. Loans still accruing interest but past due 90 days or more decreased to $249 thousand as of June 30, 1996 compared with $880 thousand on June 30, 1995.

The allowance for loan losses on June 30, 1996 was $2.3 million. It represented a multiple of 0.93 times nonperforming assets and 1.30 times nonperforming loans.
The allowance for loan losses on June 30, 1996 was 1.18% of loans compared to 1.51% at June 30, 1995.

Other Income
     Other income increased $51,716, or 5%, for the second quarter of 1996 over the same period in 1995.
Income from service charges, commissions, and fees increased 85% over the same period in 1995 due to increased mortgage brokerage, merchant credit card processing, and debit card income.

     For the six months ended June 30, 1996 other income increased $181,052 or 9% from 1995. The higher income in 1995 was primarily a result of increases in mortgage brokerage, merchant processing and debit card income as stated above.


Other Expenses
     Other expenses decreased $28,576, or 1%, in the second quarter of 1996 over 1995. Salaries and employees benefits increased 4% due to normal increases in pay.
Furniture and equipment expense increased $27,957, or 13%, due to higher depreciation on computer equipment.
This increase was offset by a decrease of $125,566, or 16%, in operating expenses, primarily due to lower FDIC insurance premiums.

     For the six months ended June 30, 1996 other expenses decreased $84,378 or 1%, from 1995, primarily due to the lower FDIC insurance premiums.

     The Company has received approval from the Office of the Comptroller of the Currency to open a new branch near the intersection of Kiln Creek Parkway and Victory
Boulevard.  The branch opening is scheduled for August
1996.

Financial Condition
     At June 30, 1996 total assets were $315.6 million, up 4% from $304.3 million at December 31, 1995. Total loans grew $6.0 million, or 3% and investment securities and federal funds sold grew $4.5 million, or 5%, in 1996.
Total deposits increased $7.0 million, or 3% in 1996 and demand note balances to the U. S. Treasury increased $3.5 million to $4.0 million from $560 thousand at year end
1995.


Capital Resources
     The Company's capital position remains strong as evidenced by the regulatory capital measurements. At
June 30, 1996 the Tier I capital ratio was 15.1%, the total capital ratio was 16.2% and the leverage ratio was 9.8%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.


Liquidity and Interest Sensitivity
     Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As loan demand increases, liquidity will be provided by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds and demand note to the US
Treasury.

     The Company was liability sensitive as of June 30, 1996. There were $80.8 million more in liabilities than assets subject to repricing within three months. Net interest income should improve if interest rates fall since liabilities will reprice faster than assets.
Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of June 30, 1996.

    INTEREST SENSITIVITY ANALYSIS
    As of June 30, 1996                                       MATURITY
    (in thousands)                       Within        4-12       1-5    Over 5
                                       3 Months      Months     Years     Years       Total

    Uses of funds
    Federal funds sold..............        272        --        --        --           272
    Taxable investments.............      9,264      11,091    53,618     6,903      80,876
    Tax-exempt investments..........        199         100     2,125    14,103      16,527
      Total investments.............      9,735      11,191    55,743    21,006      97,675

    Loans:
      Commercial....................     35,698       6,046    14,986       655      57,385
      Tax-exempt....................      2,324          59       208       176       2,767
      Installment...................      4,184      11,470    33,070     1,794      50,518
      Real estate...................     19,272      20,453    35,052     8,133      82,910
      Other.........................         63         240      --        --           303
    Total loans.....................     61,541      38,268    83,316    10,758     193,883

    Total earning assets............     71,276      49,459   139,059    31,764     291,558


    Sources of funds

    Interest checking deposits......     47,915        --        --        --        47,915
    Money market deposit accounts...     20,644        --        --        --        20,644
    Regular savings accounts........     26,331        --        --        --        26,331
    Certificates of deposit.........
      $100,000 or more..............      6,826       6,325     4,659      --        17,810
    Other time deposits.............     30,575      38,363    33,996      --       102,934
    Federal funds purchased and
      securities sold under
      agreements to repurchase......     15,833        --        --        --        15,833
    Other borrowed money............      4,000        --          44      --         4,044

    Total interest bearing
      liabilities...................    152,124      44,688    38,699         0     235,511


    Rate sensitivity GAP............    (80,848)      4,771   100,360    31,764      56,047

    Cumulative GAP..................    (80,848)    (76,077)   24,283    56,047



PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
          (a)  none
          (b) No reports on Form 8-K were filed during the second quarter of 1996.

               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 OLD POINT FINANCIAL CORPORATION
                          July 15, 1996


     By:  /s/Robert F. Shuford

          President and Director
          Principal Executive Officer

     By:  /s/Louis G. Morris

          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer