Form 10-K405
period 1996-12-31
OLD POINT FINANCIAL CORP
filed 1997-03-28
CIK 740971

U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                          FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1996

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

            Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            As of March 11, 1997 there were 1,275,262 shares of common stock outstanding and the aggregate market value of common stock of Old Point Financial Corporation held by nonaffiliates was approximately $40,936,679 based upon the last traded price per share known to Management.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE


                     OLD POINT FINANCIAL CORPORATION


                                   Form 10-K

                                    INDEX
                                                                Page


                                  PART I

Item  1.                 Description of Business                 1
                         General                                 1
                         Statistical Information.                2

Item  2.                 Description of Properties               12

Item  3.                 Legal Proceedings                       13

Item  4.                 Submission of Matters to a
                         Vote of Security Holders                13

                                  PART II

Item  5.                 Market for Registrant's Common Equity
                         and Related Stockholder Matters         13

Item  6.                 Selected Financial Data                 14

Item  7.                 Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                           15

Item  8.                 Financial Statements and
                         Supplementary Data                      18

Item  9.                 Changes in and Disagreements
                         With Accountants on
                         Accounting and Financial Disclosure     34

                                  PART III

Item 10.                 Directors and Executive Officers
                         of the Registrant                       35

Item 11.                 Executive Compensation                  38

Item 12.                 Security Ownership of Certain
                         Beneficial Owners and Management        39

Item 13.                 Certain Relationships and
                         Related Transactions                    39

                                  PART IV

Item 14.                 Exhibits, Financial Statement
                         Schedules and Reports on Form 8-K       40

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

The Bank is a national banking association founded in 1922. The Bank has thirteen offices in the cities of Hampton and Newport News, and in James City and
York County, Virginia, and provides a full range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, commercial, industrial, residential real estate and consumer loan services, safekeeping services and trust and estate services.

As of December 31, 1996, the Company had assets of $316.3
million, loans of $198.6 million, deposits of $263.5 million, and stockholders' equity of $32.4 million. At year end, the Company and the Bank had a total of 234 employees, 45 of whom were part-time.

Based on 1990 census figures, the population of the Bank's trade area, which includes Hampton, Newport News, Williamsburg, and James City and York County was approximately 394,000. This area's economy is heavily influenced by the two largest employers; military installations and shipbuilding and ship repair. These industries are impacted by reductions in defense spending and personnel.
Some of our customers are either employed at the various military installations or at the shipyard, or they derive some or all of their business from these two major employers. There are numerous military installations in the area including Fort Monroe, Langley Air Force Base, and Fort Eustis. The consolidation of the Tactical Air Command and the Strategic Air Command into the Air Combat Command at Langley has somewhat mitigated the reduction in military employment in the area. The largest private employer on the Peninsula is the Newport News
Shipbuilding and Drydock Company, which currently employees approximately 17,000 people.

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

                                                                 TABLE I
                                       AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
 For the years ended December 31,                             1996                       1995                       1994

 Dollars in thousands                                              Average                       Average                   Average
                                                         Interest  Rates               Interest  Rates            Interest Rates
                                              Average    Income/   Earned/   Average   Income/   Earned/ Average  Income/  Earned/
                                              Balance    Expense   Paid      Balance   Expense   Paid    Balance  Expense  Paid
 ASSETS
 Loans (net of unearned income)...............$ 192,940  $17,681   9.16%     $180,638  $16,221   8.98%   $162,963 $13,917  8.54%
 Investment securities:
   Taxable....................................  78,734     4,736   6.02%       78,411    4,690   5.98%     86,038   4,932  5.73%
   Tax-exempt.................................  15,194     1,292   8.50%        8,173      759   9.29%      6,315     628  9.94%
                                               -------    -------             -------   ------            -------  ------
     Total investment securities..............  93,928     6,028   6.42%       86,584    5,449   6.29%     92,353   5,560  6.02%
 Federal funds sold...........................   3,981       208   5.22%        4,666      264   5.66%      3,540     131  3.70%
                                               -------    -------             -------   ------            -------  ------
   Total earning assets....................... 290,849    23,917   8.22%      271,888   21,934   8.07%    258,856  19,608  7.57%
 Reserve for loan losses......................  (2,240)                        (2,648)                     (2,759)
                                               -------                        -------                     -------
                                               288,609                        269,240                     256,097
 Cash and due from banks......................   9,805                          8,433                       8,868
 Bank premises and equipment..................   9,724                          8,125                       8,275
 Other assets.................................   4,874                          5,376                       5,158
                                               -------                        -------                     -------
 Total assets.................................$313,012                       $291,174                    $278,398
                                               =======                        =======                     =======
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Time and savings deposits:
   Interest-bearing transaction accounts......$ 50,041   $ 1,210   2.42%     $ 49,335  $ 1,303   2.64%   $ 50,739 $ 1,327  2.62%
   Money market deposit accounts..............  21,212       789   3.72%       19,375      765   3.95%     19,526     613  3.14%
   Savings accounts...........................  26,354       722   2.74%       26,595      730   2.74%     30,070     826  2.75%
   Certificates of deposit, $100,000 or more..  17,026       940   5.52%       13,789      760   5.51%     10,979     478  4.35%
   Other certificates of deposit.............. 103,029     5,642   5.48%       97,431    5,290   5.43%     83,512   3,850  4.61%
                                               -------    ------              -------   ------            -------  ------
     Total time and savings deposits.......... 217,662     9,303   4.27%      206,525    8,848   4.28%    194,826   7,094  3.64%
 Federal funds purchased and securities sold
   under agreement to repurchase..............  14,688       706   4.81%       11,234      573   5.10%     14,528     503  3.46%
 Other short term borrowings..................   1,599        84   5.25%        1,996      110   5.51%        617      28  4.54%
                                               -------    ------              -------   ------            -------  ------
   Total interest bearing liabilities......... 233,949    10,093   4.31%      219,755    9,531   4.34%    209,971   7,625  3.63%
 Demand deposits..............................  46,198                         40,843                      40,004
 Other liabilities............................   1,532                          1,554                       1,729
                                               -------                        -------                     -------
   Total liabilities.......................... 281,679                        262,152                     251,704
 Stockholders' equity.........................  31,333                         29,022                      26,694
                                               -------                        -------                     -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...$313,012                       $291,174                    $278,398
                                               =======                        =======                     =======
 Net interest income/yield....................           $13,824   4.75%               $12,403   4.56%            $11,983  4.63%
                                                         =======                        ======                     ======
 Total deposits...............................$263,860                       $247,368                    $234,830

 *Computed on a fully taxable equivalent basis using a 34% tax rate.

The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

                                                                 TABLE II
                                                 ANALYSIS OF CHANGE IN NET INTEREST INCOME*
                                            Year 1996 over 1995            Year 1995 over 1994           Year 1994 over 1993

                                            Due to change in:              Due to change in:             Due to change in:

                                                                Net                          Net                         Net
                                            Average  Average  Increase     Average  Average  Increase    Average  Average Increase
   Dollars in Thousands                     Volume   Rate     (Decrease)   Volume   Rate     (Decrease)  Volume   Rate    (Decrease)
   INCOME FROM EARNING ASSETS
   Loans................................... $1,105   $355     $1,460       $1,509   $  795   $2,304      $ 652    $ (414) $ 238
   Investment securities:
   Taxable..................................    19       27       46         (437)     195     (242)       472      (395)    77
     Tax-exempt.............................   652     (119)     533          185      (54)     131       (185)       20   (165)
                                             -----      ---    -----         ----    -----     ----        ---       ---    ---
     Total investment securities............   671      (92)     579         (252)     141     (111)       287      (375)   (88)
   Federal funds sold.......................   (39)     (17)     (56)          42       91      133       (123)       25    (98)
                                             -----      ---    -----         ----    -----     ----        ---       ---    ---
     Total income from earning assets....... 1,737      246    1,983        1,299    1,027    2,326        816      (764)    52

   INTEREST EXPENSE

   Time and savings deposits:
     Interest-bearing transaction accounts..    19     (112)     (93)         (37)      13      (24)       206       (96)   110
     Money market deposit accounts..........    73      (49)      24           (5)     157      152         (8)       53     45
     Passbook savings accounts..............    (7)      (1)      (8)         (95)      (1)     (96)       (27)     (127)  (100)
     Certificates of deposit, $100,000
           or more..........................   178        2      180          122      160      282         34       (14)    20
     Other certificates of deposit..........   304       48      352          642      798    1,440        (74)     (203)  (277)
                                             -----      ---     ----         ----    -----    -----        ---       ---    ---
       Total time and savings deposits......   567     (112)     455          627    1,127    1,754        185      (387)  (202)
   Federal funds purchased and securities
      sold under agreement to repurchase....   176      (43)     133         (114)     184       70        (25)       91     66
   Other short term borrowings..............   (22)      (4)     (26)          63       19       82         36       (17)    19
                                             -----      ---     ----         ----    -----    -----        ---       ---    ---
     Total interest bearing liabilities.....   721     (159)     562          576    1,330    1,906        196      (313)  (117)

   CHANGE IN NET INTEREST INCOME........... $1,016     $405   $1,421       $  723   $ (303)  $  420      $ 620    $ (451) $ 169

   * Computed on a fully taxable equivalent basis using a 34% rate

     Interest Sensitivity

     The following table reflects the earlier of the maturity or repricing data for various assets and liabilities as of December 31, 1996.

                                                           TABLE III
                                                 INTEREST SENSITIVITY ANALYSIS

    As of December 31, 1996
    Dollars in thousands
                                               Within 3    4-12         1-5        Over 5
    Uses of Funds                              months      months       years      years        Total
    Federal funds sold                       $    561      $    ---     $  ---     $   ---      $    561

    Investment securities:

    Taxable                                     8,324        10,133       49,288     7,017        74,762
    Tax-exempt                                    100           155        1,146    18,893        20,294
                                               ------        ------       ------    ------        ------
    TOTAL INVESTMENTS                           8,985        10,288       50,434    25,910        95,617
    Loans:
      Commercial                               31,065         7,669       17,236     2,216        58,186
      Tax-exempt                                2,089            45          155       175         2,464
      Installment                               4,300        11,828       32,569     3,360        52,057
      Real estate                              18,480        20,052       33,198    12,007        83,737
      Other                                       590           ---          ---       ---           590
                                               ------        ------       ------    ------        ------
        Total loans                            56,524        39,594       83,158    17,758       197,034
                                               ------        ------       ------    ------        ------
    Total earning assets                     $ 65,509      $ 49,882     $133,592   $43,668      $292,651


    Sources of funds:

    Interest bearing transaction accounts    $ 49,455      $    ---     $    ---   $   ---      $ 49,455
    Money market deposit accounts              21,263           ---          ---       ---        21,263
    Savings accounts                           25,478           ---          ---       ---        25,478
    Certificates of deposit,
     $100,000 or more                           6,300         7,008        4,118       ---        17,426
    Other certificates of deposit              30,790        46,011       25,563       ---       102,364
    Federal funds purchased
     and securities sold under
     agreements to repurchase                  17,135           ---          ---       ---        17,135
    Other borrowings                            2,267           ---           34       ---         2,301
                                               ------        ------       ------    ------        ------
    Total interest bearing liabilities       $152,688      $ 53,019     $ 29,715   $     0      $235,422

    Rate sensitivity gap                     $(87,179)     $ (3,137)    $103,877   $43,668      $ 57,229

    Cumulative gap                           $(87,179)     $(90,316)    $ 13,561   $57,229

    The Company was liability sensitive as of December 31, 1996. There were $87.2 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. It should be noted, however, that savings deposits; which consist of interest bearing transactions accounts, money market accounts, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.


     II. Investment Portfolio

     Note 2 of the Notes to Financial Statements found in Item 8.
     Financial Statements and Supplementary Data of this Report on Form 10K presents the book and market value of investment securities on the dates indicated.

     The following table shows, by type and maturity, the book value and weighted average yields of investment securities at December 31, 1996.

                                                                       TABLE IV
                                                         INVESTMENT SECURITY MATURITIES & YIELDS
                                                 U.S.Govt/Agency         State/Municipal             Total

                                                 Book        Weighted    Book        Weighted     Book        Weighted
                                                 Value       Average     Value       Average      Value       Average
    Dollars in Thousands                                     Yield                   Yield                    Yield

    December 31, 1996
     Maturities:
      Within 1 year                              $14,182     4.95%       $   255     9.13%        $14,437      5.02%
      After 1 year, but within 5 years            49,348      6.26%        1,118     9.60%         50,466      6.33%
      After 5 years, but within 10 years           5,998      7.04%        9,226     8.24%         15,224      7.77%
      After 10 years                                   0      0.00%        9,414     7.91%          9,414      7.91%
     TOTAL                                        $69,528     6.06%      $20,013     8.17%        $89,541      6.53%

     December 31, 1995                            $74,238     6.02%      $12,270     8.66%        $86,508      6.39%
     December 31, 1994                            $74,384     5.74%      $ 6,736     9.57%        $81,120      6.06%

Yields are calculated on a fully tax equivalent basis using a 34% rate.

The book value of other marketable equity securities with no stated maturity totalled $5.44 million, yielding 5.89%; $5.31 million, yielding 6.03%; and $5.23 million, yielding 4.41%; at December 31, 1996, 1995, and 1994 respectively.

III. Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 1992 through 1996:

                                                                  TABLE V
                                                                  LOANS
Dollars in thousands
As of December 31,                  1996            1995           1994          1993           1992

Commercial and other                $ 28,944        $ 20,636       $ 17,806      $ 16,836       $ 17,043
Real Estate Construction               5,213           4,093          1,991         2,353          2,420
Real Estate Mortgage                 104,230         109,469        105,703        96,185        105,424
Tax Exempt Loans                       2,464           3,003          4,754         5,585          6,987
Installment Loans to Individuals
(net of Unearned Income)              57,733          52,154         43,487        29,322         29,640

Total                               $198,584        $189,355       $173,741      $150,282       $161,514

Based on Standard Industry Code, there are no categories of loans which exceed 10% of total loans other than the categories disclosed in the preceding table.

The maturity distribution and rate sensitivity of certain categories of the Bank's loan portfolio at December 31, 1996 is presented below:

                                                                     TABLE VI
                                                        MATURITY SCHEDULE OF SELECTED LOANS
                                            One year          One through        Over five
December 31, 1996                           or less           five years         years           Total
Dollars in thousands

Commercial and other                        $10,466           $16,975            $1,503          $28,944
Real estate construction                      5,136                77               ---            5,213
                                             ------            ------             -----           ------
  Total                                     $20,194           $13,061            $1,503          $34,157

Loans maturing after one year with:
  Fixed interest rate                                         $ 13,062           $  891         $ 13,953
  Variable interest rate                                      $  3,990           $  612         $  4,602



The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 1992 through 1996.

                                                                   TABLE VII
                                             NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
Dollars in thousands
As of December 31,                  1996          1995          1994         1993         1992
Nonaccrual loans                    $1,550        $2,447        $2,955       $5,328      $4,670
Accruing loans past due
   90 days or more                   1,342           248           837          458       2,239
Restructured loans                    none          none          none         none        none

Interest income which would
have been recorded under
  original loans terms                 163           350           470          570         783

Interest income recorded
  during the period                    222           131           188          239         478

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 1996 such problem loans, not included in Table VII, amounted to approximately $3.5 million. The potential problem loans included three relationships in excess of $500 thousand. The potential problem loans are generally secured by residential and commercial real estate with appraised values exceeding the principal balance of the loan.


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

The following table shows an analysis of the Allowance for Loan Losses for the years 1992 through 1996.

                                                                    TABLE VIII
                                                     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
Dollars in thousands
For the year ended December 31,              1996         1995         1994         1993         1992
Balance at beginning of period               $ 2,251      $ 2,647      $ 2,692      $ 3,719      $ 3,233

Charge Offs:
Commercial, financial and agricultural            98        1,210          147        1,178        1,610
Real estate construction                         ---          ---          ---          ---          ---
Real estate mortgage                               2          135          316          230          152
Installment Loans to individuals                 825          375          148          179          287
                                               -----        -----        -----        -----        -----
  Total charge offs                              925        1,720          611        1,587        2,049

Recoveries:
Commercial, financial and agricultural            87          296          431          174           80
Real estate construction                         ---          ---          ---          ---          ---
Real estate mortgage                              14           44           19            7           14
Installment Loans to individuals                 303          159           91          129          141
                                               -----        -----        -----        -----        -----
  Total recoveries                               404          499          541          310          235
                                               -----        -----        -----        -----        -----
Net charge offs                                  521        1,221           70        1,277        1,814
Additions charged to operations                  600          825           25          250        2,300
                                               -----        -----        -----        -----        -----
Balance at end of period                     $ 2,330      $ 2,251      $ 2,647      $ 2,692      $ 3,719

Selected loan loss statistics
Loans (net of unearned income):
  End of period                              $198,584     $189,355     $173,741     $150,282     $161,514
  Daily average                              $192,940     $180,638     $160,204     $155,551     $173,172

Net charge offs to average
 total loans                                    0.27%        0.68%        0.04%        0.82%        1.05%
Provision for loan losses to
 average total loans                            0.31%        0.46%        0.02%        0.16%        1.33%
Provision for loan losses to
net charge offs                               115.16%       67.57%       35.71%       19.58%      126.79%
Allowance for loan losses to
 period end loans                              1.17%         1.19%        1.51%        1.79%        2.30%
Earnings to loan loss coverage*                10.28         3.25        56.21         2.45         2.43

*Income before income taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 1992 through 1996.

                                                                             TABLE IX
                                                             ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
As of December 31,              1996                 1995               1994                 1993                1992
                          Amount   Percent     Amount   Percent    Amount   Percent    Amount   Percent     Amount   Percent
                                   of Loans             of Loans            of Loans            of Loans             of Loans
                                   in each              in each             in each             in each              in each
Dollars in thousands               Category             Category            Category            Category             Category
                                   to Total             to Total            to Total            to Total             to Total
                                   Loans                Loans               Loans               Loans                Loans
Commercial and other      $1,238    15.85%     $1,241    12.57%    $1,334    12.98%    $1,779    28.96%     $2,713    29.29%

Real estate construction      35     2.62%         55     2.18%        21     1.15%        27     1.52%         51     1.50%

Real estate mortgage         478    52.49%        564    58.21%       912    60.84%       740    49.81%        709    50.90%

Consumer                     579    29.04%        391    27.04%       380    25.03%       146    19.71%        246    18.31%
                           -----   ------       -----    ------     -----   ------      -----   ------       -----   ------
Total                     $2,330   100.00%     $2,251   100.00%    $2,647   100.00%    $2,692   100.00%     $3,719   100.00%



V. Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 1994, 1995, and 1996.


V. Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 1994, 1995, and 1996.

                                                                TABLE X
                                                                DEPOSITS
For the year ended December 31,                       1996                      1995                       1994
                                               Average     Average       Average     Average       Average     Average
Dollars in thousands                           Balance     Rate          Balance     Rate          Balance     Rate
Interest bearing transaction accounts          $ 50,041    2.42%         $ 49,335    2.64%        $ 50,739     2.62%

Money market deposit accounts                    21,212    3.72%           19,375    3.95%          19,526     3.14%

Savings accounts                                 26,354    2.74%           26,595    2.74%          30,070     2.75%

Certificates of deposit, $100,000 or more        17,026    5.52%           13,789    5.51%          10,979     4.35%

Other certificates of deposit                   103,029    5.48%           97,431    5.43%          83,512     4.61%

Total interest bearing deposits                 217,662    4.27%          206,525    4.28%        $194,826     3.64%

Non-interest bearing demand deposits             46,198                    40,843                   40,004

Total deposits                                 $263,860                  $247,368                 $234,830

The following table shows certificates of deposit in amounts of $100,000 or more as of December 31, 1996, 1995, and 1994 by time remaining until maturity.

                                                 TABLE XI
                                  CERTIFICATES OF DEPOSIT $100,000 & MORE

     (Dollars in thousands)         1996            1995          1994
     Maturing in

     3 months or less               $ 3,089         $ 3,392       $ 1,941

     3 through 6 months               3,550           3,779         1,464

     6 through 12 months              3,774           5,436         5,714

     over 12 months                   7,013           2,629         3,529
                                     ------          ------        ------
     Total                          $17,426         $15,236       $12,648


VI. Return on Equity and Assets

The return on average shareholders' equity and assets, the dividend pay out ratio, and the average equity to average assets ratio for the past three years are presented below.


                                    1996            1995          1994

     Return on average assets        1.10%           .80%          1.00%

     Return on average equity       10.99%           8.07%        10.39%

     Dividend payout ratio          25.88%          33.17%        25.03%

     Average equity to
     Average assets                 10.01%           9.97%         9.59%

VII. Short Term Borrowings

The Bank periodically borrowed funds through federal funds from its correspondent banks, through the use of a demand note to the United States Treasury (Treasury Tax and Loan Deposits), and through securities sold under agreements to repurchase. The borrowings matured daily and were based on daily cash flow requirements. The borrowed amounts (in thousands) and their corresponding rates during 1996, 1995, and 1994 are presented below:

                                                        TABLE XII
                                                  SHORT TERM BORROWINGS

Balance at December 31,            1996                  1995                 1994

Dollars in thousands               Balance   Rate        Balance   Rate       Balance   Rate

Federal funds purchased            $ 2,000   6.28%       $ 1,400   5.63%      $ 2,930   5.88%

Securities sold under
  agreements to repurchase          15,135   4.58%        14,336   4.33%       10,764   4.54%

U.S. treasury demand notes
  and other borrowed money           2,301   5.03%           560   5.51%        1,162   5.42%
                                    ------                ------               ------
Total                              $19,436               $16,296              $14,789

Average daily balance outstanding:


Federal funds purchased            $   575   5.23%       $    96   6.03%      $   932   4.77%

Securities sold under
  agreements to repurchase          14,413   4.76%        11,438   5.01%       13,596   3.37%

U.S. treasury demand notes
and other borrowed money             1,599   5.23%         1,996   5.46%          617   4.15%
                                    ------                 ------              ------
Total                              $16,587   4.85%       $13,530   5.09%      $15,145   3.50%

The maximum amount outstanding
  at any month end:

Federal funds purchased            $ 2,700               $ 1,400              $ 4,600

Securities sold under
  agreements to repurchase         $16,046               $14,636              $18,598

U.S. treasury demand notes
  and other borrowed money         $ 4,052               $ 4,066              $ 4,072

Item  2. Description of Property

The Bank owns the Main Office, an office building, and seven branches. All of the above properties are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining three branches are leased from unrelated parties under leases with renewal options which expire anywhere from 10-20 years. During 1996 the Company acquired land in the Oyster Point area of Newport News to build a 15,000 square foot office building. When completed in late 1997 or early 1998 the new facility will house the Bank's commercial and real estate lending offices and Trust Services. The total cost of this project will be approximately $2.5 million.

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

Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.


Part II


Item  5. Market for Common Equity And Related Stockholder Matters

The common stock of Old Point Financial Corporation is not listed on an exchange and is not quoted by NASDAQ. The approximate number of shareholders of record as of December 31, 1996 was 1,414. The range of high and low prices and dividends per share of the Company's common stock for each quarter during 1996 and 1995 is presented in Part I. Item 7. of this Annual Report on Form 10-K. Additional information related to stockholder matters can be found in Note 15. Regulatory Matters of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.



Item  6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

                                                               SELECTED FINANCIAL DATA

    Dollars in thousands                                        YEAR ENDED DECEMBER 31,
    except per share data
                                                1996       1995       1994       1993       1992
    RESULTS OF OPERATIONS

    Interest income.........................    $ 23,377   $ 21,534   $ 19,234   $ 19,105   $ 20,988
    Interest expense........................      10,093      9,531      7,625      7,743      9,999
                                                  ------     ------     ------     ------     ------
    Net interest income.....................      13,284     12,003     11,609     11,362     10,989
    Provision for loan loss.................         600        825         25        250      2,300
                                                  ------     ------     ------     ------     ------
    Net interest income after provision for       12,684     11,178     11,584     11,112      8,689
    Gains on sales of investment securities.           2          9        407         19        463
    Noninterest income......................       4,134      3,836      3,755      4,003      3,589
    Noninterest expenses....................      12,066     11,884     11,837     12,252     10,627
                                                  ------     ------     ------     ------     ------
    Income before taxes.....................       4,754      3,139      3,909      2,882      2,114
    Applicable income taxes ................       1,309        797      1,136        667        376
                                                  ------     ------     ------     ------     ------
    Net income..............................    $  3,445   $  2,342   $  2,773   $  2,215   $  1,738

    FINANCIAL CONDITION

    Total assets............................    $316,345   $304,266   $277,680   $273,884   $268,721
    Total deposits..........................     263,519    256,535    235,599    234,171    231,509
    Total loans.............................     198,584    189,355    174,881    150,776    161,806
    Stockholders' equity....................      32,400     30,328     26,222     25,836     24,193
    Average assets..........................     313,012    291,174    278,398    270,685    268,917
    Average equity..........................      31,333     29,022     26,694     24,897     23,856

    PERTINENT RATIOS

    Return on average assets................       1.10%      0.80%      1.00%      0.82%      0.65%
    Return on average equity................      10.99%      8.07%     10.39%      8.90%      7.29%
    Dividends paid as a percent of net income     25.88%     33.17%     25.03%     28.17%     28.40%
    Average equity as a percent of
      average assets.........................     10.01%      9.97%      9.59%      9.20%      8.87%

    PER SHARE DATA

    Net income..............................      $2.71      $1.84      $2.20      $1.77      $1.41
    Cash dividends declared.................       0.70       0.61       0.55       0.50       0.40
    Book value..............................      25.44      23.81      20.75      20.60      19.47

    GROWTH RATES

    Year end assets.........................       3.97%      9.57%      3.33%      1.92%      1.01%
    Year end deposits.......................       2.72%      8.89%      1.77%      1.15%      1.92%
    Year end loans..........................       4.87%      8.28%      8.08%     -6.82%    -10.20%
    Year end equity.........................       6.83%     15.66%      8.39%      6.79%      5.50%
    Average assets..........................       7.50%      4.59%      3.53%      0.66%      3.96%
    Average equity..........................       7.96%      8.72%     11.90%      4.36%      3.74%
    Net income..............................      47.10%    -15.54%     59.55%     27.45%     18.88%
    Cash dividends declared.................      14.75%     10.91%     37.50%     25.00%      0.00%
    Book value..............................       6.83%     14.78%      6.54%      5.78%      4.73%

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

EARNINGS SUMMARY
  Net income was $3.45 million, or $2.71 per share in 1996 compared to $2.34 million, or $1.84 per share in 1995 and $2.77 million, or $2.20 per share in 1994. Return on average assets was 1.10% in 1996, 0.80% in 1995, and 1.00% in 1994. Return on average equity was 10.99% in 1996, 8.07% in 1995 and 10.39% in 1994. For the past five years return on average assets has averaged 0.87% and return on average equity has averaged 9.13%. Selected Financial Highlights summarizes the Company's performance for the past five years.

NET INTEREST INCOME
  The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $13.82 million in 1996, up $1.42 million, or 11% from $12.40 million in 1995 which was up $420 thousand, or 4% from $11.98 million in 1994. Net interest income is affected by variations in interest rates and the volume and mix of earning assets and interest-bearing liabilities. The net interest yield increased to 4.75% in 1996 from 4.56% in 1995 which was down from 4.63% in 1994.

  Tax equivalent interest income increased $1.98 million, or 9%, in 1996. Average earning assets grew $18.96 million, or 7%. Total average loans increased $12.30 million, or 7%, while average investment securities increased $7.34 million, or 8%. Interest income increased in 1996 by fifteen basis points primarily due to the collection of interest on nonaccrual loans.

  Interest expense increased $562 thousand, or 6%, in 1996. Interest bearing liabilities also increased 6% in 1996. The cost of funding liabilities decreased three basis points primarily due to the lower cost of federal funds purchased and securities sold under agreements to repurchase.

PROVISION/ALLOWANCE FOR LOAN LOSSES
  Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The provision decreased to $600 thousand in 1996 from $825 thousand in 1995 which was up from $25 thousand in 1994.

  Loans charged off during 1996 totalled $925 thousand compared to $1.72 million in 1995 and $611 thousand in 1994, while recoveries amounted to $404 thousand in 1996, $499 thousand in 1995 and $541 thousand in 1994.
Net loans charged off to year-end loans were 0.26% in 1996, 0.64% in 1995, and 0.04% in 1994. The allowance for loan losses, as a percentage of year-end loans, was 1.17% in 1996, 1.19% in 1995, and 1.51% in 1994.

  As of December 31, 1996 nonperforming assets were $1.90 million, down from $3.40 million at year-end 1995 which was up from $3.17 million at year-end 1994. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 1996 total consisted of other real estate of $354 thousand and $1.55 million in nonaccrual loans. The other real estate consisted of $354 thousand in a commercial property originally acquired as a potential branch site and now held for sale. Nonaccrual loans consisted of $701 thousand in commercial loans, $845 thousand in mortgage loans and $4 thousand in installment loans. The Company has aggressively dealt with these credits and specific action plans have been developed for each of these classified loans to address any deficiencies. Loans still accruing interest but past due 90 days or more increased to $1.34 million as of December 31, 1996 compared to $248 thousand as of December 31, 1995 and
$837 thousand as of December 31, 1994.

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

OTHER INCOME
  Other income increased $291 thousand, or 8% in 1996 from 1995 compared to an decrease of $317 thousand, or 8% in 1995 from 1994. The 1996 increase was due to higher Trust Department and mortgage brokerage income. The 1995 decrease was due primarily to lower security gains. The 1994 security gains of $407 thousand were the result of the sale of investment securities as an asset/liability strategy to reduce the interest rate risk in the portfolio.

OTHER EXPENSES
  Other expenses increased in 1996 $182 thousand, or 2% in 1996 over 1995 after remaining almost constant in 1995 from 1994. Salaries and employee benefits increased 3% in 1996 due to normal salary increases and increased profit sharing contributions. Occupancy expense increased $54 thousand, or 8% in 1996 primarily due to higher rent expense associated with the opening of the Trust Department's Oyster Point office in Newport News. Equipment expense increased 7% due to higher depreciation expense on the new mainframe computer system. Other operating expenses decreased 6% primarily due to lower FDIC insurance premiums.

ASSETS
  At December 31, 1996, the Company had total assets of $316.3 million, up 4% from $304.3 million at December 31, 1995. Average assets in 1996 were $313.0 million compared to $291.2 million in 1995. The growth in assets in 1996 was due to the increase in average loans, which were up 7%.

  During 1996 the Company acquired land in the Oyster Point area of Newport News to build a 15,000 square foot office building. When completed in late 1997 or early 1998 the new facility will house to Bank's Trust Department, commercial and real estate lending, and a branch office. The total cost of this project will be approximately $2.5 million.

LOANS
  The Company experienced good loan demand in 1996. Total loans (net of unearned income) as of December 31, 1996 were $198.6 million, up 5% from $189.4 million at December 31, 1995. All categories of loans increased during 1996 except tax exempt loans and real estate mortgages. Footnote 3 of the financial statements details the loan volume by category for the past two years.

INVESTMENT SECURITIES
  At December 31, 1996 total investment securities were $95.1 million, up 3% from $92.6 million on December 31, 1995. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

DEPOSITS
  At December 31, 1996, total deposits amounted to $263.5 million, up 3% from $256.5 million on December 31, 1995. Non-interest bearing deposits increased $4.6 million, or 11%, in 1996 over 1995. Savings deposits increased $391 thousand, or 0.4%, in 1996 over 1995. Certificates of Deposit increased $2.0 million, or 2% in 1996 over 1995.

STOCKHOLDERS' EQUITY
  Total stockholders' equity as of December 31, 1996 was $32.4 million, up 7% from $30.3 million on December 31, 1995. The Company is required to maintain minimum amounts of capital under banking regulations. Under the regulations Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholder's equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for 1996, 1995 and 1994.


                 1996 Regulatory
                 Requirements       1996         1995         1994

Tier 1           4.00%              15.63%       15.47%       16.32%
Total Capital    8.00%              16.76%       16.47%       17.57%

Tier 1 Leverage  3.00%              10.21%        9.80%       10.00%

Year-end book value was $25.44 in 1996 and $23.81 in 1995. Cash dividends were $891 thousand, or $.70 per share in 1996 and $777 thousand, or $.61 per share in 1995. The common stock of the Company has not been extensively traded. The stock is not listed on an exchange and is not quoted by NASDAQ. Bid and ask prices are not available for the Company. The volume of trading of the stock is therefore limited. The prices below are based upon a limited number of transactions known to Management during the past two years. There were 1,414 stockholders of the Company as of December 31, 1996. This stockholder count does not include stockholders who hold their stock in a nominee registration. The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 1996 and 1995.

                          1996                                      1995
                               Market Value                               Market Value
                Dividend    High         Low              Dividend     High          Low
1st Quarter     $ 0.16      $ 37.50      $ 37.50          $ 0.15       $ 37.50       $ 37.00
2nd Quarter     $ 0.16      $ 37.50      $ 37.50          $ 0.15       $ 37.50       $ 37.50
3rd Quarter     $ 0.18      $ 37.50      $ 37.50          $ 0.15       $ 37.50       $ 37.50
4th Quarter     $ 0.20      $ 41.50      $ 37.50          $ 0.16       $ 37.50       $ 37.50

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

                                            CONSOLIDATED BALANCE SHEETS
                                            December 31, 1996 and 1995
                                              (Dollars in Thousands)
                                           1996                1995
ASSETS
Cash and due from banks                    $ 10,988            $ 10,932
Investments:
  Securities available for sale,
    at market                                70,089              77,604
  Securities to be held to maturity
    (Market value $24,820 in 1996
      and $15,087 in 1995)                   24,967              15,020

Federal funds sold                              561                 513

Loans, total                                198,584             189,355
Less - allowance for loan losses              2,330               2,251
                                            -------             -------
               Net loans                    196,254             187,104
Premises and equipment                        9,403               8,302
Other real estate owned                         354                 954
Other assets                                  3,729               3,837
                                            -------             -------
   Total assets                            $316,345            $304,266

LIABILITIES
Non interest-bearing deposits              $ 47,534            $ 42,902
Savings deposits                             96,196              95,805
Certificates of deposit                     119,789             117,828
                                            -------             -------
   Total deposits                           263,519             256,535
Federal funds purchased and
  securities sold under
   repurchase agreements                     17,135              15,736
Interest bearing demand notes
  issued to the United States
   Treasury and other liabilities
    for borrowed money                        2,301                 560
Other liabilities                               990               1,107
                                            -------             -------
   Total liabilities                        283,945             273,938

STOCKHOLDERS' EQUITY
Common stock, $5 par value, 6,000,000
  shares authorized
Issued 1,273,546 in 1996
 and 1,273,537 in 1995                        6,368               6,368
Capital surplus                               9,345               9,345
Retained earnings                            16,639              14,085
Unrealized gain on securities                    48                 530
                                             ------              ------
   Total stockholders' equity                32,400              30,328

   Total liabilities and
    stockholders' equity                   $316,345            $304,266

See Notes to Consolidated Financial Statements.


                                              CONSOLIDATED STATEMENTS OF INCOME
                                         Years Ended December 31, 1996, 1995 and 1994
                                        (Dollars in thousands except per share amounts)
                                           1996                1995               1994
INTEREST INCOME
Interest and fees on loans                 $ 17,580            $ 16,079           $ 13,757
Interest on investment securities
  Taxable                                     4,736               4,690              4,932
  Exempt from income tax                        853                 501                414
                                             ------              ------             ------
                                              5,589               5,191              5,346
Interest on trading account securities          ---                 ---                ---
Interest on federal funds sold                  208                 264                131
                                             ------              ------             ------
          Total interest income              23,377              21,534             19,234

INTEREST EXPENSE
Interest on savings deposits                  2,721               2,797              2,766
Interest on certificates of deposit           6,582               6,051              4,328
Interest on federal funds purchased and
  securities sold under repurchase agreements   706                 573                503
Interest on demand notes issued to the United
  States Treasury and other liabilities for
  borrowed money                                 84                 110                 28
                                             ------               -----             ------
      Total interest expense                 10,093               9,531              7,625

Net interest income                          13,284              12,003             11,609
Provision for loan losses                       600                 825                 25
                                             ------              ------            -------
      Net interest income after provision
       for loan losses                       12,684              11,178             11,584

OTHER INCOME
Income from fiduciary activities             1,667                1,441              1,463
Service charges on deposit accounts          1,887                1,893              1,780
Other service charges, commissions and fees    360                  280                290
Security gains, net                              2                    9                407
Income from trading account                    ---                  ---                ---
Other operating income                         220                  222                222
                                            ------               ------             ------
     Total other income                      4,136                3,845              4,162

OTHER EXPENSE
Salaries and employee benefits               7,406                7,178              7,050
Occupancy expense                              768                  714                700
Equipment expense                            1,029                  959              1,116
Other operating expense                      2,863                3,033              2,971
                                             ------              ------             ------
     Total other expenses                    12,066              11,884             11,837
                                             ------              ------             ------
Income before income taxes                    4,754               3,139              3,909
Income taxes                                  1,309                 797              1,136
                                             ------              ------             ------
Net income                                 $  3,445            $  2,342           $  2,773

PER SHARE
Average shares outstanding (in thousands)     1,273               1,272              1,260
Net income per share
  of common stock                          $   2.71            $   1.84           $   2.20

See Notes to Consolidated Financial Statements.


                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Years Ended December 31, 1996, 1995 and 1994
                                                             (Dollars in Thousands)
                                                 1996                1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $  3,445            $  2,342            $  2,773
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     883                 768                 884
    Provision for loan losses                         600                 825                  25
    Securities gains net                               (2)                 (9)               (407)
    Net amortization and accretion of
      investment securities                           679               1,078               1,340
    Loss on sale of equipment                         110                 ---                 ---
    Changes in assets and liabilities:
     (Increase) decrease in other real estate owned   152                (553)                (13)
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)     357                  (8)                384
     (Increase) decrease in other liabilities        (117)                104                  63
                                                     -----              -----               -----
        Net cash provided by operating
          activities                                6,107               4,547               5,049

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities                 (30,015)            (31,772)             (8,902)
Proceeds from maturities and calls of
  investment securities                            24,171              25,315              11,928
Proceeds from sales of investment securities        2,003                 ---               8,982
Loans made to customers                          (105,807)           (104,681)           (120,330)
Principal reductions on loans                      96,057              88,985              96,155
Purchase of premises and equipment                 (2,113)             (1,991)               (178)
Proceeds from sales of premises and equipment          20                 ---                 ---
Proceeds from sales of other real estate owned        448                 167                 664
(Increase) decrease in federal funds sold             (48)               (266)              4,553
                                                   ------              ------               -----
    Net cash used in investing activities         (15,284)            (24,243)             (7,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest
  bearing deposits                                  4,632               5,816              (2,494)
Increase (decrease) in savings accounts               391              (1,181)             (5,009)
Proceeds from sales of certificates of deposit     43,478              66,693              67,378
Payments for maturing certificates of deposit     (41,517)            (50,392)            (58,447)
Increase in federal funds purchased and
  securities sold under repurchase agreements       1,399               2,042                 849
Increase (decrease) in interest bearing
  demand notes and other borrowed money             1,741                (602)              1,070
Proceeds from issuance of common stock                ---                  88                 201
Dividends paid                                       (891)               (777)               (694)
                                                   ------              ------               -----

Net cash provided by financing activities           9,233              21,687               2,854
Net increase in cash and due from banks                56               1,991                 775
Cash and due from banks at beginning of year       10,932               8,941               8,166
                                                   ------              ------              ------
Cash and due from banks at end of year           $ 10,988            $ 10,932            $  8,941


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Net cash paid for:
     Interest expense                            $ 10,126            $  9,286            $  7,561
     Income taxes                                $  1,275            $    830            $    980

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING TRANSACTIONS
    Unrealized gain (loss) on investment
     securities, net of tax                      $   (482)           $  2,453            $ (1,894)

    Transfer of property from premises and
     equipment to other real estate owned        $    ---            $    354            $    ---

See Notes to Consolidated Financial Statements.



                                                CONSOLIDATED STATEMENTS OF
                                             CHANGES IN STOCKHOLDERS' EQUITY
                                      Years Ended December 31, 1996, 1995 and 1994
                                                   (Dollars in Thousands)

                                                                                     Unrealized
                                Common                                               Gain (Loss) on     Total
                                Stock              Capital        Retained           Investment         Stockholders'
                                (Par Value)        Surplus        Earnings           Securities         Equity
YEAR ENDED DECEMBER 31, 1994
Balance, beginning of year      $ 6,271            $ 8,738         $ 10,856           $    (29)         $     25,836
Net income                          ---                ---            2,773                 ---                 2,773
Sale of stock                        49                294             (142)                ---                   201
Increase in unrealized loss on
  marketable equity securities      ---                ---              ---              (1,894)               (1,894)
Cash dividends paid
 ($0.55 per share)                  ---                ---             (694)                ---                  (694)
                                  -----              -----           ------               -----                 ------
Balance, end of year            $ 6,320            $ 9,032         $ 12,793           $  (1,923)         $      26,222

YEAR ENDED DECEMBER 31, 1995
Balance, beginning of year      $ 6,320            $ 9,032         $ 12,793           $  (1,923)         $      26,222
Net income                          ---                ---            2,342                ---                   2,342
Sale of stock                        48                313             (273)               ---                      88
Increase in unrealized gain on
 investment securities              ---                ---             ---               2,453                  2,453
Cash dividends paid
 ($0.61 per share)                  ---                ---             (777)               ---                    (777)
                                  -----              -----           ------              -----                 ------
Balance, end of year            $ 6,368            $ 9,345         $ 14,085          $     530          $      30,328


YEAR ENDED DECEMBER 31, 1996
Balance, beginning of year      $ 6,368            $ 9,345         $ 14,085          $     530          $      30,328
Net income                          ---                ---            3,445                ---                  3,445
Decrease in unrealized gain on
  investment securities             ---                ---              ---               (482)                  (482)
Cash dividends paid
($0.70 per share)                   ---                ---             (891)               ---                   (891)
                                  -----              -----           ------             ------                  -----
Balance, end of year            $ 6,368            $ 9,345         $ 16,639          $      48          $      32,400

See Notes to Consolidated Financial Statements.





                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The accounting and reporting policies of Old Point Financial SIGNIFICANT Corporation and its subsidiary conform to generally accepted
ACCOUNTING    accounting principles and to general practice within the
POLICIES      banking industry.  The following is a summary of significant accounting and reporting policies:

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

                Held-to-maturity - Debt securities for which the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

                Trading - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included immediately in income.

                Available-for-sale - Debt and equity securities not classified as either held-to-maturity securities or trading account securities are classified as available-for-sale securities and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

              INTEREST ON LOANS:
              Interest is accrued daily on the outstanding loan balances. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful.

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

             PREMISES AND EQUIPMENT:
             Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on both straight-line and accelerated methods and are charged to expense over the estimated useful lives of the related assets. Costs of maintenance and repairs are charged to expense as incurred.

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

             TRUST ASSETS AND INCOME:
             Assets held by the Trust Department are not included in the financial statements, because such items are not assets of the Bank. In accordance with industry practice, trust service income is recognized primarily on the cash basis. Reporting such income on the accrual basis would not materially effect net income.

             RECLASSIFICATIONS:
             Certain amounts in the financial statements have been reclassified to conform with classifications adopted in the current year.




NOTE 2.      At December 31, 1996, the investment securities portfolio is
INVESTMENT   composed of securities classified as held-to-maturity and
SECURITIES   available-for-sale, in conjunction with SFAS 115.  Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts, and investment securities available-for-sale are carried at market value.

             The amortized cost and fair value of investment securities held-to-maturity at December 31, 1996 and 1995, were:

                                           Amortized         Unrealized          Unrealized      Market
                                           Cost              Gains               Losses          Value
            (Dollars in Thousands)

            Obligations of other United
              States Government Agencies
              as of December 31, 1996      $  24,967        $     23             $   170         $  24,820


            Obligations of State and
              political subdivisions
              as of December 31, 1995      $  15,020        $     67             $   ---         $  15,087

            The amortized cost and fair values of investment securities available-for-sale at December 31, 1996 were:

                                           Amortized          Unrealized         Unrealized      Market
                                           Cost               Gains              Losses          Value
            (Dollars in Thousands)
            United States
              Treasury
              securities                   $  36,562          $     253          $ (240)         $  36,575
            Obligations of
              other United States
              Government
              agencies                         7,998                 16            (134)             7,880
            Obligations
              of state and
              political
              subdivisions                    20,012                320             (38)            20,294
            Other marketable equity
              securities                       4,450                ---            (103)             4,347
            Federal Reserve Bank stock            85                ---             ---                 85
            Federal Home Loan Bank stock         908                ---             ---                908
                                              ------             ------           -----             ------
            Total                          $  70,015          $     589          $ (515)         $  70,089

            The amortized cost and fair value of investment securities available-for-sale at December 31, 1995 were:

                                           Amortized          Unrealized         Unrealized      Market
                                           Cost               Gains              Losses          Value
            (Dollars in Thousands)
            United States
              Treasury
              securities                   $  53,220          $    613           $  (178)        $  53,655
            Obligations of
              other United States
              Government
              agencies                         5,998                 46             ---              6,044
            Obligations
              of state and
              political
              subdivisions                    12,270                446               (3)           12,713
            Other marketable equity
              securities                       4,400                ---             (121)            4,279
            Federal Reserve Bank stock            85                ---              ---                85
            Federal Home Loan Bank stock         828                ---              ---               828
                                              ------              -----             -----           ------
            Total                          $  76,801          $   1,105          $  (302)        $  77,604

            Investment securities carried at $32.2 million and $29.1 million, at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

            The amortized cost and approximate market values of investment securities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        December 31, 1996

                                                 Available-For Sale                            Held-To-Maturity
                                               Amortized       Market                      Amortized         Market
                                               Cost            Value                       Cost              Value

                                                                     (Dollars in Thousands)

            Due in one year or less         $ 14,436           $ 14,415                 $     ---           $    ---
            Due after one year through
              five years                      28,499             28,467                    21,967              21,846
            Due after five years through
              ten years                       12,224             12,406                     3,000               2,974
            Due after ten years                9,413              9,461                       ---                 ---
                                              ------             ------                    ------              ------
               Total debt securities          64,572             64,749                    24,967              24,820
            Other securities without
              stated maturity                  5,443              5,340                       ---              ---
                                              ------             ------                    ------
               Total investment securities  $ 70,015           $ 70,089                 $  24,967           $  24,820


           The proceeds from the sales and maturities of investment securities, and the related realized gains and losses are shown below:

                                                1996                 1995                     1994
                                                             (Dollars in Thousands)
            Proceeds from sales and
              maturities of investments     $  26,174          $   25,315               $   20,910
                                               ======              ======                   ======

            Realized gains                  $       2          $        9               $      411
            Realized losses                       ---                 ---                       (4)
                                               ------              ------                   ------
               Net gains                    $       2          $        9               $      407


NOTE 3.     At December 31, loans before allowance for loan losses
LOANS       consisted of:
                                                1996                    1995
                                                   (Dollars in Thousands)

            Commercial and other           $   28,944              $  20,636
            Real estate - construction          5,213                  4,093
            Real estate - mortgage            104,230                109,469
            Installment loans to individuals   57,733                 52,154
            Tax exempt loans                    2,464                  3,003
                                              -------                -------
              Total                        $  198,584             $  189,355
                                              =======                =======



     Information concerning loans which are contractually past due or in non-accrual status is as follows:
                                        1996               1995
                                         (Dollars In Thousands)
       Contractually past due
       loans - past due 90 days
       or more and still
       accruing interest                $    1,342     $    248
                                             =====         ====
       Loans which are in non-
       accrual status                   $    1,550     $  2,447
                                             =====        =====

     The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $2.0 million and $1.2 million at December 31, 1996 and 1995, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders' equity at December 31, 1996.


NOTE 4.   Changes in the allowance for loan losses are as follows:
ALLOWANCE
FOR LOAN
LOSSES
                             1996           1995           1994
                                     (Dollars in Thousands)

Balance, beginning
 of year                $    2,251     $    2,647     $    2,692
 Recoveries                    404            499            541
 Provision for
 loan losses                   600            825             25
 Loans charged off            (925)        (1,720)          (611)
                             -----          -----          -----
 Balance, end of year   $    2,330     $    2,251     $    2,647
                             =====          =====          =====

NOTE 5.        At December 31, premises and equipment consisted of:
PREMISES
AND EQUIPMENT
                                             1996           1995
                                           (Dollars in Thousands)

               Land                     $    2,133     $    1,514
               Buildings                     7,110          6,748
               Leasehold improvements          855            855
               Furniture, fixtures and
                 equipment                    8,475          7,869
                                             ------         ------
                    Total cost               18,573         16,986
               Less accumulated
                depreciation and
                 amortization                 9,170          8,684
                                             ------         ------
               Net book value           $     9,403    $     8,302


NOTE 6.   Other real estate owned consisted of the following at December 31:
OTHER REAL
ESTATE OWNED
                                        1996               1995
                                         (Dollars in Thousands)

     Foreclosed real estate             $    ---        $    600
     Property held for sale                  354             354
                                           -----           -----
           Total                        $    354        $    954


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




NOTE 8.
STOCK OPTION   The Company has stock option plans which reserves 59,050 shares of common stock for grants to key employees. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and an option's maximum term is ten years. A summary of the exercisable incentive stock options is presented below:


                                        Outstanding     Granted         Exercised       Expired         Outstanding
                                        Beginning       During          During          During          at End
                                        of Year         the Year        the Year        the Year        of Year
               1994
               Shares                    33,560          20,285           (8,340)            ---         45,505
               Weighted average
                exercise price          $ 20.97         $ 36.25         $  18.76        $    ---        $ 28.19

               1995
               Shares                    45,505           2,702          (15,220)           (750)        32,237
               Weighted average
                exercise price          $ 28.19         $ 37.00         $  19.54        $  36.25        $ 32.82

               1996
               Shares                    32,237          14,386             (250)           (200)        46,173
               Weighted average
                exercise price          $ 32.82         $ 37.50         $  36.25        $  36.25        $ 34.25

                At December 31, 1996, exercise prices on outstanding options ranged from $25.00 to $37.50 per share and the weighted average remaining contractual life was eight years.

                The Company accounts for its stock option plans in accordance with ABP Opinion No. 25, Accounting for Stock Issued to Employees, which does not allocate costs to stock options granted at current market values. The Company could, as an alternative, allocate costs to stock options using option pricing models, as provided in Statement of Financial
                Accounting Standards No. 123, Accounting for Stock-Based Compensation. Because of the limited number of options granted and the limited amount of trading activity in the Company's stock, management believes that stock options are best accounted for in accordance with APB Opinion No. 25. However, had the stock options been accounted for in accordance with SAFS No. 123, pro-forma amounts for net earnings and earnings per share would have been as follows for each of the years ending December 31,


                                                 1996         1995        1994


                Pro-forma net income
                 (in thousands)                  3,401        2,313       2,737
                                                 =====        =====       =====

                Pro-forma earnings per share      2.65         1.81        2.16
                                                  ====         ====       =====

                Pro-forma amounts were computed using a 6% discount rate over the term of the options and dividend rates which approximate current payments.



NOTE 9.     The components of income tax expense are as follows:
INCOME TAXES
                                     1996        1995        1994
                                        (Dollars in Thousands)

Currently payable                    $1,214      $ 572       $1,039
Deferred                                 95        225           97
Reported tax expense                 $1,309      $ 797       $1,136

The items that caused timing differences affecting deferred income taxes are as follows:

                                     1996        1995        1994
                                        (Dollars in Thousands)

Provision for loan losses            $  (8)      $  222      $  51
Other writedowns
  and adjustments                      ---          ---         86
Pension plan expenses                   32           15         30
Deferred loan fees, net                 21           27        (12)
Security gains and losses               (7)           3         (2)
Interest on certain
   non-accrual loans                     8          (77)       (124)
Alternative minimum taxes              ---          ---          51
Depreciation                            46           33         ---
Other                                    3            2          17
                                     $  95       $  225        $ 97

             A reconciliation of the "expected" Federal income tax expense on income before income taxes with the reported income tax expense follows:

                                     1996        1995        1994
                                        (Dollars in Thousands)

Expected tax expense (34%)           $  1,616   $  1,067   $  1,329
Interest expense on tax
 exempt assets                             38         25         18
Tax exempt interest                      (352)      (263)      (240)
Alternative minimum tax                   ---        ---         51
Disqualified incentive stock
  options                                 ---        (47)       (44)
Other, net                                  7         15         22
Reported tax expense                 $  1,309   $    797   $  1,136


             The components of the net deferred tax asset included in other assets are as follows at December 31:

                                           1996      1995
                                       (Dollars in thousands)

Components of Deferred Tax Liability
 Depreciation                            $  (110)    $   (64)
 Accretion of discounts on securities        (15)        (22)
 Net unrealized (gain) on
  available-for- sale securities             (25)       (273)
 Deferred loan fees and costs                (67)        (46)
 Other                                        (2)         (4)
  Deferred tax liability                    (219)       (409)

Components of Deferred Tax Asset
 Allowance for loan losses                   366         358
 Net unrealized loss on
  available-for-sale securities              ---          ---
 Interest on non-accrual loans               311         319
 Deferred compensation                        12          18
 Pension                                      25          56
 Deferred tax asset, net                  $  495      $  342


NOTE 10.    The Bank has noncancellable leases on premises and
LEASE       equipment expiring at various dates, including
COMMITMENTS extensions so the year 2011.  Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

      The total approximate minimum rental commitment at December
      31, 1996, under noncancellable leases is $1.05 million which is due as follows:


          Year         (Dollars in Thousands)

          1997                       $      144
          1998                              139
          1999                              126
          2000                               72
          2001                               72
          Remaining term of leases          497
          Total                      $    1,050

      The aggregate rental expense of premises and equipment was $104 thousand, $165 thousand and $178 thousand for 1996, 1995 and 1994, respectively.

NOTE 11.  The following table sets forth the Pension Plan's funded
PENSION   status and amounts recognized in the Bank's financial
PLAN      statements at December 31:

                                      1996           1995

(Dollars in Thousands)
      Actuarial present value of
        benefit obligations:
          Vested benefits             $   (1,723)   $   (1,533)
          Accumulated benefit
              obligation              $   (1,840)   $   (1,628)

      Projected benefit obligation$       (2,576)   $   (2,289)
      Plan assets at fair value            2,176         1,661
      Projected benefit
        obligation in excess
        of plan assets                      (400)         (628)
      Unrecognized net plan
        asset                                (62)          (75)
      Net deferrals                          390           537
      Pension plan liability
        included in consolidated
        balance sheets                $      (72)   $     (166)

      Net pension cost includes
       the following components:
          Service cost - benefits
            earned in the current
            period                    $      146    $      134
          Interest cost on projected
            benefit obligations              168           149
          Return on plan assets             (131)          (98)
          Recognition of unrecognized
            net plan asset                   (12)          (12)
          Amortization of net
            deferrals                         17            31
              Net pension cost        $      188    $      204

      Contributions to the Plan       $      282    $      248


      The actuarial present value of benefits and obligations were determined by use of the following assumptions:

                                          1996         1995

      Discount rate                       7.5%          7.5%
      Compensation increase               5.0%          5.0%
      Expected long term rate of
        return on assets                  7.5%          7.5%


NOTE 12.      The Bank has a defined contribution profit sharing and
PROFIT        thrift plan covering substantially all of its employees.
SHARING       The Bank may make profit sharing contributions to the plan as determined by the Board of Directors. In addition, the Bank matches thrift contributions by employees fifty cents for each dollar contributed. Expenses related to the plan totaled $261 thousand and $215 thousand in 1996 and 1995, respectively.



NOTE 13.      In the normal course of business, the Bank makes various
COMMITMENTS   commitments and incurs certain contingent liabilities.
AND           These commitments and contingencies represent off-
CONTINGENCIES balance sheet risk for the Bank.  To meet the financing needs of its customers, the Bank makes lending commitments under commercial lines of credit, home equity loans and construction and development loans. The Bank also incurs contingent liabilities related to irrevocable letters of credit.

 At December 31, 1996, the Bank had the following off-balance sheet items (in thousands):

     Commitments to extend credit:
      Home equity lines of credit            $   9,442
      Construction and development loans
       committed but not funded                  5,228
      Other lines of credit (principally
       commercial)                              19,201
                                               -------
                                             $  33,871

      Irrevocable letters of credit          $   1,071

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


NOTE 14.     The estimated fair values of the Bank's financial instruments
FAIR VALUE   at December 31, 1996 are as follows:
OF FINANCIAL
INSTRUMENTS

                                         Carrying       Fair
                                         Amount         Value

                                         (Dollars in Thousands)

     Cash and due from banks             $ 10,988      $ 10,988
     Investment securities,
     held-to-maturity                      24,967        24,820
     Investment securities,
       available-for-sale                  70,089        70,089
     Federal funds sold                       561           561
     Loans, net of allowances
       for loan losses                    196,254       195,793

     Deposits:
       Non-interest bearing
         deposits                          47,534        47,534
       Savings deposits                    96,196        96,196
       Certificates of Deposit            119,789       120,018

     Securities sold under repurchase
       agreement and federal
         funds purchased                   17,135        17,135

     Interest bearing U.S. Treasury
       demand notes and other liabilities
       for borrowed money                   2,301         2,301

     Commitments to extend credit          33,871        33,871

     Irrevocable letters of credit          1,071         1,071

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


NOTE 15. The Company is required to maintain minimum amounts of REGULARTORY capital to total "risk weighted" assets, as defined by the banking
MATTERS regulators. At December 31, 1996, The Company is required to have minimum Tier 1 and Total Capital ratios of 4.00% and 8.00% respectively. The Company's actual ratios at that date were 15.63% and 16.76%, respectively. The Company's leverage ratio at December 31, 1996 was 10.21%.

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national banking any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the banking subsidiary can distribute as dividends to the Company in 1997, without the approval of the Comptroller of the Currency, $4.00 million plus an additional amount equal to the Bank's retained net profits for 1997 up to the date of any dividend declaration.

The following are the summarized financial statements of the Company.

                                         OLD POINT FINANCIAL CORPORATION
                                                  PARENT ONLY
                                                 BALANCE SHEETS

As of December 31,
Dollars in thousands
                                                1996          1995
ASSETS
Cash in bank                                    $  143        $   122
Investment securities                            1,676          1,670
Total Loans                                         50             52
Investment in subsidiary                        30,456         28,396
Other real estate owned                              0              0
Other assets                                        75             88
                                                ------         ------
TOTAL ASSETS                                   $32,400        $30,328

LIABILITIES AND
  STOCKHOLDERS EQUITY
  Notes payable - bank                         $   ---        $    ---
Other liabilities                                  ---             ---
                                                ------          ------
  Total liabilities                                ---             ---
                                                ------          ------

Stockholders' equity                            32,400          30,328
                                                ------          ------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $32,400        $30,328

                                         OLD POINT FINANCIAL CORPORATION
                                                   PARENT ONLY
                                                INCOME STATEMENTS
For the year ended December 31,
Dollars in thousands
                                               1996           1995           1994
INCOME
Cash dividends from subsidiary                 $1,000         $1,000         $  950
Interest and Fees on Loans                          4              4              5
Interest income from
 investment securities                             94             96             63
Other income                                      ---            ---            ---
                                                -----          -----          -----

TOTAL INCOME                                    1,098          1,100          1,018

EXPENSES
Interest on borrowed money                        ---            ---            ---
Other expenses                                    251            274            244
                                                -----          -----          -----

TOTAL EXPENSES                                    251            274            244
                                                -----          -----          -----
Income before taxes and undistributed
  net income of subsidiary                        847            826            774
Income tax                                        (52)           (59)           (60)
                                                -----          -----          -----
Net income before undistributed
  net income of subsidiary                        899            885            834

Undistributed net income of subsidiary          2,546          1,457          1,939
                                                -----          -----          -----
NET INCOME                                     $3,445         $2,342         $2,773
                                                =====          =====          =====

                                                    OLD POINT FINANCIAL CORPORATION
                                                              PARENT ONLY
                                                       STATEMENTS OF CASH FLOWS
For the year ending December 31,               1996           1995           1994
Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                     $3,445         $2,342         $2,773

Adjustment to reconcile net income to
 net cash provided by operating activities:

  Equity in undistributed (income) losses of
   subsidiaries                                (2,546)        (1,457)        (1,939)
  Market write-down on other real estate
    owned                                         ---            ---            ---
  Increase (decrease) in other assets              12            (17)            95
  Increase (decrease) in other liabilities        ---            ---            ---
                                                -----          -----          -----
    Net cash provided by operating activities     911            868            929

CASH FLOWS FROM INVESTING ACTIVITIES

(Purchase)/Sales of Investments                   ---           (192)          (850)
Purchase of Premises and Equipment                ---            (21)           ---
(Increase) decrease in other real estate owned    ---            ---            435
Loans to Customers                                  2              2              2
                                                -----          -----          -----
    Net cash (used in) investing activities         2           (211)          (413)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in borrowed money             ---            ---            ---
Proceeds from issuance of common stock            ---             88            200
Dividends paid                                   (892)          (777)          (694)
                                                -----          -----          -----
    Net cash provided by financing activities    (892)          (689)          (494)

Net increase in cash and due from banks            21            (32)            22
Cash and due from banks at beginning of period    122            154            132
                                               ------          -----          -----
Cash and due from banks at end of period       $  143         $  122         $  154


Accounting Rule Changes

None.

Regulatory Requirements and Restrictions

For the reserve maintenance period in effect at December 31, 1996, 1995 and 1994 the bank was required to maintain with the Federal Reserve Bank of Richmond an average daily balance totalling approximately $5.7 million, $ 4.6 million, and $4.9 million respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant


      The eleven persons named below, all of whom currently serve as directors of the Company will be nominated to serve as directors until the 1998 Annual Meeting, or until their successors have been duly elected and have qualified.

                                                                                      Amount and Nature of
                                                Principal                             Beneficial Ownership
                                Director        Occupation For                        As of March 11, 1997
Name and (Age)                  Since <F1>      Past Five Years                       (Percent of Class) <F2>

Dr. Richard F. Clark (64)       1981            Pathologist                                 30,589  <F3>
                                                Sentara Hampton General Hospital            2.4%

Gertrude S. Dixon (83)          1981            Real Estate Management                      96,062  <F3>
                                                and Ownership                               7.5%

Russell Smith Evans Jr. (54)    1993            Assistant Treasurer and                     725*    <F3>
                                                Corporate Fleet Manager
                                                Ferguson Enterprises

G. Royden Goodson, III (41)     1994            President                                   1,950*
                                                Warwick Plumbing & Heating Corp.

Dr. Arthur D. Greene (52)       1994            Surgeon - Partner                           1,382*
                                                Tidewater Orthopaedic Associates

Stephen D. Harris (55)          1988            Attorney-at-Law - Partner                   4,200*
                                                Geddy, Harris & Geddy

John Cabot Ishon (50)           1989            President                                   6,290*  <F3>
                                                Hampton Stationery

Eugene M. Jordan (73)           1964            Attorney-at-Law                             13,890  <F3>
                                                Cumming, Hatchett & Jordan, P.C.            1.1%

John B. Morgan, II (50)         1994            President                                   1,200*  <F3>
                                                Morgan-Marrow Insurance

Dr. H. Robert Schappert (58)    1996            Veterinarian - Owner                        44,870  <F3>
                                                Beechmont Veterinary Hospital               3.5%

Robert F. Shuford (59)          1965            Chairman of the Board, President & CEO      71,858  <F3> <F4>
                                                Old Point Financial Corporation             5.6%
                                                Chairman of the Board, President & CEO
                                                Old Point National Bank



      *Represents less than 1.0% of the total outstanding shares.

<F1>
Refers to the year in which the individual first became a director of the Bank. Dr. Richard F. Clark, Gertrude S. Dixon, Eugene M. Jordan, and Robert F. Shuford became directors of the Company upon consummation of the Bank's reorganization on October 1, 1984. Russell Smith Evans, Jr. was elected April 27, 1993, G. Royden Goodson, III was elected on August 9, 1994, Dr. Arthur D. Greene was elected on August 9, 1994, John B. Morgan, II was elected on October 11, 1994, Stephen D. Harris was elected October 11, 1988, John Cabot Ishon was elected March 27, 1990, and, Dr. H. Robert Schappert was elected February 13, 1996. All present directors of the Company are directors of the Bank.

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

<F3>
Includes shares held (i) by their close relatives or held jointly with their spouses, (ii) as custodian or trustee for the benefit of their children or others, or (iii) as attorney-in-fact subject to a general power of attorney - Dr. Clark, 54 shares; Mrs. Dixon, 48,740 shares; Mr. Evans, 325 shares; Mr. Ishon, 1,640 shares; Mr. Jordan, 8,485 shares; Mr. Morgan, 1,000 shares; Dr. Schappert, 40,685 shares; and Mr. Shuford, 37,795 shares.

<F4>
Includes shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the Old
Point Stock Option Plans - Mr. Shuford 5,500.

      There are two family relationships among the directors and executive officers. Mr. Jordan is the father-in-law of Mr. Ishon. Mr. Shuford and Dr. Schappert are married to sisters. None of the directors serves as a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

There were no delinquent Securities and Exchange Form 4 filings during 1996.

In addition to the executive officer included in the preceding list of directors, the persons listed below were executive officers of the Company or its subsidiary as of December 31, 1996.

                        Executive       Principal
                        Officer         Occupation For
Name and (Age)          Since (1)       Past Five Years

John G. Sebrell (49)        1992        Executive Vice President
                                        Old Point Financial Corporation

Louis G. Morris (42)        1988        Senior Vice President and Treasurer
                                        Old Point Financial Corporation

Cary B. Epes (48)           1993        Senior Vice President
                                        Old Point Financial Corporation

W. Rodney Rosser (56)       1989        Senior Vice President and Secretary
                                        Old Point Financial Corporation

Margaret P. Causby (46)     1992        Senior Vice President
                                        Old Point National Bank

Patricia A. Orendorff (50)  1994        Senior Vice President and Cashier
                                        Old Point National Bank

Each of these executive officers owns less than 1% of the stock of the Company.

(1) Prior to employment with the Company, John G. Sebrell was Senior Vice President and Senior Credit Policy Officer at NationsBank. Cary B. Epes was Vice President and Commercial Account Manager at Crestar Bank. All other executive officers served in virtually the same capacity with the Company and/or the Bank prior to appointment as an executive officer.

Item 11. Executive Compensation


Cash Compensation

      The following table presents all compensation paid or accrued by the Company and the Bank to the Company's Chief Executive Officer and each executive officer whose salary and bonus for 1996 exceeded $100,000. Mr. Shuford is compensated by the Company and Mr. Sebrell is compensated by the Bank.

                                   SUMMARY COMPENSATION TABLE
                                       Annual Compensation

                                                                 Other
Name                                                             Annual       All Other
and                                                              Compen-      Compen-
Principal                     Salary          Bonus              sation       sation
Position             Year      ($)             ($)                ($)         ($)
Robert F. Shuford    1996    $147,900 <F1>   $10,000 <F2>       $ 3,500      $ 8,715 <F3>
Holding Company      1995    $147,900 <F1>   $     0            $ 2,891      $55,053 <F3>
Chairman, President  1994    $143,400 <F1>   $ 6,000 <F2>       $ 2,941      $42,610 <F3>
& CEO

John G. Sebrell      1996    $113,900 <F1>   $     0            $ 9,271      $  7,172 <F4>
Bank                 1995    $113,900 <F1>   $     0            $ 8,047      $  6,369 <F4>
President & CEO      1994    $110,400 <F1>   $12,244 <F2>       $ 8,631      $  5,682 <F4>

<F1>
      Salary includes directors' fees as follows: Mr. Shuford - 1996 of $3,900, 1995 of $3,900, and 1994 of $5,400; Mr. Sebrell - 1996 of
      $3,900 - 1995 of $3,900, and 1994 of $5,400.

<F2>
      Beginning in 1994, bonus consideration for Mr. Shuford and Mr. Sebrell was deferred until January of the following year so that year end results could be evaluated by the Compensation Committee.

<F3>
    Mr. Shuford has received other compensation as follows:

                                        1996            1995            1994
      Profit Sharing                  $4,395         $ 3,233         $ 3,001
      401(k) Matching Plan             4,320           4,320           4,149
      Split Dollar Life Insurance *        0          24,750           1,460
      Sale of ISO **                       0          22,750          34,000
                                      $8,715         $55,053         $42,610

      * The Split Dollar policy was awarded to Mr. Shuford in 1995. When this occurs the gain must be treated as compensation to the employee.

      ** When an incentive stock option (ISO) share is sold prior to a one year vesting period, the gain on the sale is treated as compensation to the employee.

<F4>
      Mr. Sebrell has received other compensation as follows:

                                          1996            1995            1994
        Profit Sharing                 $ 3,357        $  2,469         $ 2,285
        401(k) Matching Plan             3,300           3,300           3,159
        Split Dollar Life Insurance        515             600             238
                                         -----           -----           -----
                                       $ 7,172        $  6,369         $ 5,682

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is detailed in Part III, Item 10. of this Annual Report on Form 10-K.


Item 13. Certain Relationships and Related Transactions

Some of the Company directors, executive officers, and members of their immediate families, and corporations, partnerships and other entities of which such persons are officers, directors, partners, trustees, executors or beneficiaries, are customers of the Bank. As of December 31, 1996, borrowing by all policy making officers and directors amounted to $2.05 million. This amount represented 6.0% of the total equity capital accounts of the Company as of December 31, 1996. All loans and commitments to lend included in such transactions were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. It is the policy of the Bank to provide loans to officers who are not executive officers and to employees at more favorable rates than those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank expects to have in the future similar banking transactions with directors, officers, principal stockholders and their associates.

     The law firm of Cumming, Hatchett and Jordan, P.C. serves as legal counsel to the Bank. Mr. Eugene M. Jordan is a member of the firm. During 1996, the firm received from the Bank a retainer and fees totalling $63,180. Hampton Stationery, of which John Cabot Ishon is the owner, provided furniture and supplies to the Bank for which it paid $72,244 during 1996. In addition, Morgan-Marrow Company, of which John B. Morgan, II is President, provided insurance to the Bank during 1996. Geddy, Harris & Geddy, of which Stephen D. Harris is a partner, also provided legal services to the Bank during 1996.


                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

A.1  Financial Statements:

     The following audited financial statements are included in Part II,
     Item 8, of this Annual Report on Form 10-K.

     Consolidated Balance Sheets - December 31, 1996 and 1995
     Consolidated Statements of Income
        Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Changes in Stockholders' Equity
        Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows
        Years Ended December 31, 1996, 1995 and 1994
     Notes to Financial Statements
     Auditor's Report

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

B. Reports on Form 8-K:

   No Reports on Form 8-K were filed during the fourth quarter of 1996.



                                           Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.
                     OLD POINT FINANCIAL CORPORATION


                      /s/Robert F. Shuford
                      Robert F. Shuford, President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 28th day of March, 1997.

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