Form 10-Q
period 1997-03-31
OLD POINT FINANCIAL CORP
filed 1997-05-15
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For quarterly period Ended March 31, 1997

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


Registrant's telephone number, including area code (757) 722-7451

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


State the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997.

          Class                            Outstanding at April 30,  1997

          Common Stock, $5.00 par value    1,280,946 shares

                 OLD POINT FINANCIAL CORPORATION
                            FORM 10-Q

                              INDEX


                 PART I - FINANCIAL INFORMATION            Page
Item 1. Financial Statements . . . . . . . . . . . . . . . . 1

     Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996 . . . . . . . 1

     Consolidated Statement of Earnings
          Three months ended March 31, 1997 and 1996 . . . . 2

     Consolidated Statement of Cash Flows
          Three months ended March 31, 1997 and 1996 . . . . 3

     Consolidated Statements of Changes
               in Stockholders' Equity
          Three months ended March 31, 1997 and 1996 . . . . 4

     Notes to Consolidated Financial Statements  . . . . . . 5

          Parent Only Balance Sheets
               March 31, 1997 and December 31, 1996. . . . . 6

          Parent Only Statement of Earnings
               Three months ended March 31, 1997 and 1996. . 6

          Parent Only Statement of Cash Flows
               Three months ended March 31, 1997 and 1996. . 7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . 8

          Analysis of Changes in Net Interest Income . . . . 9

          Interest Sensitivity Analysis. . . . . . . . . . .12


                   PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .13


                               (i)

   PART 1. - FINANCIAL INFORMATION
   OLD POINT FINANCIAL CORPORATION
   Consolidated Balance Sheets                           March 31,        December 31
   (Unaudited)                                              1997              1996

   Assets
   Cash and due from banks........................    $  9,241,050      $ 10,938,066
   Interest bearing balances due from banks.......          31,536            50,429
   Securities available for sale, at market.......      66,004,354        70,088,789
   Securities to be held to maturity..............      24,966,684        24,967,429
   Trading account securities.....................           --                --
   Federal funds sold.............................      12,899,935           560,915
   Loans, total...................................     202,834,762       198,584,252
       Less reserve for loan losses...............       2,381,430         2,330,029
           Net loans..............................     200,453,332       196,254,223
   Bank premises and equipment....................       9,361,031         9,402,579
   Other real estate owned........................         568,864           353,864
   Other assets...................................       4,017,283         3,728,410

        Total assets..............................    $ 327,544,069     $ 316,344,704



   Liabilities

   Noninterest-bearing deposits...................    $ 49,487,280      $ 47,533,417
   Savings deposits...............................      98,906,850        96,196,174
   Time deposits..................................     124,264,963       119,789,184
      Total deposits..............................     272,659,093       263,518,775
   Federal funds purchased and securities sold
       under agreement to repurchase..............      16,427,627        17,135,126
   Interest-bearing demand notes issued to the
      United States Treasury and other liabilities
      for borrowed money..........................       4,032,015         2,301,267
   Other liabilities..............................       1,480,176           989,636

      Total liabilities...........................      294,598,911       283,944,804


   Stockholders' Equity

   Common stock, $5.00 par value..................       6,404,730         6,367,730

                              1997        1996
       Shares authorized...6,000,000   6,000,000
       Shares outstanding..1,280,946   1,273,546
   Surplus........................................       9,615,191         9,345,091
   Undivided profits..............................      17,153,386        16,638,880
   Unrealized gain/(loss) on securities ..........        (228,149)           48,199

       Total stockholders' equity.................      32,945,158        32,399,900

       Total liabilities and stockholders' equity.    $ 327,544,069     $ 316,344,704

                                               See accompanying notes
                                                          1


   OLD POINT FINANCIAL CORPORATION                      Three Months Ended
   Consolidated Statements of Earnings                   March 31,
   (Unaudited)                                              1997              1996
   Interest Income
   Interest and fees on loans.....................    $  4,405,873      $  4,199,063
   Interest on federal funds sold.................          40,426            40,876
   Interest on securities:
      Taxable.....................................       1,110,912         1,183,523
      Exempt from Federal income tax..............         273,600           179,937
         Total interest on securities.............       1,384,512         1,363,460

       Total interest income......................       5,830,811         5,603,399

   Interest Expense

   Interest on savings deposits...................         673,047           660,198
   Interest on time deposits......................       1,611,586         1,663,554
   Interest on federal funds purchased and securit
     sold under agreement to repurchase...........         185,349           182,070
   Interest on demand notes (note balances) issued
     United States Treasury and on other borrowed           22,167            21,624

       Total interest expense.....................       2,492,151         2,527,446

   Net interest income............................       3,338,662         3,075,953
   Provision for loan losses......................         100,000            50,000

   Net interest income after provision
    for loan loss.................................       3,238,662         3,025,953

   Other Income

   Income from fiduciary activities...............         434,850           389,838
   Service charges on deposit accounts............         422,990           487,336
   Other service charges, commissions and fees....         121,930            77,664
   Other operating income.........................         115,680           130,374
   Security gains (losses)........................            (707)                0
   Trading account income...............................         0                 0

       Total other income.........................       1,094,743         1,085,212

   Other Expenses

   Salaries and employee benefits.................       1,874,845         1,846,561
   Occupancy expense of Bank premises.............         212,181           187,739
   Furniture and equipment expense................         273,604           247,316
   Other operating expenses.......................         714,040           604,189

       Total other expenses.......................       3,074,670         2,885,805

   Income before taxes............................       1,258,735         1,225,360
   Applicable income taxes .......................         324,176           347,600

   Net income.....................................    $    934,559      $    877,760

   Per Share

   Based on weighted average number of
     common shares outstanding....................       1,275,257         1,273,537
   Net income.....................................    $       0.73      $       0.69

             See accompanying notes
                          2

   OLD POINT FINANCIAL CORPORATION                                      Three Months Ended
   Consolidated Statements of Cash Flows                                     March 31,
   (Unaudited)                                                        1997             1996
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................   $      934,559   $      877,760
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................          239,158          211,435
     Provision for loan losses...............................          100,000           50,000
     (Gains) loss on sale of investment securities, net......              707                0
     Net amortization & accretion of securities available for          131,311          215,927
     Net (increase) decrease in trading account..............                0                0
     (Increase) in other real estate owned...................         (215,000)               0
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)............         (146,512)        (384,161)
     Increase (decrease) in other liabilities................          490,540        1,010,476
       Net cash provided by operating activities.............        1,534,763        1,981,437

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ................................       (1,059,860)      (8,989,256)
     Proceeds from maturities & calls of securities .........        2,594,000        6,250,000
     Proceeds from sales of securities.......................        2,000,312                0
     Loans made to customers.................................      (23,816,444)     (17,694,398)
     Principal payments received on loans....................       19,517,336       14,762,377
     Proceeds from sales of other real estate owned..........                0          245,731
     Purchases of premises and equipment.....................         (197,610)        (667,939)
     (Increase) decrease in federal funds sold...............      (12,339,020)      (7,785,823)
       Net cash provided by (used in) investing activities...      (13,301,287)     (13,879,307)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits....        1,953,863        3,872,335
     Increase (decrease) in savings deposits.................        2,710,676          801,312
     Proceeds from the sale of certificates of deposit.......       11,065,275        8,710,326
     Payments for maturing certificates of deposit...........       (6,589,496)      (5,424,524)
     Increase (decrease) in federal funds purchased &
      repurchase agreements..................................         (707,499)        (896,776)
     Increase (decrease) in other borrowed money.............        1,730,748        3,142,810
     Proceeds from issuance of common stock..................          142,100                0
     Dividends paid..........................................         (255,052)        (200,400)
       Net cash provided by financing activities.............       10,050,615       10,005,083

       Net increase (decrease) in cash and due from banks....       (1,715,909)      (1,892,787)
       Cash and due from banks at beginning of period........       10,988,495       10,931,545
       Cash and due from banks at end of period..............   $    9,782,586   $    9,038,758


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..............................................        2,479,767        2,477,201
       Income taxes..........................................                0                0

                  OLD POINT FINANCIAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Unaudited)
                                                                                                         Unrealized
                                              Common Stock                                 Undivided     Gain/(Loss)
                                                 Shares         Amount         Surplus      Profits      On Securities     Total


FOR THREE MONTHS ENDED MARCH 31, 1997
Balance at beginning of period..........       1,273,546     $6,367,730     $9,345,091     16,638,880        48,199     32,399,900
Net income..............................            --             --             --          934,559          --          934,559
Sale of common stock....................           7,400         37,000        270,100       (165,000)         --          142,100
Cash dividends............... ..........            --             --             --         (255,053)         --         (255,053)
Increase in unrealized gain on securities           --             --             --             --        (276,348)      (276,348)

Balance at end of period................       1,280,946     $6,404,730     $9,615,191    $17,153,386     ($228,149)   $32,945,158




FOR THREE MONTHS ENDED MARCH 31, 1996

Balance at beginning of period..........       1,273,537     $6,367,685     $9,344,798     14,085,650       529,784     30,327,917
Net income..............................            --             --             --          877,760          --          877,760
Sale of common stock....................            --             --             --             --            --             --
Cash dividends............... ..........            --             --             --         (200,400)         --         (200,400)
Increase in unrealized gain on  securities          --             --             --             --        (496,893)      (496,893)

Balance at end of period................       1,273,537     $6,367,685     $9,344,798    $14,763,010       $32,891    $30,508,384

                                         See accompanying notes

                      OLD POINT FINANCIAL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant's 1996 Annual Report to Shareholders and Form 10-K.

2. Earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented.


    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                          March 31,     December 31
    (Unaudited)                                            1997          1996
    Assets
    Cash in bank................................      $   217,116   $     142,683
    Investment Securities.......................        1,874,347       1,675,761
    Total Loans.................................                0          49,884
    Investment in Subsidiary....................       30,851,874      30,456,307
    Equipment...................................                0          14,411
    Other assets................................            8,721          60,854

    Total Assets................................      $ 32,952,058  $  32,399,900

    Liabilities and Stockholders' Equity
    Total Liabilities...........................      $      6,900   $          0
    Stockholders' Equity........................        32,945,158     32,399,900

    Total Liabilities & Stockholders' Equity....      $ 32,952,058   $ 32,399,900





    OLD POINT FINANCIAL CORPORATION                     Three Months Ended:
    Parent only Income Statements                       March 31,
    (Unaudited)                                            1997          1996
    Income
    Cash dividends from Subsidiary..............      $   250,000   $   250,000
    Interest and fees on loans..................              579         1,097
    Interest income from investment securities..           24,471        20,589
    Gains (losses) from sale of investment
     securities.................................                0             0
    Other income................................                0             0
    Total Income................................          275,050       271,686

    Expenses
    Salaries and employee benefits..............                0        50,209
    Other expenses..............................            4,573        11,198
    Total Expenses..............................            4,573        61,407
    Income before taxes & undistributed
        net income of subsidiary................          270,477       210,279

    Income tax..................................            6,900       (12,400)
    Net income before undistributed
      net income of subsidiary..................          263,577       222,679
    Undistributed net income of subisdiary......          670,982       655,081

    Net Income..................................      $   934,559   $   877,670

                                                                         - 6 -

    OLD POINT FINANCIAL CORPORATION                     Three Months Ended:
    Parent only Statements of Cash Flows                March 31,
    (Unaudited)                                            1997          1996
    Cash Flows from Operating Activities:
    Net Income..................................      $   934,559   $   877,760
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income of
         subsidiary.............................         (670,982)     (655,081)
      Depreciation..............................                0           888
        Gains(losses) on sale of securities [net]               0             0
        (Increase) Decrease in other assets.....           52,614        47,404
        Increase (decrease in other liabilities)            6,900             0
    Net cash provided by operating activities...          323,091       270,971

    Cash flows from investing activities:
    (Increase)decrease in investment securities.         (200,000)            0
    Sale of Assets..............................           14,411
    Repayment of loans by customers.............           49,884           570
    Net cash provided by investing activities...         (135,705)          570

    Cash flows from financing activities:
    Proceeds from issuance of common stock......          142,100             0
    Dividends paid..............................         (255,053)     (200,400)
    Net cash provided by financing activities...         (112,953)     (200,400)

    Net increase (decrease) in cash & due
      from banks................................           74,443        71,141

    Cash & due from banks at beginning of period
      of period.................................          142,683       122,263
    Cash & due from banks at end of period......      $   217,116   $   193,404

Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Summary
     Net income for the first quarter of 1997 increased 6% to $934,559 from $877,760 for the comparable period in 1996. Earnings per share were $0.73 in the first quarter of 1997 compared with $0.69 in 1996.

     Return on average assets was 1.18% for the first quarter of 1997 and 1.15% for the comparable period in 1996. Return on average equity was 11.34% for the first quarter of 1997 and 11.44% for the first quarter of 1996.

Net Interest Income
     Net interest income, on a fully tax equivalent basis, increased $307,000, or 10%, for the first three months of 1997 over 1996. Average earning assets increased 3% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, increased from 4.43% in 1996 to 4.71% in 1997.

     Comparing the first quarter 1997 to 1996, average loans increased 4% while average federal funds sold decreased 10% and average investment securities increased 1%. Certificates of deposit increased 2% and interest checking and savings accounts increased 2%.

     Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS                       For the quarter ended March 31,
   (Fully taxable equivalent basis)*                1997                            1996

                                                              Average                         Average
                                                    Interest  Rates                 Interest  Rates
                                        Average     Income/   Earned/    Average    Income/   Earned/
   Dollars in thousands                 Balance     Expense   Paid       Balance    Expense   Paid
   Loans **...........................  $200,584    $4,428    8.83%      $192,291   $4,226    8.79%
   Investment securities:
     Taxable..........................    73,362     1,111    6.06%        80,155    1,183    5.90%
     Tax-exempt.......................    20,371       415    8.15%        12,596      273    8.66%
       Total investment securities....    93,733     1,526    6.51%        92,751    1,456    6.28%
   Federal funds sold.................     3,123        40    5.12%         3,464       41    4.73%
     Total earning assets.............  $297,440    $5,994    8.06%      $288,506   $5,723    7.93%


   Time and savings deposits:
     Interest-bearing transaction
       accounts.......................  $   25,920  $  142    2.19%      $ 49,458   $  298    2.41%
     Money market deposit accounts....      46,287     358    3.09%        19,529      179    3.67%
     Savings accounts.................      25,632     173    2.70%        27,118      183    2.70%
     Certificates of deposit, $100,000
       or more........................      16,923     230    5.44%        16,031      219    5.46%
     Other certificates of deposit....     104,282   1,382    5.30%       103,187    1,445    5.60%
       Total time and savings deposits     219,044   2,285    4.17%       215,323    2,324    4.32%
   Federal funds purchased and
     securities sold under agreement
     to repurchase....................      16,121     185    4.59%        14,933      182    4.88%
   Other short term borrowings........       1,687      22    5.22%         1,419       22    6.20%
     Total interest bearing liabilities $  236,852   2,492    4.21%      $231,675   $2,528    4.36%

   Net interest income/yield..........              $3,502    4.71%                 $3,195    4.43%




   * Tax equivalent yields based on 34% tax rate.
   ** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis

                                                 - 9 -


Provision/Allowance for Loan Losses
     The provision for loan losses increased to $100,000 during the first three months of 1997 compared with $50,000 for the same period in 1996. Loans charged off (net of recoveries) were $48,598 in the first three months of 1997, compared to $14,432 for the same period in 1996. On an annualized basis net loan charge-offs were 0.10% of total loans for the first quarter of 1997 compared with 0.03% for the same period in 1996.

     On March 31, 1997 nonperforming assets totalled $1.86 million compared with $3.15 million on March 31, 1996. The March 1997 total consisted of $215 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $1.29 million in nonaccrual loans. The March 1996 total consisted of $354 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $2.44 million in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $1.16 million as of March 31, 1997 compared with $652 thousand on March 31, 1996.

The allowance for loan losses on March 31, 1997 was $2.38 million. It represented a multiple of 1.28 times nonperforming assets and
1.85 times nonperforming loans. The allowance for loan losses on March 31, 1997 was 1.17% of loans compared to 1.20% at March 31, 1996.

Other Income
     Other income increased $9,531 or 0.88%, for the first three months of 1997 over the same period in 1996. Income from fiduciary activities increased 12%.

Other Expenses
     Other expenses increased $188,865 or 6.5%, in the first three months of 1997 over 1996. Salaries and employees benefits increased 1.5% due to normal increases in pay. Furniture and equipment expense increased $26,288, or 11%.

     The Company has started construction of a 15,000 square-foot building in Oyster Point of Newport News. This facility will house the Old Point Commercial Lending Department as well as the Real Estate Lending Department. The new building will also be home to the Trust and Financial Services Departments.
The building will be ready for occupancy late in early 1998.

Financial Condition
     At March 31, 1997 total assets were $327.5 million, up from $316.3 million at December 31, 1996. Total loans increased $4.3 million, or 2.1% and investment securities decreased $4.1 million, or 4.3%, in 1997. Total deposits increased $9.1 million, or 3.5% in 1997; and interest bearing demand notes to the United States Treasury increased $1.7 million, or 76.2%, while repurchase agreements, used as a cash management vehicle by commercial customers, decreased $707 thousand, or 4.1%.


Capital Resources
     The Company's capital position remains strong as evidenced by the regulatory capital measurements. At March 31, 1997 the Tier I capital ratio was 15.48%, the total capital ratio was 16.59% and the leverage ratio was 10.43%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.


Liquidity and Interest Sensitivity
     Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The liquidity position of the Company is adequate in light of the increase in short term investment securities and federal funds sold.
     The Company was liability sensitive as of March 31, 1997. There were $73.1 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of March 31, 1997.


    INTEREST SENSITIVITY ANALYSIS
    As of March 31, 1997                                    MATURITY
    (in thousands)                       Within      4-12       1-5    Over 5
                                        3 Months   Months     Years     Years   Total

    Uses of funds
    Federal funds sold................   12,900      --        --        --      12,900
    Taxable investments...............    7,326    12,705    45,228     5,279    70,538
    Tax-exempt investments............     --         155       828    19,451    20,434
      Total investments...............   20,226    12,860    46,056    24,730   103,872

    Loans:
      Commercial......................   31,794     8,653    20,460       768    61,675
      Tax-exempt......................    2,017        45       174       129     2,365
      Installment.....................    4,387    12,043    35,151     2,430    54,011
      Real estate.....................   18,922    19,107    34,679    11,465    84,173
      Other...........................      254      --         352         4       610
    Total loans.......................   57,374    39,848    90,816    14,796   202,834

    Total earning assets..............   77,600    52,708   136,872    39,526   306,706


    Sources of funds

    Interest checking deposits........   26,267      --        --        --      26,267
    Money market deposit accounts.....   46,665      --        --        --      46,665
    Regular savings accounts..........   25,974      --        --        --      25,974
    Certificates of deposit.........
      $100,000 or more................    3,813     7,450     6,124      --      17,387
    Other time deposits...............   27,069    46,552    33,258      --     106,879
    Federal funds purchased and
      securities sold under
      agreements to repurchase........   16,928        --      --        --      16,928
    Other borrowed money..............    4,000        --        32      --       4,032

    Total interest bearing liabilities  150,716    54,002    39,414         0   244,132


    Rate sensitivity GAP..............  (73,116)   (1,294)   97,458    39,526    62,574

    Cumulative GAP....................  (73,116)   (74,410)  23,048    62,574

                 - 12 -


PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
          (a)  none
          (b) No Reports on Form 8-K were filed during the first quarter of 1997.

                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 OLD POINT FINANCIAL CORPORATION
                          May 13, 1997




     By:  /s/Robert F. Shuford

          President and Director
          Principal Executive Officer








     By:  /s/Louis G. Morris

          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer