Form 10-K405/A
period 1996-12-31
OLD POINT FINANCIAL CORP
filed 1997-07-10
CIK 740971

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

Independent Auditors' Report
To the Board of Directors
Old Point Financial Corporation
Hampton, Virginia


We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Old Point Financial Corporation and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/Eggleston Smith P.C.

January 14, 1997
Newport News, Virginia



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