Form 10-Q
period 1997-06-30
OLD POINT FINANCIAL CORP
filed 1997-08-14
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For quarterly period Ended June 30, 1997

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


State the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997.

          Class                              Outstanding at July 31, 1997

          Common Stock, $5.00 par value      1,283,086 shares


                        OLD POINT FINANCIAL CORPORATION
                                  FORM 10-Q

                                    INDEX


                 PART I - FINANCIAL INFORMATION
                                                        Page
Item 1. Financial Statements . . . . . . . . . . . . . . .1

     Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996. . . . . .  1

     Consolidated Statement of Earnings
          Three months ended June 30, 1997 and 1996  . .  2
          Six months ended June 30, 1997 and 1996. . . . .2

     Consolidated Statement of Cash Flows
          Six months ended June 30, 1997 and 1996  . . .  3

     Consolidated Statements of Changes in Stockholders' Equity
          Six months ended June 30, 1997 and 1996  . . .  4

     Notes to Consolidated Financial Statements  . . . .  5

          Parent Only Balance Sheets
               June 30, 1997 and December 31, 1996 . . .  6

          Parent Only Statement of Earnings
               Three months ended June 30, 1997 and 1996  6
               Six months ended June 30, 1997 and 1996 . .6

          Parent Only Statement of Cash Flows
               Six months ended June 30, 1997 and 1996  7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . .  8

          Analysis of Changes in Net Interest Income . .  9

          Interest Sensitivity Analysis. . . . . . . . . 12


                   PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . 13

                               (i)


   PART 1. - FINANCIAL INFORMATION
   OLD POINT FINANCIAL CORPORATION
   Consolidated Balance Sheets                            June 30,          December 31,
   (Unaudited)                                             1997                 1996
   Assets

   Cash and due from banks........................   $    10,672,965      $    10,938,067
   Interest bearing balances due from banks.......            48,416               50,428
   Securities available for sale, at market.......        68,510,342           70,088,789
   Securities to be held to maturity..............        29,967,806           24,967,429
   Trading account securities.....................             --                   --
   Federal funds sold.............................         3,910,726              560,915
   Loans, total (excluding unearned income).......       212,120,586          198,584,252
       Less reserve for loan losses...............         2,404,726            2,330,029
                                                         -----------          -----------
           Net loans..............................       209,715,860          196,254,223
   Bank premises and equipment....................         9,369,991            9,402,579
   Other real estate owned........................           473,864              353,864
   Other assets...................................         3,923,342            3,728,410
                                                         -----------          -----------
        Total assets..............................   $   336,593,312      $   316,344,704
                                                         ===========          ===========


   Liabilities

   Noninterest-bearing deposits...................   $    52,302,061      $    47,533,417
   Savings deposits...............................        98,120,250           96,196,174
   Time deposits..................................       128,141,766          119,789,184
                                                         -----------          -----------
      Total deposits..............................       278,564,077          263,518,775
   Federal funds purchased and securities sold und
       agreement to repurchase....................        18,748,044           17,135,126
   Interest-bearing demand notes issued to the Uni
      Treasury and other liabilities for borrowed          4,029,753            2,301,267
   Other liabilities..............................         1,245,261              989,636
                                                         -----------          -----------
      Total liabilities...........................       302,587,135          283,944,804


   Stockholders' Equity

   Common stock, $5.00 par value..................         6,404,730            6,367,730

                            1997        1996
                           -------     -------
       Shares authorized..6,000,000   6,000,000
       Shares outstanding.1,280,946   1,273,546
   Surplus........................................         9,615,191            9,345,091
   Undivided profits..............................        17,800,000           16,638,880
   Unrealized gain/(loss) on securities ..........           186,256               48,199
                                                         -----------          -----------
       Total stockholders' equity.................        34,006,177           32,399,900
                                                         -----------          -----------
       Total liabilities and stockholders' equity.   $   336,593,312      $   316,344,704
                                                         ===========          ===========

     See accompanying notes


   OLD POINT FINANCIAL CORPORATION                                Three Months Ended                         Six Months Ended
   Consolidated Statements of Earnings                                  June 30,                                 June 30,
   (Unaudited)                                                 1997                1996                  1997              1996
   Interest Income

   Interest and fees on loans.....................   $     4,644,469      $     4,395,781       $    9,050,342     $   8,594,844
   Interest on federal funds sold.................            62,469               81,918              102,895           122,794
   Interest on securities:
      Taxable.....................................         1,146,187            1,187,664            2,257,099         2,371,187
      Exempt from federal income tax..............           306,180              204,830              579,780           384,767
   Interest on trading account securities.........                 0                    0                    0                 0
                                                           ---------            ---------            ---------         ---------
         Total interest on securities.............         1,452,367            1,392,494            2,836,879         2,755,954
                                                           ---------            ---------            ---------         ---------
       Total interest income......................         6,159,305            5,870,193           11,990,116        11,473,592

   Interest Expense

   Interest on savings deposits...................           691,562              679,700            1,364,609         1,339,898
   Interest on time deposits......................         1,705,920            1,653,531            3,317,506         3,317,085
   Interest on federal funds purchased and securit
     sold under agreement to repurchase...........           191,778              166,963              377,129           349,033
   Interest on demand notes (note balances) issued
     United States Treasury and on other borrowed             29,530               17,861               51,697            39,485
                                                           ---------            ---------            ---------         ---------
       Total interest expense.....................         2,618,790            2,518,055            5,110,941         5,045,501

   Net interest income............................         3,540,515            3,352,138            6,879,175         6,428,091
   Provision for loan losses......................           100,000              250,000              200,000           300,000
                                                           ---------            ---------            ---------         ---------
   Net interest income after provision for
       loan loss..................................         3,440,515            3,102,138            6,679,175         6,128,091

   Other Income

   Income from fiduciary activities...............           434,850              389,838              869,700           779,676
   Service charges on deposit accounts............           430,532              484,347              853,523           971,683
   Other service charges, commissions and fees....           149,183               95,285              271,113           172,949
   Other operating income.........................            42,146               34,441              157,826           164,815
   Income from trading account....................                 0                    0                    0                 0
   Security gains (losses)........................            (3,361)                 (28)              (4,068)              (28)
                                                           ---------            ---------            ---------         ---------
       Total other income.........................         1,053,350            1,003,883            2,148,094         2,089,095

   Other Expenses

   Salaries and employee benefits.................         1,941,227            1,840,666            3,816,072         3,687,227
   Occupancy expense of Bank premises.............           205,345              181,642              417,526           369,381
   Furniture and equipment expense................           263,044              250,156              536,648           497,472
   Other operating expenses.......................           870,945              672,635            1,584,985         1,276,824
                                                           ---------            ---------            ---------         ---------
       Total other expenses.......................         3,280,561            2,945,099            6,355,231         5,830,904

   Income before taxes............................         1,213,304            1,160,922            2,472,038         2,386,282
   Applicable income taxes .......................           310,500              322,674              634,676           670,274
                                                           ---------            ---------            ---------         ---------
   Net income.....................................   $       902,804      $       838,248       $    1,837,362     $   1,716,008

   Per Share

   Based on weighted average number of
     common shares outstanding....................         1,280,946            1,273,537            1,278,117         1,273,537
   Net income.....................................   $          0.70      $          0.66       $         1.44     $        1.35


     See accompanying notes
                                                                           -2-



   OLD POINT FINANCIAL CORPORATION                                      Six Months Ended
   Consolidated Statements of Cash Flows                                    June 30,
   (Unaudited)                                                       1997           1996
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................   $  1,837,362   $  1,716,008
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................        468,476        427,607
     Provision for loan losses...............................        200,000        300,000
     (Gains) loss on sale of investment securities, net......          4,068             28
     Net amortization & accretion of securities available for        236,188        389,657
     Net (increase) decrease in trading account..............              0              0
     (Increase) in other real estate owned...................       (265,000)             0
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)............       (266,052)       (19,929)
     Increase (decrease) in other liabilities................        255,625        245,059
                                                                   ---------      ---------
       Net cash provided by operating activities.............      2,470,667      3,058,430

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ................................    (13,064,823)   (22,601,603)
     Proceeds from maturities & calls of securities .........      3,594,000     16,250,000
     Proceeds from sales of available-for-sale securities....      6,017,813              0
     Proceeds from sales of held-to-maturity securities.....               0              0
     Loans made to customers.................................    (56,384,292)   (45,111,339)
     Principal payments received on loans....................     42,722,655     39,022,495
     Proceeds from sales of other real estate owned..........        145,000        246,477
     Purchases of premises and equipment.....................       (435,888)    (1,312,906)
     (Increase) decrease in federal funds sold...............     (3,349,811)       240,316
                                                                   ----------    ----------
       Net cash provided by (used in) investing activities...     (20,755,346)  (13,266,560)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits....      4,768,644      4,981,154
     Increase (decrease) in savings deposits.................      1,924,076       (914,823)
     Proceeds from the sale of certificates of deposit.......     25,959,615     24,170,548
     Payments for maturing certificates of deposit...........    (17,607,033)   (21,255,893)
     Increase (decrease) in federal funds purchased &
      repurchase agreements..................................      1,612,918         96,343
     Increase (decrease) in other borrowed money.............      1,728,486      3,484,167
     Proceeds from issuance of common stock..................        142,100              0
     Dividends paid..........................................       (511,241)      (407,533)
                                                                  ----------    ----------
       Net cash provided by financing activities.............     18,017,565     10,153,963

       Net increase (decrease) in cash and due from banks....       (267,114)       (54,167)
       Cash and due from banks at beginning of period........     10,988,495     10,931,545
                                                                  ----------    ----------
       Cash and due from banks at end of period..............   $ 10,721,381   $ 10,877,378
                                                                  ==========     ==========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..............................................      5,084,286      4,995,256
       Income taxes..........................................        700,000        700,000

   See accompanying notes
                             - 3 -


OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
                                                                                                     Unrealized
                                                  Common Stock                        Undivided     Gain/(Loss)
                                                  Shares       Amount      Surplus     Profits      On Securities      Total
   FOR SIX MONTHS ENDED JUNE 30, 1997

   Balance at beginning of period..............   1,273,546   $6,367,730  $9,345,091   16,638,880      48,199         32,399,900
   Net income..................................        --           --          --      1,837,362       --             1,837,362
   Sale of common stock........................       7,400       37,000     270,100     (165,000)      --               142,100
   Cash dividends............... ..............        --           --          --       (511,242)      --              (511,242)
   Increase in unrealized gain on securities...        --           --          --          --        138,057            138,057
                                                   ---------------------------------------------------------------------------
   Balance at end of period....................   1,280,946   $6,404,730  $9,615,191  $17,800,000    $186,256        $34,006,177




   FOR SIX MONTHS ENDED JUNE 30, 1996

   Balance at beginning of period...............  1,273,537   $6,367,685  $9,344,798   14,085,650     529,784         30,327,917
   Net income...................................        --           --          --     1,716,008         --           1,716,008
   Sale of common stock.........................        --           --          --          --           --               --
   Cash dividends............... ...............        --           --          --      (407,532)        --            (407,532)
   Increase in unrealized gain on  securities...        --           --          --          --      (780,579)          (780,579)
                                                   -----------------------------------------------------------------------------
   Balance at end of period.....................  1,273,537   $6,367,685  $9,344,798  $15,394,126    ($250,795)      $30,855,814


See accompanying notes
                                   -4-

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


    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                           June 30,     December 31,
    (Unaudited)                                            1997          1996
    Assets
    Cash in bank................................      $   203,320   $   142,683
    Investment Securities.......................        1,877,175     1,675,761
    Total Loans.................................                0        49,884
    Investment in Subsidiary....................       31,918,422    30,456,307
    Equipment...................................                0        14,411
    Other assets................................            7,760        60,854
                                                       ----------    ----------
    Total Assets................................      $34,006,677   $32,399,900
                                                       ==========    ==========
    Liabilities and Stockholders' Equity
    Total Liabilities...........................      $       500   $         0
    Stockholders' Equity........................       34,006,177    32,399,900
                                                       ----------    ----------
    Total Liabilities & Stockholders' Equity....      $34,006,677   $32,399,900
                                                       ==========    ==========


    OLD POINT FINANCIAL CORPORATION                           Three Months Ended:          Six Months Ended:
    Parent only Income Statements                                  June 30,                    June 30,
    (Unaudited)                                            1997          1996           1997          1996
    Income
    Cash dividends from Subsidiary..............      $   250,000   $   250,000    $   500,000   $   500,000
    Interest and fees on loans..................                0         1,082            579         2,179
    Interest income from investment securities..           27,234        26,232         51,705        46,821
    Gains (losses) from sale of investment secur                0             0              0             0
    Other income................................                0             0              0             0
                                                         --------      --------       --------      --------
    Total Income................................          277,234       277,314        552,284       549,000

    Expenses
    Salaries and employee benefits..............                0        49,339              0        99,548
    Other expenses..............................           27,940        26,086         32,514        37,284
                                                         --------      --------       --------      --------
    Total Expenses..............................           27,940        75,425         32,514       136,832
                                                         --------      --------       --------      --------
    Income before taxes & undistributed
        net income of subsidiary................          249,294       201,889        519,770       412,168

    Income tax..................................              500       (17,400)         7,400       (29,800)
                                                         --------      --------       --------      --------
    Net income before undistributed
      net income of subsidiary..................          248,794       219,289        512,370       441,968
    Undistributed net income of subisdiary......          654,010       618,959      1,324,992     1,274,040
                                                         --------      --------       --------      --------
    Net Income..................................      $   902,804   $   838,248    $ 1,837,362   $ 1,716,008
                                                         ========      ========      =========     =========


    OLD POINT FINANCIAL CORPORATION                        Six Months Ended:
    Parent only Statements of Cash Flows                       June 30,
    (Unaudited)                                            1997          1996
    Cash Flows from Operating Activities:
    Net Income..................................      $ 1,837,362   $ 1,716,008
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income of subsidiary   (1,324,992)   (1,274,040)
      Depreciation..............................                0         1,776
        Gains(losses) on sale of securities [net                0             0
        (Increase) Decrease in other assets.....           52,614        29,285
        Increase (decrease in other liabilities)              500             0
                                                       ----------    ----------
    Net cash provided by operating activities...          565,484       473,029

    Cash flows from investing activities:
    (Increase)decrease in investment securities.         (200,000)            0
    Sale of equipment...........................           14,411             0
    Repayment of loans by customers.............           49,884           763

    Net cash provided by investing activities...         (135,705)          763
                                                       ----------    ----------
    Cash flows from financing activities:
    Proceeds from issuance of common stock......          142,100             0
    Dividends paid..............................         (511,242)     (407,532)
                                                       ----------    ----------
    Net cash provided by financing activities...         (369,142)     (407,532)

    Net increase (decrease) in cash & due from banks       60,637        66,260

    Cash & due from banks at beginning of period          142,683       122,263
                                                       ----------    ----------
    Cash & due from banks at end of period......      $   203,320   $   188,523
                                                       ==========    ==========
                       - 7 -

Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Summary
     Net income for the second quarter of 1997 increased 7.7% to $902,804 from $838,248 for the comparable period in 1996. Earnings per share were $0.70 in the second quarter of 1997 compared with $0.66 in 1996.

     For the six months ended June 30, 1997 net income increased
7.1% to $1,837,362 from $1,716,008 in 1996.  Earnings per share were $1.44 for the first six months of 1997 compared with $1.35 in 1996.

     Return on average assets was 1.10% for the second quarter of 1997 and 1.07% for the comparable period in 1996. Return on average equity was 10.72% for the second quarter of 1997 and 10.89% for the second quarter of 1996.

     For the six months ended June 30, 1997 and 1996 return on average assets was 1.14% and 1.11% respectively. Return on average equity was 11.02% in 1997 and 11.16% in 1996.


Net Interest Income
     Net interest income, on a fully tax equivalent basis, increased $193 thousand, or 5.5%, for the second quarter of 1997 over 1996. Average earning assets increased 3.3% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, increased from 4.67% in 1996 to 4.78% in 1997.

     For the six months ended June 30, 1997 net interest income increased $540 thousand, or 8.1%, over the comparable period in
1996.   Average earning assets increased 4.8% and the net interest yield increased from 4.62% in 1996 to 4.77% in 1997. This increase in earning assets is primarily due to loan growth. Based on a six month average, Commercial loans grew by 15%, Real Estate by 3% and Installment loans by 4% over 1996. During 1997 there has been a shift in investment securities from taxable to tax exempt which have higher tax equivalent yields. Interest rates on deposits decreased during 1997 over the comparable period in 1996 contributing to the increase in the net interest yield.



Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS                  For the quarter ended June 30,
   (Fully taxable equivalent basis) *           1997                         1996
                                                                Average                      Average
                                                        Interest  Rates              Interest  Rates
                                              Average   Income/  Earned/   Average   Income/  Earned/
   Dollars in thousands                       Balance   Expense    Paid    Balance   Expense    Paid
   Loans (net of unearned income)**.........  $207,269  $4,624    8.92%    $192,178  $4,421     9.20%
   Investment securities:
     Taxable................................    73,297   1,146    6.25%      85,302   1,188     5.57%
     Tax-exempt.............................    22,842     464    8.13%      14,648     310     8.47%
                                               -------   -----              -------   -----
       Total investment securities..........    96,139   1,610    6.70%      99,950   1,498     5.99%
   Federal funds sold.......................     4,529      62    5.48%       5,896      82     5.56%
                                               -------   -----              -------   -----
     Total earning assets...................  $307,937  $6,296    8.18%    $298,024  $6,001     8.05%


   Time and savings deposits:
     Interest-bearing transaction accounts..  $ 26,307  $  145    2.20%    $ 50,788  $  305     2.40%
     Money market deposit accounts..........    47,378     369    3.12%      20,884     194     3.72%
     Savings accounts.......................    25,863     177    2.74%      26,517     181     2.73%
     Certificates of deposit, $100,000......    17,721     250    5.64%      17,494     239     5.46%
     Other certificates of deposit..........   108,378   1,456    5.37%     103,408   1,414     5.47%
                                               -------   -----              -------   -----
       Total time and savings deposits......   225,647   2,397    4.25%     219,091   2,333     4.26%
     Federal funds purchased and securities
      under agreement to repurchase..........   16,474     193    4.69%      14,888     167     4.49%
   Other short term borrowings..............     2,136      30    5.62%       1,579      18     4.56%
                                               -------   -----              -------   -----
     Total interest bearing liabilities.....  $244,257   2,620    4.29%    $235,558   2,518     4.28%

   Net interest income/yield................            $3,676    4.78%              $3,483     4.67%
                                                         =====    ====                =====     ====
                                                For the six months ended June 30,
                                                1997                                  1996
                                                                 Average                      Average
                                                        Interest  Rates              Interest  Rates
                                              Average   Income/  Earned/   Average   Income/  Earned/
   Dollars in thousands                       Balance   Expense    Paid    Balance   Expense    Paid
   Loans (net of unearned income)**.........  $203,927  $9,093    8.92%    $190,767  $ 8,647    9.07%
   Investment securities:
     Taxable................................    73,329   2,257    6.16%      79,782    2,371     5.94%
     Tax-exempt.............................    21,607     878    8.13%      13,622      583     8.56%
                                               -------   -----              -------    -----
       Total investment securities..........    94,936   3,135    6.60%     93,404     2,954     6.33%
   Federal funds sold.......................     3,826     103    5.38%      4,680       123     5.26%
                                               -------    -----              -------   -----
     Total earning assets...................  $302,689  $12,331    8.15%   $288,851  $11,724     8.12%


   Time and savings deposits:
     Interest-bearing transaction accounts..  $ 26,113  $  288    2.21%    $ 50,123  $   603     2.41%
     Money market deposit accounts..........    46,833     727    3.10%      20,206      373     3.69%
     Savings accounts.......................    25,747     350    2.72%      26,818      364     2.71%
     Certificates of deposit, $100,000......    17,322     480    5.54%      16,763      458     5.46%
     Other certificates of deposit..........   106,330   2,838    5.34%     103,298    2,859     5.54%
                                               -------   -----              -------    -----
       Total time and savings deposits......   222,345   4,683    4.21%     217,208    4,657     4.29%
   Federal funds purchased and securities
     under agreement to repurchase..........    16,298     377    4.63%      14,910      349     4.68%
   Other short term borrowings..............     1,927      52    5.40%       1,499       39     5.20%
                                               -------   -----              -------    -----
     Total interest bearing liabilities.....  $240,570   5,112    4.25%    $233,617    5,045     4.32%


   Net interest income/yield................            $7,219    4.77%              $6,679     4.62%
                                                         =====    ====                =====     ====

   *    Tax equivalent yields based on 34% tax rate.
   ** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

Provision/Allowance for Loan Losses
     The provision for loan losses was $200,000 for the first six months of 1997, down significantly from $300,000 in the comparable period in 1996. Loans charged off (net of recoveries) were $125,303 compared with loans charged off (net of recoveries) of $261,299 in the first six months of 1996. During 1994 and 1995 there was significant growth in the Installment loan portfolio especially in indirect dealer loans. In the first six months of 1996, $264,058 of these dealer loans were charged off net of recoveries. Since the beginning of 1996 the underwriting standards for dealer loans has been raised thus reducing the loans charged off. On an annualized basis net loan charge-offs were 0.12% of total loans for the first half of 1997 compared with .27% for the same period in 1996.

     On June 30, 1997 nonperforming assets totalled $1.6 million compared with $2.5 million on June 30, 1996. The June 1997 total consisted of $120 thousand in foreclosed real estate, $354 thousand in a former branch site, and $1.1 million in nonaccrual loans. The June 1996 total consisted of $353 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $1.8 million in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $1 million as of June 30, 1997 compared with $249 thousand as of June 30, 1996. The $751 thousand increase in 1997 was due primarily to a $584 thousand loan to a business which declared bankruptcy. A bankruptcy plan has been approved by the courts and payments have been made subsequent to June 30, 1997 to bring the loan current. The remaining $166 thousand increase is attributable to various smaller loans which are fully secured and in the process of collection.

The allowance for loan losses on June 30, 1997 was $2.4 million compared with $2.3 million on June 30, 1996. It represented a multiple of 1.5 times nonperforming assets and 2.18 times nonperforming loans. The allowance for loan losses on June 30, 1997 was 1.13% of loans compared to 1.18% at June 30, 1996.

Other Income
     Other income increased $49,467, or 4.9%, for the second quarter of 1997 over the same period in 1996. Income from service charges, commissions, and fees increased 56% over the same period in 1996 due to increased ATM fee income. The company began charging a $1.00 surcharge on non-customer ATM transactions in 1997.

     For the six months ended June 30, 1997 other income increased $58,999 or 2.8% from 1996. The higher income in 1997 was primarily a result of the increase in ATM fee income.


Other Expenses
     Other expenses increased $335,462, or 11%, in the second quarter of 1997 over 1996. Salaries and employees benefits increased 5% due to normal increases in pay and increased health insurance costs. Furniture and equipment expense increased $12,887, or 5%, due to higher depreciation on computer equipment. Other operating expenses increased by $198,310, or 29%, primarily due to higher legal expenses associated with the company's defense of a lawsuit. The company believes it will ultimately prevail in this lawsuit.

     For the six months ended June 30, 1997 other expenses increased $524,327 or 9%, from 1996, primarily due to higher legal expenses as mentioned above as well as increases in postage and freight, stationery and supplies expense and higher FDIC insurance premiums.

     The Company has started construction of a 15,000 square-foot building in Oyster Point of Newport News. This facility will house the Old Point Commercial lending Department as well as the Real Estate Lending Department. The new building will also be home to the Trust and Financial Services Department. The building will be ready for occupancy early 1998.
Financial Condition
     At June 30, 1997 total assets were $336.6 million, up 6% from $316.3 million at December 31, 1996. Total loans grew $13.5 million, or 7% and investment securities and federal funds sold grew $6.8 million, or 7%, in 1997. Total deposits increased $15.0 million, or 6% in 1997 and demand note balances to the United States Treasury increased $1.7 million to $4.0 million from $2.3 million at year end 1996.

                               -10-
Financial Condition
     At June 30, 1997 total assets were $336.6 million, up 6% from $316.3 million at December 31, 1996. Total loans grew $13.5 million, or 7% and investment securities and federal funds sold grew $6.8 million, or 7%, in 1997. Total deposits increased $15.0 million, or 6% in 1997 and demand note balances to the United States Treasury increased $1.7 million to $4.0 million from $2.3 million at year end 1996.


Capital Resources
     The Company's capital position remains strong as evidenced by the regulatory capital measurements. At June 30, 1997 the Tier I capital ratio was 15.09%, the total capital ratio was 16.16% and the leverage ratio was 10.29%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.


Liquidity and Interest Sensitivity
     Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As loan demand increases, liquidity will be provided by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds and demand note to the US Treasury.

     The Company was liability sensitive as of June 30, 1997.
There were $84.2 million more in liabilities than assets subject to repricing within three months. Net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of June 30, 1997.
                                   -11-


    INTEREST SENSITIVITY ANALYSIS
    As of June 30, 1997                                   MATURITY
    (in thousands)                     Within      4-12       1-5    Over 5
                                      3 Months    Months     Years     Years     Total

    Uses of funds
    Federal funds sold................     3,911      --        --        --       3,911
    Taxable investments...............     7,334    14,147    43,042     9,477    74,000
    Tax-exempt investments............       155      --         827    23,496    24,478
                                          ------    ------    ------    ------   -------
      Total investments...............    11,400    14,147    43,869    32,973   102,389

    Loans:
      Commercial......................    30,241     9,396    25,870     1,303    66,810
      Tax-exempt......................     1,946        45       128       156     2,275
      Installment.....................     4,264    12,207    35,018     2,809    54,298
      Real estate.....................    16,886    18,578    39,668    12,993    88,125
      Other...........................       222      --         391      --         613
                                          ------    ------    ------    ------   -------
    Total loans.......................    53,559    40,226   101,075    17,261   212,121
                                          ------    ------    ------    ------   -------

    Total earning assets..............    64,959    54,373   144,944    50,234   314,510


    Sources of funds

    Interest checking deposits........    25,927      --        --        --      25,927
    Money market deposit accounts.....    46,248      --        --        --      46,248
    Regular savings accounts..........    25,945      --        --        --      25,945
    Certificates of deposit.........
      $100,000 or more................     5,154     7,141     7,139      --      19,434
    Other time deposits...............    22,727    37,611    48,370      --     108,708
    Federal funds purchased and
      securities sold under
      agreements to repurchase........    19,132      --         --       --      19,132
    Other borrowed money..............     4,000      --          30      --       4,030
                                          ------    ------    ------    ------   -------

    Total interest bearing liabilities.. 149,133    44,752    55,539      --     249,424


    Rate sensitivity GAP..............   (84,174)    9,621    89,405    50,234    65,086

    Cumulative GAP....................   (84,174)  (74,553)   14,852    65,086


                                              -12-


PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  First Amendment to Old Point Financial Corporation
               1996 Employee Stock purchase Plan

          (b) No reports on Form 8-K were filed during the second quarter of 1997.


                                          SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 OLD POINT FINANCIAL CORPORATION
                         August 13, 1997




     By:  /s/Robert F. Shuford

          President and Director
          Principal Executive Officer








     By:  /s/Louis G. Morris

          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer