Form 10-Q
period 1997-09-30
OLD POINT FINANCIAL CORP
filed 1997-11-14
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

        [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For quarterly period Ended September 30, 1997
  [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from                to
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


    Registrant's telephone number, including area code (757) 728-1200

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


State the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997.

          Class                         Outstanding at October 31, 1997

          Common Stock, $5.00 par value 1,283,086 shares

                      OLD POINT FINANCIAL CORPORATION
                                 FORM 10-Q

                                   INDEX


                      PART I - FINANCIAL INFORMATION              Page
Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . 1

  Consolidated Balance Sheets
            September 30, 1997 and December 31, 1996 . . . . . . . . . 1

  Consolidated Statement of Earnings
            Three months ended September 30, 1997 and 1996 . . . . . . 2
            Nine months ended September 30, 1997 and 1996. . . . . . . 2

  Consolidated Statement of Cash Flows
            Nine months ended September 30, 1997 and 1996  . . . . . . 3

  Consolidated Statements of Changes in Stockholders' Equity
            Nine months ended September 30, 1997 and 1996  . . . . . . 4

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . 5

            Parent Only Balance Sheets
                 September 30, 1997 and December 31, 1996. . . . . . . 6

            Parent Only Statement of Earnings
                 Three months ended September 30, 1997 and 1996. . . . 6
                 Nine months ended September 30, 1996 and 1996 . . . . 6

            Parent Only Statement of Cash Flows
                 Three months ended September 30, 1997 and 1996. . . . 7


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

            Analysis of Changes in Net Interest Income . . . . . . . . 9

            Interest Sensitivity Analysis. . . . . . . . . . . . . . .12


                        PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .13

                                    (i)

   PART 1. - FINANCIAL INFORMATION
   OLD POINT FINANCIAL CORPORATION
   Consolidated Balance Sheets                        September 30       December 31,
   (Unaudited)                                            1997               1996

   Assets
   Cash and due from banks........................   $   8,854,736      $  10,938,067
   Interest bearing balances due from banks.......          75,435             50,428
   Securities available for sale, at market.......      71,933,242         70,088,789
   Securities to be held to maturity..............      25,974,219         24,967,429
   Trading account securities.....................           --                 --
   Federal funds sold.............................       5,163,507            560,915
   Loans, total (excluding unearned income).......     219,320,557        198,584,252
       Less reserve for loan losses...............       2,473,438          2,330,029
                                                       -----------        -----------
           Net loans..............................     216,847,119        196,254,223
   Bank premises and equipment....................       9,397,974          9,402,579
   Other real estate owned........................         773,864            353,864
   Other assets...................................       3,900,715          3,728,410
                                                       -----------        -----------
        Total assets..............................   $ 342,920,811      $ 316,344,704
                                                       ===========        ===========


   Liabilities

   Noninterest-bearing deposits...................   $  52,735,189      $  47,533,417
   Savings deposits...............................      98,153,576         96,196,174
   Time deposits..................................     131,909,187        119,789,184
                                                       -----------        -----------
      Total deposits..............................     282,797,952        263,518,775
   Federal funds purchased and securities sold
   under agreement to repurchase..................      19,448,202         17,135,126
   Interest-bearing demand notes issued to the
    United States Treasury and other
    liabilities for borrowed......................       4,027,445          2,301,267
   Other liabilities..............................       1,418,699            989,636
                                                       -----------        -----------
      Total liabilities...........................     307,692,298        283,944,804


   Stockholders' Equity

   Common stock, $5.00 par value..................       6,415,430          6,367,730

                                1997      1996

       Shares authorized.....6,000,000  6,000,000
       Shares outstanding....1,283,086  1,273,546

   Surplus........................................       9,693,301          9,345,091
   Undivided profits..............................      18,588,909         16,638,880
   Unrealized gain/(loss) on securities ..........         530,873             48,199
                                                       -----------        -----------
       Total stockholders' equity.................      35,228,513         32,399,900
                                                       -----------        -----------

       Total liabilities and stockholders' equity.   $ 342,920,811      $ 316,344,704
                                                      ============        ===========

     See accompanying notes

                                                                     1

   OLD POINT FINANCIAL CORPORATION                           Three Months Ended                     Nine Months Ended
   Consolidated Statements of Earnings                         September 30,                          September 30,
   (Unaudited)                                            1997               1996                1997             1996
   Interest Income
   Interest and fees on loans.....................   $   4,813,519      $   4,460,152       $ 13,863,861     $ 13,054,996
   Interest on federal funds sold.................          86,515             28,963            189,410          151,757
   Interest on securities:
      Taxable.....................................       1,133,518          1,200,303          3,390,617        3,571,490
      Exempt from federal income tax..............         339,442            226,949            919,222          611,716
   Interest on trading account securities.........               0                  0                  0                0
                                                        ----------          ---------          ---------        ---------
         Total interest on securities.............       1,472,960          1,427,252          4,309,839        4,183,206
                                                        ----------          ---------          ---------        ---------

       Total interest income......................       6,372,994          5,916,367         18,363,110       17,389,959

   Interest Expense

   Interest on savings deposits...................         700,397            684,902          2,065,006        2,024,800
   Interest on time deposits......................       1,794,177          1,640,881          5,111,683        4,957,966
   Interest on federal funds purchased and
    securities sold under agreement to repurchase.         243,406            189,489            620,535          538,522
   Interest on demand notes (note balances) issued
     United States Treasury and on
      other borrowed money........................          22,030             21,386             73,727           60,871
                                                        ----------          ---------          ---------        ---------

       Total interest expense.....................       2,760,010          2,536,658          7,870,951        7,582,159

   Net interest income............................       3,612,984          3,379,709         10,492,159        9,807,800
   Provision for loan losses......................         100,000            150,000            300,000          450,000

                                                        ----------          ---------          ---------        ---------
   Net interest income after provision
    for loan loss.................................       3,512,984          3,229,709         10,192,159        9,357,800

   Other Income

   Income from fiduciary activities...............         434,805            389,838          1,304,505        1,169,514
   Service charges on deposit accounts............         431,440            455,226          1,284,963        1,426,909
   Other service charges, commissions and fees....         153,252             85,942            424,365          258,891
   Other operating income.........................          37,530             28,951            195,356          193,766
   Income from trading account....................               0                  0                  0                0
   Security gains (losses)........................               0              1,659             (4,068)           1,631
                                                        ----------          ---------          ---------        ---------

       Total other income.........................       1,057,027            961,616          3,205,121        3,050,711

   Other Expenses

   Salaries and employee benefits.................       1,941,618          1,849,979          5,757,690        5,537,206
   Occupancy expense of Bank premises.............         207,132            193,075            624,658          562,456
   Furniture and equipment expense................         277,825            264,261            814,473          761,733
   Other operating expenses.......................         761,831            734,914          2,346,816        2,011,738
                                                        ----------          ---------          ---------        ---------

       Total other expenses.......................       3,188,406          3,042,229          9,543,637        8,873,133
                                                        ----------          ---------          ---------        ---------

   Income before taxes............................       1,381,605          1,149,096          3,853,643        3,535,378
   Applicable income taxes .......................         335,600            312,600            970,276          982,874
                                                        ----------          ---------          ---------        ---------

   Net income.....................................   $   1,046,005      $     836,496       $  2,883,367     $  2,552,504
                                                        ==========          ==========        ==========       ==========
   Per Share

   Based on weighted average number of
     common shares outstanding....................       1,282,748          1,273,542          1,279,678        1,273,539
   Net income.....................................   $        0.82      $        0.66       $       2.25     $       2.00


     See accompanying notes
                                                                                                      2


   OLD POINT FINANCIAL CORPORATION                                     Nine Months Ended
   Consolidated Statements of Cash Flows                                  September 30,
   (Unaudited)                                                         1997           1996

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................     $  2,883,367   $  2,552,504
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...........................          703,477        649,216
     Provision for loan losses...............................          300,000        450,000
     (Gains) loss on sale of investment securities, net......            4,068         (1,631)
     Net amortization & accretion of securities
      available for sale.....................................          310,772        547,188
     Net (increase) decrease in trading account..............                0              0
     (Increase) in other real estate owned...................         (565,000)             0
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)............         (420,955)       226,562
     Increase (decrease) in other liabilities................          429,063         72,044
       Net cash provided by operating activities.............        3,644,791      4,495,883

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ................................      (18,401,556)  (25,044,655)
     Proceeds from maturities & calls of securities .........        9,749,000     20,870,000
     Proceeds from sales of available-for-sale securities....        6,217,797      2,003,437
     Proceeds from sales of held-to-maturity securities .....                0              0
     Loans made to customers.................................      (93,637,350)   (70,399,973)
     Principal payments received on loans....................       72,744,454     62,808,808
     Proceeds from sales of other real estate owned..........          145,000        529,783
     Purchases of premises and equipment.....................         (698,872)    (1,865,991)
     (Increase) decrease in federal funds sold...............       (4,602,592)      (748,602)
                                                                   -----------    ------------
       Net cash provided by (used in) investing activities...      (28,484,119)   (11,847,193)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits....        5,201,772      5,695,042
     Increase (decrease) in savings deposits.................        1,957,402        562,839
     Proceeds from the sale of certificates of deposit.......       46,257,128     33,434,522
     Payments for maturing certificates of deposit...........      (34,137,125)   (31,899,210)
     Increase (decrease) in federal funds purchased &
      repurchase agreements..................................        2,313,076     (2,003,157)
     Increase (decrease) in other borrowed money.............        1,726,178      3,479,342
     Proceeds from issuance of common stock..................          230,431             25
     Dividends paid..........................................         (767,859)      (636,769)
                                                                    ----------      ---------
       Net cash provided by financing activities.............       22,781,003      8,632,634

       Net increase (decrease) in cash and due from banks....       (2,058,324)     1,281,324
       Cash and due from banks at beginning of period........       10,988,495     10,931,545
                                                                    ----------     ----------
       Cash and due from banks at end of period..............     $  8,930,171   $ 12,212,869
                                                                     =========     ==========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..............................................     $  7,780,638   $  7,652,673
       Income taxes..........................................        1,025,000      1,025,000



   See accompanying notes
                                                               - 3 -

OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
                                                                                                 Unrealized
                                               Common Stock                         Undivided    Gain/(Loss)
                                           Shares       Amount         Surplus       Profits    On Securities     Total


FOR NINE MONTHS ENDED SEPTEMBER 30, 1997
Balance at beginning of period.           1,273,546   $ 6,367,730   $ 9,345,091  $ 16,638,880   $  48,199      $ 32,399,900
Net income.....................               --            --            --        2,883,367         --          2,883,367
Sale of common stock...........               9,540        47,700       348,210      (165,479)        --            230,431
Cash dividends.................                --           --            --         (767,859)        --           (767,859)
Increase in unrealized gain
 on securities.................                --           --            --            --        482,674           482,674
                                          ---------     ---------     ---------    ----------    --------        ----------

Balance at end of period.......           1,283,086   $ 6,415,430   $ 9,693,301  $ 18,588,909   $ 530,873      $ 35,228,513




FOR NINE MONTHS ENDED SEPTEMBER 30, 1996

Balance at beginning of period.           1,273,537   $ 6,367,685   $ 9,344,798  $ 14,085,650   $ 529,784      $ 30,327,917
Net income.....................                --           --           --         2,552,504        --           2,552,504
Sale of common stock...........                   9            45           293          (313)       --                  25
Cash dividends.................                --           --           --          (636,770)       --            (616,770)
Increase in unrealized loss
 on securities.................                --           --           --             --       (681,591)         (681,591)
                                          ---------     ---------     ---------    ----------    --------        ----------

Balance at end of period.......           1,273,546   $ 6,367,730   $ 9,345,091  $ 16,001,071   ($151,807)     $ 31,562,085




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

    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                         September 30,  December 31,
    (Unaudited)                                            1997          1996

    Assets
    Cash in bank................................      $    301,820   $   142,683
    Investment Securities.......................         1,878,589     1,675,761
    Total Loans.................................                 0        49,884
    Investment in Subsidiary....................        33,046,926    30,456,307
    Equipment...................................                 0        14,411
    Other assets................................             7,278        60,854
                                                         ---------     ---------

    Total Assets................................      $  35,234,613  $ 32,399,990
                                                         ==========    ==========
    Liabilities and Stockholders' Equity
    Total Liabilities...........................      $      6,100   $         0
    Stockholders' Equity........................        35,228,513    32,399,900
                                                        ----------    ----------

    Total Liabilities & Stockholders' Equity....      $ 35,234,613   $ 32,399,900


    OLD POINT FINANCIAL CORPORATION                     Three Months Ended:          Nine Months Ended:
    Parent only Income Statements                            September 30,               September 30,
    (Unaudited)                                            1997          1996           1997          1996

    Income
    Cash dividends from Subsidiary..............      $   250,000   $   250,000    $   750,000   $   750,000
    Interest and fees on loans..................                0         1,074            579         3,253
    Interest income from investment securities..           26,978        23,742         78,683        70,563
    Gains (losses) from sale of
     investment securities......................                0             0              0             0
    Other income................................                0             0              0             0
                                                          -------       -------        -------       -------
    Total Income................................          276,978       274,816        829,262       823,816

    Expenses
    Salaries and employee benefits..............                0        48,514              0       148,062
    Other expenses..............................           10,192        11,650         42,706        48,934
                                                          -------       -------        -------       -------
    Total Expenses..............................           10,192        60,164         42,706       196,996
                                                          -------       -------        -------       -------
    Income before taxes & undistributed
        net income of subsidiary................          266,786       214,652        786,556       626,820

    Income tax..................................            5,600       (12,400)        13,000       (42,200)
                                                          -------       -------        -------       -------
    Net income before undistributed
      net income of subsidiary..................          261,186       227,052        773,556       669,020
    Undistributed net income of subisdiary......          784,819       609,444      2,109,811     1,883,484
                                                          -------       -------        -------       -------

    Net Income..................................      $ 1,046,005   $   836,496    $ 2,883,367   $ 2,552,504
                                                        =========       =======      =========     =========


                                                                                  - 6 -



    OLD POINT FINANCIAL CORPORATION                        Nine Months Ended:
    Parent only Statements of Cash Flows                      September 30,
    (Unaudited)                                            1997          1996

    Cash Flows from Operating Activities:
    Net Income..................................      $ 2,883,367   $ 2,552,504
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income
        of subsidiary...........................       (2,109,811)   (1,883,484)
      Depreciation..............................                0         2,664
       Gains(losses) on sale of securities [net]                0             0
       (Increase) Decrease in other assets......           52,614        16,531
        Increase (decrease in other liabilities)            6,100             0
                                                       ----------    ----------
    Net cash provided by operating activities...          832,270       688,215

    Cash flows from investing activities:
    (Increase)decrease in investment securities.         (200,000)            0
    Sale of equipment...........................           14,411             0
    Purchase of equipment.......................                0             0
    Repayment of loans by customers.............           49,884         1,153
                                                       ----------    ----------
    Net cash provided by investing activities...         (135,705)        1,153

    Cash flows from financing activities:
    Proceeds from issuance of common stock......          230,431            25
    Dividends paid..............................         (767,859)     (636,769)
                                                       ----------    ----------
    Net cash provided by financing activities...         (537,428)     (636,744)

    Net increase (decrease) in cash &
     due from banks.............................          159,137        52,624

    Cash & due from banks at beginning of period          142,683       122,263
                                                       ----------    ----------
    Cash & due from banks at end of period......      $   301,820   $   174,887
                                                       ==========    ==========



Item 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

Summary
  Net income for the third quarter of 1997 increased 25% to $1,046,005 from $836,496 for the comparable period in 1996. Earnings per share were $0.82 in the third quarter of 1997 compared with $0.66 in 1996.

  For the nine months ended September 30, 1997 net income increased 13% to $2,883,367 from $2,552,504 in 1996. Earnings per share were $2.25 for the first nine months of 1997 compared with $2.00 in 1996.

  Return on average assets was 1.24% for the third quarter of 1997 and 1.06% for the comparable period in 1996. Return on average equity was 11.96% for the third quarter of 1997 and 10.66% for the third quarter of 1996.

  For the nine months ended September 30, 1997 and 1996 return on average assets was 1.17% and 1.09% respectively. Return on average equity was 11.35% in 1997 and 10.99% in 1996.


Net Interest Income
  Net interest income, on a fully tax equivalent basis, increased $286 thousand, or 8.1%, for the third quarter of 1997 over 1996. Average earning assets increased 9.1% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased from 4.82% in 1996 to 4.78% in 1997.

  For the nine months ended September 30, 1997 net interest income increased $826 thousand, or 8.1%, over the comparable period in 1996. Average earning assets increased 6.3% and the net interest yield increased from 4.69% in 1996 to 4.77% in 1997. This increase in earning assets is primarily due to loan growth. Based on a nine month average, Commercial loans grew by 16.9%, Real Estate by 5.5% and Installment loans by 4.5% over 1996. During 1997 there has been a shift in investment securities from taxable to tax exempt which have higher tax equivalent yields. Interest rates on deposits decreased during 1997 over the comparable period in 1996 contributing to the increase in the net interest yield.


Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.
                                  -8-

<CATION>
   _________________________________________      ________________________________________________________________________________
   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS                                  For the quarter ended September 30,
   (Fully taxable equivalent basis) *                 1997                                               1996
   _________________________________________      ____________________________________        ____________________________________
   Dollars in thousands                                                        Average                                     Average
                                                                   Interest     Rates                          Interest     Rates
                                                     Average       Income/     Earned/           Average       Income/     Earned/
                                                     Balance       Expense       Paid            Balance       Expense       Paid
   _________________________________________      ____________________________________        ____________________________________
   Loans (net of unearned income)**.........          $214,992       4,835       9.00%            $193,956       4,485       9.25%
   Investment securities:***
     Taxable................................            72,088       1,131       6.28%              79,251       1,200       6.06%
     Tax-exempt.............................            25,414         515       8.11%              16,413         344       8.38%
                                                      ________     ________                       ________     ________
       Total investment securities..........            97,502       1,646       6.75%              95,664       1,544       6.46%
   Federal funds sold.......................             6,009          86       5.72%               2,308          29       5.03%
                                                       ________     ________                       ________     ________
     Total earning assets...................          $318,503      $6,567       8.25%            $291,928      $6,058       8.30%


   Time and savings deposits:
     Interest-bearing transaction accounts..           $25,446        $140       2.20%             $49,364        $300       2.43%
     Money market deposit accounts..........            48,550         381       3.14%              21,911         205       3.74%
     Savings accounts.......................            25,954         179       2.76%              25,997         180       2.77%
     Certificates of deposit, $100,000
      or more...............................            20,655         307       5.95%              17,448         222       5.09%
     Other certificates of deposit..........           110,022       1,487       5.41%             103,119       1,419       5.50%
                                                      ________     ________                       ________     ________
       Total time and savings deposits......           230,627       2,494       4.33%             217,839       2,326       4.27%
   Federal funds purchased and securities
     sold under agreement to repurchase.....            20,301         244       4.81%              15,661         189       4.83%
   Other short term borrowings..............             1,560          22       5.64%               1,598          22       5.51%
                                                      ________     ________                       ________     ________
     Total interest bearing liabilities.....          $252,488       2,760       4.37%            $235,098       2,537       4.32%

   Net interest income/yield................                        $3,807       4.78%                          $3,521       4.82%
                                                                     =====       ====                            =====      =====

                                                  ________________________________________________________________________________

                                                                         For the nine months ended September 30,
                                                                  1997                                            1996
                                                  ____________________________________        ____________________________________
                                                                               Average                                     Average
                                                                   Interest     Rates                          Interest     Rates
                                                     Average       Income/     Earned/           Average       Income/     Earned/
                                                     Balance       Expense       Paid            Balance       Expense       Paid
   _________________________________________      ____________________________________        ____________________________________
   Loans (net of unearned income)**.........          $207,666     $13,928       8.94%            $191,828     $13,132       9.13%
   Investment securities:***
     Taxable................................            72,915       3,388       6.20%              79,496       3,571       5.99%
     Tax-exempt.............................            22,876       1,393       8.12%              14,552         927       8.49%
                                                      ________     ________                       ________     ________
       Total investment securities..........            95,791       4,781       6.65%              94,048       4,498       6.38%
   Federal funds sold.......................             4,554         189       5.53%               3,889         152       5.21%
                                                      ________     ________                       ________     ________
     Total earning assets...................          $308,011     $18,898       8.18%            $289,765     $17,782       8.18%


   Time and savings deposits:
     Interest-bearing transaction accounts..           $25,891        $428       2.20%             $49,870        $903       2.41%
     Money market deposit accounts..........            47,405       1,108       3.12%              20,774         578       3.71%
     Savings accounts.......................            25,816         529       2.73%              26,544         544       2.73%
     Certificates of deposit, $100,000
      or more...............................            18,433         787       5.69%              16,991         680       5.34%
     Other certificates of deposit..........           107,561       4,325       5.36%             103,238       4,278       5.53%
                                                      ________     ________                       ________     ________
       Total time and savings deposits......           225,106       7,177       4.25%             217,417       6,983       4.28%
   Federal funds purchased and securities
     sold under agreement to repurchase.....            17,631         621       4.70%              15,160         538       4.73%
   Other short term borrowings..............             1,805          74       5.47%               1,531          61       5.31%
                                                      ________     ________                       ________     ________
     Total interest bearing liabilities.....          $244,542       7,872       4.29%            $234,108       7,582       4.32%

   Net interest income/yield................                       $11,026       4.77%                         $10,200       4.69%
                                                                    ======       ====                           ======       ====

   * Tax equivalent yields based on 34% tax rate.
   ** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
   *** All investment securities are reported at amortized cost for this schedule.

Provision/Allowance for Loan Losses

  The provision for loan losses was $300,000 for the first nine months of 1997, down significantly over the comparable period in 1996. Loans charged off (net of recoveries) were $156,591 in the first nine months of 1997, compared with $421,285 for the same period in 1996. During 1994 and 1995 there was significant growth in the Installment loan portfolio especially in indirect dealer loans. In the first nine months of 1996, $337,518 of these dealer loans were charged off net of recoveries. Since the beginning of 1996 the underwriting standards for dealer loans has been raised thus reducing the loans charged off. On an annualized basis net loan charge-offs were 0.10% of total loans for the first nine months of 1997 compared with .29% for the same period in 1996.

  On September 30, 1997 nonperforming assets totalled $1.84 million compared with $2.02 million on September 30, 1996. The September 1997 total consisted of $420 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $1.063 million in nonaccrual loans. The September 1996 total consisted of $70 thousand in foreclosed real estate, $354 thousand in the former branch site, and $1.6 million in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $769 thousand as of September 30, 1997 compared with $641 million on September 30, 1996.

The allowance for loan losses on September 30, 1997 was $2.47 million. It represented a multiple of 1.34 times nonperforming assets and 2.32 times nonperforming loans. The allowance for loan losses on September 30, 1997 was 1.13% of loans compared to 1.17% at September 30, 1996.

Other Income
  Other income increased $95,411, or 10%, for the third quarter of 1997 over the same period in 1996. Income from fiduciary activities increased 12% over the same period in 1996 due to higher trust assets under management.

  For the nine months ended September 30, 1997 other income increased $154,410 or 5% from 1996. The higher income in 1997 was primarily a result of increases in trust department, merchant processing, debit card and ATM fee income. The company began charging a $1.00 surcharge on non-customer ATM transactions in 1997.

Other Expenses
  Other expenses increased $146,177, or 5%, in the third quarter of 1997 over 1996. Salaries and employee benefits increased 5% due to normal increases in pay and increased health and insurance costs. Occupancy expenses were up 7% due to the opening of the new Kiln Creek Branch in August 1996. Furniture and equipment expenses increased 5% due to higher depreciation on computer equipment. Other operating expenses were up 4%.

  For the nine months ended September 30, 1997 other expenses increased $670,504 or 8%, from 1996, primarily due to higher legal expenses associated with the company's defense of a lawsuit. The company believes it will ultimately prevail in this lawsuit.

Financial Condition
  At September 30, 1997 total assets were $342.9 million, up 8% from $316.3 million at December 31, 1996. Total loans grew $20.7 million, or 10% and investment securities and federal funds sold grew $7.4 million, or 8%, in 1997. Total deposits increased $19.3 million, or 7% in 1997 and demand note balances to the U. S. Treasury increased $1.7 million to $4.0 from $2.3 million at year end 1996.

Capital Resources
  The Company's capital position remains strong as evidenced by the regulatory capital measurements. At September 30, 1997 the Tier I capital ratio was 14.92%, the total capital ratio was 15.99% and the leverage ratio was 10.23%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Liquidity and Interest Sensitivity
  Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As loan demand increases, liquidity will be provided by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds and demand note to the U.S. Treasury.

  The Company was liability sensitive as of September 30, 1997. There were $85.183 million more in liabilities than assets subject to repricing within three months. Net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of September 30, 1997.

General

  The Company has started construction of a 15,000 square-foot building in Oyster Point of Newport News. This facility will house the Old Point Commercial Lending Department as well as the Real Estate Lending Department. The new building will also be home to the Trust and Financial Services Department. The building will be ready for occupancy mid 1998.

  Management has developed and initiated a Year 2000 project plan to determine which of the Company's computer hardware and software is year 2000 compliant. The plan is a five phase project consisting of Awareness, Assessment, Renovation, Validation and Implementation Phases. The Awareness Phase is completed and the Assessment Phase is expected to be completed by December 31, 1997. During the first six months of 1998 the Company expects to have identified all hardware and software that is not Year 2000 compliant. At this time management does not expect Year 2000 compliance to have an adverse material impact on the Company.


    INTEREST SENSITIVITY ANALYSIS
    As of September 30, 1997                              MATURITY
    (in thousands)                     Within      4-12       1-5    Over 5
                                      3 Months   Months     Years     Years     Total

    Uses of funds
    Federal funds sold..............     5,164      --        --        --       5,164
    Taxable investments.............     9,340    13,122    38,106     9,887    70,455
    Tax-exempt investments..........      --        --         826    26,626    27,452
                                       -------   -------   -------   -------   -------
      Total investments.............    14,504    13,122    38,932    36,513   103,071

    Loans:
      Commercial....................    32,420    10,534    24,489     2,462    69,905
      Tax-exempt....................     1,884        45       140       117     2,186
      Installment...................     4,547    12,803    36,153     2,401    55,904
      Real estate...................    20,546    21,021    36,537    12,542    90,646
      Other.........................       286      --         394      --         680
                                       -------   -------   -------   -------   -------
    Total loans.....................    59,683    44,403    97,713    17,522   219,321
                                       -------   -------   -------   -------   -------
    Total earning assets............    74,187    57,525   136,645    54,035   322,392


    Sources of funds

    Interest checking deposits......    18,197      --        --        --      18,197
    Money market deposit accounts...    54,378      --        --        --      54,378
    Regular savings accounts........    25,579      --        --        --      25,579
    Certificates of deposit.........
      $100,000 or more..............     6,423     9,865     5,864      --      22,152
    Other time deposits.............    31,345    38,205    40,207      --     109,757
    Federal funds purchased and
      securities sold under
      agreements to repurchase......    19,448        --       --       --      19,448
    Other borrowed money............     4,000        --        27      --       4,027
                                       -------   -------   -------   -------   -------
    Total interest bearing liabilities 159,370    48,070    46,098         0   253,538


    Rate sensitivity GAP............   (85,183)    9,455    90,547    54,035    68,854

    Cumulative GAP..................   (85,183)  (75,728)   14,819    68,854

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
            (a)  none
            (b) No reports on Form 8-K were filed during the third quarter of 1997

                                                        SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      OLD POINT FINANCIAL CORPORATION
                             November 14, 1997




  By:       /s/Robert F. Shuford

            President and Director
            Principal Executive Officer


  By:       /s/Louis G. Morris

            Senior Vice President and Treasurer
            Principal Financial and Accounting Officer