Form 10-K405
period 1997-12-31
OLD POINT FINANCIAL CORP
filed 1998-03-27
CIK 740971

U. S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1997

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 (no fee required)
             For the transition period from            to


                                     Commission File No. 0-12896
                                  OLD POINT FINANCIAL CORPORATION
                                  (Name of issuer in its charter)

                        Virginia                               54-1265373
        (State or other jurisdiction       (I.R.S. Employer Identification No.)
         of incorporation or organization)

               1 West Mellen Street, Hampton, Va.           23663
               (Address of principal executive offices)   (Zip Code)

               (757) 722-7451
               (Issuer's telephone number)



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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 17, 1998 there were 2,566,172 shares of common stock outstanding and the aggregate market value of common stock of Old Point Financial Corporation held by nonaffiliates was approximately $66,506,312 based upon the last traded price per share known to Management.

              DOCUMENTS INCORPORATED BY REFERENCE
                              NONE

                OLD POINT FINANCIAL CORPORATION

                           Form 10-K

                             INDEX



PART I                                                              1

Item  1. Description of Business                                    1
 General                                                            1
 Statistical Information                                            2

Item  2. Description of Property                                   13

Item  3. Legal Proceedings                                         13

Item  4. Submission of Matters to a Vote of Security Holders       13

PART II                                                            13

Item  5. Market for Common Equity And Related Stockholder Matters  13

Item  6. Selected Financial Data                                   13

Item 7 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         15

Item 8. Financial Statements and Supplementary Data                18

Item  9. Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                       34

PART III                                                           35

Item 10. Directors and Executive Officers of the Registrant        35

Item 11. Executive Compensation                                    37

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                38

Item 13. Certain Relationships and Related Transactions            38

PART IV                                                            39

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8                                         39


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

The Bank is a national banking association founded in 1922. The Bank has thirteen offices 1in the cities of Hampton and Newport News, and in James City and York County, Virginia, and provides a full range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, commercial, industrial, residential real estate and consumer loan services, safekeeping services and trust and estate services.

As of December 31, 1997, the Company had assets of $348.7 million, loans of $221.7 million, deposits of $287.1 million, and stockholders' equity of $36.3 million. At year end, the Company and the Bank had a total of 221 employees, 42 of whom were part-time.

Based on 1990 census figures, the population of the Bank's trade area, which includes Hampton, Newport News, Williamsburg, and James City and York County was approximately 394,000. This area's economy is heavily influenced by the two largest employers; military installations and shipbuilding and ship repair. These industries are impacted by reductions in defense spending and personnel. Some of our customers are either employed at the various military installations or at the shipyard, or they derive some or all of their business from these two major employers. There are numerous military installations in the area including Fort Monroe, Langley Air Force Base, and Fort Eustis. The consolidation of the Tactical Air Command and the Strategic Air Command into the Air Combat Command at Langley has somewhat mitigated the reduction in military employment in the area. The largest private employer on the Peninsula is the Newport News Shipbuilding and Drydock Company, which currently employees approximately 16,000 people.

The banking industry is highly competitive in the Hampton/Newport News/Williamsburg area. There are approximately nine 2commercial banks actively engaged in business in the area in which the Bank operates, including six major statewide banking organizations.

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

                                                             TABLE I
                                    AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
___________________________________________________________________________________________________________________________________
For the years ended December 31,                                1997                        1996                       1995
Dollars in thousands                                                 Average                     Average                    Average
                                                            Interest  Rates             Interest  Rates            Interest  Rates
                                                  Average   Income/  Earned/  Average   Income/  Earned  Average   Income/  Earned
                                                  Balance   Expense    Paid   Balance   Expense    Paid  Balance   Expense   Paid
___________________________________________________________________________________________________________________________________
ASSETS
Loans                                             $210,934   $19,288   9.14%  $192,940   $17,681  9.16%  $180,638   $16,221  8.98%
Investment securities:
  Taxable                                           72,064     4,473   6.21%    78,734     4,736  6.02%    78,411     4,690  5.98%
  Tax-exempt                                        24,129     1,954   8.10%    15,194     1,292  8.50%     8,173       759  9.29%

    Total investment securities                     96,193     6,427   6.68%    93,928     6,028  6.42%    86,584     5,449  6.29%
Federal funds sold                                   4,981       276   5.54%     3,981       208  5.22%     4,666       264  5.66%

  Total earning assets                             312,108    25,991   8.33%   290,849    23,917  8.22%   271,888    21,934  8.07%
Reserve for loan losses                             (2,366)                     (2,240)                    (2,648)
                                                -----------                 -----------                -----------
                                                   309,742                     288,609                    269,240

Cash and due from banks                              8,753                       9,805                      8,433
Bank premises and equipment                         10,036                       9,724                      8,125
Other assets                                         3,624                       4,874                      5,376
                                                -----------                 -----------                -----------

Total assets                                      $332,155                    $313,012                   $291,174
                                                ===========                 ===========                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Time and savings deposits:
  Interest-bearing transaction accounts            $24,376      $537   2.20%   $50,041    $1,210  2.42%   $49,335    $1,303  2.64%
  Money market deposit accounts                     49,302     1,528   3.10%    21,212       789  3.72%    19,375       765  3.95%
  Savings accounts                                  25,822       708   2.74%    26,354       722  2.74%    26,595       730  2.74%
  Certificates of deposit, $100,000 or more         19,122     1,135   5.94%    17,026       940  5.52%    13,789       760  5.51%
  Other certificates of deposit                    108,665     5,813   5.35%   103,029     5,642  5.48%    97,431     5,290  5.43%
                                                -----------     ----          ---------    -----       -----------   ------

    Total time and savings deposits                227,287     9,721   4.28%   217,662     9,303  4.27%   206,525     8,848  4.28%
 Federal funds purchased and securities sold
  under agreement to repurchase                     17,767       861   4.85%    14,688       706  4.81%    11,234       573  5.10%
Other short term borrowings                          1,857        99   5.33%     1,599        84  5.25%     1,996       110  5.51%
                                                -----------    -----          ---------     ----       -----------      ---
  Total interest bearing liabilities               246,911    10,681   4.33%   233,949    10,093  4.31%   219,755     9,531  4.34%
Demand deposits                                     49,432                      46,198                     40,843
Other liabilities                                    1,394                       1,532                      1,554
                                                -----------                 -----------                -----------
  Total liabilities                                297,737                     281,679                    262,152
Stockholders' equity                                34,418                      31,333                     29,022
                                                -----------                 -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $332,155                    $313,012                   $291,174
                                                ===========                 ===========                ===========
Net interest income/yield                                    $15,310   4.91%             $13,824  4.75%             $12,403  4.56%
                                                           ==========                   ========                  ==========
Total deposits                                    $276,719                    $263,860                   $247,368
                                                ===========                 ===========                ===========
    * Computed on a fully taxable equivalent basis using a 34% rate

The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

                                                                 TABLE II
                                            ANALYSIS OF CHANGE IN NET INTEREST INCOME *
__________________________________________________________________________________________________________________________________
                                        Year  1997 over 1996          Year  1996 over 1995           Year  1995 over 1994
                                        Due to change in:             Due to change in:              Due to change in:
                                                              Net                            Net                           Net
                                        Average  Average   Increase   Average    Average  Increase   Average  Average  Increase
Dollars in Thousands                    Volume   Rate      (Decrease) Volume     Rate     (Decrease) Volume   Rate     (Decrease)
__________________________________________________________________________________________________________________________________
INCOME FROM EARNING ASSETS
Loans                                    $1,649      ($42)    $1,607     $1,105     $355     $1,460   $1,509     $795      $2,304
Investment Securities:
Taxable                                    (401)      138       (263)        19       27         46     (437)     195        (242)
Tax-exempt                                  760       (98)       662        652     (119)       533      185      (54)        131
                                          -----     -----      -----      -----    -----      -----    -----    -----       -----
  Total investment securities               359        40        399        671      (92)       579     (252)     141        (111)
Federal funds sold                           52        16         68        (39)     (17)       (56)      42       91         133
                                          -----     -----      -----      -----    -----      -----    -----    -----       -----
                                          2,060        14      2,074      1,737      246      1,983    1,299    1,027       2,326

INTEREST EXPENSE
Interest bearing transaction accounts      (621)      (52)      (673)        19     (112)       (93)     (37)      13         (24)
Money market deposit accounts             1,045      (306)       739         73      (49)        24       (5)     157         152
Savings accounts                            (15)        1        (14)        (7)      (1)        (8)     (95)      (1)        (96)
Certificate of deposits, $100,000
 or more                                    116        79        195        178        2        180      122      160         282
Other certificates of deposit               309      (138)       171        304       48        352      642      798       1,440
                                          -----     -----      -----      -----    -----      -----    -----    -----       -----
  Total time and savings deposits           834      (416)       418        567     (112)       455      627    1,127       1,754

Federal funds purchased and securities sold
  under agreement to repurchase             148         7        155        176      (43)       133     (114)     184          70
Other short-term borrowings                  14         1         15        (22)      (4)       (26)      63       19          82
                                          -----     -----      -----      -----    -----      -----    -----    -----       -----
Total expense for interest bearing
 liabilities                                996      (408)       588        721     (159)       562      576    1,330       1,906

Change in Net Interest Income            $1,064      $422     $1,486     $1,016     $405     $1,421     $723    ($303)       $420

* Computed on a fully taxable equvilent basis using a 34% rate.

Interest Sensitivity

The following table reflects the earlier of the maturity or repricing data for various assets and liabilities as of December 31, 1997.

                                                              TABLE III
                                                  INTEREST SENSITIVITY ANALYSIS
    ________________________________________________________________________________________

    As of December 31, 1997                  Within     4-12      1-5     Over 5
    Dollars in thousands                    3 Months   Months    Years    Years     Total
    ________________________________________________________________________________________
    Uses of funds
    Federal funds sold.............         $  6,977  $     0  $      0  $     0   $  6,977
    Taxable investments............            9,387   10,542    42,637    5,064     67,630
    Tax-exempt investments.........              561      104     1,617   26,614     28,896
                                               -----    -----     -----    -----      -----
      Total investments............           16,925   10,646    44,254   31,678    103,503

    Loans:
      Commercial...................           33,132   10,603    25,028    3,164     71,927
      Tax-exempt...................            1,787       45       124      137      2,093
      Installment..................            4,593   12,870    34,309    3,128     54,900
      Real estate..................           20,206   20,715    36,590   14,639     92,150
      Other........................              263        0       411        0        674
                                               -----    -----     -----    -----      -----
    Total loans....................           59,981   44,233    96,462   21,068    221,744
                                               =====    =====     =====    =====      =====
    Total earning assets...........          $76,906  $54,879  $140,716  $52,746   $325,247


    Sources of funds:

    Interest bearing transaction
     accounts.....................           $20,503       $0        $0       $0    $20,503
    Money market deposit accounts..           53,606        0         0        0     53,606
    Regular savings accounts.......           25,882        0         0        0     25,882
    Certificates of deposit
      $100,000 or more.............            8,568    8,502     6,876        0     23,946
    Other time deposits............           29,787   40,955    40,061        0    110,803
    Federal funds purchased and
      securities sold under
      agreements to repurchase.....           20,165        0         0        0     20,165
    Other borrowed money...........            4,000        0        25        0      4,025
                                               -----    -----     -----    -----      -----

    Total interest bearing
     liabilities...................         $162,511  $49,457   $46,962       $0   $258,930


    Rate sensitivity GAP...........         ($85,605)  $5,422   $93,754  $52,746    $66,317

    Cumulative GAP.................         ($85,605) ($80,183) $13,571  $66,317

The Company was liability sensitive as of December 31, 1997. There were $85.6 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets .It should be noted, however, that savings deposits; which consist of interest bearing transactions accounts, money market accounts, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

II. Investment Portfolio

Note 2 of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K presents the book and market value of investment securities on the dates indicated.

The following table shows, by type and maturity, the book value and weighted average yields of investment securities at December 31, 1997.


                                             TABLE IV
                              INVESTMENT SECURITY MATURITIES & YIELDS
    _________________________________________________________________________________________________________

                                           U.S.Govt/Agency         State/Municipal         Total
                                            Book  Weighted          Book  Weighted         Book       Weighted
                                           Value   Average         Value   Average         Value       Average
    Dollars in Thousands                             Yield                   Yield                     Yield
    _________________________________________________________________________________________________________
    December 31, 1997
     Maturities:
      Within 1 year                      $14,513      6.38%      $   660      9.92%        $15,173      6.53%
      After 1 year, but within 5 ye       42,656      6.26%        1,549      9.60%         44,205      6.38%
      After 5 years, but within 10         4,957      6.77%       11,065      8.24%         16,022      7.79%
      After 10 years                           0      0.00%       14,569      7.91%         14,569      7.91%
                                         -------                 -------                   -------
    TOTAL                                $62,126      6.33%      $27,843      8.18%        $89,969      6.90%

    December 31, 1996                    $69,528      6.06%      $20,015      8.17%        $89,541      6.53%
    December 31, 1995                    $74,238      6.02%      $12,270      8.66%        $86,508      6.39%

Yields are calculated on a fully tax equivalent basis using a 34% rate.

The book value of other marketable equity securities with no stated maturity totalled $5.48 million with a weighted average yield of 6.13%. These securities consist of an adjustable rate mortgage fund of $4.4 million yielding 5.69%, Federal Home Loan Bank stock of $945 thousand yielding 7.25%, Federal Reserve bank stock of $85 thousand yielding 6.00% and other securities of $50 thousand. The book value of other marketable securities with no stated maturity totalled $5.44 million, yielding 5.89%; and $5.31 million, yielding 6.03%; at December 31, 1996, and 1995 respectively.

III. Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 1993 through 1997:

                                        TABLE V
                                         LOANS
    ______________________________________________________________________________
    As of December 31,           1997       1996        1995     1994       1993
    Dollars in thousands
    ______________________________________________________________________________
    Commercial and other      $ 45,059   $ 28,944   $ 20,636   $ 17,806   $ 16,836
    Real Estate Construction     3,836      5,213      4,093      1,991      2,353
    Real Estate Mortgage       104,141    104,230    109,469    105,703     96,185
    Tax Exempt                   2,093      2,464      3,003      4,754      5,585
    Installment Loans
      to Individuals            66,615     57,733     52,154     43,487     29,322
                                 -----      -----      -----      -----      -----
      Total                   $221,744   $198,584   $189,355   $173,741   $150,281


Based on Standard Industry Code, there are no categories of loans which exceed 10% of total loans other than the categories disclosed in the preceding table.

The   maturity  distribution  and  rate  sensitivity   of   certain
categories of the Bank's loan portfolio at December 31, 1997 is presented below:


                                                            TABLE VI
                                              MATURITY SCHEDULE OF SELECTED LOANS
    ______________________________________________________________________________________
    December 31, 1997              One year      One through    Over five
    Dollars in thousands            or less      five years       years          Total
    ______________________________________________________________________________________
    Commercial and other              $14,157        $28,565        $2,337        $45,059
    Real estate construction            3,616            220             0          3,836
                                      -------        -------        ------        -------
      Total                           $17,773        $28,785        $2,337        $48,895

    Loans maturing after one year with:
    Fixed interest rate                              $24,377        $1,533        $25,910
    Variable interest rate                           $ 4,408        $  804        $ 5,212

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 1993 through 1997.

                                                               TABLE VII
                                              NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
    ________________________________________________________________________________________

    As of December 31,                          1997     1996      1995     1994      1993
    Dollars in thousands
    ________________________________________________________________________________________
    Nonaccrual loans                            $660    $1,550    $2,447    $2,955    $5,328
    Accruing loans past due
     90 days or more                             455     1,342       248       837       458

    Restructured loans                          none      none      none      none      none

    Interest income which would have been
     recorded under original loan terms          205       163       350       470       570

    Interest income recorded during the period   485       222       131       188       239

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 1997 such problem loans, not included in Table VII, amounted to approximately $2.5 million. The potential problem loans included two relationships in excess of $500 thousand. The potential problem loans are generally secured by residential and commercial real estate with appraised values exceeding the principal balance of the loan.

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

The following table shows an analysis of the Allowance for Loan
Losses for the years 1993 through 1997.

                                                 TABLE VIII
                               ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
    ___________________________________________________________________________________________________
    For the year ended December 31,                  1997       1996       1995       1994       1993
    Dollars in thousands
    ___________________________________________________________________________________________________
    Balance at beginning of period                $  2,330    $  2,251   $  2,647   $  2,692   $  3,719

    Charge Offs:
    Commercial, financial and agricultural              84          98      1,210        147      1,178
    Real estate construction                             0           0          0          0          0
    Real estate mortgage                                67           2        135        316        230
    Installment Loans to individuals                   717         825        375        148        179
                                                      ----        ----       ----       ----       ----
      Total charge offs                                868         925      1,720        611      1,587

    Recoveries:
    Commercial, financial and agricultural             239          87        296        431        174
    Real estate construction                             0           0          0          0          0
    Real estate mortgage                                 1          14         44         19          7
    Installment Loans to individuals                   369         303        159         91        129
                                                      ----        ----       ----       ----       ----
      Total recoveries                                 609         404        499        541        310

    Net charge offs                                    259         521      1,221         70      1,277

    Additions charged to operations                    600         600        825         25        250
                                                      ----        ----       ----       ----       ----
    Balance at end of period                      $  2,671    $  2,330   $  2,251   $  2,647   $  2,692


    Selected loan loss statistics
    Loans (net of unearned income):
      End of period                               $221,744    $198,584   $189,355   $173,741   $150,282
      Daily average                               $210,934    $192,940   $180,638   $160,204   $155,551

    Net charge offs to average total loans            0.12%      0.27%      0.68%      0.04%      0.82%
    Provision for loan losses to average              0.28%      0.31%      0.46%      0.02%      0.16%
    Provision for loan losses to net charge offs    231.66%    115.16%     67.57%     35.71%     19.58%
    Allowance for loan losses to period               1.20%      1.17%      1.19%      1.51%      1.79%
    Earnings to loan loss coverage*                  23.67      10.28       3.25      56.21       2.45

*Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 1993 through 1997.


                                                             TABLE IX
                                           ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
___________________________________________________________________________________________________________________________________
As of December 31,               1997                   1996                   1995                1994                   1993
                                Percent                Percent                Percent             Percent                Percent
                                of loans               of loans               of loans            of loans               of loans
                                in Each                in Each                in Each             in Each                in Each
                               Category to            Category to            Category to         Category to            Category
                        Amount Total Loans     Amount Total Loans     Amount Total Loans  Amount Total Loans     Amount Total Loans
___________________________________________________________________________________________________________________________________
Commercial and other      $575   21.26%          $835   15.85%          $843   12.57%     $1,246   12.98%        $1,417   28.96%
Real Estate Construction    14    1.73%            23    2.62%            18    2.18%          8    1.15%            20    1.52%
Real Estate Mortgage       240   46.96%           322   52.49%           370   58.21%        417   60.84%           739   49.81%
Consumer                   412   30.04%           391   29.04%           247   27.04%        163   25.03%           135   19.71%
Unallocated              1,430       0            759       0            773       0         813       0            381       0
                         -----   -----          -----   -----          -----   -----       -----   -----          -----   -----
Total                   $2,671  100.00%        $2,330  100.00%        $2,251  100.00%     $2,647  100.00%        $2,692  100.00%


V. Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 1995, 1996, and 1997.

                                      TABLE X
                                     DEPOSITS
    ____________________________________________________________________________________________________
    For the year ended December 31,                1997                1996                1995

                                            Average     Average  Average    Average  Average     Average
    Dollars in thousands                    Balance     Rate     Balance    Rate     Balance     Rate
    ____________________________________________________________________________________________________
    Interest bearing transaction accounts   $ 24,376    2.20%    $ 50,041   2.42%    $ 49,335    2.64%
    Money market deposit accounts             49,302    3.10%      21,212   3.72%      19,375    3.95%
    Savings accounts                          25,822    2.74%      26,354   2.74%      26,595    2.74%
    Certificate of deposit, $100,000 or more  19,122    5.94%      17,026   5.52%      13,789    5.51%
    Other certificate of deposit             108,665    5.35%     103,029   5.48%      97,431    5.43%
                                               -----    ----        -----   ----        -----    ----
    Total interest bearing deposits          227,287    4.28%     217,662   4.27%     206,525    4.28%
    Non-interest bearing demand deposits      49,432               46,198              40,843
                                               -----                -----              ------
    Total deposits                          $276,719             $263,860            $247,368

The following table shows certificates of deposit in amounts of $100,000 or more as of December 31, 1997, 1996, and 1995 by time remaining until maturity.

                            TABLE XI
                      CERTIFICATE OF DEPOSIT $100,000 & MORE
    _____________________________________________________________
    Dollars in thousands         1997        1996        1995
    Maturing in
    _____________________________________________________________
    3 months or less           $ 5,549      $ 3,089      $ 3,392
    3 through 6 months           3,087        3,550        3,779
    6 through 12 months          5,843        3,774        5,436
    over 12 months               9,467        7,013        2,629
                                  ----         ----         ----
    Total                      $23,946      $17,426      $15,236

VI. Return on Equity and Assets

The return on average shareholders' equity and assets, the dividend pay out ratio, and the average equity to average assets ratio for the past three years are presented below.

                             1997     1996     1995
Return on average assets     1.23%    1.10%    0.80%

Return on average equity    11.88%   10.99%    8.07%

Dividend payout ratio       25.68%   25.88%   33.17%

Average equity to
 average assets             10.36%   10.01%    9.97%

VII. Short Term Borrowings

The Bank periodically borrowed funds through federal funds from its correspondent banks, through the use of a demand note to the United States Treasury (Treasury Tax and Loan Deposits), and through securities sold under agreements to repurchase. The borrowings matured daily and were based on daily cash flow requirements. The borrowed amounts (in thousands) and their corresponding rates during 1997, 1996, and 1995 are presented in the following table.

                                    TABLE XII
                                    SHORT TERM BORROWINGS
   __________________________________________________________________________________
                                     1997              1996              1995
   Dollars in thousands            Balance Rate      Balance Rate      Balance Rate
   ___________________________________________________________________________________
   Balance at December 31,
   Federal funds purchased         $     0           $ 2,000   6.28%   $ 1,400   5.63%
   Securities sold under
    agreement to repurchase         20,165   4.81%    15,135   4.58%    14,336   4.33%
   U. S. treasury demand notes
    and other borrowed money         4,025   5.27%     2,301   5.03%       560   5.51%
                                      ----              ----              ----
   Total                           $24,190           $19,436           $16,296

 Average daily balance outstanding:
   Federal funds purchased         $   271   5.54%   $   575   5.23%   $    96   6.03%
    Securities sold under
     agreement to repurchase        17,496   4.84%    14,413   4.76%    11,438   5.01%
    U. S. treasury demand notes
     and other borrowed money        1,857   5.33%     1,599   5.23%     1,996   5.46%
                                      ----              ----              ----
    Total                          $19,624   5.00%   $16,587   4.85%   $13,530   5.09%

    The maximum amount outstanding
     at any month end:
    Federal funds purchased        $     0           $ 2,700           $ 1,400
    Securities sold under
     agreement to repurchase       $ 23,121          $16,046           $14,636
    U. S. treasury demand notes
     and other borrowed money      $  4,033          $ 4,052          $  4,066

Item  2. Description of Property
The Bank owns the Main Office, two office buildings, and seven branches. All of the above properties are owned directly and free of any
encumbrances.   The land at the Fort Monroe branch is  leased  by  the
Bank under an agreement expiring in October 2011. The remaining three branches are 4leased from unrelated parties under leases with renewal
options  which  expire  anywhere from 10-20 years.   During  1996  the
Company acquired land in the Oyster Point area of Newport News and is building a 15,000 square foot office building. When completed in mid 1998 the new facility will house the Bank's commercial and real estate lending offices and Trust and Financial Services. The Company has signed a contract to purchase a branch site in Norge VA. The Company expects to build a branch of approximately 2,500 square feet.

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

Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.


                                Part II


Item  5. Market for Common Equity And Related Stockholder Matters

The common stock of Old Point Financial Corporation has not been listed on an exchange and was not quoted by NASDAQ. The approximate number of shareholders of record as of December 31, 1997 was 1,510. The range of high and low prices and dividends per share of the Company's common stock for each quarter during 1997 and 1996 is presented in Part I. Item 7. of this Annual Report on Form 10-K. Additional information related to stockholder matters can be found in
Note 15. Regulatory Matters of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.

Approval for quotation on the OTC Bulletin Board has been received by the National Association of Security Dealers, Inc. (NASD), and beginning in 1998 Old Point Financial Corporations' stock will be quoted under the symbol "OPOF".


Item  6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

                                          TABLE XIII
                                          SELECTED FINANCIAL HIGHLIGHTS
    ________________________________________________________________________________________
    Years Ended December 31,                 1997      1996      1995      1994      1993
                                             (Dollars in thousands except per share data)
    ________________________________________________________________________________________
    RESULTS OF OPERATIONS
    Interest income...............          $25,242   $23,377   $21,534   $19,234   $19,105
    Interest expense..............           10,681    10,093     9,531     7,625     7,743
                                              -----     -----     -----     -----     -----
    Net interest income...........           14,561    13,284    12,003    11,609    11,362
    Provision for loan loss.......              600       600       825        25       250
                                              -----     -----     -----     -----     -----
    Net interest income after
     provision for loan loss......           13,961    12,684    11,178    11,584    11,112
    Gains (losses) on sales of
     investment securities........               (1)        2         9       407        19
    Noninterest income............            4,275     4,134     3,836     3,755     4,003
    Noninterest expenses..........           12,704    12,066    11,884    11,837    12,252
                                              -----     -----     -----     -----     -----
    Income before taxes...........            5,531     4,754     3,139     3,909     2,882
    Income taxes .................            1,441     1,309       797     1,136       667
                                              -----     -----     -----     -----     -----
    Net income....................           $4,090    $3,445    $2,342    $2,773    $2,215
                                              =====     =====     =====     =====     =====
    FINANCIAL CONDITION

    Total assets..................         $348,671  $316,345  $304,266  $277,680  $273,884
    Total deposits................          287,100   263,519   256,535   235,599   234,171
    Total loans...................          221,744   198,584   189,355   174,881   150,776
    Stockholders' equity..........           36,332    32,400    30,328    26,222    25,836
    Average assets................          332,155   313,012   291,174   278,398   270,685
    Average equity................           34,418    31,333    29,022    26,694    24,897

    PERTINENT RATIOS

    Return on average assets......             1.23%     1.10%     0.80%     1.00%     0.82%
    Return on average equity......            11.88%    10.99%     8.07%    10.39%     8.90%
    Dividends paid as a percent of
     net income...................            25.68%    25.88%    33.17%    25.03%    28.17%
    Average equity as a percent of
     average assets...............            10.36%    10.01%     9.97%     9.59%     9.20%

    PER SHARE DATA

    Basic EPS.....................             $1.60     $1.35     $0.92     $1.10     $0.89
    Cash dividends declared.......              0.41      0.35     0.305     0.275      0.25
    Book value....................             14.16     12.72     11.91     10.37     10.30

    GROWTH RATES

    Year end assets...............            10.22%     3.97%     9.57%     3.33%     1.92%
    Year end deposits.............             8.95%     2.72%     8.89%     1.77%     1.15%
    Year end loans................            11.66%     4.87%     8.28%     8.08%    -6.82%
    Year end equity...............            12.14%     6.83%    15.66%     8.39%     6.79%
    Average assets................             6.12%     7.50%     4.59%     3.53%     0.66%
    Average equity................             9.85%     7.96%     8.72%    11.90%     4.36%
    Net income....................            18.72%    47.10%   -15.54%    59.55%    27.45%
    Cash dividends declared.......            17.14%    14.75%    10.91%    37.50%    25.00%
    Book value....................            11.30%     6.83%    14.78%     6.54%     5.78%

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

EARNINGS SUMMARY
  Net income was $4.09 million, or $1.60 per share in 1997 compared to $3.45 million, or $1.35 per share in 1996 and $2.34 million, or $0.92 per share in 1995. Return on average assets was 1.23% in 1997, 1.10% in 1996 and 0.80% in 1995. Return on average equity was 11.88% in 1997, 10.99% in 1996 and 8.07% in 1995. For the past five years return on average assets has averaged 0.99% and return on average equity has averaged 10.05%. Selected Financial Highlights summarizes the Company's performance for the past five years.

NET INTEREST INCOME
      The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $15.30 million in 1997, up $1.48 million, or 11% from $13.82 million in 1996 which was up $1.42 million, or 11% from $12.40 million in 1995. Net interest income is affected by variations in interest rates and the volume and mix of earning assets and interest-bearing liabilities. The net interest yield increased to 4.91% in 1997 from 4.75% in 1996 which was up from 4.56% in 1995.

     Tax equivalent interest income increased $2.07 million, or 9%, in 1997. Average earning assets grew $21.26 million, or 7%. Total average loans increased $17.99 million, or 9%, while average investment securities increased $2.27 million, or 2%. Interest income increased in 1997 by eleven basis points primarily due to the collection of interest on nonaccrual loans.

      Interest expense increased $588 thousand, or 6%, in 1997. Interest bearing liabilities also increased 6% in 1997. The cost of funding liabilities increased two basis points due to the higher cost of federal funds purchased and securities sold under agreements to repurchase and payments on interest bearing deposit accounts.

PROVISION/ALLOWANCE FOR LOAN LOSSES
      Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. There was no change in the provision, remaining at $600 thousand in 1997 and 1996 which was down from $825 thousand in 1995.

      Loans charged off during 1997 totalled $868 thousand compared to $925 thousand in 1996 and $1.72 million in 1995, while recoveries amounted to $609 thousand in 1997, $404 thousand in 1996 and $499 thousand in 1995. During 1996 a large portion of the charge offs were in the installment loans to individuals portfolio which is comprised of loans to individuals for personal expenditures such as household furniture and appliances and automobiles. The portfolio includes indirect dealer loans which accounted for $35 million of $58 million in 1996 and $34 million of $67 million in 1997. During 1996 the Company experienced a significant increase in personal bankruptcies leading to higher charge offs of indirect dealer loans. Since the beginning of 1996 the underwriting standards for dealer loans has been raised thus reducing indirect dealer loans charged off by $186 thousand or 44% in 1997 from 1996.

   The Company's net loans charged off to year-end loans were 0.12% in 1997, 0.26% in 1996, and 0.64% in 1995. The allowance for loan losses, as a percentage of year-end loans, was 1.20% in 1997, 1.17% in 1996, and 1.19% in 1995.

   As of December 31, 1997, nonperforming assets were $1.43 million, down from $1.90 million at year-end 1996 which was down from $3.40 million at year-end 1995. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 1997 total consisted of other real estate of $774 thousand and $660 thousand in nonaccrual loans. The other real estate consisted of $354 thousand in a commercial property originally acquired as a potential branch site and now held for sale and $420 thousand in foreclosed real estate. Nonaccrual loans consisted of $47 thousand in commercial loans and $613 thousand in mortgage loans. The Company has aggressively dealt with these credits and specific action plans have been developed for each of these classified loans to address any deficiencies. Loans still accruing interest but past due 90 days or more decreased to $455 thousand as of December 31, 1997 compared to $1.34 million as of December 31, 1996, but increased from $248 thousand as of December 31, 1995.

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

OTHER INCOME
   Other income increased $138 thousand, or 3% in 1997 from 1996 compared to an increase of $291 thousand, or 8% in 1996 from 1995. The 1997 increase was due to higher Trust Services fees and other service charge income. The 1996 increase was due primarily to Trust Services fees and mortgage brokerage income.

OTHER EXPENSES
  Other expenses increased $638 thousand or 5% in 1997 over 1996 after increasing 2% in 1996 from 1995. Salaries and employee benefits increased $264 or 4% in 1997 due to normal salary increases and higher medical insurance costs. Occupancy expense increased $78 thousand, or 10% in 1997 primarily due to higher maintenance costs associated with repairs and remodeling of bank buildings. Equipment expense increased $65 thousand or 6% due to higher depreciation expense on new computer systems and related service contracts. Other operating expenses increased $231 thousand or 8%. Legal fees, postage and freight, advertising, and marketing were the major factors for the increase in other operating expenses. The increase in legal fees is due higher litigation fees. The increase in advertising and marketing is related to generating loan and deposit growth. The increase in postage and freight is due to higher postage rates and increased mailings.

ASSETS
   At December 31, 1997, the Company had total assets of $348.7 million, up 10% from $316.3 million at December 31, 1996. Average assets in 1997 were $332.2 million compared to $313.0 million in 1996. The growth in assets in 1997 was due to the increase in average loans, which were up 9%.

   During 1996 the Company acquired land in the Oyster Point area of Newport News to build a 15,000 square foot office building. When completed in mid 1998 the new facility will house the Bank's commercial and real estate lending offices and Trust and Financial Services. The Company has signed a contract to purchase a branch site in Norge, VA. The Company plans to build a new branch of approximately 2,500 square feet. The branch will provide full service banking including consumer and business services.

LOANS
   The Company experienced excellent loan demand in 1997. Total loans as of December 31, 1997 were $221.7 million, up 12% from $198.6 million at December 31, 1996. All categories of loans increased during 1997 except tax exempt loans and real estate mortgages. Footnote 3 of the financial statements details the loan volume by category for the past two years.

INVESTMENT SECURITIES
  At December 31, 1997 total investment securities were $96.5 million, up 1% from $95.1 million on December 31, 1996. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements. Footnote 2 of the financial statements details the composition of the investment portfolio for the past two years.

DEPOSITS
   At December 31, 1997, total deposits amounted to $287.1 million, up 9% from $263.5 million on December 31, 1996. Non-interest bearing deposits increased $4.8 million, or 10%, in 1997 over 1996. Savings deposits increased $3.8 million, or 4%, in 1997 over 1996. Certificates of deposit increased $15.0 million or 12% in 1997 over 1996.

STOCKHOLDERS' EQUITY
   Total stockholders' equity as of December 31, 1997 was $36.3 million, up 12% from $32.4 million on December 31, 1996. The Company is required to maintain minimum amounts of capital under banking regulations. Under the regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for 1997, 1996 and 1995.

                       1997         1997    1996    1995
                   Regulatory
                   Requirements

Tier 1                4.00%        15.06%  15.63%  15.47%
Total Capital         8.00%        16.19%  16.76%  16.47%
Tier 1 Leverage       3.00%        10.32%  10.21%   9.80%

   Year-end book value was $14.16 in 1997 and $12.72 in 1996. Cash dividends were $1.0 million, or $.41 per share in 1997 and $891 thousand, or $.35 per share in 1996. The common stock of the Company has not been extensively traded. The stock has not been listed on an exchange and was not quoted by NASDAQ. Bid and ask prices have not been available for the Company. The volume of trading of the stock has therefore been limited. The prices below are based upon a limited number of transactions known to Management during the past two years.

The stock has been approved by the National Association of Security Dealers, Inc. (NASD) for quotation on the OTC Bulletin Board. Beginning in 1998, Old Point Financial Corporation's stock will be quoted under the symbol "OPOF".

There were 1,510 stockholders of the Company as of December 31, 1997. This stockholder count does not include stockholders who hold their stock in a nominee registration. The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 1997 and 1996.

                              1997                       1996
                           Market Value                Market Value
                Dividend   High     Low     Dividend   High     Low
   1st Quarter    $ 0.10   $20.75   $20.75    $ 0.08   $18.75   $18.75
   2nd Quarter    $ 0.10   $21.00   $20.75    $ 0.08   $18.75   $18.75
   3rd Quarter    $ 0.10   $21.25   $20.75    $ 0.09   $18.75   $18.75
   4th Quarter    $ 0.11   $25.00   $21.00    $ 0.10   $20.75   $18.75

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

YEAR 2000
   The "Year 2000" problem relates to the fact that many computer programs use two digits to define a year and assume that the century is 1900. Therefore, these programs will not recognize the turn of the century. For example, the year 1998 is defined as "98" and the year 2003 is defined as "03". Because the assumed century is 1900 computers recognize the year 2003, defined as "03", as 1903. The Company is aware of the Year 2000 problem and is taking action to ensure that all of its computer hardware and software will be Year 2000 compliant. The Company has a five-step plan to identify, correct, upgrade and test all of its hardware and software by the end of 1998. A Year 2000 project team has been assembled which meets on a monthly basis to monitor progress and address any new issues that might arise.

The Company has identified and cataloged all of its hardware and software. Software and hardware that is not Year 2000 compliant is being identified and plans are being developed to upgrade and/or replace hardware and software that is not Year 2000 compliant. Additionally, the Company's vendors and major customers are being contacted to determine their Year 2000 efforts so that the Company can plan accordingly.

Operating and capital budgets incorporate projected expenditures necessary to ensure that all systems are Year 2000 compliant. At this time management does not believe that related expenditures will have an adverse material effect on the Company.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the company are presented below followed by the financial statements of the parent.

Independent Auditors' Report
To the Board of Directors
Old Point Financial Corporation
Hampton, Virginia


We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Old Point Financial Corporation and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





Eggleston Smith P.C.

January 16, 1998
Newport News, Virginia

    CONSOLIDATED BALANCE SHEETS
    ________________________________________________________________________________________
    December 31,                                                    1997                1996
                                                                      (Dollars in Thousands)
    ________________________________________________________________________________________

    ASSETS
    Cash and due from banks                                     $ 12,208            $ 10,988
    Investments:
      Securities available-for-sale, at market                    67,546              70,089
      Securities to be held-to-maturity
       (Market value $29,096 in 1997 and $24,820 in 1996)         28,980              24,967
    Federal funds sold                                             6,977                 561
    Loans, total                                                 221,744             198,584
    Less - allowance for loan losses                               2,671               2,330
                                                             ------------        ------------
      Net loans                                                  219,073             196,254
    Premises and equipment                                         9,742               9,403
    Other real estate owned                                          774                 354
    Other assets                                                   3,371               3,729
                                                             ------------        ------------
       Total assets                                             $348,671            $316,345
                                                             ============        ============
    LIABILITIES
    Non interest-bearing deposits                                $52,360             $47,534
    Savings deposits                                              99,991              96,196
    Certificates of deposit                                      134,749             119,789
                                                             ------------        ------------
       Total deposits                                            287,100             263,519
    Federal funds purchased and securities sold  under
      repurchase agreements                                       20,165              17,135
    Interest bearing demand notes issued to the United
     States Treasury and other liabilities for borrowed money      4,025               2,301
    Other liabilities                                              1,049                 990
                                                             ------------        ------------
       Total Liabilities                                         312,339             283,945

    STOCKHOLDERS' EQUITY
    Common stock, $5 par value, 6,000,000 shares authorized
    Issued 2,566,172 in 1997 and 1,273,546 in 1996                12,831               6,368
    Capital surplus                                                9,693               9,345
    Retained earnings                                             13,098              16,639
    Unrealized gain on securities                                    710                  48
                                                             ------------        ------------
       Total stockholders' equity                                 36,332              32,400
                                                             ------------        ------------
       Total liabilities and stockholders' equity               $348,671            $316,345
                                                             ============        ============
    See Notes to Consolidated Financial Statements

    ___________________________________________________________________________________________________
    CONSOLIDATED STATEMENTS OF INCOME

    Years Ended December 31,                                    1997            1996            1995
                                                        (Dollars in Thousands except per share amounts)
    ___________________________________________________________________________________________________
    INTEREST INCOME
    Interest and fees on loans                               $19,203         $17,580         $16,079
    Interest on investment securities
      Taxable                                                  4,473           4,736           4,690
      Exempt from income tax                                   1,290             853             501
                                                          -----------     -----------     -----------
                                                               5,763           5,589           5,191
    Interest on trading account securities                       ---             ---             ---
    Interest on federal funds sold                               276             208             264
                                                          -----------     -----------     -----------
        Total interest income                                 25,242          23,377          21,534

    INTEREST EXPENSE
    Interest on savings deposits                               2,773           2,721           2,797
    Interest on certificates of deposit                        6,948           6,582           6,051
    Interest on federal funds purchased and securities
     sold under repurchase agreements                            861             706             573
    Interest on demand notes issued to the United
     States Treasury and other liabilities
     for borrowed money                                           99              84             110
                                                          -----------     -----------     -----------
       Total interest expense                                 10,681          10,093           9,531
                                                          -----------     -----------     -----------
    Net interest income                                       14,561          13,284          12,003
    Provision for loan losses                                    600             600             825
                                                          -----------     -----------     -----------
      Net interest income after provision for loan losses     13,961          12,684          11,178

    OTHER INCOME
    Income from fiduciary activities                           1,750           1,667           1,441
    Service charges on deposit accounts                        1,723           1,887           1,893
    Other service charges, commissions and fees                  573             360             280
    Security gains (losses), net                                  (1)              2               9
    Income from trading account                                  ---             ---             ---
    Other operating income                                       229             220             222
                                                          -----------     -----------     -----------
       Total other income                                      4,274           4,136           3,845

    OTHER EXPENSE
    Salaries and employee benefits                             7,670           7,406           7,178
    Occupancy expense                                            846             768             714
    Equipment expense                                          1,094           1,029             959
    Other operating expense                                    3,094           2,863           3,033
                                                          -----------     -----------     -----------
       Total other expenses                                   12,704          12,066          11,884
                                                          -----------     -----------     -----------
    Income before income taxes                                 5,531           4,754           3,139
    Income taxes                                               1,441           1,309             797
                                                          -----------     -----------     -----------
    Net income                                                $4,090          $3,445          $2,342
                                                          ===========     ===========     ===========
   Basic Earnings per Share

    Average shares outstanding (in thousands)                  2,561           2,547           2,544
    Net income per share of common stock                       $1.60           $1.35           $0.92

    Diluted Earnings per Share
    Average shares outstanding (in thousands)                  2,575           2,563           2,553
    Net income per share of common stock                       $1.59           $1.34           $0.92

    See Notes to Consolidated Financial Statements

    ________________________________________________________________________________________________________________________
    Consolidated Statements of Cash Flows

    Years Ended December 31,                                                    1997               1996               1995
    ________________________________________________________________________________________________________________________
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income....................................................           $ 4,090            $ 3,445            $ 2,342
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization...............................               941                883                768
      Provision for loan losses...................................               600                600                825
      Gains on sale of investment securities, net.................                 1                 (2)                (9)
      Net amortization & accretion of securities..................               368                679              1,078
      Net (increase) decrease in trading account..................                 0                  0                  0
      Loss on sale of equipment...................................                 0                110                  0
      Increase in other real estate owned.........................              (613)               152               (553)
      (Increase) decrease in other assets
        (net of tax effect of FASB 115 adjustment)................                16                357                 (8)
      Increase (decrease) in other liabilities....................                59               (117)               104
                                                                       --------------     --------------     --------------
        Net cash provided by operating activities.................             5,462              6,107              4,547

    CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of investment securities .........................           (31,001)           (30,015)           (31,772)
      Proceeds from maturities & calls of securities .............            23,949             24,171             25,315
      Proceeds from sales of available - for - sale securities ...             6,218              2,003                  0
      Proceeds from sales of held - to - maturity securities                       0                  0                  0
      Loans made to customers.....................................          (123,513)          (105,807)          (104,681)
      Principal payments received on loans........................           100,094             96,057             88,985
      Purchases of premises and equipment.........................            (1,304)            (2,113)            (1,991)
      Proceeds from sales of premises and equipment...............                23                 20                  0
      Proceeds from sales of other real estate owned..............               193                448                167
      (Increase) decrease in federal funds sold...................            (6,416)               (48)              (266)
                                                                       --------------     --------------     --------------
        Net cash provided by (used in) investing activities.......           (31,757)           (15,284)           (24,243)

    CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in non-interest bearing deposits........             4,826              4,632              5,816
      Increase (decrease) in savings deposits.....................             3,794                391             (1,181)
      Proceeds from the sale of certificates of deposit...........            59,771             43,478             66,693
      Payments for maturing certificates of deposit...............           (44,810)           (41,517)           (50,392)
      Increase (decrease) in federal funds purchased &
       repurchase agreements......................................             3,030              1,399              2,042
      Increase (decrease) in interest bearing
       demand notes and other borrowed money......................             1,724              1,741               (602)
      Proceeds from issuance of common stock......................               230                  0                 88
      Dividends paid..............................................            (1,050)              (891)              (777)
                                                                       --------------     --------------     --------------
        Net cash provided by financing activities.................            27,515              9,233             21,687

        Net increase (decrease) in cash and due from banks........             1,220                 56              1,991
        Cash and due from banks at beginning of period............            10,988             10,932              8,941
                                                                       --------------     --------------     --------------
        Cash and due from banks at end of period..................           $12,208            $10,988            $10,932
                                                                       ==============     ==============     ==============

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
        Interest..................................................           $10,587            $10,126             $9,286
        Income taxes..............................................             1,475              1,275                830

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING TRANSACTIONS
      Unrealized gain (loss) on investment
        securities, net of tax....................................              $662              ($482)            $2,453

      Transfer of property from premises and
       equipment to other real estate owned.......................                $0                 $0               $354

    See Notes to Consolidated Financial Statements.
                                                                                                     22

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    ___________________________________________________________________________________________________________________________
                                                                                                  Unrealized
                                                    Common                                       Gains(Loss) on      Total
                                                     Stock          Capital        Retained       Investment     Stockholders'
                                                  (Par Value)       Surplus        Earnings       Securities        Equity
                                                                              (Dollars in Thousands)
    ___________________________________________________________________________________________________________________________
    YEAR ENDED DECEMBER 31, 1995
    Balance, beginning of year                        $ 6,320         $ 9,032         $12,793         ($1,923)        $26,222
    Net income                                            ---             ---           2,342             ---           2,342
    Sale of stock                                          48             313            (273)            ---              88
    Increase in unrealized gain
     on investment securities                             ---             ---             ---           2,453           2,453
    Cash dividends paid                                   ---             ---            (777)            ---            (777)
                                                 -------------   -------------   -------------   -------------   -------------
    Balance, end of year                              $ 6,368         $ 9,345         $14,085          $  530         $30,328
                                                 =============   =============   =============   =============   =============
    YEAR ENDED DECEMBER 31, 1996

    Balance, beginning of year                        $ 6,368         $ 9,345         $14,085          $  530         $30,328
    Net income                                            ---             ---           3,445             ---           3,445
    Sale of stock                                         ---             ---             ---             ---             ---
    Decrease in unrealized gain
     on investment securities                             ---             ---             ---            (482)           (482)
    Cash dividends paid                                   ---             ---            (891)            ---            (891)
                                                 -------------   -------------   -------------   -------------   -------------
    Balance, end of year                              $ 6,368         $ 9,345         $16,639          $   48         $32,400
                                                 =============   =============   =============   =============   =============
    YEAR ENDED DECEMBER 31, 1997

    Balance, beginning of year                        $ 6,368         $ 9,345         $16,639          $   48         $32,400
    Net income                                            ---             ---           4,090             ---           4,090
    Sale of stock                                          48             348            (166)            ---             230
    Stock dividend declared on common stock             6,415             ---          (6,415)            ---             ---
    Increase in unrealized gain
     on investment securities                             ---             ---             ---             662             662
    Cash dividends paid                                   ---             ---          (1,050)            ---          (1,050)
                                                 -------------   -------------   -------------   -------------   -------------
    Balance, end of year                              $12,831         $ 9,693         $13,098          $  710         $36,332
                                                 =============   =============   =============   =============   =============

    See Notes to Consolidated Financial Statements

NOTE 2, Investment Securities

At December 31, 1997, the investment securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts, and investment securities available-for-sale are carried at market value.

The amortized cost and fair value of investment securities held-to-maturity at December 31, 1997 and 1996, were:


                            Amortized   Unrealized  Unrealized    Market
                              Cost        Gains       Losses      Value
                                   (Dollars in Thousands)
_______________________________________________________________________________
Obligations of other United
 States Government Agencies
 as of December 31, 1997      $28,980      $128       ($12)       $29,096
                             ========      ====       =====       =======

Obligations of other United
 States Government Agencies
 as of December 31, 1996      $24,967      $ 23       ($170)      $24,820
                             ========      ====       ======      =======

The amortized cost and fair values of investment securities available-for-sale at December 31, 1997 were:

                                                            Amortized      Unrealized      Unrealized        Market
                                                              Cost            Gains          Losses           Value
                                                                       (Dollars in Thousands)

            __________________________________________________________________________________________________________
            United States Treasury securities                 $22,189             $93            ($63)        $22,219

            Obligations of other United States
             Government agencies                               10,957             121             (28)         11,050

            Obligations of state and political
              subdivisions                                     27,844           1,052             ---          28,896

            Adjustable Rate Mortgage Fund                       4,400                             (99)          4,301

            Federal Home Loan Bank Stock                          945             ---             ---             945

            Federal Reserve Bank stock                             85             ---             ---              85

            Other marketable equity securities                     50             ---             ---              50
                                                           -----------     -----------     -----------     -----------
            Total                                             $66,470          $1,266           ($190)        $67,546
                                                           ===========     ===========     ===========     ===========


The amortized cost and fair values of investment securities available-for-sale at December 31, 1996 were:

                                                            Amortized      Unrealized      Unrealized        Market
                                                              Cost            Gains          Losses           Value
                                                                         (Dollars in Thousands)

            __________________________________________________________________________________________________________
            United States Treasury Securities                 $36,562            $253           ($240)        $36,575

            Obligations of other United States
             Government agencies                                7,998              16            (134)          7,880

            Obligations of State and Political
             subdivisions                                      20,012             320             (38)         20,294

            Adjustable Rate Mortgage Fund                       4,400                            (103)          4,297

            Federal Home Loan Bank Stock                          908             ---             ---             908

            Federal Reserve Bank stock                             85             ---             ---              85

            Other marketable equity Securities                     50             ---             ---              50
                                                           -----------     -----------     -----------     -----------
            Total                                             $70,015            $589           ($515)        $70,089
                                                           ===========     ===========     ===========     ===========

Investment securities carried at $36.4 million and $32.2 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

The amortized cost and approximate market values of investment securities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        December 31, 1997

                                                          Available-For-Sale            Held-To-Maturity

                                                           Amortized      Market         Amortized      Market
                                                             Cost          Value           Cost          Value
                                                          (Dollars in Thousands)
           Due in one year or less                           $14,615       $14,653         $     0       $    0
           Due after one year through five years              15,999        16,028          27,980        28,082
           Due after five years through ten years             15,528        16,108           1,000         1,014
           Due after ten years                                14,848        15,376             ---           ---
                                                             -------       -------         -------       -------
             Total debt securities                            60,990        62,165          28,980        29,096
           Other securities without stated maturities          5,480         5,381             ---           ---
                                                             -------       -------         -------       -------
           Total investment securities                       $66,470       $67,546         $28,980       $29,096
                                                             =======       =======         =======       =======

           The proceeds from the sale and maturities of investment securities, and the related realized gains and losses are shown below:

                                          1997          1996            1995

           Proceeds from sales and
            maturities of investments   $30,167       $26,174         $25,315
                                        =======       =======         =======

           Realized gains               $     3       $     2         $     9
           Realized losses                    4           ---             ---
                                        -------       -------         -------
             Net gains (losses)             ($1)      $     2         $    9
                                        =======       ========        =======

NOTE 3, Loans

    At December 31, loans before allowance for loan losses consisted of:

                                                         1997          1996
                                                       (Dollars in Thousands)

           Commercial and other                       $45,059       $28,944
           Real estate - construction                   3,836         5,213
           Real estate - mortgage                     104,141       104,230
           Installment loans to individuals            66,615        57,733
           Tax exempt loans                             2,093         2,464
                                                   ------------  ------------
              Total                                  $221,744      $198,584
                                                   ============  ============

    Information concerning loans which are contractually past due or in non-accrual status is as follows:

                                                          1997          1996
                                                        (Dollars in Thousands)

            Contractually past due loans
             past due 90 days or more and
             still accruing interest                      $455        $1,342
                                                     ============  ============
            Loans which are in
             non-accrual status                           $660        $1,550
                                                     ============  ============

    The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $1.9 million and $2.0 million at December 31, 1997 and respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders' equity at December 31, 1997.

    The bank does not account for any of its loans under the provisions of Statement of Financial Accounting Standards No. 114 or 118 related to impaired loans.

    NOTE 4, Allowance for Loan Losses

    Changes in the allowance for loan losses are as follows:

                                            1997          1996         1995
                                                 (Dollars in Thousands)

            Balance, beginning of year     $2,330        $2,251       $2,647
            Recoveries                        609           404          499
            Provision for loan losses         600           600          825
            Loans charged off                (868)         (925)      (1,720)
                                           --------      -------     --------
            Balance, end of year           $2,671        $2,330       $2,251
                                           ======        ======       ======

NOTE 5, Premises and Equipment

 At December 31, premises and equipment consisted of:

                                                          1997        1996

       Land                                              $2,133       2,133
       Buildings                                          7,806       7,110
       Leasehold improvements                               855         855
       Furniture, fixtures and equipment                  9,051       8,475
                                                       ----------- -----------
         Total cost                                      19,845      18,573
       Less accumulated
        depreciation and amortization                    10,103       9,170
                                                     ----------- -----------
         Net book value                                  $9,742      $9,403
                                                      =========== ===========

NOTE 6, Other Real Estate Owned

    Other real estate consisted of the following at December 31:

                                                           1997        1996
       Foreclosed real estate                              $420          $0
       Property held for sale                               354         354
                                                       ----------- -----------
         Total                                             $774        $354
                                                        =========== ===========
NOTE 7, Indebtedness

    The Bank's short-term borrowings include federal funds purchased, securities sold under repurchase agreements (including $4.0 million to directors in 1997 and $2.5 million in 1996) and United States Treasury Demand Notes. The federal funds purchased and securities sold under repurchase agreements are held under various maturities and interest rates. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.


NOTE 8, Stock Option Plan
    The Company has stock option plans which reserves 84,534 shares of common stock for grants to key employees. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and an option's maximum term is ten years. A summary of the exercisable incentive stock options is presented below:

                                              Outstanding   Granted   Exercised    Expired   Outstanding
                                               Beginning    During     During      During      At End
                                                of Year    the Year   the Year    the Year     of Year
                       1995
                       Shares                      91,010      5,404    (30,440)     (1,500)      64,474
                       Weighted average
                       exercisable price           $14.10     $18.50      $9.77      $18.13       $16.41

                       1996
                       Shares                      64,474     28,772       (500)       (400)      92,346
                       Weighted average
                         exercisable price         $16.41     $18.75     $18.13      $18.13       $17.13

                       1997
                       Shares                      92,346     25,754    (22,280)    (11,286)      84,534
                       Weighted average
                         exercisable price         $17.13     $20.75     $13.12      $18.60       $19.09

    At December 31, 1997, exercise prices on outstanding options ranged from $18.13 to $20.75 per share and the weighted average remaining contractual life was 8 years.


NOTE 8, Stock Option Plan (Continued)

    The Company accounts for its stock option plans in accordance with APB
    Opinion No. 25, Accounting for Stock Issued to Employees, which does not allocate costs to stock options granted at current market values. The
    Company could, as an alternative, allocate costs to stock options using option pricing models, as provided in Statement of Financial Accounting
    Standards No. 123, Accounting for Stock-Based Compensation. Because of the limited number of options granted and the limited amount of trading activity in the Company's stock, management believes that stock options are best accounted for in accordance with APB Opinion No. 25. However, had the stock options been accounted for in accordance with SFAS No. 123, pro-forma amounts for net earnings and earnings per share would have been as follows for each of the years ending December 31:

                                      1997          1996          1995
     Pro-forma net income
      (in thousands)                 $4,041        $3,401        $2,313
                                     =======       ======        =======

     Pro-forma earnings per share    $1.57         $1.33         $0.91
                                     =====         =====         =====

    Pro-forma amounts were computed using a 6% risk free interest rate over a 10 year term using an annual dividend rate of between 1.74% and 1.92% and a .01% volatility rate.

    The pro-forma effect of the potential exercise of stock options on basic earnings per share would be to increase the number of weighted average number of outstanding shares by approximately 14,000 in 1997, 16,000 in 1996, and 9,000 in 1995.

    The Company also has an Employee Stock Purchase Plan which reserves 70,968 shares of common stock for eligible employees.  The purchase price is 95%
    of the lesser of (1) the common stock's fair market value at July 1 or (2) the common stock's fair market value at the following June 30.
    During 1997, 4,032 shares of common stock were purchased by employees.


NOTE 9, Income Taxes

    The components of income tax expense are as follows:

                               1997          1996          1995
                                   (Dollars in Thousands)

       Currently payable     $1,458        $1,214          $572
       Deferred                 (17)           95           225
                             -------       -------         -----
       Reported tax expense  $1,441        $1,309          $797
                             ======        ======          ====

    The items that caused timing differences affecting deferred income taxes are as follows:

                                               1997      1996      1995
                                                 (Dollars in Thousands)

       Provision for loan losses              ($186)     ($8)      $222
       Other writedowns and adjustments         ---       ---       ---
       Pension plan expenses                     17       32         15
       Deferred loan fees, net                   24       21         27
       Security gains and losses                 (4)      (7)         3
       Interest on certain non-accrual loans     95        8        (77)
       Alternative minimum taxes                ---      ---        ---
       Depreciation                              37       46         33
       Other                                    ---        3          2
                                              -----      ----      ----
                                               ($17)     $95       $225
                                              ======     =====     =====

    A reconciliation of the "expected" Federal income tax expense on income before income taxes with the reported income tax expense follows:

                                                  1997     1996      1995
                                                    (Dollars in Thousands)

       Expected tax expense (34%)              $1,880     $1,616    $1,067
       Interest expense on tax exempt assets       57         38        25
       Tax exempt interest                       (494)      (352)     (263)
       Alternative minimum tax                    ---        ---       ---
       Disqualified incentive stock options        (2)       ---       (47)
       Other, net                                 ---          7        15
                                               ------     ------    -------
       Reported tax expense                    $1,441     $1,309    $  797
                                               ======     ======    ======


NOTE 9, Income Taxes (Continued)

    The components of the net deferred tax asset included in other assets are as follows at December 31:


                                                        1997         1996
                                                     (Dollars in Thousands)

      Components of Deferred Tax Liability:
      Depreciation                                    ($147)       ($110)
      Accretion of discounts on securities               (9)         (15)
      Net unrealized (gain) on
       available-for-sale securities                   (366)         (25)
      Deferred loan fees and costs                      (91)         (67)
      Other                                               0           (2)
                                                     ------       ------
      Deferred tax liability                           (613)        (219)

     Components of Deferred Tax Asset:
     Allowance for loan losses                          552          366
     Net unrealized loss on
      available-for-sale securities                     ---          ---
     Interest on non-accrual loans                      216          311
     Deferred compensation                                8           12
     Pension                                              8           25
                                                     ------       ------
       Deferred tax asset, net                         $171         $495
                                                     ======       ======

    NOTE 10, Lease Commitments

    The Bank has noncancellable leases on premises and equipment expiring at various dates, including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

    The total approximate minimum rental commitment at December 31, 1997, under noncancellable leases is $807 thousand which is due as follows:


         Year     (Dollars in Thousands)

         1998             $165
         1999               97
         2000               48
         2001               48
         2002               48
   Remaining term
    of leases              401
                          ----
      Total               $807
                          ====

    The aggregate rental expense of premises and equipment was $208 thousand, $191 thousand and $165 thousand for 1997, 1996, and 1995 respectively.



NOTE 11, Pension Plan

    The following table sets forth the Pension Plan's funded status and amounts recognized in the Bank's financial statements at December 31:

                                                 1997            1996
                                               (Dollars in Thousands)

       Actuarial present value of
        benefits obligations:
        Vested benefits                        ($1,720)        ($1,723)
                                               ========        ========

        Accumulated benefit obligation         ($1,828)        ($1,840)
                                               ========        ========

       Projected benefit obligation            ($2,582)        ($2,576)
       Plan assets at fair value                 2,367           2,176
                                               --------        --------
       Projected benefit obligation
        in excess of plan assets                  (215)           (400)
       Unrecognized net plan asset                 (50)            (62)
       Net deferrals                               243             390
                                               --------        --------
       Pension plan liability included
        in consolidated balance sheets            ($22)           ($72)
                                               ========        ========
       Net pension cost includes
        the following components:

        Service cost - benefits earned
         in the current period                    $141            $146
        Interest cost on projected
         benefit obligation                        179             168
        Return on plan assets                     (158)           (131)
        Recognition of unrecognized
         net plan assets                           (12)            (12)
        Amortization of net deferrals                6              17
                                                  -----           -----
          Net pension cost                        $156            $188
                                                  =====           =====

          Contributions to the plan               $206            $282
                                                  =====           ======

               The actuarial present value of benefits and obligations were determined by use of the following assumptions:

                                           1997            1996

               Discount rate                8.0%            7.5%
               Compensation increase        5.0%            5.0%
               Expected long term rate
                of return on assets         8.0%            7.5%

NOTE 12, Profit Sharing

    The Bank has a defined contribution profit sharing and thrift plan covering substantially all of its employees. The Bank may make profit sharing contributions to the plan as determined by the board of directors. In addition, the Bank matches thrift contributions by employees fifty cents for each dollar contributed. Expenses related to the plan totaled $258 thousand and $261 thousand in 1997 and 1996, respectively.



NOTE 13, Commitments and Contingencies

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

         Off- balance sheet items at December 31, are as follows:

                                                           1997         1996
                                                         (Dollars in Thousands)
           Commitments to extend credit:
           Home equity lines of credit          $ 9,748      $ 9,442
           Construction and development
             loans committed but not funded       7,124        5,228
            Other lines of credit
               (principally commercial)          19,556       19,201
                                                -------      -------
                                                $36,428      $33,871
                                                =======      =======

                Irrevocable letters of credit   $   822      $ 1,071
                                                 ======      =======

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extensions of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

    Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. Most guarantees extend for less than two years and expire in decreasing amounts through 1998. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.



NOTE 14, Fair Value of Financial Instruments

    The estimated fair value of the Bank's financial instruments at December 31, are as follows:

                                                                               1997                        1996

                                                                Carrying         Fair        Carrying       Fair
                                                                 Amount         Value         Amount        Value
                                                                (Dollars in Thousands)        (Dollars in Thousands)
              Cash and due from banks                              $12,208       $12,208       $10,988      $10,988
              Investment securities, held-to-maturity               28,980        29,096        24,967       24,820
              Investment securities, available-for-sale             67,546        67,546        70,089       70,089
              Federal funds sold                                     6,977         6,977           561          561
              Loans, net of allowances for loan losses             219,073       217,913       196,254      195,793

              Deposits:
               Non-interest bearing deposits                        52,360        52,360        47,534       47,534
               Savings deposits                                     99,991        99,991        96,196       96,196
               Certificates of Deposit                             134,749       134,330       119,789      120,018

              Securities sold under repurchase
               agreement and federal funds purchased                20,165        20,165        17,135       17,135

              Interest bearing U.S. Treasury demand
               notes and other liabilities
               for borrowed money                                    4,025         4,025         2,301        2,301

              Commitments to extend credit                          36,428        36,428        33,871       33,871

              Irrevocable letters of credit                            822           822         1,071        1,071

    The above presentation of fair values is required by the Statement of Financial Accounting Standards No. 107 "Disclosures about Market Values of Financial Instruments". The fair values shown do not necessarily represent the amounts which would be received on sale or other disposition of the instrument.

    The carrying amounts of cash and due for banks, federal funds sold, demand and savings deposits and securities sold under repurchase agreements represent items which do not present significant market risks, are payable on demand or are of such short duration that the market value approximates carrying value.

    Investment securities are valued at the quoted market price for individual securities held.

    The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers.

    Certificates of deposit are presented at estimated fair value using rates currently offered for deposits of similar remaining maturities.

NOTE 15, Regulatory Matters

    The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. At December 31, 1997, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00% respectively. The Company's actual ratios at that date were 15.06% and 16.19%.
    The Company's leverage ratio at December 31, 1997 was 10.32%.

    The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the banking subsidiary can distribute as dividends to the Company in 1998, without approval of the Comptroller of the Currency, $5.6 million plus an additional amount equal to the Bank's retained net profits for 1998 up to the date of any dividend declaration.

              OLD POINT FINANCIAL CORPORATION
                       PARENT ONLY
                      BALANCE SHEETS
    ____________________________________________________
    As of December 31,
    Dollars in thousands                 1997      1996
    ____________________________________________________

    ASSETS
    Cash in bank                         $289      $143
    Investment securities               1,877     1,676
    Total Loans                             0        50
    Investment in subsidiary           34,171    30,456
    Other real estate owned                 0         0
    Other assets                            8        75
                                        -----     -----
    TOTAL ASSETS                      $36,345   $32,400
                                        =====     =====
    LIABILITIES AND
      STOCKHOLDERS EQUITY
    Notes payable - bank                   $0        $0
    Other liabilities                      13         0
      Total liabilities                    13         0
    Stockholders' equity               36,332    32,400
                                        -----     -----
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY            $36,345   $32,400
                                        =====     =====

                      OLD POINT FINANCIAL CORPORATION
                                PARENT ONLY
                             INCOME STATEMENTS
    _______________________________________________________________
    For the year ended December 31,
    Dollars in thousands                  1997      1996      1995
    _______________________________________________________________

    INCOME
    Cash dividends from subsidiary         $1,000    $1,000    $1,000
    Interest and Fees on Loans                  1         4         4
    Interest income from
      investment securities                   105        94        96
    Other income                                0         0         0
                                             ----      ----      ----
    TOTAL INCOME                            1,106     1,098     1,100

    EXPENSES
    Interest on borrowed money                  0         0         0
    Other expenses                             50       251       274
                                             ----      ----      ----
    TOTAL EXPENSES                             50       251       274
                                             ----      ----      ----

    Income before taxes and undistributed
      net income of subsidiary               1056       847       826
    Income tax                                 19       (52)      (59)
                                             ----      ----      ----
    Net income before undistributed
      net income of subsidiary              1,037       899       885
    Undistributed net income of subsidiary  3,053     2,546     1,457
                                             ----      ----      ----
    NET INCOME                             $4,090    $3,445    $2,342

                                         OLD POINT FINANCIAL CORPORATION
                                                      PARENT ONLY
                                               STATEMENT OF CASH FLOWS
    _________________________________________________________________________________
    For the year ending December 31,                          1997     1996     1995
    Dollars in thousands
    _________________________________________________________________________________

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (Loss)                                       $4,090   $3,445   $2,342
    Adjustments to Reconcile Net Income to Net Cash
     provided by  operating activities:
    Equity in undistributed (earnings)
     losses of subsidiaries                                 (3,053)  (2,546)  (1,457)
    Market write-down on other real estate owned                 0        0        0
    Increase (decrease) in other assets                         53       12      (17)
    Increase (decrease) in other liabilities                    11        0        0
                                                              ----     ----     ----
      Net cash provided (used) by operating activities       1,101      911      868

    CASH FLOWS FROM INVESTING ACTIVITIES

    (Purchase)/Sales of Investments                           (200)       0     (192)
    Sale or repayment of investments in and
     advances to subsiiaries                                     0        0        0
    (Purchase)/Sale of Premises and Equipment                   16        0      (21)
    Loans to customers                                          48        2        2
                                                              ----     ----     ----
    Net cash provided (used) by investing activities          (136)       2     (211)

     CASH FLOWS FROM FINANCING ACTIVITIES

    Increase (decrease) in borrowed money                        0        0        0
    Proceeds from issuance of common stock                     231        0       88
    Dividends paid                                          (1,050)    (892)    (777)
    Other, net                                                   0        0        0
                                                              ----     ----     ----
    Net cash provided (used) by financing activities          (819)    (892)    (689)

    Net increase in cash and due from banks                    146       21      (32)
    Cash and due from banks at beginning of period             143      122      154
                                                              ----     ----     ----
    Cash and due from banks at end of period                  $289     $143     $122

Accounting Rule Changes

None.

Regulatory Requirements and Restrictions

For the reserve maintenance period in effect at December 31, 1997, 1996 and 1995 the bank was required to maintain with the Federal Reserve Bank of Richmond an average daily balance totalling
approximately  $400  thousand,  $  5.7  million,  and   $4.6   million
respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                PART III

Item 10. Directors and Executive Officers of the Registrant

The eleven persons named below, all of whom currently serve as directors of the Company will be nominated to serve as directors until the 1999 Annual Meeting, or until their successors have been duly elected and have qualified.

                                                     Amount and Nature of
                               Principal             Beneficial Ownership
   Director                    Occupation For        As of March 17, 1998
Name and (Age)       Since (1) Past Five Years       (Percent of Class) (2)(3)


Dr. Richard F. Clark (65)     1981 Pathologist                     62,533
                              Sentara Hampton General Hospital       2.4%

Gertrude S. Dixon (84)        1981 Real Estate Management         193,099
                                   and Ownership                     7.5%

Russell Smith Evans Jr. (55)  1993 Assistant Treasurer and          1,650 *
                                   Corporate Fleet Manager
                                   Ferguson Enterprises

G. Royden Goodson, III (42)   1994 President                        4,362 *
                                   Warwick Plumbing & Heating Corp.

Dr. Arthur D. Greene (53)     1994 Surgeon - Partner                3,264 *
                                   Tidewater Orthopaedic Associates

Stephen D. Harris (56)        1988 Attorney-at-Law -Partner         8,800 *
                                   Geddy, Harris & Geddy

John Cabot Ishon (51)         1989 President                       12,780 *
                                   Hampton Stationery

Eugene M. Jordan (74)         1964 Attorney-at-Law                 28,000
                                   Cumming, Hatchett & Jordan, P.C.  1.1%

John B. Morgan, II (51)       1994 President                        2,600 *
                                   Morgan-Marrow Insurance

Dr. H. Robert Schappert (59)  1996 Veterinarian - Owner            89,740
                                   Beechmont Veterinary Hospital     3.5%

Robert F. Shuford (60)        1965 Chairman of the Board,         150,530
                                   President & CEO Old Point
                                   Financial Corporation
                                   Chairman of the Board,
                                   President & CEO Old
                                   Point National Bank

     *Represents less than 1.0% of the total outstanding shares.

(1) Refers to the year in which the individual first became a director of the Bank. Dr. Richard F. Clark, Gertrude S. Dixon, Eugene
M. Jordan, and Robert F. Shuford became directors of the Company upon consummation of the Bank's reorganization on October 1, 1984.

(2) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days.

(3) Includes shares held (i) by their close relatives or held jointly with their spouses, (ii) as custodian or trustee for the benefit of their children or others, or (iii) as attorney-in-fact subject to a general power of attorney - Dr. Clark, 200 shares; Mr. Evans, 650 shares; Dr. Greene, 1,968 shares; Mr. Harris, 400 shares; Mr. Ishon, 3,480 shares; Mr. Jordan, 16,970 shares; Mr. Morgan, 2,200 shares; Dr. Schappert, 81,370 shares; and Mr. Shuford, 75,590 shares.

(4) Includes shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the Old Point Stock Option Plans - Mr. Shuford 17,814.

There are two family relationships among the directors and executive officers. Mr. Jordan is the father-in-law of Mr. Ishon. Mr. Shuford and Dr. Schappert are married to sisters. None of the directors serves as a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

There were no delinquent Securities and Exchange Form 4 filings during 1997.

In addition to the executive officer included in the preceding list of directors, the persons listed below were executive officers of the Company or its subsidiary as of December 31, 1997.

                            Executive       Principal
                            Officer         Occupation For
Name and (Age)              Since (1)       Past Five Years

Louis G. Morris (43)        1988  Senior Vice President and Treasurer
                            Old Point Financial Corporation

Cary B. Epes (49)           1993      Senior Vice President
                            Old Point Financial Corporation

W. Rodney Rosser (57)       1989  Senior Vice President and Secretary
                            Old Point Financial Corporation

Margaret P. Causby (47)     1992  Senior Vice President
                            Old Point Financial Corporation

Patricia A. Orendorff (51)  1994  Senior Vice President and Cashier
                            Old Point National Bank

Each of these executive officers owns less than 1% of the stock of the Company.

(1) Cary B. Epes was Vice President and Commercial Account Manager at Crestar Bank. All other executive officers served in virtually the same capacity with the Company and/or the Bank prior to appointment as an executive officer.

Item 11. Executive Compensation
Cash Compensation

The following table presents a three year summary of all compensation paid or accrued by the Company and the Bank to the Company's Chief Executive Officer and each executive officer whose salary and bonus for 1997 exceeded $100,000.

                    SUMMARY COMPENSATION TABLE
                    Annual Compensation

Name
and
Principal
Position                Year   Salary(1)     Bonus(2)   All other
                                                        Compensation(3)(4)

Robert F. Shuford       1997   $148,500      $26,000    $16,092
Holding Company         1996   $147,900      $10,000    $10,857
Chairman, President     1995   $147,900      $   0      $56,655
& CEO

W. Rodney Rosser        1997   $86,100       $14,400    $8,499
EVP & Trust Officer     1996   $85,500       $ 8,000    $6,136
& Secretary             1995   $80,000       $ 7,500    $5,008


(1) Salary includes directors' fees as follows: Mr. Shuford - 1997 of $4,500, 1996 of $3,900, and 1995 of $3,900.

(2) Bonus consideration for Mr. Shuford is paid in January of each year following the year in which earned so that end results could be evaluated by the Compensation Committee. Bonus consideration for Mr. Rosser is paid in the year in which earned.

(3)  Mr. Shuford has received other compensation as follows:

                                  1997     1996      1995
     Profit Sharing               $4,342   $4,395    $3,233
     Cash profit Sharing           4,088        0         0
     401(k) Matching Plan          4,320    4,320     4,320
     Split Dollar Life Insurance *     0        0    24,750
     Sale of ISO **                    0        0    22,750
     Group Term Insurance          3,342    2,142     1,602
                                 -------  -------   -------
                                 $16,092  $10,857   $56,655

     * The Split Dollar policy was awarded to Mr. Shuford in 1995. When this occurs the gain must be treated as compensation to the employee.

     ** When an incentive stock option (ISO) share is sold prior to a one year vesting period, the gain on the sale is treated as compensation to the employee.

(4)  Mr. Rosser has received other compensation as follows:

                                  1997    1996      1995
     Profit Sharing               $2,532  $2,564    $1,796
     Cash Profit Sharing           2,385       0         0
     401(k) Matching Plan          2,520   2,510     2,400
     Group Term Insurance          1,062    1,062      812
                                 -------  -------   -------
                                  $8,499   $6,136    $5,008

Item   12.  Security  Ownership  of  Certain  Beneficial  Owners   and
Management

Security ownership of certain beneficial owners and management is detailed in Part III, Item 10. of this Annual Report on Form 10-K.


Item 13. Certain Relationships and Related Transactions

Some of the Company directors, executive officers, and members of their immediate families, and corporations, partnerships and other entities of which such persons are officers, directors, partners, trustees, executors or beneficiaries, are customers of the Bank. As of December 31, 1997, borrowing by all policy making officers and directors amounted to $1.9 million. This amount represented 5.0% of the total equity capital accounts of the Company as of December 31, 1997. All loans and commitments to lend included in such transactions were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. It is the policy of the Bank to provide loans to officers who are not executive officers and to employees at more favorable rates than those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank expects to have in the future similar banking transactions with directors, officers, principal stockholders and their associates.

     The law firm of Cumming, Hatchett and Jordan, P.C. serves as legal counsel to the Bank. Mr. Eugene M. Jordan is a member of the firm. During 1997, the firm received from the Bank a retainer and fees totalling $85,576. Morgan-Marrow Company, of which John B. Morgan, II is President, provided insurance for which the Bank paid $98,785 during 1997. Hampton stationery, of which John Cabot Ishon is the owner, Geddy, Harris & Geddy, of which Stephen D. Harris is a partner, and Warwick Plumbing & Heating Corp of which G. Royden Goodson, III is President provided products and services to the Bank during 1997.

                                PART IV

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8


     A.1  Financial Statements:

             The following audited financial statements are included in Part II, Item 8, of this Annual Report on Form 10-K.

             Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income
              Years Ended December 31, 1997, 1996 and 1995
             Consolidated Statements of Changes in Stockholders' Equity
              Years Ended December 31, 1997, 1996 and 1995
             Consolidated Statements of Cash Flows
               Years Ended December 31, 1997, 1996 and 1995
             Notes to Financial Statements
             Auditor's Report

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

B. Reports on Form 8-K:

A report on Form 8-K was filed on October 14, 1997 with the Securities and Exchange Commission regarding the Company's announcement of a stock dividend.

                           Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.

                                   OLD POINT FINANCIAL CORPORATION


                                   /s/Robert F. Shuford
                                   Robert F. Shuford, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 27th day of March, 1997.

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