Form 10-Q
period 1998-03-31
OLD POINT FINANCIAL CORP
filed 1998-05-15
CIK 740971

SECURITIES AND EXCHANGE COMMISSION PRIVATE
	WASHINGTON, D.C. 20549

	FORM 10-Q

	[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
		For quarterly period Ended March 31, 1998
	[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
		For the transition period from                to

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

     Not Applicable
     __________________________________________________
     Former name, former address and former fiscal year, if changed since last report.


	Check whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
	filing requirements for the past 90 days.       Yes  X    No


State the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998.

	Class                               Outstanding at April 30, 1998
	Common Stock, $5.00 par value       2,567,372 shares

			  OLD POINT FINANCIAL CORPORATION
					FORM 10-Q

					  INDEX


			    PART I - FINANCIAL INFORMATION
									Page
Item 1. Financial Statements..............................................1

	Consolidated Balance Sheets
		March 31, 1998 and December 31, 1997......................1

	Consolidated Statement of Earnings
		Three months ended March 31, 1998 and 1997................2

	Consolidated Statement of Cash Flows
		Three months ended March 31, 1998 and 1997................3

	Consolidated Statements of Changes in Stockholders' Equity
		Three months ended March 31, 1998 and 1997................4

	Notes to Consolidated Financial Statements........................5

		Parent Only Balance Sheets
			March 31, 1998 and December 31, 1997..............6

		Parent Only Statement of Earnings
			Three months ended March 31, 1998 and 1997........6

		Parent Only Statement of Cash Flows
			Three months ended March 31, 1998 and 1997........7


Item 2. Management's Discussion and Analysis of Financial
		Condition and Results of Operations.......................8

		Analysis of Changes in Net Interest Income................9

		Interest Sensitivity Analysis............................12


			    PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................13


					    (i)

   PART 1. - FINANCIAL INFORMATION
   OLD POINT FINANCIAL CORPORATION
   Consolidated Balance Sheets                             March 31,         December 31,
   (Unaudited)                                               1998                1997
   Assets

   Cash and due from banks......................      $10,110,121         $12,114,450
   Interest bearing balances due from banks.....           29,232              93,958
   Securities available for sale, at market.....       66,682,747          67,546,008
   Securities to be held to maturity............       48,974,450          28,979,825
   Trading account securities...................                0                   0
   Federal funds sold...........................       21,073,706           6,977,386
   Loans, total.................................      224,372,664         221,743,937
       Less reserve for loan losses.............        2,626,302           2,671,174
						      -----------         -----------
	   Net loans............................      221,746,362         219,072,763
   Bank premises and equipment..................       10,670,671           9,742,209
   Other real estate owned......................          579,773             773,864
   Other assets.................................        3,870,374           3,370,689
						      -----------        ------------
	Total assets............................     $383,737,436        $348,671,152
						     ============        ============


   Liabilities

   Noninterest-bearing deposits.................      $61,749,716         $52,359,579
   Savings deposits.............................      118,190,292          99,991,102
   Time deposits................................      142,267,840         134,749,126
						      -----------         -----------
      Total deposits............................      322,207,848         287,099,807
   Federal funds purchased and securities sold
       under agreement to repurchase............       19,136,224          20,164,902
   Interest-bearing demand notes issued to the
      United States Treasury and other
      liabilities for borrowed money............        3,464,234           4,025,090
							---------           ---------
   Other liabilities............................        1,787,304           1,048,885

      Total liabilities.........................     $346,595,610       $312,338,684


   Stockholders' Equity

   Common stock, $5.00 par value................       12,836,860          12,830,860

				  1998      1997
Shares authorized.............6,000,000  6,000,000
Shares outstanding............2,567,372  2,566,172

   Surplus......................................        9,731,101           9,693,301
   Undivided profits............................       13,966,332          13,097,716
   Unrealized gain/(loss) on securities ........          607,533             710,591
						       ----------          ----------
   Total stockholders' equity...................       37,141,826          36,332,468

   Total liabilities and stockholders' equity...     $383,737,436        $348,671,152
						     ============        ============

						     See accompanying notes
								 - 1 -

OLD POINT FINANCIAL CORPORATION                               Three Months Ended
Consolidated Statements of Earnings                                March 31,
(Unaudited)                                               1998                1997

Interest Income
Interest and fees on loans...................       $4,923,323          $4,405,873
Interest on federal funds sold...............          182,156              40,426
Interest on securities:
   Taxable...................................        1,125,681           1,110,912
   Exempt from Federal income tax............          372,649             273,600
						     ---------           ---------
      Total interest on securities...........        1,498,330           1,384,512
						     ---------           ---------
    Total interest income....................        6,603,809           5,830,811

Interest Expense

Interest on savings deposits.................          752,215             673,047
Interest on time deposits....................        1,915,351           1,611,586
Interest on federal funds purchased and
 securities sold under agreement to repurchase         233,701             185,349
Interest on demand notes (note balances)
  issued to the United States Treasury and
  on other borrowed money                               27,810              22,167
						     ---------           ---------
    Total interest expense...................        2,929,077           2,492,149

Net interest income..........................        3,674,732           3,338,662
Provision for loan losses....................          150,000             100,000
						     ---------           ---------
Net interest income after provision
 for loan....................................        3,524,732           3,238,662

Other Income

Income from fiduciary activities.............          449,850             434,850
Service charges on deposit accounts..........          432,726             422,990
Other service charges, commissions and fees..          200,190             121,930
Other operating income.......................           88,783             115,680
Security gains (losses)......................                0                (707)
Trading account income.......................                0                   0
						     ---------           ---------
    Total other income.......................        1,171,549           1,094,743

Other Expenses

Salaries and employee benefits...............        1,843,527           1,874,845
Occupancy expense of Bank premises...........          218,767             212,181
Furniture and equipment expense..............          290,978             273,604
Other operating expenses.....................          743,563             714,040
						     ---------           ---------
    Total other expenses.....................        3,096,835           3,074,670
						     ---------           ---------
Income before taxes..........................        1,599,446           1,258,735
Applicable income taxes .....................          426,500             324,176
						    ----------           ---------
Net income...................................       $1,172,946            $934,559

Per Share

Based on weighted average number of
  common shares outstanding..................        2,566,185           2,550,514
Basic Earnings per Share                                 $0.46               $0.37
Diluted Earnings per Share                               $0.45               $0.37

							See accompanying notes
							       2


   OLD POINT FINANCIAL CORPORATION                                  Three Months Ended
   Consolidated Statements of Cash Flows                             March 31,
   (Unaudited)                                                            1998             1997
								    ------------    -------------

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.................................................    $   1,172,946   $      934,559
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization............................          238,834          239,158
     Provision for loan losses................................          150,000          100,000
     (Gains) loss on sale of investment securities, net.......                0              707
     Net amortization & accretion of securities available
      for sale................................................           28,938          131,311
     Net (increase) decrease in trading account...............                0                0
     (Increase) in other real estate owned....................         (175,909)        (215,000)
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment).............         (446,595)        (146,512)
     Increase (decrease) in other liabilities.................          738,419          490,540
								    ------------    -------------
       Net cash provided by operating activities..............        1,706,633        1,534,764

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities .................................      (31,359,451)      (1,059,860)
     Proceeds from maturities & calls of securities ..........       12,043,000        2,594,000
     Proceeds from sales of available - for - sale securities.                0        2,000,312
     Proceeds from sales of held - to - maturity securities...                0                0
     Loans made to customers..................................      (28,661,487)     (23,816,444)
     Principal payments received on loans.....................       25,837,888       19,517,335
     Proceeds from sales of other real estate owned...........          370,000                0
     Purchases of premises and equipment......................       (1,167,296)        (197,610)
     (Increase) decrease in federal funds sold................      (14,096,320)     (12,339,020)
								    ------------    -------------
       Net cash provided by (used in) investing activities....      (37,033,666)     (13,301,287)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits.....        9,390,137        1,953,863
     Increase (decrease) in savings deposits..................       18,199,190        2,710,676
     Proceeds from the sale of certificates of deposit........       17,276,680       11,065,275
     Payments for maturing certificates of deposit............       (9,757,966)      (6,589,496)
     Increase (decrease) in federal funds purchased &
      repurchase agreements...................................       (1,028,678)        (707,499)
     Increase (decrease) in other borrowed money..............         (560,856)       1,730,748
     Proceeds from issuance of common stock...................           21,750          142,100
     Dividends paid...........................................         (282,279)        (255,052)
								    ------------    -------------
       Net cash provided by financing activities..............       33,257,978       10,050,615

       Net increase (decrease) in cash and due from banks.....       (2,069,055)      (1,715,909)
       Cash and due from banks at beginning of period.........       12,208,408       10,988,495
								    ------------    -------------
       Cash and due from banks at end of period...............    $  10,139,353   $    9,272,586
								    ============    =============

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest...............................................       $2,850,903       $2,479,767
       Income taxes...........................................                0                0

						       See accompanying notes
								   - 3 -

OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
													  Unrealized
						   Common Stock                              Undivided   Gain/(Loss)
						     Shares       Amount       Surplus       Profits    On Securities    Total
---------------------------------------------------------------------------------------------------------------------------------

FOR THREE MONTHS ENDED MARCH 31, 1998
Balance at beginning of period............          2,566,172    $12,830,860  $9,693,301    $13,097,716   $710,591    $36,332,468
Net income................................                  0              0           0      1,172,946          0      1,172,946
Sale of common stock......................              1,200          6,000      37,800        (22,050)         0         21,750
Cash dividends............... ............                  0              0           0       (282,280)         0       (282,280)
Increase in unrealized gain on  securities                  0              0           0           --     (103,058)      (103,058)
						    -----------  ------------ ------------  ------------ -----------   -----------
Balance at end of period..................          2,567,372    $12,836,860  $9,731,101    $13,966,332   $607,533    $37,141,826




FOR THREE MONTHS ENDED MARCH 31, 1997

Balance at beginning of period............          1,273,546    $6,367,730   $9,345,091    $16,638,880   $48,199     $32,399,900
Net income................................                  0             0            0        934,559         0         934,559
Sale of common stock......................              7,400        37,000      270,100       (165,000)        0         142,100
Cash dividends............... ............                  0             0            0       (255,053)       --        (255,053)
Increase in unrealized gain on  securities                  0             0            0              0  (276,348)       (276,348)
						    ------------  ---------- -------------- ------------ ----------   ------------
Balance at end of period..................          1,280,946    $6,404,730   $9,615,191    $17,153,386  ($228,149)   $32,945,158


				    See accompanying notes

					      -4-

		   OLD POINT FINANCIAL CORPORATION

		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant's 1997 Annual Report to Shareholders and Form 10-K.

2. Basic earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented. The assumed exercise of stock options is included in the calculation of diluted earnings per share.


    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                          March 31,     December 31
    (Unaudited)                                            1998          1997
							----------    ----------
    Assets
    Cash in bank................................      $   333,392   $   289,230
    Investment Securities.......................        1,872,933     1,877,175
    Total Loans.................................                0             0
    Investment in Subsidiary....................       34,940,099    34,170,604
    Other assets................................            9,202         7,759
						       ----------    ----------
    Total Assets................................      $37,155,626   $36,344,768
						       ==========    ==========
    Liabilities and Stockholders' Equity
    Total Liabilities...........................      $    13,800   $    12,300
    Stockholders' Equity........................       37,141,826    36,332,468
						       ----------    ----------
    Total Liabilities & Stockholders' Equity....      $37,155,626   $36,344,768
						       ==========   ===========
    OLD POINT FINANCIAL CORPORATION                     Three Months Ended:
    Parent only Income Statements                       March 31,
    (Unaudited)                                              1998        1997
							----------    ----------
    Income
    Cash dividends from Subsidiary..............      $   300,000   $   250,000
    Interest and fees on loans..................                0           579
    Interest income from investment securities..           26,480        24,471
    Gains (losses) from sale of
     investment securities......................                0             0
    Other income................................                0             0
							----------    ----------
    Total Income................................          326,480       275,050

    Expenses
    Salaries and employee benefits..............                0             0
    Other expenses..............................           21,788         4,573
							----------    ----------
    Total Expenses..............................           21,788         4,573
    Income before taxes & undistributed
	net income of subsidiary................          304,692       270,477

    Income tax..................................            1,500         6,900
    Net income before undistributed                     ----------    ----------
      net income of subsidiary..................          303,192       263,577
    Undistributed net income of subisdiary......          869,754       670,982
							----------    ----------
    Net Income..................................      $ 1,172,946   $   934,559
							==========    ==========

								 - 6 -


    OLD POINT FINANCIAL CORPORATION                     Three Months Ended:
    Parent only Statements of Cash Flows                March 31,
    (Unaudited)                                              1998          1997
							----------    ----------
    Cash Flows from Operating Activities:
    Net Income..................................       $ 1,172,946   $   934,559
    Adjustments to reconcile net income to
      net cash provided by operating activities:
     Equity in undistributed income of subsidiary         (869,754)     (670,982)
      Depreciation..............................                 0             0
	Gains(losses) on sale of securities(net)                 0             0
	(Increase) Decrease in other assets.....                 0        52,614
	Increase (decrease) in other liabilities             1,500         6,900
							 ----------    ----------
    Net cash provided by operating activities...           304,692       323,091

    Cash flows from investing activities:
    (Increase)decrease in investment securities.                 0      (200,000)
    Sale of Assets..............................                 0        14,411
    Repayment of loans by customers.............                 0        49,884
							----------    ----------
    Net cash provided by investing activities...                 0      (135,705)

    Cash flows from financing activities:
    Proceeds from issuance of common stock......            21,750       142,100
    Dividends paid..............................          (282,280)     (255,053)
							 ----------    ----------
    Net cash provided by financing activities...          (260,530)     (112,953)

    Net increase (decrease) in cash &
     due from banks..............................            44,162        74,433

    Cash & due from banks at beginning of period..          289,230       142,683
							  ----------    ----------
    Cash & due from banks at end of period.........      $  333,392   $   217,116


								    - 7 -

ITEM 2

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
RESULTS OF OPERATION

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

EARNINGS SUMMARY
   Net income was $1.17 million, or $0.46 per share in the first quarter of 1998 compared to $935 thousand or $0.37 per share in the same period of 1997. Return on average assets was 1.32% in the first quarter of 1998, and 1.18% for the comparable period in 1997. Return on average equity was 12.65% in the first quarter of 1998 and 11.34% for the first three months of 1997.

NET INTEREST INCOME
   The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $3.90 million for the first quarter of 1998, up $380 thousand, or 11% from $3.50 million in the same period of 1997. The net interest yield decreased from 4.71% in 1997 to 4.64% in 1998.

  Tax equivalent interest income increased $818 thousand, or 14%, in the first quarter of 1998 from the first quarter of 1997.
Average earning assets grew $37.2 million, or 13% in the first quarter of 1998 compared to the first quarter of 1997. Comparing the first quarter of 1998 to 1997 total average loans increased $20.9 million, or 10%, while average investment securities increased $6.5 million, or 7%.

   Interest expense increased $437 thousand, or 18%, in the first quarter of 1998 from the first quarter of 1997 while interest bearing liabilities increased 12% during the same period. Certificates of deposit increased 15% and interest checking and savings accounts increased 8%. The cost of funding liabilities increased nineteen basis points due to the higher cost of federal funds purchased and securities sold under agreements to repurchase and payments on interest bearing deposit accounts.

Page 11 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

PROVISION/ALLOWANCE FOR LOAN LOSSES
   Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The provision for loan losses increased to $150,000 during the first quarter of 1998 compared with $100,000 for the same period in 1997.

   Loans charged off (net of recoveries) during in the first quarter of 1998 totaled $195 thousand compared to $49 thousand in 1997. A large portion of the charge offs was in the installment loans to individuals portfolio which is comprised of loans to individuals for personal expenditures such as household furniture and appliances and automobiles. The Company experienced a significant increase in personal bankruptcies leading to higher charge offs of indirect dealer loans.

   The  allowance  for loan losses on March 31,  1998  was  $2.63 million or 1.17% of loans at March 31, 1998 and $2.38 million or 1.17% of loans at March 31, 1997.

   As of March 31, 1998, nonperforming assets were $1.19 million, down from $1.86 million on March 31, 1997. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 1998 total consisted of other real estate of $580 thousand and $612 thousand in nonaccrual loans. The other real estate consisted of $354 thousand in a commercial property originally acquired as a potential branch site and now held for sale and $226 thousand in foreclosed real estate. Nonaccrual loans consisted of $129 thousand in commercial loans and $388 thousand in mortgage loans and $95 thousand in installment loans. The
Company continues to aggressively deal with these credits and specific action plans have been developed for each of these classified loans to address any deficiencies.

OTHER INCOME
   Other income increased $76.8 thousand, or 7% during the  first
quarter  of  1998 over the same period in 1997.   Trust  Services
fees increased 3% and other service charge income increased by 7%.

OTHER EXPENSES
   Other expenses increased $22 thousand or 1% during the first quarter of 1998 over 1997. Salaries and employee benefits decreased 2% due to a one time health insurance rebate. Occupancy expense increased $7 thousand, or 3% in 1997 primarily due to higher maintenance costs associated with repairs and remodeling of bank buildings. Furniture and Equipment expense increased $17 thousand or 6% due to equipment repairs and service contracts on new equipment purchases. Other operating expenses increased $30 thousand or 4%. This increase is due primarily to an increase in foreclosed property expense.

ASSETS
      At March 31, 1998, the Company had total assets of $383.7 million, up 10% from $348.7 million at December 31, 1997. Total loans increased $2.6 million, or 1% and investment securities increased $19.1 million, or 20%, in 1998 from December 31, 1997.

     The Company expects to open a new facility early this summer which will be home to Old Point Commercial and Real Estate Services as well as the Trust and Financial Services Departments. The Company has also acquired property in Norge, VA on which a full service branch office will be built. This office is scheduled to be open in the fourth quarter of 1998.

INTEREST BEARING LIABILITIES
      Total deposits increased $35.1 million, or 12% in 1998. During the first quarter of 1998 the Company began offering a premium money market account which accounted for $9.1 million of the increase in deposits. Interest bearing demand notes to the United States Treasury decreased $558 thousand, or 14%, while repurchase agreements, used as a cash management vehicle by commercial customers, decreased $1.0 million or 5%.

CAPITAL RESOURCES
      The Company's capital position remains strong as evidenced by the regulatory capital measurements. At March 31, 1998 the Tier I capital ratio was 14.58%, the total capital ratio was 15.64% and the leverage ratio was 10.11%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

LIQUIDITY and INTEREST SENSITIVITY
   Liquidity is the ability of the Company to meet present and future obligations through the acquisition of additional liabilities or sale of existing assets. Management considers the liquidity of the Company to be adequate. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by Management. In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company was liability sensitive as of March 31, 1998. There were $101.2 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of March 31, 1998.

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


   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS                                   For the quarter ended March 31,
   (Fully taxable equivalent basis)*                       1998                                    1997
   -----------------------------------------------------------------------------------------------------------------
									Average                             Average
							  Interest       Rates                   Interest   Rates
					    Average        Income/       Earned/        Average   Income/   Earned/
   Dollars in thousands                     Balance        Expense         Paid         Balance   Expense    Paid
   ------------------------------------------------------------------------------------------------------------------
   Loans (net of unearned income)**....     $221,462      $  4,941      8.92%          $200,584  $4,428     8.83%
   Investment securities:
     Taxable...........................       72,872         1,124      6.17%            73,362   1,111     6.06%
     Tax-exempt........................       27,364           565      8.26%            20,371     415     8.15%
					    --------      --------                     --------  ------
       Total investment securities.....      100,236         1,689      6.74%            93,733   1,526     6.51%
   Federal funds sold..................       13,001           182      5.60%             3,123      40     5.12%
					    --------      --------                     --------  ------
     Total earning assets..............     $334,699        $6,812      8.14%          $297,440   $5,994    8.06%


   Time and savings deposits:
     Interest-bearing transaction
      accounts.........................      $20,035          $105      2.10%           $25,920    $142     2.19%
     Money market deposit accounts.....       59,385           471      3.17%            46,287     358     3.09%
     Savings accounts..................       26,066           176      2.70%            25,632     173     2.70%
     Certificates of deposit, $100,000        24,195           358      5.92%            16,923     230     5.44%
     Other certificates of deposit.....      114,840         1,557      5.42%           104,282   1,382     5.30%
					    --------      --------                     --------  ------
       Total time and savings deposits.      244,522         2,667      4.36%           219,044   2,285     4.17%
   Federal funds purchased and securiti
     under agreement to repurchase.....       19,812           234      4.72%            16,121     185     4.59%
   Other short term borrowings.........        1,821            28      6.15%             1,687      22     5.22%
					    --------      --------                     --------  ------
     Total interest bearing liabilities     $266,155         2,929      4.40%          $236,852   2,492     4.21%

   Net interest income/yield...........                     $3,883      4.64%                    $3,502     4.71%
							  ========      =====                    ======     =====

   * Tax equivalent yields based on 34% tax rate.
   ** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash

				       -11-


    INTEREST SENSITIVITY ANALYSIS
    As of March 31, 1998                                  MATURITY
    (in thousands)                     Within      4-12       1-5    Over 5
				      3 Months   Months     Years     Years     Total
    ----------------------------------------------------------------------------------
    Uses of funds
    Federal funds sold..............   21,074      --        --        --      21,074
    Taxable investments.............   10,969     9,091    42,545    25,115    87,720
    Tax-exempt investments..........     --         371     1,349    26,217    27,937
				      --------  --------  --------  --------  --------
      Total investments.............   32,043     9,462    43,894    51,332   136,731

    Loans:
      Commercial....................   18,653     1,395    26,514     2,135    48,697
      Tax-exempt....................    1,574       108       181         0     1,863
      Installment...................    4,821     1,925    57,446     2,129    66,321
      Real estate...................   20,345    12,042    59,292    15,064   106,743
      Other.........................      332      --         417         0       749
				      --------  --------  --------  --------  --------
    Total loans.....................   45,725    15,470   143,850    19,328   224,373
				      --------  --------  --------  --------  --------
    Total earning assets............   77,768    24,932   187,744    70,660   361,104


    Sources of funds

    Interest checking deposits......   29,192      --        --        --      29,192
    Money market deposit accounts...   62,434      --        --        --      62,434
    Regular savings accounts........   26,587      --        --        --      26,587
    Certificates of deposit.........
      $100,000 or more..............    7,914     8,629     9,693      --      26,236
    Other time deposits.............   30,295    41,671    44,066      --     116,032
    Federal funds purchased and
      securities sold under
      agreements to repurchase......   19,136      --          --      --      19,136
    Other borrowed money............    3,442      --          23      --       3,465
				      --------  --------  --------  --------  --------
    Total interest bearing
     liabilities....................  179,000    50,300    53,782         0   283,082


    Rate sensitivity GAP............  (101,232)  (25,368)  133,962    70,660    78,022


   Cumulative GAP..................  (101,232)  (126,600)   7,362    78,022

				       -12-

			    PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
	(a)     none
	(b) No Reports on Form 8-K were filed during the first quarter of 1998.

				SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	OLD POINT FINANCIAL CORPORATION
	May 13, 1998




	By: [S] Robert Shuford
	   ____________________
	   Robert F. Shuford
	   President and Director
	   Principal Executive Officer


	By: [S] Louis G Morris
	    ___________________
	    Louis G. Morris
	    Senior Vice President and Treasurer
	    Principal Financial and Accounting Officer