Form 10-Q
period 1998-06-30
OLD POINT FINANCIAL CORP
filed 1998-08-14
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period Ended June 30, 1998
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
            For the transition period from                to
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


State the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998.

           Class                Outstanding at July  31,1998

          Common Stock, $5.00 par value 2,572,925 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX


                 PART I - FINANCIAL INFORMATION
                                                        Page
Item 1. Financial Statements                                1

     Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997  1

     Consolidated Statement of Earnings
                Three months ended June 30, 1998 and 1997   2
          Six months ended June 30, 1998 and 1997           2

     Consolidated Statement of Cash Flows
                  Six months ended June 30, 1998 and 1997   3

     Consolidated Statements of Changes in Stockholders' Equity
                  Six months ended June 30, 1998 and 1997   4

     Notes to Consolidated Financial Statements             5

              Parent Only Balance Sheets
                       June 30, 1998 and December 31, 1997  6

              Parent Only Statement of Earnings

               Three months ended June 30, 1998 and 1997     6
               Six months ended June 30, 1998 and 1997       6

              Parent Only Statement of Cash Flows

               Six months ended June 30, 1998 and 1997       7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                8

          Analysis of Changes in Net Interest Income         9

          Interest Sensitivity Analysis                     13


                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                    14

                              (i)

PART 1. - FINANCIAL INFORMATION
------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Consolidated Balance Sheets                                      June 30,             December 31,
(Unaudited)                                                         1998                    1997
Assets
------------------------------------------------
Cash and due from banks..........................           $   10,966,132         $    12,114,450
Interest bearing balances due from banks.........                    46,57                  93,958
Securities available for sale, at market.........               67,838,012              67,546,008
Securities to be held to maturity................               58,916,338              28,979,825
Trading account securities.......................
Federal funds sold...............................                9,427,617               6,977,386
Loans, total (excluding unearned income).........              227,410,315             221,743,937
    Less reserve for loan losses.................                2,648,106               2,671,174
                                                               -----------             -----------
        Net loans................................              224,762,209             219,072,763
Bank premises and equipment......................               11,454,198               9,742,209
Other real estate owned..........................                  604,864                 773,864
Other assets.....................................                4,237,142               3,370,689
                                                               -----------             -----------
     Total assets................................            $ 388,253,091          $  348,671,152
                                                             =============          ==============


Liabilities

Noninterest-bearing deposits.....................           $   60,408,650          $   52,359,579
Savings deposits.................................              111,922,959              99,991,102
Time deposits....................................              149,042,687             134,749,126
                                                               -----------             -----------
   Total deposits................................              321,374,296             287,099,807
Federal funds purchased and securities sold under
    agreement to repurchase......................               23,367,527              20,164,902
Interest-bearing demand notes issued to the
   Unoted States Treasury and other liabilities
   for borrowed money............................                4,020,238               4,025,090
Other liabilities................................                1,444,825               1,048,885
                                                               -----------             -----------
   Total liabilities.............................              350,206,886             312,338,684


Stockholders' Equity

Common stock, $5.00 par value....................               12,838,860              12,830,860

                              1998    1997
    Shares authorized......6,000,000  6,000,000
    Shares outstanding.. ..2,567,772  2,566,172
Surplus..........................................                9,746,301               9,693,301
Undivided profits................................               14,842,923              13,097,716
Unrealized gain/(loss) on securities ............                  618,121                 710,591
                                                               -----------             -----------
    Total stockholders' equity...................               38,046,205              36,332,468
                                                               -----------             -----------
    Total liabilities and stockholders' equity...           $  388,253,091         $   348,671,152
                                                            ==============         ===============

  See accompanying notes

   OLD POINT FINANCIAL CORPORATION                            Three Months Ended                         Six Months Ended
   Consolidated Statements of Earnings                             June 30,                                   June 30,
   (Unaudited)                                                1998                 1997                  1998              1997
   Interest Income
   Interest and fees on loans.....................   $     5,123,567      $     4,644,469       $   10,046,890      $   9,050,342
   Interest on federal funds sold.................           141,119               62,469              323,275           102,895
   Interest on securities:
      Taxable.....................................         1,364,267            1,146,187            2,489,948         2,257,099
      Exempt from federal income tax..............           396,024              306,180              768,673           579,780
   Interest on trading account securities.........                 0                    0                    0                 0
         Total interest on securities.............         1,760,291            1,452,367            3,258,621         2,836,879
                                                           ---------            ---------           ----------        ----------
       Total interest income......................         7,024,977            6,159,305           13,328,786        11,990,116

   Interest Expense

   Interest on savings deposits...................           856,052              691,562            1,608,267         1,364,609
   Interest on time deposits......................         2,028,975            1,705,902            3,944,326         3,317,506
   Interest on federal funds purchased and securit
     sold under agreement to repurchase...........           222,751              191,778              456,452           377,129
   Interest on demand notes (note balances) issued
     United States Treasury and on other borrowed             25,036               29,530               52,846            51,697
                                                           ---------            ---------           ----------        ----------
       Total interest expense.....................         3,132,814            2,618,790            6,061,891         5,110,941

   Net interest income............................         3,892,163            3,540,515            7,566,895         6,879,175
   Provision for loan losses......................           200,000              100,000              350,000           200,000
                                                           ---------            ---------            ----------      -----------
   Net interest income after provision
    for loan loss.................................         3,692,163            3,440,515            7,216,895         6,679,175

   Other Income

   Income from fiduciary activities...............           449,850              434,850              899,700           869,700
   Service charges on deposit accounts............           474,047              430,532              906,773           853,523
   Other service charges, commissions and fees....           143,865              149,183              344,054           271,113
   Other operating income.........................           112,221               42,146              201,004           157,826
   Income from trading account....................                 0                    0                    0                 0
   Security gains (losses)........................                 9               (3,361)                   9           (4,068)
                                                             -------              --------            --------         ---------
       Total other income.........................         1,179,992            1,053,350            2,351,540         2,148,094

   Other Expenses

   Salaries and employee benefits.................         1,915,250            1,941,227            3,758,777         3,816.072
   Occupancy expense of Bank premises.............           224,596              205,345              443,363           417,526
   Furniture and equipment expense................           295,694              263,044              586,672           536,648
   Other operating expenses.......................           843,313              870,945            1,586,875         1,584,985
                                                           ---------            ---------            ---------         ---------
       Total other expenses.......................         3,278,853            3,280,561            6,375,687         6,355,231
                                                           ---------            ---------            ---------         ---------

   Income before taxes............................         1,593,302            1,213,304            3,192,748         2,472,038
   Applicable income taxes .......................           424,600              310,500              851,100           634,676
                                                           ---------                                 ---------         ---------
   Net income.....................................   $     1,168,702      $       902,804       $    2,341,648     $   1,837,362
                                                           =========              =======            =========         =========
   Per Share

   Based on weighted average number of
     common shares outstanding....................         2,567,394            2,561,892            2,566,793         2,556,234
   Net income.....................................   $          0.46      $          0.35       $         0.91     $        0.72
                                                                0.46                 0.35                 0.90              0.72





     See accompanying notes
                                                                           -2-

   ______________________________________________________________________________________________
   OLD POINT FINANCIAL CORPORATION                                             Six Months Ended
   Consolidated Statements of Cash Flows                                            June 30,
   (Unaudited)                                                                1998           1997
   _______________________________________________________________________________________________
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income....................................................    $   2,341,648   $    1,837,362
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................          482,632          468,476
     Provision for loan losses...................................          350,000          200,000
     (Gains) loss on sale of investment securities, net..........               (9)           4,068
    Net amortization & accretion of securities available for sale          77,038          236,188
     Net (increase) decrease in trading account..................                0                0
     (Increase) in other real estate owned.......................         (296,909)        (265,000)
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)................         (818,817)        (266,052)
     Increase (decrease) in other liabilities....................          395,940          255,625
                                                                         ----------       ---------
       Net cash provided by operating activities.................        2,531,523        2,470,667

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ....................................      (53,989,103)     (13,064,823)
     Proceeds from maturities & calls of securities .............       23,543,441        3,594,000
     Proceeds from sales of available - for - sale securities....                9        6,017,813
     Proceeds from sales of held - to - maturity securities......                0                0
     Loans made to customers.....................................      (70,763,610)     (56,384,292)
     Principal payments received on loans........................       64,724,164       42,722,655
     Proceeds from sales of other real estate owned..............          465,910          145,000
     Purchases of premises and equipment.........................       (2,194,621)        (435,888)
     (Increase) decrease in federal funds sold...................       (2,450,231)      (3,349,811)
                                                                       ------------     ------------
       Net cash provided by (used in) investing activities.......      (40,664,041)     (20,755,346)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits........        8,049,071        4,768,644
     Increase (decrease) in savings deposits.....................       11,931,857        1,924,076
     Proceeds from the sale of certificates of deposit...........       29,992,267       25,959,615
     Payments for maturing certificates of deposit...............      (15,698,706)     (17,607,033)
     Increase (decrease) in federal funds purchased &
      repurchase agreements......................................        3,202,625        1,612,918
     Increase (decrease) in other borrowed money.................           (4,852)       1,728,486
     Proceeds from issuance of common stock......................           29,250          142,100
     Dividends paid..............................................         (564,691)        (511,241)
                                                                        -----------      -----------
       Net cash provided by financing activities.................       36,936,821       18,017,565

       Net increase (decrease) in cash and due from banks........       (1,195,697)        (267,114)
       Cash and due from banks at beginning of period............       12,208,408       10,988,495
                                                                        -----------      ----------
       Cash and due from banks at end of period..................    $  11,012,711   $   10,721,381
                                                                        ==========       ==========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..................................................       $5,931,609       $5,084,286
       Income taxes..............................................          900,000          700,000



   See accompanying notes
                               - 3 -

   OLD POINT FINANCIAL CORPORATION
   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   (Unaudited)
   _______________________________________________________________________________________________________________________
                                                                                                 Unrealized
                                       Common Stock                                Undivided    Gain/(Loss)
                                          Shares         Amount       Surplus       Profits     On Securities    Total
   _______________________________________________________________________________________________________________________

   FOR SIX MONTHS ENDED JUNE 30, 1998
   Balance at beginning of period......   2,566,172   $12,830,860    $9,693,301   $13,097,716      $710,591   $36,332,468
   Net income..........................        --            --            --       2,341,648          --       2,341,648
   Sale of common stock................       1,600         8,000        53,000       (31,750)         --          29,250
   Cash dividends............... ......        --            --            --        (564,691)         --        (564,691)
   Increase in unrealized gain
   on  securities......................        --            --            --            --         (92,470)      (92,470)
                                       -------------  ------------  ------------  ------------  ------------  ------------
   Balance at end of period............   2,567,772   $12,838,860    $9,746,301   $14,842,923      $618,121   $38,046,205



   FOR SIX MONTHS ENDED JUNE 30, 1997

   Balance at beginning of period......   1,273,546    $6,367,730    $9,345,091   $16,638,880       $48,199   $32,399,900
   Net income..........................        --            --            --       1,837,362          --       1,837,362
   Sale of common stock................       7,400        37,000       270,100      (165,000)         --         142,100
   Cash dividends............... ......        --            --            --        (511,242)         --        (511,242)
   Increase in unrealized gain
   on  securities......................        --            --            --            --         138,057       138,057
                                       -------------  ------------  ------------  ------------  ------------  ------------
   Balance at end of period............   1,280,946    $6,404,730    $9,615,191   $17,800,000      $186,256   $34,006,177







                          See accompany notes                                                   -4-


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

     Basic earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented.
     Diluted earnings per share are computed using the treasury stock method.



    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                           June 30,     December 31,
    (Unaudited)                                              1998          1997
    ____________________________________________________________________________
    Assets
    Cash in bank................................      $   122,663   $   289,230
    Investment Securities.......................        2,118,691     1,877,175
    Total Loans.................................                0             0
    Investment in Subsidiary....................       35,812,607    34,170,604
    Equipment...................................                0             0
    Other assets................................           10,644         7,759
                                                        ----------    ----------
    Total Assets................................      $ 38,064,605  $ 36,344,768
                                                        ==========    ==========
    Liabilities and Stockholders' Equity
    Total Liabilities...........................      $    18,400   $    12,300
    Stockholders' Equity........................       38,046,205    36,332,468
                                                        ----------    ----------
    Total Liabilities & Stockholders' Equity....      $ 38,064,605  $ 36,344,768
                                                        ==========    ==========


    _________________________________________________________________________________________________________
    OLD POINT FINANCIAL CORPORATION                     Three Months Ended:          Six Months Ended:
    Parent only Income Statements                        June 30,                    June 30,
    (Unaudited)                                              1998        1997             1998        1997
    _________________________________________________________________________________________________________
    Income
    Cash dividends from Subsidiary..............      $   300,000   $   250,000    $   600,000   $   500,000
    Interest and fees on loans..................                0             0              0           579
    Interest income from investment securities..           25,400        27,234         51,880        51,705
    Gains (losses) from sale of investment
    securities..................................                0             0              0             0
    Other income................................                0             0              0             0
                                                        ----------    ----------     ----------    ----------
    Total Income................................          325,400       277,234        651,880       552,284

    Expenses
    Salaries and employee benefits..............                0             0              0             0
    Other expenses..............................           11,219        27,940         33,007        32,514
                                                        ----------    ----------     ----------    ----------
    Total Expenses..............................           11,219        27,940         33,007        32,514
                                                        ----------    ----------     ----------    ----------
    Income before taxes & undistributed
        net income of subsidiary................          314,181       249,294        618,873       519,770

    Income tax..................................            4,600           500          6,100         7,400
                                                        ----------    ----------     ----------    ----------
    Net income before undistributed
      net income of subsidiary..................          309,581       248,794        612,773       512,370
    Undistributed net income of subisdiary......          859,121       654,010      1,728,875     1,324,992
                                                        ----------    ----------     ----------    ----------
    Net Income..................................      $ 1,168,702   $   902,804    $ 2,341,648   $ 1,837,362
                                                        ==========    ==========     ==========    ==========



    OLD POINT FINANCIAL CORPORATION                     Six Months Ended:
    Parent only Statements of Cash Flows                 June 30,
    (Unaudited)                                              1998        1997

    Cash Flows from Operating Activities:
    Net Income..................................      $ 2,341,648   $ 1,837,362
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income
         of subsidiary..........................       (1,728,875)   (1,324,992)
      Depreciation..............................                0             0
        Gains(losses) on sale of securities [net                0             0
        (Increase) Decrease in other assets.....                0        52,614
        Increase (decrease in other liabilities)            6,100           500
                                                        ----------    ----------
    Net cash provided by operating activities...          618,873       565,484

    Cash flows from investing activities:
    (Increase)decrease in investment securities.         (250,000)     (200,000)
    Sale of equipment...........................                0        14,411
    Repayment of loans by customers.............                0        49,884
                                                        ----------    ----------
    Net cash provided by investing activities...         (250,000)     (135,705)

    Cash flows from financing activities:
    Proceeds from issuance of common stock......           29,250       142,100
    Dividends paid..............................         (564,690)     (511,242)
                                                        ----------    ----------
    Net cash provided by financing activities...         (535,440)     (369,142)

    Net increase(decrease)in cash
     & due from banks...........................         (166,567)       60,637

    Cash & due from banks at beginning of period          289,230       142,683
                                                        ----------    ----------
    Cash & due from banks at end of period......      $   122,663   $   203,320
                                                        ==========    ==========

Item 2.

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Earnings Summary
     Net income for the second quarter of 1998 increased 29.5% to $1,168,702 from $902,804 for the comparable period in 1997.
Basic earnings per share were $0.46 in the second quarter of 1998 compared with $0.35 in 1997.

      For the six months ended June 30, 1998 net income increased
27.4% to $2,341,648 from $1,837,362 in 1997.  Basic earnings  per share were $.91 for the first six months of 1998 compared with $.72 in 1997.

     Return on average assets was 1.24% for the second quarter of
1998  and  1.10%  for the comparable period in 1997.   Return  on
average equity was 12.36% for the second quarter of 1998 and 10.72% for the second quarter of 1997.

      For  the six months ended June 30, 1998 and 1997 return  on
average  assets  was  1.28% and 1.14%  respectively.   Return  on
average equity was 12.50% in 1998 and 11.02% in 1997.

Net Interest Income
      Net interest income, on a fully tax equivalent basis, increased $436 thousand, or 11.9%, for the second quarter of 1998 over 1997. Average earning assets increased 15.6% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased from 4.78% in 1997 to 4.62% in 1998.

     For the six months ended June 30, 1998 net interest income increased $778 thousand, or 10.8%, over the comparable period in 1997. Comparing the first six months of 1998 to 1997 average loans increased $19.6 million or 9.5% while investment securities increased $15.6 million or 16.4%. Average earning assets increased 14.1% and the net interest yield decreased from 4.77% in 1997 to 4.63% in 1998.

     Interest expense increased $513 thousand or 19.6% in the second quarter of 1998 from the second quarter of 1997, interest bearing liabilities increased $37.9 million or 15.6 % in the second quarter of 1998 over the same period in 1997. The cost of funding those liabilities increased 15 basis points due to the higher cost of interest bearing deposits.

For the six months ended June 30, 1998 interest expense increased $950 thousand, or 18.6% over the same period in 1997. The cost of funding those liabilities increased 17 basis points over 1997. The Bank introduced a premium rate money market account in 1998 which has generated deposits totalling $13 million.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

-------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS         For the quarter ended June 30,
(Fully taxable equivalent basis) *     1998                         1997
-------------------------------------------------------------------------------------------
                                                        Average                      Average
                                               Interest  Rates              Interest  Rates
                                     Average   Income/  Earned/   Average   Income/  Earned/
Dollars in thousands                 Balance   Expense    Paid    Balance   Expense    Paid
-------------------------------------------------------------------------------------------
Loans (net of unearned income)**...  $225,381  $5,140    8.98%    $207,269  $4,624     8.92%
Investment securities:
  Taxable..........................   89,990    1,364    5.98%     73,297    1,146     6.25%
  Tax-exempt.......................   30,637      600    7.83%     22,842      464     8.13%
                                     -------    -----              ------    ------
    Total investment securities....  120,627    1,964    6.45%     96,139    1,610     6.70%

Federal funds sold.................    9,910      141    5.69%      4,529       62     5.48%
                                     -------    -----              ------    ------
  Total earning assets............. $355,918   $7,245    8.03%    $307,937  $6,296     8.18%


Time and savings deposits:
  Interest-bearing transaction
   accounts                          $19,963     $109    2.18%    $26,307     $145     2.20%
  Money market deposit accounts....   67,413      567    3.36%     47,378      369     3.12%
  Savings accounts.................   26,575      181    2.72%     25,863      177     2.74%
  Certificates of deposit, $100,000
    or more                           25,451      338    5.31%     17,721      250     5.64%
  Other certificates of deposit....  120,544    1,690    5.61%    108,378    1,456     5.37%
                                     -------    -----              ------    ------
    Total time and savings deposits  259,946    2,885    4.44%    225,647    2,397     4.25%
Federal funds purchased and
  securities under agreement
  to repurchase....................   20,173      223    4.42%     16,474      193     4.69%
Other short term borrowings........    2,035       25    4.91%      2,136       30     5.62%
                                     -------    -----              ------    ------
 Total interest bearing liabilities $282,154    3,135    4.44%    $244,257   2,620     4.29%

Net interest income/yield..........            $4,112    4.62%              $3,676     4.78%
                                               ======    =====              ======     =====
-------------------------------------------------------------------------------------------

                                     For the six months ended June 30,
                                       1998                                  1997
-------------------------------------------------------------------------------------------
                                                        Average                      Average
                                               Interest  Rates              Interest  Rates
                                     Average   Income/  Earned/   Average   Income/  Earned/
Dollars in thousands                 Balance   Expense    Paid    Balance   Expense    Paid
-------------------------------------------------------------------------------------------
Loans (net of unearned income)**...  $223,421 $10,081    8.89%    $203,927  $9,093     8.92%
Investment securities:
  Taxable..........................   81,487    2,490    6.02%     73,329    2,257     6.16%
  Tax-exempt.......................   29,001    1,165    8.03%     21,607      878     8.13%
                                     -------    -----              ------    ------
    Total investment securities....  110,488    3,616    6.55%     94,936    3,135     6.60%
Federal funds sold.................   11,455      323    5.64%      3,826      103     5.38%
                                     -------    -----              ------    ------
  Total earning assets.............  $345,364 $14,059    8.14%    $302,689  $12,331    8.15%


Time and savings deposits:
  Interest-bearing transaction
   accoounts.......................  $19,999     $213    2.13%    $26,113     $288     2.21%
  Money market deposit accounts....   63,399    1,037    3.27%     46,833      727     3.10%
  Savings accounts.................   26,321      358    2.72%     25,747      350     2.72%
  Certificates of deposit, $100,000
   or more.........................   24,823      696    5.61%     17,322      480     5.54%
  Other certificates of deposit....  117,692    3,249    5.52%    106,330    2,838     5.34%
                                     -------    -----              ------    ------
    Total time and savings deposits  252,234    5,553    4.40%    222,345    4,683     4.21%
Federal funds purchased and
  securities under agreement
    to repurchase..................   19,992      456    4.56%     16,298      377     4.63%
Other short term borrowings........    1,928       53    5.50%      1,927       52     5.40%
                                     -------    -----              ------    ------
 Total interest bearing liabilities $274,154   6,062    4.42%    $240,570    5,112     4.25%

Net interest income/yield..........            $7,997    4.63%              $7,219     4.77%
                                               ======    =====              ======     =====

*    Tax equivalent yields based on 34% tax rate.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

Provision/Allowance for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio.

     The provision for loan losses was $350,000 for the first six months of 1998, up from $200,000 in the comparable period in
1997.   Loans  charged  off  (net of  recoveries)  were  $373,068
compared  with loans charged off (net of recoveries) of  $125,303 in the first six months of 1997. Loans charged off were up due to several deficiencies recorded on foreclosed real estate as well as a commercial loan relationship charged off due to a bankruptcy On an annualized basis net loan charge-offs were 0.33% of total loans for the first half of 1998 compared with
 .12% for the same period in 1997.

      On June 30, 1998 nonperforming assets totaled $1.1 million compared with $1.6 million on June 30, 1997. The June 1998 total consisted of $251 thousand in foreclosed real estate, $354 thousand in a former branch site, and $466 thousand in nonaccrual loans. The June 1997 total consisted of $120 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $1.1 million in nonaccrual loans. Loans still accruing interest but past due 90 days or more decreased to $670 thousand as of June 30, 1998 compared with $1 million as of June 30, 1997. The allowance for loan losses on June 30, 1998 was $2.6 million compared with $2.4 million on June 30, 1997. It represented a multiple of 2.36 times nonperforming assets and
5.58 times nonperforming loans. The allowance for loan losses on June 30, 1998 was 1.16% of loans compared to 1.13% at June 30, 1997.

Other Income
      Other income increased $126,642, or 12.0%, for the second quarter of 1998 over the same period in 1997. Income from the sale of real estate loans increased $51 thousand and deposit service charges increased $43 thousand.
For the six months ended June 30, 1998 other income increased $203,446 or 9.5% from 1997. The higher income in 1998 resulted from higher sales of real estate loans and deposit service charges.


Other Expenses
      Other expenses decreased $2 thousand during the second quarter of 1998 from 1997. Salaries and employees benefits decreased 1.3% due to a reduction in full time employees. Other operating expenses decreased by 3.2% primarily due to lower legal fees.

For the six months ended June 30, 1998 other expenses increased $20 thousand or 0.3%, from 1997, primarily due to higher maintenance costs associated with repairs and remodeling of bank buildings.

Assets
      At June 30, 1998 total assets were $388.2 million, up 11% from $348.7 million at December 31, 1997. Total loans grew $5.7 million, or 3% and investment securities and federal funds sold grew $32.7 million, or 32%, in 1998. Total deposits increased $34.3 million, or 12% in 1998 and demand note balances to the United States Treasury remained constant at $4.0 million from year end 1997.

The Company opened a new facility which is now home to the Old Point Commercial Services as well as the Trust and Financial Services. The Company has also acquired property in Norge, VA on which a full service branch office will be built. This office is scheduled to be open in the fourth quarter of 1998.

Capital Resources

      The Company's capital position remains strong as evidenced by the regulatory capital measurements. At June 30, 1998 the Tier I capital ratio was 14.84%, the total capital ratio was 15.89% and the leverage ratio was 9.88%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Liquidity and Interest Sensitivity
      Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As loan demand increases, liquidity will be provided by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds and demand note to the US Treasury.

      The Company was liability sensitive as of June 30, 1998. There were $117.5 million more in liabilities than assets subject to repricing within three months. Net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 13 reflects the earlier of the maturity or repricing data for various assets and liabilities as of June 30, 1998.

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

The Company is testing its core applications which process loans, deposits and the general ledger. This testing is expected to be complete by year-end or the first quarter of 1999. The Company continues to upgrade all other hardware and software as needed.

Operating and capital budgets incorporate projected expenditures necessary to ensure that all systems are Year 2000 compliant. At this time management does not believe that related expenditures will have an adverse material effect on the Company.


  INTEREST SENSITIVITY ANALYSIS
   As of June 30, 1998                                   MATURITY
  (in thousands)                     Within      4-12       1-5    Over 5
                                    3 Months   Months     Years     Years     Total
  __________________________________________________________________________________
  Uses of funds
  Federal funds sold..............     9,428      --        --        --       9,428
  Taxable investments.............     8,460     8,085    47,557    28,065    92,167
  Tax-exempt investments..........      --         367     1,340    32,880    34,587
                                      --------  --------  --------  --------  --------
    Total investments.............    17,888     8,452    48,897    60,945   136,182

  Loans:
    Commercial....................    19,393     1,776    30,127     2,483    53,779
    Tax-exempt....................     1,524        88       164         0     1,776
    Installment...................     5,033     2,607    53,944     2,436    64,020
    Real estate...................    19,953    10,544    59,921    16,692   107,110
    Other.........................       284      --         441         0       725
                                     --------  --------  --------  --------  --------
  Total loans.....................    46,187    15,015   144,597    21,611   227,410

  Total earning assets............    64,075    23,467   193,494    82,556   363,592


  Sources of funds

  Interest checking deposits......    19,981      --        --        --      19,981
  Money market deposit accounts...    65,781      --        --        --      65,781
  Regular savings accounts........    26,161      --        --        --      26,161
  Certificates of deposit.........
    $100,000 or more..............     8,002     8,502     9,778      --      26,282
  Other time deposits.............    34,327    44,721    43,713      --     122,761
  Federal funds purchased and
    securities sold under
    agreements to repurchase......    23,368        --      --        --      23,368
  Other borrowed money............     4,000        --        20      --       4,020
                                    --------  --------  --------   -------  --------
  Total interest bearing liabilities  181,620   53,223    53,511       0     288,354


    Rate sensitivity GAP............ (117,545) (29,756)  139,983    82,556    75,238

    Cumulative GAP.................. (117,745) (147,301)   (7,318)   75,238

                                           -13-

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
              (a) Exhibits
                  None

              (b)No reports  on Form 8-K were filed during the  second
                 quarter of 1998.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                        August 14, 1998




     By:  /s/ Robert F. Shuford
          Robert F. Shuford
          President and Director
          Principal Executive Officer








     By:  /s/ Louis G. Morris
          Louis G. Morris
          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer