Form 10-Q
period 1998-09-30
OLD POINT FINANCIAL CORP
filed 1998-11-13
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period Ended September 30, 1998
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
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


State the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1998.

           Class                 Outstanding at  October 31, 1998

          Common Stock, $5.00 par value 2,575,444 shares

                 OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX


                 PART I - FINANCIAL INFORMATION
                                                                    Page
Item 1. Financial Statements...........................................1

     Consolidated Balance Sheets
                  September 30, 1998 and December 31, 1997.............1

     Consolidated Statement of Earnings
           Three months ended September 30, 1998 and 1997..............2
           Nine months ended September 30, 1998 and 1997...............2

     Consolidated Statement of Cash Flows
            Nine months ended September 30, 1998 and 1997..............3

     Consolidated Statements of Changes in Stockholders' Equity
            Nine months ended September 30, 1998 and 1997..............4

     Notes to Consolidated Financial Statements........................5

            Parent Only Balance Sheets
               September 30, 1998 and December 31, 1997................6

            Parent Only Statement of Earnings
               Three months ended September 30, 1998 and 1997..........6
               Nine months ended September 30, 1998 and 1997...........6

              Parent Only Statement of Cash Flows
                Three months ended September 30, 1998 and 1997..........7
                Nine months ended September 30, 1998 and 1997...........7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................8

          Analysis of Changes in Net Interest Income....................9

          Interest Sensitivity Analysis................................13


                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................14

                                 (i)

                                                    September 30,    December 31,
Consolidated Balance Sheets                             1998             1997
                                                        (Dollars in Thousands)
Assets
Cash and due from banks........................    $  8,473,684      $ 12,208,408
Investments:
  Securities available for sale, at market.....      74,063,267        67,546,008
  Securities to be held to maturity............      59,918,168        28,979,825
Trading account securities.....................         ---               ---
Federal funds sold.............................       6,897,899         6,977,386
Loans, total ..................................     230,540,008       221,743,937
    Less reserve for loan losses...............       2,745,958         2,671,174
                                                    ____________     ____________
        Net loans..............................     227,794,050       219,072,763
Bank premises and equipment....................      12,036,142         9,742,209
Other real estate owned........................         483,864           773,864
Other assets...................................       4,258,604         3,370,689
                                                    ____________     ____________
     Total assets..............................    $393,925,678       348,671,152
                                                    ____________     ____________
                                                    ____________     ____________

Liabilities

Noninterest-bearing deposits...................    $ 58,144,547      $ 52,359,579
Savings deposits...............................     114,990,788        99,991,102
Time deposits..................................     153,660,303       134,749,126
                                                    ____________     ____________
   Total deposits..............................     326,795,638       287,099,807
Federal funds purchased and securities sold
    under agreement to repurchase..............      24,414,154        20,164,902
Interest-bearing demand notes issued to the
   United States Treasury and other
   liabilities for borrowed....................       1,336,205         4,025,090
Other liabilities..............................       1,713,379         1,048,885
                                                    ____________     ____________
   Total liabilities...........................     354,259,376       312,338,684

Stockholders' Equity

Common stock, $5.00 par value..................      12,873,220        12,830,860

                       1998           1997

Shares Outstanding....2,574,644    2,566,172
Surplus........................................       9,996,866         9,693,301
Undivided profits..............................      15,491,481        13,097,716
Unrealized gain/(loss) on securities...........       1,304,735           710,591
                                                    ____________     ____________
    Total stockholders' equity.................      39,666,302        36,332,468

    Total liabilities and stockholders' equity.    $393,925,678      $348,671,152
                                                    ____________     ____________
                                                    ____________     ____________



                                                                    1

___________________________________________________  _______________________      _______________________
                                                       Three Months Ended           Nine Months Ended
Consolidated Statements of Earnings                      September 30,                September 30,
                                                        1998       1997              1998        1997
____________________________________________________ _______________________      _______________________
                                                       (Dollars in Thousands except per share amounts)
Interest Income
Interest and fees on loans.....................      $5,065,052   $4,813,519         $15,111,942   $13,863,861
Interest on federal funds sold.................         132,098       86,515             455,373       189,410
Interest on securities:
   Taxable.....................................       1,406,532    1,133,518           3,896,480     3,390,617
   Exempt from Federal income tax..............         462,728      339,442           1,231,401       919,222
Interest on trading account....................               0            0                   0             0
                                                     _______________________          ________________________
                                                      1,869,260    1,472,960           5,127,881     4,309,839
                                                     _______________________          ________________________

    Total interest income......................       7,066,410    6,372,994          20,695,196    18,363,110

Interest Expense

Interest on savings deposits...................         888,466      700,397           2,496,733     2,065,006
Interest on time deposits......................       2,118,854    1,794,177           6,063,180     5,111,683
Interest on federal funds purchased and
  securities sold under agreement to repurchase         301,014      243,406             757,466       620,535
Interest on demand notes (note balances) issued
  to the United States Treasury
  and on other borrowed........................          21,562       22,030              74,408        73,727
                                                     _______________________          ________________________
    Total interest expense.....................       3,329,896    2,760,010           9,391,787     7,870,951

Net interest income............................       3,736,514    3,612,984          11,303,409    10,492,159
Provision for loan losses......................         150,000      100,000             500,000       300,000
                                                     _______________________          ________________________
Net interest income after provision
 for loan losses...............................       3,586,514    3,512,984          10,803,409    10,192,159

Other Income

Income from fiduciary activities...............         449,850      434,805           1,349,550     1,304,505
Service charges on deposit accounts............         495,878      431,440           1,402,651     1,284,963
Other service charges, commissions and fees....         153,124      153,252             497,178       424,365
Other operating income.........................          74,621       37,530             275,625       195,356
Security gains (losses)........................               0            0                   9        (4,068)
Trading account income.........................               0            0                   0             0
                                                     _______________________          ________________________
    Total other income.........................       1,173,473    1,057,027           3,525,013     3,205,121

Other Expenses

Salaries and employee benefits.................       1,960,710    1,941,618           5,719,487     5,757,690
Occupancy expense of Bank premises.............         251,186      207,132             694,549       624,658
Furniture and equipment expense................         289,313      277,825             875,985       814,473
Other operating expenses.......................         760,652      761,831           2,347,527     2,346,816
                                                     _______________________          ________________________
    Total other expenses.......................       3,261,861    3,188,406           9,637,548     9,543,637
                                                     _______________________          ________________________
Income before taxes............................       1,498,126    1,381,605           4,690,874     3,853,643
Applicable income taxes .......................         343,000      335,600           1,194,100       970,276
                                                     _______________________          ________________________
Net income.....................................      $1,155,126   $1,046,005         $ 3,496,774   $ 2,883,367
                                                     _______________________          ________________________
                                                     _______________________          ________________________

Per Share

Based on weighted average number of
  common shares outstanding....................       2,573,235   2,565,496          2,568,964   2,559,356
Basic Earnings Per Share.......................       $    0.45   $    0.41          $    1.36   $    1.13
Diluted Earnings Per Share.....................       $    0.44   $    0.41          $    1.34   $    1.12


                                                                               2

________________________________________________________________________________________________
OLD POINT FINANCIAL CORPORATION                                     Nine Months Ended
Consolidated Statements of Cash Flows                                 Sept 30,
(Unaudited)                                                             1998            1997
________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................    $   3,496,774   $    2,883,367
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization...............................          717,882          703,477
  Provision for loan losses...................................          500,000          300,000
  (Gains) loss on sale of investment securities, net..........               (9)           4,068
  Net amortization & accretion of securities..................          121,766          310,772
  Net (increase) decrease in trading account..................                0                0
  (Increase) in other real estate owned.......................         (296,909)        (565,000)
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)................       (1,193,989)        (420,955)
  Increase (decrease) in other liabilities....................          664,494          429,063
                                                                    ____________    ____________
    Net cash provided by operating activities.................        4,010,009        3,644,792

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ....................................      (64,422,396)     (18,401,556)
  Proceeds from maturities & calls of securities .............       27,745,253        9,749,000
  Proceeds from sales of available - for - sale securities....                0        6,217,797
  Proceeds from sales of held - to - maturity securities......                0                0
  Loans made to customers.....................................     (103,860,859)    (93,637,350)
  Principal payments received on loans........................       94,639,573       72,744,454
  Proceeds from sales of other real estate owned..............          586,910          145,000
  Purchases of premises and equipment.........................       (3,011,815)        (698,872)
  (Increase) decrease in federal funds sold...................           79,487       (4,602,592)
                                                                    ____________    ____________
    Net cash provided by (used in) investing activities.......      (48,243,847)     (28,484,119)
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits........        5,784,968        5,201,772
  Increase (decrease) in savings deposits.....................       14,999,686        1,957,402
  Proceeds from the sale of certificates of deposit...........       49,570,250       46,257,128
    Payments for maturing certificates of deposit.............      (30,659,073)     (34,137,125)
  Increase (decrease) in federal funds purchased &
   repurchase agreements......................................        4,249,252        2,313,076
  Increase (decrease) in other borrowed money.................       (2,688,885)       1,726,178
  Proceeds from issuance of common stock......................          142,138          230,431
  Dividends paid..............................................         (899,222)        (767,859)
                                                                    ____________    ____________
    Net cash provided by financing activities.................       40,499,114       22,781,003

    Net increase (decrease) in cash and due from banks........       (3,734,724)      (2,058,324)
    Cash and due from banks at beginning of period............       12,208,408       10,988,495
                                                                    ____________    ____________
    Cash and due from banks at end of period..................    $   8,473,684   $    8,930,171
                                                                    ____________    ____________
                                                                    ____________    ____________


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest..................................................       $9,212,018       $7,780,638
    Income taxes..............................................        1,350,000        1,025,000




See accompanying notes
                                                                                 - 3 -


OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
____________________________________________________________________________________________________________________________
                                                                                                     Unrealized
                                             Common Stock                              Undivided    Gain/(Loss)
                                                Shares       Amount       Surplus       Profits    On Securities     Total

                                            _________________________________________________________________________________
FOR NINE MONTHS ENDED SEPTEMBER 30, 1998
Balance at end of period ...................  2,566,172   $12,830,860   $9,693,301   $13,097,716      $710,591    $36,332,468
Net Income .................................      --           --           --         3,496,774          --        3,496,774
Sale of Common Stock .......................      8,472        42,360      303,565      (203,787)         --          142,138
Cash dividends .............................      --           --           --          (899,222)         --         (899,222)
Increase in unrealized gain on  securities .      --           --           --            --           594,144        594,144
                                             ___________   ___________  ___________   ___________   ___________   ___________
Balance at end of period ...................  2,574,644   $12,873,220   $9,996,866   $15,491,481    $1,304,735    $39,666,302




FOR NINE MONTHS ENDED SEPTEMBER 30, 1997
Balance at beginning of period .............  1,273,546    $6,367,730   $9,345,091   $16,638,880       $48,199    $32,399,900
Net income .................................       --           --           --        2,883,367          --        2,883,367
Sale of common stock .......................      9,540        47,700      348,210      (165,479)         --          230,431
Cash dividends .............................       --           --           --         (767,859)         --         (767,859)
Increase in unrealized gain on  securities .       --           --           --            --          482,674        482,674
                                             ___________   ___________  ___________   ___________   ___________   ___________
Balance at end of period ...................  1,283,086    $6,415,430   $9,693,301   $18,588,909      $530,873    $35,228,513


     See accompanying note
                                                                                    -4-

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

______________________________________________________________________________
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                          September 30, December 31,
(Unaudited)                                            1998          1997
______________________________________________________________________________
Assets
Cash in bank................................      $   274,021   $   289,230
Investment Securities.......................        2,117,277     1,877,175
Total Loans.................................                0             0
Investment in Subsidiary....................       37,290,279    34,170,604
Equipment...................................                0             0
Other assets................................           11,125         7,759
                                                    __________    __________
Total Assets................................      $39,692,702  $ 36,344,768
                                                    __________    __________
                                                    __________    __________
Liabilities and Stockholders' Equity
Total Liabilities...........................      $     26,400   $    12,300
Stockholders' Equity........................        39,666,302    36,332,468
                                                    __________    __________
Total Liabilities & Stockholders' Equity....      $ 39,692,702  $ 36,344,768
                                                    __________    __________
                                                    __________    __________

________________________________________________________________________________________________________
OLD POINT FINANCIAL CORPORATION                        Three Months Ended:          Nine Months Ended:
Parent only Income Statements                             September 30,                September 30,
(Unaudited)                                            1998          1997           1998          1997
________________________________________________________________________________________________________
Income
Cash dividends from Subsidiary..............      $   950,000   $   250,000    $   950,000   $   750,000
Interest and fees on loans..................                0             0              0           579
Interest income from investment securities..           79,281        26,978         79,281        78,683
Gains (losses) from sale of
   investment securities....................                0             0              0             0
Other income................................                0             0              0             0
                                                    __________    __________     __________    __________
Total Income................................        1,029,281       276,978      1,029,281       829,262

Expenses
Salaries and employee benefits..............                0             0              0             0
Other expenses..............................           37,406        10,192         37,406        42,706
                                                    __________    __________     __________    __________
Total Expenses..............................           37,406        10,192         37,406        42,706
                                                    __________    __________     __________    __________
Income before taxes & undistributed
    net income of subsidiary................          991,875       266,786        991,875       786,556

Income tax..................................           14,100         5,600         14,100        13,000
Net income before undistributed
  net income of subsidiary..................          977,775       261,186        977,775       773,556
                                                    __________    __________     __________    __________
Undistributed net income of subisdiary......        2,518,999       784,819      2,518,999     2,109,811
                                                    __________    __________     __________    __________

Net Income..................................      $ 3,496,774   $ 1,046,005    $ 3,496,774   $ 2,883,367
                                                    __________    __________     __________    __________
                                                    __________    __________     __________    __________

                                                                             6

____________________________________________________________________________
OLD POINT FINANCIAL CORPORATION                       Nine Months Ended:
Parent only Statements of Cash Flows                    September 30,
(Unaudited)                                            1998          1997
____________________________________________________________________________
Cash Flows from Operating Activities:
Net Income..................................      $ 3,496,774   $ 2,883,367
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income
     of subsidiary..........................       (2,518,999)   (2,109,811)
  Depreciation..............................                0             0
    Gains(losses) on sale of securities (net)               0             0
    (Increase) decrease in other assets.....                0        52,614
    Increase (decrease) in other liabilities           14,100         6,100
                                                    ___________   ___________
Net cash provided by operating activities...          991,875       832,270

Cash flows from investing activities:
(Increase)decrease in investment securities.         (250,000)     (200,000)
Sale of equipment                                           0        14,411
Purchase of equipment.......................                0             0
Repayment of loans by customers.............                0        49,884
                                                    ___________   ___________
Net cash provided by investing activities...         (250,000)     (135,705)

Cash flows from financing activities:
Proceeds from issuance of common stock......          142,138       230,431
Dividends paid..............................         (899,222)     (767,859)
                                                    ___________   ___________
Net cash provided by financing activities...         (757,084)     (537,428)

Net increase (decrease) in cash &
  due from bank.............................          (15,209)      159,137

Cash & due from banks at beginning of period          289,230       142,683
                                                    ___________   ___________

Cash & due from banks at end of period......      $   274,021   $   301,820
                                                    ___________   ___________
                                                    ___________   ___________

                                                                        7

Item 2.   MANAGEMENTS   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Summary
      Net  income for the third quarter of 1998 increased 10%  to
$1,155,126  from  $1,046,005 for the comparable period  in  1997.
Basic earnings per share were $0.45 in the third quarter of  1998 compared with $0.41 in 1997.

      For  the  nine months ended September 30, 1998  net  income
increased  21%  to  $3,496,774 from $2,883,367  in  1997.   Basic
earnings per share were $1.36 for the first nine months  of  1998 compared with $1.13 in 1997.

      Return on average assets was 1.19% for the third quarter of
1998  and  1.24%  for the comparable period in 1997.   Return  on
average equity was 11.81% for the third quarter of 1998 and 11.96% for the third quarter of 1997.

     For the nine months ended September 30, 1998 and 1997 return
on  average assets was 1.24% and 1.17% respectively.   Return  on
average equity was 12.26% in 1998 and 11.35% in 1997.

Net Interest Income
      Net interest income, on a fully tax equivalent basis, increased $185 thousand, or 5%, for the third quarter of 1998 over 1997. Average earning assets increased 15% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased from 4.78% in 1997 to 4.37% in 1998.

      For the nine months ended September 30, 1998 net interest income increased $963 thousand, or 9%, over the comparable period in 1997. Average earning assets increased 14% and the net interest yield decreased from 4.77% in 1997 to 4.55% in 1998. This increase in earning assets is due to growth in the investment and loan portfolios. During 1998 there has been a shift in investment securities from taxable to tax exempt which have higher tax equivalent yields. Interest rates on deposits increased 19 basis points during the first nine months of 1998 over the comparable period in 1997 while loan rates increased only 4 basis points during the same period. This contributed to the decrease in the net interest yield.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

______________________________________________ ________________________________________________________________________
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                             For the quarter ended September 30,
(Fully taxable equivalent basis) *                      1998                            1997
______________________________________________ ________________________________________________________________________
                                                                  Average                         Average
                                                        Interest   Rates                Interest   Rates
                                               Average  Income/   Earned/       Average  Income/  Earned/
Dollars in thousands                           Balance  Expense     Paid        Balance  Expense    Paid
_____________________________________________  ________________________________________________________________________
Loans (net of unearned income)**.............  $228,335    5,082     8.90%     $214,992    4,835     9.00%
Investment securities:***
  Taxable....................................   91,557     1,406     6.14%       72,088    1,131     6.28%
  Tax-exempt.................................   36,625       701     7.66%       25,414      515     8.11%
                                               ________ ________               ________ ________
    Total investment securities..............  128,182     2,107     6.58%       97,502    1,646     6.75%
Federal funds sold...........................    9,252       132     5.71%        6,009       86     5.72%
                                               ________ ________               ________ ________
  Total earning assets.......................  $365,769   $7,321     8.01%     $318,503   $6,567     8.25%

Time and savings deposits:
  Interest-bearing transaction accounts......  $19,643      $108     2.20%      $25,446     $140     2.20%
  Money market deposit accounts..............   69,982       601     3.44%       48,550      381     3.14%
  Savings accounts...........................   26,081       180     2.76%       25,954      179     2.76%
  Certificates of deposit, $100,000 or more..   26,677       385     5.77%       20,655      307     5.95%
  Other certificates of deposit..............  124,156     1,733     5.58%      110,022    1,487     5.41%
                                               ________ ________               ________ ________
    Total time and savings deposits..........  266,539     3,007     4.51%      230,627    2,494     4.33%
Federal funds purchased and securities sold
  under agreement to repurchase..............   24,314       301     4.95%       20,301      244     4.81%
Other short term borrowings..................    1,541        21     5.45%        1,560       22     5.64%
                                               ________ ________               ________ ________
  Total interest bearing liabilities.........  $292,394    3,329     4.55%     $252,488    2,760     4.37%

Net interest income/yield....................             $3,992     4.37%                $3,807     4.78%
                                                        ________ ________                 ________ ________
                                                        ________ ________                 ________ ________

                                               ____________________________________________________________

                                               For the nine months ended September 30,
                                                 1998                            1997
                                               __________________________________________________________
                                                        Interest   Rates                Interest   Rates
                                               Average  Income/   Earned/       Average  Income/  Earned/
Dollars in thousands                           Balance  Expense     Paid        Balance  Expense    Paid
______________________________________________ ___________________________________________________________
Loans (net of unearned income)**.............  $225,059  $15,163     8.98%     $207,666  $13,928     8.94%
Investment securities:***
  Taxable....................................   84,174     3,896     6.17%       72,915    3,388     6.20%
  Tax-exempt.................................   31,542     1,866     7.89%       22,876    1,393     8.12%
                                               ________ ________               ________ ________
    Total investment securities..............  115,716     5,762     6.64%       95,791    4,781     6.65%
Federal funds sold...........................   10,721       455     5.66%        4,554      189     5.53%
                                               ________ ________               ________ ________
  Total earning assets.......................  $351,496  $21,380     8.11%     $308,011  $18,898     8.18%

Time and savings deposits:
  Interest-bearing transaction accounts......  $19,880      $321     2.15%      $25,891     $428     2.20%
  Money market deposit accounts..............   65,593     1,638     3.33%       47,405    1,108     3.12%
  Savings accounts...........................   26,241       538     2.73%       25,816      529     2.73%
  Certificates of deposit, $100,000 or more..   25,441     1,081     5.67%       18,433      787     5.69%
  Other certificates of deposit..............  119,847     4,982     5.54%      107,561    4,325     5.36%
                                               ________ ________               ________ ________
    Total time and savings deposits..........  257,002     8,560     4.44%      225,106    7,177     4.25%
Federal funds purchased and securities sold
  under agreement to repurchase..............   21,419       757     4.71%       17,631      621     4.70%
Other short term borrowings..................    1,799        74     5.48%        1,805       74     5.47%
                                               ________ ________               ________ ________
  Total interest bearing liabilities.........  $280,220    9,391     4.47%     $244,542    7,872     4.29%

Net interest income/yield....................            $11,989     4.55%               $11,026     4.77%
                                                         _________ ________               ________ ________
                                                         _________ ________               ________ ________
* Tax equivalent yields based on 34% tax rate.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis
*** All investment securities are reported at amortized cost for this schedule.

                                                                                   9

Provision/Allowance for Loan Losses

      The provision for loan losses was $500,000 for the first nine months of 1998, up $200,000 over the comparable period in 1997. Loans charged off (net of recoveries) were $425,215 in the first nine months of 1998, compared with $156,591 for the same period in 1997. The increase is attributable to second quarter deficiencies recorded on foreclosed real estate as well as a commercial loan relationship charged off due to bankruptcy. On an annualized basis net loan charge-offs were 0.25% of total loans for the first nine months of 1998 compared with .10% for the same period in 1997.

      On September 30, 1998 nonperforming assets totalled $838 thousand compared with $1.84 million on September 30, 1997. The September 1998 total consisted of $130 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $354 thousand in nonaccrual loans. The September 1997 total consisted of $420 thousand in foreclosed real estate, $354 thousand in a former branch site, and $1.063 million in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $1.18 million as of September 30, 1998 compared with $769 million on September 30, 1997.

The allowance for loan losses on September 30, 1998 was $2.75 million. It represented a multiple of 3.28 times nonperforming assets and 7.76 times nonperforming loans. The allowance for loan losses on September 30, 1998 was 1.19% of loans compared to 1.13% at September 30, 1997.

Other Income
      Other income increased $116,446, or 11%, for the third quarter of 1998 over the same period in 1997. Income from service charges on deposit accounts increased 14% mainly due to an increase of $20.8 million in checking and savings deposits in 1998.

      For the nine months ended September 30, 1998 other income increased $319,892 or 10% from 1997. Contributing to the higher income in 1998 were increases in deposit service charges, debit card income and mortgage brokerage income.

Other Expenses
      Other expenses increased $73,455, or 2%, in the third quarter of 1998 over 1997. Occupancy expenses were up 21% due to the opening of the new Oyster Point Office. Furniture and equipment expenses increased 4% due to higher depreciation on computer equipment and furniture for the new office building.

      For the nine months ended September 30, 1998 other expenses increased $93,911 or 1%, from 1997. As mentioned above the increase is primarily due occupancy and furniture & equipment expenses related to the opening of the new office and the refurbishing of existing offices.

Financial Condition
      At September 30, 1998 total assets were $393.9 million, up 13% from $348.7 million at December 31, 1997. Total loans grew $8.8 million, or 4% and investment securities grew $37.5 million, or 39%, in 1998. Total deposits increased $39.7 million, or 14% in 1998 and demand note balances to the U. S. Treasury decreased $2.69 million to $1.34 from $4.03 million at year end 1997.

Capital Resources
      The Company's capital position remains strong as evidenced by the regulatory capital measurements. At September 30, 1998 the Tier I capital ratio was 14.95%, the total capital ratio was 16.02% and the leverage ratio was 9.81%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Liquidity and Interest Sensitivity
      Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As loan demand increases, liquidity will be provided by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds and demand note to the U.S. Treasury.

      The Company was liability sensitive as of September 30, 1998. There were $122.345 million more in liabilities than assets subject to repricing within three months. Net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of September 30, 1998.

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

General

      The Company opened a new facility which is now home to the Old Point Commercial Services as well as Trust and Financial Services. The Company has also acquired property in Norge, VA on which a full service branch office will be built. This office is scheduled to be open in the first quarter of 1999.

Year 2000

      The "Year 2000" problem relates to the fact that many computer programs use two digits to define a year and assume that the century is 1900. Therefore, these programs will not recognize the turn of the century. For example, the year 1998 is defined as "98" and the year 2003 is defined as "03". Because the assumed century is 1900 computers recognize the year 2003, defined as "03", as 1903. The Company is aware of the Year 2000 problem and is taking action to ensure that all of its computer hardware and software will be Year 2000 compliant. The Company has a five-step plan to identify, correct, upgrade and test all of its hardware and software. This plan conforms to the standard established by the Federal Financial Institutions Examination Council (FFIEC). A Year 2000 project team has been assembled which meets on a monthly basis to monitor progress and address any new issues that might arise. The Company has identified and cataloged all of its hardware and software. Software and hardware that is not Year 2000 compliant has been identified and plans are being developed to upgrade and/or replace hardware and software that is not Year 2000 compliant. Additionally, the Company's vendors and major customers are being contacted to determine their Year 2000 efforts so that the Company can plan accordingly. The FFIEC standard requires banks to have a written contingency plan in the event a mission critical application fails. Old Point has developed this contingency plan to process the core applications using personal computers until the core application software can be repaired. The Company is on schedule to meet the regulatory deadlines established by the FFIEC. The Office of the Comptroller of the Currency (OCC) is responsible for examining the Bank for compliance to the regulatory standard. In addition, the internal audit department and the Company's external certified public accountants will independently verify and validate the processes the Company uses to test the applications.

The Company is testing its core applications which process loans, deposits and the general ledger. Fiserv provides the software used to process these applications. Fiserv performed extensive testing of its software and has stated that it is Year 2000 compliant under their test conditions. In addition, other software that interfaces with the core application is also being tested. This testing is expected to be complete by the first quarter of 1999. The Company continues to upgrade other hardware and software as needed. Any hardware or software purchased subsequently will be tested for Year 2000 compliance.

The Company is dependent on public utility companies to supply electricity, gas, water, sewage, and telecommunications. These utility companies have provided Old Point with some information regarding their status in becoming Year 2000 compliant. The Year 2000 project team continues to monitor their progress. The Company has installed a diesel generator at the Main Office location to provide electricity in the event of a power failure.

Operating and capital budgets incorporate projected expenditures necessary to ensure that all systems are Year 2000 compliant. Through September 30, 1998 the Company has spent approximately $500,000 in capital expenditures to upgrade its computer hardware and software to be Year 2000 compliant. In addition, the Company has spent approximately $100,000 in operating expenses to test its software applications and hardware for year 2000 compliance. An additional $300,000 in capital expenditures is budgeted for the remainder of 1998 and 1999 for Year 2000 hardware and software upgrades as well as another $100,000 for operating expenses to complete the testing for Year 2000 compliance. At this time management does not believe that Year 2000 related expenditures will have an adverse material effect on the Company.

_____________________________________________________________________________________
INTEREST SENSITIVITY ANALYSIS
As of September 30, 1998                                MATURITY
(in thousands)                       Within      4-12       1-5    Over 5
                                    3 Months   Months     Years     Years     Total
______________________________________________________________________________________
Uses of funds
Federal funds sold..............      6,898      --        --        --       6,898
Taxable investments.............      7,448     7,608    53,659    23,978    92,693
Tax-exempt investments..........        100       266     1,553    39,369    41,288
                                    ________  ________  ________  ________  ________
  Total investments.............     14,446     7,874    55,212    63,347   140,879

Loans:
  Commercial....................     19,635     2,598    34,449     3,869    60,551
  Tax-exempt....................      1,468        73       144         0     1,685
  Installment...................      3,780     2,680    52,295     2,469    61,224
  Real estate...................     19,719    10,087    56,896    19,459   106,161
  Other.........................        461      --         458         0       919
                                    ________  ________  ________  ________  ________
Total loans.....................     45,063    15,438   144,242    25,797   230,540
                                    ________  ________  ________  ________  ________
Total earning assets............     59,509    23,312   199,454    89,144   371,419


Sources of funds

Interest checking deposits......     20,912      --        --        --      20,912
Money market deposit accounts...     68,308      --        --        --      68,308
Regular savings accounts........     25,771      --        --        --      25,771
Certificates of deposit.........
  $100,000 or more..............      6,604    10,220    10,185      --      27,009
Other time deposits.............     34,509    48,203    43,939      --     126,651
Federal funds purchased and
  securities sold under
  agreements to repurchase......     24,414      --        --        --      24,414
Other borrowed money............      1,336      --          18      --       1,354
                                    ________  ________  ________  ________  ________
Total interest bearing liabilities  181,854    58,423    54,142         0   294,419


Rate sensitivity GAP............   (122,345)  (35,111)  145,312    89,144    77,000

Cumulative GAP..................   (122,345) (157,456)  (12,144)   77,000

                                                                      - 13 -

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
          (a)none
          (b)No reports on Form 8-K were filed during the third quarter of 1998.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                       November 13, 1998




     By:  /s/ Robert F Shuford
          President and Director
          Principal Executive Officer








     By:  /s/ Louis G Morris
          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer