Form 10-K405
period 1998-12-31
OLD POINT FINANCIAL CORP
filed 1999-03-26
CIK 740971

U. S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1998

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 16, 1999 there were 2,576,244 shares of common stock outstanding and the aggregate market value of common stock of Old Point Financial Corporation held by nonaffiliates was approximately $57,855,999 based upon the weighted average price per share for the last 5 trading days.

              DOCUMENTS INCORPORATED BY REFERENCE
                              NONE

               OLD POINT FINANCIAL CORPORATION
                           Form 10-K

                             INDEX



PART I..............................................................1

Item  1. Description of Business....................................1
 General............................................................1
 Statistical Information............................................2

Item  2. Description of Property...................................13

Item  3. Legal Proceedings.........................................13

Item  4. Submission of Matters to a Vote of Security Holders.......13

PART II............................................................13

Item  5. Market for Common Equity And Related Stockholder Matters..13

Item  6. Selected Financial Data...................................13

Item 7 Management's Discussion and Analysis of Financial Condition
       Condition and Results of Operations.........................15

Item 8. Financial Statements and Supplementary Data................19

Item  9. Changes in and Disagreements With Accountants on
         and Financial Disclosure Accounting.......................35

PART III. .........................................................36

Item 10. Directors and Executive Officers of the Registrant........36

Item 11. Executive Compensation....................................38

Item 12. Security Ownership of Certain Beneficial Owners and
         Management................................................40

Item 13. Certain Relationships and Related Transactions............40

PART IV. ..........................................................41

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8.................................................41


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

As of December 31, 1998, the Company had assets of $404.1 million, loans of $235.9 million, deposits of $343.4 million, and stockholders' equity of $40.0 million. At year end, the Company and the Bank had a total of 223 employees, 34 of whom were part-time.

Based on 1990 census figures, the population of the Bank's trade area, which includes Hampton, Newport News, Williamsburg, and James City and York County was approximately 394,000. This area's economy is heavily influenced by the two largest employers; military installations and shipbuilding and ship repair. These industries are impacted by reductions in defense spending and personnel. Some of our customers are either employed at the various military installations or at the shipyard, or they derive some or all of their business from these two major employers. There are numerous military installations in the area including Fort Monroe, Langley Air Force Base, and Fort Eustis. The consolidation of the Tactical Air Command and the Strategic Air Command into the Air Combat Command at Langley has somewhat mitigated the reduction in military employment in the area. The largest private employer on the Peninsula is the Newport News Shipbuilding and Drydock Company, which currently employees approximately 16,000 2people.

The banking industry is highly competitive in the Hampton/Newport News/Williamsburg area. There are approximately twelve commercial and savings banks actively engaged in business in the area in which the Bank operates, including six major statewide banking organizations.

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

                                                                                      TABLE I
AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
For the years ended December 31,
Dollars in thousands
                                                             1998                    1997                   1996
                                             --------------------------------------------------------------------------------------
                                                                  Average                     Average                     Average
                                                        Interest   Rates             Interest  Rates            Interest   Rates
                                              Average    Income/  Earned/  Average   Income/  Earned  Average   Income/   Earned/
                                              Balance    Expense    Paid   Balance   Expense    Paid  Balance   Expense     Paid
                                             -------------------------------------------------------------------------------------
ASSETS
Loans                                         $226,908    $20,255   8.93%  $210,934   $19,288  9.14%  $192,940   $17,681   9.16%
Investment securities:
  Taxable                                       87,112      5,285   6.07%    72,064     4,473  6.21%    78,734     4,736   6.02%
  Tax-exempt                                    34,317      2,665   7.77%    24,129     1,954  8.10%    15,194     1,292   8.50%
                                              --------------------         -------------------        -------------------
    Total investment securities                121,429      7,950   6.55%    96,193     6,427  6.68%    93,928     6,028   6.42%
Federal funds sold                              10,305        572   5.55%     4,981       276  5.54%     3,981       208   5.22%
                                              --------------------         -------------------        -------------------
  Total earning assets                         358,642     28,777   8.02%   312,108    25,991  8.33%   290,849    23,917   8.22%
Reserve for loan losses                         (2,628)                      (2,366)                    (2,240)
                                              ---------                    ---------                  ---------
                                               356,014                      309,742                    288,609

Cash and due from banks                          8,933                        8,753                      9,805
Bank premises and equipment                     11,931                       10,036                      9,724
Other assets                                     3,878                        3,624                      4,874
                                              ---------                    ---------                  ---------
Total assets                                  $380,756                     $332,155                   $313,012
                                              =========                    =========                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY


Time and savings deposits:
  Interest-bearing transaction accounts       $ 15,929       $346   2.17%  $ 24,376   $   537  2.20%  $ 50,041   $ 1,210   2.42%
  Money market deposit accounts                 71,199    $ 2,326   3.27%    49,302     1,528  3.10%    21,212       789   3.72%
  Savings accounts                              26,211        718   2.74%    25,822       708  2.74%    26,354       722   2.74%
  Certificates of deposit,
   $100,000 or more                             26,084      1,462   5.60%    19,122     1,135  5.94%    17,026       940   5.52%
  Other certificates of deposit                121,676      6,740   5.54%   108,665     5,813  5.35%   103,029     5,642   5.48%
                                              -------------------          ------------------         ------------------
    Total time and savings deposits            261,099     11,592   4.44%   227,287     9,721  4.28%   217,662     9,303   4.27%
Federal funds purchased and securities
  sold under agreement to repurchase            21,713      1,013   4.67%    17,767       861  4.85%    14,688       706   4.81%
Other short term borrowings                      1,776         96   5.41%     1,857        99  5.33%     1,599        84   5.25%
                                              --------------------         -------------------        -------------------
  Total interest bearing liabilities           284,588     12,701   4.46%   246,911    10,681  4.33%   233,949    10,093   4.31%
Demand deposits                                 56,001                       49,432                     46,198
Other liabilities                                1,641                        1,394                      1,532
                                              ---------                    ---------                  ---------
  Total liabilities                            342,230                      297,737                    281,679
Stockholders' equity                            38,526                       34,418                     31,333
                                              ---------                    ---------                  ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                         $380,756                     $332,155                   $313,012
                                              ========                     ========                   ========
Net interest income/yield                                 $16,076   4.48%             $15,310  4.91%             $13,824   4.75%
                                                          =======                     =======                    =======
Total deposits                                $317,100                     $276,719                   $263,860
                                              ========                     ========                   ========

* Computed on a fully taxable equivalent basis using a 34% rate

The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

                                               TABLE II
                                               ANALYSIS OF CHANGE IN NET INTEREST INCOME *
---------------------------------------------------------------------------------------------------------------------------------
                                        Year  1998 over 1997          Year  1997 over 1996           Year  1996 over 1995
                                        Due to change in:             Due to change in:              Due to change in:
                                                              Net                            Net                           Net
                                        Average  Average   Increase   Average    Average  Increase   Average  Average  Increase
Dollars in Thousands                    Volume   Rate      (Decrease) Volume     Rate     (Decrease) Volume   Rate     (Decrease)
---------------------------------------------------------------------------------------------------------------------------------
INCOME FROM EARNING ASSETS
Loans                                    $1,461   $  (494)  $    967   $  1,649   $  (42)  $  1,607  $ 1,105  $  $355   $   1,460
Investment Securities:
Taxable                                     934      (122)       812       (401)     138       (263)      19       27          46
Tax-exempt                                  825      (114)       711        760      (98)       662      652     (119)        533
                                         -------  --------  ---------  ---------  -------  --------- -------- --------  ---------
  Total investment securities             1,759      (236)     1,523        359       40        399      671      (92)        579

Federal funds sold                          295         1        296         52       16         68      (39)     (17)        (56)
                                         -------  --------  ---------  ---------  -------  --------- -------- --------  ---------
                                          3,515      (729)     2,786      2,060       14      2,074    1,737      246       1,983

INTEREST EXPENSE
Interest bearing transaction accounts      (186)       (5)      (191)      (621)     (52)      (673)      19     (112)        (93)
Money market deposit accounts               679       119        798      1,045     (306)       739       73      (49)         24
Savings accounts                             11        (1)        10        (15)       1        (14)      (7)      (1)         (8)
Certificate of deposits, $100,000
 or more                                    413       (86)       327        116       79        195      178        2         180
Other certificates of deposit               696       231        927        309     (138)       171      304       48         352
                                         -------  --------  ---------  ---------  -------  --------- -------- --------  ----------
  Total time and savings deposits         1,613       258      1,871        834     (416)       418      567     (112)        455

Federal funds purchased and securities
  sold under agreement to repurchase        191       (39)       152        148        7        155      176      (43)        133
Other short-term borrowings                  (4)        1         (3)        14        1         15      (22)      (4)        (26)
                                         -------  --------  ---------  ---------  -------  --------- -------- --------  ----------
Total expense for interest bearing
 liabilities                              1,800       220      2,020        996     (408)       588      721     (159)        562

Change in Net Interest Income            $1,714   $  (948)  $    766   $  1,064   $  422   $  1,486  $ 1,016  $   405   $   1,421

    * Computed on a fully taxable equvilent basis using a 34% rate.

Interest  Sensitivity

The following table reflects the earlier of the maturity or repricing data for various assets and liabilities as of Decmber 31, 1998.

----------------------------------------------------------------------------------------------------------
                                                                    TABLE III
                                                           INTEREST SENSITIVITY ANALYSIS

----------------------------------------------------------------------------------------------------------
As of December 31, 1998                      Within         4-12          1-5         Over 5
Dollars in thousands                        3 Months       Months        Years        Years        Total

Uses of funds
Federal funds sold                             6,578          --           --           --          6,578
Taxable investments                            9,421         3,544       51,916       22,849       87,730
Tax-exempt investments                             0             0        1,678       48,079       49,757
                                            --------      --------      -------       ------      -------
  Total investments                           15,999         3,544       53,594       70,928      144,065

Loans:
  Commercial                                  18,927         2,946       38,567        3,883       64,323
  Tax-exempt                                     825            37          270          270        1,402
  Installment                                  2,918         3,392       49,254        3,053       58,617
  Real estate                                 21,641         7,778       59,739       21,546      110,704
  Other                                          819          --              0            0          819
                                            --------      --------      -------       ------      -------
Total loans                                   45,130        14,153      147,830       28,752      235,865
                                            --------      --------      -------       ------      -------
Total earning assets                          61,129        17,697      201,424       99,680      379,930


Sources of funds

Interest checking deposits                     4,387          --           --           --          4,387
Money market deposit accounts                 90,954          --           --           --         90,954
Regular savings accounts                      26,341          --           --           --         26,341
Certificates of deposit
  $100,000 or more                             5,939        11,814       10,452         --         28,205
Other time deposits                           32,029        50,726       45,435         --        128,190
Federal funds purchased and
  securities sold under
  agreements to repurchase                    19,128          --           --           --         19,128
Other borrowed money                             333          --             15         --            348
                                             -------      --------      -------       ------      -------
Total interest bearing liabilities           179,111        62,540       55,902            0      297,553


Rate sensitivity GAP                        (117,982)      (44,843)     145,522       99,680       82,377

Cumulative GAP                              (117,982)     (162,825)     (17,303)      82,377


The Company was liability sensitive as of December 31, 1998. There were $118.0 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. It should be noted, however, that savings deposits; which consist of interest bearing transactions accounts, money market accounts, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

II. Investment Portfolio

Note 2 of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K presents the book and market value of investment securities on the dates indicated.

The following table shows, by type and maturity, the book value and weighted average yields of investment securities at December 31, 1998.

                                                                      TABLE IV
                                                            INVESTMENT SECURITY MATURITIES & YIELDS
    ------------------------------------------------------------------------------------------------------
                                             U.S.Govt/Agency           State/Municipal            Total
                                             Book      Weighted         Book Weighted      Book  Weighted
                                             Value     Average         Value Average       Value  Average
    Dollars in Thousands                                Yield                 Yield                Yield
    ------------------------------------------------------------------------------------------------------
    December 31, 1998
     Maturities:
      Within 1 year                            $ 7,526    5.43%      $     0    0.00%   $  7,526     5.43%
      After 1 year, but within 5 years          51,445    6.20%        1,600    9.60%     53,045     6.30%
      After 5 years, but within 10 years        23,084    6.14%       19,354    8.24%     42,438     7.10%
      After 10 years                                 0    0.00%       27,641    7.91%     27,641     7.91%
    TOTAL                                      $82,055    6.11%      $48,595    8.10%   $130,650     6.85%

    December 31, 1997                          $62,126    6.33%      $27,843    8.18%    $89,969     6.90%
    December 31, 1996                          $69,528    6.06%      $20,015    8.17%    $89,541     6.53%


Yields are calculated on a fully tax equivalent basis using  a  34%
rate.

At December 31, 1998, the book value of other marketable equity securities with no stated maturity totaled $5.58 million with an weighted average yield of 5.45%. These securities consisted of an adjustable rate mortgage fund of $4.4 million yielding 5.01%, Federal Home Loan Bank stock of $1.0 million yielding 7.50%, Federal Reserve stock of $85 thousand yielding 6.00% and other securities of $50 thousand. The book value of other marketable securities with no stated maturity totaled $5.48 million, yielding 6.13%; and $5.44 million, yielding 5.89%; at December 31, 1997, and 1996 respectively.

III. Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 1994 through 1998:

                                                TABLE V
                                                 LOANS
-------------------------------------------------------------------------------
As of December 31,           1998      1997       1996       1995        1994
Dollars in thousands
-------------------------------------------------------------------------------
Commercial and other       $ 65,143   $ 45,059   $ 28,944   $ 20,636   $ 17,806
Real Estate Construction      5,418      3,836      5,213      4,093      1,991
Real Estate Mortgage        105,285    104,141    104,230    109,469    105,703
Tax Exempt                    1,401      2,093      2,464      3,003      4,754
Installment Loans to
 Individuals                 58,618     66,615     57,733     52,154     43,487
                           ----------------------------------------------------
  Total                    $235,865   $221,744   $198,584   $189,355   $173,741
                           ====================================================


Based on Standard Industry Code, there are no categories of loans which exceed 10% of total loans other than the categories disclosed in the preceding table.

The   maturity  distribution  and  rate  sensitivity   of   certain
categories of the Bank's loan portfolio at December 31, 1998 is presented below:

                                               TABLE VI
                                   MATURITY SCHEDULE OF SELECTED LOANS
---------------------------------------------------------------------------------------
December 31, 1998                 One year       One through     Over five
Dollars in thousands              or less        five years        years        Total
---------------------------------------------------------------------------------------
Commercial and other              $19,680        $41,441         $4,022        $65,143
Real estate construction            5,010            408              0          5,418
                                  -------        -------         ------        -------
  Total                           $24,690        $41,849         $4,022         70,561

Loans maturing after
 one year with:
Fixed interest rate                              $37,115         $3,782        $40,897
Variable interest rate                            $4,734           $240         $4,974


The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 1994 through 1998.

                                     TABLE VII
                    NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-----------------------------------------------------------------------------
As of December 31,                      1998    1997    1996    1995    1994
Dollars in thousands
-----------------------------------------------------------------------------
Nonaccrual loans                        $253    $660  $1,550  $2,447  $2,955
Accruing loans past due
 90 days or more                         641     455   1,342     248     837

Restructured loans                      none    none    none    none    none

Interest income which would have been
 recorded under original loan terms       52     205     163     350     470

Interest income recorded during
 the period                              123     485     222     131     188


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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 1998 such problem loans, not included in Table VII, amounted to approximately $1.2 million. The potential problem loans included one relationships in excess of $500 thousand. The potential problem loans are generally secured by residential and commercial real estate with appraised values exceeding the principal balance of the loan.

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

The following table shows an analysis of the Allowance for Loan
Losses for the years 1994 through 1998.

                                                 TABLE VIII
                                 ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------
For the year ended December 31,              1998       1997      1996       1995       1994
Dollars in thousands
---------------------------------------------------------------------------------------------
Balance at beginning of period           $  2,671   $  2,330   $  2,251   $  2,647   $  2,692

Charge Offs:
Commercial, financial and agricultural        296         84         98      1,210        147
Real estate construction                        0          0          0          0          0
Real estate mortgage                           87         67          2        135        316
Installment Loans to individuals              564        717        825        375        148
                                         ----------------------------------------------------
 Total charge offs                            947        868        925      1,720        611

Recoveries:
Commercial, financial and agricultural        139        239         87        296        431
Real estate construction                        0          0          0          0          0
Real estate mortgage                           25          1         14         44         19
Installment Loans to individuals              317        369        303        159         91
                                         ----------------------------------------------------
 Total recoveries                             481        609        404        499        541

Net charge offs                               466        259        521      1,221         70

Additions charged to operations               650        600        600        825         25
                                         ----------------------------------------------------
Balance at end of period                 $  2,855   $  2,671   $  2,330   $  2,251   $  2,647

Selected loan loss statistics
Loans (net of unearned income):
 End of period                           $235,865   $221,744   $198,584   $189,355   $173,741
 Daily average                           $226,908   $210,934   $192,940   $180,638   $160,204

Net charge offs to average total loans      0.21%      0.12%      0.27%      0.68%      0.04%
Provision for loan losses to average
 total loans                                0.29%      0.28%      0.31%      0.46%      0.02%
Provision for loan losses to net
 charge offs                              139.48%    231.66%    115.16%     67.57%     35.71%
Allowance for loan losses to period
 end loans                                  1.21%      1.20%      1.17%      1.19%      1.51%
Earnings to loan loss coverage*            14.64      23.67      10.28       3.25      56.21

* Income before taxes plus provision for loan losses, divided by net charge-offs.


The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 1994 through 1998.

----------------------------------------------------------------------------------------------------------------------------
                                                                 TABLE IX
                                              ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------------------------------
As of December 31,

                            1998                   1997                  1996                1995            1994
                         Percent                Percent                Percent             Percent          Percent
                         of loans               of loans               of loans            of loans         of loans
                         in Each                in Each                in Each             in Each          in Each
                         Category to            Category to            Category to      Category to         Category to
                  Amount Total Loans     Amount Total Loans     Amount Total Loans   Amount Total Loans   Amount Total Loans
----------------------------------------------------------------------------------------------------------------------------
Commercial and other  $  656   27.92%     $  575   21.26%        $  835   15.85%     $  843   12.57%     $1,417   12.98%
Real Estate
 Construction             17    2.30%         14    1.73%            23    2.62%         18    2.18%         20    1.15%
Real Estate Mortgage     203   44.64%        240   46.97%           322   52.49%        370   58.21%        739   60.84%
Consumer                 370   25.14%        412   30.04%           391   29.04%        247   27.04%        135   25.03%
Unallocated            1,609       0       1,430       0            759       0         773       0         381       0
                       ---------------    ---------------        ---------------     ---------------     ---------------
Total                 $2,855  100.00%     $2,671  100.00%        $2,330  100.00%     $2,251  100.00%     $2,647  100.00%

V. Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 1996, 1997, and 1998.

                                                           TABLE X
                                                           DEPOSITS
    --------------------------------------------------------------------------------------
    For the year ended December 31,      1998              1997              1996

                                      Average  Average  Average   Average Average   Average
    Dollars in thousands              Balance   Rate    Balance   Rate    Balance   Rate
    --------------------------------------------------------------------------------------
    Interest bearing transaction
     accounts                        $ 15,929    2.17% $ 24,376    2.20% $ 50,041    2.42%
    Money market deposit accounts      71,199    3.27%   49,302    3.10%   21,212    3.72%
    Savings accounts                   26,211    2.74%   25,822    2.74%   26,354    2.74%
    Certificate of deposit, $100,000   26,084    5.60%   19,122    5.94%   17,026    5.52%
    Other certificate of deposit      121,676    5.54%  108,665    5.35%  103,029    5.48%
                                     ----------------- ----------------- -----------------
    Total interest bearing deposits   261,099    4.44%  227,287    4.28%  217,662    4.27%
    Non-interest bearing demand
     deposits                          56,001            49,432            46,198
                                     ----------------- ----------------- -----------------
    Total deposits                   $317,100          $276,719          $263,860


     The following table shows certificates of deposit in amounts of $100,000 or more as of December 31, 1998, 1997, and 1996 by time remaining until maturity.

                     TABLE XI
       CERTIFICATE OF DEPOSIT $100,000 & MORE

---------------------------------------------------------
Dollars in thousands      1998         1997         1996
Maturing in
---------------------------------------------------------
3 months or less       $ 3,592      $ 5,449      $ 3,089
3 through 6 months       6,353        3,087        3,550
6 through 12 months      7,345        5,843        3,774
over 12 months          10,915        9,467        7,013
                       -------      -------      -------
                       $28,205      $23,846      $17,426


VI. Return on Equity and Assets

The return on average shareholders' equity and assets, the dividend pay out ratio, and the average equity to average assets ratio for the past three years are presented below.

                                    1998   1997   1996

Return on average assets            1.22%  1.23%  1.10%

Return on average equity           12.03% 11.88% 10.99%

Dividend payout ratio              26.62% 25.68% 25.88%

Average equity to average assets   10.15% 10.36% 10.01%


VII. Short Term Borrowings

The Bank periodically borrowed funds through federal funds from its correspondent banks, through the use of a demand note to the United States Treasury (Treasury Tax and Loan Deposits), and through securities sold under agreements to repurchase. The borrowings matured daily and were based on daily cash flow requirements. The borrowed amounts (in thousands) and their corresponding rates during 1998, 1997, and 1996 are presented in the following table.

                                  TABLE XII
                             SHORT TERM BORROWINGS
----------------------------------------------------------------------------------
                                      1998              1997             1996
Dollars in thousands            Balance   Rate    Balance   Rate    Balance   Rate
----------------------------------------------------------------------------------
Balance at December 31,
Federal funds purchased         $     0           $     0           $ 2,000   6.28%
Securities sold under
 agreement to repurchase         19,128   4.25%    20,165   4.81%    15,135   4.58%
U. S. treasury demand notes
 and other borrowed money           348   4.89%     4,025   5.27%     2,301   5.03%
                                -------           -------           -------
Total                           $19,476           $24,190           $19,436

Average daily
 balance outstanding:

Federal funds purchased         $    13   5.86%   $   271   5.54%   $   575   5.23%
Securities sold under
 agreement to repurchase         21,700   4.66%    17,496   4.84%    14,413   4.76%
U. S. treasury demand notes
 and other borrowed money         1,776   5.35%     1,857   5.33%     1,599   5.23%
                                -------           -------           -------
Total                           $23,489   4.72%   $19,624   4.89%   $16,587   4.85%

The maximum amount outstanding
 at any month end:
Federal funds purchased         $     0           $     0           $ 2,700
Securities sold under
 agreement to repurchase        $26,094           $23,121           $16,046
U. S. treasury demand notes
 and other borrowed money       $ 4,024           $ 4,033           $ 4,052


Item  2. Description of Property
The Bank owns the Main Office, three office buildings4, and seven branches5. All of the above properties are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining three branches are 6leased from unrelated parties under leases with renewal options which expire anywhere from 10-15 years. The Company is building a branch in Norge VA and expects to be open in the third quarter of 1999.

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

Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.


                                Part II


Item  5. Market for Common Equity And Related Stockholder Matters

Beginning in 1998 the common stock of Old Point Financial Corporation was quoted on the OTC Bulletin Board under the symbol "OPOF". The approximate number of shareholders of record as of December 31, 1998 was 1,480. The range of high and low prices and dividends per share of the Company's common stock for each quarter during 1998 and 1997 is presented in Part I. Item 7. of this Annual Report on Form 10-K. Additional information related to stockholder matters can be found in
Note 15. Regulatory Matters of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.

Item  6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

                                                                    TABLE XIII
                                                            SELECTED FINANCIAL HIGHLIGHTS
---------------------------------------------------------------------------------------------------
Years Ended December 31,                              1998     1997      1996      1995      1994
---------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands except per share data)
RESULTS OF OPERATIONS
Interest income..........................         $ 27,805  $ 25,242  $ 23,377  $ 21,534  $ 19,234
Interest expense.........................           12,700    10,681    10,093     9,531     7,625
                                                  --------------------------------------------------
Net interest income......................           15,105    14,561    13,284    12,003    11,609
Provision for loan loss..................              650       600       600       825        25
                                                  --------------------------------------------------
Net interest income after provision
 for loss................................           14,455    13,961    12,684    11,178    11,584
Gains (losses) on sales of
 investment securities...................                0        (1)        2         9       407
Noninterest income.......................            4,911     4,275     4,134     3,836     3,755
Noninterest expenses.....................           13,193    12,704    12,066    11,884    11,837
                                                  ---------------------------------------------------
Income before taxes......................            6,173     5,531     4,754     3,139     3,909
Income taxes ............................            1,537     1,441     1,309       797     1,136
                                                  ----------------------------------------------------
Net income...............................         $  4,636  $  4,090  $  3,445  $  2,342  $  2,773

FINANCIAL CONDITION

Total assets.............................         $404,118  $348,671  $316,345  $304,266  $277,680
Total deposits...........................          343,413   287,100   263,519   256,535   235,599
Total loans..............................          235,865   221,744   198,584   189,355   174,881
Stockholders' equity.....................           40,013    36,332    32,400    30,328    26,222
Average assets...........................          380,756   332,155   313,012   291,174   278,398
Average equity...........................           38,526    34,418    31,333    29,022    26,694

PERTINENT RATIOS

Return on average assets.................             1.22%     1.23%     1.10%     0.80%     1.00%
Return on average equity.................            12.03%    11.88%    10.99%     8.07%    10.39%
Dividends paid as a percent of net income            26.62%    25.68%    25.88%    33.17%    25.03%
Average equity as a percent of
 average asssets.........................            10.12%    10.36%    10.01%     9.97%     9.59%

PER SHARE DATA

Basic EPS................................            $1.80     $1.60     $1.35     $0.92     $1.10
Cash dividends declared..................             0.48      0.41      0.35     0.305     0.275
Book value...............................            15.54     14.16     12.72     11.91     10.37

GROWTH RATES

Year end assets..........................            15.90%    10.22%     3.97%     9.57%     3.33%
Year end deposits........................            19.61%     8.95%     2.72%     8.89%     1.77%
Year end loans...........................             6.37%    11.66%     4.87%     8.28%     8.08%
Year end equity..........................            10.13%    12.14%     6.83%    15.66%     8.39%
Average assets...........................            14.63%     6.12%     7.50%     4.59%     3.53%
Average equity...........................            11.94%     9.85%     7.96%     8.72%    11.90%
Net income...............................            13.35%    18.72%    47.10%   -15.54%    59.55%
Cash dividends declared..................            17.07%    17.14%    14.75%    10.91%    37.50%
Book value...............................             9.74%    11.30%     6.83%    14.78%     6.54%


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

EARNINGS SUMMARY
  Net income was $4.64 million, or $1.80 per share in 1998 compared to $4.09 million, or $1.60 per share in 1997 and $3.45 million, or $1.35 per share in 1996. Return on average assets was 1.22% in 1998, 1.23% in 1997 and 1.10% in 1996. Return on average equity was 12.03% in 1998, 11.88% in 1997 and 10.99% in 1996. For the past five years return on average assets has averaged 1.07% and return on average equity has averaged 10.67%. Selected Financial Highlights summarizes the Company's performance for the past five years.

NET INTEREST INCOME
      The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $16.08 million in 1998, up $766 thousand, or 5% from $15.30 million in 1997 which was up $1.49 million, or 11% from $13.82 million in 1996. Net interest income is affected by variations in interest rates and the volume and mix of earning assets and interest-bearing liabilities. The net interest yield decreased to 4.48% in 1998 from 4.91% in 1997 which was up from 4.75% in 1996.

      Tax equivalent interest income increased $2.79 million, or 11%, in 1998. Average earning assets grew $46.53 million, or 15%. Total average loans increased $15.97 million, or 8%, while average investment securities increased $25.24 million, or 26%. The yield on earning assets decreased in 1998 by thirty-one basis points primarily due to lower interest rates. The prime rate which is a major influence on rates, declined seventy-five basis points in 1998.

      Interest expense increased $2.02 million or 19%, in 1998. Interest bearing liabilities increased 15% in 1998. The cost of funding liabilities increased thirteen basis points due to an increase in money market accounts and certificates of deposits paying a higher interest rate. The bank offered these attractively priced products to gain market share in 1998.

PROVISION/ALLOWANCE FOR LOAN LOSSES
      Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The provision increased to $650 thousand in 1998 from $600 thousand in 1997 and 1996.

     Loans charged off during 1998 totaled $947 thousand compared to $868 thousand in 1997 and $925 thousand in 1996, while recoveries amounted to $481 thousand in 1998, $609 thousand in 1997 and $404 thousand in 1996. During 1996 a large portion of the loans charged off were in the indirect dealer installment portfolio. These higher charge offs were due in large part to an increase in personal bankruptcies. As a result of these losses the underwriting standards were raised for indirect dealer loans. The composition of installment loans has shifted from 60% in dealer loans in 1996 to 51% in 1997 to 46% in 1998. Indirect dealer loans charged off net of recoveries were reduced by $186 thousand, or 44%, in 1997 from 1996, and $132 thousand, or 55%, in 1998 from 1997. In addition, there was a commercial loan charged off due to bankruptcy as well as deficiencies on foreclosed real estate recorded during 1998.

   The Company's net loans charged off to year-end loans were 0.20% in 1998, 0.12% in 1997, and 0.26% in 1996. The allowance for loan losses, as a percentage of year-end loans, was 1.21% in 1998, 1.20% in 1997, and 1.17% in 1996.

   As of December 31, 1998, nonperforming assets were $737 thousand, down from $1.43 million at year-end 1997 which was down from $1.90 million at year-end 1996. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 1998 total consisted of other real estate of $484 thousand and $253 thousand in nonaccrual loans. The other real estate consisted of $354 thousand in a commercial property originally acquired as a potential branch site and now held for sale and $130 thousand in foreclosed real estate. Nonaccrual loans consisted of $101 thousand in commercial loans and $152 thousand in mortgage loans. The Company has aggressively dealt with these credits and specific action plans have been developed for each of these classified loans to address any deficiencies. Loans still accruing interest but past due 90 days or more increased to $641 thousand as of December 31, 1998 compared to $455 thousand as of December 31, 1997, which decreased from $1.34 million as of December 31, 1996.

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

OTHER INCOME
   Other income increased $637 thousand, or 15% in 1998 from 1997 compared to an increase of $138 thousand, or 3% in 1997 from 1996. The 1998 increase was due to higher Trust Services fees and service charges on deposit accounts. The bank experienced excellent growth in transaction deposit accounts in 1998. The 1997 increase was due primarily to Trust Services fees and other service charge income.

OTHER EXPENSES
  Other expenses increased $489 thousand or 4% in 1998 over 1997 after increasing 5% in 1997 from 1996. Due to a one-time insurance rebate in 1998 salaries and employee benefits increased by only $127 thousand or 2% in 1998. Occupancy expense increased $94 thousand, or 11% in 1998 primarily due to costs associated with the opening of a new office building in Newport News VA which is home to Trust and Financial Services and a Commercial Loan office. Equipment expense increased $75 thousand or 7% due to higher depreciation expense on new computer systems and related service contracts and equipment repairs. Other operating expenses increased $193 thousand or 6%. Expenses contributing to the increase were marketing and customer development costs which helped provide for the loan and deposit growth. Due to the extensive loan growth, loan expenses associated with originating those loans increased sharply in 1998.

ASSETS
   At December 31, 1998, the Company had total assets of $404.1 million, up 16% from $348.7 million at December 31, 1997. Average assets in 1998 were $380.8 million compared to $332.2 million in 1997. The growth in assets in 1998 was due to the increase in deposits which were up 20% in 1998. These deposits funded an increase of 42% in investment securities.

The Company has purchased a branch site in Norge, VA. The Company is building a new branch of approximately 2,500 square feet. The branch will provide full service banking including consumer and business services.

LOANS
   Total loans as of December 31, 1998 were $235.9 million, up 6% from $221.7 million at December 31, 1997. Commercial loans as well as real estate construction loans accounted for the growth in the loan portfolio growing 45% and 41%, respectively. Installment loans to individuals decreased from 1997 due primarily to a reduction in the indirect dealer loan portfolio. Footnote 3 of the financial statements details the loan volume by category for the past two years.

INVESTMENT SECURITIES
   At December 31, 1998 total investment securities were $137.5 million, up 42% from $96.5 million on December 31, 1997. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

DEPOSITS
   At December 31, 1998, total deposits amounted to $343.4 million, up 20% from $287.1 million on December 31, 1997. Non-interest bearing deposits increased $13.0 million, or 25%, in 1998 over 1997. Savings deposits increased $21.7 million, or 22%, in 1998 over 1997. Certificates of Deposit increased $21.6 million or 16% in 1998 over 1997.

STOCKHOLDERS' EQUITY
   Total stockholders' equity as of December 31, 1998 was $40.0 million, up 10% from $36.3 million on December 31, 1997. The Company is required to maintain minimum amounts of capital under banking regulations. Under the regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for 1998, 1997 and 1996.

              1998             1998    1997    1996
              Regulatory
              Requirements

Tier 1            4.00%       14.89%  15.06%  15.63%
Total Capital     8.00%       15.98%  16.19%  16.76%
Tier 1 Leverage   3.00%       10.26%  10.32%  10.21%


      Year-end book value was $15.54 in 1998 and $14.16 in 1997. Cash dividends were $1.2 million, or $.48 per share in 1998 and $1.0 million, or $.41 per share in 1997. The common stock of the Company has not been extensively traded. The table below shows the high and low prices for each quarter of 1998 and 1997. During 1997 the stock was not listed on an exchange and was not quoted by NASDQ. Bid and ask prices were not available and the trading of stock was limited. The 1997 prices were based on a limited number of transactions known to Management in 1997. Beginning in 1998 the stock was quoted on the OTC Bulletin Board under the symbol "OPOF" and the prices below are based on trades through the OTC Bulletin Board. There were 1480 stockholders of the Company as of December 31, 1998. This stockholder count does not include stockholders who hold their stock in a nominee registration. The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 1998 and 1997.

                             1998                     1997
                          Market Value              Market Value


                  Dividend  High     Low       Dividend  High     Low
   1st Quarter     $0.11    $39.00   $25.50     $0.10    $20.75   $20.75

   2nd Quarter     $0.11    $44.00   $37.00     $0.10    $21.00   $20.75

   3rd Quarter     $0.13    $43.00   $38.00     $0.10    $21.25   $20.75

   4th Quarter     $0.13    $40.50   $30.00     $0.11    $25.00   $21.00


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


Year 2000

      The "Year 2000" problem relates to the fact that many computer programs use two digits to define a year and assume that the century is 1900. Therefore, these programs will not recognize the turn of the century. The Company has a five-step plan to identify, correct, upgrade and test all of its hardware and software. The five phases of the plan are awareness, assessment, renovation, validation, and implementation. This plan conforms to the standard established by the Federal Financial Institutions Examination Council (FFIEC). The Company is on schedule to meet the regulatory deadlines established by the FFIEC. A Year 2000 project team has been assembled which meets on a monthly basis to monitor progress and address any new issues that might arise. The Company has identified and cataloged all of its hardware and software. Software and hardware that is not Year 2000 compliant has been identified and is being upgraded and/or replaced. Additionally, the Company's major vendors and customers are being contacted to determine their Year 2000 efforts. These vendors and customers have indicated that they are Year 2000 compliant or are on schedule to become compliant.

The Company is dependent on public utility companies to supply electricity, gas, water, sewage, and telecommunications. These utility companies have provided Old Point with some information regarding their status in becoming Year 2000 compliant. The Year 2000 project team continues to monitor their progress. The Company has reviewed its non-information technology hardware and has determined that there are no material systems that have imbedded microchips which would be affected by the Year 2000 date problem.

The worst case scenario for Year 2000 would be a systemic failure of electric power and communications between our branch offices, main office, and third party providers of services such as ATM's and electronic transactions. Old Point is developing a plan to provide a process that will enable the Company to stabilize operations at minimum acceptable levels. This business resumption contingency plan entails the manual processing of transactions that impact customer accounts. The Company has installed a diesel generator at the Main Office location to provide electricity in the event of a power failure. A minimal level of service to our customers can be maintained at the Main Office until the power is restored.

The Company purchased its core application software which processes loans, deposits and general ledger from Fiserv. Fiserv performed extensive testing of its software and has stated that it is Year 2000 compliant under their test conditions. The Company has successfully tested the core applications for Year 2000 compliance. In addition, other software that interfaces with the core application is also being tested. This testing is expected to be complete by the first quarter of 1999. The Company continues to upgrade other hardware and software as needed. The Company plans to complete the five phases of its Year 2000 plan for existing hardware and software by June 30, 1999. Any hardware or software purchased subsequently will also be tested for Year 2000 compliance.

The Office of the Comptroller of the Currency (OCC) is responsible for examining the Bank for compliance to the regulatory standard. In addition, the internal audit department has completed an audit verifying and validating the processes the Company uses to test the applications.

Operating and capital budgets incorporate projected expenditures necessary to ensure that all systems are Year 2000 compliant. Through December 31, 1998 the Company has spent approximately $550 thousand in capital expenditures to upgrade its computer hardware and software to be Year 2000 compliant. In addition, the Company has spent approximately $125 thousand in operating expenses to test its software applications and hardware for Year 2000 compliance. An additional $250 thousand in capital expenditures is budgeted for the remainder of 1999 for Year 2000 hardware and software upgrades as well as another $75 thousand for operating expenses to complete the testing for Year 2000 compliance. At this time management does not believe that Year 2000 related expenditures will have an adverse material effect on the Company.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the company are presented below followed by the financial statements of the parent.

The following are the summarized financial statements of the Company.

Independent Auditors' Report
To the Board of Directors
Old Point Financial Corporation
Hampton, Virginia


We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Old Point Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/Eggleston Smith P.C.


Eggleston Smith P.C.

January 15, 1999
Newport News, Virginia

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------
December 31,                                                    1998               1997
-----------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
ASSETS
Cash and due from banks                                       $ 10,311           $ 12,208
Investments:
  Securities available-for-sale, at market                      82,568             67,546
  Securities to be held-to-maturity
   (Market value $55,424 in 1998 and $29,096 in 1997)           54,919             28,980
Federal funds sold                                               6,578              6,977
Loans, total                                                   235,865            221,744
Less - allowance for loan losses                                 2,855              2,671
                                                              --------           --------
  Net loans                                                    233,010            219,073
Premises and equipment                                          12,052              9,742
Other real estate owned                                            484                774
Other assets                                                     4,196              3,371
                                                              --------           --------
   Total assets                                               $404,118           $348,671
                                                              ========           ========

LIABILITIES
Non interest-bearing deposits                                 $ 65,336           $ 52,360
Savings deposits                                               121,682             99,991
Certificates of deposit                                        156,395            134,749
                                                              --------           --------
   Total deposits                                              343,413            287,100
Federal funds purchased and securities sold  under
  repurchase agreements                                         19,128             20,165
Interest bearing demand notes issued to the United
  States Treasury and other liabilities for borrowed money         348              4,025
Other liabilities                                                1,216              1,049
                                                              --------           --------
   Total Liabilities                                           364,105            312,339

STOCKHOLDERS' EQUITY
Common stock, $5 par value, 6,000,000 shares authorized
Issued 2,575,444 in 1998 and 2,566,172 in 1997                  12,877             12,831
Capital surplus                                                 10,020              9,693
Retained earnings                                               16,285             13,098
Accumulated other comprehensive income                             831                710
                                                              --------           --------
   Total stockholders' equity                                   40,013             36,332
                                                              --------           --------
   Total liabilities and stockholders' equity                 $404,118           $348,671
                                                              ========           ========
See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1998           1997           1996
-----------------------------------------------------------------------------------------------------
                                                      (Dollars in Thousands except per share amounts)
INTEREST INCOME
Interest and fees on loans                                   $  20,190      $  19,203      $  17,580
Interest on investment securities
  Taxable                                                        5,284          4,473          4,736
  Exempt from income tax                                         1,759          1,290            853
                                                             ---------      ---------      ---------
                                                                 7,043          5,763          5,589
Interest on trading account securities                               0              0              0
Interest on federal funds sold                                     572            276            208
                                                             ---------      ---------      ---------
    Total interest income                                       27,805         25,242         23,377

INTEREST EXPENSE
Interest on savings deposits                                     3,390          2,773          2,721
Interest on certificates of deposit                              8,201          6,948          6,582
Interest on federal funds purchased and securities
 sold under repurchase agreements                                1,013            861            706
Interest on demand notes issued to the United
 States Treasury and other liabilities for
 borrowed money                                                    96             99             84
                                                             ---------      ---------      ---------
   Total interest expense                                       12,700         10,681         10,093
                                                             ---------      ---------      ---------
Net interest income                                             15,105         14,561         13,284
Provision for loan losses                                          650            600            600
                                                             ---------      ---------      ---------
    Net interest income after provision for loan losses         14,455         13,961         12,684

OTHER INCOME
Income from fiduciary activities                                 1,930          1,750          1,667
Service charges on deposit accounts                              1,986          1,723          1,887
Other service charges, commissions and fees                        642            573            360
Security gains (losses), net                                         0             (1)             2
Income from trading account                                          0              0              0
Other operating income                                             353            229            220
                                                             ---------      ---------      ---------
   Total other income                                            4,911          4,274          4,136

OTHER EXPENSE
Salaries and employee benefits                                   7,797          7,670          7,406
Occupancy expense                                                  940            846            768
Equipment expense                                                1,169          1,094          1,029
Other operating expense                                          3,287          3,094          2,863
                                                             ---------      ---------      ---------
   Total other expenses                                         13,193         12,704         12,066
                                                             ---------      ---------      ---------
Income before income taxes                                       6,173          5,531          4,754
Income taxes                                                     1,537          1,441          1,309
                                                             ---------      ---------      ---------
Net income                                                   $   4,636      $   4,090      $   3,445
                                                             =========      =========      =========
Basic Earnings per Share
Average shares outstanding (in thousands)                        2,571          2,561          2,547
Net income per share of common stock                             $1.80          $1.60          $1.35

Diluted Earnings per Share
Average shares outstanding (in thousands)                        2,595          2,575          2,563
Net income per share of common stock                             $1.79          $1.59          $1.34

    See Notes to Consolidated Financial Statements


    Consolidated Statements of Cash Flows
    -----------------------------------------------------------------------------------------------------
    Years Ended December 31,                                            1998          1997          1996
    -----------------------------------------------------------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.................................................    $   4,636     $   4,090     $   3,445
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization............................          990           941           883
      Provision for loan losses................................          650           600           600
      (Gains) losses on sale of investment securities, net.....            0             1            (2)
      Net amortization & accretion of securities...............          169           368           679
      Net (increase) decrease in trading account...............            0             0             0
      Loss on sale of equipment................................            0             0           110
     (Increase) decrease in other real estate owned............         (297)         (613)          152
      (Increase) decrease in other assets
        (net of tax effect of FASB 115 adjustment).............         (887)           16           357
      Increase (decrease) in other liabilities.................          167            59          (117)
                                                                   ---------     ---------     ---------
        Net cash provided by operating activities..............        5,428         5,462         6,107

    CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of investment securities ......................      (77,059)      (31,001)      (30,015)
      Proceeds from maturities & calls of securities ..........       36,111        23,949        24,171
      Proceeds from sales of available - for - sale securities             0         6,218         2,003
      Proceeds from sales of held - to - maturity securities               0             0             0
      Loans made to customers..................................     (147,183)     (123,513)     (105,807)
      Principal payments received on loans.....................      132,596       100,094        96,057
      Purchases of premises and equipment......................       (3,303)       (1,304)       (2,113)
      Proceeds from sales of premises and equipment............            4            23            20
      Proceeds from sales of other real estate owned...........          587           193           448
      (Increase) decrease in federal funds sold................          399        (6,416)          (48)
                                                                   ---------     ---------     ---------
        Net cash provided by (used in) investing activities....      (57,848)      (31,757)      (15,284)

    CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in non-interest bearing deposits.....       12,976         4,826         4,632
      Increase (decrease) in savings deposits..................       21,691         3,794           391
      Proceeds from the sale of certificates of deposit........       57,762        59,771        43,478
      Payments for maturing certificates of deposit............      (36,116)      (44,810)      (41,517)
      Increase (decrease) in federal funds purchased &
       repurchase agreements...................................       (1,037)        3,030         1,399
      Increase (decrease) in interest bearing
       demand notes and other borrowed money...................       (3,677)        1,724         1,741
      Proceeds from issuance of common stock...................          158           230             0
      Dividends paid...........................................       (1,234)       (1,050)         (891)
                                                                   ---------     ---------     ---------
        Net cash provided by financing activities..............       50,523        27,515         9,233

        Net increase (decrease) in cash and due from banks.....       (1,897)        1,220            56
        Cash and due from banks at beginning of period.........       12,208        10,988        10,932
                                                                   ---------     ---------     ---------
        Cash and due from banks at end of period...............    $  10,311     $  12,208     $  10,988


    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
        Interest...............................................    $  12,533     $  10,587     $  10,126
        Income taxes...........................................        1,600         1,475         1,275

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING TRANSACTIONS
      Unrealized gain (loss) on investment
        securities, net of tax.................................    $     121     $     662     ($482)

    See Notes to Consolidated Financial Statements.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    ----------------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                 Common                              Other       Total
                                                 Stock       Capital    Retained  Comprehensive  Stockholders'
                                                (Par Value)  Surplus    Earnings  Income(Loss)   Equity
    ----------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
    YEAR ENDED DECEMBER 31, 1996

    Balance, beginning of year                  $ 6,368     $ 9,345     $14,085    $   530     $30,328
    Comprehensive income
      Net income                                      0           0       3,445          0       3,445
      (Decrease) Increase in unrealized gain
       on investment securities                       0           0           0       (482)       (482)
                                                -------     -------     -------    -------     -------
    Total Comprehensive income                        0           0       3,445       (482)      2,963
    Sale of stock                                     0           0           0          0           0
    Cash dividends paid                               0           0        (891)         0        (891)
                                                -------     -------     -------    -------     -------
    Balance, end of year                        $ 6,368     $ 9,345     $16,639    $    48     $32,400
                                                =======     =======     =======    =======     =======

    YEAR ENDED DECEMBER 31, 1997

    Balance, beginning of year                  $ 6,368     $ 9,345     $16,639    $    48     $32,400
    Comprehensive income
      Net income                                      0           0       4,090          0       4,090
      (Decrease) Increase in unrealized gain
      on investment securities                        0           0           0        662         662
                                                -------     -------     -------    -------     -------
    Total Comprehensive income                        0           0       4,090        662       4,752
    Sale of stock                                    48         348        (166)         0         230
    Stock dividend declared on common stock       6,415           0      (6,415)         0           0
    Cash dividends paid                               0           0      (1,050)         0      (1,050)
                                                -------     -------     -------    -------     -------
    Balance, end of year                        $12,831     $ 9,693     $13,098    $   710     $36,332
                                                =======     =======     =======    =======     =======

    YEAR ENDED DECEMBER 31, 1998

    Balance, beginning of year                  $12,831     $ 9,693     $13,098    $   710     $36,332
    Comprehensive income
      Net income                                      0           0       4,636          0       4,636
      (Decrease) Increase in unrealized gain
      on investment securities                        0           0           0        121         121
                                                -------    -------     -------    -------     -------
    Total Comprehensive income                        0           0       4,636        121       4,757
    Sale of stock                                    46         327        (215)         0         158
    Cash dividends paid                               0           0      (1,234)         0      (1,234)
                                                --------    -------     -------    -------     -------
    Balance, end of year                        $12,877     $10,020     $16,285    $   831     $40,013
                                                ========    =======     =======    =======     =======


    See Notes to Consolidated Financial Statements

    NOTE 2, Investment Securities

    At December 31, 1998, the investment securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts, and investment securities available-for-sale are carried at market value.

    The amortized cost and fair value of investment securities held-to-maturity at December 31, 1998 and 1997, were:
    --------------------------------------------------------------------------

                                  Amortized   Unrealized   Unrealized   Market
                                     Cost       Gains       Losses       Value
                                   (Dollars in Thousands)

   Obligations of other United
    States Government Agencies
    as of December 31, 1998       $54,919       $505         $0        $55,424
                                  =======       ====        ====       =======
   Obligations of other United
    States Government Agencies
    as of December 31, 1997       $28,980       $128        ($12)      $29,096
                                  =======       ====         ====      =======

   The amortized cost and fair values of investment securities available-for-sale at December 31, 1998 were:
    --------------------------------------------------------------------------

                                     Amortized  Unrealized  Unrealized  Market
                                      Cost      Gains       Losses      Value
                                                         (Dollars in Thousands)
United States Treasury securities    $ 7,526    $  30       $   0       $ 7,556

Obligations of other United States
 Government agencies                  19,611      261         (24)       19,848

Obligations of state and political
 subdivisions                         48,596     1,395       (235)       49,756

Adjustable Rate Mortgage Fund          4,400        0        (161)        4,239

Federal Home Loan Bank Stock           1,042         0          0         1,042

Federal Reserve Bank stock                85         0          0            85

Other marketable equity securities        50         0         (8)           42
                                     -------    ------      ------      -------
Total                                $81,310    $1,686      ($428)      $82,568
                                     =======    ======      ======      =======

  The amortized cost and fair values of investment securities available-for-sale at December 31, 1997 were:
  -----------------------------------------------------------------------------

                                     Amortized  Unrealized  Unrealized  Market
                                     Cost       Gains       Losses      Value
                                                      (Dollars in Thousands)

United States Treasury Securities    $22,189    $   93      ($63)       $22,219

Obligations of other United States
 Government agencies                  10,957       121       (28)        11,050

Obligations of State and Political
 subdivisions                         27,844     1,052         0         28,896

Adjustable Rate Mortgage Fund          4,400         0       (99)         4,301

Federal Home Loan Bank Stock             945         0         0            945

Federal Reserve Bank stock                85         0         0             85

Other marketable equity Securities        50         0         0             50
                                     -------    ------     -----        -------
  Total                              $66,470    $1,266     ($190)       $67,546
                                     =======    ======     =====        =======

Investment securities carried at $37.8 million and $36.4 million at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

The amortized cost and approximate market values of investment securities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              December 31, 1998

                                                           Available-For-Sale          Held-To-Maturity
                                                           ------------------          ----------------

                                                          Amortized     Market         Amortized     Market
                                                          Cost          Value          Cost          Value
                                                                         (Dollars in Thousands)
           Due in one year or less                        $ 7,526       $ 7,556        $     0       $     0
           Due after one year through five years           16,287        16,530         36,483        36,813
           Due after five years through ten years          24,002        24,804         18,436        18,611
           Due after ten years                             27,917        28,270              0             0
                                                          -------       -------        -------       -------
             Total debt securities                         75,732        77,160         54,919        55,424
           Other securities without stated maturities       5,578         5,408              0             0
                                                          -------       -------        -------       -------

           Total investment securities                    $81,310       $82,568        $54,919       $55,424
                                                          =======       =======        =======       =======

           The proceeds from the sale and maturities of investment securities, and the related realized gains and losses are shown below:

                                                1998     1997    1996
                                               -----     ----    -----
                                                (Dollars in Thousands)
           Proceeds from sales and
            maturities of investments        $36,111   $30,167   $26,174
                                             =======   =======   =======

           Realized gains                    $     0   $     3   $     2
           Realized losses                         0         4         0
                                             -------   -------   -------
             Net gains (losses)              $     0   $    (1)  $     2
                                             =======   =======   =======

    NOTE 3, Loans

    At December 31, loans before allowance for loan losses consisted of:

                                                      1998       1997
                                                      ----       ----
                                                  (Dollars in Thousands)

            Commercial and other                   $ 65,143     $ 45,059
            Real estate - construction                5,418        3,836
            Real estate - mortgage                  105,285      104,141
            Installment loans to individuals         58,618       66,615
            Tax exempt loans                          1,401        2,093
                                                   --------     --------
               Total                               $235,865     $221,744
                                                   ========     ========

    Information concerning loans which are contractually past due or in non-accrual status is as follows:

                                                      1998       1997
                                                      ----       ----
                                                  (Dollars in Thousands)
            Contractually past due loans -
             past due 90 days or more and
             still accruing interest                   $641         $455
                                                       ====         ====
            Loans which are in
             non-accrual status                        $253         $660
                                                       ====         ====

    The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggrgate direct and indirect loans of these persons totaled $1.8 million and $1.9 million at December 31, 1998 and 1997, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders' equity at December 31, 1998.

    The bank does not account for any of its loans under the provisions of Statement of Financial Accounting Standards No. 114 or 118 related to impaired loans.

    NOTE 4, Allowance for Loan Losses

    Changes in the allowance for loan losses are as follows:

                                                 1998     1997    1996
                                                 ----     ----    ----
                                                   (Dollars in Thousands)

            Balance, beginning of year           $2,671   $2,330  $2,251
            Recoveries                              481      609     404
            Provision for loan losses               650      600     600
            Loans charged off                      (947)    (868)   (925)
                                                 ------   ------  ------
             Balance, end of year                $2,855   $2,671  $2,330
                                                 ======   ======  ======

    NOTE 5, Premises and Equipment

    At December 31, premises and equipment consisted of:

                                                    1998      1997
                                                    ----      ----
                                                (Dollars in Thousands)

         Land                                      $ 2,458   $ 2,133
         Buildings                                   9,879     7,806
         Leasehold improvements                        882       855
         Furniture, fixtures and equipment           9,925     9,051
                                                   -------   -------
           Total cost                               23,144    19,845
         Less accumulated
          depreciation and amortization             11,092    10,103
                                                   -------   -------
           Net book value                          $12,052   $ 9,742
                                                   =======   =======

    NOTE 6, Other Real Estate Owned

    Other real estate consisted of the following at December 31:

                                                     1998      1997
                                                     ----      ----
                                                 (Dollars in Thousands)

         Foreclosed real estate                      $130      $420
         Property held for sale                       354       354
                                                     ----      ----
           Total                                     $484      $774
                                                     ====      ====
    NOTE 7, Indebtedness

    The Bank's short-term borrowings include federal funds purchased, securities sold under repurchase agreements (including $1.4 million to directors in 1998 and $4.0 million in 1997) and United States Treasury Demand Notes. The federal funds purchased and securities sold under repurchase agreements are held under various maturities and interest rates. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.


    NOTE 8, Stock Option Plan
    The Company has stock option plans which reserve 143,634 shares of common stock for grants to key employees. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and an option's maximum term is ten years. A summary of the exercisable incentive stock options is presented below:

                                                Outstanding  Granted  Exercised  Expired  Outstanding
                                                Beginning     During    During    During     At End
                                                 of Year     the Year  the Year  the Year   of Year
                                                ------------------------------------------------------
         1996
         Shares                                    64,474    28,772      (500)     (400)     92,346
         Weighted average exercisable price        $16.41    $18.75    $18.13    $18.13      $17.13

         1997
         Shares                                    92,346    25,754   (22,280)  (11,286)     84,534
         Weighted average exercisable price        $17.13    $20.75    $13.12    $18.60      $19.09

         1998
         Shares                                    84,534    64,500    (5,400)        0     143,634
         Weighted average exercisable price        $19.09    $41.86    $18.54    $    0      $29.33

    At December 31, 1998, exercise prices on outstanding options ranged from $18.13 to $41.86 per share and the weighted average remaining contractual life was 8 years.

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

                                             1998         1997         1996
                                             ----         -----        ----
     Pro-forma net income (in thousands)    $4,565       $4,041       $3,401
                                            ------       ------       ------

    Pro-forma earnings per share            $1.76        $1.57        $1.33
                                            -----        -----        -----


    Pro-forma amounts were computed using a 6% risk free interest rate over a 10 year term using an annual dividend rate of between 1.33% and 1.74% and a .01% volatility rate.

    The pro-forma effect of the potential exercise of stock options on basic earnings per share would be to increase the number of weighted average number of outstanding shares by approximately 24,000 in 1998, 14,000 in 1997, and 16,000 in 1996.

    The Company also has an Employee Stock Purchase Plan which reserves 66,260 shares of common stock for eligible employees. The purchase price is 95% of the lesser of (1) the common stock's fair market value at July 1 or (2) the common stock's fair market value at the following June 30.
    During 1998, 4,780 shares of common stock were purchased by employees.


    NOTE 9, Income Taxes

    The components of income tax expense are as follows:

                                      1998     1997     1996
                                      ----     -----    -----
                                       (Dollars in Thousands)

      Currently payable              $1,564   $1,458    $1,214
      Deferred                          (27)     (17)       95
                                     ------   ------    ------
      Reported tax expense           $1,537   $1,441    $1,309
                                     ------   ------    ------


    The items that caused timing differences affecting deferred income taxes are as follows:

                                      1998     1997     1996
                                      ----     ----     ----
                                      (Dollars in Thousands)

      Provision for loan losses      $ (156)  $ (186)   $   (8)
      Pension plan expenses              46       17        32
      Deferred loan fees, net           (22)      24        21
      Security gains and losses           0       (4)       (7)
      Interest on certain
       non-accrual loans                 68       95         8
      Depreciation                       31       37        46
      Other                               6        0         3
                                     ------    -----    ------
       Total                         $ (27)   $ (17)    $   95
                                     =====    =====     ======

    A reconciliation of the "expected" Federal income tax expense on income before income taxes with the reported income tax expense follows:

                                      1998     1997     1996
                                      ----     ----     ----
                                      (Dollars in Thousands)

       Expected tax expense (34%)    $2,099   $1,880    $1,616
       Interest expense on tax
        exempt assets                    82       57        38
       Tax exempt interest             (640)    (494)     (352)
       Disqualified incentive
        stock options                   (10)      (2)        0
       Other, net                         6        0         7
                                     ------   ------    ------
       Reported tax expense          $1,537   $1,441    $1,309
                                     ======   ======    ======

    The components of the net deferred tax asset included in other assets are as follows at December 31:

                                                      1998      1997
                                                  --------------------
                                                  (Dollars in Thousands)

        Components of Deferred Tax Liability:
         Depreciation                                 $ (179)   $ (147)
         Accretion of discounts on securities             (9)       (9)
         Net unrealized (gain) on
          available-for-sale securities                 (428)     (366)
         Deferred loan fees and costs                    (70)      (91)
         Pension                                         (38)        0
                                                      ------     -----
           Deferred tax liability                       (724)     (613)

        Components of Deferred Tax Asset:
         Allowance for loan losses                       709       552
         Net unrealized loss on
          available-for-sale securities                    0         0
         Interest on non-accrual loans                   147       216
         Deferred compensation                             5         8
         Pension                                           0         8
                                                      ------    ------
           Deferred tax asset, net                    $  137    $  171
                                                      ======    ======

    NOTE 10, Lease Commitments

    The Bank has noncancellable leases on premises and equipment expiring at various dates, including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

    The total approximate minimum rental commitment at December 31, 1998, under noncancellable leases is $922 thousand which is due as follows:

                                    Year (Dollars in Thousands)
                                   ------
                                    1999      $170
                                    2000       109
                                    2001       109
                                    2002       108
                                    2003        68
      Remaining term of leases                 358
                                             ------
                         Total                $922
                                             ======

    The aggregate rental expense of premises and equipment was $220 thousand, $208 thousand and $191 thousand for 1998, 1997, and 1996 respectively.

    NOTE 11, Pension Plan

    The following tables set forth the Pension Plan's changes in benefit obligation, plan assets, funded status, assumptions and the components of net periodic benefit cost recognized in the Bank's financial statements at December 31:

                                                        Pension Benefits
                                                      1998          1997
                                                      ----          ----
                                                    (Dollars in Thousands)

       Change in benefit  obligation
       Benefit obligation at beginning of year         $2,445        $2,261
       Service cost                                       148           142
       Interest cost                                      193           179
       Actuarial gain                                       0            32
       Benefits paid                                     (151)         (169)
                                                       ------     ---------
       Benefit obligation at end of year               $2,635        $2,445
                                                       ======     =========

      Change in plan assets
      Fair value of plan assets at beginning of year   $2,341        $2,003
      Actual return on plan assets                        329           302
      Employer contribution                               288           206
      Benefits paid                                      (151)         (169)
                                                        -----     ---------
      Fair value of plan assets at end of year         $2,807        $2,342
                                                       ======     =========

      Funded status                                    $(172)         $103
      Unrecognized prior service cost                    (36)          (43)
      Unrecognized transition obligation                  38            50
      Unrecognized actuarial gains (loss)                 55           (88)
                                                       -----     ---------
      Prepaid (accrued) benefit cost                   $(115)          $22
                                                       =====     =========

            Weighted-average assumptions as of
             December 31:

                                                      1998      1997
                                                      ----      ----
            Discount rate                             8.00%     8.00%
            Expected return on plan assets            8.00%     8.00%
            Rate of compensation increase             5.00%     5.00%

                                                   1998     1997    1996
                                                   ----     -----   ----
      Components of net periodic benefit cost      (Dollars in Thousands)

      Service Cost                                  $148    $141    $146
      Interest cost                                  193     179     168
      Expected return on plan assets                (185)   (158)   (131)
      Amortization of prior service cost               7       6      17
      Amortization of transition obligation          (12)    (12)    (12)
                                                    ----    ----    ----
      Net periodic benefit cost                     $151    $156    $188

    NOTE 12, Profit Sharing

    The Bank has a defined contribution profit sharing and thrift plan covering substantially all of its employees. The Bank may make profit sharing contributions to the plan as determined by the Board of Directors. In addition, the Bank matches thrift contributions by employees fifty cents for each dollar contributed. Expenses related to the plan totaled $283 thousand and $ 258 thousand in 1998 and 1997 respectively.

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

      Off- balance sheet items at December 31 are as follows:

                                                 1998       1997
                                             (Dollars in Thousands)
      --------------------------------------------------------------
      Commitments to extend credit:
       Home equity lines of credit              $10,463    $ 9,748
       Construction and development
        loans committed but not funded            9,168      7,124
       Other lines of credit
       (principally commercial)                  32,514     19,556
                                                -------    -------
       Total                                    $52,145    $36,428
                                                =======    =======

      Irrevocable letters of credit             $646       $822
                                                ====       ====

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

    Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. Most guarantees extend for less than two years and expire in decreasing amounts through 1999. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

    NOTE 14, Fair Value of Financial Instruments

    The estimated fair value of the Bank's financial instruments at December 31 are as follows:

                                                                1998                    1997
                                                                ----                    ----
                                                       Carrying      Fair       Carrying     Fair
                                                        Amount       Value       Amount     Value
                                                      (Dollars in Thousands)   (Dollars in Thousands)

          Cash and due from banks                      $ 10,311    $ 10,311    $ 12,208   $ 12,208
          Investment securities, held-to-maturity        54,919      55,424      28,980     29,096
          Investment securities, available-for-sale      82,568      82,568      67,546     67,546
          Federal funds sold                              6,578       6,578       6,977      6,977
          Loans, net of allowances for loan losses      233,010     234,072     219,073    217,913

          Deposits:
          Non-interest bearing deposits                  65,336      65,336      52,360     52,360
          Savings deposits                              121,682     121,682      99,991     99,991
          Certificates of Deposit                       156,395     157,322     134,749    134,330

         Securities sold under repurchase
          agreement and federal funds purchased          19,128      19,128      20,165     20,165

         Interest bearing U.S. Treasury demand
          notes and other liabilities
          for borrowed money                                348         348       4,025      4,025

         Commitments to extend credit                    52,145      52,145      36,428     36,428

         Irrevocable letters of credit                      646         646         822        822

    The above presentation of fair values is required by the Statement of Financial Accounting Standards No. 107 "Disclosures about Market Values of Financial Instruments". The fair values shown do not necessarily represent the amounts which would be received on sale or other disposition of the instrument.

    The carrying amounts of cash and due from banks, federal funds sold, demand and savings deposits and securities sold under repurchase agreements represent items which do not present significant market risks, are payable on demand or are of such short duration that the market value approximates carrying value.

    Investment securities are valued at the quoted market price for individual securities held.

    The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers.

    Certificates of deposit are presented at estimated fair value using rates currently offered for deposits of similar remaining maturities.


    NOTE 15, Regulatory Matters

    The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators.
    At December 31, 1998, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00% respectively. The Company's actual ratios at that date were 14.89% and 15.98%.
    The Company's leverage ratio at December 31, 1998 was 10.26%.


    The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the banking subsidiary can distribute as dividends to the Company in 1999, without approval of the Comptroller of the Currency, $6.3 million plus an additional amount equal to the Bank's retained net profits for 1999 up to the date of any dividend declaration.

           OLD POINT FINANCIAL CORPORATION
                    PARENT ONLY
                   BALANCE SHEETS
    --------------------------------------------
    As of December 31,
    Dollars in thousands        1998      1997
    --------------------------------------------
    ASSETS

    Cash in bank              $   294   $   289
    Investment securities       2,107     1,877
    Total Loans                     0         0
    Investment in subsidiary   37,598    34,171
    Other real estate owned         0         0
    Other assets                   14         8
                              -------   -------
    TOTAL ASSETS              $40,013   $36,345
                              =======   =======
    LIABILITIES AND
      STOCKHOLDERS EQUITY

    Notes payable - bank      $     0   $     0
    Other liabilities               0        13
                              -------   -------
      Total liabilities             0        13

    Stockholders' equity       40,013    36,332
                              -------    ------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY    $40,013   $36,345
                              =======   =======


                       OLD POINT FINANCIAL CORPORATION
                                 PARENT ONLY
                              INCOME STATEMENTS
    -------------------------------------------------------------------
    For the year ended December 31,
    Dollars in thousands                      1998      1997      1996
    -------------------------------------------------------------------

    INCOME
    Cash dividends from subsidiary          $1,300    $1,000    $1,000
    Interest and Fees on Loans                   0         1         4
    Interest income from
      investment securities                    106       105        94
    Other income                                 0         0         0
                                           ----------------------------
    TOTAL INCOME                             1,406     1,106     1,098

    EXPENSES
    Interest on borrowed money                   0         0         0
    Other expenses                              41        50       251
                                           ----------------------------
    TOTAL EXPENSES                              41        50       251

    Income before taxes and undistributed
      net income of subsidiary                1365      1056       847
    Income tax                                  22        19       (52)
                                           ----------------------------
    Net income before undistributed
      net income of subsidiary               1,343     1,037       899
    Undistributed net income of subsidiary   3,293     3,053     2,546
                                           ----------------------------
    NET INCOME                              $4,636    $4,090    $3,445

                                        OLD POINT FINANCIAL CORPORATION
                                                PARENT ONLY
                                         STATEMENT OF CASH FLOWS
    -------------------------------------------------------------------------------------------
    For the year ending December 31,                                  1998     1997     1996
    Dollars in thousands
    -------------------------------------------------------------------------------------------

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (Loss)                                                 $4,636   $4,090   $3,445
    Adjustments to Reconcile Net Income to Net Cash Provided by
     operating activities:
    Equity in undistributed (earnings) losses of subsidiaries         (3,293)  (3,053)  (2,546)
    Market write-down on other real estate owned                           0        0        0
    Increase (decrease) in other assets                                    0       53       12
    Increase (decrease) in other liabilities                             (12)      11        0
                                                                    ---------------------------
      Net cash provided (used) by operating activities                 1,331    1,101      911

    CASH FLOWS FROM INVESTING ACTIVITIES

    (Purchase)/Sales of Investments                                     (250)    (200)       0
    Sale or repayment of investments in and
      advances to subsidiaries                                             0        0        0
    (Purchase)/Sale of Premises and Equipment                              0       16        0
    Loans to customers                                                     0       48        2
                                                                    ---------------------------
    Net cash provided (used) by investing activities                    (250)    (136)       2

    CASH FLOWS FROM FINANCING ACTIVITIES

    Increase (decrease) in borrowed money                                  0        0        0
    Proceeds from issuance of common stock                               158      231        0
    Dividends paid                                                    (1,234)  (1,050)    (892)
    Other, net                                                             0        0        0
                                                                    ---------------------------
    Net cash provided (used) by financing activities                  (1,076)    (819)    (892)

    Net increase in cash and due from banks                                5      146       21
    Cash and due from banks at beginning of period                       289      143      122
                                                                    ---------------------------
    Cash and due from banks at end of period                          $  294   $  289   $  143

Accounting Rule Changes

None.

Regulatory Requirements and Restrictions

For the reserve maintenance period in effect at December 31, 1998, 1997 and 1996 the bank was required to maintain with the Federal
Reserve Bank of Richmond an average daily balance totaling approximately $350 thousand, $400 thousand and $5.7 million respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
                                       35

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

      The eleven persons named below, all of whom currently serve as directors of the Company, will be nominated to serve as directors until the 2000 Annual Meeting, or until their successors have been duly elected and have qualified.


                                                     Amount and Nature of
                               Principal             Beneficial Ownership
   Director                    Occupation For        As of March 17, 1998
Name and (Age)       Since (1) Past Five Years       (Percent of Class) (2)(3)


Dr. Richard F. Clark (66)     1981 Pathologist(retired)           62,533
                              Sentara Hampton General Hospital       2.4%

Gertrude S. Dixon (85)        1981 Real Estate Management         190,779
                                   and Ownership                     7.4%

Russell Smith Evans Jr. (56)  1993 Assistant Treasurer and          1,650 *
                                   Corporate Fleet Manager
                                   Ferguson Enterprises

G. Royden Goodson, III (43)   1994 President                        4,862 *
                                   Warwick Plumbing & Heating Corp.

Dr. Arthur D. Greene (54)     1994 Surgeon - Partner                3,914 *
                                   Tidewater Orthopaedic Associates

Stephen D. Harris (57)        1988 Attorney-at-Law -Partner         9,000 *
                                   Geddy, Harris & Geddy

John Cabot Ishon (52)         1989 President                       12,780 *
                                   Hampton Stationery

Eugene M. Jordan (75)         1964 Attorney-at-Law                 28,000
                                   Cumming, Hatchett & Jordan, P.C.  1.1%

John B. Morgan, II (52)       1994 President                        2,600 *
                                   Morgan-Marrow Insurance

Dr. H. Robert Schappert (60)  1996 Veterinarian - Owner            89,740
                                   Beechmont Veterinary Hospital     3.5%

Robert F. Shuford (61)        1965 Chairman of the Board,         154,510(4)
                                   President & CEO Old Point         5.9%
                                   Financial Corporation
                                   Chairman of the Board,
                                   President & CEO Old
                                   Point National Bank


*Represents less than 1.0% of the total outstanding shares.

(1) Refers to the year in which the individual first became a director of the Bank. Dr. Richard F. Clark, Gertrude S. Dixon, Eugene M. Jordan, and Robert F. Shuford became directors of the Company upon consummation of the Bank's reorganization on October 1, 1984. All present directors of the Company are directors of the Bank.

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

(3) Includes shares held (i) by their close relatives or held jointly with their spouses, (ii) as custodian or trustee for the benefit of their children or others, or (iii) as attorney-in-fact subject to a general power of attorney - Dr. Clark, 200 shares; Mr. Evans, 650 shares; Dr. Greene, 1,968 shares; Mr. Harris, 400 shares, Mr. Ishon, 3,480 shares; Mr. Jordan, 14,000 shares; Mr. Morgan, 2,200 shares; Dr. Schappert, 81,370 shares; and Mr. Shuford, 75,590 shares.

(4) Includes shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the 1989 Old Point Stock Option Plan - Mr. Shuford 21,794.

      There are two family relationships among the directors and executive officers. Mr. Jordan is the father-in-law of Mr. Ishon. Mr. Shuford and Dr. Schappert are married to sisters. None of the directors serve as a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

There were no delinquent Securities and Exchange Form 4 filings during 1998.

In addition to the executive officer included in the preceding list of directors, the persons listed below were executive officers of the Company or its subsidiary as of December 31, 1998.

                       Executive       Principal
                       Officer         Occupation For
Name and (Age)         Since (1)       Past Five Years

Louis G. Morris (44)     1988          Senior Vice President and Treasurer
                                       Old Point Financial Corporation

Cary B. Epes (50)        1993          Senior Vice President
                                       Old Point Financial Corporation

W. Rodney Rosser (58)    1989          Senior Vice President and Secretary
                                       Old Point Financial Corporation

Margaret P. Causby (48)  1992          Senior Vice President
                                       Old Point Financial Corporation

Each of these executive officers owns less than 1% of the stock of the Company.

(1) Cary B. Epes was Vice President and Commercial Account Manager at Crestar Bank. All other executive officers served in virtually the same capacity with the Company and/or the Bank prior to appointment as an executive officer.

Item 11. Executive Compensation
Cash Compensation

      The following table presents a three-year summary of all compensation paid or accrued by the Company and the Bank to the Company's Chief Executive Officer and each executive officer whose salary and bonus for 1998 exceeded $100,000.

                   SUMMARY COMPENSATION TABLE

                             Annual Compensation

Name
and
Principal                                              All Other
Position                 Year    Salary(1)   Bonus(2)  Compensation(3)(4)

Robert F. Shuford        1998    $151,200    $34,560   $17,765
Chairman, President      1997    $148,500    $26,000   $16,092
& CEO                    1996    $147,900    $10,000   $10,857

W. Rodney Rosser         1998    $ 93,267    $21,600   $10,099
EVP & Trust Officer      1997    $ 86,100    $14,400   $ 8,499
& Secretary              1996    $ 85,500    $ 8,000   $ 6,136

Louis G. Morris          1998    $ 90,247    $21,600   $ 9,051
EVP/CFO                  1997    $ 83,000    $14,400   $ 7,636
                         1996    $ 83,000    $ 8,000   $ 5,262

Cary B. Epes             1998    $ 89,167    $21,600   $ 9,440
EVP/CCO                  1997    $ 82,000    $14,400   $ 7,708
                         1996    $ 82,000    $ 7,500   $ 5,359

Margaret P. Causby       1998    $ 88,167    $21,600   $ 9,035
EVP                      1997    $ 78,483    $14,400   $ 7,372
                         1996    $ 73,387    $ 8,000   $ 4,756

(1)  Salary  includes  directors' fees  as  follows:   Mr.  Shuford  -
     1998, $4,200, 1997,  $4,500, and 1996, $3,900.

(2) Bonus consideration for Mr. Shuford is paid in January of each year following the year in which earned so that year end results could be evaluated by the Compensation Committee. Bonus consideration for Mr. Rosser, Mr. Morris, Mr. Epes and Mrs. Causby is paid in the year in which earned.

(3)  Mr. Shuford has received other compensation as follows:

                               1998     1997    1996
                              ------   ------   ------
     Deferred Profit Sharing $ 5,090  $ 4,342  $ 4,395
     Cash Profit Sharing       4,811    4,088        0
     401(k) Matching Plan      4,410    4,320    4,320
     Group Term Insurance      3,454    3,342    2,142
                              ------   ------   ------
     Total                   $17,765  $16,092  $10,857

(4)  Mr. Rosser has received other compensation as follows:

                               1998     1997     1996
                              ------   ------   ------
     Deferred Profit Sharing $ 3,156  $ 2,532  $ 2,564
     Cash Profit Sharing       2,984    2,385        0
     401(k) Matching Plan      2,735    2,520    2,510
     Group Term Insurance      1,224    1,062    1,062
                              ------   ------   ------
     Total                   $10,099  $ 8,499  $ 6,136

     Mr. Morris has received other compensation as follows:

                               1998     1997     1996
                              ------   ------   ------
     Deferred Profit Sharing $ 3,122  $ 2,551  $ 2,533
     Cash Profit Sharing       2,951    2,356        0
     401(k) Matching Plan      2,705    2,490    2,490
     Group Term Insurance        273      239      239
                              ------   ------   ------
     Total                   $ 9,051  $ 7,636  $ 5,262

     Mr. Epes has received other compensation as follows:

                               1998     1997     1996
                              ------   ------   ------
     Deferred Profit Sharing $ 3,087  $ 2,520  $ 2,502
     Cash Profit Sharing       2,918    2,328        0
     401(k) Matching Plan      2,675    2,460    2,460
     Group Term Insurance        760      400      397
                              ------   ------   ------
     Total                   $ 9,440  $ 7,708  $ 5,359

     Mrs. Causby has received other compensation as follows:

                               1998     1997     1996
                              ------   ------   ------
     Deferred Profit Sharing $ 3,053  $ 2,408  $ 2,228
     Cash Profit Sharing       2,885    2,224        0
     401(k) Matching Plan      2,645    2,350    2,190
     Group Term Insurance        452      390      338
                              ------   ------   ------
     Total                   $ 9,035  $ 7,372  $ 4,756

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is detailed in Part III, Item 10. of this Annual Report on Form 10-K.


Item 13. Certain Relationships and Related Transactions

Some of the Company directors, executive officers, and members of their immediate families, and corporations, partnerships and other entities of which such persons are officers, directors, partners, trustees, executors or beneficiaries, are customers of the Bank. As of December 31, 1998, borrowing by all policy making officers and directors amounted to $1.8 million. This amount represented 4.5% of the total equity capital accounts of the Company as of December 31, 1998. All loans and commitments to lend included in such transactions were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. It is the policy of the Bank to provide loans to officers who are not executive officers and to employees at more favorable rates than those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank expects to have in the future similar banking transactions with directors, officers, principal stockholders and their associates.

      The law firm of Cumming, Hatchett and Jordan, P.C. serves as legal counsel to the Bank. Mr. Eugene M. Jordan is a member of the firm. During 1998, the firm received from the Bank a retainer and fees totaling $76,223. Morgan Marrow Company of which John B. Morgan, II is President, provided insurance for which the Bank paid $268,610 during 1998. The 1998 amount paid includes $218,042 in three year prepaid premiums for coverage through May 2001. Hampton Stationery, of which John Cabot Ishon is the owner provided office furniture and supplies for which the bank paid $104,216. Geddy, Harris & Geddy, of which Stephen D. Harris is a partner, and Warwick Plumbing & Heating Corp. of which G. Royden Goodson, III is President provided products and services to the Bank during 1998.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8

     A.1  Financial Statements:

                 The following audited financial statements are included in Part II, Item 8, of this Annual Report on Form 10-K.

                 Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Income
                     Years Ended December 31, 1998, 1997 and 1996
                 Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended December 31, 1998, 1997 and 1996
                 Consolidated Statements of Cash Flows
                     Years Ended December 31, 1998, 1997 and 1996
                 Notes to Financial Statements
                 Auditor's Report

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

B. Reports on Form 8-K:

No reports on form 8-K were filed during the fourth quarter of 1998.

                           Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1999.
                              OLD POINT FINANCIAL CORPORATION


                                 Robert F. Shuford, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 26th day of March, 1999.


        /s/Robert F. Shuford          President and Director
        Robert F. Shuford             Principal Executive Officer



        /s/ Louis G. Morris           Senior Vice President and Treasurer
        Louis G. Morris               Principal Financial & Accounting Officer

     /s/Richard F. Clark *                                  Director

     /s/Gertrude S. Dixon *                                 Director

     /s/Russell S. Evans, Jr. *                             Director

     /s/G. Royden Goodson, III                              Director

     /s/Dr. Arthur D. Greene                                Director

     /s/Steven D. Harris *                                  Director

     /s/John Cabot Ishon *                                  Director

     /s/Eugene M. Jordan *                                  Director

     /s/John B. Morgan *                                    Director

     /s/Dr. H. Robert Schappert *                           Director