Form 10-Q
period 1999-03-31
OLD POINT FINANCIAL CORP
filed 1999-05-13
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period Ended March 31, 1999
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
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


State the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999.

          Class                            Outstanding at April 30,1999
          Common Stock, $5.00 par value    2,576,244 shares

                 OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX


                 PART I - FINANCIAL INFORMATION
                                                             Page
Item 1. Financial Statements                                 1

     Consolidated Balance Sheets
              March 31, 1999 and December 31, 1998           1

     Consolidated Statement of Earnings
              Three months ended March 31, 1999 and 1998     2

     Consolidated Statement of Cash Flows
              Three months ended March 31, 1999 and 1998     3

     Consolidated Statements of Changes

in Stockholders' Equity
              Three months ended March 31, 1999 and 1998     4

     Notes to Consolidated Financial Statements              5

              Parent Only Balance Sheets

March 31, 1999 and December 31, 1998                         6

              Parent Only Statement of Earnings

Three months ended March 31, 1999 and 1998                   6

              Parent Only Statement of Cash Flows

Three months ended March 31, 1999 and 1998                   7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                8

          Analysis of Changes in Net Interest Income        11

          Interest Sensitivity Analysis                     12


                  PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K                    13


                              (i)

   _______________________________________________________________________________________
   PART 1. - FINANCIAL INFORMATION
   OLD POINT FINANCIAL CORPORATION
   Consolidated Balance Sheets                           March 31,           December 31,
   (Unaudited)                                              1999                 1998
   _______________________________________________________________________________________
   Assets
   Cash and due from banks.......................       $  8,242,312         $ 10,200,201
   Interest bearing balances due from banks......             40,730              110,638
   Securities available for sale, at market......         85,054,452           82,568,024
   Securities to be held to maturity.............         54,424,820           54,919,340
   Trading account securities....................                  0                    0
   Federal funds sold............................          3,097,434            6,577,903
   Loans, total..................................        247,642,584          235,865,038
       Less reserve for loan losses..............          2,911,588            2,854,952
                                                         -----------          -----------
           Net loans.............................        244,730,996          233,010,086
   Bank premises and equipment...................         12,937,067           12,051,677
   Other real estate owned.......................            413,864              483,864
   Other assets..................................          4,309,803            4,195,963
                                                         -----------          -----------
        Total assets.............................       $413,251,478         $404,117,696
                                                        ============         ============


   Liabilities

   Noninterest-bearing deposits..................       $ 61,088,162          $65,335,643
   Savings deposits..............................        122,798,122          121,681,505
   Time deposits.................................        161,853,285          156,395,329
                                                        ------------       --------------
      Total deposits.............................        345,739,569          343,412,477
   Federal funds purchased and securities sold
       under agreement to repurchase.............         23,539,728           19,128,382
   Interest-bearing demand notes issued to the
      United States Treasury and other
      liabilities for borrowed money.............          1,076,629              348,057
   Other liabilities.............................          1,785,873            1,215,785
                                                        ------------       --------------
      Total liabilities..........................       $372,141,799         $364,104,701


   Stockholders' Equity

   Common stock, $5.00 par value.................         12,881,220           12,877,220
                           1999       1998

       Shares authorized..6,000,000  6,000,000
       Shares outstanding.2,576,244  2,575,444
   Surplus.......................................         10,042,634           10,020,066
   Undivided profits.............................         17,187,280           16,284,552
   Unrealized gain/(loss) on securities .........            998,545              831,157
                                                        ------------         ------------
       Total stockholders' equity................         41,109,679           40,012,995

       Total liabilities and stockholders' equity       $413,251,478         $404,117,696
                                                        ============         ============


            See accompanying notes

  _______________________________________________________________________________________

   OLD POINT FINANCIAL CORPORATION                               Three Months Ended
   Consolidated Statements of Earnings                                 March 31,
   (Unaudited)                                                  1999              1998
   Interest Income
   _______________________________________________________________________________________

   Interest and fees on loans....................      $   5,115,115        $   4,923,323
   Interest on federal funds sold................             61,400              182,156
   Interest on securities:
      Taxable....................................          1,271,100            1,125,681
      Exempt from Federal income tax.............            634,740              372,649
                                                       --------------       --------------
         Total interest on securities............          1,905,840            1,498,330

       Total interest income.....................          7,082,355            6,603,809

   Interest Expense

   Interest on savings deposits..................            895,963              752,215
   Interest on time deposits.....................          2,124,800            1,915,351
   Interest on federal funds purchased and
    securities sold under agreement to repurchase            238,340              233,701
   Interest on demand notes (note balances)
    issued to the United States Treasury
    and on other borrowed money..................             16,819               27,810
                                                       --------------       --------------
       Total interest expense....................          3,275,922            2,929,077

   Net interest income...........................          3,806,433            3,674,732
   Provision for loan losses.....................            150,000              150,000
                                                       --------------       --------------
   Net interest income after provision
     for loan losses.............................          3,656,433            3,524,732

   Other Income

   Income from fiduciary activities..............            509,850              449,850
   Service charges on deposit accounts...........            525,333              432,726
   Other service charges, commissions and fees...            206,926              200,190
   Other operating income........................             83,457               88,783
   Security gains (losses).......................                  0                    0
   Trading account income........................                  0                    0
                                                       --------------       --------------
       Total other income........................          1,325,566            1,171,549

   Other Expenses

   Salaries and employee benefits................          2,070,713            1,843,527
   Occupancy expense of Bank premises............            230,145              218,767
   Furniture and equipment expense...............            287,499              290,978
   Other operating expenses......................            793,934              743,563
                                                       --------------       --------------
       Total other expenses......................          3,382,291            3,096,835

   Income before taxes...........................          1,599,708            1,599,446
   Applicable income taxes ......................            351,300              426,500
                                                       --------------       --------------
   Net income....................................         $1,248,408           $1,172,946
                                                       ==============       ==============
   Per Share

   Based on weighted average number of
     common shares outstanding...................          2,575,826            2,566,185
   Basic Earnings per Share                                    $0.48                $0.46
   Diluted Earnings per Share                                  $0.48                $0.45


See accompanying notes

   _________________________________________________________________________________________________
   OLD POINT FINANCIAL CORPORATION                                            Three Months Ended
   Consolidated Statements of Cash Flows                                            March 31,
   (Unaudited)                                                                1999             1998
   _________________________________________________________________________________________________

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income....................................................    $   1,248,408   $    1,172,946
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................          265,611          238,834
     Provision for loan losses...................................          150,000          150,000
     (Gains) loss on sale of investment securities, net..........                0                0
     Net amortization & accretion of securities .................           32,182           28,938
     Net (increase) decrease in trading account..................                0                0
     (Increase) in other real estate owned.......................         (215,056)        (175,909)
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)................         (200,070)        (446,595)
     Increase (decrease) in other liabilities....................          570,088          738,419
                                                                       ------------    -------------
       Net cash provided by operating activities.................        1,851,163        1,706,633

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ....................................      (13,270,472)     (31,359,451)
     Proceeds from maturities & calls of securities .............       11,500,000       12,043,000
     Proceeds from sales of available - for - sale securities....                0                0
     Proceeds from sales of held - to - maturity securities......                0                0
     Loans made to customers.....................................      (35,038,614)     (28,661,487)
     Principal payments received on loans........................       23,167,703       25,837,888
     Proceeds from sales of other real estate owned..............          285,056          370,000
     Purchases of premises and equipment.........................       (1,151,000)      (1,167,296)
     (Increase) decrease in federal funds sold...................        3,480,469      (14,096,320)
                                                                       ------------    -------------
       Net cash provided by (used in) investing activities.......      (11,026,858)     (37,033,666)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits........       (4,247,481)       9,390,137
     Increase (decrease) in savings deposits.....................        1,116,617       18,199,190
     Proceeds from the sale of certificates of deposit...........       11,637,876       17,276,680
     Payments for maturing certificates of deposit...............       (6,179,920)      (9,757,966)
     Increase (decrease) in federal funds purchased &
      repurchase agreements......................................        4,411,346       (1,028,678)
     Increase (decrease) in other borrowed money.................          728,572         (560,856)
     Proceeds from issuance of common stock......................           15,800           21,750
     Dividends paid..............................................         (334,912)        (282,279)
                                                                       ------------    -------------
       Net cash provided by financing activities.................        7,147,898       33,257,978

       Net increase (decrease) in cash and due from banks........       (2,027,797)      (2,069,055)
       Cash and due from banks at beginning of period............       10,310,839       12,208,408
                                                                       ------------    -------------
       Cash and due from banks at end of period..................    $   8,283,042   $   10,139,353
                                                                       ============    =============

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..................................................       $3,269,689       $2,850,903
       Income taxes..............................................                0                0



   See accompanying notes
                                                                - 3 -


   _____________________________________________________________________________________________________________________________
   OLD POINT FINANCIAL CORPORATION
   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   (Unaudited)
                                                                                                    Accumulated
                                                                                                       Other           Total
                                             Common Stock      Par         Capital       Retained   Comprehensive  Stockholder's
                                                Shares        Value        Surplus       Earnings   Income(Loss)      Equity
   ______________________________________________________________________________________________________________________________

   FOR THREE MONTHS ENDED MARCH 31, 1999
   Balance at beginning of period..........     2,575,444   $12,877,220   $10,020,066    $16,284,552     $831,157    $40,012,995
   Comprehensive Income
     Net income............................             0             0             0      1,248,408            0      1,248,408
     Increase (decrease) in unrealized
     gain on investment securities.........             0             0             0              0      167,388        167,388
                                                   ------        ------        ------         ------       ------         ------
     Total Comprehensive Income............                                                1,248,408      167,388      1,415,796
   Sale of common stock....................           800         4,000        22,568        (10,768)           0         15,800
   Cash dividends............... ..........             0             0             0       (334,912)           0       (334,912)
                                                   ------        ------        ------         ------       ------         ------
   Balance at end of period................     2,576,244   $12,881,220   $10,042,634    $17,187,280     $998,545    $41,109,679




   FOR THREE MONTHS ENDED MARCH 31, 1998

   Balance at beginning of period..........     2,566,172   $12,830,860   $ 9,693,301    $13,097,716     $710,591    $36,332,468
   Comprehensive Income
     Net income............................             0             0             0      1,172,946            0      1,172,946
     Increase (decrease) in unrealized
     gain on investment securities.........             0             0             0              0     (103,058)      (103,058)
                                                   ------        ------        ------         ------       ------         ------
     Total Comprehensive Income............                                                1,172,946     (103,058)     1,069,888
   Sale of common stock....................         1,200         6,000        37,800        (22,050)           0         21,750
   Cash dividends............... ..........             0             0             0       (282,280)           0       (282,280)
                                                   ------        ------        ------         ------       ------         ------
   Balance at end of period................     2,567,372   $12,836,860   $ 9,731,101    $13,966,332     $607,533    $37,141,826



See accompanying notes

                OLD POINT FINANCIAL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant's 1998 Annual Report to Shareholders and Form 10-K.

2.   Earnings  per  common  share  outstanding  are  computed  by
     dividing   income   by  the  weighted  average   number   of
     outstanding common shares for each period presented.

    _____________________________________________________________________________________

    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                              March 31,       December 31,
    (Unaudited)                                                1999            1998
    _____________________________________________________________________________________

    Assets
    Cash in bank..................................      $       18,025   $      293,695
    Investment Securities.........................           1,911,621        2,107,380
    Total Loans...................................                   0                0
    Investment in Subsidiaries....................          39,168,285       37,597,430
    Other assets..................................              13,048           14,490
                                                          -------------    -------------
    Total Assets..................................      $   41,110,979   $   40,012,995
                                                          =============    =============
    Liabilities and Stockholders' Equity
    Total Liabilities.............................      $        1,300   $            0
    Stockholders' Equity..........................          41,109,679       40,012,995
                                                          -------------    -------------
    Total Liabilities & Stockholders' Equity......      $   41,110,979   $   40,012,995
                                                          =============    =============


    _____________________________________________________________________________________
    OLD POINT FINANCIAL CORPORATION                               Three Months Ended:
    Parent only Income Statements                                       March 31,
    (Unaudited)                                                   1999             1998
    _____________________________________________________________________________________

    Income
    Cash dividends from Subsidiaries..............      $      860,000   $      300,000
    Interest and fees on loans....................                   0                0
    Interest income from investment securities....              26,107           26,480
    Gains (losses) from sale of investment
      securities..................................                   0                0
    Other income..................................                   0                0
    Total Income..................................             886,107          326,480
                                                          -------------    -------------
    Expenses
    Salaries and employee benefits................                   0                0
    Other expenses................................              22,665           21,788
                                                          -------------    -------------
    Total Expenses................................              22,665           21,788
    Income before taxes & undistributed
        net income of subsidiaries................             863,442          304,692

    Income tax....................................               1,300            1,500
    Net income before undistributed                       -------------    -------------
      net income of subsidiaries..................             862,142          303,192
    Undistributed net income of subsidiaries......             386,266          869,754
                                                          -------------    -------------
    Net Income....................................      $    1,248,408   $    1,172,946
                                                          =============    =============

    _____________________________________________________________________________________
    OLD POINT FINANCIAL CORPORATION                               Three Months Ended:
    Parent only Statements of Cash Flows                               March 31,
    (Unaudited)                                                   1999             1998
    ____________________________________________________________________________________

    Cash Flows from Operating Activities:
    Net Income....................................      $    1,248,408   $    1,172,946
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income of subsidia            (386,266)        (869,754)
      Depreciation................................                   0                0
        Gains(losses) on sale of securities [net].                   0                0
        (Increase) Decrease in other assets.......                   0                0
        Increase (decrease) in other liabilities..               1,300            1,500
                                                          -------------    -------------
    Net cash provided by operating activities.....             863,442          304,692

    Cash flows from investing activities:
    (Increase)decrease in investment securities...             200,000                0
    Payments for investment in subsidiaries                 (1,020,000)               0
    Repayment of loans by customers...............                   0                0
                                                          -------------    -------------
    Net cash provided by investing activities.....            (820,000)               0

    Cash flows from financing activities:
    Proceeds from issuance of common stock........              15,800           21,750
    Dividends paid................................            (334,912)        (282,280)
                                                          -------------    -------------
    Net cash provided by financing activities.....            (319,112)        (260,530)

    Net increase (decrease) in cash & due
      from banks..................................            (275,670)          44,162

    Cash & due from banks at beginning of period..             293,695          289,230
                                                          -------------    -------------
    Cash & due from banks at end of period........      $       18,025   $      333,392
                                                          =============    =============


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

EARNINGS SUMMARY
   Net income was $1.25 million, or $0.48 per share in the first quarter of 1999 compared to $1.17 million or $0.46 per share in the same period of 1998. Return on average assets was 1.23% in the first quarter of 1999, and 1.32% for the comparable period in 1998. Return on average equity was 12.21% in the first quarter of 1999 and 12.65% for the first three months of 1998.

NET INTEREST INCOME
   The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $4.16 million for the first quarter of 1999, up $275 thousand, or 7% from $3.88 million in the same period of 1998. The net interest yield decreased from 4.64% in 1998 to 4.34% in 1999.

   Tax equivalent interest income increased $613 thousand, or 9%, in the first quarter of 1999 from the first quarter of 1998.
Average earning assets grew $48.81 million, or 15% in the first quarter of 1999 compared to the first quarter of 1998. Comparing the first quarter of 1999 to 1998 total average loans increased $19.90 million, or 9%, while average investment securities increased $36.88 million, or 37%. Certificates of deposit increased 15% and interest checking and savings accounts increased 16%.

   Interest expense increased $338 thousand, or 12%, in the first quarter  of  1999 from the first quarter of 1998  while  interest
bearing  liabilities increased 15% during the same  period.   The
cost of funding liabilities decreased 13 basis points.

Page 11 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

PROVISION/ALLOWANCE FOR LOAN LOSSES
   Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The provision for loan losses remained constant at $150 thousand during the first quarter of 1999 compared to the same period in 1998.

   Loans charged off (net of recoveries) during in the first quarter of 1999 totaled $93 thousand compared to $195 thousand in 1998. During 1998 a large portion of the charge offs were in the installment loans to individuals portfolio which is comprised of loans to individuals for personal expenditures such as household furniture and appliances and automobiles. The Company has seen a reduction in this portfolio and corresponding charge-offs.

   The allowance for loan losses was $2.91 million or 1.18% of loans at March 31, 1999 and $2.63 million or 1.17% of loans at March 31, 1998.

   As of March 31, 1999, nonperforming assets were $653 thousand, down from $1.19 million on March 31, 1998. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 1999 total consisted of other real estate of $414 thousand and $239 thousand in nonaccrual loans. The other real estate consisted of $354 thousand in a commercial property originally acquired as a potential branch site and now held for sale and $60 thousand in foreclosed real estate. Nonaccrual loans consisted of $127 thousand in commercial loans and $112 thousand in mortgage loans. The Company continues to aggressively deal with these credits and specific action plans have been developed for each of these classified loans to address any deficiencies.

OTHER INCOME
   Other income increased $154 thousand, or 13% during the first quarter of 1999 over the same period in 1998. Trust Services fees increased 13% and service charges on deposit accounts increased 21% primarily due to an increase in fees in October 1998.

OTHER EXPENSES
   Other expenses increased $285 thousand or 9% during the first quarter of 1999 over 1998. Salaries and employee benefits increased 12% due to annual increases and an increase in staffing. Occupancy expense increased $11 thousand, or 5% in 1999 primarily due to higher costs associated with the opening of a new office building. Furniture and Equipment expense decreased $3 thousand or 1% due to a reduction in repairs and service contracts. Other operating expenses increased $50 thousand or 7%. This increase is due primarily to an increase in consulting fees for improving efficiencies and documentation related to lending.

ASSETS
      At March 31, 1999, the Company had total assets of $413.3 million, up 2% from $404.1 million at December 31, 1998. Total loans increased $11.8 million, or 5% and investment securities increased $2.0 million, or 1%, in 1999 from December 31, 1998.

      The Company acquired property in Norge, VA on which a full service branch office is being built. This office is scheduled to open in the third quarter of 1999. The Company also purchased an existing facility in Chesapeake, VA and plans to open a full service branch in the second quarter of 1999.

INTEREST BEARING LIABILITIES
      Total deposits increased $2.3 million in 1999; and interest bearing demand notes to the United States Treasury increased $729 thousand, while repurchase agreements, used as a cash management vehicle by commercial customers, increased $3.0 million and fed funds purchased increased $1.4 million from December 1998.

CAPITAL RESOURCES
      The Company's capital position remains strong as evidenced by the regulatory capital measurements. At March 31, 1999 the Tier I capital ratio was 14.67%, the total capital ratio was 15.74% and the leverage ratio was 9.85%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

LIQUIDITY and INTEREST SENSITIVITY
   Liquidity is the ability of the Company to meet present and future obligations through the acquisition of additional liabilities or sale of existing assets. Management considers the liquidity of the Company to be adequate. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by Management. In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company was liability sensitive as of March 31, 1999. There were $121.1 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits totaling $118.2 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of March 31, 1999.

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

The Company continues to work on its five phase plan which conforms to the standards established by the Federal Financial Institutions Examination Council (FFIEC). The Company is on target to substantially complete its five phase plan for existing hardware and software by June 30, 1999. Any new hardware or software will be tested for year 2000 compliance. The core application software which processes loans, deposits and general ledger has been successfully tested for Year 2000 compliance by the vendor Fiserv. The Company has also successfully tested the core applications for Year 2000 compliance.

The company budgeted $250 thousand in capital expenditures and $75 thousand for operating expenses for Year 2000 related expenditures in 1999.

The   Office  of  the  Comptroller  of  the  Currency  (OCC)   is
responsible  for  examining  the  Bank  for  compliance  to   the
regulatory standards. The internal audit department has completed an audit verifying and validating the processes the Company uses to test the applications.

A more detailed discussion of the Company's Year 2000 efforts has been submitted to the Securities and Exchange Commission in its 1998 Form 10K.
                             -10-


   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS                                       For the quarter ended March 31,
   (Fully taxable equivalent basis)*                          1999                                    1998
   _________________________________________________________________________________________________________________
                                                                     Average                                 Average
                                                       Interest       Rates                      Interest     Rates
                                           Average     Income/       Earned/        Average      Income/     Earned/
   Dollars in thousands                    Balance     Expense         Paid         Balance      Expense       Paid
   _________________________________________________________________________________________________________________
   Loans (net of unearned income)**.......  $241,357         5,131      8.50%         $221,462       4,941     8.92%
   Investment securities:
     Taxable..............................    84,631         1,271      6.01%           72,872       1,124     6.17%
     Tax-exempt...........................    52,484           962      7.33%           27,364         565     8.26%
                                            --------        ------                  -----------     ------
       Total investment securities........   137,115         2,233      6.51%          100,236       1,689     6.74%
   Federal funds sold.....................     5,036            61      4.85%           13,001         182     5.60%
                                            --------        ------                  -----------     ------
     Total earning assets.................  $383,508        $7,425      7.74%         $334,699      $6,812     8.14%


   Time and savings deposits:
     Interest-bearing transaction accounts  $  3,924           $23      2.34%          $20,035        $105     2.10%
     Money market deposit accounts........    91,767           693      3.02%           59,385         471     3.17%
     Savings accounts.....................    26,676           180      2.70%           26,066         176     2.70%
     Certificates of deposit, $100,000
       or more............................    27,161           364      5.36%           24,195         358     5.92%
     Other certificates of deposit........   132,382         1,761      5.32%          114,840       1,557     5.42%
                                            --------        ------                  -----------     ------
       Total time and savings deposits....   281,910         3,021      4.29%          244,522       2,667     4.36%
   Federal funds purchased and securities
     sold under agreement to repurchase...    22,907           229      4.00%           19,812         234     4.72%
   Other short term borrowings............     1,231            17      5.52%            1,821          28     6.15%
                                            --------        ------                  -----------     ------
     Total interest bearing liabilities...  $306,048         3,267      4.27%         $266,155       2,929     4.40%

   Net interest income/yield..............                  $4,158      4.34%                       $3,883     4.64%
                                                             =====                                   =====



   * Tax equivalent yields based on 34% tax rate.
   ** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash ba

[CAPTION]

    ____________________________________________________________________________________________
    INTEREST SENSITIVITY ANALYSIS
    As of March 31, 1999                                            MATURITY
    (in thousands)                            Within         4-12       1-5    Over 5
                                            3 Months       Months     Years     Years     Total
    ____________________________________________________________________________________________
    Uses of funds
    Federal funds sold..................       3,097         --        --        --       3,097
    Taxable investments.................       8,515        1,519    46,672    27,405    84,111
    Tax-exempt investments..............        --            689     5,008    49,671    55,368
                                               -----        -----     -----     -----     -----
      Total investments.................      11,612        2,208    51,680    77,076   142,576

    Loans:
      Commercial........................      22,024        1,604    41,102     3,962    68,692
      Tax-exempt........................         784           28       237     2,037     3,086
      Installment.......................       3,703        2,632    48,435     4,776    59,546
      Real estate.......................      19,466        7,203    61,266    27,554   115,489
      Other.............................         314         --         516         0       830
                                               -----        -----     -----     -----     -----
    Total loans.........................      46,291       11,467   151,556    38,329   247,643
                                               -----        -----     -----     -----     -----
    Total earning assets................      57,903       13,675   203,236   115,405   390,219


    Sources of funds

    Interest checking deposits..........      29,192         --        --        --      29,192
    Money market deposit accounts.......      62,434         --        --        --      62,434
    Regular savings accounts............      26,587         --        --        --      26,587
    Certificates of deposit.............
      $100,000 or more..................       7,914        8,629     9,693      --      26,236
    Other time deposits.................      30,295       41,671    44,066      --     116,032
    Federal funds purchased and
      securities sold under
      agreements to repurchase..........      19,136           --      --        --      19,136
    Other borrowed money................       3,442         --          23      --       3,465
                                               -----        -----     -----     -----     -----

    Total interest bearing liabilities..     179,000       50,300    53,782         0   283,082


    Rate sensitivity GAP................    (121,097)     (36,625)  149,454   115,405   107,137

    Cumulative GAP......................    (121,097)    (157,722)   (8,268)  107,137


PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  none

                                                              (b)
               A report on Form 8-K was filed on April 9, 1999 with the Securities and Exchange Commission regarding the Company's announcement of its Trust Department spin-off.

                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                          May 13, 1999




     By:  \s\Robert F. Shuford
          ____________________
          Robert F. Shuford
          President and Director
          Principal Executive Officer








     By:  \s\Louis G. Morris
          ___________________
          Louis G. Morris
          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer