Form 10-Q
period 1999-06-30
OLD POINT FINANCIAL CORP
filed 1999-08-13
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period Ended June 30, 1999
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
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


State the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1999.

          Class                    Outstanding at July  31, 1999

          Common Stock, $5.00 par value 2,581,822 shares


                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX


                 PART I - FINANCIAL INFORMATION
                                                                   Page
Item 1. Financial Statements........................................1

     Consolidated Balance Sheets
          June 30, 1999 and December 31, 1998.......................1

     Consolidated Statement of Earnings
          Three months ended June 30, 1999 and 1998.................2
          Six months ended June 30, 1999 and 1998...................2

     Consolidated Statement of Cash Flows
          Six months ended June 30, 1999 and 1998...................3

     Consolidated Statements of Changes in Stockholders' Equity
          Six months ended June 30, 1999 and 1998...................4

     Notes to Consolidated Financial Statements.....................5

     Parent Only Balance Sheets
          June 30, 1999 and December 31, 1998.......................6

     Parent Only Statement of Earnings
          Three months ended June 30, 1999 and 1998.................6
          Six months ended June 30, 1999 and 1998...................6

    Parent Only Statement of Cash Flows
          Six months ended June 30, 1999 and 1998...................7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................8

          Analysis of Changes in Net Interest Income................9

          Interest Sensitivity Analysis............................13


                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...........................14

                              (i)

    -------------------------------------------------------------------------------------------------------
    PART 1. - FINANCIAL INFORMATION
    OLD POINT FINANCIAL CORPORATION
    Consolidated Balance Sheets                                           June 30,            December 31,
    (Unaudited)                                                             1999                   1998
    -------------------------------------------------------------------------------------------------------
    Assets

    Cash and due from banks..................................          $11,160,308             $10,200,201
    Interest bearing balances due from banks.................               60,747                 110,638
    Securities available for sale, at market.................           88,032,159              82,568,024
    Securities to be held to maturity........................           48,432,264              54,919,340
    Trading account securities...............................                    0                       0
    Federal funds sold.......................................            1,361,831               6,577,903
    Loans, total (excluding unearned income).................          260,303,309             235,865,038
        Less reserve for loan losses.........................            2,859,191               2,854,952
                                                                    ---------------         ---------------
            Net loans........................................          257,444,118             233,010,086
    Bank premises and equipment..............................           13,298,437              12,051,677
    Other real estate owned..................................              413,864                 483,864
    Other assets.............................................            4,991,140               4,195,963
                                                                    ---------------         ---------------
         Total assets........................................         $425,194,868            $404,117,696
                                                                    ===============         ===============


    Liabilities

    Noninterest-bearing deposits.............................          $66,476,614             $65,335,643
    Savings deposits.........................................          124,806,274             121,681,505
    Time deposits............................................          161,192,915             156,395,329
                                                                    ---------------         ---------------
       Total deposits........................................          352,475,803             343,412,477
    Federal funds purchased and securities sold under
        agreement to repurchase..............................           21,923,435              19,128,382
    Federal Home Loan Bank Advances                                      5,000,000                       0
    Interest-bearing demand notes issued to the United States
       Treasury and other liabilities for borrowed money.....            4,009,934                 348,057
    Other liabilities........................................            1,520,228               1,215,785
                                                                    ---------------         ---------------
       Total liabilities.....................................          384,929,400             364,104,701


    Stockholders' Equity

    Common stock, $5.00 par value............................           12,883,540              12,877,220

                                   1999       1998

        Shares authorized........6,000,000  6,000,000
        Shares outstanding...... 2,576,708  2,575,444
    Surplus..................................................           10,052,975              10,020,066
    Undivided profits........................................           18,075,368              16,284,552
    Unrealized gain/(loss) on securities ....................             (746,415)                831,157
                                                                    ---------------         ---------------
        Total stockholders' equity...........................           40,265,468              40,012,995
                                                                    ---------------         ---------------
        Total liabilities and stockholders' equity...........         $425,194,868            $404,117,696
                                                                    ===============         ===============
                                                                                        -1-
      See accompanying notes


 ------------------------------------------------------------------------------------------------------------------------------
 OLD POINT FINANCIAL CORPORATION                                      Three Months Ended                   Six Months Ended
 Consolidated Statements of Earnings                                      June 30,                             June 30,
 (Unaudited)                                                        1999               1998             1999              1998
 ------------------------------------------------------------------------------------------------------------------------------
 Interest Income

 Interest and fees on loans........................           $5,293,175         $5,123,567      $10,408,290       $10,046,890
 Interest on federal funds sold....................               30,939            141,119           92,339           323,275
 Interest on securities:
    Taxable........................................            1,251,604          1,364,267        2,522,704         2,489,948
    Exempt from federal income tax.................              677,283            396,024        1,312,023           768,673
 Interest on trading account securities............                    0                  0                0                 0
                                                          ---------------------------------------------------------------------
       Total interest on securities................            1,928,887          1,760,291        3,834,727         3,258,621
                                                          ---------------------------------------------------------------------
     Total interest income.........................            7,253,001          7,024,977       14,335,356        13,628,786

 Interest Expense

 Interest on savings deposits......................              932,676            856,052        1,828,639         1,608,267
 Interest on time deposits.........................            2,143,927          2,028,975        4,268,727         3,944,326
 Interest on federal funds purchased and securities
   sold under agreement to repurchase..............              235,626            222,751          473,966           456,452
 Interest on Federal Home Loan Bank advances.......               51,869                  0           51,869                 0
 Interest on demand notes (note balances) issued to
  United States Treasury and on other borrowed money              20,038             25,036           36,857            52,846
                                                          ---------------------------------------------------------------------
     Total interest expense........................            3,384,136          3,132,814        6,660,058         6,061,891

 Net interest income...............................            3,868,865          3,892,163        7,675,298         7,566,895
 Provision for loan losses.........................              150,000            200,000          300,000           350,000
                                                             ---------------------------------------------------------------------
 Net interest income after provision for loan losses           3,718,865          3,692,163        7,375,298         7,216,895

 Other Income

 Income from fiduciary activities..................              599,850            449,850        1,109,700           899,700
 Service charges on deposit accounts...............              552,167            474,047        1,077,500           906,773
 Other service charges, commissions and fees.......              156,207            143,865          363,133           344,054
 Other operating income............................               51,516            112,221          134,973           201,004
 Income from trading account.......................                    0                  0                0                 0
 Security gains (losses)...........................                    0                  9                0                 9
                                                          ---------------------------------------------------------------------
     Total other income............................            1,359,740          1,179,992        2,685,306         2,351,540

 Other Expenses

 Salaries and employee benefits....................            2,154,511          1,915,250        4,225,224         3,758,777
 Occupancy expense of Bank premises................              242,617            224,596          472,762           443,363
 Furniture and equipment expense...................              318,286            295,694          605,785           586,672
 Other operating expenses..........................              844,849            843,313        1,638,783         1,586,875
                                                          ---------------------------------------------------------------------
     Total other expenses..........................            3,560,263          3,278,853        6,942,554         6,375,687
                                                          ---------------------------------------------------------------------
 Income before taxes...............................            1,518,342          1,593,302        3,118,050         3,192,748
 Applicable income taxes ..........................              282,700            424,600          634,000           851,100
                                                          ---------------------------------------------------------------------
 Net income........................................           $1,235,642         $1,168,702      $ 2,484,050       $ 2,341,648
                                                         =====================================================================

 Per Share

 Based on weighted average number of
   common shares outstanding.......................            2,576,377          2,567,394        2,576,103         2,566,793
 Basic Earnings per Share                                          $0.48              $0.46            $0.96             $0.91
 Diluted Earnings per Share                                         0.48               0.45             0.96              0.90

   -------------------------------------------------------------------------------------------------
   OLD POINT FINANCIAL CORPORATION                                              Six Months Ended
   Consolidated Statements of Cash Flows                                             June 30,
   (Unaudited)                                                                1999             1998
   -------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income....................................................    $   2,484,050   $    2,341,648
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................          531,145          482,632
     Provision for loan losses...................................          300,000          350,000
     (Gains) loss on sale of investment securities, net..........                0               (9)
     Net amortization & accretion of securities .................           44,931           77,038
     Net (increase) decrease in trading account..................                0                0
     (Increase) in other real estate owned.......................         (215,056)        (296,909)
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)................           17,512         (818,817)
     Increase (decrease) in other liabilities....................          304,443          395,940
                                                                       ------------    -------------
       Net cash provided by operating activities.................        3,467,025        2,531,523

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ....................................      (22,912,251)     (53,989,103)
     Proceeds from maturities & calls of securities .............       21,500,000       23,543,450
     Proceeds from sales of available - for - sale securities....                0                0
     Proceeds from sales of held - to - maturity securities......                0                0
     Loans made to customers.....................................      (83,237,793)     (70,763,610)
     Principal payments received on loans........................       58,503,760       64,724,164
     Proceeds from sales of other real estate owned..............          285,056          465,910
     Purchases of premises and equipment.........................       (1,777,905)      (2,194,621)
     (Increase) decrease in federal funds sold...................        5,216,072       (2,450,231)
                                                                       ------------    -------------
       Net cash provided by (used in) investing activities.......      (22,423,061)     (40,664,041)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits........        1,140,971        8,049,071
     Increase (decrease) in savings deposits.....................        3,124,769       11,931,857
     Proceeds from the sale of certificates of deposit...........       21,650,490       29,992,267
     Payments for maturing certificates of deposit...............      (16,852,904)     (15,698,706)
     Increase (decrease) in federal funds purchased &
      repurchase agreements......................................        2,795,053        3,202,625
     Increase (decrease) in other borrowed money.................        8,661,877           (4,852)
     Proceeds from issuance of common stock......................           15,819           29,250
     Dividends paid..............................................         (669,823)        (564,691)
                                                                       ------------    -------------
       Net cash provided by financing activities.................       19,866,252       36,936,821

       Net increase (decrease) in cash and due from banks........          910,216       (1,195,697)
       Cash and due from banks at beginning of period............       10,310,839       12,208,408
                                                                       ------------    -------------
       Cash and due from banks at end of period..................    $  11,221,055   $   11,012,711
                                                                       ============    =============

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..................................................       $6,623,481       $5,931,609
       Income taxes..............................................          650,000          900,000



                                                                   -3-

   ----------------------------------------------------------------------------------------------------------------------
   OLD POINT FINANCIAL CORPORATION
   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   (Unaudited)                                                                                Accumulated
                                                                                                 Other          Total
                                        Common Stock      Par        Capital     Retained    Comprehensive  Stockholder's
                                           Shares        Value       Surplus     Earnings     Income(Loss)     Equity
   ----------------------------------------------------------------------------------------------------------------------

   FOR SIX MONTHS ENDED JUNE 30, 1999
   Balance at beginning of period.....     2,575,444  $12,877,220  $10,020,066  $16,284,552        $831,157  $40,012,995
   Comprehensive Income
     Net income.......................             0            0            0    2,484,050               0    2,484,050
     Increase (decrease) in unrealized
     gain on investment securities....             0            0            0            0      (1,577,572)  (1,577,572)
                                        ---------------------------------------------------------------------------------
     Total Comprehensive Income                                                   2,484,050      (1,577,572)     906,478

   Sale of common stock...............         1,264        6,320       32,909      (23,410)              0       15,819
   Cash dividends............... .....             0            0            0     (669,824)              0     (669,824)
                                        ---------------------------------------------------------------------------------

   Balance at end of period...........     2,576,708  $12,883,540  $10,052,975  $18,075,368       ($746,415) $40,265,468



   FOR SIX MONTHS ENDED JUNE 30, 1998
   Balance at beginning of period.....     2,566,172  $12,830,860   $9,693,301  $13,097,716        $710,591  $36,332,468
   Comprehensive Income
     Net income.......................             0            0            0    2,341,648               0    2,341,648
     Increase (decrease) in unrealized
     gain on investment securities....             0            0            0            0         (92,470)     (92,470)
     Total Comprehensive Income                                                   2,341,648         (92,470)   2,249,178
                                        ---------------------------------------------------------------------------------

   Sale of common stock...............         1,600        8,000       53,000      (31,750)              0       29,250
   Cash dividends............... .....             0            0            0     (564,691)              0     (564,691)
                                        ---------------------------------------------------------------------------------

   Balance at end of period...........     2,567,772  $12,838,860   $9,746,301  $14,842,923        $618,121  $38,046,205


      See accompanying notes                                            -4-

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

    -----------------------------------------------------------------------------------------
    OLD POINT FINANCIAL CORPORATION
    Parent only Balance Sheets                                    June 30,     December 31,
    (Unaudited)                                                       1999             1998
    -----------------------------------------------------------------------------------------
    Assets
    Cash in bank..........................................  $       45,422   $      293,695
    Investment Securities.................................       1,903,138        2,107,380
    Total Loans...........................................               0                0
    Investment in Subsidiaries............................      38,303,476       37,597,430
    Equipment.............................................               0                0
    Other assets..........................................          15,932           14,490
                                                              -------------    -------------
    Total Assets..........................................  $   40,267,968   $   40,012,995
                                                              =============    =============
    Liabilities and Stockholders' Equity
    Total Liabilities.....................................  $        2,500   $            0
    Stockholders' Equity..................................      40,265,468       40,012,995
                                                              -------------    -------------
    Total Liabilities & Stockholders' Equity..............  $   40,267,968   $   40,012,995
                                                              =============    =============


    ---------------------------------------------------------------------------------------------------------------------
    OLD POINT FINANCIAL CORPORATION                                     Three Months Ended:          Six Months Ended:
    Parent only Income Statements                                            June 30,                      June 30,
    (Unaudited)                                                       1999             1998           1999          1998
    ---------------------------------------------------------------------------------------------------------------------
    Income
    Cash dividends from Subsidiary........................  $      350,000   $      300,000    $ 1,210,000   $   600,000
    Interest and fees on loans............................               0                0              0             0
    Interest income from investment securities............          23,758           25,400         49,865        51,880
    Gains (losses) from sale of investment securities.....               0                0              0             0
    Other income..........................................               0                0              0             0
                                                              -----------------------------------------------------------
    Total Income..........................................         373,758          325,400      1,259,865       651,880

    Expenses
    Salaries and employee benefits........................               0                0              0             0
    Other expenses........................................           7,168           11,219         29,833        33,007
                                                              -----------------------------------------------------------
    Total Expenses........................................           7,168           11,219         29,833        33,007
    Income before taxes & undistributed
        net income of subsidiaries........................         366,590          314,181      1,230,032       618,873

    Income tax............................................           5,500            4,600          6,800         6,100
    Net income before undistributed                           -----------------------------------------------------------
      net income of subsidiaries..........................         361,090          309,581      1,223,232       612,773
    Undistributed net income of subisdiaries..............         874,552          859,121      1,260,818     1,728,875
                                                              -----------------------------------------------------------
    Net Income............................................  $    1,235,642   $    1,168,702    $ 2,484,050   $ 2,341,648
                                                              ===========================================================


    -----------------------------------------------------------------------------------------
    OLD POINT FINANCIAL CORPORATION                                    Six Months Ended:
    Parent only Statements of Cash Flows                                   June 30,
    (Unaudited)                                                       1999             1998
    -----------------------------------------------------------------------------------------
    Cash Flows from Operating Activities:
    Net Income............................................  $    2,484,050   $    2,341,648
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income of subsidiary......      (1,260,818)      (1,728,875)
      Depreciation........................................               0                0
        Gains(losses) on sale of securities [net].........               0                0
        (Increase) Decrease in other assets...............               0                0
        Increase (decrease in other liabilities)..........           2,500            6,100
                                                              -------------    -------------
    Net cash provided by operating activities.............       1,225,732          618,873

    Cash flows from investing activities:
    (Increase)decrease in investment securities...........         200,000         (250,000)
    Investment in subsidiaries............................      (1,020,000)               0
    Sale of equipment.....................................               0                0
    Repayment of loans by customers.......................               0                0
                                                              -------------    -------------
    Net cash provided by investing activities.............        (820,000)         (250,000)

    Cash flows from financing activities:
    Proceeds from issuance of common stock................          15,819           29,250
    Dividends paid........................................        (669,823)        (564,690)
                                                              -------------    -------------
    Net cash provided by financing activities.............        (654,004)        (535,440)

    Net increase (decrease) in cash & due from banks......        (248,273)        (166,567)

    Cash & due from banks at beginning of period..........         293,695          289,230
                                                              -------------    -------------
    Cash & due from banks at end of period................  $       45,422   $      122,663
                                                              =============    =============

Item 2.

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Earnings Summary
      Net income for the second quarter of 1999 increased 5.7% to $1,235,642 from $1,168,702 for the comparable period in 1998.
Basic earnings per share were $0.48 in the second quarter of 1999 compared with $0.46 in 1998.

      For the six months ended June 30, 1999 net income increased 6.1% to $2,484,050 from $2,341,648 in 1998. Basic earnings per share were $.96 for the first six months of 1999 compared with $.91 in 1998.

     Return on average assets was 1.18% for the second quarter of
1999  and  1.24%  for the comparable period in 1998.   Return  on
average equity was 12.06% for the second quarter of 1999 and 12.36% for the second quarter of 1998.

      For  the six months ended June 30, 1999 and 1998 return  on
average  assets  was  1.20% and 1.28%  respectively.   Return  on
average equity was 12.13% in 1999 and 12.50% in 1998.

Net Interest Income
      Net interest income, on a fully tax equivalent basis, increased $126 thousand, or 3.1%, for the second quarter of 1999 over 1998. Average earning assets increased 11.2% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased from 4.62% in 1998 to 4.28% in 1999.

     For the six months ended June 30, 1999 net interest income increased $390 thousand, or 4.9%, over the comparable period in 1998. Comparing the first six months of 1999 to 1998, average loans increased $24.3 million or 10.9% while investment securities increased $28.2 million or 25.5%. Average earning assets increased 13.0% and the net interest yield decreased from 4.63% in 1998 to 4.30% in 1999.

     Interest expense increased $264 thousand or 8.4% in the second quarter of 1999 from the second quarter of 1998, interest bearing liabilities increased $33.0 million or 11.7 % in the second quarter of 1999 over the same period in 1998.

For the six months ended June 30, 1999 interest expense increased
$598 thousand, or 9.9% over the same period in 1998. The cost of funding those liabilities decreased 13 basis points from 1998.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

   ---------------------------------------------------------------------------------------------------------------------
   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS                                           For the quarter ended June 30,
   (Fully taxable equivalent basis) *                                1999                               1998
   ---------------------------------------------------------------------------------------------------------------------
                                                                            Average                            Average
                                                                 Interest    Rates                  Interest    Rates
                                                      Average    Income/    Earned/      Average    Income/    Earned/
   Dollars in thousands                               Balance    Expense      Paid       Balance    Expense      Paid
   ---------------------------------------------------------------------------------------------------------------------
   Loans (net of unearned income)**...............    $254,178     $5,313      8.36%     $225,381     $5,140       9.12%
   Investment securities:
     Taxable......................................      83,276      1,252      6.01%       89,990      1,364       6.06%
     Tax-exempt...................................      56,138      1,026      7.31%       30,637        600       7.83%
                                                    --------------------------------------------------------------------
       Total investment securities................     139,414      2,278      6.54%      120,627      1,964       6.51%
   Federal funds sold.............................       2,344         31      5.29%        9,910        141       5.69%
                                                    --------------------------------------------------------------------
     Total earning assets.........................    $395,936     $7,622      7.70%     $355,918     $7,245       8.14%


   Time and savings deposits:
     Interest-bearing transaction accounts........      $3,947        $23      2.33%      $19,963       $109       2.18%
     Money market deposit accounts................      94,088        718      3.05%       67,413        567       3.36%
     Savings accounts.............................      27,960        191      2.73%       26,575        181       2.72%
     Certificates of deposit, $100,000 or more....      31,502        446      5.66%       25,451        338       5.31%
     Other certificates of deposit................     130,234      1,698      5.22%      120,544      1,690       5.61%
                                                    --------------------------------------------------------------------
       Total time and savings deposits............     287,731      3,076      4.28%      259,946      2,885       4.44%
   Federal funds purchased and securities sold
     under agreement to repurchase................      21,864        236      4.32%       20,173        223       4.42%
   Federal Home Loan Bank advances................       3,889         52      5.35%            0          0       0.00%
   Other short term borrowings....................       2,034         20      3.93%        2,035         25       4.91%
                                                    --------------------------------------------------------------------
     Total interest bearing liabilities...........    $315,518      3,384      4.29%     $282,154      3,133       4.44%

   Net interest income/yield......................                 $4,238      4.28%                  $4,112       4.62%

   ---------------------------------------------------------------------------------------------------------------------
                                                    For the six months ended June 30,
                                                          1999                                          1998
   ---------------------------------------------------------------------------------------------------------------------
                                                                            Average                            Average
                                                                 Interest    Rates                  Interest    Rates
                                                      Average    Income/    Earned/      Average    Income/    Earned/
   Dollars in thousands                               Balance    Expense      Paid       Balance    Expense      Paid
   ---------------------------------------------------------------------------------------------------------------------
   Loans (net of unearned income)**...............    $247,768    $10,444      8.43%     $223,421    $10,081       9.02%
   Investment securities:
     Taxable......................................      84,347      2,523      5.98%       81,487      2,490       6.11%
     Tax-exempt...................................      54,311      1,988      7.32%       29,001      1,165       8.03%
                                                    --------------------------------------------------------------------
       Total investment securities................     138,658      4,511      6.51%      110,488      3,655       6.62%
   Federal funds sold.............................       3,690         92      4.99%       11,455        323       5.64%
                                                    --------------------------------------------------------------------
     Total earning assets.........................    $390,116    $15,047      7.71%     $345,364    $14,059       8.14%


   Time and savings deposits:
     Interest-bearing transaction accounts........      $3,936        $46      2.34%      $19,999       $213       2.13%
     Money market deposit accounts................      92,927      1,411      3.04%       63,399      1,037       3.27%
     Savings accounts.............................      27,318        371      2.72%       26,321        358       2.72%
     Certificates of deposit, $100,000 or more....      29,332        810      5.52%       24,823        696       5.61%
     Other certificates of deposit................     131,308      3,459      5.27%      117,692      3,249       5.52%
                                                    --------------------------------------------------------------------
       Total time and savings deposits............     284,821      6,097      4.28%      252,234      5,553       4.40%
   Federal funds purchased and securities sold
     under agreement to repurchase................      22,372        474      4.24%       19,992        456       4.56%
   Federal Home Loan Bank advances................       1,945         52      5.35%            0          0       0.00%
   Other short term borrowings....................       1,633         37      4.53%        1,928         53       5.50%
                                                    --------------------------------------------------------------------
     Total interest bearing liabilities...........    $310,771      6,660      4.29%     $274,154      6,062       4.42%

   Net interest income/yield......................                 $8,387      4.30%                  $7,997       4.63%


   *    Tax equivalent yields based on 34% tax rate.
   **  Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis

Provision/Allowance for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio.

     The provision for loan losses was $300,000 for the first six months of 1999, down from $350,000 in the comparable period in 1998. Loans charged off (net of recoveries) were $295,762 compared with loans charged off (net of recoveries) of $373,068 in the first six months of 1998. On an annualized basis net loan charge-offs were 0.23% of total loans for the first half of 1999 compared with .33% for the same period in 1998.

      On June 30, 1999 nonperforming assets totaled $570 thousand compared with $1.1 million on June 30, 1998. The June 1999 total consisted of $60 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $156 thousand in nonaccrual loans. The June 1998 total consisted of $251 thousand in foreclosed real estate, $354 thousand in a former branch site, and $466 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $679 thousand as of June 30, 1999 compared with $670 thousand as of June 30, 1998. The allowance for loan losses on June 30, 1999 was $2.9 million compared with $2.6 million on June 30, 1998. It represented a multiple of 5.1 times nonperforming assets and 18.6 times nonperforming loans. The allowance for loan losses on June 30, 1999 was 1.10% of loans compared to 1.16% at June 30, 1998.

Other Income
      For  the  second  quarter of 1999  other  income  increased
$179,748, or 15.2%, and for the six months ended June 30, 1999 other income increased $334 thousand or 14.2%. In both periods, the increase in income is attributed to an increase in fiduciary income as well as higher deposit service charge income. ATM and debit card income were also higher. The higher deposit fee income increased mainly due to a fee increase in the fourth quarter of 1998.

Other Expenses
     For the second quarter of 1999 other expenses increased $281 thousand or 8.6% over the second quarter of 1998. For the six months ending June 1999 other expenses increased $567 thousand
or 8.9% over the same period  in 1998.   These  increases are due
to higher cost associated with opening two new branch facilities. The costs include higher salary expense to staff
the  new  facilities   and   higher depreciation costs for buildings
and furniture.

Assets
      At June 30, 1999 total assets were $425.2 million, up 5.2% from $404.1 million at December 31, 1998. Total loans grew $24.4 million, or 10.4% and investment securities and federal funds sold decreased by $6.2 million, or 4.3%, in 1999. Total deposits increased $9.1 million, or 2.6% in 1999 and demand note balances to the United States Treasury increased $3.6 million from year-end 1998.

The Company purchased and opened a new facility in Chesapeake, VA and will be opening a new branch in Norge, VA in August 1999.
The Company completed a spin-off of its Trust Division creating the Old Point Trust and Financial Services, N. A. a wholly owned subsidiary of the Company in April 1999.

Capital Resources

      The Company's capital position remains strong as evidenced by the regulatory capital measurements. At June 30, 1999 the Tier I capital ratio was 14.39%, the total capital ratio was 15.40% and the leverage ratio was 9.73%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Liquidity and Interest Sensitivity
      Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As loan demand increases, liquidity will be provided by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds, demand note to the US Treasury and Federal Home Loan Bank advances.

      The Company was liability sensitive as of June 30, 1999. There were $140.4 million more in liabilities than assets subject to repricing within three months. Net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits totaling $124.8 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 13 reflects the earlier of the maturity or repricing data for various assets and liabilities as of June 30, 1999.

Effects of Inflation
      Management believes that the key to achieving satisfactory performance in an inflationary environment is its ability to maintain or improve its net interest margin and to generate additional fee income. The Company's policy of investing in and funding with interest sensitive assets and liabilities is intended to reduce the risks inherent in a volatile inflationary economy.

Year 2000
      The "Year 2000" problem relates to the fact that many computer programs use two digits to define a year and assume that the century is 1900. Therefore, these programs will not recognize the turn of the century. For example, the year 1998 is defined as "98" and the year 2003 is defined as "03". Because the assumed century is 1900 computers recognize the year 2003, defined as "03", as 1903. The Company is aware of the Year 2000 problem and has taken action to ensure that all of its computer hardware and software are Year 2000 compliant.

The Company has substantially completed a five phase plan which conforms to the standards established by the Federal Financial Institutions Examination Council (FFIEC). The plan includes testing all software and hardware owned by the Company for Year 2000 compliance. The core application for processing loans, deposits and general ledger has been successfully tested by the vendor Fiserv. The Company has also successfully tested the core application. Any hardware or software that was not Year 2000 compliant was replaced and new purchases are tested for Year 2000 compliance.
                            11

The  Office of the Comptroller of the Currency is responsible for
examining  the Bank for compliance to regulatory standards.   The
internal audit department has completed a review to determine the Bank's compliance with the FFIEC's five phase plan.

The Company has substantially completed the capital expenditures and operating costs associated with Year 2000 compliance. The Company spent approximately $750 thousand in operating expenses to upgrade and/or replace computer systems. In addition, the Company spent approximately $250 thousand in operating expenses to test and implement the Year 2000 plan.

    -----------------------------------------------------------------------------------------------
    INTEREST SENSITIVITY ANALYSIS
    As of June 30, 1999                                                MATURITY
    (in thousands)                               Within         4-12       1-5    Over 5
                                               3 Months       Months     Years     Years     Total
    -----------------------------------------------------------------------------------------------
    Uses of funds

    Federal funds sold.....................       1,362            0         0         0     1,362
    Taxable investments....................       7,748            0    46,858    25,877    80,483
    Tax-exempt investments.................           0          682     6,363    48,936    55,981
                                             ------------------------------------------------------
      Total investments....................       9,110          682    53,221    74,813   137,826

    Loans:
      Commercial...........................      21,370        2,816    44,528     3,352    72,066
      Tax-exempt...........................         745           66       159     2,029     2,999
      Installment..........................       3,708        2,488    49,665     6,206    62,067
      Real estate..........................      18,881        6,734    62,963    33,704   122,282
      Other................................         356            0       533         0       889
                                             ------------------------------------------------------
    Total loans............................      45,060       12,104   157,848    45,291   260,303
                                             ------------------------------------------------------
    Total earning assets...................      54,170       12,786   211,069   120,104   398,129


    Sources of funds

    Interest checking deposits.............       3,773            0         0         0     3,773
    Money market deposit accounts..........      93,056            0         0         0    93,056
    Regular savings accounts...............      27,977            0         0         0    27,977
    Certificates of deposit................
      $100,000 or more.....................       8,269       13,110     8,756         0    30,135
    Other time deposits....................      35,558       56,002    39,498         0   131,058
    Federal funds purchased and
      securities sold under
      agreements to repurchase.............      21,923            0         0         0    21,923
    Other borrowed money...................       4,000            0     5,010         0     9,010
                                             ------------------------------------------------------
    Total interest bearing liabilities.....     194,556       69,112    53,264         0   316,932


    Rate sensitivity GAP...................    (140,386)     (56,326)  157,805   120,104    81,197

    Cumulative GAP.........................    (140,386)    (196,712)  (38,907)   81,197

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
              (a) Exhibits

                  None

              (b) No reports on Form 8-K were filed during the
                  second quarter of 1999.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                        August 13, 1999




     By:  /s/ Robert F. Shuford

          Robert F. Shuford
          President and Director
          Principal Executive Officer








     By:  /s/ Louis G. Morris

          Louis G. Morris
          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer