Form 10-Q
period 1999-09-30
OLD POINT FINANCIAL CORP
filed 1999-11-15
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period Ended September 30, 1999
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
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


State the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1999.

           Class             Outstanding at  October 31, 1999

          Common Stock,       $5.00 par value 2,581,822 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX


                 PART I - FINANCIAL INFORMATION
                                                             Page
Item 1. Financial Statements.........................................1

     Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998...........1

     Consolidated Statement of Earnings
            Three months ended September 30, 1999 and 1998...........2
          Nine months ended September 30, 1999 and 1998..............2

     Consolidated Statement of Cash Flows
             Nine months ended September 30, 1999 and 1998...........3

     Consolidated Statements of Changes in Stockholders' Equity
             Nine months ended September 30, 1999 and 1998...........4

     Notes to Consolidated Financial Statements......................5

            Parent Only Balance Sheets
                   September 30, 1999 and December 31, 1998..........6

              Parent Only Statement of Earnings
                     Three months ended September 30, 1999 and 1998..6 Nine months ended September 30, 1999 and 1998...6

              Parent Only Statement of Cash Flows
                     Three months ended September 30, 1999 and 1998..7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................8

          Analysis of Changes in Net Interest Income.................9

          Interest Sensitivity Analysis.............................13


                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................14

                              (i)

   -----------------------------------------------------------------------------------
   OLD POINT FINANCIAL CORPORATION                              September 30,     December 31,
   Consolidated Balance Sheets                             1999              1998
   Unaudited                                                 (Dollars in Thousands)
   -----------------------------------------------------------------------------------
   Assets
   Cash and due from banks........................       $8,358,617       $10,310,839
   Investments:
     Securities available for sale, at market.....       83,328,553        82,568,024
     Securities to be held to maturity............       49,933,230        54,919,340
   Trading account securities.....................                0                 0
   Federal funds sold.............................        9,166,493         6,577,903
   Loans, total ..................................      270,248,553       235,865,038
       Less reserve for loan losses...............        2,969,430         2,854,952
                                                       -------------     -------------
           Net loans..............................      267,279,123       233,010,086
   Bank premises and equipment....................       13,758,390        12,051,677
   Other real estate owned........................          413,864           483,864
   Other assets...................................        5,345,690         4,195,963
                                                       -------------     -------------
        Total assets..............................     $437,583,960      $404,117,696
                                                       =============     =============


   Liabilities

   Noninterest-bearing deposits...................      $68,036,446       $65,335,643
   Savings deposits...............................      124,923,457       121,681,505
   Time deposits..................................      168,345,060       156,395,329
                                                       ------------      ------------
      Total deposits..............................      361,304,963       343,412,477
   Federal funds purchased and securities sold
       under agreement to repurchase..............       20,626,805        19,128,382
   Federal Home Loan Bank Advances................        9,000,000                 0
   Interest-bearing demand notes issued to the
      United States Treasury and other
      liabilities for borrowed money..............        4,007,227           348,057
   Other liabilities..............................        1,987,532         1,215,785
                                                       ------------      ------------
      Total liabilities...........................      396,926,527       364,104,701

   Stockholders' Equity

   Common stock, $5.00 par value..................       12,909,110        12,877,220

                            1999        1998

       Shares authorized..6,000,000   6,000,000
       Shares outstanding.2,581,822   2,575,444
   Surplus........................................       10,157,505        10,020,066
   Undivided profits..............................       18,938,701        16,284,552
   Unrealized gain/(loss) on securities...........       (1,347,883)          831,157
                                                        -----------      ------------
       Total stockholders' equity.................       40,657,433        40,012,995

       Total liabilities and stockholders' equity.     $437,583,960      $404,117,696
                                                       =============     =============




                                                1

   ----------------------------------------------------------------------------------------------------------
   OLD POINT FINANCIAL CORPORATION                        Three Months Ended             Nine Months Ended
   Consolidated Statements of Earnings                       September 30,                 September 30,
   Unaudited                                                1999       1998               1999         1998
   ----------------------------------------------------------------------------------------------------------
                                                        (Dollars in Thousands except per share amounts)
   Interest Income
   Interest and fees on loans.....................      $5,545,428 $5,065,052        $15,953,718  $15,111,942
   Interest on federal funds sold.................          39,109    132,098            131,448      455,373
   Interest on securities:
      Taxable.....................................       1,213,301  1,406,532          3,736,005    3,896,480
      Exempt from Federal income tax..............         687,098    462,728          1,999,121    1,231,401
   Interest on trading account....................               0          0                  0            0
                                                        ---------------------        ------------------------
                                                         1,900,399  1,869,260          5,735,126    5,127,881
                                                        ---------------------        ------------------------

       Total interest income......................       7,484,936  7,066,410         21,820,292   20,695,196

   Interest Expense

   Interest on savings deposits...................         960,832    888,466          2,789,471    2,496,733
   Interest on time deposits......................       2,184,869  2,118,854          6,453,596    6,063,180
   Interest on federal funds purchased and
    securities sold under agreement to repurchase.         242,744    301,014            716,710      757,466
   Interest on Federal Home Loan Bank Advances....         127,471          0            179,340            0
   Interest on demand notes (note balances)
    issued to the United States Treasury and on
    other borrowed  money.........................          20,608     21,562             57,465       74,408
                                                        ---------------------        ------------------------
       Total interest expense.....................       3,536,524  3,329,896         10,196,582    9,391,787

   Net interest income............................       3,948,412  3,736,514         11,623,710   11,303,409
   Provision for loan losses......................         150,000    150,000            450,000      500,000
                                                        ---------------------        ------------------------
   Net interest income after provision
    for loan losses...............................       3,798,412  3,586,514         11,173,710   10,803,409

   Other Income

   Income from fiduciary activities...............         569,872    449,850          1,679,572    1,349,550
   Service charges on deposit accounts............         538,397    495,878          1,615,897    1,402,651
   Other service charges, commissions and fees....         151,924    153,124            515,057      497,178
   Other operating income.........................          63,182     74,621            198,155      275,625
   Security gains (losses)........................         (53,932)         0            (53,932)           9
   Trading account income.........................               0          0                  0            0
                                                        ---------------------        ------------------------
       Total other income.........................       1,269,443  1,173,473          3,954,749    3,525,013

   Other Expenses

   Salaries and employee benefits.................       2,133,266  1,960,710          6,358,490    5,719,487
   Occupancy expense of Bank premises.............         240,827    251,186            713,589      694,549
   Furniture and equipment expense................         321,879    289,313            927,664      875,985
   Other operating expenses.......................         794,200    760,652          2,432,983    2,347,527
                                                        ---------------------        ------------------------
       Total other expenses.......................       3,490,172  3,261,861         10,432,726    9,637,548
                                                        ---------------------        ------------------------
   Income before taxes............................       1,577,683  1,498,126          4,695,733    4,690,874
   Applicable income taxes .......................         346,400    343,000            980,400    1,194,100
                                                        ---------------------        ------------------------
   Net income.....................................      $1,231,283 $1,155,126        $3,715,333   $3,496,774
                                                        =====================        ========================


   Per Share

   Based on weighted average number of
     common shares outstanding....................       2,581,822 2,573,235          2,578,030    2,568,964
   Basic Earnings Per Share.......................           $0.48     $0.45              $1.44        $1.36
   Diluted Earnings Per Shares....................           $0.48     $0.45              $1.44        $1.36

                                                             2

   --------------------------------------------------------------------------------------------------
   OLD POINT FINANCIAL CORPORATION                                           Nine Months Ended
   Consolidated Statements of Cash Flows                                        September 30,
   (Unaudited)                                                              1999             1998
   --------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income....................................................     $   3,715,333   $    3,496,774
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................           807,531          717,882
     Provision for loan losses...................................           450,000          500,000
     (Gains) loss on sale of investment securities, net..........            53,932               (9)
     Net amortization & accretion of securities .................            63,821          121,766
     Net (increase) decrease in trading account..................                 0                0
     (Increase) in other real estate owned.......................          (275,056)        (296,909)
     (Increase) decrease in other assets
       (net of tax effect of FASB 115 adjustment)................           (27,191)      (1,193,989)
     Increase (decrease) in other liabilities....................           771,747          664,494
                                                                        ------------    -------------
       Net cash provided by operating activities.................         5,560,117        4,010,009

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities ....................................       (25,559,816)     (64,422,396)
     Proceeds from maturities & calls of securities .............        25,020,000       27,745,253
     Proceeds from sales of available - for - sale securities....         1,346,068                0
     Proceeds from sales of held - to - maturity securities......                 0                0
     Loans made to customers.....................................      (130,798,723)    (103,860,859)
     Principal payments received on loans........................        96,079,685       94,639,573
     Proceeds from sales of other real estate owned..............           345,056          586,910
     Purchases of premises and equipment.........................        (2,514,244)      (3,011,815)
     (Increase) decrease in federal funds sold...................        (2,588,590)          79,487
                                                                        ------------    -------------
       Net cash provided by (used in) investing activities.......       (38,670,564)     (48,243,847)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in non-interest bearing deposits........         2,700,803        5,784,968
     Increase (decrease) in savings deposits.....................         3,241,952       14,999,686
     Proceeds from the sale of certificates of deposit...........        41,097,830       49,570,250
     Payments for maturing certificates of deposit...............       (29,148,099)     (30,659,073)
     Increase (decrease) in federal funds purchased &
      repurchase agreements......................................         1,498,423        4,249,252
     Increase (decrease) in other borrowed money.................        12,659,170       (2,688,885)
     Proceeds from issuance of common stock......................           139,424          142,138
     Dividends paid..............................................        (1,031,279)        (899,222)
                                                                        ------------    -------------
       Net cash provided by financing activities.................        31,158,225       40,499,114

       Net increase (decrease) in cash and due from banks........        (1,952,222)      (3,734,724)
       Cash and due from banks at beginning of period............        10,310,839       12,208,408
                                                                        ------------    -------------
       Cash and due from banks at end of period..................     $   8,358,617   $    8,473,684
                                                                        ============    =============

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
       Interest..................................................     $  12,588,918   $    9,212,018
       Income taxes..............................................           900,000        1,350,000




   See accompanying notes
                               - 3 -

   -----------------------------------------------------------------------------------------------------------------------------
   OLD POINT FINANCIAL CORPORATION
   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   (Unaudited)
                                                                                                     Accumulated
                                                                                                        Other          Total
                                            Common Stock        Par        Capital      Retained    Comprehensive  Stockholder's
                                               Shares          Value       Surplus      Earnings     Income(Loss)     Equity
   -----------------------------------------------------------------------------------------------------------------------------

   FOR NINE MONTHS ENDED SEPTEMBER 31, 1999
   Balance at beginning of period......       2,575,444    $12,877,220   $10,020,066   $16,284,552     $   831,157  $40,012,995
   Comprehensive Income
     Net income........................               0              0             0     3,715,333               0    3,715,333
     Increase (decrease) in unrealized
     gain on investment securities.....               0              0             0             0      (2,179,040)  (2,179,040)
                                              ----------------------------------------------------------------------------------
     Total Comprehensive Income........                                                  3,715,333      (2,179,040)   1,536,293
   Sale of common stock................           6,378         31,890       137,439       (29,905)              0      139,424
   Cash dividends......................               0              0             0    (1,031,279)              0   (1,031,279)
                                              ----------------------------------------------------------------------------------
   Balance at end of period............       2,581,822    $12,909,110   $10,157,505   $18,938,701     ($1,347,883) $40,657,433




   FOR NINE MONTHS ENDED SEPTEMBER 31, 1998

   Balance at beginning of period......       2,566,172    $12,830,860   $ 9,693,301   $13,097,716     $    710,591 $36,332,468
   Comprehensive Income
     Net income........................               0              0             0     3,496,774               0    3,496,774
     Increase (decrease) in unrealized
     gain on investment securities.....               0              0             0             0         594,144      594,144
                                              ---------------------------------------------------------------------------------
     Total Comprehensive Income........                                                  3,496,774         594,144    4,090,918
   Sale of common stock................           8,472         42,360       303,565      (203,787)              0      142,138
   Cash dividends............... ......               0              0             0      (899,222)              0     (899,222)
                                              ---------------------------------------------------------------------------------
   Balance at end of period............       2,574,644    $12,873,220   $ 9,996,866   $15,491,481     $ 1,304,735  $39,666,302



   See accompany notes

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

2.   Basic earnings per common share outstanding are computed by dividing income by the weighted average number of
     outstanding common shares for each period presented.
     Diluted earnings per share are computed using the treasury stock method.
                                 5

---------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                               September 30,      December 31,
Unaudited)                                                      1999              1998
---------------------------------------------------------------------------------------------
Assets
Cash in bank...................................      $         33,935   $       293,695
Investment Securities..........................             2,050,000         2,107,380
Total Loans....................................                     0                 0
Investment in Subsidiaries.....................            38,565,748        37,597,430
Equipment......................................                     0                 0
Other assets...................................                 7,750            14,490
                                                      ---------------    --------------
Total Assets...................................      $     40,657,433   $    40,012,995
                                                      ===============    ==============

Liabilities and Stockholders' Equity
Total Liabilities..............................      $              0   $             0
Stockholders' Equity...........................            40,657,433        40,012,995
                                                      ---------------    --------------
Total Liabilities & Stockholders' Equity.......      $     40,657,433   $    40,012,995
                                                      ===============    ==============



----------------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                     Three Months Ended:         Nine Months Ended:
Parent only Income Statements                                         September 30,                 September 30,
(Unaudited)                                                       1999              1998              1999              1998
-----------------------------------------------------------------------------------------------------------------------------
Income
Cash dividends from Subsidiary....................      $        375,000   $       350,000    $    1,585,000   $      950,000
Interest and fees on loans........................                     0                 0                 0                0
Interest income from investment securities........                24,873            27,401            74,738           79,281
Gains (losses) from sale of investment securities.               (53,932)                0           (53,932)               0
Other income......................................                     0                 0                 0                0
                                                          --------------    --------------     -------------     ------------
Total Income......................................               345,941           377,401         1,605,806        1,029,281

Expenses
Salaries and employee benefits....................                     0                 0                 0                0
Other expenses....................................                 4,829            37,406            34,662           37,406
                                                          --------------    --------------     -------------    ------------
Total Expenses....................................                 4,829            37,406            34,662           37,406
                                                          --------------    --------------     -------------    ------------
Income before taxes & undistributed
    net income of subsidiary......................               341,112           339,995         1,571,144          991,875

Income tax........................................                 4,500             8,000            11,300           14,100
 Net income before undistributed
  net income of subsidiary........................               336,612           331,995         1,559,844          977,775
                                                          --------------    --------------     -------------    ------------
Undistributed net income of subisdiary............               894,671           790,124         2,155,489        2,518,999
                                                         ---------------    --------------     -------------    ------------

Net Income........................................      $      1,231,283   $     1,122,119    $    3,715,333   $    3,496,774

    ---------------------------------------------------------------------------------------------
    OLD POINT FINANCIAL CORPORATION                                    Nine Months Ended:
    Parent only Statements of Cash Flows                                  September 30,
    (Unaudited)                                                        1999              1998
    ---------------------------------------------------------------------------------------------
    Cash Flows from Operating Activities:
    Net Income..........................................      $      3,715,333   $     3,496,774
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Equity in undistributed income of subsidiary....            (2,155,489)       (2,518,999)
      Depreciation......................................                     0                 0
       (Gain) or loss on sale of assets.................                53,932                 0
        (Increase) decrease in other assets.............                (7,750)                0
        Increase (decrease) in other liabilities........                     0            14,100
                                                               ---------------    --------------
    Net cash provided by operating activities...........             1,606,026           991,875

    Cash flows from investing activities:
    Purchases of securities.............................            (1,500,000)                0
    Proceeds from sales of available-for-sale securities             1,346,068                 0
    Proceeds from sales of held- to-maturity securities.                     0                 0
    Payments for investments in and advances
    to susidiaries......................................            (1,020,000)                0
    Sale or repayment of investments in and advances
      to subsidiaries...................................               200,000          (250,000)
                                                               ---------------    --------------
    Net cash provided by investing activities...........              (973,932)         (250,000)

    Cash flows from financing activities:
    Proceeds from issuance of common stock..............               139,425           142,138
    Dividends paid......................................            (1,031,279)         (899,222)
                                                               ---------------    --------------
    Net cash provided by financing activities...........              (891,854)         (757,084)

    Net increase (decrease) in cash & due from banks....              (259,760)          (15,209)

    Cash & due from banks at beginning of period........               293,695           289,230
                                                               ---------------    --------------

    Cash & due from banks at end of period..............      $         33,935   $       274,021
                                                                ===============    ==============

                                                          7

Item 2.   MANAGEMENTS   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Summary
      Net  income for the third quarter of 1999 increased  7%  to
$1,231,283  from  $1,155,126 for the comparable period  in  1998.
Basic earnings per share were $0.48 in the third quarter of  1999 compared with $0.45 in 1998.

      For  the  nine months ended September 30, 1999  net  income
increased  6.25% to $3,715,333 from $3,496,774  in  1998.   Basic
earnings per share were $1.44 for the first nine months  of  1999 compared with $1.36 in 1998.

      Return on average assets was 1.15% for the third quarter of
1999  and  1.19%  for the comparable period in 1998.   Return  on
average equity was 12.10% for the third quarter of 1999 and 11.81% for the third quarter of 1998.

     For the nine months ended September 30, 1999 and 1998 return
on  average assets was 1.18% and 1.24% respectively.   Return  on
average equity was 12.12% in 1999 and 12.26% in 1998.

Net Interest Income
      Net interest income, on a fully tax equivalent basis, increased $330 thousand, or 8%, for the third quarter of 1999 over 1998. Average earning assets increased 11% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased from 4.37% in 1998 to 4.27% in 1999.

      For the nine months ended September 30, 1999 net interest income, on a fully tax equivalent basis, increased $720 thousand, or 6%, over the comparable period in 1998. Average earning assets increased 12% and the net interest yield decreased from 4.55% in 1998 to 4.30% in 1999. Loans increased $28 million and investment securities increased $22 million from the same period last year. A large percent of the increase was invested in tax exempt securities that have higher tax equivalent yields. Interest rates on deposits decreased 14 basis points during the first nine months of 1999 over the comparable period in 1998 while loan rates decreased 55 basis points during the same period. This contributed to the decrease in the net interest yield.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

   ---------------------------------------------------------------------------------------------------------------
   OLD POINT FINANCIAL CORPORATION
   NET INTEREST INCOME ANALYSIS                                    For the quarter ended September 30,
   (Fully taxable equivalent basis) *                              1999                          1998
   ---------------------------------------------------------------------------------------------------------------
                                                                        Average                         Average
                                                             Interest    Rates                Interest   Rates
                                                    Average   Income/   Earned/      Average  Income/   Earned/
   Dollars in thousands                             Balance   Expense    Paid        Balance  Expense    Paid
   ---------------------------------------------------------------------------------------------------------------
   Loans (net of unearned income)**..............  $264,172      5,566    8.43%     $228,335    5,082     8.90%
   Investment securities:***
     Taxable.....................................    80,152      1,213    6.05%       91,557    1,406     6.14%
     Tax-exempt..................................    57,372      1,041    7.26%       36,625      701     7.66%
                                                   --------------------             -----------------
       Total investment securities...............   137,524      2,254    6.56%      128,182    2,107     6.58%
   Federal funds sold............................     2,885         39    5.41%        9,252      132     5.71%
                                                   --------------------             -----------------
     Total earning assets........................  $404,581     $7,859    7.77%     $365,769   $7,321     8.01%

   Time and savings deposits:
     Interest-bearing transaction accounts.......    $3,973        $24    2.42%     $ 19,643     $108     2.20%
     Money market deposit accounts...............    94,555        741    3.13%       69,982      601     3.44%
     Savings accounts............................    28,495        197    2.77%       26,081      180     2.76%
     Certificates of deposit, $100,000 or more...    30,839        423    5.49%       26,677      385     5.77%
     Other certificates of deposit...............   132,216      1,762    5.33%      124,156    1,733     5.58%
                                                   --------------------             -----------------
       Total time and savings deposits...........   290,078      3,147    4.34%      266,539    3,007     4.51%
   Federal funds purchased and securities sold
     under agreement to repurchase...............    21,971        243    4.42%       24,314      301     4.95%
   Federal Home Loan Bank advances...............     9,548        127    5.32%            0        0     0.00%
   Other short term borrowings...................     1,704         20    4.69%        1,541       21     5.45%
                                                   --------------------             -----------------
     Total interest bearing liabilities..........  $323,301      3,537    4.38%     $292,394    3,329     4.55%

   Net interest income/yield.....................               $4,322    4.27%                $3,992     4.37%
                                                                 =====    =====                 =====     =====


   ----------------------------------------------------------------------------------------------------------------------

                                                                     For the nine months ended September 30,
                                                                 1999                                       1998
   ----------------------------------------------------------------------------------------------------------------------
                                                                        Average                         Average
                                                             Interest    Rates                Interest   Rates
                                                    Average   Income/   Earned/      Average  Income/   Earned/
   Dollars in thousands                             Balance   Expense    Paid        Balance  Expense    Paid
   ----------------------------------------------------------------------------------------------------------------------
   Loans (net of unearned income)**..............  $253,236    $16,010    8.43%     $225,059  $15,163     8.98%
   Investment securities:***
     Taxable.....................................    82,120      3,736    6.07%       84,174    3,896     6.17%
     Tax-exempt..................................    55,331      3,029    7.30%       31,542    1,866     7.89%
                                                   --------------------            ------------------
       Total investment securities...............   137,451      6,765    6.56%      115,716    5,762     6.64%
   Federal funds sold............................     3,442        131    5.07%       10,721      455     5.66%
                                                   --------------------            ------------------
     Total earning assets........................  $394,129    $22,906    7.75%     $351,496  $21,380     8.11%

   Time and savings deposits:
     Interest-bearing transaction accounts.......  $  3,948        $70    2.36%      $19,880     $321     2.15%
     Money market deposit accounts...............    93,470      2,152    3.07%       65,593    1,638     3.33%
     Savings accounts............................    27,710        568    2.73%       26,241      538     2.73%
     Certificates of deposit, $100,000 or more...    29,834      1,233    5.51%       25,441    1,081     5.67%
     Other certificates of deposit...............   131,610      5,221    5.29%      119,847    4,982     5.54%
                                                   -------------------            ------------------
       Total time and savings deposits...........   286,572      9,244    4.30%      257,002    8,560     4.44%
   Federal funds purchased and securities sold
     under agreement to repurchase...............    22,209        717    4.30%       21,419      757     4.71%
   Federal Home Loan Bank advances...............     4,479        179    5.33%            0        0     0.00%
   Other short term borrowings...................     1,657         57    4.59%        1,799       74     5.48%
                                                   --------------------            ------------------
     Total interest bearing liabilities..........  $314,917     10,197    4.32%     $280,220    9,391     4.47%

   Net interest income/yield.....................              $12,709    4.30%               $11,989     4.55%
                                                                ======    =====                 =====    =====

   * Tax equivalent yields based on 34% tax rate.
   ** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis
   *** All investment securities are reported at amortized cost for this schedule.

                                              9

Provision/Allowance for Loan Losses

      The provision for loan losses was $450,000 for the first nine months of 1999, down $50,000 over the comparable period in 1998. Loans charged off (net of recoveries) were $335,523 in the first nine months of 1999, compared with $425,215 for the same period in 1998. On an annualized basis net loan charge-offs were 0.17% of period end total loans for the first nine months of 1999 compared with 0.25% for the same period in 1998.

      On September 30, 1999 nonperforming assets totaled $555 thousand compared with $838 thousand on September 30, 1998. The September 1999 total consisted of $60 thousand in foreclosed real estate, $354 thousand in a former branch site, and $141 thousand in nonaccrual loans. The September 1998 total consisted of $130 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $354 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more decreased to $557 thousand as of September 30, 1999 compared with $1.18 million on September 30, 1998.

The allowance for loan losses on September 30, 1998 was $2.97 million. It represented a multiple of 5.35 times nonperforming assets and 21.06 times nonperforming loans. The allowance for loan losses on September 30, 1999 was 1.10% of loans compared to 1.19% at September 30, 1998.

Other Income
      Other income increased $95,970 or 8%, for the third quarter of 1999 over the same period in 1998. Income from fiduciary activities increased 27% and service charges on deposit accounts increased 8%. These areas were also the main contributors to the 1999 nine month increase of $429,736 or 12% from 1998.

Other Expenses
      Other expenses increased $228,311 or 7%, in the third quarter of 1999 over 1998. Salary and furniture & equipment expenses had the greatest impact on the increase in other expenses due to the opening of two new branches.

      For the nine months ended September 30, 1999 other expenses increased $795,178 or 8%, from 1998. As mentioned above the increase is primarily due to salaries and furniture & equipment expenses related to the opening of the two new offices.

Financial Condition
      At September 30, 1999 total assets were $437.6 million, up 8% from $404.1 million at December 31, 1998. Total loans grew $34.4 million, or 15% and investment securities decreased $4.2 million, or 3%, in 1999. Total deposits increased $17.9 million, or 5% in 1999 and demand note balances to the U. S. Treasury increased $3.67 million to $4.0 million from $333 thousand at year-end 1998.

Capital Resources
      The Company's capital position remains strong as evidenced by the regulatory capital measurements. At September 30, 1999 the Tier I capital ratio was 14.31%, the total capital ratio was 15.32% and the leverage ratio was 9.79%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.
                                 10

Liquidity and Interest Sensitivity
      Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As loan demand increases, liquidity will be provided by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds and demand note to the U.S. Treasury and Federal Home Loan Bank advances.

      The Company was liability sensitive as of September 30, 1999. There were $130 million more in liabilities than assets subject to repricing within three months. Net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits totaling $125 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of September 30, 1999.

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

General

      The Company opened two new branch offices in 1999.  One  in
Norge,  Virginia and one in Chesapeake, Virginia.   Additionally,
the Company is expanding its Woodland Road office.

Year 2000

The Company has been working on Year 2000 problem preparations for the past few years to ensure its hardware and software are Year 2000 compliant.

The Company has followed a five phase plan, which conforms to the standards established by the Federal Financial Institutions Examination Council (FFIEC). The plan includes testing all software and hardware owned by the Company for Year 2000 compliance. The core application for processing loans, deposits and general ledger has been successfully tested by the vendor Fiserv. The Company has also successfully tested the core application. Any hardware or software that was not Year 2000 compliant was replaced and new purchases are tested for Year 2000 compliance.

The  Office of the Comptroller of the Currency is responsible for
examining  the Bank for compliance to regulatory standards.   The
internal audit department has completed a review and determined the Bank complies with the FFIEC's five phase plan.

During the second quarter of 1999 the Company completed the capital expenditures and operating costs associated with Year 2000 compliance. The Company spent approximately $750 thousand to upgrade and/or replace computer systems. In addition, the Company spent approximately $250 thousand in operating expenses to test and implement the Year 2000 plan.

During the third quarter of 1999 the Company has been focusing its Year 2000 efforts on informing its customers about the safety of FDIC deposits and risks of potential Y2K scams. These efforts have taken the form of in house displays, statement stuffers and posts to the Company's web site, www.oldpoint.com. Additionally the Company is advertising with other local community banks.

    ----------------------------------------------------------------------------------
    INTEREST SENSITIVITY ANALYSIS
    As of September 30, 1999                              MATURITY
    (in thousands)                     Within      4-12       1-5    Over 5
                                      3 Months   Months     Years     Years     Total
    ----------------------------------------------------------------------------------
    Uses of funds
    Federal funds sold..............    9,166         0         0         0     9,166
    Taxable investments.............    4,780         0    46,435    25,291    76,506
    Tax-exempt investments..........      201     1,573     5,236    49,746    56,756
                                      --------  --------  --------  --------  --------
      Total investments.............   14,147     1,573    51,671    75,037   142,428

    Loans:
      Commercial....................   22,849     1,509    29,109     3,876    57,343
      Tax-exempt....................      824        43        25     2,021     2,913
      Installment...................    4,135     2,718    49,881     6,552    63,286
      Real estate...................   19,403     6,607    82,794    37,070   145,874
      Other.........................      300         0       533         0       833
                                      --------  --------  --------  --------  --------
    Total loans.....................   47,511    10,877   162,342    49,519   270,249
                                      --------  --------  --------  --------  --------
    Total earning assets............   61,658    12,450   214,013   124,556   412,677


    Sources of funds

    Interest checking deposits......    3,673         0         0         0     3,673
    Money market deposit accounts...   92,856         0         0         0    92,856
    Regular savings accounts........   28,394         0         0         0    28,394
    Certificates of deposit.........
      $100,000 or more..............    6,916    17,882     9,196         0    33,994
    Other time deposits.............   33,214    56,701    44,436         0   134,351
    Federal funds purchased and
      securities sold under
      agreements to repurchase......   20,627         0         0         0    20,627
    Other borrowed money............    6,000         0     7,007         0    13,007
                                      --------  --------  --------  --------  --------
  Total interest bearing liabilities  191,680    74,583    60,639         0   326,902


    Rate sensitivity GAP............ (130,022)  (62,133)  153,374   124,556    85,775

    Cumulative GAP..................  (130,022)  (192,155) (38,781)   85,775

                                                  13


PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
            (a)    none
            (b) No reports on Form 8-K were filed during the third quarter of 1999.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                       November 15, 1999




     By: /s Robert F. Shuford
          Robert F. Shuford
          President and Director
          Principal Executive Officer








     By:  /s Louis G. Morris
          Louis G. Morris
          Senior Vice President and Treasurer
          Principal Financial and Accounting Officer