Form 10-K405
period 1999-12-31
OLD POINT FINANCIAL CORP
filed 2000-03-28
CIK 740971

U. S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999

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
     (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 14, 2000 the aggregate market value of the 2,149,074 shares of common stock of Old Point Financial Corporation held by nonaffiliates was approximately $35 million based upon the closing price of the stock as of March 14, 2000. Number of shares outstanding on March 14, 2000 was 2,583,401.

              DOCUMENTS INCORPORATED BY REFERENCE
                              NONE

                OLD POINT FINANCIAL CORPORATION

                           Form 10-K

                             INDEX



PART I...............................................................1

Item  1. Description of Business.....................................1
 General.............................................................1
 Statistical Information.............................................2

Item  2. Description of Property....................................13

Item  3. Legal Proceedings..........................................13

Item  4. Submission of Matters to a Vote of Security Holders........13

PART II.............................................................13

Item  5. Market for Common Equity And Related Stockholder Matters...13

Item  6. Selected Financial Data....................................13

Item 7 Management's Discussion and Analysis of Financial Condition
       and Results of Operations....................................15

Item 8. Financial Statements and Supplementary Data.................19

Item  9. Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure........................37

PART III............................................................38

Item 10. Directors and Executive Officers of the Registrant.........38

Item 11. Executive Compensation.....................................41

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.................................................43

Item 13. Certain Relationships and Related Transactions.............43

PART IV.............................................................44

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8..................................................44



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

The Company completed a spin-off of its trust department as of April 1, 1999. The newly formed organization is charted as Old Point Trust and Financial Services, N.A. ("Trust"). Trust is a wholly owned subsidiary of the Company. The Company does not engage in any activities other than acting as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries which continue to conduct business in substantially the same manner and from the same offices.

The  Bank is a national banking association founded in 1922.  The Bank
has  fifteen   offices  in the cities of Hampton,  Newport  News  and
Chesapeake, as well as James City and York County, Virginia, and provides a full range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, commercial, industrial, residential real estate and consumer loan services, safekeeping services.

As of December 31, 1999, the Company had assets of $436.3 million, loans of $281.6 million, deposits of $360.9 million, and stockholders' equity of $40.8 million. At year end, the Company and its subsidiaries had a total of 233 employees, 30 of whom were part-time.

The Company's trade area is Hampton Roads, which includes Williamsburg, Poquoson, Newport News, Hampton, Chesapeake, Norfolk, Virginia Beach, Portsmouth and Suffolk. The area also includes the Isle of Wight, James City, Gloucester and Mathews counties. According to the 1999 Hampton Roads Statistical Digest, there are more than 1.5 million people in the area with 30% of all jobs linked to the military. The single largest employer is Newport News Shipbuilding with approximately 17,000 employees.

The  banking  industry is highly competitive in the  Hampton
Roads area. There are approximately nineteen commercial and savings banks conducting business in the area. Six of these are major statewide banking organizations.

The Bank encounters competition for deposits and loans from banks, saving and loan associations, and credit unions in the area in which it operates. In addition, the Bank must compete for deposits in some instances with nationally marketed money market funds, brokerage firms and on-line or internet banks.

The Company and its subsidiaries are subject to regulation and examination by the Federal Reserve Board ("the Board"), the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("the FDIC").

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

Recent Legislation

The Gramm-Leach-Bliley Act (the "Act") which was signed into law by the President on November 12, 1999 became effective March 11, 2000. The Act allows a bank holding company to elect to become a "financial holding company" and permitted to engage in financial activities. Among the items listed in the Act as financial activities are lending, exchanging, transferring, investing for others, or safeguarding money or securities. Other permitted activities are providing financial, investment or economic advisory services, including advising an investment company; issuing or selling instruments representing interests in pools of assets permissible for a bank to hold; and underwriting, dealing in or making a market in securities. As long as the Company remains a bank holding company it remains subject to the Bank Holding Company Act.

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

                                                                              TABLE I
                                                    AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

    ____________________________________________________________________________________________________________________________
    For the years ended December 31,            1999                       1998                       1997
    ____________________________________________________________________________________________________________________________
    Dollars in thousands                                      Average                       Average                     Average
                                                    Interest   Rates             Interest    Rates            Interest   Rates
                                          Average   Income/   Earned/   Average   Income/   Earned/   Average  Income/  Earned/
                                          Balance   Expense    Paid     Balance   Expense    Paid     Balance  Expense    Paid
    ____________________________________________________________________________________________________________________________
    ASSETS
    Loans                                 $259,320  $21,794   8.40%      $226,908  $20,255    8.93%    $210,934 $19,288    9.14%
    Investment securities:
      Taxable                               79,931    4,847   6.06%        87,112    5,285    6.07%      72,064   4,473    6.21%
      Tax-exempt                            55,936    4,090   7.31%        34,317    2,665    7.77%      24,129   1,954    8.10%
                                          -----------------              -----------------             ----------------

        Total investment securities        135,867    8,937   6.58%       121,429    7,950    6.55%      96,193   6,427    6.68%
    Federal funds sold                       4,131      219   5.30%        10,305      572    5.55%       4,981     276    5.54%
                                          -----------------              -----------------             ----------------

      Total earning assets                 399,318   30,950   7.75%       358,642   28,777    8.02%     312,108  25,991    8.33%
    Reserve for loan losses                 (2,886)                        (2,628)                       (2,366)
                                          ---------                      ---------                     ---------
                                           396,432                        356,014                       309,742

    Cash and due from banks                  9,302                          8,933                         8,753
    Bank premises and equipment             13,682                         11,931                        10,036
    Other assets                             4,265                          3,878                         3,624
                                          ---------                      --------                      --------
    Total assets                          $423,681                       $380,756                      $332,155
                                          =========                      ========                      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Time and savings deposits:
      Interest-bearing transaction
       accounts                           $  3,971  $    94   2.37%      $ 15,929  $   346    2.17%    $ 24,376 $   537    2.20%
      Money market deposit accounts         94,885    2,937   3.10%        71,199    2,326    3.27%      49,302   1,528    3.10%
      Savings accounts                      27,923      765   2.74%        26,211      718    2.74%      25,822     708    2.74%
      Certificates of deposit, $100,000
       or more                              31,089    1,708   5.49%        26,084    1,462    5.60%      19,122   1,135    5.94%
      Other certificates of deposit        132,674    7,045   5.31%       121,676    6,740    5.54%     108,665   5,813    5.35%
                                          -----------------              -----------------             ----------------
        Total time and savings deposits    290,542   12,549   4.32%       261,099   11,592    4.44%     227,287   9,721    4.28%

    Federal funds purchased and securities
     sold under agreement to repurchase     27,173    1,233   4.54%        21,713    1,013    4.67%      17,767     861    4.85%
    Other short term borrowings              1,691       83   4.91%         1,776       96    5.41%       1,857      99    5.33%
                                          -----------------              -----------------             ----------------

      Total interest bearing liabilities   319,406   13,865   4.34%       284,588   12,701    4.46%     246,911   10,681    4.33%
    Demand deposits                         61,503                         56,001                        49,432
    Other liabilities                        1,932                          1,641                         1,394
                                          -----------------              -----------------             ----------------

      Total liabilities                    382,841                        342,230                       297,737
    Stockholders' equity                    40,840                         38,526                        34,418
                                          ----------                     --------                      --------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $423,681                       $380,756                      $332,155
                                          ========                       ========                      ========
    Net interest income/yield                       $ 17,085  4.28%                $16,076    4.48%             $ 15,310   4.91%
                                                    ========                       =======                      ========
    Total deposits                        $352,045                   $317,100                                   $276,719
                                          ========                   ========                                   ========

    * Computed on a fully taxable equivalent basis using a 34% rate

    The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

                                                                               TABLE II
                                                                  ANALYSIS OF CHANGE IN NET INTEREST INCOME *
    _______________________________________________________________________________________________________________________________
                                        Year  1999 over 1998            Year  1998 over 1997           Year  1997 over 1996
                                        Due to change in:               Due to change in:              Due to change in:
                                                             Net                            Net                            Net
                                        Average  Average  Increase      Average  Average  Increase     Average  Average  Increase
    Dollars in Thousands                Volume   Rate     (Decrease)    Volume   Rate     (Decrease)   Volume   Rate     (Decrease)
    _______________________________________________________________________________________________________________________________
    INCOME FROM EARNING ASSETS
    Loans                                   $2,893   $(1,354)  $1,539       $1,461   $ (494)  $  967       $1,649    $ (42) $1,607
    Investment Securities:
    Taxable                                   (436)       (2)    (438)         934     (122)     812         (401)     138    (263)
    Tax-exempt                               1,679      (254)   1,425          825     (114)     711          760      (98)    662
                                            -------  --------  -------      -------  -------  -------      -------   ------ -------
      Total investment securities            1,243      (256)     987        1,759     (236)   1,523          359       40     399

    Federal funds sold                        (343)      (10)    (353)         295        1      296           52       16      68
                                            -------  --------  -------      -------  -------  -------      -------   ------ -------
                                             3,794    (1,621)   2,173        3,515     (729)   2,786        2,060       14   2,074
    INTEREST EXPENSE
    Interest bearing transaction accounts     (260)        8     (252)        (186)      (5)    (191)        (621)     (52)   (673)
    Money market deposit accounts              774      (163)     611          679      119      798        1,045     (306)    739
    Savings accounts                            47         0       47           11       (1)      10          (15)       1     (14)
    Certificate of deposits, $100,000
     or more                                   281       (35)     246          413      (86)     327          116       79     195
    Other certificates of deposit              609      (304)     305          696      231      927          309     (138)    171
                                            -------  --------  -------      -------  -------  -------      -------   ------ -------
      Total time and savings deposits        1,452      (495)     957        1,613      258    1,871          834     (416)    418

    Federal funds purchased and securities
      sold under agreement to repurchase       255       (35)     220          191      (39)     152          148        7     155
    Other short-term borrowings                 (5)       (8)     (13)          (4)       1       (3)          14        1      15
                                            -------  --------  -------      -------  -------  -------      -------   ------ -------
    Total expense for interest bearing
     liabilities                             1,702      (538)   1,164        1,800      220    2,020          996     (408)    588

    Change in Net Interest Income           $2,092   $(1,083)  $1,009       $1,714   $ (948)  $  766       $1,064    $ 422  $1,486

    * Computed on a fully taxable equvilent basis using a 34% rate.

    Interest  Sensitivity
    __________________________________________
    The following table reflects the earlier of the maturity or repricing data for various assets and liabilitities as of December 31, 1999.


                                                        TABLE III
                                              INTEREST SENSITIVITY ANALYSIS
    __________________________________________________________________________________________________________
    As of December 31, 1998                     Within         4-12          1-5         Over 5
    Dollars in thousands                       3 Months       Months        Years        Years        Total
    __________________________________________________________________________________________________________

    Uses of funds

    Federal funds sold.....................          241             0            0            0          241
    Taxable investments....................        4,978         2,209       42,955       20,875       71,017
    Tax-exempt investments.................          472         1,506        5,198       48,793       55,969
                                                 _______      ________     ________     ________     ________
      Total investments....................        5,691         3,715       48,153       69,668      127,227

      Loans:
      Commercial...........................       23,570         2,258       32,542        3,068       61,438
      Tax-exempt...........................        1,013            32           16        1,686        2,747
      Installment..........................        3,986         2,384       52,065        6,743       65,178
      Real estate..........................       17,915         8,687       85,364       39,499      151,465
      Other................................          818          --              0            0          818
                                                ________      ________     ________     ________     ________
    Total loans............................       47,302        13,361      169,987       50,996      281,646
                                                ________      ________     ________     ________     ________
    Total earning assets...................       52,993        17,076      218,140      120,664      408,873

    Sources of funds
    Interest checking deposits.............        4,342          --           --           --          4,342
    Money market deposit accounts..........       96,197          --           --           --         96,197
    Regular savings accounts...............       28,224          --           --           --         28,224
    Certificates of deposit
      $100,000 or more.....................        9,164        15,902        8,966         --         34,032
    Other time deposits....................       37,900        49,100       48,117         --        135,117
    Federal funds purchased and
      securities sold under
      agreements to repurchase.............       24,841          --           --          5,000       29,841
    Other borrowed money...................        3,317          --              0         --          3,317
                                                ________      ________     ________     ________     ________
    Total interest bearing liabilities.....      203,985        65,002       57,083        5,000      331,070


    Rate sensitivity GAP...................     (150,992)      (47,926)     161,057      115,664       77,803

    Cumulative GAP.........................     (150,992)     (198,918)     (37,861)      77,803

                                    -5-

The Company was liability sensitive as of December 31, 1999. There were $151 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. It should be noted, however, that savings deposits; which consist of interest bearing transactions accounts, money market accounts, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

II. Investment Portfolio

Note 2 of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K presents the book and market value of investment securities on the dates indicated.

The following table shows, by type and maturity, the book value and weighted average yields of investment securities at December 31, 1999.


                                                 TABLE IV
                                 INVESTMENT SECURITY MATURITIES & YIELDS
    _____________________________________________________________________________________________
                                       U.S.Govt/Agency        State/Municipal           Total
                                       Book   Weighted      Book      Weighted         Book Weighted
                                       Value  Average       Value     Average         Value Average
    Dollars in Thousands                       Yield                   Yield                 Yield
    _____________________________________________________________________________________________

    December 31, 1999
     Maturities:
      Within 1 year                    $ 2,314   5.53%      $ 1,963   8.70%      $  4,278   6.98%
      After 1 year, but
       within 5 years                   43,361   6.01%        5,131   7.72%        48,491   6.19%
      After 5 years, but
       within 10 years                  20,387   6.08%       29,773   6.96%        50,160   6.60%
      After 10 years                         0   0.00%       20,523   6.63%        20,523   6.63%
    TOTAL                              $66,062   6.02%      $57,391   6.97%      $123,452   6.46%

    December 31, 1998                  $82,055   6.11%      $48,596   8.10%      $130,650   6.85%
    December 31, 1997                  $62,126   6.33%      $27,843   8.18%      $ 89,969   6.90%



Yields are calculated on a fully tax equivalent basis using  a  34%
rate.

At December 31, 1999, the book value of other marketable equity securities with no stated maturity totaled $5.1 million with an weighted average yield of 5.59%. These securities consisted of an adjustable rate mortgage fund of $3.0 million yielding 4.86%,
Federal Home Loan Bank stock of $1.2 million yielding 7.75%, Federal Reserve stock of $169 thousand yielding 6.00%, money market fund of $674 thousand yielding 5.25% and other securities of $50 thousand. The book value of other marketable securities with no stated maturity totaled $5.58 million, yielding 5.45%; and $5.48 million, yielding 6.13%; at December 31, 1998, and 1997 respectively.

III. Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 1995 through 1999:

                                                     TABLE V
                                                      LOANS
    ____________________________________________________________________________________
    As of December 31,           1999        1998        1997        1996        1995
    Dollars in thousands
    ____________________________________________________________________________________
    Commercial and other       $ 62,257    $ 53,793    $ 45,059    $ 28,944    $ 20,636
    Real Estate Construction     11,461       5,418       3,836       5,213       4,093
    Real Estate Mortgage        140,004     116,635     104,141     104,230     109,469
    Tax Exempt                    2,747       1,401       2,093       2,464       3,003
    Installment Loans to
     Individuals                 65,178      58,618      66,615      57,733      52,154
                               --------------------------------------------------------
      Total                    $281,647    $235,865    $221,744    $198,584    $189,355
                               ========================================================




Based on Standard Industry Code, there are no categories of loans which exceed 10% of total loans other than the categories disclosed in the preceding table.

The   maturity  distribution  and  rate  sensitivity   of   certain
categories of the Bank's loan portfolio at December 31, 1999 is presented below:

                                                                TABLE VI
                                                    MATURITY SCHEDULE OF SELECTED LOANS
    ___________________________________________________________________________________________
    December 31, 1999                     One year       One through     Over five
    Dollars in thousands                   or less        five years      years         Total
    ___________________________________________________________________________________________

    Commercial and other                  $19,850        $37,955         $4,452        $62,257
    Real estate construction               10,584            877              0         11,461
                                          -------        -------         ------        -------
      Total                               $30,434        $38,832         $4,452        $73,719

    Loans maturing after one year with:
    Fixed interest rate                                  $32,167         $2,827        $34,994
    Variable interest rate                               $ 6,665         $1,625        $ 8,290

                                    -7-

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 1995 through 1999.

                                                      TABLE VII
                                   NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
__________________________________________________________________________________
As of December 31,                     1999     1998     1997     1996     1995
Dollars in thousands
__________________________________________________________________________________

Nonaccrual loans                     $  514   $  253    $  660    $1,550    $2,447

Accruing loans past due
 90 days or more                      1,351      641       455     1,342       248

Restructured loans                     none     none      none      none      none

Interest income which would have been
 recorded under original loan terms      49       52       205      163        350

Interest income recorded
 during the period                       68      123       485      222        131



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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 1999 such problem loans, not included in Table VII, amounted to approximately $1.9 million. There were no relationships in excess of $500 thousand. The potential problem loans are generally secured by residential and commercial real estate with appraised values exceeding the principal balance of the loan.

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

The following table shows an analysis of the Allowance for Loan
Losses for the years 1995 through 1999.

                                                          TABLE VIII
                                        ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
    ______________________________________________________________________________________
    For the year ended December 31,          1999      1998      1997      1996      1995
    Dollars in thousands
    ______________________________________________________________________________________

    Balance at beginning of period         $2,855    $2,671    $2,330    $2,251    $2,647

    Charge Offs:
    Commercial, financial and agriculture     138       296        84        98     1,210
    Real estate construction                    0         0         0         0         0
    Real estate mortgage                       74        87        67         2       135
    Installment Loans to individuals          581       564       717       825       375
                                           ----------------------------------------------
      Total charge offs                       793       947       868       925     1,720

    Recoveries:
    Commercial, financial and agriculture     104       139       239        87       296
    Real estate construction                    0         0         0         0         0
    Real estate mortgage                        1        25         1        14        44
    Installment Loans to individuals          294       317       369       303       159
                                           ----------------------------------------------
      Total recoveries                        399       481       609       404       499

    Net charge offs                           394       466       259       521     1,221

    Additions charged to operations           650       650       600       600       825
                                           ----------------------------------------------
    Balance at end of period               $3,111    $2,855    $2,671    $2,330    $2,251

    Selected loan loss statistics
    Loans (net of unearned income):
      End of period                        $281,647  $235,865  $221,744  $198,584  $189,355
      Daily average                        $259,320  $226,908  $210,934  $192,940  $180,638

    Net charge offs to average
     total loans..........................   0.15%     0.21%     0.12%     0.27%     0.68%
    Provision for loan losses
     to average total loans...............   0.25%     0.29%     0.28%     0.31%     0.46%
    Provision for loan losses
     to net charge offs................... 164.97%   139.48%   231.66%   115.16%    67.57%
    Allowance for loan losses
     to period end loans..................   1.10%     1.21%     1.20%     1.17%     1.18%
    Earnings to loan loss coverage*.......   16.97     14.64     23.67     10.28      3.25

    * Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 1995 through 1999.

                                                             TABLE IX
                                          ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
 __________________________________________________________________________________________________________________________
 As of December 31,                 1999                1998                1997                1996                1995
                                  Percent             Percent             Percent             Percent             Percent
                                  of loans            of loans            of loans            of loans            of loans
                                  in Each             in Each             in Each             in Each             in Each
                                  Category            Category            Category            Category            Category
                          Amount  to Total     Amount to Total     Amount to Total    Amount  to Total     Amount to Total
                                   Loans               Loans               Loans               Loans               Loans
 __________________________________________________________________________________________________________________________

 Commercial and other     $  828   23.08%     $  656   27.92%     $  575   21.26%     $  835   15.85%     $  843   12.57%
 Real Estate Construction     40    4.07%         17    2.30%         14    1.73%         23    2.62%         18    2.18%
 Real Estate Mortgage        195   49.71%        203   44.64%        240   46.97%        322   52.49%        370   58.21%
 Consumer                    414   23.14%        370   25.14%        412   30.04%        391   29.04%        247   27.04%
 Unallocated               1,634       0       1,609       0       1,430       0         759       0         773       0
                          ---------------     ---------------     ---------------     ---------------     ---------------
  Total                   $3,111  100.00%     $2,855  100.00%     $2,671  100.00%     $2,330  100.00%     $2,251  100.00%



V. Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 1999, 1998, and 1997.

                                                                         TABLE X
                                                                                  DEPOSITS

    _________________________________________________________________________________________________________
    For the year ended December 31,                 1999                 1998                 1997

                                               Average    Average   Average    Average     Average   Average
    Dollars in thousands                       Balance      Rate    Balance     Rate       Balance     Rate
    _________________________________________________________________________________________________________

    Interest bearing transaction accounts      $  3,971    2.37%    $ 15,929    2.17%    $ 24,376    2.20%
    Money market deposit accounts                94,885    3.10%      71,199    3.27%      49,302    3.10%
    Savings accounts                             27,923    2.74%      26,211    2.74%      25,822    2.74%
    Certificate of deposit, $100,000 or more     31,089    5.49%      26,084    5.60%      19,122    5.94%
    Other certificate of deposit                132,674    5.31%     121,676    5.54%     108,665    5.35%
                                               --------             --------             --------
    Total interest bearing deposits             290,542    4.32%     261,099    4.44%     227,287    4.28%
    Non-interest bearing demand deposits         61,503               56,001               49,432
                                               --------             --------             --------
    Total deposits                             $352,045             $317,100             $276,719
                                               ========             ========             ========

                                    -10-

The following table shows certificates of deposit in amounts of $100,000 or more as of December 31, 1999, 1998, and 1997 by time remaining until maturity.

                            TABLE XI
                  CERTIFICATE OF DEPOSIT $100,000 & MORE
    _____________________________________________________________
    Dollars in thousands         1999         1998        1997
    Maturing in
    _____________________________________________________________

    3 months or less           $ 6,456      $ 3,592      $ 5,449
    3 through 6 months           4,485        6,353        3,087
    6 through 12 months         11,958        7,345        5,843
    over 12 months              11,132       10,915        9,467
                               -------      -------      -------
                               $34,031      $28,205      $23,846


VI. Return on Equity and Assets

The return on average shareholders' equity and assets, the dividend pay out ratio, and the average equity to average assets ratio for the past three years are presented below.

                            1999   1998   1997
Return on average assets    1.14%  1.22%  1.23%

Return on average equity    11.81% 12.03% 11.88%

Dividend payout ratio       28.89% 26.62% 25.68%

Average equity to
average assets              9.64.% 10.15% 10.36%



VII. Short Term Borrowings

The Bank periodically borrowed funds through federal funds from its correspondent banks, through the use of a demand note to the United States Treasury (Treasury Tax and Loan Deposits), and through securities sold under agreements to repurchase. The borrowings matured daily and were based on daily cash flow requirements. The borrowed amounts (in thousands) and their corresponding rates during 1999, 1998, and 1997 are presented in the following table.

                                              TABLE XII
                                        SHORT TERM BORROWINGS
_________________________________________________________________________________
                                    1999               1998            1997
Dollars in thousands          Balance  Rate      Balance  Rate      Balance  Rate
_________________________________________________________________________________

Balance at December 31,
Federal funds purchased        $ 2,400  5.00%     $     -            $     -

Securities sold under
 agreement to repurchase        20,441  4.38%      19,128  4.25%      20,165  4.81%

U. S. treasury demand notes
 and other borrowed money        3,317  5.25%         348  4.89%       4,025  5.27%
                               -------            -------            -------
Total                          $26,158            $19,476            $24,190

Average daily
 balance outstanding:
Federal funds purchased        $   792  5.07%     $    13  5.86%     $   271  5.54%
Securities sold under
 agreement to repurchase        20,794  4.42%      21,700  4.66%      17,496  4.84%

U. S. treasury demand notes
 and other borrowed money        1,691  4.79%       1,776  5.35%       1,857  5.33%
                               -------            -------            -------
Total                          $23,277  4.55%     $23,489  4.72%     $19,624  4.89%

The maximum amount outstanding
 at any month end:
Federal funds purchased        $ 2,550            $     -            $     -

Securities sold under
 agreement to repurchase       $22,013            $26,094            $23,121
U. S. treasury demand notes

 and other borrowed money      $ 4,014            $ 4,024            $ 4,033

                                    -12-

Item  2. Description of Property
The Bank owns the Main Office, five office buildings4, and nine branches5. All of the above properties are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining three branches are 6leased from unrelated parties under leases with renewal options which expire anywhere from 10-15 years.

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

Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.


                                Part II


Item  5. Market for Common Equity And Related Stockholder Matters

Beginning in 1998 the common stock of Old Point Financial Corporation was quoted on the OTC Bulletin Board under the symbol "OPOF". The Company has submitted an application to Nasdaq to list the Company's stock on the Nasdaq SmallCap market. The approximate number of shareholders of record as of December 31, 1999 was 1,419. The range of high and low prices and dividends per share of the Company's common stock for each quarter during 1999 and 1998 is presented in Part I.
Item 7. of this Annual Report on Form 10-K. Additional information related to stockholder matters can be found in Note 15. Regulatory Matters of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.

Item  6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.
                                    -13-

                                                          TABLE XIII
                                                 SELECTED FINANCIAL HIGHLIGHTS
    ________________________________________________________________________________________
    Years Ended December 31,                   1999      1998      1997      1996      1995
    ________________________________________________________________________________________
                                               (Dollars in Thousands except per share data)
    RESULTS OF OPERATIONS

    Interest income                         $29,483   $27,805   $25,242   $23,377   $21,534
    Interest expense                         13,862    12,700    10,681    10,093     9,531
                                            -----------------------------------------------
    Net interest income                      15,621    15,105    14,561    13,284    12,003
    Provision for loan loss                     650       650       600       600       825
                                            -----------------------------------------------
    Net interest income after
     provision for loan loss                 14,971    14,455    13,961    12,684    11,178
    Gains (losses) on sales of investment       (54)        0        (1)        2         9
    Noninterest income                        5,440     4,911     4,275     4,134     3,836
    Noninterest expenses                     14,320    13,193    12,704    12,066    11,884
                                            -----------------------------------------------
    Income before taxes                       6,037     6,173     5,531     4,754     3,139
    Income taxes                              1,215     1,537     1,441     1,309       797
                                            -----------------------------------------------
    Net income                               $4,822    $4,636    $4,090    $3,445    $2,342

    FINANCIAL CONDITION

    Total assets                           $436,294  $404,118  $348,671  $316,345  $304,266
    Total deposits                          360,918   343,413   287,100   263,519   256,535
    Total loans                             281,647   235,865   221,744   198,584   189,355
    Stockholders' equity                     40,814    40,013    36,332    32,400    30,328
    Average assets                          423,681   380,756   332,155   313,012   291,174
    Average equity                           40,840    38,526    34,418    31,333    29,022

    PERTINENT RATIOS

    Return on average assets                   1.14%     1.22%     1.23%     1.10%     0.80%
    Return on average equity                  11.81%    12.03%    11.88%    10.99%     8.07%
    Dividends paid as a percent
     of net income                            28.89%    26.62%    25.68%    25.88%    33.17%
    Average equity as a percent
     of average assets                         9.64%    10.12%    10.36%    10.01%     9.97%

    PER SHARE DATA

    Basic EPS                                 $1.87     $1.80     $1.60     $1.35     $0.92
    Cash dividends declared                    0.54      0.48      0.41      0.35     0.305
    Book value                                15.80     15.54     14.16     12.72     11.91

    GROWTH RATES

    Year end assets                            7.96%    15.90%    10.22%     3.97%     9.57%
    Year end deposits                          5.10%    19.61%     8.95%     2.72%     8.89%
    Year end loans                            19.41%     6.37%    11.66%     4.87%     8.28%
    Year end equity                            2.00%    10.13%    12.14%     6.83%    15.66%
    Average assets                            11.27%    14.63%     6.12%     7.50%     4.59%
    Average equity                             6.01%    11.49%     9.85%     7.96%     8.72%
    Net income                                 4.01%    13.35%    18.72%    47.10%   -15.54%
    Cash dividends declared                   12.50%    17.07%    17.14%    14.75%    10.91%
    Book value                                 1.69%     9.74%    11.30%     6.83%    14.78%

                                    -14-

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

EARNINGS SUMMARY
   Net income was $4.82 million, or $1.87 per share in 1999 compared to $4.64 million, or $1.80 per share in 1998 and $4.09 million, or $1.60 per share in 1997. Return on average assets was 1.14% in 1999, 1.22% in 1998 and 1.23% in 1997. Return on average equity was 11.81% in 1999, 12.03% in 1998 and 11.88% in 1997. For the past five years return on average assets has averaged 1.10% and return on average equity has averaged 10.96%. Selected Financial Highlights summarizes the Company's performance for the past five years.

NET INTEREST INCOME
     The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $17.09 million in 1999, up $1.0 million, or 6% from $16.08 million in 1998 which was up $766 thousand, or 5% from $15.30 million in 1997. Net interest income is affected by variations in interest rates and the volume and mix of earning assets and interest-bearing liabilities. The net interest yield decreased to 4.28% in 1999 from 4.48% in 1998, which was down from 4.91% in 1997.

     Tax equivalent interest income increased $2.17 million, or 8%, in 1999. Average earning assets grew $40.66 million, or 11%. Total average loans increased $32.41 million, or 14%, while average investment securities increased $14.44 million, or 12%. The yield on earning assets decreased in 1999 by twenty-seven basis points primarily due to lower interest rates prevailing in the market.

      Interest expense increased $1.16 million or 9%, in 1999. Interest bearing liabilities increased 11% in 1999. The cost of funding liabilities decreased twelve basis points. The reduction in cost of funds was due to lower market interest rates in 1999; however, the rates paid on funding liabilities in 1999 did not fall as fast as the rates paid on earning assets due to the intense competition for loans and deposits in the Company's market.

PROVISION/ALLOWANCE FOR LOAN LOSSES
      Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The provision remained at $650 thousand in 1999 compared to 1998 which was up from $600 thousand in 1997.

     Loans charged off during 1999 totalled $793 thousand compared to $947 thousand in 1998 and $868 thousand in 1997.
Recoveries amounted to $399 thousand in 1999, $481 thousand in 1998 and $609 thousand in 1997.

  The Company's net loans charged off to year-end loans were 0.14% in 1999, 0.20% in 1998, and 0.12% in 1997. The allowance for loan losses, as a percentage of year-end loans, was 1.10% in 1999, 1.21% in 1998, and 1.20% in 1997.

   As of December 31, 1999, nonperforming assets were $868 thousand, up from $737 thousand at year-end 1998. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 1999 total consisted of other real estate of $354 thousand and $514 thousand in nonaccrual loans. The other real estate is a commercial property originally acquired as a potential branch site and now held for sale. Nonaccrual loans consisted of $241 thousand in commercial loans and $273 thousand in mortgage loans. Loans still accruing interest but past due 90 days or more increased to $1.35 million as of December 31, 1999 compared to $641 thousand as of December 31, 1998. The 1999 90 day past due total included two loans amounting to $713 thousand which were paid off the first week of January 2000.

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

OTHER INCOME
   Other income increased $475 thousand, or 10% in 1999 from 1998 compared to an increase of $637 thousand, or 15% in 1998 from 1997. Continuing the trend from 1998 the growth in other income is attributed to higher trust income and service charges on deposit accounts.

OTHER EXPENSES
   Other expenses increased $1.1 million or 9% in 1999 over 1998 after increasing 4% in 1998 from 1997. Salary expense increased by 11% due to increased staffing for two new branches opened in 1999 and normal salary increases.
Occupancy expenses increased only $27 thousand, or 3% in 1999 after increasing $94 thousand, or 11% in 1998. The 1998 increase was primarily due to costs associated with opening the Old Point Trust and Financial Services Center in the Oyster Point area of Newport News VA. The Company continued to upgrade computer systems and outfit two new branches. The increase of $125 thousand in equipment expenses is principally related to depreciation expense on the new computer systems acquired for Year 2000 upgrades. Other operating expenses increased $95 thousand or 3%. Marketing, telephone and organizational expenses were primarily responsible for the increase in other expenses. The marketing expenses help fuel the Company's exceptional loan growth. A switch to high-speed communication lines increased telephone expense and the Company's spin-off of its Trust Department were responsible for the organization expenses.

ASSETS
   At December 31, 1999, the Company had total assets of $436.3 million, up 8% from $404.1 million at December 31, 1998. Average assets in 1999 were $423.7 million compared to $380.8 million in 1998. The growth in assets in 1999 was due to the increase in loans, which were up 19% in 1999. These loans were partially funded by the 8% decrease in investment securities and reductions in Federal funds sold. The Company also borrowed $7.0 million from the Federal Home Loan Bank.

The Old Point National Bank opened two new branches in 1999. The branch in Norge VA is new construction while the branch in Chesapeake VA was an existing branch building purchased by the Bank. The Woodland Road office was completely renovated adding additional square footage and parking. Two additional buildings were purchased in 1999. One building will be used for General Operations and the other facility will be used as a Commercial Services center.

LOANS
   Total loans as of December 31, 1999 were $281.6 million, up 19% from $235.9 million at December 31, 1998. The Company realized significant growth in all categories of loans. Footnote 3 of the financial statements details the loan volume by category for the past two years.

INVESTMENT SECURITIES
   At December 31, 1999 total investment securities were $127.0 million, down 8% from $137.5 million on December 31, 1998. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

DEPOSITS
   At December 31, 1999, total deposits amounted to $360.9 million, up 5% from $343.4 million on December 31, 1998. Non-interest bearing deposits decreased $2.3 million, or 4%, at year-end 1999 over 1998. Savings deposits increased $7.1 million, or 6%, in 1999 over 1998. Certificates of Deposit increased $12.8 million or 8% in 1999 over 1998.

STOCKHOLDERS' EQUITY
   Total stockholders' equity as of December 31, 1999 was $40.8 million, up 2% from $40.0 million on December 31, 1998. The Company is required to maintain minimum amounts of capital under banking regulations. Under the regulations, Total Capital is composed of core capital (Tier
1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for 1999, 1998 and 1997.



                 1999           1999    1998    1997
                 Regulatory
                 Requirements

Tier 1           4.00%          14.19%  14.89%  15.06%
Total Capital    8.00%          15.23%  15.98%  16.19%
Tier 1 Leverage  3.00%          10.08%  10.26%  10.32%

      Year-end book value was $15.80 in 1999 and $15.54 in 1998. Cash dividends were $1.4 million, or $.54 per share in 1999 and $1.2 million, or $.48 per share in 1998. The common stock of the Company has not been extensively traded. The table below shows the high and low closing prices for each quarter of 1999 and 1998. The stock was quoted on the OTC Bulletin Board under the symbol "OPOF" and the prices below are based on trades through the OTC Bulletin Board. There were 1419 stockholders of the Company as of December 31, 1999. This stockholder count does not include stockholders who hold their stock in a nominee registration. The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 1999 and 1998.

                        1999                       1998
                    Market Value                Market Value

                 Dividend  High    Low      Dividend  High    Low

   1st Quarter   $ 0.13    $34.50  $28.75   $ 0.11    $39.00  $25.50

   2nd Quarter   $ 0.13    $30.00  $24.00   $ 0.11    $44.00  $37.00

   3rd Quarter   $ 0.14    $28.25  $24.00   $ 0.13    $43.00  $38.00

   4th Quarter   $ 0.14    $25.25  $19.50   $ 0.13    $40.50  $30.00


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


Year 2000

      The Company is pleased to report that there have been no Year 2000 problems. Management attributes this to the extensive testing and preparation prior to January 1, 2000.

Item 8.  Financial Statement and Supplementary Data

The consolidated financial statements and related footnotes of the company are presented below followed by the financial statements of the parent.

The following are the summarized financial statements of the Company.

Eggleston Smith P.C.
Certified Pulic Accountants & Consultants


To the Board of Directors
Old Point Financial Corporation
Hampton, Virginia


We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Old Point Financial Corporation and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/Eggleston Smith P.C.
-----------------------
Eggleston Smith P.C.

January 20, 2000
Newport News, Virginia
                                    -19-


    CONSOLIDATED BALANCE SHEETS
    _______________________________________________________________________________________
    December 31,                                                       1999           1998
    _______________________________________________________________________________________

                                                                    (Dollars in Thousands)
    ASSETS
    Cash and due from banks                                        $ 10,400        $10,311
    Investments:
      Securities available-for-sale, at market                       81,147         82,568
      Securities to be held-to-maturity
       (Market value $44,271 in 1999 and $55,424 in 1998)            45,839         54,919
    Federal funds sold                                                  241          6,578
    Loans, total                                                    281,647        235,865
    Less - allowance for loan losses                                  3,111          2,855
                                                                   -----------------------
      Net loans                                                     278,536        233,010
    Premises and equipment                                           14,324         12,052
    Other real estate owned                                             354            484
    Other assets                                                      5,453          4,196
                                                                   -----------------------
       Total assets                                                $436,294       $404,118
                                                                   =======================
    LIABILITIES
    Non interest-bearing deposits                                   $63,006        $65,336
    Savings deposits                                                128,763        121,682
    Certificates of Deposit                                         169,149        156,395
                                                                   -----------------------
       Total deposits                                               360,918        343,413
    Federal funds purchased and securities sold  under
      repurchase agreements                                          22,841         19,128
    Federal Home Loan Bank advances                                   7,000              0
    Interest bearing demand notes issued to the United
      States Treasury and other liabilities for borrowed money        3,317            348
    Other liabilities                                                 1,404          1,216
                                                                   -----------------------
       Total Liabilities                                            395,480        364,105

    STOCKHOLDERS' EQUITY
    Common stock, $5 par value, 6,000,000 shares authorized
    Issued 2,583,262 in 1999 and 2,575,444 in 1998                   12,916         12,877
    Capital surplus                                                  10,186         10,020
    Retained earnings                                                19,675         16,285
    Accumulated other comprehensive income                           (1,963)           831
                                                                   -----------------------
       Total stockholders' equity                                    40,814         40,013
                                                                   -----------------------
       Total liabilities and stockholders' equity                  $436,294       $404,118
                                                                   =======================
    See Notes to Consolidated Financial Statements

                                    -20-


    CONSOLIDATED STATEMENTS OF INCOME
    __________________________________________________________________________________________________________
    Years Ended December 31,                                      1999           1998          1997
    __________________________________________________________________________________________________________
                                                               (Dollars in Thousands except per share amounts)
    INTEREST INCOME
    Interest and fees on loans                                   $21,718        $20,190       $19,203
    Interest on investment securities
     Taxable                                                       4,846          5,284         4,473
     Exempt from income tax                                        2,700          1,759         1,290
                                                                 -------         ------        ------
                                                                   7,546          7,043         5,763
    Interest on trading account securities                             0              0             0
    Interest on federal funds sold                                   219            572           276
                                                                 -------         ------        ------
        Total interest income                                     29,483         27,805        25,242

    INTEREST EXPENSE
    Interest on savings deposits                                   3,796          3,390         2,773
    Interest on Certificates of Deposit                            8,752          8,201         6,948
    Interest on federal funds purchased and securities
     sold under repurchase agreements                                960          1,013           861
    Interest on Federal Home Loan Bank advances                      273              0             0
    Interest on demand notes issued to the United
     States Treasury and other liabilities for borrowed money         81             96            99
                                                                 -------         ------        ------
       Total interest expense                                     13,862         12,700        10,681
                                                                 -------         ------        ------
    Net interest income                                           15,621         15,105        14,561
    Provision for loan losses                                        650            650           600
                                                                 -------         ------        ------
        Net interest income after provision for loan losses       14,971         14,455        13,961

    OTHER INCOME
    Income from fiduciary activities                               2,306          1,930         1,750
    Service charges on deposit accounts                            2,177          1,986         1,723
    Other service charges, commissions and fees                      691            642           573
    Security gains (losses), net                                     (54)             0            (1)
    Income from trading account                                        0              0             0
    Other operating income                                           266            353           229
                                                                 -------         ------        ------
       Total other income                                          5,386          4,911         4,274

    OTHER EXPENSE
    Salaries and employee benefits                                 8,677          7,797         7,670
    Occupancy expense                                                967            940           846
    Equipment expense                                              1,294          1,169         1,094
    Other operating expense                                        3,382          3,287         3,094
                                                                 -------         ------        ------
       Total other expenses                                       14,320         13,193        12,704
                                                                 -------         ------        ------
    Income before income taxes                                     6,037          6,173         5,531
    Income taxes                                                   1,215          1,537         1,441
                                                                 -------         ------        ------
    Net income                                                   $ 4,822        $ 4,636       $ 4,090
                                                                 =======        =======       =======
    Basic Earnings per Share
    Average shares outstanding (in thousands)                      2,579          2,571         2,561
    Net income per share of common stock                          $ 1.87         $ 1.80        $ 1.60

    Diluted Earnings per Share
    Average shares outstanding (in thousands)                      2,588          2,595         2,575
    Net income per share of common stock                          $ 1.86         $ 1.79        $ 1.59


    See Notes to Consolidated Financial Statements

                                    -21-


    CONSOLIDATED STATEMENTS OF CASH FLOWS

    ________________________________________________________________________________________________________________
    Years Ended December 31,                                               1999             1998             1997
    ________________________________________________________________________________________________________________

                                                                                     (Dollars in Thousands)

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $  4,822          $ 4,636          $ 4,090
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                          1166              990              941
      Provision for loan losses                                               650              650              600
      (Gains) losses on sale of investment securities, net                     54                0                1
      Net amortization and accretion of securities                             83              169              368
      Net (increase) decrease in trading account                                0                0                0
      Loss on disposal of equipment                                            78                0                0
     (Increase) decrease in other real estate owned..............            (216)            (297)            (613)
      (Increase) decrease in other assets
        (net of tax effect of FASB 115 adjustment)...............             182             (887)              16
      Increase (decrease) in other liabilities...................             188              167               59
                                                                         --------          -------          -------
        Net cash provided by operating activities................           7,007            5,428            5,462

    CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of investment securities ........................         (26,529)         (77,059)         (31,001)
      Proceeds from maturities and calls of securities ..........          31,315           36,111           23,949
      Proceeds from sales of available - for - sale securities ..            1346                0             6218
      Proceeds from sales of held - to - maturity securities                    0                0                0
      Loans made to customers....................................        (121,045)        (147,183)        (123,513)
      Principal payments received on loans.......................          74,869          132,596          100,094
      Purchases of premises and equipment........................          (3,516)          (3,303)          (1,304)
      Proceeds from sales of premises and equipment..............               0                4               23
      Proceeds from sales of other real estate owned.............             346              587              193
      (Increase) decrease in federal funds sold..................           6,337              399           (6,416)
                                                                         --------          -------          -------
        Net cash provided by (used in) investing activities......         (36,877)         (57,848)         (31,757)

    CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in non-interest bearing deposits.......          (2,330)          12,976            4,826
      Increase (decrease) in savings deposits....................           7,081           21,691            3,794
      Proceeds from the sale of Certificates of Deposit..........           56054            57762            59771
      Payments for maturing Certificates of Deposit..............         (43,300)         (36,116)         (44,810)
      Increase (decrease) in federal funds purchased and
       repurchase agreements.....................................           3,712           (1,037)           3,030
      Increase (decrease) in Federal Home Loan Bank advances                7,000                0                0
      Increase (decrease) in interest bearing
       demand notes and other borrowed money.....................           2,969           (3,677)           1,724
      Proceeds from issuance of common stock.....................             166              158              230
      Dividends paid.............................................          (1,393)          (1,234)          (1,050)
                                                                         --------          -------          -------
        Net cash provided by financing activities................          29,959           50,523           27,515

        Net increase (decrease) in cash and due from banks.......              89           (1,897)           1,220

        Cash and due from banks at beginning of period...........          10,311           12,208           10,988
                                                                         --------          -------          -------
        Cash and due from banks at end of period.................        $ 10,400          $10,311          $12,208
                                                                         ========          =======          =======

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
        Interest.................................................        $ 13,702          $12,533          $10,587
        Income taxes.............................................           1,150            1,600            1,475

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING TRANSACTIONS
      Unrealized gain (loss) on investment
        securities, net of tax...................................        $ (2,794)         $   121          $   662

    See Notes to Consolidated Financial Statements.

                                    -22-


    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    _____________________________________________________________________________________________________________________
                                                                                             Accumulated
                                                  Common                                        Other            Total
                                                   Stock          Capital     Retained      Comprehensive     Stockholder
                                                (Par Value)       Surplus     Earnings      Income (Loss)       Equity
    _____________________________________________________________________________________________________________________
    YEAR ENDED DECEMBER 31, 1997                                             (Dollars in Thousands)
    Balance, beginning of year                       $ 6,368       $ 9,345     $16,639            $    48        $32,400
    Comprehensive income
     Net income                                           0             0       4,090                   0          4,090
      (Decrease) increase in unrealized gain
      on investment securities                             0             0           0                662            662
                                                     -------       -------     -------            -------        -------
    Total comprehensive income                             0             0       4,090                662          4,752
    Sale of stock                                         48           348        (166)                 0            230
    Stock dividend declared on common stock            6,415             0      (6,415)                 0              0
    Cash dividends paid                                    0             0      (1,050)                 0         (1,050)
                                                     -------       -------     -------            -------        -------
    Balance, end of year                             $12,831       $ 9,693     $13,098            $   710        $36,332
                                                     =======       =======     =======            =======        =======
    YEAR ENDED DECEMBER 31, 1998

    Balance, beginning of year                       $12,831       $ 9,693     $13,098            $   710        $36,332
    Comprehensive income
      Net income                                           0             0       4,636                  0          4,636
      (Decrease) increase in unrealized gain
      on investment securities                             0             0           0                121            121
                                                     -------       -------     -------            -------        -------
    Total comprehensive income                             0             0       4,636                121          4,757
    Sale of stock                                         46           327        (215)                 0            158
    Cash dividends paid                                    0             0      (1,234)                 0         (1,234)
                                                     -------       -------     -------            -------        -------
    Balance, end of year                             $12,877       $10,020     $16,285            $   831        $40,013
                                                     =======       =======     =======            =======        =======
    YEAR ENDED DECEMBER 31, 1999

    Balance, beginning of year                       $12,877       $10,020     $16,285            $   831        $40,013
    Comprehensive income
      Net income                                           0             0       4,822                  0          4,822
      (Decrease) increase in unrealized gain
      on investment securities                             0             0           0             (2,794)        (2,794)
                                                     -------       -------     -------            -------        -------
    Total comprehensive income                             0             0       4,822             (2,794)         2,028
    Sale of stock                                         39           166         (39)                 0            166
    Cash dividends paid                                    0             0      (1,393)                 0         (1,393)
                                                     -------       -------     -------            -------        -------
    Balance, end of year                             $12,916       $10,186     $19,675            $(1,963)       $40,814
                                                     =======       =======     =======            =======        =======


    See Notes to Consolidated Financial Statements

                                                          -23-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Old Point Financial Corporation and its subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. The following is a summary of significant accounting and reporting policies:

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Old Point Financial Corporation ("the Company") and its subsidiaries The Old Point National Bank of Phoebus ("the Bank") and Old Point Trust & Financial Services N.A.
("Trust"). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF BUSINESS:
Old Point Financial Corporation is a two-bank holding company that conducts substantially all of its operations through its subsidiaries, The Old Point National Bank of
Phoebus and Old Point Trust and Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads. The Bank has fourteen branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Substantially all of the Bank's deposits are interest bearing. The majority of the Bank's loan portfolio is secured by real estate. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, trust accounts, tax services, and investment management services.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The amounts recorded in the financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates.

The Company uses estimates primarily in developing its allowance for loan losses, in computing deferred tax assets, in determining the estimated useful lives of premises and equipment, and in the valuation of other real estate owned.

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

     Available-for-sale - Debt and equity securities not classified as either held-to-maturity securities or trading account securities are classified as available-for-sale securities and recorded at fair value, with unrealized gains and losses reported as a component of comprehensive income.
  Gains   and  losses  on  the  sale  of  available-for-sale
  securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

PENSION PLAN:
The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and average earnings during the highest average sixty-month period during the final one hundred and twenty months of employment.

The Company's policy is to fund the maximum amount of contributions allowed for tax purposes. The Bank accrues an amount equal to its actuarially computed obligation under the plan.

The net periodic pension expense includes a service cost component, interest on the projected benefit obligation, return on plan assets and the effect of deferring and amortizing certain actuarial gains and losses and the unrecognized net transition asset over fifteen years.

TRUST ASSETS AND INCOME:
Assets held by Trust are not included in the financial statements, because such items are not assets of the Company. In accordance with industry practice, trust service income is recognized primarily on the cash basis. Reporting such income on the accrual basis would not materially effect net income.

Advertising Expense
Advertising expenses are expensed as incurred.

RECLASSIFICATIONS:
Certain amounts in the financial statements have been reclassified to conform with classifications adopted in the current year.

    NOTE 2, Investment Securities

    At December 31, 1999, the investment securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts, and investment securities available-for-sale are carried at market value.

    The amortized cost and fair value of investment securities held-to-maturity at December 31, 1999 and 1998, were:
    ____________________________________________________________________________________________

                                         Amortized     Unrealized    Unrealized       Market
                                           Cost          Gains         Losses         Value
                                                        (Dollars in Thousands)
     December 31, 1999:
      Obligations of United
       States Government Agencies           $44,434         $  0        $(1,541)        $42,893
      Obligations of state and political
       subdivisions                           1,405            0            (27)          1,378
                                            -------         ----        -------         -------
                                            $45,839         $  0        $(1,568)        $44,271
                                            =======         ====        =======         =======
     December 31, 1998:
      Obligations of United
       States Government Agencies           $54,919         $505        $     0         $55,424
                                            =======         ====        =======         =======


    The amortized cost and fair values of investment securities available-for-sale at December 31, 1999 were:
    ____________________________________________________________________________________________
                                          Amortized     Unrealized    Unrealized       Market
                                             Cost          Gains         Losses         Value
                                                      (Dollars in Thousands)
     United States Treasury securities      $ 1,045         $  0           ($11)        $ 1,034
     Obligations of other United States
      Government agencies                    20,584            0           (889)         19,695
     Obligations of state and political
       subdivisions                          57,391          305         (2,255)         55,441
     Adjustable Rate Mortgage Fund            3,674                        (139)          3,535
     Federal Home Loan Bank Stock             1,208            0              0           1,208
     Federal Reserve Bank stock                 169            0              0             169
     Other marketable equity securities          50           17             (2)             65
                                            -------         ----        -------         -------
     Total                                  $84,121         $322        $(3,296)        $81,147
                                            =======         ====        =======         =======


    The amortized cost and fair values of investment securities available-for-sale at December 31, 1998 were:
    ____________________________________________________________________________________________
                                         Amortized         Unrealized   Unrealized       Market
                                           Cost              Gains        Losses         Value
                                                           (Dollars in Thousands)
     United States Treasury securities      $ 7,526         $   30      $   0           $ 7,556
     Obligations of other United States
      Government agencies                    19,611            261        (24)           19,848
     Obligations of state and political
       subdivisions                          48,596          1,395       (235)           49,756
     Adjustable Rate Mortgage Fund            4,400                      (161)            4,239
     Federal Home Loan Bank Stock             1,042              0          0             1,042
     Federal Reserve Bank stock                  85              0          0                85
     Other marketable equity securities          50              0         (8)               42
                                            -------         ------      -----           -------
     Total                                  $81,310         $1,686      $(428)          $82,568
                                            =======         ======      =====           =======

                                    -27-

    ________________________________________________________________
    Investment securities carried at $47.3 million and $37.8 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

    The amortized cost and approximate market values of investment securities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             December 31, 1999

                                                 Available-For-Sale         Held-To-Maturity
                                                 ------------------         ----------------
                                                 Amortized   Market      Amortized   Market
                                                   Cost      Value       Cost         Value
                                                           (Dollars in Thousands)

     Due in one year or less                     $ 4,278     $ 4,187     $     0     $     0
     Due after one year through five years        17,656      17,317      30,836      29,884
     Due after five years through ten years       36,563      35,735      13,598      13,008
     Due after ten years                          20,523      18,930       1,405       1,379
                                                 -------     -------     -------     -------
     Total debt securities                        79,020      76,169      45,839      44,271
     Other securities without stated maturities    5,101       4,978           0           0
                                                 -------     -------     -------     -------
            Total investment securities          $84,121     $81,147     $45,839     $44,271
                                                 =======     =======     =======     =======


    The proceeds from the sale and maturities of investment securities, and the related realized gains and losses are shown below:


                                     1999        1998        1997
                                        (Dollars in Thousands)
     Proceeds from sales and
      maturities of investments     $32,566     $36,111     $30,167
                                    =======     =======     =======

     Realized gains                 $     0     $     0     $     3
     Realized losses                     54           0           4
                                    -------     -------     -------
      Net gains (losses)            $   (54)    $     0     $    (1)
                                    =======     =======     =======

    NOTE 3, Loans

    At December 31, loans before allowance for loan losses consisted of:

                                                1999         1998

                                             (Dollars in Thousands)

          Commercial and other               $62,257      $53,793
          Real estate - construction          11,461        5,418
          Real estate - mortgage             140,004      116,635
          Installment loans to individuals    65,178       58,618
            Tax exempt loans                   2,747        1,401
                                            --------     --------
               Total                        $281,647     $235,865
                                            ========     ========

    Information concerning loans which are contractually past due or in non-accrual status is as follows:

                                                1999         1998
                                             (Dollars in Thousands)

            Contractually past due loans -
             past due 90 days or more and
             still accruing interest          $1,351         $641
                                              ======         ====
            Loans which are in
             non-accrual status                 $514         $253
                                                ====         ====

    The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $2.0 million and $1.8 million at December 31, 1999 and 1998, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders' equity at December 31, 1999.

    The bank does not account for any of its loans under the provisions of Statement of Financial Accounting Standards No. 114 or 118 related to impaired loans.

    NOTE 4, Allowance for Loan Losses

    Changes in the allowance for loan losses are as follows:

                                                1999         1998       1997

                                                    (Dollars in Thousands)

            Balance, beginning of year        $2,855       $2,671     $2,330
            Recoveries                           399          481        609
            Provision for loan losses            650          650        600
            Loans charged off                   (793)        (947)      (868)
                                              ------       ------     ------
               Balance, end of year           $3,111       $2,855     $2,671

    NOTE 5, Premises and Equipment
    ___________________________________________
    At December 31, premises and equipment consisted of:

                                                    1999      1998
                                               (Dollars in Thousands)

            Land                                   $ 3,005    $2,458
            Buildings                               11,267     9,879
            Leasehold improvements                     882       882
            Furniture, fixtures and equipment       10,457     9,925
                                                   -----------------
              Total cost                            25,611    23,144
            Less accumulated
             depreciation and amortization          11,287    11,092
                                                   -----------------
              Net book value                       $14,324   $12,052
                                                   =================

    NOTE 6, Other Real Estate Owned
    ___________________________________________
    Other real estate consisted of the following at December 31:

                                                      1998      1998
                                               (Dollars in Thousands)
            Foreclosed real estate                    $  0      $130
            Property held for sale                     354       354
                                                      --------------
              Total                                   $354      $484
                                                      ==============

    NOTE 7, Indebtedness
    ___________________________________________
    The Bank's short-term borrowings include federal funds purchased, securities sold under repurchase agreements (including $1.4 million to directors in 1999 and 1998) and United States Treasury Demand Notes. The federal funds purchased and securities sold under repurchase agreements are held under various maturities and interest rates.
    The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.


    NOTE 8, Stock Option Plan
    ___________________________________________
    The Company has stock option plans which reserve 137,974 shares of common stock for grants to key employees. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and an option's maximum term is ten years. A summary of the exercisable incentive stock options is presented below:


                                       Outstanding  Granted  Exercised  Expired Outstanding
                                        Beginning    During    During   During     At End
                                         of Year    the Year  the Year  the Year   of Year

    1997
    ----
    Shares                                  92,346    25,754   (22,280) (11,286)     84,534
    Weighted average exercisable price      $17.13    $20.75    $13.12   $18.60      $19.09

    1998
    ----
    Shares                                  84,534    64,500    (5,400)       0     143,634
    Weighted average exercisable price      $19.09    $41.86    $18.54       $0      $29.33

    1999
    ----
    Shares                                 143,634         0    (3,620)  (2,040)    137,974
    Weighted average exercisable price      $29.33     $0.00    $18.48   $30.94      $29.60


    At December 31, 1999, exercise prices on outstanding options ranged from $18.13 to $41.86 per share and the weighted average remaining contractual life was 7 years.

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

  __________________________________________________________________________
                                          1999          1998        1997

 Pro-forma net income  (in thousands)    $4,793        $4,565      $4,041
                                         ======        ======      ======

 Pro-forma earnings per share            $ 1.85        $ 1.76      $ 1.57
                                         ======        ======      ======

    Pro-forma amounts were computed using a 6% risk free interest rate over a 10 year term using an annual dividend rate of between 1.29% and 2.02 and a .01% volatility rate.

    The pro-forma effect of the potential exercise of stock options on basic earnings per share would be to increase the number of weighted average number of outstanding shares by approximately 16,000 in 1999, 24,000 in 1998, 14,000 in 1997.

    The Company also has an Employee Stock Purchase Plan which reserves 61,146 shares of common stock for eligible employees. The purchase price is 95% of the lesser of (1) the common stock's fair market value at July 1 or
    (2)the common stock's fair market value at the following June 30.
    During 1999, 5,114 shares of common stock were purchased by employees.



    NOTE 9, Income Taxes

    The components of income tax expense are as follows:
    ____________________________________________________
                          1999          1998        1997
                             (Dollars in Thousands)

   Currently payable     $1,213        $1,564      $1,458
   Deferred                   2           (27)        (17)
                         ------        ------      ------
   Reported tax expense  $1,215        $1,537      $1,441
                         ======        ======      ======

   The items that caused timing differences affecting deferred income taxes are as follows:
   _______________________________________________________________________
                                            1999          1998        1997
                                                 (Dollars in Thousands)

   Provision for loan losses                $(108)        $(156)      $(186)
   Pension plan expenses                       34            46          17
   Deferred loan fees, net                     27           (22)         24
   Security gains and losses                   (6)            0          (4)
   Interest on certain non-accrual loans       22            68          95
   Depreciation                                38            31          37
   Other                                       (5)            6           0
                                            -----         -----       -----
   Total                                    $   2         $ (27)      $ (17)
                                            =====         =====       =====


    A reconciliation of the "expected" Federal income tax expense on income before income taxes with the reported income tax expense follows:
    _______________________________________________________________________
                                              1999        1998       1997
                                                 (Dollars in Thousands)

    Expected tax expense (34%)               $2,053     $2,099      $1,880
    Interest expense on tax exempt assets       128         82          57
    Tax exempt interest                        (967)      (640)       (494)
    Disqualified incentive stock options        (14)       (10)         (2)
    Other, net                                   15          6           0
                                             ------     ------      ------
    Reported tax expense                     $1,215     $1,537      $1,441
                                             ======     ======      ======

    _____________________________________________________________________
    The components of the net deferred tax asset included in other assets are as follows at December 31:


                                                           1999     1998
                                                       (Dollars in Thousands)

            Components of Deferred Tax Liability:
              Depreciation                               $ (217)   $(179)
              Accretion of discounts on securities          (12)      (9)
              Net unrealized (gain) on
               available-for-sale securities                  0     (428)
              Deferred loan fees and costs                 (125)     (70)
              Pension                                       (73)     (38)
                                                         ---------------
                Deferred tax liability                     (427)    (724)

            Components of Deferred Tax Asset:
             Allowance for loan losses                      817      709
             Net unrealized loss on
              available-for-sale securities               1,011        0
             Interest on non-accrual loans                  125      147
             Deferred compensation                            2        5
            Capital loss carry forward                       18        0
                                                         ---------------
               Deferred tax asset, net                   $1,546    $ 137
                                                         ===============

    NOTE 10, Lease Commitments
    ___________________________________________________
    The Bank has noncancellable leases on premises and equipment expiring at various dates, including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

    The total approximate minimum rental commitment at December 31, 1999, under noncancellable leases is $1.2 million which is due as follows:

                     Year (Dollars in Thousands)

                     2000     $  219
                     2001        216
                     2002        216
                     2003        129
                     2004        101
     Remaining term of leases    314
                              ------
                        Total $1,195
                              ======

    The aggregate rental expense of premises and equipment was $219 thousand, $220 thousand and $208 thousand for 1999, 1998 and 1997 respectively.

    NOTE 11, Pension Plan
    ______________________________________________________________________
    The following tables set forth the Pension Plan's changes in benefit obligation, plan assets, funded status, assumptions and the components of net periodic benefit cost recognized in the Bank's financial statements at December 31:

                                                        Pension Benefits

                                                        1999        1998
                                                        ----------------
                                                     (Dollars in Thousands)
     Change in benefit  obligation
     Benefit obligation at beginning of year          $2,721      $2,445
     Service cost                                        158         148
     Interest cost                                       216         193
     Actuarial change                                      0          86
     Benefits paid                                      (647)       (151)
                                                      ------      ------
     Benefit obligation at end of year                $2,448      $2,721
                                                      ======      ======
     Change in plan assets
     Fair value of plan assets at beginning of year   $2,830      $2,341
     Actual return on plan assets                        326         352
     Employer contribution                               244         288
     Benefits paid                                      (647)       (151)
                                                      ------      ------
     Fair value of plan assets at end of year         $2,753      $2,830
                                                      ======      ======

     Funded Status                                    $ (305)     $ (109)
     Unrecognized prior service cost                     (29)        (36)
     Unrecognized transition obligation                   25          38
     Unrecognized actuarial gains (loss)                  95          (8)
                                                     -------      ------
     Prepaid (accrued) benefit cost                  $  (214)     $ (115)
                                                     =======      ======

     Weighted-average assumptions as of December 31:

                                                        1999        1998
                                                        ----------------
     Discount rate                                      8.00%       8.00%
     Expected return on plan assets                     8.00%       8.00%
     Rate of compensation increase                      5.00%       5.00%


                                                         1999        1998     1997
                                                        --------------------------
                                                       (Dollars in Thousands)

      Components of net periodic benefit cost
      Service Cost                                       $158        $148     $141
      Interest cost                                       216         193      179
      Expected return on plan assets                     (224)       (185)    (158)
      Amortization of prior service cost                    7           7        6
      Amortization of transition obligation               (12)        (12)     (12)
                                                         ----        ----     ----
      Net periodic benefit cost                          $145        $151     $156
                                                         ====        ====     ====

    NOTE 12, Profit Sharing

    The Bank has a defined contribution profit sharing and thrift plan covering substantially all of its employees. The Bank may make profit sharing contributions to the plan as determined by the Board of Directors. In addition, the Bank matches thrift contributions by employees fifty cents for each dollar contributed. Expenses related to the plan totaled $246 thousand and $283 thousand in 1999 and 1998 respectively.

    NOTE 13, Commitments and Contingencies
    ___________________________________________________________________________
    In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities. These commitments and contingencies represent off-balance sheet risk for the Bank. To meet the financing needs of its customers, the Bank makes lending commitments under commercial lines of credit, home equity loans and construction and development loans.
    The Bank also incurs contingent liabilities related to irrevocable letters of credit.

            Off- balance sheet items at December 31 are as follows:

                                                      1999              1998
                                                      (Dollars in Thousands)
            __________________________________________________________________

            Commitments to extend credit:
             Home equity lines of credit             $11,027           $10,463
             Construction and development
              loans committed but not funded           7,797             9,168
             Other lines of credit
              (principally commercial)                30,339            32,514
                                                     -------           -------
            Total                                    $49,163           $52,145
                                                     =======           =======

            Irrevocable letters of credit            $   693           $   646

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

    Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. Most guarantees extend for less than two years and expire in decreasing amounts through 2001. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

    NOTE 14, Fair Value of Financial Instruments

   _____________________________________________________________________________________________________
   The estimated fair value of the Bank's financial instruments at December 31  are as follows:

                                                              1999                          1998

                                                     Carrying         Fair         Carrying       Fair
                                                      Amount         Value          Amount       Value
                                                     (Dollars in Thousands)        (Dollars in Thousands)

           Cash and due from banks                   $10,400        $10,400        $10,311      $10,311
           Investment securities, held-to-maturity    45,839         44,271         54,919       55,424
           Investment securities, available-for-sale  81,147         81,147         82,568       82,568
           Federal funds sold                            241            241          6,578        6,578
           Loans, net of allowances for loan losses  278,536        274,780        233,010      234,072

           Deposits:
            Non-interest bearing deposits             63,006         63,006         65,336       65,336
            Savings deposits                         128,763        128,763        121,682      121,682
            Certificates of Deposit                  169,149        168,431        156,395      157,322

            Securities sold under repurchase
            agreement and federal funds purchased     22,841         22,841         19,128       19,128

            Federal Home Loan Bank Advances            7,000          6,645              0            0

            Interest bearing U.S. Treasury demand
             notes and other liabilities
             for borrowed money                        3,317          3,317            348          348

            Commitments to extend credit              49,163         49,163         52,145       52,145

            Irrevocable letters of credit                693            693            646          646


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


    NOTE 15, Regulatory Matters
    ___________________________

    The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. At December 31, 1999, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00% respectively. The Company's actual ratios at that date were 14.19% and 15.23%. The Company's leverage ratio at December 31, 1999 was 10.08%.


    The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the banking subsidiary can distribute as dividends to the Company in 2000, without approval of the Comptroller of the Currency, $6.1 million plus an additional amount equal to the Bank's retained net profits for 2000 up to the date of any dividend declaration.

                 OLD POINT FINANCIAL CORPORATION
                          PARENT ONLY
                         BALANCE SHEETS
    ____________________________________________________
    As of December 31,
    Dollars in thousands                 1999      1998
    ____________________________________________________

    ASSETS
    Cash in bank                      $    60   $   294
    Investment securities               1,405     2,107
    Total Loans                             0         0
    Investment in subsidiaries         39,250    37,598
    Other real estate owned                 0         0
    Other assets                           25        14
                                      -----------------
    TOTAL ASSETS                      $40,740   $40,013
                                      =================
    LIABILITIES AND
      STOCKHOLDERS EQUITY
    Notes payable - bank              $     0   $     0
    Other liabilities                       0         0
      Total liabilities                     0         0
    Stockholders' equity               40,740    40,013
                                      -----------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY            $40,740   $40,013
                                      =================

                       OLD POINT FINANCIAL CORPORATION
                                PARENT ONLY
                             INCOME STATEMENTS
    _______________________________________________________________
    For the year ended December 31,
    Dollars in thousands                  1999      1998      1997
    _______________________________________________________________

    INCOME
    Cash dividends from subsidiaries    $1,985    $1,300    $1,000
    Interest and Fees on Loans               0         0         1
    Interest income from
      investment securities                 27       106       105
    Securities gains (losses)              (54)
    Other income                            76         0         0
                                        ---------------------------
    TOTAL INCOME                         2,034     1,406     1,106

    EXPENSES
    Interest on borrowed money               0         0         0
    Other expenses                          47        41        50
                                        ---------------------------
    TOTAL EXPENSES                          47        41        50

    Income before taxes and
     undistributed net income
     of subsidiaries                     1,987      1365      1056
    Income tax                              (7)       22        19
                                        ---------------------------
    Net income before undistributed
     net income of subsidiaries           1,994     1,343     1,037

    Undistributed net income of
     subsidiaries                         2,755     3,293     3,053
                                        ---------------------------
    NET INCOME                          $4,749    $4,636    $4,090

                                    -36-

                                            OLD POINT FINANCIAL CORPORATION
                                                     PARENT ONLY
                                               STATEMENT OF CASH FLOWS
    ______________________________________________________________________________________________
    For the year ending December 31,                                       1999     1998     1997
    Dollars in thousands
    ______________________________________________________________________________________________
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (Loss)                                                    $4,749   $4,636   $4,090
    Adjustments to Reconcile Net Income to Net Cash Provided by
     operating activities:
    Equity in undistributed (earnings) losses of subsidiaries            (2,755)  (3,293)  (3,053)
    (Gain) or Loss on sales of assets                                        54        0        0
    Increase (decrease) in other assets                                     (25)       0       53
    Increase (decrease) in other liabilities                                  0      (12)      11
                                                                         -------------------------
      Net cash provided (used) by operating activities                    2,023    1,331    1,101

    CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase  of investment securities                                   (1,500)       0        0
    Sales of available-for-sale securities                                1,441     (250)    (200)
    Payments for investments in and advances to subsidiaries             (1,020)       0        0
    Sale or repayment of investments in and advances to subsidiaries         50        0        0
    (Purchase)/Sale of Premises and Equipment                                 0        0       16
    Loans to customers                                                        0        0       48
                                                                         -------------------------
    Net cash provided (used) by investing activities                     (1,029)    (250)    (136)

    CASH FLOWS FROM FINANCING ACTIVITIES

    Increase (decrease) in borrowed money                                     0        0        0
    Proceeds from issuance of common stock                                  165      158      231
    Dividends paid                                                       (1,393)  (1,234)  (1,050)
    Other, net                                                                0        0        0
                                                                         -------------------------
    Net cash provided (used) by financing activities                     (1,228)  (1,076)    (819)

    Net increase in cash and due from banks                                (234)       5      146
    Cash and due from banks at beginning of period                          294      289      143
                                                                         -------------------------
    Cash and due from banks at end of period                             $   60   $  294   $  289
                                                                         =========================


Accounting Rule Changes

None.

Regulatory Requirements and Restrictions

For the reserve maintenance period in effect at December 31, 1999, 1998 and 1997 the bank was required to maintain with the Federal
Reserve Bank of Richmond an average daily balance totaling approximately $350 thousand, $350 thousand and $400 million respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant

      The eleven persons named below, all of whom currently serve as  directors  of  the  Company, will be nominated  to  serve  as
directors   until  the  2001  Annual  Meeting,  or  until   their
successors have been duly elected and have qualified.

                                                                            Amount and Nature of
                                          Principal                         Beneficial Ownership
                              Director    Occupation For                    As of March 14, 2000
Name and (Age)                Since (1)   Past Five Years                   (Percent of Class)(2)(3)
Dr. Richard F. Clark (67)     1981        Pathologist(retired)                    63,533   (4)
                                          Sentara Hampton General Hospital        (2.5%)

Russell Smith Evans Jr. (57)  1993        Assistant Treasurer and                 2,650    (4)
                                          Corporate Fleet Manager                   *
                                          Ferguson Enterprises

G. Royden Goodson, III (44)   1994        President                               4,862    (4)
                                          Warwick Plumbing & Heating Corp.          *


Dr. Arthur D. Greene (55)     1994        Surgeon - Partner                       3,914    (4)
                                          Tidewater Orthopaedic Associates          *

Stephen D. Harris (58)        1988         Attorney-at-Law - Partner              9,000    (4)
                                           Geddy, Harris, Franck                     *
                                           & Hickman, L.L.P. & Geddy

John Cabot Ishon (53)         1989         President                              12,780   (4)
                                           Hampton Stationery                        *

Eugene M. Jordan (76)         1964         Attorney-at-Law                        28,000   (4)
                                                                                   (1.1%)

John B. Morgan, II (53)       1994         President                              2,600    (4)
                                           Morgan-Marrow Insurance                  *

Louis G. Morris    (45)       2000         President & CEO                        20,729   (4)
                                           Old Point National Bank                 *


Dr. H. Robert Schappert (61)  1996         Veterinarian - Owner                   89,740   (4)
                                           Beechmont Veterinary Hospital          (3.5%)

Robert F. Shuford (62)        1965         Chairman of the Board,                 156,898  (4)(5)
                                           President & CEO,                        (6.0%)
                                           Old Point Financial Corporation
                                           Chairman of the Board, President & CEO
                                           Old Point National Bank
------------------------
*Represents less than 1.0% of the total outstanding shares.

(1) Refers to the year in which the individual first became a director of the Bank. Dr. Richard F. Clark, Eugene M.
     Jordan, and Robert F. Shuford became directors of the Company upon consummation of the Bank's reorganization on October 1, 1984. All present directors of the Company are directors of the Bank. Dr. Richard F. Clark, Dr. Arthur D. Greene, Mr. John C. Ishon and Mr. Robert F. Shuford are directors of the Trust Company.

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

(3) Includes shares held (i) by their close relatives or held jointly with their spouses, (ii) as custodian or trustee for the benefit of their children or others, or (iii) as attorney-in-fact subject to a general power of attorney - Dr. Clark, 200 shares; Mr. Evans, 650 shares; Dr. Greene, 1,968 shares; Mr. Harris, 400 shares, Mr. Ishon, 3,480 shares; Mr. Jordan, 14,000 shares; Mr. Morgan, 2,400 shares; Dr. Schappert, 81,370 shares; and Mr. Shuford, 75,590 shares.

(4) Includes shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the 1989 and 1998 Old Point Stock Option Plans - Dr. Clark 1,000, Mr. Evans 1,000, Mr. Goodson 1,000, Dr. Greene 1,000, Mr. Harris 1,000, Mr. Ishon 1,000, Mr. Jordan 1,000, Mr. Morgan 1,000, Mr. Morris 6,998, Dr.
     Schappert 1,000, and Mr. Shuford 24,182.

(5)  Mr.   Shuford  is  one  of  three  directors  of  the  VuBay
     Foundation, a charitable foundation organized under 501(c)(3) of the Internal Revenue Code of 1986, as amended. A majority of the Directors have the power to vote shares of Company common stock owned by the foundation. The foundation owned 2,300 shares of stock as of March 14, 2000. Mr. Shuford disclaims any beneficial ownership of these shares.

      There are two family relationships among the directors and executive officers. Mr. Jordan is the father-in-law of Mr. Ishon. Mr. Shuford and Dr. Schappert are married to sisters. None of the directors serve as a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.


There were no delinquent Securities and Exchange Commission Form 4 filings during 1999.
                                    -39-

In addition to the executive officers included in the preceding list of directors, the persons listed below were executive officers of the Company.


Name and (Age)             Principal Occupation
                           with the Registrant


Cary B. Epes (51)          Senior Vice President/Credit
                           Mr. Epes also serves as Executive
                           Vice President and Chief Credit
                           Officer for Old Point National Bank.

Margaret P. Causby (49)    Senior Vice President/Administration
                           Ms. Causby also serves as Executive
                           Vice President and Chief Administration
                           Officer for Old Point National Bank.


Frank E. Continetti (40)   Executive Vice President/Trust
                           Mr. Continetti also serves as President
                           and Chief Executive Officer for Old
                           Point Trust and Financial Services, N.A.

Laurie D. Grabow (42)      Senior Vice President/Finance
                           Ms. Grabow also serves as Senior Vice President
                           Chief Financial Officer for Old Point National Bank

Each of these executive officers owns less than 1% of the stock of the Company.

Item 11 Executive Compensation

Cash Compensation


      The  following table presents a three-year summary  of  all compensation paid or accrued by the Company and the Bank to the Company's Chief Executive Officer and each executive officer whose salary and bonus for 1999 exceeded $100,000. The table also presents the number and percentage of shares of the Company's Common Stock held by these executive officers, who are all executive officers of the Company.

                   SUMMARY COMPENSATION TABLE

                       Annual Compensation
                                                                         Amount and
                                                                         Nature of
                                                                         Beneficial
                                                                         Ownership
                                                                         as of March
                                                                         14, 2000
Name and Principal                                       All Othere      (Percent of
Position                 Year     Salary(1)   Bonus(2)   Compensation(3)  Class)(4)(5)(6)
------------------       ----     ---------   --------   ---------------  ---------------
Robert F. Shuford        1999     $153,500    $27,000    $17,556          156,898
Chairman, President      1998     $151,200    $34,560    $17,765           (6.0%)
& CEO(Company)           1997     $148,500    $26,000    $16,092

Louis G. Morris          1999     $100,267    $18,048    $ 9,220           20,729
President & CEO (Bank)   1998     $ 90,247    $21,600    $ 9,051              *
                         1997     $ 83,000    $14,400    $ 7,636

Cary B. Epes             1999     $ 99,267    $17,868    $ 9,340           10,039
EVP/CCO (Bank)           1998     $ 89,167    $21,600    $ 9,440              *
                         1997     $ 82,000    $14,400    $ 7,708

Margaret P. Causby       1999     $ 97,947    $17,630    $ 9,004           10,440
EVP/CAO (Bank)           1998     $ 88,167    $21,600    $ 9,035              *
EVP                      1997     $ 78,483    $14,400    $ 7,372

                                    -41-

(1)  Salary  includes directors' fees as follows:  Mr. Shuford  -
     1999, $3,900, 1998, $4,200, and 1997 $4,500.

(2) Bonus consideration for Mr. Shuford is paid in the year following the year in which the bonus is earned so that the Compensation Committee can evaluate year-end results. Bonus consideration for Mr. Morris, Mr. Epes and Mrs. Causby is paid in the year in which it is earned.

(3)  Mr. Shuford has received other compensation as follows:

                                     1999      1998       1997
                                   -------   -------    -------
     Deferred Profit Sharing       $ 4,532   $ 5,090    $ 4,342
     Cash Profit Sharing             4,210     4,811      4,088
     401(k) Matching Plan            4,488     4,410      4,320
      Group  Term  Insurance         4,326     3,454      3,342
                                   -------   -------    -------
     Total                         $17,556   $17,765    $16,092

     Mr. Morris has received other compensation as follows:

                                     1999      1998       1997
                                   -------   -------    -------
     Deferred Profit Sharing       $ 3,037   $ 3,122    $ 2,551
     Cash Profit Sharing             2,821     2,951      2,356
     401(k) Matching Plan            3,008     2,705      2,490
      Group Term Insurance             354       273        239
                                   -------   -------    -------
     Total                         $ 9,220   $ 9,051    $ 7,636

     Mr. Epes has received other compensation as follows:

                                     1999      1998       1997
                                   -------   -------    -------
     Deferred Profit Sharing       $ 3,007   $ 3,087    $ 2,520
     Cash Profit Sharing             2,793     2,918      2,328
     401(k) Matching Plan            2,978     2,675      2,460
     Group Term Insurance              562       760        400
                                   -------   -------    -------
     Total                         $ 9,340   $ 9,440    $ 7,708

     Mrs. Causby has received other compensation as follows:

                                     1999      1998       1997
                                   -------   -------    -------
     Deferred Profit Sharing       $ 2,967   $ 3,053    $ 2,408
     Cash Profit Sharing             2,756     2,885      2,224
     401(k) Matching Plan            2,938     2,645      2,350
     Group Term Insurance              343       452        390
                                   -------   -------    -------
     Total                         $ 9,004   $ 9,035    $ 7,372

(4) For purposes of this table, benefical ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days.

(5) Include shares held (1) by their joint relative or held jointly with their spouses, (2) as custodian or trustee for the benefit of their children or others, (3) as attorney-in-fact subject to a general power of attorney-Mr. Shuford, 75,590 shares.

(6) Include shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the 1989 and 1998 Old Point Stock Option Plans-Mr. Shuford 24,182 shares, Mr. Morris 6,998 shares, Mr. Epes 8,618 shares, Mrs. Causby 8,718 shares.


Item  12  Security  Ownership of certain  Beneficial  Owners  and
Management

Security ownership of certain beneficial owners and management is detailed in Part III, Item 10 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

     Some of the Company's directors, executive officers, and members of their immediate families, and corporations, partnerships and other entities of which such persons are officers, directors, partners, trustees, executors or beneficiaries, are customers of the Bank. As of December 31, 1999 borrowing by all policy making officers and directors amounted to $2.0 million. This represented 4.9% of the total equity capital accounts of the Company as of December 31, 1999. All loans and commitments to lend included in such transactions were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. It is the policy of the Bank to provide loans to officers who are not executive officers and to employees at more favorable rates than those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

      The law firm of Mays & Valentine L.L.P. serves as legal counsel to the Company. Cumming, Hatchett and Jordan, P.C. serves as legal counsel to the Bank and Trust Company. Mr. Eugene M. Jordan was a member of the firm in 1999. During 1999, the firm received a retainer and fees totaling $55,358. Morgan Marrow Insurance of which John B. Morgan, II is President, provided insurance for which the Company paid $47,749 during 1999. Hampton Stationery, of whom John Cabot Ishon is President, provided office furniture and supplies for which the Company paid $101,023. Geddy, Harris, Franck & Hickman L.L.P. of which Stephen D. Harris is a partner, and Warwick Plumbing & Heating Corp. of which G. Royden Goodson, III is President provide products and services to the Company.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8

     A.1  Financial Statements:

                      The following audited financial statements are
                 included in Part II, Item 8, of this Annual Report on Form 10-K.

               Consolidated Balance Sheets - December 31, 1999 and 1998

               Consolidated Statements of Income
                 Years Ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Changes in Stockholders' Equity
                   Years Ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows
                   Years Ended December 31, 1999, 1998 and 1997

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

B. Reports on Form 8-K:

A Current Report, Form 8-K , was filed on November 18, 1999. The Company reported under Item 5 that Frank E. Continetti succeeded W. Rodney Rosser as President & CEO of Old Point Trust & Financial Services, NA. Also reported that Louis G. Morris was promoted to President and CEO of Old Point National Bank effective January 1, 2000.
                                    -45-

                       INDEX OF EXHIBITS


     Exhibit No.

      3        Articles of Incorporation and Bylaws
               (incorporated by reference from our Annual
                Report on Form 10K for the year ended 1998
                (File No. 000-12896))

      4        Not Applicable

      9        Not Applicable

     10        Not Applicable

     11        Not Applicable

     12        Not Applicable

     13        Not Applicable

     18        Not Applicable

     19        Not Applicable

     22        Subsidiaries of the Registrant          48

     23        Not Applicable

     24        Consent of Independent Certified
                Public Accountants                     49

     25        Powers of Attorney                      50

     27        Financial Data Schedule                 61

     28        Not Applicable

     29        Not Applicable

                           Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2000.

                              OLD POINT FINANCIAL CORPORATION

                              /s/Robert F. Shuford
                              --------------------
                              Robert F. Shuford, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 28th day of March, 2000.


/s/Robert F. Shuford
--------------------                      President and Director
Robert F. Shuford                         Principal Executive Officer


/s/Laurie D. Grabow
-------------------                       Senior Vice President
Laurie D. Grabow                          Principal Financial &
                                          Accounting Officer

/s/Richard F. Clark                       Director
-------------------
Richard F. Clark

/s/Russell S. Evans, Jr.                  Director
------------------------
Russell S. Evans, Jr.


/s/G. Royden Goodson, III                 Director
-------------------------
G. Royden Goodson, III


/s/Dr. Arthur D. Greene                   Director
-----------------------
Dr. Arthur D. Greene

/s/Stephen D. Harris                      Director
--------------------
Stephen D. Harris

/s/John Cabot Ishon                       Director
--------------------
John Cabot Ishon

/s/Eugene M. Jordan                       Director
---------------------
Eugene M. Jordan


/s/John B. Morgan                         Director
------------------
John B. Morgan

/s/Dr. H. Robert Schappert                Director
----------------------------
Dr. H. Robert Schappert
                                    -47-