Form 10-Q
period 2000-03-31
OLD POINT FINANCIAL CORP
filed 2000-05-12
CIK 740971

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For quarterly period Ended March 31, 2000
           -------------------------------------------

     [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITES EXCHANGE ACT of 1934
           For the transition period from    to
             Commission File No. 0-12896 (1934 Act)

                 OLD POINT FINANCIAL CORPORATION
                 -------------------------------
     (Exact name of registrant as specified in its charter)

                Virginia                        54-1265373
                --------                        ----------
     (State or other jurisdiction of        (I.R.S.  Employer
        incorporation or organization        Identification No.)

           1 West Mellen Street, Hampton, Va.   23663
           ------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)


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


     State the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2000.

          Class                             Outstanding at May 1, 2000
          Common Stock, $5.00 par value            2,583,401 shares

                 OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX


                 PART I - FINANCIAL INFORMATION
                                                                  Page

Item 1. Financial Statements........................................1

     Consolidated Balance Sheets
              March 31, 2000 and December 31, 1999..................1

     Consolidated Statement of Earnings
              Three months ended March 31, 2000 and 1999............2

     Consolidated Statement of Cash Flows
              Three months ended March 31, 2000 and 1999............3

     Consolidated Statements of Changes in Stockholders' Equity
              Three months ended March 31, 2000 and 1999............4

     Notes to Consolidated Financial Statements.....................5

     Parent Only Balance Sheets
              March 31, 2000 and December 31, 1999..................6

     Parent Only Statement of Earnings
              Three months ended March 31, 2000 and 1999............6

     Parent Only Statement of Cash Flows
              Three months ended March 31, 2000 and 1999............7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................8

          Analysis of Changes in Net Interest Income...............11

          Interest Sensitivity Analysis............................12


                  PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K...........................13

                              (i)


-----------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                             March 31,              December 31,
Consolidated Balance Sheets                                   2000                    1999
Unaudited                                                   -----------------------------------

Assets
Cash and due from banks.................................. $ 11,046,616            $ 10,226,423
Interest bearing balances due from banks                        82,078                 173,914

Investments:
  Securities available for sale, at market...............   80,763,189              81,146,906
  Securities to be held to maturity......................   45,834,722              45,838,726
Trading account securities...............................            0                       0
Federal funds sold.......................................    9,852,280                 241,055
Loans, total ............................................  294,306,321             281,646,439
    Less reserve for loan losses.........................    3,235,561               3,110,804
        Net loans........................................  291,070,760             278,535,635
Bank premises and equipment..............................   14,284,902              14,323,764
Other real estate owned..................................      353,864                 353,864
Other assets.............................................    5,516,009               5,453,316
                                                          ------------            ------------
     Total assets........................................ $458,804,420            $436,293,603
                                                          ============            ============
Liabilities

Noninterest-bearing deposits............................. $ 75,617,352             $63,005,586
Savings deposits.........................................  130,889,083             128,763,117
Time deposits............................................  164,818,872             169,148,814
                                                           -----------             -----------
   Total deposits........................................  371,325,307             360,917,517
Federal funds purchased and securities sold under
    agreement to repurchase..............................   23,263,512              22,840,778
Interest-bearing demand notes issued to the United States
   Treasury and other liabilities for borrowed money.....    3,594,089               3,317,437
Federal Home Loan Bank...................................   17,000,000               7,000,000
Other liabilities........................................    1,963,350               1,404,194
                                                           -----------             -----------
   Total liabilities.....................................  417,146,258             395,479,926

Stockholders' Equity

Common stock, $5.00 par value............................ $12,917,005             $12,916,310
                             2000        1999

  Shares authorized.......6,000,000   6,000,000
  Shares outstanding...   2,583,401   2,576,244
Surplus..................................................   10,188,069              10,185,985
Undivided profits........................................   20,525,200              19,674,272
Unrealized gain/(loss) on securities.....................   (1,972,112)             (1,962,890)
                                                           -----------            ------------
    Total stockholders' equity...........................   41,658,162              40,813,677
                                                          ------------            ------------
    Total liabilities and stockholders' equity........... $458,804,420            $436,293,603
                                                          ============            ============

-------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                      Three Months Ended
Consolidated Statements of Earnings                                       March 31
Unaudited                                                       2000                1999
                                                             ------------------------------

Interest Income
Interest and fees on loans...............................    $5,946,342          $5,115,115
Interest on federal funds sold...........................        19,441              61,400

Interest on securities:
Interest on United States Treasury securities (taxable)..        15,900              69,440
Interest on obligations of other
  United States Government agencies (taxable)............       977,446           1,119,725
Interest on obligations of states and
  political subdivisions (tax exempt)....................       692,534             634,740
Interest on trading account securities...................             0                   0
Dividends and interest on all other securities...........       101,414              81,935
                                                             ----------          ----------
      Total interest on securities.......................     1,806,735           1,905,840
Trading account securities...............................             0                   0
                                                             ----------          ----------
    Total interest income................................     7,753,077           7,082,355

Interest Expense

Interest on savings deposits.............................       974,627             895,963
Interest on time deposits................................     2,250,474           2,124,800
Interest on federal funds purchased and securities
  sold under agreement to repurchase.....................       289,434             238,340
Interest on Federal Home Loan Bank advances                     170,083                   0
Interest on demand notes (note balances) issued to the
  United States Treasury and on other borrowed money.....        26,724              16,819
                                                             ----------          ----------
    Total interest expense...............................     3,711,342           3,275,922

Net interest income......................................     4,041,735           3,806,433
Provision for loan losses................................       175,000             150,000
                                                             ----------          ----------
Net interest income after provision for loan losses......     3,866,735           3,656,433

Other Income

Income from fiduciary activities.........................       630,000             509,850
Service charges on deposit accounts......................       541,275             525,333
Other service charges, commissions and fees..............       206,533             206,926
Other operating income...................................        51,870              83,457
Security gains (losses)..................................             0                   0
Trading account income...................................             0                   0
                                                             ----------          ----------
    Total other income...................................     1,429,678           1,325,566

Other Expenses

Salaries and employee benefits...........................     2,305,851           2,070,713
Occupancy expense of Bank premises.......................       266,368             230,145
Furniture and equipment expense..........................       375,875             287,499
Other operating expenses.................................       845,950             793,934
                                                             ----------          ----------
    Total other expenses.................................     3,794,044           3,382,291
                                                             ----------          ----------

Income before taxes......................................     1,502,369           1,599,708
Applicable income taxes .................................       287,000             351,300
                                                             ----------          ----------
Net income...............................................    $1,215,369          $1,248,408
                                                             ==========          ==========
Per Share

Based on weighted average number of
  common shares outstanding..............................     2,583,396           2,576,826
Basic Earnings per Share                                           0.47                0.48
Diluted Earnings per Share                                         0.47                0.48

                                       2

-----------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                                      Three Months Ended
Consolidated Statements of Cash Flows                                                     March 31,
Unaudited                                                                           2000            1999

                                                                                  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................................    $  1,215,369    $  1,248,408
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization............................................         327,688         265,611
  Provision for loan losses................................................         175,000         150,000
  (Gains) loss on sale of investment securities, net.......................               0               0
  Net amortization & accretion of securities ..............................          18,251          32,182
  Net (increase) decrease in trading account...............................               0               0
  (Increase) in other real estate owned....................................               0        (215,056)
  (Increase) decrease in other assets
   (net of tax effect of FASB 115 adjustment)..............................         (57,941)       (200,070)
  Increase (decrease) in other liabilities.................................         559,156         570,088
                                                                               ------------    ------------
    Net cash provided by operating activities..............................       2,237,523       1,851,163

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities .................................................        (119,504)    (13,270,472)
  Proceeds from maturities & calls of securities ..........................         475,000      11,500,000
  Proceeds from sales of available - for - sale securities.................               0               0
  Proceeds from sales of held - to - maturity securities...................               0               0
  Loans made to customers..................................................     (39,185,829)    (35,038,614)
  Principal payments received on loans.....................................      26,475,704      23,167,703
  Proceeds from sales of other real estate owned...........................               0         285,056
  Purchases of premises and equipment......................................        (288,826)     (1,151,000)
  (Increase) decrease in federal funds sold................................      (9,611,225)      3,480,469
                                                                               ------------    ------------
    Net cash provided by (used in) investing activities....................     (22,254,680)    (11,026,858)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits.....................      12,611,766      (4,247,481)
  Increase (decrease) in savings deposits..................................       2,125,966       1,116,617
  Proceeds from the sale of certificates of deposit........................      12,649,748      11,637,876
  Payments for maturing certificates of deposit............................     (16,979,690)     (6,179,920)
  Increase (decrease) in federal funds purchased &
   repurchase agreements...................................................         422,734       4,411,346
  Increase (decrease) in Federal home Loan Bank  Advances..................      10,000,000               0
  Increase (decrease) in other borrowed money..............................         276,652         728,572
  Proceeds from issuance of common stock...................................              14          15,800
  Dividends paid...........................................................        (361,676)       (334,912)
                                                                               ------------    ------------
    Net cash provided by financing activities..............................      20,745,514       7,147,898

    Net increase (decrease) in cash and due from banks.....................         728,357      (2,027,797)
    Cash and due from banks at beginning of period.........................      10,400,337      10,310,839
                                                                               ------------    ------------
    Cash and due from banks at end of period...............................    $ 11,128,694    $  8,283,042


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest...............................................................    $  3,657,156     $ 3,269,689
    Income taxes...........................................................               0               0




See accompanying notes
                                       3

----------------------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited                                                                                            Accumulated
                                                                                                         Other          Total
                                            Common Stock   Par            Capital      Retained      Comprehensive   Stockholder's
                                               Shares     Value           Surplus      Earnings       Income(Loss)      Equity
----------------------------------------------------------------------------------------------------------------------------------

FOR THREE MONTHS ENDED MARCH 31, 2000
Balance at beginning of period..............  2,583,262  $12,916,310    $10,185,985   $19,674,272    $(1,962,890)   $40,813,677
Comprehensive Income
 Net income................................           0            0              0     1,215,369              0      1,215,369
  Increase (decrease) in unrealized
  gain on investment securities.............          0            0              0             0         (9,222)        (9,222)
                                              ---------   ----------    -----------   -----------    -----------    -----------
  Total Comprehensive Income................                                            1,215,369         (9,222)     1,206,147
Sale of common stock........................        139          695          2,084        (2,765)             0             14
Cash dividends............... ..............          0            0              0      (361,676)             0       (361,676)
                                              ---------   ----------    -----------   -----------    -----------    -----------
Balance at end of period....................  2,583,401  $12,917,005    $10,188,069   $20,525,200    $(1,972,112)   $41,658,162



FOR THREE MONTHS ENDED MARCH 31, 1999
Balance at beginning of period..............  2,575,444  $12,877,220    $10,020,066   $16,284,552    $   831,157    $40,012,995
Comprehensive Income
  Net income................................          0            0              0     1,248,408              0      1,248,408
  Increase (decrease) in unrealized
  gain on investment securities.............          0            0              0             0        167,388        167,388
                                              ---------   ----------    -----------   -----------    -----------    -----------
  Total Comprehensive Income................                                            1,248,408        167,388      1,415,796
Sale of common stock........................        800        4,000         22,568       (10,768)             0         15,800
Cash dividends............... ..............          0            0              0      (334,912)             0       (334,912)
                                              ---------   ----------    -----------   -----------    -----------    -----------
Balance at end of period....................  2,576,244  $12,881,220    $10,042,634   $17,187,280    $   998,545    $41,109,679



See accompanying note

                OLD POINT FINANCIAL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant's 2000 Annual Report to Shareholders and Form 10-K.

2. Basic earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented. Diluted earnings per share are computed using the treasury stock method.

3. Certain amounts in the financial statements have been reclassified to conform with classifications adopted in the current year.


--------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                                   March 31,    December 31,
Unaudited                                                      2000           1999
--------------------------------------------------------------------------------------
Assets
Cash in bank..........................................      $   28,001   $    59,502
Investment Securities.................................       2,075,000     2,105,000
Total Loans...........................................               0             0
Investment in Subsidiaries............................      39,453,779    38,550,254
Other assets..........................................         101,382        25,361
                                                           -----------   -----------
Total Assets..........................................     $41,658,162   $40,740,117
                                                           ===========   ===========

Liabilities and Stockholders' Equity
Total Liabilities.....................................     $         0   $         0
Stockholders' Equity..................................      41,658,162    40,740,117
                                                           -----------   -----------
Total Liabilities & Stockholders' Equity..............     $41,658,162   $40,740,117
                                                           ===========   ===========




-------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                 Three Months Ended:
Parent only Income Statements                                       March 31,
Unaudited                                                       2000         1999
-------------------------------------------------------------------------------------
Income
Cash dividends from Subsidiaries......................     $   400,000   $   860,000
Interest and fees on loans............................               0             0
Interest income from investment securities............          28,973        26,107
Gains (losses) from sale of investment securities.....               0             0
Other income..........................................          36,000             0
                                                           -----------    ----------
Total Income..........................................         464,973       886,107

Expenses
Salaries and employee benefits........................          61,570             0
Other expenses........................................          47,221        22,665
                                                           -----------    ----------
Total Expenses........................................         108,791        22,665
Income before taxes & undistributed
    net income of subsidiaries........................         356,182       863,442

Income tax............................................         (20,000)        1,300
Net income before undistributed
  net income of subsidiaries..........................         376,182       862,142
Undistributed net income of subsidiaries..............         839,187       386,266
                                                           -----------   -----------
Net Income............................................     $ 1,215,369   $ 1,248,408
                                                           ===========   ===========

------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                 Three Months Ended:
Parent only Statements of Cash Flows                                March 31,
Unaudited                                                       2000         1999
------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income............................................     $ 1,215,369   $ 1,248,408
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of subsidiaries....        (839,187)      (86,266)
  Depreciation........................................               0             0
    Gains(losses) on sale of securities [net].........               0             0
    (Increase) Decrease in other assets...............         (76,021)            0
    Increase (decrease) in other liabilities..........               0         1,300
                                                              --------     ---------
Net cash provided by operating activities.............         300,161       863,442

Cash flows from investing activities:
(Increase)decrease in investment securities...........          30,000       200,000
Payments for investment in subsidiaries                              0    (1,020,000)
Repayment of loans by customers.......................               0             0
                                                              --------     ---------
Net cash provided by investing activities.............          30,000      (820,000)

Cash flows from financing activities:
Proceeds from issuance of common stock................              14        15,800
Dividends paid........................................        (361,676)     (334,912)
                                                              --------     ---------
Net cash provided by financing activities.............        (361,662)     (319,112)

Net increase (decrease) in cash & due from banks......         (31,501)     (275,670)

Cash & due from banks at beginning of period..........          59,502       293,695
                                                              --------     ---------
Cash & due from banks at end of period................     $    28,001   $    18,025
                                                           ===========   ===========

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

EARNINGS SUMMARY
   Net income was $1.22 million, or $0.47 per share in the first quarter of 2000 compared to $1.25 million or $0.48 per share in the same period of 1999. Return on average assets was 1.11% in the first quarter of 2000, and 1.23% for the comparable period in 1999. Return on average equity was 11.85% in the first quarter of 2000 and 12.21% for the first three months of 1999.

NET INTEREST INCOME
   The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $4.37 million for the first quarter of 2000, up $270 thousand, or 7% from $4.10 million in the same period of 1999. The net interest yield decreased from 4.27% in 1999 to 4.20% in 2000.

   Tax equivalent interest income increased $705 thousand, or 10%, in the first quarter of 2000 from the first quarter of 1999.
Average earning assets grew $33 million, or 9% in the first quarter of 2000 compared to the first quarter of 1999. Comparing the first quarter of 2000 to 1999 total average loans increased
$44   million,  or  18%,  while  average  investment   securities
decreased $7 million, or 5%. Certificates of deposit increased 4% and interest checking and savings accounts increased 6%.

   Interest expense increased $446 thousand, or 14%, in the first quarter  of  2000 from the first quarter of 1999  while  interest
bearing  liabilities increased 9% during the  same  period.   The
cost of funding liabilities increased 18 basis points.

Page 11 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

PROVISION/ALLOWANCE FOR LOAN LOSSES
   Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The provision for loan losses increased to $175 thousand during the first quarter of 2000 compared to $150 thousand for the same period in 1999. The increase is due to the average loan growth of $44 million.

   Loans charged off (net of recoveries) during the first quarter of 2000 totaled $50 thousand compared to $93 thousand in 1999. During the 1st quarter of 1999 the net charge-offs were attributed to accrual, real estate and installment loans. The 2000 net charge-offs are attributed to the installment loans to individuals portfolio which is comprised of loans to individuals for personal expenditures such as household furniture and appliances and automobiles.

   The allowance for loan losses was $3.24 million or 1.10% of loans at March 31, 2000 and $2.91 million or 1.18% of loans at March 31, 1999.

  As of March 31, 2000, non-performing assets were $847 thousand, up from $653 thousand on March 31, 1999. Non-performing assets consist of loans in nonaccrual status and other real estate. The 2000 total consisted of other real estate of $354 thousand and $493 thousand in nonaccrual loans. The other real estate consisted of $354 thousand in a commercial property originally acquired as a potential branch site and now held for sale. Non-accrual loans consisted of $229 thousand in commercial loans and $264 thousand in mortgage loans. The Company continues to aggressively deal with these credits and specific action plans have been developed for each of these classified loans to address any deficiencies.

OTHER INCOME
   Other income increased $104 thousand, or 8% during the first quarter of 2000 over the same period in 1999. The increase is due to higher Trust Services fee income and higher service charges on deposit accounts.

OTHER EXPENSES
   Other expenses increased $412 thousand or 12% during the first quarter of 2000 over 1999. Salaries and employee benefits increased 11% due to annual increases and an increase in staffing. Occupancy expense increased $36 thousand, or 16% in 2000 primarily due to higher costs associated with the opening of two new branches, expansion of an existing branch and the purchase of two office buildings. Furniture and Equipment expense increased $88 thousand or 31% due to the new branches and office buildings. Other operating expenses increased $52 thousand or 7%.

ASSETS
      At  March 31, 2000, the Company had total assets of  $458.8 million, up 5% from $436.3 million at December 31, 1999. Total loans increased $13 million, or 3% and investment securities decreased $388 thousand.

INTEREST BEARING LIABILITIES
      Total deposits increased $10 million in 2000; and interest bearing demand notes to the United States Treasury increased $274 thousand, while repurchase agreements, used as a cash management vehicle by commercial customers, increased $2.8 million and there were no fed funds purchased. Federal Home Loan Bank advances increased $10 million from December 31, 1999.

CAPITAL RESOURCES
      The Company's capital position remains strong as evidenced by the regulatory capital measurements. At March 31, 2000 the Tier I capital ratio was 13.82%, the total capital ratio was 14.85% and the leverage ratio was 9.76%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

LIQUIDITY and INTEREST SENSITIVITY
   Liquidity is the ability of the Company to meet present and future obligations through the acquisition of additional liabilities or sale of existing assets. Management considers the liquidity of the Company to be adequate. Sufficient assets are maintained on a short-term basis to meet the liquidity demands anticipated by Management. In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company was liability sensitive as of March 31, 2000. There were $130.3 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that the savings deposits totaling $130.9 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position. The table on page 12 reflects the earlier of the maturity or repricing data for various assets and liabilities as of March 31, 2000.

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

YEAR 2000
  The Company is not aware of any Y2K related problems during the first quarter of 2000.

---------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                                      For the quarter ended March 31,

(Fully taxable equivalent basis)*                               2000                        1999
---------------------------------------------------------------------------------------------------------------
                                                                        Average                        Average
                                                              Interest   Rates               Interest   Rates
                                                    Average   Income/   Earned/     Average  Income/   Earned/
Dollars in thousands                                Balance   Expense    Paid       Balance  Expense    Paid
---------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**............       $285,206   5,965    8.36%       $241,357   5,130    8.50%

Investment securities:
  Taxable...................................         72,761   1,094    6.01%         84,631   1,271    6.01%
  Tax-exempt................................         57,322   1,002    6.99%         52,484     912    6.95%
                                                   --------   -----                --------   -----
    Total investment securities.............        130,083   2,096    6.45%        137,115   2,183    6.37%
Federal funds sold..........................          1,264      19    6.01%          5,036      61    4.85%
                                                   --------   -----                --------   -----
  Total earning assets......................       $416,553  $8,080    7.76%       $383,508  $7,374    7.69%


Time and savings deposits:
  Interest-bearing transaction accounts.....         $4,012  $   24    2.39%       $  3,924  $   23    2.34%
  Money market deposit accounts.............         96,943     757    3.12%         91,767     693    3.02%
  Savings accounts..........................         28,552     194    2.72%         26,676     180    2.70%
  Certificates of deposit, $100,000 or more.         31,494     425    5.40%         27,161     364    5.36%
  Other certificates of deposit.............        134,995   1,825    5.41%        132,382   1,761    5.32%
                                                   --------   -----                --------   -----
    Total time and savings deposits.........        295,996   3,225    4.36%        281,910   3,021    4.29%
Federal funds purchased and securities sold
 under agreement to repurchase.............          24,322     289    4.75%         22,907     238    4.16%
Federal Home Loan Bank advances                      11,892     170    5.72%              0       0
Other short term borrowings.................          1,918      27    5.63%          1,231      17    5.52%
                                                   --------   -----                --------   -----
  Total interest bearing liabilities........       $334,128   3,711    4.44%       $306,048   3,276    4.28%

Net interest income/yield...................                 $4,369    4.20%         $4,098   4.27%
                                                             ======                  ======


* Tax equivalent yields based on 34% tax rate, reduced by non-deductible portion of interest expense.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

------------------------------------------------------------------------------------------------------
INTEREST SENSITIVITY ANALYSIS
As of March 31, 2000                                                 MATURITY
(in thousands)                                Within          4-12         1-5      Over 5
                                            3 Months        Months       Years       Years       Total
------------------------------------------------------------------------------------------------------
Uses of funds
Federal funds sold.....................        9,852             0           0           0       9,852
Taxable investments....................        5,096         3,633      55,375       7,011      71,115
Tax-exempt investments.................            0         1,500       5,614      48,369      55,483
                                             -------       -------     -------     -------     -------
  Total investments....................       14,948         5,133      60,989      55,380     136,450

Loans:
  Commercial...........................       25,231         1,431      33,679       3,404      63,745
  Tax-exempt...........................          983             0           0       2,649       3,632
  Installment..........................        4,636         2,517      55,369       7,104      69,626
  Real estate..........................       20,477         5,472      87,743      42,777     156,469
  Other................................          252             0         582           0         834
                                             -------       -------     -------     -------     -------
Total loans............................       51,579         9,420     177,373      55,934     294,306
                                             -------       -------     -------     -------     -------
Total earning assets...................       66,527        14,553     238,362     111,314     430,756


Sources of funds

Interest checking deposits.............        4,485             0           0           0       4,485
Money market deposit accounts..........       97,101             0           0           0      97,101
Regular savings accounts...............       29,303             0           0           0      29,303
Certificates of deposit................
  $100,000 or more.....................        4,800        17,406       8,584           0      30,790
Other time deposits....................       34,290        45,412      54,327           0     134,029
Federal funds purchased and
  securities sold under
  agreements to repurchase.............       23,264             0           0           0      23,264
Other borrowed money...................        3,594         5,000       5,000       7,000      20,594
                                             -------       -------     -------     -------     -------
Total interest bearing liabilities.....      196,837        67,818      67,911       7,000     339,566


Rate sensitivity GAP...................     (130,310)      (53,265)    170,451     104,314      91,190

Cumulative GAP.........................     (130,310)     (183,575)    (13,124)     91,190


PART II - OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  none

          (b)
               A report on Form 8-K was filed on January 24, 2000 with the Securities and Exchange Commission regarding the Company's announcement of approval by the Board of Directors to repurchase up to 5% of the corporations common stock.


               A report on Form 8-K was filed on February 18, 2000 with the Securities and Exchange Commission announcing the death of Gertrude Dixon a Company
               Board member.

                           SIGNATURES


      In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                          May 12, 2000



     By:  /s/Louis G. Morris
          ____________________________
          Louis G. Morris
          Executive Vice President and
          Chief Financial Officer







    By:   /s/Laurie D. Grabow
          _____________________
          Laurie D Grabow
          Senior Vice President
          Finance