Form 10-Q
period 2000-06-30
OLD POINT FINANCIAL CORP
filed 2000-08-14
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For quarterly period Ended June 30, 2000
           -------------------------------------------

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

          Class                             Outstanding at July 31, 2000
          Common Stock, $5.00 par value            2,590,540 shares

                 OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX


                 PART I - FINANCIAL INFORMATION
                                                                  Page

Item 1. Financial Statements........................................1

     Consolidated Balance Sheets
              June 30, 2000 and December 31, 1999....................1

     Consolidated Statement of Earnings
              Three ended June 30, 2000 and 1999.....................2
              Six months ended June 30, 2000 and 1999................2

     Consolidated Statement of Cash Flows
              Six months ended June 30, 2000 and 1999................3

     Consolidated Statements of Changes in Stockholders' Equity
              Six months ended June 30, 2000 and 1999................4

     Notes to Consolidated Financial Statements......................5

     Parent Only Balance Sheets
              June 3, 2000 and December 31, 1999.....................6

     Parent Only Statement of Earnings
              Three months ended June 30, 2000 and 1999..............6
              Six Months ended June 30, 2000 and 1999................6

     Parent Only Statement of Cash Flows
              Six months ended June 30, 2000 and 1999................7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................8

         Analysis of Changes in Net Interest Income..................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.12

                  PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K............................14

                              (i)

------------------------------------------------------------------------------
Unaudited                                         June 30,        December 31,
Consolidated Balance Sheets                         2000              1999
------------------------------------------------------------------------------
Assets
Cash and due from banks......................   $ 10,678,621    $ 10,226,423
Interest bearing balances due
 from banks..................................        280,744         173,914
Investments:
  Securities available for sale,
   at market.................................     81,145,014      81,146,906
  Securities to be held to maturity..........     45,835,238      45,838,726
Trading account securities...................              0               0
Federal funds sold...........................      8,983,082         241,055
Loans, total ................................    310,219,254     281,646,439
    Less reserve for loan losses.............      3,384,856       3,110,804
                                                ------------    ------------
        Net loans............................    306,834,398     278,535,635
Bank premises and equipment..................     14,632,592      14,323,764
Other real estate owned......................        353,864         353,864
Other assets.................................      6,164,496       5,453,316
                                                ------------    ------------
     Total assets............................   $474,908,049    $436,293,603

Liabilities

Noninterest-bearing deposits.................   $ 72,423,375     63,005,586
Savings deposits.............................    123,929,557    128,763,117
Time deposits................................    170,231,126    169,148,814
                                                ------------   ------------
   Total deposits............................    366,584,058    360,917,517
Federal funds purchased and
 securities sold under agreement to
 repurchase..................................     23,252,400     22,840,778
Interest-bearing demand notes issued
 to the United States Treasury and
 other liabilities for.......................      6,399,245      3,317,437
Federal Home Loan Bank.......................     34,000,000      7,000,000
Other liabilities............................      2,096,308      1,404,194
                                                ------------   ------------
   Total liabilities.........................    432,332,011    395,479,926

Stockholders' Equity

Common stock, $5.00 par value................     12,917,005     12,916,310

                          2000        1999

  Shares authorized.10,000,000     6,000,000
  Shares outstanding 2,583,401     2,583,262
Surplus......................................     10,188,069     10,185,985
Undivided profits............................     21,405,925     19,674,272
Unrealized gain/(loss) on securities.........     (1,934,961)    (1,962,890)
                                                ------------   ------------
    Total stockholders' equity...............     42,576,038     40,813,677
                                                ------------   ------------
    Total liabilities and stockholders.......   $474,908,049   $436,293,603


---------------------------------------------------------------------------------------------------
                                                Three Months Ended            Six Months Ended
Consolidated Statements of Earnings                   June 30,                    June 30,
                                                  2000       1999             2000         1999
---------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans                     $6,385,334   $5,293,175    $12,331,676   $10,408,290
Interest on federal funds sold                     29,843       30,939         49,284        92,339
Interest on securities:
Interest on United States Treasury
 securities (taxable)                              15,956    1,251,604         31,856     2,522,704
Interest on obligations of other
  United States Government agencies (taxable)     976,883            0      1,954,329             0
Interest on obligations of states and
  political subdivisions (tax exempt)             688,545      677,283      1,381,973     1,312,023
Interest on obligations of states and
  political subdivisions (taxable)                 19,907                      39,813             0
Interest on trading account securities                  0            0              0             0
Dividends and interest on all other securities     87,344            0        167,958             0
                                               ----------   ----------     ----------    ----------
      Total interest on securities              1,788,635    1,928,887      3,575,929     3,834,727
Trading account securities                              0            0              0             0
                                               ----------   ----------     ----------    ----------
    Total interest income                       8,203,812    7,253,001     15,956,889    14,335,356

Interest Expense

Interest on savings deposits                      952,789      932,676      1,927,416     1,828,639
Interest on time deposits                       2,333,873    2,143,927      4,584,347     4,268,727
Interest on federal funds purchased and
  securities sold under agreement
  to repurchase                                   369,994      235,626        659,428       473,966
Interest on Federal Home Loan Bank advances       343,458       51,869        513,541        51,869
Interest on demand notes (note balances)
 issued to the United States Treasury
 and on other borrowed                             35,586       20,038         62,310        36,857
                                               ----------   ----------     ----------    ----------
    Total interest expense                      4,035,700    3,384,136      7,747,042     6,660,058

Net interest income                             4,168,112    3,868,865      8,209,847     7,675,298
Provision for loan losses                         150,000      150,000        325,000       300,000
                                               ----------   ----------     ----------    ----------
Net interest income after provision
 for loan losses                                4,018,112    3,718,865      7,884,847     7,375,298

Other Income

Income from fiduciary activities                  630,000      599,850      1,260,000     1,109,700
Service charges on deposit accounts               553,458      552,167      1,094,733     1,077,500
Other service charges, commissions and fees       163,292      156,207        369,824       363,133
Other operating income                             49,127       51,516        100,998       134,973
Security gains (losses)                             6,734            0          6,734             0
Trading account income                                  0            0              0             0
                                               ----------   ----------     ----------    ----------
    Total other income                          1,402,611    1,359,740      2,832,289     2,685,306

Other Expenses

Salaries and employee benefits                  2,286,757    2,154,511      4,592,608     4,225,224
Occupancy expense of Bank premises                248,237      242,617        514,605       472,762
Furniture and equipment expense                   391,104      318,286        766,979       605,785
Other operating expenses                          933,224      844,849      1,779,174     1,638,783
                                               ----------   ----------     ----------    ----------
    Total other expenses                        3,859,322    3,560,263      7,653,366     6,942,554
                                               ----------   ----------     ----------    ----------
Income before taxes                             1,561,401    1,518,342      3,063,770     3,118,050
Applicable income taxes                           319,000      282,700        606,000       634,000
                                               ----------   ----------     ----------    ----------
Net income                                     $1,242,401   $1,235,642     $2,457,770    $2,484,050


Per Share
Based on weighted average number of
  common shares outstanding                     2,583,401    2,576,377      2,583,396     2,576,103
Basic Earnings per Share                             0.48         0.48           0.95          0.96
Diluted Earnings per Share                           0.48         0.48           0.95          0.96

----------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                                        Six Months Ended
Consolidated Statements of Cash Flows                                                       June 30,
Unaudited                                                                             2000              1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................  $ 2,457,770         $ 2,484,050
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization................................................      630,526             531,145
  Provision for loan losses....................................................      325,000             300,000
  (Gains) loss on sale of investment securities, net...........................       (6,734)                  0
  Net amortization & accretion of securities ..................................       36,468              44,931
  Net (increase) decrease in trading account...................................            0                   0
  (Increase) in other real estate owned........................................            0            (215,056)
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment).................................     (725,568)             17,512
  Increase (decrease) in other liabilities.....................................      692,114             304,443
                                                                                 -----------          ----------
    Net cash provided by operating activities..................................    3,409,576           3,467,025

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities .....................................................     (712,037)        (22,912,251)
  Proceeds from maturities & calls of securities ..............................      730,000          21,500,000
  Proceeds from sales of available - for - sale securities.....................            0                   0
  Proceeds from sales of held - to - maturity securities.......................            0                   0
  Loans made to customers......................................................  (86,656,197)        (83,237,793)
  Principal payments received on loans.........................................   58,032,434          58,503,760
  Proceeds from sales of other real estate owned...............................            0             285,056
  Purchases of premises and equipment..........................................     (939,354)         (1,777,905)
  (Increase) decrease in federal funds sold....................................   (8,742,027)          5,216,072
                                                                                 -----------          ----------
    Net cash provided by (used in) investing activities........................  (38,287,181)        (22,423,061)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits.........................    9,417,789           1,140,971
  Increase (decrease) in savings deposits......................................    4,833,560)          3,124,769
  Proceeds from the sale of certificates of deposit............................   33,126,846          21,650,490
  Payments for maturing certificates of deposit................................  (32,044,534)        (16,852,904)
  Increase (decrease) in federal funds purchased &
   repurchase agreements.......................................................      411,622           2,795,053
  Increase (decrease) in Federal home Loan Bank  Advances......................   27,000,000                   0
  Increase (decrease) in other borrowed money..................................    3,081,808           8,661,877
  Proceeds from issuance of common stock.......................................           14              15,819
  Dividends paid...............................................................     (723,352)           (669,823)
                                                                                 -----------          ----------
    Net cash provided by financing activities..................................   35,436,633          19,866,252

    Net increase (decrease) in cash and due from banks.........................      559,028             910,216
    Cash and due from banks at beginning of period.............................   10,400,337          10,310,839
    Cash and due from banks at end of period...................................  $10,959,365         $11,221,055
                                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest...................................................................  $ 7,525,157         $ 6,623,481
    Income taxes...............................................................      650,000             650,000



See accompanying notes
                                       3


---------------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited                                                                                     Accumulated
                                                                                                 Other        Total
                                            Common Stock    Par       Capital    Retained     Comprehensive  Stockholder's
                                                Shares     Value      Surplus    Earnings     Income(Loss)     Equity

---------------------------------------------------------------------------------------------------------------------------
FOR SIX MONTHS ENDED JUNE 30, 2000
Balance at beginning of period......        2,583,262   $12,916,310  $10,185,985  $19,674,272 $(1,962,890)  $40,813,677
Comprehensive Income
  Net income........................                0             0            0    2,457,770           0     2,457,770
  Increase (decrease) in unrealized
  gain on investment securities                     0             0            0            0      27,929        27,929
                                            ---------    ----------   ----------   ----------   ---------   -----------
  Total Comprehensive Income                                                        2,457,770      27,929     2,485,699
Sale of common stock................              139           695        2,084       (2,765)          0            14
Cash dividends............... ......                0             0          0       (723,352)          0      (723,352)
                                            ---------    ----------   ----------   ----------   ---------   -----------
Balance at end of period............        2,583,401   $12,917,005  $10,188,069  $21,405,925 $(1,934,961)  $42,576,038




FOR SIX MONTHS ENDED JUNE 30, 1999

Balance at beginning of period......        2,575,444   $12,877,220  $10,020,066  $16,284,552  $  831,157   $40,012,995
Comprehensive Income
  Net income........................                0             0            0    2,484,050           0     2,484,050
  Increase (decrease) in unrealized
  gain on investment securities                     0             0            0            0  (1,577,572)   (1,577,572)
                                            ---------    ----------   ----------   ----------  ---------    -----------
  Total Comprehensive Income                                                        2,484,050  (1,577,572)      906,478
Sale of common stock................            1,264         6,320       32,909      (23,410)          0        15,819
Cash dividends............... ......                0             0            0     (669,824)          0      (669,824)
                                            ---------    ----------   ----------   ----------  ----------   -----------
Balance at end of period............        2,576,708   $12,883,540  $10,052,975  $18,075,368    (746,415)  $40,265,468

                OLD POINT FINANCIAL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant's 1999 Annual Report to Shareholders and Form 10-K.

2. Basic earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented.
     Diluted earnings per share are computed using the treasury stock method.


-------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                           June 30,      December 31,
(Unaudited)                                            2000           1999
-------------------------------------------------------------------------------
Assets
Cash in bank................................      $     98,523   $     59,502
Investment Securities.......................         2,075,000      2,105,000
Total Loans.................................                 0              0
Investment in Subsidiaries..................        40,347,892     38,550,254
Equipment...................................                 0              0
Other assets................................            54,623         25,361
                                                  ------------   ------------

Total Assets................................      $ 42,576,038   $ 40,740,117
                                                  ============   ============

Liabilities and Stockholders' Equity

Total Liabilities...........................      $          0   $          0
Stockholders' Equity........................        42,576,038     40,740,117
                                                  ------------   ------------

Total Liabilities & Stockholders' Equity....      $ 42,576,038   $ 40,740,117
                                                  ============   ============




------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                        Three Months Ended:            Six Months Ended:
Parent only Income Statements                                 June 30,                       June 30,
(Unaudited)                                            2000           1999            2000           1999
------------------------------------------------------------------------------------------------------------
Income
Cash dividends from Subsidiary..............      $    400,000   $    350,000    $    800,000   $  1,210,000
Interest and fees on loans..................                 0              0               0              0
Interest income from investment securities..            29,594         23,758          58,567         49,865
Gains (losses) from sale of investment secur                 0              0               0              0
Other income................................            36,000              0          72,000              0
                                                   -----------   ------------    ------------   ------------
Total Income................................           465,594        373,758         930,567      1,259,865

Expenses
Salaries and employee benefits..............            58,188              0         119,758              0
Other expenses..............................            39,968          7,168          87,189         29,833
                                                   -----------   ------------    ------------   ------------
Total Expenses..............................            98,156          7,168         206,947         29,833
                                                   -----------   ------------    ------------   ------------
Income before taxes & undistributed
    net income of subsidiaries..............           367,438        366,590         723,620      1,230,032

Income tax..................................           (18,000)         5,500         (38,000)         6,800
                                                   -----------   ------------    ------------   ------------
Net income before undistributed
  net income of subsidiaries................           385,438        361,090         761,620      1,223,232
Undistributed net income of subsidiaries....           856,963        874,552       1,696,150      1,260,818
                                                   -----------   ------------    ------------   ------------

Net Income..................................      $  1,242,401   $  1,235,642    $  2,457,770   $  2,484,050
                                                  ============   ============    ============   ============


-----------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                         Six Months Ended:
Parent only Statements of Cash Flows                         June 30,
(Unaudited)                                            2000           1999
-----------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income..................................      $  2,457,770   $  2,484,050
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income
     of subsidiaries........................        (1,696,151)    (1,260,819)
  Depreciation..............................                 0              0
    Gains(losses) on sale of securities[net]                 0              0
    (Increase) Decrease in other assets.....           (29,261)             0
    Increase (decrease in other liabilities)                 0          2,500
                                                   -----------   ------------
Net cash provided by operating activities...           732,358      1,225,731

Cash flows from investing activities:
(Increase)decrease in investment securities.            30,000        200,000
Investment in subsidiaries .................                 0     (1,020,000)
Sale of equipment...........................                 0              0
Repayment of loans by customers.............                 0              0

Net cash provided by investing activities...            30,000       (820,000)
                                                   -----------   ------------
Cash flows from financing activities:
Proceeds from issuance of common stock......                15         15,819
Dividends paid..............................          (723,352)      (669,823)
                                                   -----------   ------------
Net cash provided by financing activities...          (723,337)      (654,004)

Net increase (decrease) in cash & due
 from banks.................................            39,021       (248,273)

Cash & due from banks at beginning of period            59,502        293,695
                                                   -----------   ------------
Cash & due from banks at end of period......      $     98,523   $     45,422
                                                  ============   ============

Item 2.

    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Earnings Summary
Net income for the second quarter of 2000 increased .55% to $1,242,401 from $1,235,642 for the comparable period in 1999.
Basic earnings per share were $0.48 in the second quarter of 2000 compared with $0.48 in 1999.

For the six months ended June 30, 2000 net income decreased 1.1% to $2,457,770 from $2,484,050 in 1999. Basic earnings per share were $.95 for the first six months of 2000 compared with $.96 in 1999.

Return on average assets was 1.09% for the second quarter of 2000 and 1.18% for the comparable period in 1999. Return on average equity was 11.82% for the second quarter of 2000 and 12.06% for the second quarter of 1999.

For the six months ended June 30, 2000 and 1999 return on average
assets  was  1.10%  and 1.20% respectively.   Return  on  average
equity was 11.83% in 1999 and 12.13% in 1999.

Net Interest Income
Net interest income, on a fully tax equivalent basis, increased $360 thousand, or 8.5%, for the second quarter of 2000 over 1999. Average earning assets increased 9.2% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased from 4.28% in 1999 to 4.25% in 2000.

For the six months ended June 30, 2000 net interest income on a fully tax equivalent basis increased $581 thousand, or 7.0%, over the comparable period in 1999. Comparing the first six months of 2000 to 1999, average loans increased $45.4 million or 18.3% while investment securities decreased $8.7 million or 6.3%. Average earning assets increased 8.6% and the net interest yield decreased from 4.30% in 1999 to 4.22% in 2000.

Interest expense increased $652 thousand or 19.3% in the second quarter of 2000 from the second quarter of 1999, interest bearing liabilities increased $33.6 million or 10.7 % in the second quarter of 2000 over the same period in 1999.

For the six months ended June 30, 2000 interest expense increased
$1.1 million, or 16.3% over the same period in 1999. The cost of funding those liabilities increased 27 basis points from 1999.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

--------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                                    For the quarter ended June 30,
(Fully taxable equivalent basis) *                            2000                           1999
                                                                    Average                           Average
                                                          Interest   Rates                  Interest   Rates
                                                  Average Income/   Earned/         Average Income/   Earned/
Dollars in thousands                              Balance Expense    Paid          Balance Expense     Paid

--------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**                 $301,102  $6,412   8.52%        $254,178  $5,313    8.36%
Investment securities:
  Taxable                                          72,906   1,100   6.04%          83,276   1,252    6.01%
  Tax-exempt                                       56,910   1,092   7.68%          56,138   1,026    7.31%
                                                 --------  ------                --------  ------
    Total investment securities                   129,816   2,192   6.75%         139,414   2,278    6.54%
Federal funds sold                                  1,795      30   6.69%           2,344      31    5.29%
                                                 --------  ------                --------  ------
  Total earning assets                           $432,713  $8,634   7.98%        $395,936  $7,622    7.70%
                                                 ========  ======                ========  ======
Time and savings deposits:
  Interest-bearing transaction accounts          $  3,923      23   2.35%          $3,947  $   23    2.33%
  Money market deposit accounts                    96,943     735   3.03%          94,088     718    3.05%
  Savings accounts                                 28,552     194   2.72%          27,960     191    2.73%
  Certificates of deposit, $100,000 or more        31,647     465   5.88%          31,502     446    5.66%
  Other certificates of deposit                   135,279   1,869   5.53%         130,234   1,698    5.22%
                                                 --------  ------                --------   -----
    Total time and savings deposits               296,344   3,286   4.44%         287,731   3,076    4.28%

Federal funds purchased and securities sold
   under agreement to repurchase                   28,145     371   5.27%          21,864     236    4.32%
Federal Home Loan Bank advances                    21,975     344   6.26%           3,889      52    0.00%
Other short term borrowings                         2,665      35   5.25%           2,034      20    3.93%
                                                 --------  ------                --------  ------
  Total interest bearing liabilities             $349,129   4,036   4.62%        $315,518    3384    4.29%

Net interest income/yield                                  $4,598   4.25%                  $4,238    4.28%
                                                           ======                          ======

--------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                                        For the six months ended June 30,
(Fully taxable equivalent basis) *                            2000                           1999
                                                                    Average                           Average
                                                          Interest   Rates                  Interest   Rates
                                                  Average Income/   Earned/         Average Income/   Earned/
Dollars in thousands                              Balance Expense    Paid          Balance Expense     Paid

--------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**                 $293,154  $12,377  8.44%        $247,768  $10,444   8.43%
Investment securities:
  Taxable                                          63,536    2,194  6.91%          84,347    2,523   5.98%
  Tax-exempt                                       66,413    2,094  6.31%          54,311    1,988   7.32%
                                                 --------   ------               --------   ------
    Total investment securities                   129,949    4,288  6.60%         138,658    4,511   6.51%
Federal funds sold.                                 1,530       49  6.41%           3,690       92   4.99%
                                                 --------   ------                --------   -----
  Total earning assets                           $424,633  $16,714  7.87%        $390,116  $15,047   7.71%

Time and savings deposits:
  Interest-bearing transaction accounts          $  3,967  $    47  2.37%        $  3,936  $    46   2.34%
  Money market deposit accounts                    95,245    1,492  3.13%          92,927    1,411   3.04%
  Savings accounts                                 28,535      388  2.72%          27,318      371   2.72%
  Certificates of deposit, $100,000 or more        31,571      890  5.64%          29,332      810   5.52%
  Other certificates of deposit                   135,138    3,694  5.47%         131,308    3,459   5.27%
                                                 --------   ------                --------   -----
    Total time and savings deposits               294,455    6,511  4.42%         284,821    6,097   4.28%
Federal funds purchased and securities sold
 under agreement to repurchase.                    26,234      660  5.03%          22,372      474   4.24%
Federal Home Loan Bank advance                     16,934      514  6.07%           1,945       52   0.00%
Other short term borrowings                         2,291       62  5.41%           1,633       37   4.53%
                                                 --------   ------               ---------   -----
  Total interest bearing liabilities             $339,914    7,747  4.56%        $310,771    6,660   4.29%

Net interest income/yield                                   $8,967  4.22%                  $ 8,387   4.30%
                                                            ======  ====                   =======   =====

*    Tax equivalent yields based on 34% tax rate.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

Provision/Allowance for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio.

The provision for loan losses was $325 thousand for the first six months of 2000, up from $300 thousand in the comparable period in 1999. Loans charged off (net of recoveries) were $50,948 compared with loans charged off (net of recoveries) of $295,762 in the first six months of 1999. On an annualized basis net loan charge-offs were 0.03% of total loans for the first half of 2000 compared with 0.23% for the same period in 1999.

On June 30, 2000 nonperforming assets totaled $833 thousand compared with $570 thousand on June 30, 1999. The June 2000 total consisted of $354 thousand in a former branch site now listed for sale, and $479 thousand in nonaccrual loans. The June 1999 total consisted of $60 thousand in foreclosed real estate, $354 thousand in a former branch site, and $156 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $687 thousand as of June 30, 2000 compared with $679 thousand as of June 30, 1999. The allowance for loan losses on June 30, 2000 was $3.4 million compared with $2.9 million on June 30, 1999. It represented a multiple of 4.1 times nonperforming assets and 7.1 times nonperforming loans. The allowance for loan losses was 1.10% of loans on June 30, 2000 and 1999.

Other Income

For the second quarter of 2000 other income increased $43 thousand, or 3.2%, and for the six months ended June 30, 2000 other income increased $147 thousand or 5.5%. In both periods, the increase in income is attributed to an increase in fiduciary income as well as an increase in other commissions and fees.

Other Expenses

For the second quarter of 2000 other expenses increased $299 thousand or 8.4% over the second quarter of 1999. For the six months ending June 2000 other expenses increased $711 thousand or 10.2% over the same period in 1999. These increases are due to higher cost associated with opening two new branch facilities. The costs include higher salary expense to staff the new facilities and higher depreciation costs for buildings and furniture.

Assets

At June 30, 2000 total assets were $474.9 million, up 8.9% from $436.3 million at December 31, 1999. Total loans grew $28.6 million or 10.1%. The majority of this growth was in the installment and real estate portfolios. Federal Home Loan Bank advances increased $27 million in 2000 from year-end 1999 to fund the to the loan growth.

Investment  securities and federal funds sold decreased  by  $1.8 million, or 1.4%, in 2000. Total deposits increased $5.7 million, or 1.6% in 2000 and demand note balances to the United States
Treasury increased $3.1 million from year-end 1999.

Capital Ratios

The Company's capital position remains strong as evidenced by the regulatory capital measurements. At June 30, 2000 the Tier I capital ratio was 13.39%, the total capital ratio was 14.41% and the leverage ratio was 9.60%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources

The Company purchased land for a new branch site in Williamsburg, Virginia. An office building will be constructed on this site in 2001. The Company has committed to purchase an item processing system and an imaging system. Testing and implementation for these systems are expected to be completed by the end of 2000.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity

Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As stated above total loans increased $28.6 million since year-end 1999. Funding of these loans has been provided by Federal Home Loan Bank advances. Management does not expect this strong loan demand to continue. However, if this trend does continue liquidity can be provided internally by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds, demand note to the US Treasury and Federal Home Loan Bank advances.

Effects of Inflation

Management believes that the key to achieving satisfactory performance in an inflationary environment is its ability to maintain or improve its net interest margin and to generate additional fee income. The Company's policy of investing in and funding with interest sensitive assets and liabilities is intended to reduce the risks inherent in a volatile inflationary economy.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Sensitivity

Old Point Financial Corporation does not have any risk sensitive instruments entered into for trading purposes.

Trading market risk is the risk to net income from changes in the fair values of assets and liabilities that are marked-to-market through the income statement. The Company does not carry a trading portfolio and is currently not exposed to trading risk.

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of June 30, 2000. There were $134 million more in liabilities than assets subject to repricing within three months. This is a slight improvement from the December 31, 1999.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $123.9 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation's equity price risk is immaterial and the company's primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 200 basis point rise in rates would
cause  approximately a 1.49% decease in net  income.   The  model
indicates a 300 basis point rise in rates would cause approximately a 2.29% decrease in net income at June 30, 2000.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
              (a)   Exhibits             None

              (b) No reports on Form 8-K were filed during the second quarter of 2000.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                        August 11, 2000




     By:  /s/Louis G Morris
          Louis G. Morris
          Executive Vice President and CFO


     By:  /s/ Laurie D Grabow
          Laurie D. Grabow
          Senior Vice President
          Principal Financial and Accounting Officer