Form 10-Q
period 2000-09-30
OLD POINT FINANCIAL CORP
filed 2000-11-14
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period Ended September 30, 2000
          ---------------------------------------------

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


State the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000.

  Class                           Outstanding at October 31, 2000

  Common Stock, $5.00 par value   2,590,540 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX


                 PART I - FINANCIAL INFORMATION
                                                             Page
Item 1. Financial Statements....................................1

     Consolidated Balance Sheets
              September 30, 2000 and December 31, 1999..........1

     Consolidated Statements of Earnings
              Three months ended September 30, 2000 and 1999....2
              Nine months ended September 30, 2000 and 1999.....2

     Consolidated Statements of Cash Flows
              Nine months ended September 30, 2000 and 1999.....3

     Consolidated Statements of Changes in Stockholders' Equity
              Nine months ended September 30, 2000 and 1999.....4

     Notes to Consolidated Financial Statements.................5

     Parent Only Balance Sheets
              September 30, 2000 and December 31, 1999..........6

     Parent Only Statement of Earnings
              Three months ended September 30, 2000 and 1999....6
              Nine months ended September 30, 2000 and 1999.....6

     Parent Only Statement of Cash Flows
              Nine months ended September 30, 2000 and 1999.....7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................8

          Analysis of Changes in Net Interest Income............9

Item 3. Quantitative and Qualitative Disclosures about Market
          Risk.................................................12

                 PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................13

                                 (i)

-----------------------------------------------------------------------------
Unaudited                                         September 30,  December 31,
Consolidated Balance Sheets                           2000           1999
-----------------------------------------------------------------------------
Assets
Cash and due from banks........................... $  9,445,700  $ 10,226,423
Interest bearing balances due from banks..........      305,514       173,914
                                                   ------------  ------------
  Total cash due from banks                           9,751,214    10,400,337
Investments:
  Securities available for sale, at market........   79,539,008    81,146,906
  Securities to be held to maturity...............   45,836,258    45,838,726
Trading account securities........................            -             -
Federal funds sold................................    7,123,166       241,055
Loans, total .....................................  313,369,705   281,646,439
    Less reserve for loan losses..................    3,494,544     3,110,804
                                                   ------------  ------------
        Net loans.................................  309,875,161   278,535,635
Bank premises and equipment.......................   14,687,542    14,323,764
Other real estate owned...........................      553,864       353,864
Other assets......................................    5,737,121     5,453,316
                                                   ------------  ------------
     Total assets................................. $473,103,334  $436,293,603
                                                   ============  ============

Liabilities

Noninterest-bearing deposits...................... $ 67,512,497  $ 63,005,586
Savings deposits..................................  123,919,484   128,763,117
Time deposits.....................................  178,461,254   169,148,814
                                                   ------------  ------------
   Total deposits.................................  369,893,235   360,917,517
Federal funds purchased and securities sold under
 agreement to repurchase..........................   24,996,522    22,840,778
Interest-bearing demand notes issued to the United
 States Treasury and other liabilities for
 borrowed money...................................    4,577,417     3,317,437
Federal Home Loan Bank............................   27,000,000     7,000,000
Other liabilities.................................    2,112,067     1,404,194
                                                   ------------  ------------
   Total liabilities..............................  428,579,241   395,479,926

Stockholders' Equity

Common stock, $5.00 par value..................... $ 12,952,700  $ 12,916,310

                           2000        1999

  Shares authorized.... 10,000,000   6,000,000
  Shares outstanding...  2,590,540   2,581,822
Surplus...........................................   10,288,301    10,185,985
Undivided profits.................................   22,265,659    19,674,272
Unrealized gain/(loss) on securities..............     (982,567)   (1,962,890)
                                                   ------------  ------------
    Total stockholders' equity....................   44,524,093    40,813,677
                                                   ------------  ------------
    Total liabilities and stockholders' equity.... $473,103,334  $436,293,603
                                                   ============  ============


---------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended           Nine Months Ended
Consolidated Statements of Earnings                  September 30,               September 30,
---------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans.....................$6,734,942    $5,545,428   $19,066,618   $15,953,718
Interest on federal funds sold.................    77,934        39,109       127,218       131,448
Interest on securities:
Interest on United States Treasury
 securities (taxable)..........................    16,006        22,648        47,862       124,061
Interest on obligations of other
  United States Government agencies (taxable)..   972,194     1,089,264     2,926,523     3,331,358
Interest on obligations of states and
  political subdivisions (tax exempt)..........   670,849       687,098     2,052,822     1,999,121
Interest on obligations of states and
  political subdivisions (taxable).............    19,906        19,907        59,719        28,975
Interest on trading account securities.........         -             -             -             -
Dividends and interest on all other securities.   101,479        81,482       269,437       251,611
                                               ----------    ----------   -----------   -----------
      Total interest on securities............. 1,780,434     1,900,399     5,356,363     5,735,126
Trading account securities.....................         -             -             -             -
                                               ----------    ----------   -----------   -----------
    Total interest income...................... 8,593,310     7,484,936    24,550,199    21,820,292

Interest Expense

Interest on savings deposits...................   987,865       960,832     2,915,281     2,789,471
Interest on time deposits...................... 2,560,744     2,184,869     7,145,091     6,453,596
Interest on federal funds purchased and
 securities sold under agreement to repurchase.   342,494       242,744     1,001,922       716,710
Interest on Federal Home Loan Bank advances....   510,211       127,471     1,023,752       179,340
Interest on demand notes (note balances)issued
 to the United States Treasury and on other
 borrowed money................................    30,464        20,608        92,774        57,465
                                               ----------    ----------   -----------   -----------
    Total interest expense..................... 4,431,778     3,536,524    12,178,820    10,196,582

Net interest income............................ 4,161,532     3,948,412    12,371,379    11,623,710
Provision for loan losses......................   150,000       150,000       475,000       450,000
                                               ----------    ----------   -----------   -----------
Net interest income after provision for loan
 losses........................................ 4,011,532     3,798,412    11,896,379    11,173,710

Other Income

Income from fiduciary activities...............   630,000       569,872     1,890,000     1,679,572
Service charges on deposit accounts............   564,943       538,397     1,659,676     1,615,897
Other service charges, commissions and fees....   156,900       151,924       526,724       515,057
Other operating income.........................    41,122        63,182       142,120       198,155
Security gains (losses)........................     3,525       (53,932)       10,259       (53,932)
Trading account income.........................         -             -             -             -
                                               ----------    ----------   -----------   -----------
     Total other income........................ 1,396,490     1,269,443     4,228,779     3,954,749

Other Expenses

Salaries and employee benefits................. 2,353,627     2,133,266     6,946,235     6,358,490
Occupancy expense of Bank premises.............   261,802       240,827       776,407       713,589
Furniture and equipment expense................   353,493       321,879     1,120,472       927,664
Other operating expenses.......................   852,902       794,200     2,632,076     2,432,983
                                               ----------    ----------   -----------   -----------
     Total other expenses...................... 3,821,824     3,490,172    11,475,190    10,432,726
                                               ----------    ----------   -----------   -----------
Income before taxes............................ 1,586,198     1,577,683     4,649,968     4,695,733
Applicable income taxes........................   331,100       346,400       937,100       980,400
                                               ----------    ----------   -----------   -----------
Net income.....................................$1,255,098    $1,231,283   $ 3,712,868   $ 3,715,333
                                               ==========    ==========   ===========   ===========

Per Share
Based on weighted average number of
  common shares outstanding.................... 2,590,540     2,581,822     2,585,797     2,578,030
Basic Earnings per Share.......................      0.48          0.48          1.44          1.44
Diluted Earnings per Share.....................      0.47          0.48          1.41          1.44

---------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                           Nine Months Ended
Consolidated Statements of Cash Flows                                         September 30,
Unaudited                                                                  2000           1999
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................$   3,712,868  $   3,715,333
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.....................................      978,264        807,531
  Provision for loan losses.........................................      475,000        450,000
  (Gains) loss on sale of investment securities, net................      (10,259)        53,932
  Net amortization & accretion of securities .......................       52,148         63,821
  Net (increase) decrease in trading account........................            0              0
  (Increase) in other real estate owned.............................     (200,000)      (275,056)
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)......................     (788,820)       (27,191)
  Increase (decrease) in other liabilities..........................      707,873        771,747
                                                                    -------------  -------------
    Net cash provided by operating activities.......................    4,927,074      5,560,117

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ..........................................   (1,096,576)   (25,559,816)
  Proceeds from maturities & calls of securities ...................    1,360,500     25,020,000
  Proceeds from sales of available - for - sale securities..........    2,789,891      1,346,068
  Proceeds from sales of held - to - maturity securities............            0              0
  Loans made to customers........................................... (126,387,975)  (130,798,723)
  Principal payments received on loans..............................   94,573,449     96,079,685
  Proceeds from sales of other real estate owned....................            0        345,056
  Purchases of premises and equipment...............................   (1,342,042)    (2,514,244)
  (Increase) decrease in federal funds sold.........................   (6,882,111)    (2,588,590)
                                                                    -------------  -------------
    Net cash provided by (used in) investing activities.............  (36,984,864)   (38,670,564)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits..............    4,506,911      2,700,803
  Increase (decrease) in savings deposits...........................   (4,843,633)     3,241,952
  Proceeds from the sale of certificates of deposit.................   57,136,267     41,097,830
  Payments for maturing certificates of deposit.....................  (47,823,827)   (29,148,099)
  Increase (decrease) in federal funds purchased &
   repurchase agreements............................................    2,155,744      1,498,423
  Increase (decrease) in Federal Home Loan Bank Advances............   20,000,000              0
  Increase (decrease) in other borrowed money.......................    1,259,980     12,659,170
  Proceeds from issuance of common stock............................      129,158        139,424
  Dividends paid....................................................   (1,111,933)    (1,031,279)
                                                                    -------------  -------------
    Net cash provided by financing activities.......................   31,408,667     31,158,225

    Net increase (decrease) in cash and due from banks..............     (649,123)    (1,952,222)
    Cash and due from banks at beginning of period..................   10,400,337     10,310,839
                                                                    -------------  -------------
    Cash and due from banks at end of period........................ $  9,751,214  $   8,358,617
                                                                     ============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest........................................................ $ 12,025,878  $   10,145094
    Income taxes....................................................    1,050,000        900,000



See accompanying notes


-----------------------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited                                                                                               Accumulated
                                                                                                           Other         Total
                                           Common Stock        Par         Capital        Retained     Comprehensive  Stockholder's
                                              Shares          Value        Surplus        Earnings      Income(Loss)     Equity
-----------------------------------------------------------------------------------------------------------------------------------
FOR NINE MONTHS ENDED SEPTEMBER 30, 2000
Balance at beginning of period............... 2,583,262   $ 12,916,310   $ 10,185,985   $ 19,674,272   $ (1,962,890)  $ 40,813,677
Comprehensive Income
  Net income.................................         -              -              -      3,712,868              -      3,712,868
  Increase (decrease) in unrealized
  gain on investment securities..............         -              -              -              -        980,323        980,323
                                              ---------   ------------   ------------   ------------   ------------   ------------
  Total Comprehensive Income                                                               3,712,868        980,323      4,693,191
Sale of common stock.........................     7,278         36,390        102,316         (9,548)             -        129,158
Cash dividends............... ...............         -              -              -     (1,111,933)             -     (1,111,933)
                                              ---------   ------------   ------------   ------------   ------------   ------------
Balance at end of period..................... 2,590,540   $ 12,952,700   $ 10,288,301   $ 22,265,659   $   (982,567)  $ 44,524,093




FOR NINE MONTHS ENDED SEPTEMBER 30, 1999

Balance at beginning of period............... 2,575,444   $ 12,877,220   $ 10,020,066   $ 16,284,552   $    831,157   $ 40,012,995
Comprehensive Income
  Net income.................................         -              -              -      3,715,333              -      3,715,333
  Increase (decrease) in unrealized
  gain on investment securities..............         -              -              -              -     (2,179,040)    (2,179,040)
                                              ---------   ------------   ------------   ------------   ------------   ------------
  Total Comprehensive Income                                                               3,715,333     (2,179,040)     1,536,293
Sale of common stock.........................     6,378         31,890        137,439        (29,905)             -        139,424
Cash dividends............... ...............         -              -              -     (1,031,279)             -     (1,031,279)
                                              ---------   ------------   ------------   ------------   ------------   ------------
Balance at end of period..................... 2,581,822   $ 12,909,110   $ 10,157,505   $ 18,938,701   $ (1,347,883)  $ 40,657,433



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


-----------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                       September 30,   December 31,
(Unaudited)                                          2000           1999
-----------------------------------------------------------------------------
Assets
Cash in bank................................      $     36,890   $     59,502
Investment Securities.......................         2,265,000      2,105,000
Total Loans.................................                 0              0
Investment in Subsidiaries..................        42,141,440     38,550,254
Equipment...................................                 0              0
Other assets................................            80,763         25,361
                                                   -----------    -----------

Total Assets................................      $ 44,524,093   $ 40,740,117
                                                   ===========    ===========

Liabilities and Stockholders' Equity
Total Liabilities...........................      $          0   $          0
Stockholders' Equity........................        44,524,093     40,740,117
                                                   -----------    -----------

Total Liabilities & Stockholders' Equity....      $ 44,524,093   $ 40,740,117
                                                   ===========    ===========



------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                        Three Months Ended:            Nine Months Ended:
Parent only Income Statements                             September 30,                 September 30,
(Unaudited)                                            2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------
Income
Cash dividends from Subsidiary..............      $    425,000   $    375,000   $  1,225,000   $  1,585,000
Interest and fees on loans..................                 0              0              0              0
Interest income from investment securities..            32,224         24,873         90,791         74,738
Gains (losses) from sale of investment
 securities.................................                 0        (53,932)             0        (53,932)
Other income................................            36,000              0        108,000              0
                                                   -----------    -----------    -----------    -----------
Total Income................................           493,224        345,941      1,423,791      1,605,806

Expenses
Salaries and employee benefits..............            57,084              0        176,842              0
Other expenses..............................            39,095          4,829        126,284         34,662
                                                   -----------    -----------    -----------    -----------
Total Expenses..............................            96,179          4,829        303,126         34,662
                                                   -----------    -----------    -----------    -----------
Income before taxes & undistributed
  net income of subsidiaries................           397,045        341,112      1,120,665      1,571,144

Income tax..................................           (16,900)         4,500        (54,900)        11,300
                                                   -----------    -----------    -----------    -----------
Net income before undistributed
  net income of subsidiaries................           413,945        336,612      1,175,565      1,559,844
Undistributed net income of subsidiaries....           841,153        894,671      2,537,303      2,155,489
                                                   -----------    -----------    -----------    -----------

Net Income..................................      $  1,255,098   $  1,231,283   $  3,712,868   $  3,715,333
                                                   ===========    ===========    ===========    ===========


------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                         Nine Months Ended:
Parent only Statements of Cash Flows                      September 30,
(Unaudited)                                            2000           1999
------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income..................................      $  3,712,868   $  3,715,333
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of
     subsidiary.............................        (2,537,303)    (2,155,489)
  Depreciation..............................                 0              0
    Gains(losses) on sale of securities[net]                 0         53,932
    (Increase) Decrease in other assets.....           (55,403)        (7,750)
    Increase (decrease in other liabilities)                 0              0
                                                   -----------    -----------
Net cash provided by operating activities...         1,120,162      1,606,026

Cash flows from investing activities:
Purchase of securities                                       0     (1,500,000)
Proceeds froms sales of available-for-sale
 securities.................................                 0      1,346,068
(Increase)decrease in investment securities.          (160,000)       200,000
Investment in subsidiaries .................                 0     (1,020,000)
Sale of equipment...........................                 0              0
Repayment of loans by customers.............                 0              0
                                                   -----------    -----------
Net cash provided by investing activities...          (160,000)      (973,932)

Cash flows from financing activities:
Proceeds from issuance of common stock......           129,159        139,425
Dividends paid..............................        (1,111,933)    (1,031,279)
                                                   -----------    -----------
Net cash provided by financing activities...          (982,774)      (891,854)

Net increase (decrease) in cash & due from
 banks......................................           (22,612)      (259,760)

Cash & due from banks at beginning of period            59,502        293,695
                                                   -----------    -----------
Cash & due from banks at end of period......      $     36,890   $     33,935
                                                   ===========    ===========


Item 2.

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Earnings Summary
Net  income  for  the  third quarter of 2000 increased  1.93%  to
$1,255,098  from  $1,231,283 for the comparable period  in  1999.
Basic earnings per share were $0.48 in the third quarter of  2000 compared with $0.48 in 1999.

For the nine months ended September 30, 2000 net income decreased
 .07% to $3,712,868 from $3,715,333 in 1999.  Basic earnings per share were $1.44 for the first nine months of 2000 compared with $1.44 in 1999.

Return on average assets was 1.07% for the third quarter of  2000 and 1.15% for the comparable period in 1999. Return on average equity was 11.34% for the third quarter of 2000 and 12.10% for the third quarter of 1999.

For  the nine months ended September 30, 2000 and 1999 return  on
average  assets  was  1.09% and 1.18%  respectively.   Return  on
average equity was 11.66% in 2000 and 12.12% in 1999.

Net Interest Income
Net interest income, on a fully tax equivalent basis, increased $179 thousand, or 4.14%, for the third quarter of 2000 over 1999. Average earning assets increased 10.04% and the net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased from 4.27% in 1999 to 4.04% in 2000.

For the nine months ended September 30, 2000 net interest income on a fully tax equivalent basis increased $759 thousand, or 5.97%, over the comparable period in 1999. Comparing the first nine months of 2000 to 1999, average loans increased $46.3 million or 18.3% while investment securities decreased $7.8 million or 5.7%. Average earning assets increased 9.5% and the net interest yield decreased from 4.30% in 1999 to 4.16% in 2000.

Interest expense increased $927 thousand or 26.2% in the third quarter of 2000 from the third quarter of 1999, interest bearing liabilities increased $36.1 million or 11.2 % in the third quarter of 2000 over the same period in 1999.

For the nine months ended September 30, 2000 interest expense increased $2.0 million, or 19.8% over the same period in 1999.
The cost of funding those liabilities increased 37 basis points from 1999.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

--------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                             For the quarter ended September 30,
(Fully taxable equivalent basis) *                       2000                          1999
                                                                   Average                       Average
                                                         Interest   Rates              Interest   Rates
                                               Average   Income/   Earned/   Average   Income/   Earned/
Dollars in thousands                           Balance   Expense     Paid    Balance   Expense     Paid
--------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**               $312,201    $6,760   8.66%   $264,172    $5,566   8.43%
Investment securities:
  Taxable                                        72,886     1,110   6.09%     80,152     1,213   6.05%
  Tax-exempt                                     55,795     1,017   7.29%     57,372     1,041   7.26%
                                               --------    ------           --------    ------
    Total investment securities                 128,681     2,127   6.61%    137,524     2,254   6.56%
Federal funds sold                                4,304        78   7.25%      2,885        39   5.41%
                                               --------    ------           ---------   ------
  Total earning assets                         $445,186    $8,965   8.05%   $404,581    $7,859   7.77%
                                               ========    ======           ========    ======

Time and savings deposits:
  Interest-bearing transaction accounts        $  5,100    $   30   2.35%   $  3,973    $   24   2.42%
  Money market deposit accounts                  91,802       766   3.34%     94,555       741   3.13%
  Savings accounts                               27,906       192   2.75%     28,495       197   2.77%
  Certificates of deposit, $100,000 or more      34,663       544   6.28%     30,839       423   5.49%
  Other certificates of deposit                 139,420     2,017   5.79%    132,216     1,762   5.33%
                                               --------    ------           --------    ------
    Total time and savings deposits             298,891     3,549   4.75%    290,078     3,147   4.34%

Federal funds purchased and securities sold
   under agreement to repurchase                 26,809       374   5.58%     21,971       243   4.42%
Federal Home Loan Bank advances                  32,000       510   6.38%      9,548       127   5.32%
Other short term borrowings                       1,677        31   7.39%      1,704        20   4.69%
                                               --------    ------           --------    ------
  Total interest bearing liabilities           $359,377     4,464   4.97%   $323,301     3,537   4.38%

Net interest income/yield                                  $4,501   4.04%               $4,322   4.27%
                                                           ======   =====               ======   =====

--------------------------------------------------------------------------------------------------------
                                                      For the nine months ended September 30,
                                                         2000                          1999
                                                                   Average                       Average
                                                         Interest   Rates              Interest   Rates
                                               Average   Income/   Earned/   Average   Income/   Earned/
Dollars in thousands                           Balance   Expense     Paid    Balance   Expense     Paid
--------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**               $299,503   $19,138   8.52%   $253,236   $16,010   8.43%
Investment securities:
  Taxable                                        72,964     3,304   6.04%     82,120     3,736   6.07%
  Tax-exempt                                     56,676     3,111   7.32%     55,331     3,029   7.30%
                                               --------   -------           --------   -------
    Total investment securities                 129,640     6,415   6.60%    137,451     6,765   6.56%
Federal funds sold                                2,454       127   6.90%      3,442       131   5.07%
                                               --------  --------           --------   -------
  Total earning assets                         $431,597   $25,680   7.93%   $394,129   $22,906   7.75%
                                               ========   =======           ========   =======

Time and savings deposits:
  Interest-bearing transaction accounts        $  4,345   $    77   2.36%   $  3,948   $    70   2.36%
  Money market deposit accounts                  94,098     2,258   3.20%     93,470     2,152   3.07%
  Savings accounts                               28,325       580   2.73%     27,710       568   2.73%
  Certificates of deposit, $100,000 or more      32,601     1,434   5.86%     29,834     1,233   5.51%
  Other certificates of deposit                 136,565     5,711   5.58%    131,610     5,221   5.29%
                                               --------   -------           --------   -------
    Total time and savings deposits             295,934    10,060   4.53%    286,572     9,244   4.30%
Federal funds purchased and securities sold
 under agreement to repurchase                   27,151     1,034   5.08%     22,209       717   4.30%
Federal Home Loan Bank advance                   21,956     1,024   6.22%      4,479       179   5.33%
Other short term borrowings                       2,087        93   5.94%      1,657        57   4.59%
                                               --------   -------           --------   -------
  Total interest bearing liabilities           $347,128    12,211   4.69%   $314,917    10,197   4.32%

Net interest income/yield                                 $13,469   4.16%              $12,709   4.30%
                                                          =======   =====              =======   =====

*  Tax equivalent yields based on 34% tax rate.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

Provision/Allowance for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio.

The provision for loan losses was $475 thousand for the first nine months of 2000, up from $450 thousand in the comparable period in 1999. Loans charged off (net of recoveries) were $91,260 compared with loans charged off (net of recoveries) of $335,523 in the first nine months of 1999. On an annualized basis net loan charge-offs were 0.04% of total loans for the first three quarters of 2000 compared with 0.16% for the same period in 1999.

On September 30, 2000 nonperforming assets totaled $1.02 million compared with $555 thousand on September 30, 1999. The September 2000 total consisted of $200 thousand in foreclosed real estate, $354 thousand in a former branch site now listed for sale, and $465 thousand in nonaccrual loans. The September 1999 total consisted of $60 thousand in foreclosed real estate, $354 thousand in a former branch site, and $141 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $977 thousand as of September 30, 2000 compared with $557 thousand as of September 30, 1999. The allowance for loan losses on September 30, 2000 was $3.5 million compared with $2.97 million on September 30, 1999. It represented a multiple of 3.43 times nonperforming assets and 7.53 times nonperforming loans. The allowance for loan losses was 1.12% of loans on September 30, 2000 compared to 1.10% at September 30, 1999.

Other Income
For the third quarter of 2000 other income increased $127 thousand, or 10.0%, and for the nine months ended September 30, 2000 other income increased $274 thousand or 6.9%. In both periods, the increase in income is attributed to an increase in fiduciary income.

Other Expenses
For  the  third  quarter  of 2000 other expenses  increased  $332 thousand or 9.5% over the third quarter of 1999. For the nine months ending September 2000 other expenses increased $1.0 million or 10.0% over the same period in 1999. These increases are due to higher cost associated with opening two new branch facilities. The costs include higher salary expense to staff the new facilities and higher depreciation costs for buildings and furniture.

Assets
At September 30, 2000 total assets were $473.1 million, up 8.4% from $436.3 million at December 31, 1999. Total loans grew $31.7 million or 11.3%. The majority of this growth was in the installment and real estate portfolios. Federal Home Loan Bank advances increased $20 million in 2000 from year-end 1999 to fund the to the loan growth.

Investment securities decreased by $1.6 million, or 1.3%, in 2000. Total deposits increased $9.0 million, or 2.5% in 2000 and demand note balances to the United States Treasury increased $1.3 million from year-end 1999.

Capital Ratios

The Company's capital position remains strong as evidenced by the regulatory capital measurements. At September 30, 2000 the Tier I capital ratio was 12.21%, the total capital ratio was 13.16% and the leverage ratio was 10.0%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

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

Liquidity
Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. As stated above total loans increased $31.7 million since year-end 1999. Funding of these loans has been provided by Federal Home Loan Bank advances. Management does not expect this strong loan demand to continue. However, if this trend does continue liquidity can be provided internally by liquidation of short term investment securities as well as other means of financing such as purchase of federal funds, demand note to the US Treasury and Federal Home Loan Bank advances.

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of September 30, 2000. There were $123 million more in liabilities than assets subject to repricing within three months. This is a slight improvement from the December 31, 1999.

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

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing
differences  in  repricing  of loans  and  deposits.   Old  Point
Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects
various  changes  in  interest  income  under  a  changing   rate
environment  of up to plus or minus 300 basis points.   The  rate
shock  model  reveals that a 200 basis point rise in rates  would
cause  approximately a 0.37% decrease in net  income.   The  model
indicates   a   300  basis  point  rise  in  rates  would   cause
approximately a 0.98% decrease in net income at September 30, 2000.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
             (a)  Exhibits

                  None

             (b)No reports  on Form 8-K were filed during the
                third quarter of 2000.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                        November 9, 2000




     By:  /s/Louis G Morris
          Louis G. Morris
          Executive Vice President and CFO










     By:  /s/Laurie D Grabow
          Laurie D. Grabow
          Senior Vice President
          Principal Financial and Accounting Officer