Form 10-K405
period 2000-12-31
OLD POINT FINANCIAL CORP
filed 2001-03-29
CIK 740971

U. S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 (no fee required)
     For the transition period from                           to


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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 15, 2001 the aggregate market value of the 1,936,208 shares of common stock of Old Point Financial Corporation held by nonaffiliates was approximately $43 million based upon the closing price of the stock as of March 15, 2001. Number of shares outstanding on March 15, 2001 was 2,590,540.

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

Item  4. Submission of Matters to a Vote of Security Holders.......13

PART II............................................................13

Item  5. Market for Common Equity And Related Stockholder Matters..13

Item  6. Selected Financial Data...................................13

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................15

Item  8. Financial Statements and Supplementary Data...............18

Item  9. Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.......................37

PART III...........................................................38

Item 10. Directors and Executive Officers of the Registrant........38

Item 11. Executive Compensation....................................41

Item 12. Security Ownership of Certain Beneficial Owners and
         Management................................................43

Item 13. Certain Relationships and Related Transactions............43

PART IV............................................................45

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8....................................................45


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

The Company completed a spin-off of its trust department as of April 1, 1999. The newly formed organization is chartered as Old Point Trust and Financial Services, N.A. ("Trust"). Trust is a wholly owned subsidiary of the Company. The Company does not engage in any activities other than acting as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries which continue to conduct business in substantially the same manner and from the same offices.

The Bank is a national banking association founded in 1922. The Bank has fifteen offices in the cities of Hampton, Newport News, Norfolk and Chesapeake, as well as James City and York County, Virginia, and provides a full range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, commercial, industrial, residential real estate and consumer loan services, safekeeping services.

As of December 31, 2000, the Company had assets of $477.1 million, loans of $319.9 million, deposits of $374.8 million, and stockholders' equity of $46.5 million. At year end, the Company and its subsidiaries had a total of 238 employees, 29 of whom were part-time.

The Company's trade area is Hampton Roads, which includes Williamsburg, Poquoson, Newport News, Hampton, Chesapeake, Norfolk, Virginia Beach, Portsmouth and Suffolk. The area also includes the Isle of Wight, James City, Gloucester and Mathews counties. According to the 2000 Hampton Roads Statistical Digest, there are more than 1.6 million people in the area with 30% of all jobs linked to the military. The service industry, which employed approximately 194,000 in 1999, is the biggest provider of jobs in Hampton Roads.

The banking industry is highly competitive in the Hampton Roads area. There are approximately twenty commercial and savings banks conducting business in the area. Six of these are major statewide banking organizations.

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

Recent Legislation

The Gramm-Leach-Bliley Act (the "Act") which was signed into law by the President on November 12, 1999 became effective March 11, 2000. The Act allows a bank holding company to elect to become a "financial holding company" and permitted to engage in financial activities. Among the items listed in the Act as financial activities are lending, exchanging, transferring, investing for others, or safeguarding money
or  securities.   Other permitted activities are providing  financial,
investment  or  economic  advisory  services,  including  advising  an
investment   company;  issuing  or  selling  instruments  representing
interests in pools of assets permissible for a bank to hold; and underwriting, dealing in or making a market in securities. As long as the Company remains a bank holding company it remains subject to the Bank Holding Company Act. The Company is currently reviewing the new law and at this time has not elected to be treated as a financial holding company under the act.

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


                                                                              TABLE I
                                                    AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
-----------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                2000                       1999                       1998
-----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                          Average                       Average                       Average
                                                    Interest   Rates             Interest    Rates             Interest    Rates
                                           Average  Income/   Earned/   Average   Income/   Earned/   Average   Income/   Earned/
                                           Balance  Expense    Paid     Balance   Expense    Paid     Balance   Expense    Paid
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                      $303,826  $ 26,625   8.76%   $259,320  $ 21,794    8.40%   $226,908  $ 20,255    8.93%
Investment securities:
  Taxable                                    71,148     4,383   6.16%     79,931     4,847    6.06%     87,112     5,285    6.07%
  Tax-exempt                                 54,726     4,090   7.47%     55,936     4,090    7.31%     34,317     2,665    7.77%
                                           --------  --------           --------  --------            --------  --------
   Total investment securities              125,874     8,473   6.73%    135,867     8,937    6.58%    121,429     7,950    6.55%
Federal funds sold                            3,099       211   6.81%      4,131       219    5.30%     10,305       572    5.55%
                                           --------  --------           --------  --------            --------- --------

  Total earning assets                      432,799    35,309   8.16%    399,318    30,950    7.75%    358,642    28,777    8.02%
 Reserve for loan losses                     (3,394)                      (2,886)                       (2,628)
                                           --------                     --------                      --------
                                            429,405                      396,432                       356,014

Cash and due from banks                       9,424                        9,302                         8,933
Bank premises and equipment                  15,015                       13,682                        11,931
Other assets                                  5,759                        4,265                         3,878
                                           --------                     --------                      --------
Total assets                               $459,603                     $423,681                      $380,756
                                           ========                     ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
 Interest-bearing transaction accounts     $  4,617  $    109   2.36%   $  3,971  $     94    2.37%   $ 15,929  $    346    2.17%
 Money market deposit accounts               93,458     3,013   3.22%     94,885     2,937    3.10%     71,199     2,326    3.27%
 Savings accounts                            28,264       774   2.74%     27,923       765    2.74%     26,211       718    2.74%
 Certificates of deposit, $100,000 or more   35,241     2,051   5.82%     31,089     1,708    5.49%     26,084     1,462    5.60%
 Other certificates of deposit              136,792     7,863   5.75%    132,674     7,045    5.31%    121,676     6,740    5.54%
                                           --------  --------           --------  --------            --------  --------
  Total time and savings deposits           298,372    13,810   4.63%    290,542    12,549    4.32%    261,099    11,592    4.44%

Federal funds purchased, securities sold
 under agreement to repurchase & FHLB
 advances                                    48,922     2,769   5.66%     27,173     1,233    4.54%     21,713     1,013    4.67%
Other short term borrowings                   1,982       127   6.41%      1,691        83    4.91%      1,776        96    5.41%
                                           --------  --------           --------  --------            --------  --------
 Total interest bearing liabilities         349,276    16,706   4.78%    319,406    13,865    4.34%    284,588    12,701    4.46%
Demand deposits                              65,169                       61,503                        56,001
Other liabilities                             1,900                        1,932                         1,641
                                           --------                     --------                      --------
 Total liabilities                          416,345                      382,841                       342,230
Stockholders' equity                         43,258                       40,840                        38,526
                                           --------                     --------                      --------
Total Liabilbities and Stockholders Equity $459,603                     $423,681                      $380,756
                                           ========                     ========                      ========
Net interest income/yield                            $ 18,603   4.30%             $ 17,085    4.28%             $ 16,076    4.48%
                                                     ========                     ========                      ========
Total deposits                             $363,541                     $352,045                      $317,100
                                           ========                     ========                      ========

*Computed on a fully taxable equivalent basis using a 34% rate

The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

                                                                              TABLE II
                                                                 ANALYSIS OF CHANGE IN NET INTEREST INCOME *
-----------------------------------------------------------------------------------------------------------------------------------
                                        Year  2000 over 1999           Year  1999 over 1998           Year  1998 over 1997
                                        Due to change in:              Due to change in:              Due to change in:
                                                            Net                            Net                            Net
                                        Average  Average  Increase     Average  Average  Increase     Average  Average  Increase
Dollars in Thousands                    Volume   Rate    (Decrease)    Volume   Rate    (Decrease)    Volume   Rate    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INCOME FROM EARNING ASSETS
 Loans                                  $ 3,740  $ 1,091  $  4,831     $ 2,893  $(1,354) $  1,539     $ 1,461  $  (494) $   967
Investment Securities:
Taxable                                    (533)      69      (464)       (436)      (2)     (438)        934     (122)     812
Tax-exempt                                  (88)      88         -       1,679     (254)    1,425         825     (114)     711
                                        -------- -------  ---------    -------- -------- ---------    -------  -------- -------
 Total investment securities               (621)     157      (464)      1,243     (256)      987       1,759     (236)   1,523

Federal funds sold                          (55)      47        (8)       (343)     (10)     (353)        295        1      296
                                        -------- -------  ---------    -------- -------- ---------    -------  -------- -------
                                          3,064    1,295     4,359       3,793   (1,620)    2,173       3,515     (729)   2,786

INTEREST EXPENSE
Interest bearing transaction accounts        15       (0)       15        (260)       8      (252)       (186)      (5)    (191)
Money market deposit accounts               (44)     120        76         774     (163)      611         679      119      798
Savings accounts                              9       (0)        9          47        0        47          11       (1)      10
Certificate of deposits, $100,000
 or more                                    228      115       343         281      (35)      246         413      (86)     327
Other certificates of deposit               219      599       818         609     (304)      305         696      231      927
                                        -------- -------- --------     -------- -------- ---------    -------- -------- --------
 Total time and savings deposits            427      834     1,261       1,451     (494)      957       1,613      258    1,871

Federal funds purchased, securities
 sold under agreement to repurchase
 and FHLB advances                          987      549     1,536         255      (35)      220         191      (39)     152
Other short-term borrowings                  14       30        44          (5)      (8)      (13)         (4)       1       (3)
                                        -------- -------- --------     -------- -------- ---------    -------- -------- --------
Total expense for interest bearing
 liabilities                              1,428    1,413     2,841       1,701     (537)    1,164       1,800      220    2,020

Change in Net Interest Income           $ 1,636  $  (118) $  1,518     $ 2,092  $(1,083) $  1,009     $ 1,715  $  (949) $   766

* Computed on a fully taxable equvilent basis using a 34% rate.

Interest  Sensitivity
---------------------
The following table reflects the earlier of the maturity or repricing data for various assets and liabilities as of
December 31, 2000.
               TABLE III
     INTEREST SENSITIVITY ANALYSIS
----------------------------------------------------------------------------------------------------------------
As of December 31, 2000                       Within          4-12            1-5          Over 5
Dollars in thousands                         3 Months        Months          Years         Years        Total
----------------------------------------------------------------------------------------------------------------

Uses of funds

Federal funds sold.....................     $   5,397      $       -      $       -      $      -     $   5,397
Taxable investments....................         7,064            250         55,719         6,890        69,923
Tax-exempt investments.................             0          1,393          6,928        45,093        53,414
                                            _________      _________      _________      ________     _________
 Total investments.....................        12,461          1,643         62,647        51,983       128,734

Loans:
 Commercial............................        25,758          3,060         28,296         1,520        58,634
 Tax-exempt............................           790              -              -         2,524         3,314
 Installment...........................         4,497          3,607         62,853        12,872        83,829
 Real estate...........................        23,341          6,287         94,076        46,882       170,586
 Other.................................         1,068              -          2,138           341         3,547
                                            _________      _________     __________      ________     _________
Total loans............................        55,455         12,954        187,363        64,139       319,910
                                            _________      _________     __________      ________     _________
Total earning assets...................     $  67,915      $  14,597     $  250,010      $116,122     $ 448,644

Sources of funds
Interest checking deposits.............         9,143              -              -             -         9,143
Money market deposit accounts..........        89,811              -              -             -        89,811
Regular savings accounts...............        28,706              -              -             -        28,706
Certificates of deposit
 $100,000 or more......................         9,951         18,215         12,211             -        40,377
Other time deposits....................        33,818         48,288         59,580             -       141,686
Federal funds purchased, securities
 sold under agreements to repurchase
 & FHLB advances.......................        37,038          5,000         10,000             -        52,038
Other borrowed money...................         2,089              -              -             -         2,089
                                            _________      _________     __________      ________     _________
Total interest bearing liabilities.....     $ 210,556      $  71,503     $   81,791      $      -     $ 363,850


Rate sensitivity GAP...................     $(142,641)     $ (56,906)    $  168,219      $116,122     $  84,794

Cumulative GAP.........................     $(142,641)     $(199,547)    $  (31,328)     $ 84,794

The Company was liability sensitive as of December 31, 2000. There were $143 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets.

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

The following table shows, by type and maturity, the book value and weighted average yields of investment securities at December 31, 2000.


                                                 TABLE IV
                                 INVESTMENT SECURITY MATURITIES & YIELDS
----------------------------------------------------------------------------------------------------
                                       U.S.Govt/Agency        State/Municipal         Total
                                       Book    Weighted      Book    Weighted     Book    Weighted
                                       Value   Average       Value   Average      Value   Average
Dollars in Thousands                            Yield                 Yield                Yield
----------------------------------------------------------------------------------------------------

December 31, 2000
 Maturities:
  Within 1 year                        $ 1,753   5.50%     $ 1,391   6.97%       $  3,144   6.15%
  After 1 year, but within 5 years      55,693   6.04%       6,785   7.56%         62,478   6.21%
  After 5 years, but within 10 years     5,792   6.06%      29,959   6.86%         35,751   6.73%
  After 10 years                             0   0.00%      16,300   6.46%         16,300   6.46%
TOTAL                                  $63,238   6.03%     $54,435   6.83%       $117,673   6.40%

December 31, 1999                      $66,062   6.02%     $57,391   6.97%       $123,452   6.46%
December 31, 1998                      $82,055   6.11%     $48,596   8.10%       $130,650   6.85%

Yields are calculated on a fully tax equivalent basis using a 34% rate.

At December 31, 2000, the book value of other marketable equity securities with no stated maturity totaled $5.7 million with an weighted average yield of 6.37%. These securities consisted of an adjustable rate mortgage fund of $3.0 million yielding 5.72%,
Federal Home Loan Bank stock of $1.7 million yielding 7.75%, Federal Reserve stock of $169 thousand yielding 6.00%, money market fund of $807 thousand yielding 6.36% and other securities of $50 thousand. The book value of other marketable securities with no stated maturity totaled $5.1 million, yielding 5.59%; and $5.58 million, yielding 5.45%; at December 31, 1999, and 1998 respectively.

III. Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 1996 through 2000:

                                                     TABLE V
                                                      LOANS
---------------------------------------------------------------------------------------
As of December 31,                  2000      1999       1998      1997       1996
Dollars in thousands
---------------------------------------------------------------------------------------
Commercial and other              $ 62,181  $  62,257  $ 53,793  $ 45,059  $   28,944
Real Estate Construction            15,219     11,461     5,418     3,836       5,213
Real Estate Mortgage               155,367    140,004   116,635   104,141     104,230
Tax Exempt                           3,314      2,747     1,401     2,093       2,464
Installment Loans to Individuals    83,829     65,178    58,618    66,615      57,733
                                  --------  ---------  --------  --------  ----------
  Total                           $319,910  $ 281,647  $235,865  $221,744  $  198,584
                                  ========  =========  ========  ========  ==========

Based on Standard Industry Code, there are no categories of loans which exceed 10% of total loans other than the categories disclosed in the preceding table.

The   maturity  distribution  and  rate  sensitivity   of   certain
categories of the Bank's loan portfolio at December 31, 2000 is presented below:

          TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

------------------------------------------------------------------------------------------------
December 31, 2000                     One year      One through     Over five
Dollars in thousands                  or less        five years       years          Total
------------------------------------------------------------------------------------------------

Commercial and other                 $  29,885        $ 30,435       $  1,861       $62,181
Real estate construction                11,019           4,069            131        15,219
                                     ---------        --------       --------       -------
  Total                              $  40,904        $ 34,504       $  1,992       $77,400

Loans maturing after one year with:
Fixed interest rate                                   $ 34,504       $  1,992       $36,495
Variable interest rate                                $    -         $    -         $   -

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 1996 through 2000.

                                                            TABLE VII
                                         NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
--------------------------------------------------------------------------------------
As of December 31,                           2000    1999    1998    1997    1996
Dollars in thousands
--------------------------------------------------------------------------------------

Nonaccrual loans                            $   37  $  514  $  253  $  660  $1,550
Accruing loans past due
 90 days or more                               470   1,351     641     455   1,342

Restructured loans                            none    none    none    none    none

Interest income which would have been
 recorded under original loan terms             25      49      52     205     163

Interest income recorded during the period       9      68     123     485     222

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 2000 such problem loans, not included in Table VII, amounted to approximately $2.4 million. There were no relationships in excess of $500 thousand.

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

The following table shows an analysis of the Allowance for Loan
Losses for the years 1996 through 2000.

                                    TABLE VIII
                     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------------
For the year ended December 31,                         2000          1999          1998          1997          1996
Dollars in thousands
-------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                       $   3,111     $   2,855     $   2,671     $   2,330     $   2,251

Charge Offs:
Commercial, financial and agricultural                     266           138           296            84            98
Real estate construction                                     -             -             -             -             -
Real estate mortgage                                         -            74            87            67             2
Installment Loans to individuals                           486           581           564           717           825
                                                     ---------     ---------     ---------     ---------     ---------
  Total charge offs                                        752           793           947           868           925

Recoveries:
Commercial, financial and agricultural                     418           104           139           239            87
Real estate construction                                     -             -             -             -             -
Real estate mortgage                                         3             1            25             1            14
Installment Loans to individuals                           244           294           317           369           303
                                                     ---------     ---------     ---------     ---------     ---------
  Total recoveries                                         665           399           481           609           404

Net charge offs                                             87           394           466           259           521

Additions charged to operations                            625           650           650           600           600
                                                     ---------     ---------     ---------     ---------     ---------
Balance at end of period                             $   3,649     $   3,111     $   2,855     $   2,671     $   2,330

Selected loan loss statistics
Loans (net of unearned income):
  End of period                                      $ 319,910     $ 281,647     $ 235,865     $ 221,744     $ 198,584
  Daily average                                      $ 303,826     $ 259,320     $ 226,908     $ 210,934     $ 192,940

Net charge offs to average total loans                   0.03%         0.15%         0.21%         0.12%         0.27%
Provision for loan losses to average total loans         0.21%         0.25%         0.29%         0.28%         0.31%
Provision for loan losses to net charge offs           718.39%       164.97%       139.48%       231.66%       115.16%
Allowance for loan losses to period end loans            1.14%         1.10%         1.21%         1.20%         1.17%
Earnings to loan loss coverage*                         80.06         16.97         14.64         23.67         10.28

* Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 1996 through 2000.

                                                              TABLE IX
                                           ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31,                   2000                 1999                1998                 1997                 1996
                                    Percent              Percent             Percent              Percent              Percent
                                    of loans             of loans            of loans             of loans             of loans
                                    in Each              in Each             in Each              in Each              in Each
                                  Category to          Category to          Category to          Category to          Category to
                          Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
-----------------------------------------------------------------------------------------------------------------------------------
Commercial and other      $  742      20.47%   $  828      23.08%   $  656      27.92%   $  575      21.26%   $  835      15.85%
Real Estate Construction      49       4.76%       40       4.07%       17       2.30%       14       1.73%       23       2.62%
Real Estate Mortgage         212      48.57%      195      49.71%      203      44.64%      240      46.97%      322      52.49%
Consumer                     519      26.20%      414      23.14%      370      25.14%      412      30.04%      391      29.04%
Unallocated                2,127          -     1,634          -     1,609          -     1,430          -       759          -
                          ------     -------   ------     -------   ------     -------   ------     -------   ------     -------
Total                     $3,649     100.00%   $3,111     100.00%   $2,855     100.00%   $2,671     100.00%   $2,330     100.00%

V. Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 2000, 1999 and 1998.

                                                                 TABLE X
                                                                 DEPOSITS
---------------------------------------------------------------------------------------------------
For the year ended December 31,                  2000              1999              1998

                                           Average  Average   Average  Average   Average  Average
Dollars in thousands                       Balance   Rate     Balance   Rate     Balance   Rate
---------------------------------------------------------------------------------------------------

Interest bearing transaction accounts     $   4,617  2.36%   $  3,971   2.37%   $  15,929  2.17%
Money market deposit accounts                93,458  3.22%     94,885   3.10%      71,199  3.27%
Savings accounts                             28,264  2.74%     27,923   2.74%      26,211  2.74%
Certificate of deposit, $100,000 or more     35,241  5.82%     31,089   5.49%      26,084  5.60%
Other certificate of deposit                136,792  5.75%    132,674   5.31%     121,676  5.54%
                                          ---------          --------            --------
Total interest bearing deposits             298,372  4.63%    290,542   4.32%     261,099  4.44%
Non-interest bearing demand deposits         65,169            61,503              56,001
                                          ---------          --------            --------
Total deposits                            $ 363,541          $352,045            $317,100
                                          =========          ========            ========

The following table shows certificates of deposit in amounts of $100,000 or more as of December 31, 2000, 1999, and 1998 by time remaining until maturity.

                           TABLE XI
             CERTIFICATE OF DEPOSIT $100,000 & MORE
---------------------------------------------------------------
Dollars in thousands        2000          1999         1998
Maturing in
---------------------------------------------------------------

3 months or less        $    7,634     $   6,457     $  3,592
3 through 6 months           5,443         4,485        6,353
6 through 12 months         14,635        11,958        7,345
over 12 months              12,665        11,132       10,915
                        ----------     ---------     --------
                        $   40,377     $  34,032     $ 28,205


VI. Return on Equity and Assets

The return on average shareholders' equity and assets, the dividend pay out ratio, and the average equity to average assets ratio for the past three years are presented below.


                                       2000      1999      1998

   Return   on   average   assets      1.12%     1.14%     1.22%
   Return on average equity           11.87%    11.81%    12.03%
   Dividend payout ratio              29.23%    28.89%    26.62%
   Average equity to average assets    9.41%     9.64%    10.12%



VII. Short Term Borrowings

The Bank periodically borrowed funds through federal funds from its correspondent banks, through the use of a demand note to the United States Treasury (Treasury Tax and Loan Deposits), and through securities sold under agreements to repurchase. The borrowings matured daily and were based on daily cash flow requirements. The borrowed amounts (in thousands) and their corresponding rates during 2000, 1999, and 1998 are presented in the following table.

                                      TABLE XII
                                     SHORT TERM BORROWINGS
-----------------------------------------------------------------------------------------------
                                              2000               1999                1998
Dollars in thousands                    Balance   Rate     Balance   Rate      Balance Rate
-----------------------------------------------------------------------------------------------
Balance at December 31,
Federal funds purchased               $        -         $    2,400  5.00%  $       -
Securities sold under agreement
 to repurchase                            27,038  4.38%      20,441  4.38%     19,128  4.25%
U. S. treasury demand notes
 and other borrowed money                  2,089  5.25%       3,317  5.25%        348  4.89%
                                      ----------         ----------         ---------
Total                                 $   29,127         $   26,158         $  19,476

Average daily balance outstanding:
Federal funds purchased               $    1,495  6.46%  $      792  5.07%  $      13  5.86%
Securities sold under agreement
 to repurchase                            24,511  5.10%      20,794  4.42%     21,700  4.66%
U. S. treasury demand notes
 and other borrowed money                  1,982  6.41%       1,691  4.79%      1,776  5.35%
                                      ----------         ----------         ---------
Total                                 $   27,988  4.55%  $   23,277  4.55%  $  23,489  4.72%

The maximum amount outstanding
 at any month end:
Federal funds purchased               $   10,000         $    2,550         $       -
Securities sold under agreement
 to repurchase                        $   28,530         $   22,013         $  26,094
U. S. treasury demand notes
 and other borrowed money             $    6,397         $    4,014         $   4,024

Item  2. Description of Property
The Bank owns the Main Office, five office buildings, and nine branches. All of the above properties are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining four branches are leased from unrelated parties under leases with renewal options which expire anywhere from 10-15 years.

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

Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.


                                Part II


Item  5. Market for Common Equity And Related Stockholder Matters

Beginning in 2000 the common stock of Old Point Financial Corporation was quoted on the Nasdaq SmallCap under the symbol "OPOF". The approximate number of shareholders of record as of December 31, 2000 was 1,423. The range of high and low prices and dividends per share of the Company's common stock for each quarter during 2000 and 1999 is presented in Part I. Item 7. of this Annual Report on Form 10-K. Additional information related to stockholder matters can be found in
Note 15. Regulatory Matters of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.

Item  6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

                                                                                      TABLE XIII
                                                                              SELECTED FINANCIAL HIGHLIGHTS
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                        2000            1999           1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands except per share data)
RESULTS OF OPERATIONS

Interest income........................................... $   33,644       $  29,483      $ 27,805      $  25,242       $   23,377
Interest expense..........................................     16,707          13,862        12,700         10,681           10,093
                                                           ----------       ---------      --------      ---------       ----------
Net interest income.......................................     16,937          15,621        15,105         14,561           13,284
Provision for loan loss...................................        625             650           650            600              600
                                                           ----------       ---------      --------      ---------       ----------
Net interest income after provision for loan loss........      16,312          14,971        14,455         13,961           12,684
Gains (losses) on sales of investment securities..........         44             (54)            -             (1)               2
Noninterest income........................................      5,641           5,440         4,911          4,275            4,134
Noninterest expenses......................................     15,657          14,320        13,193         12,704           12,066
                                                           ----------       ---------      --------      ---------       ----------
Income before taxes.......................................      6,340           6,037         6,173          5,531            4,754
Income taxes .............................................      1,207           1,215         1,537          1,441            1,309
                                                           ----------       ---------      --------      ---------       ----------
Net income................................................ $    5,133       $   4,822      $  4,636      $   4,090       $    3,445

FINANCIAL CONDITION

Total assets.............................................. $  477,096       $ 436,294      $404,118      $ 348,671       $  316,345
Total deposits............................................    374,779         360,918       343,413        287,100          263,519
Total loans...............................................    319,910         281,647       235,865        221,744          198,584
Stockholders' equity......................................     46,497          40,814        40,013         36,332           32,400
Average assets............................................    459,603         423,681       380,756        332,155          313,012
Average equity............................................     43,258          40,840        38,526         34,418           31,333

PERTINENT RATIOS

Return on average assets..................................      1.12%           1.14%         1.22%          1.23%            1.10%
Return on average equity..................................     11.87%          11.81%        12.03%         11.88%           10.99%
Dividends paid as a percent of net income.................     29.23%          28.89%        26.62%         25.68%           25.88%
Average equity as a percent of average assets.............      9.41%           9.64%        10.12%         10.36%           10.01%

PER SHARE DATA

Basic EPS................................................. $     1.98       $    1.87      $   1.80      $    1.60       $     1.35
Cash dividends declared...................................       0.58            0.54          0.48           0.41             0.35
Book value................................................      17.95           15.80         15.54          14.16            12.72


GROWTH RATES

Year end assets...........................................      9.35%           7.96%        15.90%         10.22%            3.97%
Year end deposits.........................................      3.84%           5.10%        19.61%          8.95%            2.72%
Year end loans............................................     13.59%          19.41%         6.37%         11.66%            4.87%
Year end equity...........................................     13.92%           2.00%        10.13%         12.14%            6.83%
Average assets............................................      8.48%          11.27%        14.63%          6.12%            7.50%
Average equity............................................      5.92%           6.01%        11.94%          9.85%            7.96%
Net income................................................      6.45%           4.01%        13.35%         18.72%           47.10%
Cash dividends declared...................................      7.41%          12.50%        17.07%         17.14%           14.75%
Book value................................................     13.60%           1.69%         9.74%         11.30%            6.83%

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

EARNINGS SUMMARY
   Net income was $5.13 million, or $1.98 per share in 2000 compared to $4.82 million, or $1.87 per share in 1999 and $4.64 million, or $1.80 per share in 1998. Return on average assets was 1.12% in 2000, 1.14% in 1999 and 1.22% in 1998. Return on average equity was 11.87% in 2000, 11.81% in 1999 and 12.03% in 1998. For the past five years return on average assets has averaged 1.16% and return on average equity has averaged 11.72%. Selected Financial Highlights summarizes the Company's performance for the past five years.

NET INTEREST INCOME
     The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $18.60 million in 2000, up $1.5 million, or 9% from $17.09 million in 1999 which was up $1.0 million, or 6% from $16.08 million in 1998. Net interest income is affected by variations in interest rates and the volume and mix of earning assets and interest-bearing liabilities. The net interest yield increased to 4.30% in 2000 from 4.28% in 1999, which was down from 4.48% in 1998.

     Tax equivalent interest income increased $4.36 million, or 14%, in 2000. Average earning assets grew $33.48 million, or 8%. Total average loans increased $44.51 million, or 17%, while average investment securities decreased $9.99 million, or 7%. The yield on earning assets increased in 2000 by forty-one basis points primarily due to loan growth.

      Interest expense increased $2.84 million or 20%, in 2000. Interest bearing liabilities increased 9% in 2000. The cost of funding liabilities increased forty-four basis points. The increase in cost of funds was due to higher market interest rates in 2000. The rates on funding liabilities in 2000 rose faster than rates paid on earning assets due to the intense competition for loans and deposits in the Company's market.

PROVISION/ALLOWANCE FOR LOAN LOSSES
      Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The provision decreased to $625 thousand in 2000 and was $650 thousand in 1999 and 1998. The decrease was due to a reduction in the net charge offs from the prior two years as detailed in the next paragraph.

     Loans charged off during 2000 totalled $752 thousand compared to $793 thousand in 1999 and $947 thousand in 1998.
Recoveries amounted to $665 thousand in 2000, $399 thousand in 1999 and $481 thousand in 1998.

  The Company's net loans charged off to year-end loans were
0.03  %  in  2000, 0.15% in 1999, and 0.21%  in  1998.   The
allowance for loan losses, as a percentage of year-end loans, was 1.14% in 2000, 1.10% in 1999, and 1.21% in 1998.

   As of December 31, 2000, nonperforming assets were $787 thousand, down from $868 thousand at year-end 1999. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 2000 total consisted of other real estate of $750 thousand and $37 thousand in nonaccrual loans. The other real estate consists of $165 thousand in commercial property originally acquired as a potential branch site and now held for sale and $585 thousand in foreclosed properties. Nonaccrual loans consisted of $37 thousand in commercial loans. Loans still accruing interest but past due 90 days or more decreased to $470 thousand as of December 31, 2000 compared to $1.35 million as of December 31, 1999. The 1999 90 day past due total included two loans amounting to $713 thousand which were paid off the first week of January 2000.

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

OTHER INCOME
   Other income increased $299 thousand, or 6% in 2000 from 1999 compared to an increase of $475 thousand, or 10% in 1999 from 1998. Continuing the trend from 1999 the growth in other income is attributed to higher trust income and service charges on deposit accounts. In 2000 there were securities gains of $44 thousand as compared to losses totaling $54 thousand in 1999.

OTHER EXPENSES
   Other expenses increased $1.3 million or 9% in 2000 over 1999 after increasing 9% in 1999 from 1998. Salary expense increased by 8% due to increased staffing for one new branch anticipated to open in early 2001 and normal salary increases. Occupancy expenses increased $87 thousand, or 9% in 2000 after increasing $27 thousand, or 3% in 1999. The Company opened a new commercial loan facility to better serve our customers. The increase of $198 thousand in equipment expenses is partially related to the acquisition of a new proof imaging system and ongoing upgrades to the computer systems. Other operating expenses increased $393 thousand or 12%. This increase was primarily caused by increased foreclosed property expense, the write-down of a branch site held for sale and a $34 thousand increase in FDIC insurance fees.

ASSETS
   At December 31, 2000, the Company had total assets of $477.1 million, up 9% from $436.3 million at December 31, 1999. Average assets in 2000 were $459.6 million compared to $423.7 million in 1999. The growth in assets in 2000 was due to the increase in loans, which were up 14% in 2000. These loans were partially funded by the 3% decrease in investment securities. The Company also borrowed $18.0 million from the Federal Home Loan Bank.

                        -16-
The  Old Point National Bank will open a new branch in early
2001.   The  branch  will  be located  in  Crown  Center  in
downtown Norfolk.

LOANS
   Total loans as of December 31, 2000 were $319.9 million, up 14% from $281.6 million at December 31, 1999. The Company realized significant growth in all categories of loans. Footnote 3 of the financial statements details the loan volume by category for the past two years.

INVESTMENT SECURITIES
   At December 31, 2000 total investment securities were $123.3 million, down 3% from $127.0 million on December 31, 1999. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

DEPOSITS
   At December 31, 2000, total deposits amounted to $374.8 million, up 4% from $360.9 million on December 31, 1999. Non-interest bearing deposits increased $2.1 million, or 3%, at year-end 2000 over 1999. Savings deposits decreased $1.1 million, or 1%, in 2000 over 1999. Certificates of Deposit increased $12.9 million or 8% in 2000 over 1999.

STOCKHOLDERS' EQUITY
   Total stockholders' equity as of December 31, 2000 was $46.5 million, up 14% from $40.8 million on December 31, 1999. The Company is required to maintain minimum amounts of capital under banking regulations. Under the regulations, Total Capital is composed of core capital (Tier
1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for 2000, 1999 and 1998.



                    2000          2000    1999    1998
                    Regulatory
                    Requirements

Tier 1              4.00%         13.77%  14.19%  14.89%
Total Capital       8.00%         14.85%  15.23%  15.98%
Tier 1 Leverage    13.00%          9.71%  10.08%  10.26%



      Year-end book value was $17.95 in 2000 and $15.80 in 1999. Cash dividends were $1.5 million, or $.58 per share in 2000 and $1.4 million, or $.54 per share in 1999. The common stock of the Company has not been extensively traded. The table below shows the high and low closing prices for each quarter of 2000 and 1999. The stock is quoted on the Nasdaq Small Cap under the symbol "OPOF" and the prices below are based on trade information. There were 1423 stockholders of the Company as of December 31, 2000. This stockholder count does not include stockholders who hold their stock in a nominee registration. The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 2000 and 1999.

                     2000                        1999
                       Market Value                Market Value
             Dividend  High    Low       Dividend  High    Low

1st Quarter  $ 0.14    $20.50  $15.50    $ 0.13    $34.50  $28.75

2nd Quarter  $ 0.14    $20.00  $18.81    $ 0.13    $30.00  $24.00

3rd Quarter  $ 0.15    $20.50  $17.50    $ 0.14    $28.25  $24.00

4th Quarter  $ 0.15    $19.00  $15.50    $ 0.14    $25.25  $19.50


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

Eggleston Smith P.C.
Certified Public Accountants & Consultants


To the Board of Directors
Old Point Financial Corporation
Hampton, Virginia


We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted a uditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.




/s/ Eggleston Smith P.C.
------------------------
Eggleston Smith P.C.

January 20, 2001
Newport News, Virginia

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------
December 31,                                                               2000            1999
---------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
ASSETS
Cash and due from banks...................................            $   11,044      $   10,400
Investments:
  Securities available-for-sale, at market................                77,096          81,147
  Securities to be held-to-maturity
   (Market value $46,083 in 2000 and $44,271 in 1999).....                46,241          45,839
Federal funds sold........................................                 5,397             241
Loans, total..............................................               319,910         281,647
Less - allowance for loan losses..........................                 3,649           3,111
                                                                      ----------      ----------
  Net loans...............................................               316,261         278,536
Premises and equipment....................................                15,059          14,324
Other real estate owned...................................                   750             354
Other assets..............................................                 5,248           5,453
                                                                      ----------      ----------
   Total assets...........................................            $  477,096      $  436,294
                                                                      ==========      ==========

LIABILITIES
Non interest-bearing deposits.............................            $   65,056      $   63,006
Savings deposits..........................................               127,660         128,763
Certificates of Deposit...................................               182,063         169,149
                                                                      ----------      ----------
   Total deposits.........................................               374,779         360,918
Federal funds purchased and securities sold  under
  repurchase agreements...................................                27,038          22,841
Federal Home Loan Bank advances...........................                25,000           7,000
Interest bearing demand notes issued to the United
  States Treasury and other liabilities for borrowed money                 2,089           3,317
Other liabilities.........................................                 1,693           1,404
                                                                      ----------      ----------
   Total Liabilities......................................               430,599         395,480

STOCKHOLDERS' EQUITY
Common stock, $5 par value, 10,000,000 shares authorized
Issued 2,590,540 in 2000 and 2,583,262 in 1999............                12,953          12,916
Capital surplus...........................................                10,288          10,186
Retained earnings.........................................                23,297          19,675
Accumulated other comprehensive income (loss).............                   (41)         (1,963)
                                                                      ----------      ----------
   Total stockholders' equity.............................                46,497          40,814
                                                                      ----------      ----------
   Total liabilities and stockholders' equity.............            $  477,096      $  436,294
                                                                      ==========      ==========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                              2000              1999             1998
--------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands except per share amounts)
INTEREST INCOME
Interest and fees on loans..................................         $26,351          $ 21,718          $20,190
Interest on investment securities
  Taxable...................................................           4,383             4,846            5,284
  Exempt from income tax....................................           2,699             2,700            1,759
                                                                     -------          --------          -------
                                                                       7,082             7,546            7,043
Interest on trading account securities......................               -                 -                -
Interest on federal funds sold..............................             211               219              572
                                                                     -------          --------          -------
    Total interest income...................................          33,644            29,483           27,805

INTEREST EXPENSE
Interest on savings deposits................................           3,897             3,796            3,390
Interest on Certificates of Deposit.........................           9,914             8,752            8,201
Interest on federal funds purchased and securities
 sold under repurchase agreements...........................           1,344               960            1,013
Interest on Federal Home Loan Bank advances.................           1,425               273                -
Interest on demand notes issued to the United
 States Treasury and other liabilities for borrowed money...             127                81               96
                                                                     -------          --------          -------
   Total interest expense...................................          16,707            13,862           12,700
                                                                     -------          --------          -------
Net interest income.........................................          16,937            15,621           15,105
Provision for loan losses...................................             625               650              650
                                                                     -------          --------          -------
    Net interest income after provision for loan losses.....          16,312            14,971           14,455

OTHER INCOME
Income from fiduciary activities............................           2,460             2,306            1,930
Service charges on deposit accounts.........................           2,255             2,177            1,986
Other service charges, commissions and fees.................             726               691              642
Security gains (losses), net................................              44               (54)               -
Income from trading account.................................               -                 -                -
Other operating income......................................             200               266              353
                                                                     -------          --------          -------
   Total other income.......................................           5,685             5,386            4,911

OTHER EXPENSE
Salaries and employee benefits..............................           9,336             8,677            7,797
Occupancy expense...........................................           1,054               967              940
Equipment expense...........................................           1,492             1,294            1,169
Other operating expense.....................................           3,775             3,382            3,287
                                                                     -------          --------          -------
   Total other expenses.....................................          15,657            14,320           13,193
                                                                     -------          --------          -------
Income before income taxes..................................           6,340             6,037            6,173
Income taxes................................................           1,207             1,215            1,537
                                                                     -------          --------          -------
Net income..................................................         $ 5,133          $  4,822          $ 4,636
                                                                     =======          ========          =======

Basic Earnings per Share
Average shares outstanding (in thousands)...................           2,587             2,579            2,571
Net income per share of common stock........................         $  1.98          $   1.87          $  1.80

Diluted Earnings per Share
Average shares outstanding (in thousands)...................           2,588             2,588            2,595
Net income per share of common stock........................         $  1.98          $   1.86          $  1.79

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                 2000           1999            1998
-----------------------------------------------------------------------------------------------------------------
                                                                                Dollars in Thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................     $   5,133       $  4,822       $   4,636
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.................................         1,311          1,166             990
  Provision for loan losses.....................................           625            650             650
  (Gains) losses on sale of investment securities, net..........           (44)            54               -
  Net amortization and accretion of securities..................            65             83             169
  Net (increase) decrease in trading account....................             -              -               -
  Loss on disposal of equipment.................................            41             78               -
 (Increase) decrease in other real estate owned.................          (396)          (216)           (297)
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)..................          (785)           182            (887)
  Increase (decrease) in other liabilities......................           289            188             167
    Net cash provided by operating activities...................         6,239          7,007           5,428

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities ...........................        (3,041)       (26,529)        (77,059)
  Proceeds from maturities and calls of securities .............         2,295         31,315          36,111
  Proceeds from sales of available - for - sale securities .....         7,285          1,346               -
  Proceeds from sales of held - to - maturity securities..                   -              -               -
  Loans made to customers.......................................      (109,388)      (121,045)       (147,183)
  Principal payments received on loans..........................        71,038         74,869         132,596
  Purchases of premises and equipment...........................        (2,087)        (3,516)         (3,303)
  Proceeds from sales of premises and equipment.................             -              -               4
  Proceeds from sales of other real estate owned................             -            346             587
  (Increase) decrease in federal funds sold.....................        (5,156)         6,337             399
    Net cash provided by (used in) investing activities.........       (39,054)       (36,877)        (57,848)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits..........         2,050         (2,330)         12,976
  Increase (decrease) in savings deposits.......................        (1,103)         7,081          21,691
  Proceeds from the sale of Certificates of Deposit.............        72,263         56,054          57,762
  Payments for maturing Certificates of Deposit.................       (59,347)       (43,300)        (36,116)
  Increase (decrease) in federal funds purchased and
   repurchase agreements........................................         4,197          3,712          (1,037)
  Increase (decrease) in Federal Home Loan Bank advances                18,000          7,000              -
  Increase (decrease) in interest bearing
   demand notes and other borrowed money........................        (1,229)         2,969          (3,677)
  Proceeds from issuance of common stock........................           129            166             158
  Dividends paid................................................        (1,501)        (1,393)         (1,234)
    Net cash provided by financing activities...................        33,459         29,959          50,523

    Net increase (decrease) in cash and due from banks..........           644             89          (1,897)
     Cash and due from banks at beginning of period.............        10,400         10,311          12,208
    Cash and due from banks at end of period....................     $  11,044       $ 10,400       $  10,311


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest....................................................     $  16,382       $ 13,702       $  12,533
    Income taxes................................................     $   1,475          1,150           1,600

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING TRANSACTIONS
  Unrealized gain (loss) on investment
    securities, net of tax......................................     $   1,922       $ (2,794)      $     121

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                 Common                                      Other              Total
                                                 Stock        Capital      Retained      Comprehensive       Stockholders'
                                              (Par Value)     Surplus      Earnings      Income (Loss)         Equity
-----------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
YEAR ENDED DECEMBER 31, 1998
Balance, beginning of year...........           $ 12,831      $  9,693      $13,098      $      710            $   36,332
Comprehensive income
  Net income.........................                  -             -        4,636               -                 4,636
  (Decrease) increase in unrealized
   gain on investment securities.....                  -             -            -             121                   121
                                                --------      --------      -------      ----------            ----------
Total comprehensive income...........                  -             -        4,636             121                 4,757
Sale of stock........................                 46           327         (215)              -                   158
Cash dividends paid..................                  -             -       (1,234)              -                (1,234)
                                                --------      --------      -------      ----------            ----------
Balance, end of year.................           $ 12,877      $ 10,020      $16,285      $      831            $   40,013
                                                ========      ========      =======      ==========            ==========

YEAR ENDED DECEMBER 31, 1999

Balance, beginning of year...........           $ 12,877      $ 10,020      $16,285      $      831            $   40,013
Comprehensive income
  Net income.........................                  -             -        4,822               -                 4,822
  (Decrease) increase in unrealized
   gain on investment securities.....                  -             -            -          (2,794)               (2,794)
                                                --------      --------      -------      ----------            ----------
Total comprehensive income...........                  -             -        4,822          (2,794)                2,028
Sale of stock........................                 39           166          (39)              -                   166
Cash dividends paid..................                  -             -       (1,393)              -                (1,393)
                                                --------      --------      -------      ----------            ----------
Balance, end of year.................           $ 12,916      $ 10,186      $19,675      $   (1,963)           $   40,814
                                                ========      ========      =======      ==========            ==========

YEAR ENDED DECEMBER 31, 2000

Balance, beginning of year...........           $ 12,916      $ 10,186      $19,675      $   (1,963)           $   40,814
Comprehensive income
  Net income.........................                  -             -        5,133               -                 5,133
  (Decrease) increase in unrealized
   gain on investment securities.....                  -             -            -           1,922                 1,922
                                                --------      --------      -------      ----------            ----------
Total comprehensive income...........                  -             -        5,133           1,922                 7,055
Sale of stock........................                 37           102          (10)              -                   129
                                                --------      --------      -------      ----------            ----------
Cash dividends paid..................                  -             -       (1,501)              -                (1,501)
Balance, end of year.................           $ 12,953      $ 10,288      $23,297      $      (41)           $   46,497
                                                ========      ========      =======      ==========            ==========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------

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

NATURE OF BUSINESS:
Old Point Financial Corporation is a two-bank holding company that conducts substantially all of its operations through its subsidiaries, The Old Point National Bank of
Phoebus and Old Point Trust and Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads. The Bank has fifteen branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Substantially all of the Bank's deposits are interest bearing. The majority of the Bank's loan portfolio is secured by real estate. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, trust accounts, tax services, and investment management services.

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

NOTE 2, Investment Securities
-----------------------------

At December 31, 2000, the investment securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts, and investment securities available-for-sale are carried at market value.

The amortized cost and fair value of investment securities held-to-maturity at December 31, 2000 and 1999, were:
----------------------------------------------------------------------------------------------------------------
                                                 Amortized     Unrealized     Unrealized        Market
                                                   Cost           Gains         Losses           Value
                                                                 (Dollars in Thousands)
      December 31, 2000:
      United States Treasury securities....      $    499       $     6        $     -        $    505
       Obligations of other United
        States Government Agencies.........      $ 44,437       $     -        $  (246)       $ 44,191
       Obligations of state and political
        subdivisions.......................         1,305            82              -           1,387
                                                 --------       -------        -------        --------
                                                 $ 46,241       $    88        $  (246)       $ 46,083
                                                 ========       =======        =======        ========
      December 31, 1999:
       Obligations of other United
        States Government Agencies.........      $ 44,434       $     -        $(1,541)       $ 42,893
       Obligations of state and political
        subdivisions.......................         1,405             -            (27)          1,378
                                                 --------       -------        -------        --------
                                                 $ 45,839       $     -        $(1,568)       $ 44,271
                                                 ========       =======        =======        ========


The amortized cost and fair values of investment securities available-for-sale at December 31, 2000 were:
---------------------------------------------------------------------------------------------------------
                                                 Amortized     Unrealized     Unrealized        Market
                                                   Cost          Gains          Losses           Value
                                                                (Dollars in Thousands)
      United States Treasury securities....      $  1,036       $    32        $     -        $  1,068

      Obligations of other United States
       Government agencies.................        17,266            60           (104)         17,222

      Obligations of state and political
        subdivisions.......................        53,130           656           (543)         53,243

      Adjustable Rate Mortgage Fund........         3,807                         (133)          3,674

      Federal Home Loan Bank Stock.........         1,700             -              -           1,700

      Federal Reserve Bank stock...........           169             -              -             169

      Other marketable equity securities...            50             -            (30)             20
                                                 --------       -------        -------        --------
      Total................................      $ 77,158       $   748        $  (810)       $ 77,096
                                                 ========       =======        =======        ========

The amortized cost and fair values of investment securities available-for-sale at December 31, 1999 were:
---------------------------------------------------------------------------------------------------------
                                                 Amortized     Unrealized     Unrealized        Market
                                                   Cost          Gains          Losses           Value
                                                                (Dollars in Thousands)
      United States Treasury securities....      $  1,045       $     -        $   (11)       $  1,034

      Obligations of other United States
       Government agencies.................        20,584             -           (889)         19,695

      Obligations of state and political
        subdivisions.......................        57,391           305         (2,255)         55,441

      Adjustable Rate Mortgage Fund........         3,674                         (139)          3,535

      Federal Home Loan Bank Stock.........         1,208             -              -           1,208

      Federal Reserve Bank stock...........           169             -              -             169

      Other marketable equity securities...            50            17             (2)             65
                                                 --------       -------        -------        --------
      Total................................      $ 84,121       $   322        $(3,296)       $ 81,147
                                                 ========       =======        =======        ========

                                                                           -27-

-----------------------------------------

Investment securities carried at $57.3 million and $47.3 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

The amortized cost and approximate market values of investment securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  December 31, 2000

                                                                  Available-For-Sale              Held-To-Maturity
                                                                  ------------------              ----------------
                                                              Amortized         Market         Amortized         Market
                                                                Cost            Value            Cost            Value
                                                                                 (Dollars in Thousands)
     Due in one year or less....................               $  2,894        $  2,894        $     250         $    251
     Due after one year through five years......                 18,792          18,961           43,686           43,458
     Due after five years through ten years.....                 34,751          35,037            1,000              987
     Due after ten years........................                 14,995          14,641            1,305            1,387
                                                               --------        --------        ---------         --------
       Total debt securities....................                 71,432          71,533           46,241           46,083
     Other securities without stated maturities.                  5,726           5,563                -               -
                                                               --------        --------        ---------         --------
     Total investment securities                               $ 77,158        $ 77,096        $  46,241         $ 46,083
                                                               ========        ========        =========         ========

The proceeds from the sale and maturities of investment securities, and the related realized gains and losses are shown below:

                                                2000        1999         1998
                                                      (Dollars in Thousands)
     Proceeds from sales and
       maturities of investments............  $  9,580    $ 32,661    $  36,111
                                              ========    ========    =========

     Realized gains........................   $     44    $      -    $       -
     Realized losses.......................          -          54            -
                                              --------    --------    ---------
       Net gains (losses)..................   $     44    $    (54)   $       -
                                              ========    ========    =========

NOTE 3, Loans
-------------

At December 31, loans before allowance for loan losses consisted of:

                                              2000           1999
                                             (Dollars in Thousands)

   Commercial and other...............      $ 62,181       $ 62,257
   Real estate - construction.........        15,219         11,461
   Real estate - mortgage.............       155,367        140,004
   Installment loans to individuals...        83,829         65,178
   Tax exempt loans...................         3,314          2,747
                                            --------       --------
      Total...........................      $319,910       $281,647
                                            ========       ========

Information concerning loans which are contractually past due or in non-accrual status is as follows:

                                              2000           1999
                                            (Dollars in Thousands)

   Contractually past due loans -
    past due 90 days or more and
    still accruing interest.....            $    470       $  1,351
                                            ========       ========
   Loans which are in
    non-accrual status..........            $     37       $    514
                                            ========       ========

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $3.0 million and $2.0 million at December 31, 2000 and 1999, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders' equity at December 31, 2000.

The bank does not account for any of its loans under the provisions of Statement of Financial Accounting Standards No. 114 or 118 related to impaired loans.

NOTE 4, Allowance for Loan Losses
---------------------------------

Changes in the allowance for loan losses are as follows:

                                       2000           1999          1998
                                             (Dollars in Thousands)

   Balance, beginning of year...     $  3,111       $  2,855       $ 2,671
   Recoveries...................          665            399           481
   Provision for loan losses....          625            650           650
   Loans charged off............         (752)          (793)         (947)
                                     --------       --------       -------
   Balance, end of year......        $  3,649       $  3,111       $ 2,855
                                     ========       ========       =======

NOTE 5, Premises and Equipment
------------------------------

At December 31, premises and equipment consisted of:
                                                     2000          1999
                                                  (Dollars in Thousands)
   Land..............................             $ 3,453      $   3,005
   Buildings.........................              11,419         11,267
   Leasehold improvements............                 805            882
   Furniture, fixtures and equipment.              10,144         10,457
                                                  -------      ---------
     Total cost......................              25,821         25,611
   Less accumulated..................
    depreciation and amortization....              10,762         11,287
                                                  -------      ---------
     Net book value..................             $15,059      $  14,324
                                                  =======      =========

NOTE 6, Other Real Estate Owned
-------------------------------

Other real estate consisted of the following at December 31:

                                                    2000          1999
                                                  (Dollars in Thousands)
   Foreclosed real estate............             $   460      $       -
   Property held for sale............                 290            354
                                                  -------      ---------
         Total...........................         $   750      $     354
                                                  =======      =========

NOTE 7.  Deposits
-----------------

The aggregate amount of certificates of deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $40,377,000 and $34,032,000,
respectively.

At December 31, 2000, the scheduled maturities of certificates of deposits are as follows:

                                      Year     (Dollars in Thousands)

                                      2001        $27,712
                                      2002          6,294
                                      2003          5,039
                                      2004            232
                                      2005          1,100
                                   Thereafter           -
                                                  -------
                                                  $40,377
                                                  =======

NOTE 8, Indebtedness
--------------------

The Bank's short-term borrowings include federal funds purchased, securities sold under repurchase agreements (including $1.6 million and $1.4 million to directors in 2000 and 1999, respectively) and United States Treasury Demand Notes. The federal funds purchased and securities sold under repurchase agreements are held under various maturities and interest rates. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.

NOTE 9, Stock Option Plan
-------------------------

The Company has stock option plans which reserve 181,884 shares of common stock for grants to key employees. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and an option's maximum term is ten years. A summary of the exercisable incentive stock options is presented below:

                                        Outstanding     Granted      Exercised     Expired      Outstanding
                                         Beginning      During        During        During         At End
                                          of Year      the Year      the Year      the Year       of Year

   1998
   ----
   Shares............................      84,534         64,500       (5,400)            -        143,634
   Weighted average exercisable price    $  19.09      $   41.86      $ 18.54      $      -      $   29.33

   1999
   ----
   Shares............................     143,634              -       (3,620)       (2,040)       137,974
   Weighted average exercisable price    $  29.33      $       -      $ 18.48      $  30.94      $   29.60

   2000
   ----
   Shares............................     137,974         57,000       (2,220)      (10,870)       181,884
   Weighted average exercisable price    $  29.60      $   18.40      $ 18.75      $  36.29      $   25.82

At December 31, 2000, exercise prices on outstanding options ranged from $18.13 to $41.86 per share and the weighted average remaining contractual life was 7 years.

-------------------------------------

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

                                             2000      1999      1998

   Pro-forma net income (in thousands)..   $ 5,112    $4,793    $4,565
                                           =======    ======    ======

   Pro-forma earnings per share.........   $  1.98    $ 1.85    $ 1.76
                                           =======    ======    ======

Pro-forma amounts were computed using a 6% risk free interest rate over a 10 year term using an annual dividend rate of between 1.29% and 3.15% and a .01% volatility rate.

The pro-forma effect of the potential exercise of stock options on basic earnings per share would be to increase the number of weighted average number of outstanding shares by approximately 1,000 in 2000, 16,000 in 1999, 24,000 in 1998.

The Company also has an Employee Stock Purchase Plan which reserves 54,007 shares of common stock for eligible employees. The purchase price is 95% of the lesser of (1) the common stock's fair market value at July 1 or (2) the common stock's fair market value at the following June 30. During 2000, 7,139 shares of common stock were purchased by employees.


NOTE 10, Income Taxes
---------------------

The components of income tax expense are as follows:

                                             2000      1999      1998
                                              (Dollars in Thousands)

   Currently payable....................   $ 1,302    $1,213    $1,564
   Deferred.............................       (95)        2       (27)
                                           -------    ------    ------
   Reported tax expense.................   $ 1,207    $1,215    $1,537
                                           =======    ======    ======


The items that caused timing differences affecting deferred income taxes are as follows:

                                             2000       1999     1998
                                               (Dollars in Thousands)

   Provision for loan losses............   $  (177)   $ (108)   $ (156)
   Pension plan expenses................        37        34        46
   Deferred loan fees, net..............         7        27       (22)
   Security gains and losses............        15        (6)        -
   Interest on certain non-accrual loans        16        22        68
   Depreciation.........................        70        38        31
   Foreclosed assets....................       (64)        -         -
   Other................................         1        (5)        6
                                           -------    ------    ------
   Total                                   $   (95)   $    2    $  (27)
                                           =======    ======    ======

A reconciliation of the "expected" Federal income tax expense on income before income taxes with the reported income tax expense follows:

                                             2000      1999      1998
                                             (Dollars in Thousands)

   Expected tax expense (34%)...........   $ 2,156    $2,053    $2,099
   Interest expense on tax exempt assets       143       128        82
   Tax exempt interest..................    (1,097)     (967)     (640)
   Disqualified incentive stock options.         -       (14)      (10)
   Other, net...........................         5        15         6
                                           -------    ------    ------
   Reported tax expense.................   $ 1,207    $1,215    $1,537
                                           =======    ======    ======

---------------------------------

The components of the net deferred tax asset included in other assets are as follows at December 31:


                                              2000      1999
                                         (Dollars in Thousands)

   Components of Deferred Tax Liability:
    Depreciation.......................... $  (287)   $ (217)
    Accretion of discounts on securities..     (16)      (12)
    Net unrealized (gain) on
     available-for-sale securities........       -         -
    Deferred loan fees and costs..........    (132)     (125)
    Pension...............................    (110)      (73)
                                           -------    ------
     Deferred tax liability...............    (545)     (427)

    Components of Deferred Tax Asset:
     Allowance for loan losses............     993       817
     Net unrealized loss on
      available-for-sale securities.......      21     1,011
     Interest on non-accrual loans........     110       125
     Deferred compensation................       -         2
     Foreclosed assets....................      64         -
     Capital loss carry forward...........       7        18
                                           -------    ------
      Deferred tax asset, net............. $   650    $1,546
                                           =======    ======

NOTE 11, Lease Commitments
--------------------------

The Bank has noncancellable leases on premises and equipment expiring at various dates, including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2000, under noncancellable leases is $1.3 million which is due as follows:

                                    Year (Dollars in Thousands)

                                    2001   $   289
                                    2002       288
                                    2003       202
                                    2004       174
                                    2005       118
                Remaining term of leases       266
                                           -------
                                   Total   $ 1,337
                                           =======

The aggregate rental expense of premises and equipment was $220 thousand, $219 thousand and $220 thousand for 2000, 1999 and 1998 respectively.

NOTE 12, Pension Plan
---------------------

The following tables set forth the Pension Plan's changes in benefit obligation, plan assets, funded status, assumptions and the components of net periodic benefit cost recognized in the Bank's financial statements at December 31:

                                                          Pension Benefits
                                                         2000           1999
                                                      -----------------------
                                                       (Dollars in Thousands)
     Change in benefit  obligation
     Benefit obligation at beginning of year......... $  2,711       $  2,721
     Service cost....................................      173            158
     Interest cost...................................      215            216
     Actuarial change................................        -            263
     Benefits paid...................................     (218)          (647)
                                                      --------       --------
     Benefit obligation at end of year............... $  2,881       $  2,711
                                                      ========       ========

     Change in plan assets
     Fair value of plan assets at beginning of year.. $  2,729       $  2,830
     Actual return on plan assets....................     (228)           302
     Employer contribution...........................      276            244
     Benefits paid ..................................     (218)          (647)
                                                      --------       --------
     Fair value of plan assets at end of year........ $  2,559       $  2,729
                                                      ========       ========


     Funded Status................................... $   (322)      $     18
     Unrecognized prior service cost.................       22             29
     Unrecognized transition obligation..............      (12)           (25)
     Unrecognized actuarial gains (loss).............      636            192
                                                      --------       --------
     Prepaid (accrued) benefit cost.................. $    324       $    214
                                                      ========       ========

     Weighted-average assumptions as of December 31:

                                                         2000           1999
                                                         --------------------
     Discount rate...................................    8.00%          8.00%
     Expected return on plan assets..................    8.00%          8.00%
     Rate of compensation increase...................    5.00%          5.00%


                                                         2000           1999        1998
                                                      -----------------------------------
     Components of net periodic benefit cost                  (Dollars in Thousands)
     Service Cost.................................... $    173       $    158     $   148
     Interest cost...................................      215            216         193
     Expected return on plan assets..................     (216)          (224)       (185)
     Amortization of prior service cost..............        7              7           7
     Amortization of transition obligation...........      (13)           (12)        (12)
                                                      --------       --------     -------
     Net periodic benefit cost....................... $    166       $    145     $   151
                                                      ========       ========     =======

NOTE 13, Profit Sharing
-----------------------

The Bank has a defined contribution profit sharing and thrift plan covering substantially all of its employees. The Bank may make profit sharing contributions to the plan as determined by the Board of Directors. In addition, the Bank matches thrift contributions by employees fifty cents for each dollar contributed. Expenses related to the plan totaled $232 thousand and $ 246 thousand in 2000 and 1999 respectively.

NOTE 14, Commitments and Contingencies
--------------------------------------

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

     Off- balance sheet items at December 31 are as follows:

                                                2000          1999
                                              ---------------------
                                             (Dollars in Thousands)
     Commitments to extend credit:
     Home equity lines of credit.......       $11,422       $11,027
     Construction and development
      loans committed but not funded..          7,625         7,797
     Other lines of credit
      (principally commercial).........        44,603        30,339
                                              -------       -------
     Total                                    $63,650       $49,163
                                              =======       =======

     Irrevocable letters of credit......      $   781       $   693

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. Most guarantees extend for less than two years and expire in decreasing amounts through 2002. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

NOTE 15, Fair Value of Financial Instruments
--------------------------------------------
The estimated fair value of the Bank's financial instruments at December 31 are as follows:

                                                              2000                           1999

                                                    Carrying         Fair           Carrying       Fair
                                                     Amount         Value            Amount       Value
                                                     (Dollars in Thousands)         (Dollars in Thousands)

    Cash and due from banks...................      $ 11,044        $ 11,044        $ 10,400      $ 10,400
    Investment securities, held-to-maturity...        46,241          46,083          45,839        44,271
    Investment securities, available-for-sale.        77,096          77,096          81,147        81,147
    Federal funds sold........................         5,397           5,397             241           241
    Loans, net of allowances for loan losses..       316,261         312,721         278,536       274,780

    Deposits:
    Non-interest bearing deposits............         65,056          65,056          63,006        63,006
    Savings deposits.........................        127,660         127,660         128,763       128,763
    Certificates of Deposit..................        182,063         182,489         169,149       168,431

    Securities sold under repurchase
     agreement and federal funds purchased....        27,038          27,038          22,841        22,841

    Federal Home Loan Bank Advances...........        25,000          24,897           7,000         6,645

    Interest bearing U.S. Treasury demand
     notes and other liabilities
     for borrowed money.......................         2,089           2,089           3,317         3,317

    Commitments to extend credit..............        63,650          63,650          49,163        49,163

    Irrevocable letters of credit.............           781             781             693           693

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


NOTE 16, Regulatory Matters
---------------------------

The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. At December 31, 2000, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00% respectively. The Company's actual ratios at that date were 13.77% and 14.85%. The Company's leverage ratio at December 31, 2000 was 9.71%.

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the banking subsidiary can distribute as dividends to the Company in 2001, without approval of the Comptroller of the Currency, $5.9 million plus an additional amount equal to the Bank's retained net profits for 2001 up to the date of any dividend declaration.

         OLD POINT FINANCIAL CORPORATION
                   PARENT ONLY
                  BALANCE SHEETS
---------------------------------------------------
As of December 31,
Dollars in thousands             2000     1999
---------------------------------------------------

ASSETS
Cash in bank                    $   225  $    60
Investment securities             1,305    1,405
Total Loans                           -        -
Investment in subsidiary         44,954   39,324
Other real estate owned               -        -
Other assets                         13       25
                                -------  -------
TOTAL ASSETS                    $46,497  $40,814
                                =======  =======

LIABILITIES AND
  STOCKHOLDERS EQUITY
Notes payable - bank            $     -  $     -
Other liabilities                     -        -
  Total liabilities                   -        -
Stockholders' equity             46,497   40,814
                                -------  -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY          $46,497  $40,814
                                =======  =======

              OLD POINT FINANCIAL CORPORATION
                         PARENT ONLY
                      INCOME STATEMENTS
-------------------------------------------------------------------
For the year ended December 31,
Dollars in thousands                       2000     1999     1998
-------------------------------------------------------------------
INCOME
Cash dividends from subsidiary            $1,650   $1,985   $1,300
Interest and Fees on Loans                     0        0        0
Interest income from
  investment securities                      123       27      106
Securities gains (losses)                      0      (54)
Other income                                 144       76        -
                                          ------   ------   ------
TOTAL INCOME                               1,917    2,034    1,406

EXPENSES
Interest on borrowed money                     -        -        -
Other expenses                               400       47       41
                                          ------   ------   ------
TOTAL EXPENSES                               400       47       41

Income before taxes and undistributed
  net income of subsidiary                 1,517    1,987    1,365
Income tax                                   (74)      (7)      22
                                          ------   ------   ------
Net income before undistributed
  net income of subsidiary                 1,591    1,994    1,343
Undistributed net income of subsidia       3,542    2,755    3,293
                                          ------  -------   ------
NET INCOME                                $5,133  $ 4,749   $4,636

                                     OLD POINT FINANCIAL CORPORATION
                                               PARENT ONLY
                                         STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
For the year ending December 31,                                         2000        1999        1998
Dollars in thousands
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)                                                     $  5,133     $ 4,749     $ 4,636
Adjustments to Reconcile Net Income to Net Cash Provided by
 operating activities:
Equity in undistributed (earnings) losses of subsidiaries               (3,543)     (2,755)     (3,293)
(Gain) or Loss on sales of assets                                            -          54           -
Increase (decrease) in other assets                                         12         (25)          -
Increase (decrease) in other liabilities                                     -           -         (12)
                                                                      --------     -------     -------
  Net cash provided (used) by operating activities                       1,602       2,023       1,331

CASH FLOWS FROM INVESTING ACTIVITIES

Maturity/call of investment securities                                     100      (1,500)          -
Sales of available-for-sale securities                                       -       1,441        (250)
Payments for investments in and advances to subsidiaries                  (165)     (1,020)          -
Sale or repayment of investments in and advances to subsidiaries             -          50           -
(Purchase)/Sale of Premises and Equipment                                    -           -           -
Loans to customers                                                           -           -           -
                                                                      --------     -------     -------
Net cash provided (used) by investing activities                           (65)     (1,029)       (250)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in borrowed money                                        -           -           -
Proceeds from issuance of common stock                                     129         165         158
Dividends paid                                                          (1,501)     (1,393)     (1,234)
Other, net                                                                   -           -           -
                                                                      --------     -------     -------
Net cash provided (used) by financing activities                        (1,372)     (1,228)     (1,076)

Net increase in cash and due from banks                                    165        (234)          5
Cash and due from banks at beginning of period                              60         294         289
                                                                      --------     -------     -------
Cash and due from banks at end of period                              $    225     $    60     $   294

Accounting Rule Changes
-----------------------
None.

Regulatory Requirements and Restrictions
----------------------------------------
For the reserve maintenance period in effect at December 31, 2000, 1999 and 1998 the bank was required to maintain with the Federal
Reserve   Bank   of   Richmond  an  average  daily  balance   totaling
approximately   $581  thousand,  $350  thousand  and   $350   thousand
respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant

      The eleven persons named below, all of whom currently serve as  directors  of  the  Company, will be nominated  to  serve  as
directors   until  the  2002  Annual  Meeting,  or  until   their
successors have been duly elected and have qualified.

                                                                                 Amount and Nature of
                                             Principal                           Beneficial Ownership
                                 Director    Occupation For                      as of March 15, 2001
Name (Age)                       Since (1)   Past Five Years                     (Percent of Class)(2)(3)
---------------------------------------------------------------------------------------------------------
Dr. Richard F. Clark (68)        1981        Pathologist (retired)                   63,871      (4)
                                             Sentara Hampton General Hospital        (2.5%)

Russell Smith Evans Jr. (58)     1993        Assistant Treasurer and                  3,550      (4)
                                             Corporate Fleet Manager                   *
                                             Ferguson Enterprises

G. Royden Goodson, III (45)      1994        President                                7,707      (4)
                                             Warwick Plumbing & Heating Corp.          *

Dr. Arthur D. Greene (56)        1994        Surgeon - Partner                        4,286      (4)
                                             Tidewater Orthopaedic Associates          *

Gerald E. Hansen (59)            2000         President                               1,001
                                              Chesapeake Insurance Services, Inc.      *

Stephen D. Harris (59)           1988         Attorney-at-Law - Partner              10,453      (4)
                                              Geddy, Harris, Franck & Hickman, L.L.P.  *

John Cabot Ishon (54)            1989         President                              17,783      (4)
                                              Hampton Stationery                       *

Eugene M. Jordan (77)            1964         Attorney-at-Law                        21,000      (4)

John B. Morgan, II (54)          1994         President                               4,334      (4)
                                              Morgan Marrow Insurance                  *

Louis G. Morris (46)             2000         President & CEO                        24,511      (4)
                                              Old Point National Bank                  *

Dr. H. Robert Schappert (62)     1996         Veterinarian - Owner                   90,740      (4)
                                              Beechmont Veterinary Hospital          (3.5%)

Robert F. Shuford (63)           1965         Chairman of the Board,
                                              President & CEO                       160,086      (4)(5)
                                              Old Point Financial Corporation        (6.1%)
                                              Chairman of the Board
                                              Old Point National Bank

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

(3) Includes shares held (i) by their close relatives or held jointly with their spouses, (ii) as custodian or trustee for the benefit of their children or others, or (iii) as attorney-in-fact subject to a general power of attorney - Dr. Clark, 200 shares; Mr. Evans, 1,5500 shares; Dr. Greene, 1,968 shares; Mr. Hansen, 361 shares; Mr. Harris, 407 shares, Mr. Ishon, 7,483 shares; Mr. Jordan, 6,000 shares; Mr. Morgan, 2,934 shares; Dr. Schappert, 81,370 shares; and Mr. Shuford, 75,590 shares.

(4) Includes shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the 1989 and 1998 Old Point Stock Option Plans - Dr. Clark 1,000, Mr. Evans 1,000, Mr. Goodson 1,000, Dr. Greene 1,000, Mr. Harris 1,000, Mr. Ishon 1,000, Mr. Jordan 1,000, Mr. Morgan 1,000, Mr. Morris 9,386, Dr.
     Schappert 1,000, and Mr. Shuford 26,570.

(5)  Mr.   Shuford  is  one  of  three  directors  of  the  VuBay
     Foundation, a charitable foundation organized under 501(c)(3) of the Internal Revenue Code of 1986, as amended. A majority of the Directors have the power to vote shares of Company common stock owned by the foundation. The foundation owned 193,584 shares of stock as of March 15, 2001. Mr. Shuford disclaims any beneficial ownership of these shares.

      There are two family relationships among the directors and executive officers. Mr. Jordan is the father-in-law of Mr. Ishon. Mr. Shuford and Dr. Schappert are married to sisters. None of the directors serve as a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

There were no delinquent Securities and Exchange Commission  Form
4 filings during 2000.

In addition to the executive officers included in the preceding list of directors, the persons listed below are executive officers of the Company.


Name and (Age)               Principal Occupation with the Registrant

Cary B. Epes (52)            Senior Vice President/Credit
                             Mr. Epes also serves as Executive Vice
                             President and Chief Credit Officer for
                             Old Point National Bank.

Margaret P.  Causby (50)     Senior Vice President/Administration
                             Ms. Causby also serves as Executive Vice
                             President and Chief Administrative
                             Officer for Old Point National Bank.

Frank E. Continetti (41)     Executive Vice President/Trust
                             Mr. Continetti also serves as President
                             and Chief Executive Officer for Old
                             Point Trust & Financial Services, N.A.

Laurie D. Grabow (43)        Senior Vice President/Finance
                             Ms.  Grabow  also serves as  Senior  Vice
                             President and Chief Financial Officer for Old Point National Bank.

Each of these executive officers owns less than 1% of the stock of the Company.

Item 11. Executive Compensation

Cash Compensation

      The  following table presents a three-year summary  of  all compensation paid or accrued by the Company and the Bank to the Company's Chief Executive Officer and each executive officer whose salary and bonus for 2000 exceeded $100,000. The table also presents the number and percentages of shares of the Company's common stock held by these executive officers, who are all executive officers of the Company.

                   SUMMARY COMPENSATION TABLE

                       Annual Compensation
                                                                        Amount of
                                                                        Nature of
                                                                        Beneficial
                                                                        Ownership as of
                                                                        March 15, 2001
Name and Principal                                     All Other        (Percent of
Position                Year      Salary(1) Bonus(2)   Compensation(3)  Class)(4)(5)(6)
-----------------------------------------------------------------------------------------
Robert F. Shuford,      2000      $156,800  $27,000    $15,519          160,086
Chairman, President     1999      $153,500  $27,000    $17,556           (6.1%)
& CEO ( Company)        1998      $151,200  $34,560    $17,765

Louis G. Morris         2000      $129,800  $22,500    $10,241           24,511
President & CEO         1999      $100,267  $18,048    $ 9,220             *
(Bank)                  1998      $ 90,247  $21,600    $ 9,051

Cary B. Epes            2000      $107,000  $19,260    $ 8,948           12,679
EVP/CCO (Bank)          1999      $ 99,267  $17,868    $ 9,340             *
                        1998      $ 89,167  $21,600    $ 9,440

Margaret P. Causby      2000      $106,000  $19,080    $ 8,863           12,941
EVP/CAO (Bank)          1999      $ 97,947  $17,630    $ 9,004             *
                        1998      $ 88,167  $21,600    $ 9,035

Frank E.Continetti      2000      $102,000  $15,000    $ 8,511            3,586
President & CEO         1999      $ 83,409  $10,759    $ 7,724             *
OPT&FS, NA              1998      $ 67,336  $ 4,665    $ 6,885


 (1) Salary  includes directors' fees as follows:  Mr. Shuford  -
     2000,  $6,800, 1999, $3,900 and 1998 $4,200.  Mr.  Morris  -
     2000, $4,800.  Mr. Continetti - 2000, $2,000.

(2) Bonus consideration for Mr. Shuford is paid in the year following the year in which the bonus is earned so that the Compensation Committee can evaluate year-end results. Bonus consideration for Mr. Morris, Mr. Epes, Mrs. Causby and Mr. Continetti is paid in the year in which it is earned.

(3)  Mr. Shuford has received other compensation as follows:

                                      2000           1999       1998
                                     ------         ------     ------
     Deferred Profit Sharing         $3,896         $4,532     $5,090
     Cash Profit Sharing              3,559          4,210      4,811
     401(k) Matching Plan             4,500          4,488      4,410
     Group Term Insurance             3,564          4,326      3,454
                                    -------        -------    -------
     Total                          $15,519        $17,556    $17,765

     Mr. Morris has received other compensation as follows:

                                      2000           1999       1998
                                    -------        -------    -------
     Deferred Profit Sharing        $ 3,247        $ 3,037    $ 3,122
     Cash Profit Sharing              2,966          2,821      2,951
     401(k) Matching Plan             3,750          3,008      2,705
     Group Term Insurance               278            354        273
                                    -------        -------    -------
     Total                          $10,241        $ 9,220    $ 9,051

     Mr. Epes has received other compensation as follows:

                                      2000           1999       1998
                                    -------        -------    -------
     Deferred Profit Sharing        $ 2,779        $ 3,007    $ 3,087
     Cash Profit Sharing              2,539          2,793      2,918
     401(k) Matching Plan             3,210          2,978      2,675
     Group Term Insurance               420            562        760
                                    -------        -------    -------
     Total                          $ 8,948        $ 9,340    $ 9,440

     Mrs. Causby has received other compensation as follows:

                                      2000           1999       1998
                                    -------        -------    -------
     Deferred Profit Sharing        $ 2,753        $ 2,967    $ 3,053
     Cash Profit Sharing              2,516          2,756      2,885
     401(k) Matching Plan             3,180          2,938      2,645

     Group Term Insurance               414            343        452
                                    -------        -------    -------
     Total                          $ 8,863        $ 9,004    $ 9,035

     Mr. Continetti has received other compensation as follows:

                                      2000           1999       1998

     Deferred Profit Sharing        $ 2,598        $ 2,527    $ 2,325
     Cash Profit Sharing              2,373          2,347      2,204
     401(k) Matching Plan             3,000          2,502      2,020
     Group Term Insurance               540            348        336
                                    -------        -------    -------
     Total                          $ 8,511        $ 7,724    $ 6,885

(4) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days.

(5) Include shares held (1) by their joint relative or held jointly with their spouses, (2) as custodian or trustee for the benefit of their children or others, (3) as attorney-in-fact subject to a general power of attorney-Mr. Shuford, 75,590 shares.

(6) Include shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the 1989 and 1998 Old Point Stock Option Plans-Mr. Shuford 26,570 shares, Mr. Morris 9,386 shares, Mr. Epes 11,006 shares, Mrs. Causby 11,106 shares and Mr. Continetti, 3,200 shares.

Item 12 Security Ownership of certain Beneficial Owners and
Management

Security ownership of certain beneficial owners and management is detailed in Part III, Item 10 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

      Some of the Company's directors, executive officers, and members of their immediate families, and corporations, partnerships and other entities of which such persons are officers, directors, partners, trustees, executors or beneficiaries, are customers of the Bank. As of December 31, 2000 borrowing by all policy making officers and directors amounted to $3.0 million. This represented 6.5% of the total equity capital accounts of the Company as of December 31, 2000. All loans and commitments to lend included in such transactions were  made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other
persons   and   did  not  involve  more  than  normal   risk   of
collectibility or present other unfavorable features. It is the policy of the Bank to provide loans to officers who are not executive officers and to employees at more favorable rates than
those  prevailing at the time for comparable  transactions   with
other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

      The law firm of Troutman Sanders Mays & Valentine L.L.P. serves as legal counsel to the Company. Jordan, Ishon & Jordan serve as legal counsel to the Bank and Trust Company. Mr. Eugene
M. Jordan is a member of the firm. During 2000, the firm received a retainer and fees totaling $51,835. Morgan Marrow Insurance of which John B. Morgan, II is President, provided insurance for which the Company paid $59,649 during 2000. Hampton Stationery, of whom John Cabot Ishon is President, provided office furniture and supplies for which the Company paid $36,735. Geddy, Harris, Franck & Hickman L.L.P. of which Stephen D. Harris is a partner, and Warwick Plumbing & Heating Corp. of which G. Royden Goodson, III is President provide products and services to the Company.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8

     A.1  Financial Statements:

          The following audited financial statements are included in Part II,
          Item 8, of this Annual Report on Form 10-K.

          Consolidated Balance Sheets - December 31, 2000 and 1999 Consolidated Statements of Income
            Years Ended December 31, 2000, 1999 and 1998
          Consolidated Statements of Changes in Stockholders' Equity
            Years Ended December 31, 2000, 1999 and 1998
          Consolidated Statements of Cash Flows
            Years Ended December 31, 2000, 1999 and 1998
          Notes to Financial Statements
          Auditor's Report

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

B. Reports on Form 8-K:

A Current Report, Form 8-K , was filed on January 24, 2000 regarding the Company's announcement of approval by the Board of Directors to repurchase up to 5% of the corporation's common stock.

A Current Report, Form 8-K, was filed on February 18, 2000 announcing the death of Gertrude Dixon, a Company board member.

                  INDEX OF EXHIBITS

     Exhibit No.

      3        Articles of Incorporation and Bylaws
               (incorporated by reference from our Annual Report on
                Form 10-K for the year ended 1998 (File No. 000-12896))

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

     19        Not Applicable

     22        Subsidiaries of the Registrant

     23        Not Applicable

     24        Consent of Independent Certified
               Public Accountants

     25        Powers of Attorney

     27        Not Applicable

     28        Not Applicable

     29        Not Applicable

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.

                              OLD POINT FINANCIAL CORPORATION


                              /s/Robert F. Shuford
                              --------------------
                              Robert F. Shuford, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 28th day of March, 2001.


/s/Robert F. Shuford
--------------------                      President and Director
Robert F. Shuford                         Principal Executive Officer


/s/Laurie D. Grabow
-------------------                       Senior Vice President
Laurie D. Grabow                          Principal Financial & Accounting
                                          Officer

/s/Richard F. Clark
-------------------                       Director
Richard F. Clark

/s/Russell S. Evans, Jr.
------------------------                  Director
Russell S. Evans, Jr.

/s/G. Royden Goodson, III
-------------------------                 Director
Royden G. Goodson, III

/s/Dr. Arthur D. Greene
-----------------------                   Director
Arthur D. Green

/s/Stephen D. Harris
--------------------                      Director
Stephen D. Harris

/s/John Cabot Ishon
-------------------                       Director
John Cabot Ishon

/s/Eugene M. Jordan
-------------------                       Director
Eugene M. Jordan

/s/Louis G. Morris
------------------                        Director
Louis G. Morris

/s/John B. Morgan
-----------------                         Director
John B. Morgan

/s/Dr. H. Robert Schappert
--------------------------                Director
Dr. H. Robert Schappert