Form 10-Q
period 2001-03-31
OLD POINT FINANCIAL CORP
filed 2001-05-14
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period Ended March 31, 2001
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
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


State the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2001.

      Class                          Outstanding at April 30, 2001

      Common Stock, $5.00 par value  2,590,540 shares

                       OLD POINT FINANCIAL CORPORATION
                                     FORM 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                        ----
Item 1. Financial Statements ............................................ 1

        Consolidated Balance Sheets
               March 31, 2001 and December 31, 2000 ..................... 1

        Consolidated Statement of Earnings
               Three months ended March 31, 2001 and 2000 ............... 2

        Consolidated Statement of Cash Flows
               Three months ended March 31, 2001 and 2000 ............... 3

        Consolidated Statements of Changes in Stockholders' Equity
               Three months ended March 31, 2001 and 2000 ............... 4

        Notes to Consolidated Financial Statements ...................... 5

               Parent Only Balance Sheets
                      March 31, 2001 and December 31, 2000 .............. 6

               Parent Only Statement of Earnings
                      Three months ended March 31, 2001 and 2000 ........ 6

               Parent Only Statement of Cash Flows
                      Three months ended March 31, 2001 and 2000 ........ 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................. 8

               Analysis of Changes in Net Interest Income ............... 9

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 12


                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ............................... 13

                              (i)

-----------------------------------------------------------------------------------------------
Unaudited                                                          March 31,      December 31,
Consolidated Balance Sheets                                          2001            2000
-----------------------------------------------------------------------------------------------
Assets

Cash and due from banks......................................... $  9,640,884     $ 10,770,982
Interest bearing balances due from banks........................       82,078          272,790
                                                                 ------------     ------------
   Total cash due from banks                                     $  9,722,962     $ 11,043,772

Investments:
  Securities available for sale, at market......................   78,503,979       77,096,247
  Securities to be held to maturity.............................   44,245,787       46,240,703
Trading account securities......................................            -                -
Federal funds sold..............................................   22,749,381        5,397,087
Loans, total ...................................................  327,103,860      319,909,569
  Less reserve for loan losses..................................    3,461,666        3,648,819
     Net loans..................................................  323,642,194      316,260,750
Bank premises and equipment.....................................   15,076,362       15,059,350
Other real estate owned.........................................      750,000          750,000
Other assets....................................................    4,392,762        5,248,347
                                                                 ------------     ------------
  Total assets.................................................. $499,083,427     $477,096,256
                                                                 ============     ============
Liabilities

Noninterest-bearing deposits.................................... $ 69,272,128     $ 65,055,835
Savings deposits................................................  134,808,834      127,659,896
Time deposits...................................................  192,154,041      182,063,287
                                                                 ------------     ------------
  Total deposits................................................  396,235,003      374,779,018
Federal funds purchased and securities sold under
  agreement to repurchase.......................................   26,400,174       27,038,033
Interest-bearing demand notes issued to the United States
  Treasury and other liabilities for borrowed money.............      626,584        2,088,637
Federal Home Loan Bank..........................................   25,000,000       25,000,000
Other liabilities...............................................    2,555,813        1,693,083
                                                                 ------------     ------------
  Total liabilities.............................................  450,817,574      430,598,771

Stockholders' Equity

Common stock, $5.00 par value................................... $ 12,952,700     $ 12,952,700

                               2001           2000

  Shares authorized........ 10,000,000     10,000,000
  Shares outstanding.......  2,590,540      2,590,540
Surplus.........................................................   10,288,301       10,288,301
Undivided profits...............................................   24,150,337       23,297,402
Unrealized gain/(loss) on securities............................      874,515          (40,918)
                                                                 ------------     ------------
  Total stockholders' equity....................................   48,265,853       46,497,485
                                                                 ------------     ------------
  Total liabilities and stockholders' equity.................... $499,083,427     $477,096,256
                                                                 ============     ============

------------------------------------------------------------------------------------
                                                            Three Months Ended
Consolidated Statements of Earnings                               March 31
                                                             2001           2000
------------------------------------------------------------------------------------
Interest Income

Interest and fees on loans............................... $6,930,782     $5,946,342
Interest on federal funds sold...........................    170,863         19,441
Interest on securities:
Interest on United States Treasury securities (taxable)..     23,997         15,900
Interest on obligations of other
  United States Government agencies (taxable)............    904,798        977,446
Interest on obligations of states and
  political subdivisions (tax exempt)....................    635,463        692,534
Interest on obligations of states and
  political subdivisions (taxable).......................     19,906              -
Interest on trading account securities...................          -              -
Dividends and interest on all other securities...........     91,322        101,414
                                                          ----------     ----------
  Total interest on securities...........................  1,675,486      1,787,294
Trading account securities...............................          -              -
  Total interest income..................................  8,777,131      7,753,077

Interest Expense

Interest on savings deposits.............................    930,394        974,627
Interest on time deposits................................  2,838,115      2,250,474
Interest on federal funds purchased and securities
  sold under agreement to repurchase.....................    314,808        289,434
Interest on Federal Home Loan Bank advances..............    379,375        170,083
Interest on demand notes (note balances) issued to the
  United States Treasury and on other borrowed money.....     25,769         26,724
                                                          ----------     ----------
   Total interest expense................................  4,488,461      3,711,342

Net interest income......................................  4,288,670      4,041,735
Provision for loan losses................................    150,000        175,000
                                                          ----------     ----------

Net interest income after provision for loan losses......  4,138,670      3,866,735

Other Income

Income from fiduciary activities.........................    621,930        630,000
Service charges on deposit accounts......................    600,679        541,275
Other service charges, commissions and fees..............    209,280        206,533
Other operating income...................................     49,843         51,870
Security gains (losses)..................................          -              -
Trading account income...................................          -              -
                                                          ----------     ----------

  Total other income.....................................  1,481,732      1,429,678

Other Expenses

Salaries and employee benefits...........................  2,403,413      2,305,851
Occupancy expense of Bank premises.......................    263,132        266,368
Furniture and equipment expense..........................    419,665        375,875
Other operating expenses.................................    939,451        845,950
                                                          ----------     ----------

  Total other expenses...................................  4,025,661      3,794,044
                                                          ----------     ----------

Income before taxes......................................  1,594,741      1,502,369
Applicable income taxes .................................    353,225        287,000
                                                          ----------     ----------

Net income............................................... $1,241,516     $1,215,369
                                                          ==========     ==========
Per Share

Based on weighted average number of
  common shares outstanding..............................  2,590,540      2,583,396
Basic Earnings per Share                                        0.48           0.47
Diluted Earnings per Share                                      0.48           0.47

                                        -2-

--------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                       Three Months Ended
Consolidated Statements of Cash Flows                                      March 31,
(Unaudited)                                                           2001          2000
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................................  $ 1,241,516   $ 1,215,369
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..................................      346,226       327,688
  Provision for loan losses......................................      150,000       175,000
  (Gains) loss on sale of investment securities, net.............            -             -
  Net amortization & accretion of securities ....................        8,363        18,251
  Net (increase) decrease in trading account.....................            -             -
  (Increase) in other real estate owned..........................            -             -
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)...................      383,998       (57,941)
  Increase (decrease) in other liabilities.......................      862,730       559,156
                                                                   -----------   -----------
    Net cash provided by operating activities....................    2,992,833     2,237,523

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities .......................................   (6,009,159)     (119,504)
  Proceeds from maturities & calls of securities ................    7,700,000       475,000
  Proceeds from sales of available - for - sale securities.......      275,000             -
  Proceeds from sales of held - to - maturity securities.........            -             -
  Loans made to customers........................................  (38,294,407)  (39,185,829)
  Principal payments received on loans...........................   30,762,963    26,475,704
  Proceeds from sales of other real estate owned.................            -             -
  Purchases of premises and equipment............................     (363,238)     (288,826)
  (Increase) decrease in federal funds sold......................  (17,352,294)   (9,611,225)
                                                                   -----------   -----------
    Net cash provided by (used in) investing activities..........  (23,281,135)  (22,254,680)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits...........    4,216,293    12,611,766
  Increase (decrease) in savings deposits........................    7,148,938     2,125,966
  Proceeds from the sale of certificates of deposit..............  339,440,889    12,649,748
  Payments for maturing certificates of deposit.................. (329,350,135)  (16,979,690)
  Increase (decrease) in federal funds purchased &
   repurchase agreements.........................................     (637,859)      422,734
  Increase (decrease) in Federal Home Loan Bank advances.........            -    10,000,000
  Increase (decrease) in other borrowed money....................   (1,462,053)      276,652
  Proceeds from issuance of common stock.........................            -            14
  Dividends paid.................................................     (388,581)     (361,676)
                                                                   -----------   -----------
    Net cash provided by financing activities....................   18,967,492    20,745,514

    Net increase (decrease) in cash and due from banks...........   (1,320,810)      728,357
    Cash and due from banks at beginning of period...............   11,043,772    10,400,337
                                                                   -----------   -----------
    Cash and due from banks at end of period.....................  $ 9,722,962   $11,128,694
                                                                   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest.....................................................  $ 4,376,996   $ 3,657,156
    Income taxes.................................................            -             -



See accompanying notes

--------------------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited                                                                                            Accumulated
                                                                                                        Other         Total
                                             Common Stock      Par         Capital      Retained    Comprehensive  Stockholder's
                                                Shares        Value        Surplus      Earnings     Income(Loss)     Equity
--------------------------------------------------------------------------------------------------------------------------------
FOR THREE MONTHS ENDED MARCH 31, 2001

Balance at beginning of period..............   2,590,540   $12,952,700   $10,288,301   $23,297,402   $   (40,918)   $46,497,485
Comprehensive Income
  Net income................................           -             -             -     1,241,516             -      1,241,516
  Increase (decrease) in unrealized
  gain on investment securities                        -             -             -             -       915,433        915,433
                                               ---------   -----------   -----------   -----------   -----------    -----------
  Total Comprehensive Income                                                             1,241,516       915,433      2,156,949
Sale of common stock........................           -             -             -             -             -              -
Cash dividends............... ..............           -             -             -      (388,581)            -       (388,581)
                                               ---------   -----------   -----------   -----------   -----------    -----------

Balance at end of period....................   2,590,540   $12,952,700   $10,288,301   $24,150,337   $   874,515    $48,265,853




FOR THREE MONTHS ENDED MARCH 31, 2000

Balance at beginning of period..............   2,583,262   $12,916,310   $10,185,985   $19,674,272   $(1,962,890)   $40,813,677
Comprehensive Income
  Net income................................           -             -             -     1,215,369             -      1,215,369
  Increase (decrease) in unrealized
  gain on investment securities                        -             -             -             -        (9,222)        (9,222)
                                               ---------   -----------   -----------   -----------   -----------    -----------
  Total Comprehensive Income                                                             1,215,369        (9,222)     1,206,147
Sale of common stock........................         139           695         2,084        (2,765)            -             14
Cash dividends............... ..............           -             -             -      (361,676)            -       (361,676)
                                               ---------   -----------   -----------    ----------   -----------    -----------

Balance at end of period....................   2,583,401   $12,917,005   $10,188,069   $20,525,200   $(1,972,112)   $41,658,162



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

------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                                March 31,   December 31,
(Unaudited)                                                 2001          2000
------------------------------------------------------------------------------------
Assets
Cash in bank..........................................  $    63,414   $   225,339
Investment Securities.................................    2,305,000     2,170,000
Total Loans...........................................            -             -
Investment in Subsidiaries............................   45,832,306    44,089,034
Other assets..........................................       69,308        13,112
                                                        -----------   -----------

Total Assets..........................................  $48,270,028   $46,497,485
                                                        ===========   ===========

Liabilities and Stockholders' Equity
Total Liabilities.....................................  $     4,175   $         -
Stockholders' Equity..................................   48,265,853    46,497,485
                                                        -----------   -----------

Total Liabilities & Stockholders' Equity..............  $48,270,028   $46,497,485
                                                        ===========   ===========



----------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                             Three Months Ended:
Parent only Income Statements                                    March 31,
(Unaudited)                                                 2001          2000
----------------------------------------------------------------------------------
Income
Cash dividends from Subsidiaries......................  $   425,000   $   400,000
Interest and fees on loans............................            -             -
Interest income from investment securities............       31,356        28,973
Gains (losses) from sale of investment securities.....            -             -
Other income..........................................       36,000        36,000
                                                        -----------   -----------
Total Income..........................................      492,356       464,973

Expenses
Salaries and employee benefits........................       62,014        61,570
Other expenses........................................       32,440        47,221
                                                        -----------   -----------
Total Expenses........................................       94,454       108,791
                                                        -----------   -----------
Income before taxes & undistributed
    net income of subsidiaries........................      397,902       356,182

Income tax............................................      (15,775)      (20,000)
                                                        -----------   -----------
Net income before undistributed
  net income of subsidiaries..........................      413,677       376,182
Undistributed net income of subsidiaries..............      827,839       839,187
                                                        -----------   -----------

Net Income............................................  $ 1,241,516   $ 1,215,369
                                                        ===========   ===========



------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                             Three Months Ended:
Parent only Statements of Cash Flows                             March 31,
(Unaudited)                                                 2001          2000
------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income............................................  $ 1,241,516   $ 1,215,369
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of subsidiaries....     (827,839)     (839,187)
  Depreciation........................................            -             -
    Gains(losses) on sale of securities [net].........            -             -
    (Increase) Decrease in other assets...............      (56,196)      (76,021)
    Increase (decrease) in other liabilities..........        4,175             -
                                                        -----------   -----------
Net cash provided by operating activities.............      361,656       300,161

Cash flows from investing activities:
(Increase)decrease in investment securities...........     (135,000)       30,000
Payments for investment in subsidiaries                           -             -
Repayment of loans by customers.......................            -             -
                                                        -----------   -----------
Net cash provided by investing activities.............     (135,000)       30,000

Cash flows from financing activities:
Proceeds from issuance of common stock................            -            14
Dividends paid........................................     (388,581)     (361,676)
                                                        -----------   -----------
Net cash provided by financing activities.............     (388,581)     (361,662)

Net increase (decrease) in cash & due from banks......     (161,925)      (31,501)

Cash & due from banks at beginning of period..........      225,339        59,502
                                                        -----------   -----------
Cash & due from banks at end of period................  $    63,414   $    28,001
                                                        ===========   ===========


Item 2.

    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Earnings Summary
----------------
Net  income  for  the  first quarter of 2001 increased  2.15%  to
$1.24 million from $1.22 million for the comparable period in 2000. Basic earnings per share were $0.48 in the first quarter of 2001 compared with $0.47 in 2000.

Return on average assets was 1.03% for the first quarter of  2001 and 1.11% for the comparable period in 2000. Return on average equity was 10.36% for the first quarter of 2001 and 11.85% for the first quarter of 2000.

Net Interest Income
-------------------
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $180 thousand, or 4.12%, for the first quarter of 2001 over the same period in 2000. The net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased to 3.99% in 2001 from 4.20% in 2000.

Tax equivalent interest income increased $957 thousand, or 11.84%, in the first quarter of 2001 from the same period of 2000. Average earning assets increased $39.4 million, or 9.45% in the first quarter of 2001 compared to the first quarter of 2000. Comparing the first three months of 2001 to 2000, average loans increased $36.4 million or 12.76% while investment securities decreased $8.3 million or 6.38%. Certificates of deposits increased $21.3 million or 12.80% while checking and savings accounts decreased $1.4 million or 1.08%.

Interest expense increased $777 thousand or 20.94% in the first quarter of 2001 from the first quarter of 2000 while interest bearing liabilities increased $35.0 million or 10.46 % in the first quarter of 2001 over the same period in 2000. The cost of funding those liabilities increased 42 basis points from 2000.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

-----------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                                         For the quarter ended March 31,
(Fully taxable equivalent basis)*                                 2001                             2000
                                                                            Average                           Average
                                                                Interest     Rates               Interest      Rates
                                                     Average     Income/    Earned/   Average     Income/     Earned/
Dollars in thousands                                 Balance     Expense     Paid     Balance     Expense      Paid
-----------------------------------------------------------------------------------------------------------------------

Loans (net of unearned income)**.................    $321,592    $6,954      8.65%    $285,206    $5,965       8.36%
Investment securities:
  Taxable........................................      64,553       949      5.88%      72,761     1,094       6.01%
  Tax-exempt.....................................      57,225       962      6.73%      57,322     1,002       6.99%
                                                     --------    ------               --------    ------
    Total investment securities..................     121,778     1,912      6.28%     130,083     2,096       6.45%
Federal funds sold...............................      12,538       171      5.46%       1,264        19       6.01%
                                                     --------    ------               --------    ------
  Total earning assets...........................    $455,908    $9,037      7.93%    $416,553    $8,080       7.76%


Time and savings deposits:
  Interest-bearing transaction accounts..........    $  5,610    $   32      2.28%    $  4,012    $   24       2.39%
  Money market deposit accounts..................      94,340       708      3.00%      96,943       757       3.12%
  Savings accounts...............................      28,152       190      2.70%      28,552       194       2.72%
  Certificates of deposit, $100,000 or more......      43,079       682      6.33%      31,494       425       5.40%
  Other certificates of deposit..................     144,716     2,156      5.96%     134,995     1,825       5.41%
                                                     --------    ------               --------    ------
    Total time and savings deposits..............     315,897     3,768      4.77%     295,996     3,225       4.36%

Federal funds purchased and securities sold
  under agreement to repurchase..................      26,205       315      4.81%      24,322       289       4.75%
Federal Home Loan Bank advances..................      25,000       379      6.06%      11,892       170       5.72%
Other short term borrowings......................       1,991        26      5.22%       1,918        27       5.63%
                                                     --------    ------               --------    ------
  Total interest bearing liabilities.............    $369,093     4,488      4.86%    $334,128    $3,711       4.44%

Net interest income/yield........................                $4,549      3.99%                $4,369       4.20%
                                                                 ======                           ======



* Tax equivalent yields based on 34% tax rate.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis

Provision/Allowance for Loan Losses
-----------------------------------
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio.

The provision for loan losses was $150 thousand for the first three months of 2001, down from $175 thousand in the comparable period in 2000. Loans charged off (net of recoveries) were $337 thousand compared with loans charged off (net of recoveries) of $50 thousand in the first three months of 2000.

On March 31, 2001 nonperforming assets totaled $879 thousand compared with $847 thousand on March 31, 2000. The March 2001 total consisted of $585 thousand in foreclosed real estate, $165 thousand in a former branch site now listed for sale, and $129 thousand in nonaccrual loans. The March 2000 total consisted of $354 thousand in a former branch site, and $493 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $1.37 million as of March 31, 2001 compared with $404 thousand as of March 31, 2000.

The allowance for loan losses on March 31, 2001 was $3.46 million compared with $3.24 million on March 31, 2000. It represented a multiple of 3.94 times nonperforming assets and 26.82 times nonperforming loans. The allowance for loan losses was 1.06% of loans on March 31, 2001 compared to 1.10% at March 31, 2000.

Other Income
------------
For  the  first  quarter  of  2001  other  income  increased  $52 thousand, or 3.64% over the same period in 2000. The increase in income is attributed to an increase in service charges on deposit accounts.

Other Expenses
--------------
For  the  first  quarter  of 2001 other expenses  increased  $232
thousand  or  6.1% over the same period in 2000.   Salaries and
employee benefits increased $98 thousand or 4.2%.  Furniture and
equipment  expense  increased  $44  thousand  or  11.65%.   Other
operating expense increased $94 thousand or 11.05%.

Assets
------
At March 31, 2001 total assets were $499.1 million, up 4.61% from
$477.1  million  at  December 31, 2000.  Total  loans  grew  $7.2 million or 2.3%.

Investment securities decreased by $587 thousand, or .48%, in 2001. Federal funds sold increased $17.4 million or 321.5%. Total deposits increased $21.5 million, or 5.7% in 2001 and demand note balances to the United States Treasury decreased $1.5 million from year-end 2000.

Capital Ratios
--------------
The Company's capital position remains strong as evidenced by the regulatory capital measurements. At March 31, 2001 the Tier I capital ratio was 13.75%, the total capital ratio was 14.75% and the leverage ratio was 9.78%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources
-----------------
The Company purchased land for a new branch site in Williamsburg, Virginia. An office building will be constructed on this site in 2001. The imaging system which was implemented in 2000 is being further developed as the Company prepares to implement check and statement imaging.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity
---------
Liquidity  is  the  ability of the Company to  meet  present  and
future  obligations  to  depositors and borrowers.   The  Company
experienced  strong deposit growth in the first quarter  of  2001
and  is  well  above targeted projections made  for  2001.   Loan
growth for the first quarter of 2001 met targeted projections. The Company is extremely liquid as reflected in the large growth in federal funds sold balance as of March 31, 2001. The Company continues to monitor and seek investment opportunities in an environment of falling interest rates.

Effects of Inflation
--------------------
Management believes that the key to achieving satisfactory performance is its ability to maintain or improve its net interest margin and to generate additional fee income. The Company's policy of investing in and funding with interest sensitive assets and liabilities is intended to reduce the risks inherent in a volatile economy.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Interest Sensitivity
--------------------
Old Point Financial Corporation does not have any risk sensitive instruments entered into for trading purposes.

Trading market risk is the risk to net income from changes in the fair values of assets and liabilities that are marked-to-market through the income statement. The Company does not carry a trading portfolio and is currently not exposed to trading risk.

Old   Point   Financial  Corporation  does  have  risk  sensitive
instruments entered into for other than trading purposes.   Based
on scheduled maturities, the Company was liability sensitive as of March 31, 2001. There were $121 million more in liabilities than assets subject to repricing within three months. As of December 31, 2000 the Company had $143 million more in liabilities than assets subject to repricing within three months.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $134.8 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation's equity price risk is immaterial and the company's primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 200 basis point rise in rates would cause approximately a 0.38% decrease in net income. The model indicates a 300 basis point rise in rates would cause approximately a 1.85% decrease in net income at March 31, 2001.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
             (a) Exhibits

                 None

             (b) No reports on Form 8-K were filed during the first
                 quarter of 2001.

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                          May 9, 2001




     By:  /s/Louis G. Morris
          ------------------
          Louis G. Morris
          Executive Vice President and CFO










     By:  /s/Laurie D. Grabow
          -------------------
          Laurie D. Grabow
          Senior Vice President
          Principal Financial and Accounting Officer