Form 10-Q
period 2001-06-30
OLD POINT FINANCIAL CORP
filed 2001-08-14
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period Ended June 30, 2001
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
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


State the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001.

  Class                           Outstanding at June 30, 2001

  Common Stock, $5.00 par value   2,590,540 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX


                 PART I - FINANCIAL INFORMATION
                                                               Page
Item 1. Financial Statements                                     1

     Consolidated Balance Sheets
            June 30, 2001 and December 31, 2000...........................1

     Consolidated Statement of Earnings
            Three months ended June 30, 2001 and 2000.....................2
            Six months ended June 30, 2001 and 2000.......................2

     Consolidated Statement of Cash Flows
            Six months ended June 30, 2001 and 2000.......................3

     Consolidated Statements of Changes in Stockholders' Equity
            Six months ended June 30, 2001 and 2000.......................4

     Notes to Consolidated Financial Statements...........................5

            Parent Only Balance Sheets
                  June 30, 2001 and December 31, 2000.....................6

            Parent Only Statement of Earnings
                  Three months ended June 30, 2001 and 2000...............6
                  Six months ended June 30, 2001 and 2000.................6

            Parent Only Statement of Cash Flows
                  Six months ended June 30, 2001 and 2000.................7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................8

            Analysis of Changes in Net Interest Income....................9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......12


                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................13

                                  (i)

--------------------------------------------------------------------------------------------------------
Unaudited                                                             June 30,            December 31,
Consolidated Balance Sheets                                             2001                  2000
--------------------------------------------------------------------------------------------------------
Assets

Cash and due from banks...........................................  $ 10,822,733          $ 10,770,982
Interest bearing balances due from banks                                 280,744               272,790
Investments:
  Securities available for sale, at market........................    86,048,745            77,096,247
  Securities to be held to maturity...............................    43,996,326            46,240,703
Trading account securities........................................             -                     -
Federal funds sold................................................    15,524,051             5,397,087
Loans, total .....................................................   333,418,899           319,909,569
    Less reserve for loan losses..................................     3,540,339             3,648,819
                                                                    ------------          ------------
        Net loans.................................................   329,878,560           316,260,750
Bank premises and equipment.......................................    14,889,014            15,059,350
Other real estate owned...........................................     1,105,000               750,000
Other assets......................................................     5,154,144             5,248,347
                                                                    ------------          ------------
     Total assets.................................................  $507,699,317          $477,096,256
                                                                    ============          ============

Liabilities

Noninterest-bearing deposits......................................  $ 69,348,917          $ 65,055,835
Savings deposits..................................................   135,602,648           127,659,896
Time deposits.....................................................   194,170,505           182,063,287
                                                                    ------------          ------------
   Total deposits.................................................   399,122,070           374,779,018
Federal funds purchased and securities sold under
    agreement to repurchase.......................................    26,148,353            27,038,033
Interest-bearing demand notes issued to the United States
   Treasury and other liabilities for borrowed money..............     5,893,552             2,088,637
Federal Home Loan Bank                                                25,000,000            25,000,000
Other liabilities.................................................     2,399,898             1,693,083
                                                                    ------------          ------------
   Total liabilities..............................................   458,563,873           430,598,771

Stockholders' Equity

Common stock, $5.00 par value.....................................  $ 12,952,700          $ 12,952,700
                             2001         2000

  Shares authorized...... 10,000,000   10,000,000
  Shares outstanding.....  2,590,540    2,590,540
Surplus...........................................................    10,288,301            10,288,301
Undivided profits.................................................    25,119,321            23,297,402
Unrealized gain/(loss) on securities..............................       775,122               (40,918)
                                                                    ------------          ------------
    Total stockholders' equity....................................    49,135,444            46,497,485
                                                                    ------------          ------------
    Total liabilities and stockholders' equity....................  $507,699,317          $477,096,256
                                                                    ============          ============

                                                  -1-

-----------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                  Six Months Ended
Consolidated Statements of Earnings                               June 30,                           June 30,
                                                            2001             2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------
Interest Income

Interest and fees on loans                             $ 6,941,909      $ 6,385,334      $13,872,691       $12,331,676
Interest on federal funds sold                             208,825           29,843          379,688            49,284
Interest on securities:
Interest on United States Treasury securities (taxable)     22,944           15,956           46,941            31,856
Interest on obligations of other
  United States Government agencies (taxable)              969,544          976,883        1,874,342         1,954,329
Interest on obligations of states and
  political subdivisions (tax exempt)                      625,747          688,545        1,261,210         1,381,973
Interest on obligations of states and
  political subdivisions (taxable)                          19,535           19,907           39,441            39,813
Interest on trading account securities                           -                -                -                 -
Dividends and interest on all other securities              85,909           87,344          177,231           167,958
                                                       -----------      -----------      -----------       -----------
      Total interest on securities                       1,723,679        1,788,635        3,399,165         3,575,929
Trading account securities                                       -                -                -                 -
                                                       -----------      -----------      -----------       -----------
    Total interest income                                8,874,413        8,203,812       17,651,544        15,956,889

Interest Expense

Interest on savings deposits                               791,998          952,789        1,722,392         1,927,416
Interest on time deposits                                2,836,595        2,333,873        5,674,710         4,584,347
Interest on federal funds purchased and securities
  sold under agreement to repurchase                       227,713          369,994          542,521           659,428
Interest on Federal Home Loan Bank advances                383,590          343,458          762,965           513,541
Interest on demand notes (note balances) issued to the
  United States Treasury and on other borrowed money        17,566           35,586           43,335            62,310
                                                       -----------      -----------      -----------       -----------
    Total interest expense                               4,257,462        4,035,700        8,745,923         7,747,042

Net interest income                                      4,616,951        4,168,112        8,905,621         8,209,847
Provision for loan losses                                  250,000          150,000          400,000           325,000
                                                       -----------      -----------      -----------       -----------

Net interest income after provision for loan losses      4,366,951        4,018,112        8,505,621         7,884,847

Other Income

Income from fiduciary activities                           697,238          630,000        1,319,168         1,260,000
Service charges on deposit accounts                        619,502          553,458        1,220,181         1,094,733
Other service charges, commissions and fees                176,490          163,292          385,770           369,824
Other operating income                                     109,934           49,127          159,777           100,998
Security gains (losses)                                          -            6,734                -             6,734
Trading account income                                           -                -                -                 -
                                                       -----------      -----------      -----------       -----------

    Total other income                                   1,603,164        1,402,611        3,084,896         2,832,289

Other Expenses

Salaries and employee benefits                           2,489,750        2,286,757        4,893,163         4,592,608
Occupancy expense of Bank premises                         283,857          248,237          546,989           514,605
Furniture and equipment expense                            401,838          391,104          821,503           766,979
Other operating expenses                                 1,024,630          933,224        1,964,081         1,779,174
                                                       -----------      -----------      -----------       -----------

    Total other expenses                                 4,200,075        3,859,322        8,225,736         7,653,366
                                                       -----------      -----------      -----------       -----------

Income before taxes                                      1,770,040        1,561,401        3,364,781         3,063,770
Applicable income taxes                                    412,475          319,000          765,700           606,000
                                                       -----------      -----------      -----------       -----------

Net income                                             $ 1,357,565      $ 1,242,401      $ 2,599,081       $ 2,457,770
                                                       ===========      ===========      ===========       ===========

Per Share

Based on weighted average number of
  common shares outstanding                              2,590,540        2,583,401        2,590,540         2,583,399
Basic Earnings per Share                                      0.52             0.48             1.00              0.95
Diluted Earnings per Share                                    0.52             0.48             1.00              0.95


-----------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                           Six Months Ended
Consolidated Statements of Cash Flows                                          June 30,
(Unaudited)                                                              2001           2000
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................   $  2,599,081   $  2,457,770
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.................................        721,550        630,526
  Provision for loan losses.....................................        400,000        325,000
  (Gains) loss on sale of investment securities, net............              0         (6,734)
  Net amortization & accretion of securities ...................         18,207         36,468
  Net (increase) decrease in trading account....................              0              0
  (Increase) in other real estate owned.........................       (355,000)             0
  (Increase) decrease in other assets
      (net of tax effect of FASB 115 adjustment)................       (326,181)      (725,568)
  Increase (decrease) in other liabilities......................        706,815        692,114
                                                                   ------------   ------------
    Net cash provided by operating activities...................      3,764,472      3,409,576

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ......................................    (19,284,333)      (712,037)
  Proceeds from maturities & calls of securities ...............     13,094,429        730,000
  Proceeds from sales of available - for - sale securities......        700,000              0
  Proceeds from sales of held - to - maturity securities........              0              0
  Loans made to customers.......................................    (87,926,489)   (86,656,197)
  Principal payments received on loans..........................     73,908,679     58,032,434
  Proceeds from sales of other real estate owned................              0              0
  Purchases of premises and equipment...........................       (551,214)      (939,354)
  (Increase) decrease in federal funds sold.....................    (10,126,964)    (8,742,027)
                                                                   ------------   ------------
    Net cash provided by (used in) investing activities.........    (30,185,892)   (38,287,181)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits..........      4,293,082      9,417,789
  Increase (decrease) in savings deposits.......................      7,942,752     (4,833,560)
  Proceeds from the sale of certificates of deposit.............     38,280,783     33,126,846
  Payments for maturing certificates of deposit.................    (26,173,565)   (32,044,534)
  Increase (decrease) in federal funds purchased &
   repurchase agreements........................................       (889,680)       411,622
  Increase (decrease) in Federal Home Loan Bank advances........              0     27,000,000
  Increase (decrease) in other borrowed money...................      3,804,915      3,081,808
  Proceeds from issuance of common stock........................              0             14
  Dividends paid................................................       (777,162)      (723,352)
                                                                   ------------   ------------
    Net cash provided by financing activities...................     26,481,125     35,436,633

    Net increase (decrease) in cash and due from banks..........         59,705        559,028
    Cash and due from banks at beginning of period..............     11,043,772     10,400,337
                                                                   ------------   ------------
    Cash and due from banks at end of period....................   $ 11,103,477   $ 10,959,365
                                                                   ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest....................................................   $  8,633,601   $  7,525,157
    Income taxes................................................        775,000        650,000



See accompanying notes

-----------------------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited                                                                                             Accumulated
                                                                                                         Other           Total
                                        Common Stock     Par          Capital          Retained      Comprehensive   Stockholder's
                                           Shares       Value         Surplus          Earnings       Income(Loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------------
FOR SIX MONTHS ENDED JUNE 30, 2001

Balance at beginning of period..........  2,590,540  $ 12,952,700   $ 10,288,301   $   23,297,402    $    (40,918)    $ 46,497,485
Comprehensive Income
  Net income............................          -             -              -        2,599,081               -        2,599,081
  Increase (decrease) in unrealized
  gain on investment securities                   -             -              -                -         816,040          816,040
                                          ---------  ------------   ------------   --------------    ------------     ------------
  Total Comprehensive Income                                                            2,599,081         816,040        3,415,121
Sale of common stock....................          -             -              -                -               -                -
Cash dividends............... ..........          -             -              -         (777,162)              -         (777,162)
                                          ---------  ------------   ------------   --------------    ------------     ------------
Balance at end of period................  2,590,540  $ 12,952,700   $ 10,288,301   $   25,119,321    $    775,122     $ 49,135,444




FOR SIX MONTHS ENDED JUNE 30, 2000

Balance at beginning of period..........  2,583,262  $ 12,916,310   $ 10,185,985   $   19,674,272    $ (1,962,890)    $ 40,813,677
Comprehensive Income
  Net income............................          -             -              -        2,457,770               -        2,457,770
  Increase (decrease) in unrealized
  gain on investment securities                   -             -              -                -          27,929           27,929
                                          ---------  ------------   ------------   --------------    ------------     ------------
  Total Comprehensive Income                                                            2,457,770          27,929        2,485,699
Sale of common stock....................        139           695          2,084           (2,765)              -               14
Cash dividends............... ..........          -             -              -         (723,352)              -         (723,352)
                                          ---------  ------------   ------------   --------------    ------------     ------------

Balance at end of period................  2,583,401  $ 12,917,005   $ 10,188,069   $   21,405,925    $ (1,934,961)    $ 42,576,038



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

----------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                               June 30,    December 31,
(Unaudited)                                                2001          2000
----------------------------------------------------------------------------------
Assets
Cash in bank........................................ $     62,467   $    225,339
Investment Securities...............................    2,305,000      2,170,000
Total Loans.........................................            0              0
Investment in Subsidiaries..........................   46,681,599     44,089,034
Equipment...........................................            0              0
Other assets........................................       86,378         13,112
                                                     ------------   ------------

Total Assets........................................ $ 49,135,444   $ 46,497,485
                                                     ============   ============

Liabilities and Stockholders' Equity
Total Liabilities................................... $          0   $          0
Stockholders' Equity................................   49,135,444     46,497,485
                                                     ------------   ------------

Total Liabilities & Stockholders' Equity............ $ 49,135,444   $ 46,497,485
                                                     ============   ============


-------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                             Three Months Ended:               Six Months Ended:
Parent only Income Statements                                    June 30,                          June 30,
(Unaudited)                                                2001           2000              2001            2000
-------------------------------------------------------------------------------------------------------------------
Income
Cash dividends from Subsidiary...................... $    425,000   $    400,000    $      850,000   $     800,000
Interest and fees on loans..........................            0              0                 0               0
Interest income from investment securities..........       28,980         29,594            60,336          58,567
Gains (losses) from sale of investment securities...            0              0                 0               0
Other income........................................       36,000         36,000            72,000          72,000
                                                     ------------   ------------    --------------   -------------
Total Income........................................      489,980        465,594           982,336         930,567

Expenses
Salaries and employee benefits......................       58,589         58,188           120,603         119,758
Other expenses......................................       40,736         39,968            73,176          87,189
                                                     ------------   ------------    --------------   -------------
Total Expenses......................................       99,325         98,156           193,779         206,947
                                                     ------------   ------------    --------------   -------------
Income before taxes & undistributed
    net income of subsidiaries......................      390,655        367,438           788,557         723,620

Income tax..........................................      (18,225)       (18,000)          (34,000)        (38,000)
                                                     ------------   ------------    --------------   -------------
Net income before undistributed
  net income of subsidiaries........................      408,880        385,438           822,557         761,620
Undistributed net income of subsidiaries............      948,685        856,963         1,776,524       1,696,150
                                                     ------------   ------------    --------------   -------------

Net Income.......................................... $  1,357,565   $   1,242,401    $   2,599,081   $   2,457,770
                                                     ============   =============    =============   =============

-----------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                             Six Months Ended:
Parent only Statements of Cash Flows                             June 30,
(Unaudited)                                               2001            2000
-----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income.......................................... $  2,599,081   $   2,457,770
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of subsidiary....   (1,776,525)     (1,696,151)
  Depreciation......................................            0               0
    Gains(losses) on sale of securities [net].......            0               0
    (Increase) Decrease in other assets.............      (73,266)        (29,261)
    Increase (decrease in other liabilities)........            0               0
                                                     ------------   -------------
Net cash provided by operating activities...........      749,290         732,358

Cash flows from investing activities:
(Increase)decrease in investment securities.........     (135,000)         30,000
Investment in subsidiaries ..................                   0               0
Sale of equipment...................................            0               0
Repayment of loans by customers.....................            0               0
                                                     ------------   -------------
Net cash provided by investing activities...........     (135,000)         30,000

Cash flows from financing activities:
Proceeds from issuance of common stock..............            0              15
Dividends paid......................................     (777,162)       (723,352)
                                                     ------------   -------------
Net cash provided by financing activities...........     (777,162)       (723,337)

Net increase (decrease) in cash & due from banks....     (162,872)         39,021

Cash & due from banks at beginning of period........      225,339          59,502
                                                     ------------   -------------
Cash & due from banks at end of period.............. $     62,467   $      98,523
                                                     ============   =============


Item 2.

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Earnings Summary
----------------
Net income for the second quarter of 2001 increased 9.27% to $1,357,565 from $1,242,401 for the comparable period in 2000.
Basic earnings per share were $0.52 in the second quarter of 2001 compared with $0.48 in 2000.

For the six months ended June 30, 2001 net income increased 5.75% to $2,599,081 from $2,457,770 in 2000. Basic earnings per share were $1.00 for the first six months of 2001 compared with $.95 in 2000.

Return on average assets was 1.08% for the second quarter of 2001 and 1.09% for the comparable period in 2000. Return on average equity was 11.16% for the second quarter of 2001 and 11.82% for the second quarter of 2000.

For the six months ended June 30, 2001 and 2000 return on average
assets  was  1.06%  and 1.10% respectively.   Return  on  average
equity was 10.76% in 2001 and 11.83% in 2000.

Net Interest Income
-------------------
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $460 thousand, or 10.0%, for the second quarter of 2001 over 2000. Average earning assets increased 9.42% in the second quarter of 2001 from 2000.

For the six months ended June 30, 2001 net interest income on a fully tax equivalent basis increased $640 thousand, or 7.14%, over the comparable period in 2000. Comparing the first six months of 2001 to 2000, average loans increased $31.88 million or 10.87% while investment securities decreased $6.0 million or 4.65%. Average earning assets increased 9.43% and the net interest yield decreased from 4.22% in 2000 to 4.13% in 2001.

Interest expense increased $222 thousand or 5.50% in the second quarter of 2001 from the second quarter of 2000. Interest bearing liabilities increased $33.37 million or 9.56 % in the second quarter of 2001 over the same period in 2000. The cost of funding those liabilities decreased 17 basis points from 2000. For the six months ended June 30, 2001 interest expense increased $999 thousand, or 12.89% over the same period in 2000.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                                   For the quarter ended June 30,
(Fully taxable equivalent basis) *                            2001                        2000
                                                                      Average                     Average
                                                            Interest   Rates            Interest   Rates
                                                 Average     Income/  Earned   Average   Income/  Earned/
Dollars in thousands                             Balance     Expense   Paid    Balance   Expense   Paid
------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**                $ 328,474    $ 6,963    8.48%  $301,102  $ 6,412    8.52%
Investment securities:
  Taxable                                          73,716      1,173    6.36%    72,906    1,100    6.04%
  Tax-exempt                                       52,307        970    7.42%    56,910    1,092    7.68%
                                                ---------    -------           --------  -------
    Total investment securities                   126,023      2,143    6.80%   129,816    2,192    6.75%
Federal funds sold                                 18,975        209    4.41%     1,795       30    6.69%
                                                ---------    -------           --------  -------
  Total earning assets                          $ 473,472    $ 9,316    7.87%  $432,713  $ 8,634    7.98%
                                                =========    =======           ========  =======

Time and savings deposits:
  Interest-bearing transaction accounts         $   6,350         26    1.64%  $  3,923  $    23    2.35%
  Money market deposit accounts.                  101,451        610    2.41%    96,943      735    3.03%
  Savings accounts                                 28,630        156    2.18%    28,552      194    2.72%
  Certificates of deposit, $100,000 or more        49,562        707    5.71%    31,647      465    5.88%
  Other certificates of deposit                   144,652      2,130    5.89%   135,279    1,869    5.53%
                                                ---------    -------           --------  -------
    Total time and savings deposits               330,645      3,629    4.39%   296,344    3,286    4.44%

Federal funds purchased and securities sold
   under agreement to repurchase                   24,952        228    3.66%    28,145      371    5.27%
Federal Home Loan Bank advances                    25,000        384    6.14%    21,975      344    6.26%
Other short term borrowings                         1,897         17    3.58%     2,665       35    5.25%
                                                ---------    -------           --------  -------
  Total interest bearing liabilities.           $ 382,494      4,258    4.45%  $349,129    4,036    4.62%

Net interest income/yield                                    $ 5,058    4.27%            $ 4,598    4.25%
                                                             =======    =====            =======    =====

------------------------------------------------------------------------------------------------------------
                                                              For the six months ended June 30,
                                                              2001                        2000
                                                                      Average                     Average
                                                            Interest   Rates            Interest   Rates
                                                 Average     Income/  Earned   Average   Income/  Earned/
Dollars in thousands                             Balance     Expense   Paid    Balance   Expense   Paid
------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**                $ 325,034    $13,917    8.56%  $293,154  $12,377    8.44%
Investment securities:
  Taxable                                          71,207      2,122    5.96%    63,536    2,194    6.91%
  Tax-exempt                                       52,694      1,933    7.34%    66,413    2,094    6.31%
                                                ---------    -------           --------  -------
    Total investment securities                   123,901      4,055    6.55%   129,949    4,288    6.60%
Federal funds sold.                                15,757        380    4.82%     1,530       49    6.41%
                                                ---------    -------           --------  -------
  Total earning assets                          $ 464,692    $18,353    7.90%  $424,633  $16,714    7.87%

Time and savings deposits:
  Interest-bearing transaction accounts         $   5,979    $    58    1.94%  $  3,967  $    47    2.37%
  Money market deposit accounts                    97,895      1,318    2.69%    95,245    1,492    3.13%
  Savings accounts                                 28,391        346    2.44%    28,535      388    2.72%
  Certificates of deposit, $100,000 or more        48,265      1,389    5.76%    31,571      890    5.64%
  Other certificates of deposit                   142,740      4,286    6.01%   135,138    3,694    5.47%
                                                ---------    -------           --------  -------
    Total time and savings deposits               323,270      7,397    4.58%   294,455    6,511    4.42%
Federal funds purchased and securities sold
  under agreement to repurchase                    25,578        543    4.25%    26,234      660    5.03%
Federal Home Loan Bank advance                     25,000        763    6.10%    16,934      514    6.07%
Other short term borrowings                         1,944         43    4.42%     2,291       62    5.41%
                                                ---------    -------           --------  -------
  Total interest bearing liabilities            $ 375,792      8,746    4.65%  $339,914    7,747    4.56%

Net interest income/yield                                    $ 9,607    4.13%            $ 8,967    4.22%
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

The provision for loan losses was $400 thousand for the first six months of 2001, up from $325 thousand in the comparable period in 2000. Loans charged off (net of recoveries) were $508,480 compared with loans charged off (net of recoveries) of $50,948 in the first six months of 2000. On an annualized basis net loan charge-offs were 0.31% of total loans for the first half of 2001 compared with 0.03% for the same period in 2000.

On June 30, 2001 nonperforming assets totaled $1.59 million compared with $833 thousand on June 30, 2000. The June 2001 total consisted of $940 thousand in foreclosed real estate, $165 thousand in a former branch site now listed for sale, and $483 thousand in nonaccrual loans. The June 2000 total consisted of $354 thousand in a former branch site and $479 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more decreased to $208 thousand as of June 30, 2001 compared with $687 thousand as of June 30, 2000. The allowance for loan losses on June 30, 2001 was $3.5 million compared with $3.4 million on June 30, 2000. It represented a multiple of 2.2 times nonperforming assets and 7.2 times nonperforming loans. The allowance for loan losses was 1.06% and 1.10% of loans on June 30, 2001 and 2000 respectively.

Other Income
------------
For the second quarter of 2001 other income increased $201 thousand, or 14.30%, and for the six months ended June 30, 2001 other income increased $253 thousand or 8.92%. In both periods, the increase in income is attributed to an increase in fiduciary income as well as an increase in other commissions and fees.

Other Expenses
--------------
For the second quarter of 2001 other expenses increased $341 thousand or 8.83% over the second quarter of 2000. For the six months ending June 2001 other expenses increased $572 thousand or 7.48% over the same period in 2000. For the six months ended June 30, 2001, salaries and employee benefits increased $301 thousand or 6.54%. Occupancy expenses increased $32 thousand or 6.29%. Furniture and equipment expense increased $55 thousand or 7.11%. Other operating expense increased $185 thousand or 10.39%

Assets
------
At June 30, 2001 total assets were $507.7 million, up 6.41% from $477.1 million at December 31, 2000. Total loans grew $13.5 million or 4.22%. The majority of this growth was in the commercial and industrial and loans to individuals for household, family and other personal expenditures portfolios.

Investment securities and federal funds sold increased  by  $16.8 million,  or  13.08%,  in  2001. Total deposits  increased  $24.3 million, or 6.50% in 2001 and demand note balances to the  United
States Treasury increased $3.8 million from year-end 2000.

Capital Ratios
--------------

The Company's capital position remains strong as evidenced by the regulatory capital measurements. At June 30, 2001 the Tier I capital ratio was 13.77%, the total capital ratio was 14.78% and the leverage ratio was 9.61%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources
-----------------
The Company purchased land in 2000 for a new branch site in Williamsburg, Virginia. An office building will be constructed on this site in late 2001 or early 2002.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity
---------
Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The Company continued to experience strong deposit growth in the second quarter of 2001 and continues to be well above targeted projections made for 2001. Loan growth for the first six months of 2001 met targeted projections. The Company is extremely liquid as reflected in the large growth in federal funds sold balance as of June 30, 2001. The Company continues to monitor and seek investment opportunities in an environment of falling interest rates.

Effects of Inflation
--------------------
Management believes that the key to achieving satisfactory performance in an inflationary environment is its ability to maintain or improve its net interest margin and to generate additional fee income. The Company's policy of investing in and funding with interest sensitive assets and liabilities is intended to reduce the risks inherent in a volatile inflationary economy.

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of June 30, 2001. There were $113 million more in liabilities than assets subject to repricing within three months. As of December 31, 2000, the Company had $143 million more in liabilities than assets subject to repricing within three months.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $135.6 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation's equity price risk is immaterial and the company's primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate
environment  of up to plus or minus 300 basis points.   The rate
shock model reveals that a 100 basis point drop in rates would cause approximately a 1.69% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 0.65% incease in net income and that a 200 basis point rise in rates would cause approximately a 1.01% increase in net income at June 30, 2001.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
              (a)  Exhibits

                   None

              (b) No reports on Form 8-K were filed during the second quarter of 2001.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                        August 10, 2001




     By:  /s/Louis G. Morris
          --------------------------------
          Louis G. Morris
          Executive Vice President and CFO










     By:  /s/Laurie D. Grabow
          ------------------------------------------
          Laurie D. Grabow
          Senior Vice President
          Principal Financial and Accounting Officer