Form 10-Q
period 2001-09-30
OLD POINT FINANCIAL CORP
filed 2001-11-09
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period Ended September 30, 2001
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
             Commission File No. 0-12896 (1934 Act)

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


State the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001.

    Class                           Outstanding at October 31, 2001

    Common Stock, $5.00 par value   2,598,776 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX


                     PART I - FINANCIAL INFORMATION
                                                                     Page
Item 1. Financial Statements...........................................1

        Consolidated Balance Sheets
            September 30, 2001 and December 31, 2000...................1

        Consolidated Statement of Earnings
            Three months ended September 30, 2001 and 2000.............2
            Nine months ended September 30, 2001 and 2000..............2

        Consolidated Statement of Cash Flows
            Nine months ended September 30, 2001 and 2000..............3

        Consolidated Statements of Changes in Stockholders' Equity
            Nine months ended September 30, 2001 and 2000..............4

        Notes to Consolidated Financial Statements.....................5

            Parent Only Balance Sheets
                   September 30, 2001 and December 31, 2000............6

            Parent Only Statement of Earnings
                   Three months ended September 30, 2001 and 2000......6
                   Nine months ended September 30, 2001 and 2000.......6

            Parent Only Statement of Cash Flows
                   Nine months ended September 30, 2001 and 2000.......7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................8

            Analysis of Changes in Net Interest Income.................9

Item 3. Quantitative and Qualitative Disclosures about Market Risk....12


                     PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................14

                              (i)

--------------------------------------------------------------------------------------------
Unaudited                                                  September 30,      December 31,
Consolidated Balance Sheets                                    2001               2000
--------------------------------------------------------------------------------------------
Assets

Cash and due from banks................................. $   10,942,437     $   10,770,982
Interest bearing balances due from banks................        350,201            272,790
                                                         --------------     --------------
   Total cash due from banks                                 11,292,638         11,043,772
Investments:
  Securities available for sale, at market..............     94,915,052         77,595,155
  Securities to be held to maturity.....................     38,748,481         45,741,795
Trading account securities..............................              -                  -
Federal funds sold......................................     11,471,196          5,397,087
Loans, total ...........................................    338,014,573        319,909,569
    Less reserve for loan losses........................      3,692,708          3,648,819
                                                         --------------     --------------
        Net loans.......................................    334,321,865        316,260,750
Bank premises and equipment.............................     14,615,836         15,059,350
Other real estate owned.................................        845,000            750,000
Other assets............................................      4,822,706          5,248,347
                                                         --------------     --------------
     Total assets....................................... $  511,032,774     $  477,096,256
                                                         ==============     ==============

Liabilities

Noninterest-bearing deposits............................ $   67,885,298     $   65,055,835
Savings deposits........................................    137,943,197        127,659,896
Time deposits...........................................    192,500,140        182,063,287
                                                         --------------     --------------
   Total deposits.......................................    398,328,635        374,779,018
Federal funds purchased and securities sold under
    agreement to repurchase.............................     28,393,560         27,038,033
Interest-bearing demand notes issued to the United States
   Treasury and other liabilities for borrowed money....      6,005,262          2,088,637
Federal Home Loan Bank advances.........................     25,000,000         25,000,000
Other liabilities.......................................      2,300,851          1,693,083
                                                         --------------     --------------
   Total liabilities....................................    460,028,308        430,598,771

Stockholders' Equity

Common stock, $5.00 par value...........................     12,979,380         12,952,700
                          2001        2000

  Shares authorized....10,000,000   10,000,000
  Shares outstanding....2,595,876    2,590,540
Surplus.................................................     10,377,625         10,288,301
Undivided profits.......................................     26,197,768         23,297,402
Unrealized gain/(loss) on securities....................      1,449,693            (40,918)
                                                         --------------     --------------
    Total stockholders' equity..........................     51,004,466         46,497,485
                                                         --------------     --------------
    Total liabilities and stockholders' equity.......... $  511,032,774     $  477,096,256
                                                         ==============     ==============

---------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended          Nine Months Ended
Consolidated Statements of Earnings                                  September 30,               September 30,
                                                                   2001         2000           2001          2000
---------------------------------------------------------------------------------------------------------------------
Interest Income

Interest and fees on loans.................................... $ 6,970,974  $ 6,734,942   $ 20,843,665  $ 19,066,618
Interest on federal funds sold................................     115,433       77,934        495,121       127,218
Interest on securities:
Interest on United States Treasury securities (taxable).......      20,829       16,006         67,770        47,862
Interest on obligations of other
  United States Government agencies (taxable).................   1,028,384      972,194      2,902,726     2,926,523
Interest on obligations of states and
  political subdivisions (tax exempt).........................     618,025      670,849      1,879,235     2,052,822
Interest on obligations of states and
  political subdivisions (taxable)............................      19,349       19,906         58,790        59,719
Interest on trading account securities........................           -            -              -             -
Dividends and interest on all other securities................      78,644      101,479        255,875       269,437
                                                               -----------  -----------   ------------  ------------
      Total interest on securities............................   1,765,231    1,780,434      5,164,396     5,356,363
Trading account securities....................................           -            -              -             -
                                                               -----------  -----------   ------------  ------------
    Total interest income.....................................   8,851,638    8,593,310     26,503,182    24,550,199

Interest Expense

Interest on savings deposits..................................     618,560      987,865      2,340,952     2,915,281
Interest on time deposits.....................................   2,723,513    2,560,744      8,398,223     7,145,091
Interest on federal funds purchased and securities
  sold under agreement to repurchase..........................     212,636      342,494        755,157     1,001,922
Interest on Federal Home Loan Bank advances...................     387,806      510,211      1,150,771     1,023,752
Interest on demand notes (note balances) issued to the
  United States Treasury and on other borrowed money..........      15,997       30,464         59,332        92,774
                                                               -----------  -----------   ------------  ------------
    Total interest expense....................................   3,958,512    4,431,778     12,704,435    12,178,820

Net interest income...........................................   4,893,126    4,161,532     13,798,747    12,371,379
Provision for loan losses.....................................     400,000      150,000        800,000       475,000
                                                               -----------  -----------   ------------  ------------

Net interest income after provision for loan losses...........   4,493,126    4,011,532     12,998,747    11,896,379

Other Income

Income from fiduciary activities..............................     756,836      630,000      2,076,004     1,890,000
Service charges on deposit accounts...........................     685,942      564,943      1,906,123     1,659,676
Other service charges, commissions and fees...................     184,788      156,900        570,558       526,724
Other operating income........................................     116,986       41,122        276,763       142,120
Security gains (losses).......................................           -        3,525              -        10,259
Trading account income........................................           -            -              -             -
                                                               -----------  -----------   ------------  ------------

    Total other income........................................   1,744,552    1,396,490      4,829,448     4,228,779

Other Expenses

Salaries and employee benefits................................   2,551,805    2,353,627      7,444,968     6,946,235
Occupancy expense of Bank premises............................     284,065      261,802        831,054       776,407
Furniture and equipment expense...............................     404,201      353,493      1,225,704     1,120,472
Other operating expenses......................................     999,880      852,902      2,963,961     2,632,076
                                                               -----------  -----------   ------------  ------------

    Total other expenses......................................   4,239,951    3,821,824     12,465,687    11,475,190
                                                               -----------  -----------   ------------  ------------

Income before taxes...........................................   1,997,727    1,586,198      5,362,508     4,649,968
Applicable income taxes.......................................     486,278      331,100      1,251,978       937,100
                                                               -----------  -----------   ------------  ------------

Net income.................................................... $ 1,511,449  $ 1,255,098   $  4,110,530  $  3,712,868
                                                               ===========  ===========   ============  ============

Per Share

Based on weighted average number of
  common shares outstanding...................................   2,595,876    2,590,540      2,592,338     2,585,797
Basic Earnings per Share...................................... $      0.58  $      0.48   $       1.59  $       1.44
Diluted Earnings per Share.................................... $      0.58  $      0.47   $       1.57  $       1.41

                                                         2

-----------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                        Nine Months Ended
Consolidated Statements of Cash Flows                                    September 30,
(Unaudited)                                                          2001             2000
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    4,110,530   $    3,712,868
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.............................       1,077,465          978,264
  Provision for loan losses.................................         800,000          475,000
  (Gains) loss on sale of investment securities, net........               -          (10,259)
  Net amortization & accretion of securities ...............          26,219           52,148
  Net (increase) decrease in trading account................               -                -
  (Increase) in other real estate owned.....................        (555,000)        (200,000)
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)..............        (342,248)        (788,820)
  Increase (decrease) in other liabilities..................         607,768          707,873
                                                              --------------   --------------
    Net cash provided by operating activities...............       5,724,734        4,927,074

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ..................................     (36,153,730)      (1,096,576)
  Proceeds from maturities & calls of securities ...........      26,759,429        1,360,500
  Proceeds from sales of available - for - sale securities..       1,300,000        2,789,891
  Proceeds from sales of held - to - maturity securities....            -                   -
  Loans made to customers...................................    (136,515,302)    (126,387,975)
  Principal payments received on loans......................     117,654,186       94,573,449
  Proceeds from sales of other real estate owned............         460,000                -
  Purchases of premises and equipment.......................        (633,951)      (1,342,042)
  (Increase) decrease in federal funds sold.................      (6,074,109)      (6,882,111)
                                                              --------------   --------------
    Net cash provided by (used in) investing activities.....     (33,203,477)     (36,984,864)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits......       2,829,463        4,506,911
  Increase (decrease) in savings deposits...................      10,283,301       (4,843,633)
  Proceeds from the sale of certificates of deposit.........      52,740,326       57,136,267
  Payments for maturing certificates of deposit.............     (42,303,473)     (47,823,827)
  Increase (decrease) in federal funds purchased &
   repurchase agreements....................................       1,355,527        2,155,744
  Increase (decrease) in Federal Home Loan Bank advances....               -       20,000,000
  Increase (decrease) in other borrowed money...............       3,916,625        1,259,980
  Proceeds from issuance of common stock....................          98,342          129,158
  Dividends paid............................................      (1,192,502)      (1,111,933)
                                                              --------------   --------------
    Net cash provided by financing activities...............      27,727,609       31,408,667

    Net increase (decrease) in cash and due from banks......         248,866         (649,123)
    Cash and due from banks at beginning of period..........      11,043,772       10,400,337
                                                              --------------   --------------
    Cash and due from banks at end of period................  $   11,292,638   $    9,751,214
                                                              ==============   ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest................................................  $   12,907,040   $   12,025,878
    Income taxes............................................       1,250,000        1,050,000



See accompanying notes

---------------------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited                                                                                           Accumulated
                                                                                                      Other          Total
                                             Common Stock     Par         Capital       Retained   Comprehensive  Stockholder's
                                                Shares       Value        Surplus       Earnings    Income(Loss)     Equity
---------------------------------------------------------------------------------------------------------------------------------

FOR NINE MONTHS ENDED SEPTEMBER 30, 2001

Balance at beginning of period..............   2,590,540  $ 12,952,700  $ 10,288,301  $ 23,297,402  $    (40,918) $ 46,497,485
Comprehensive Income
  Net income................................           -             -             -     4,110,530             -     4,110,530
  Increase (decrease) in unrealized
  gain on investment securities                        -             -             -             -     1,490,611     1,490,611
                                               ---------  ------------  ------------  ------------  ------------  ------------
  Total Comprehensive Income                                                             4,110,530     1,490,611     5,601,141
Sale of common stock........................       5,336        26,680        89,324       (17,662)            -        98,342
Cash dividends............... ..............           -             -             -    (1,192,502)            -    (1,192,502)
                                               ---------  ------------  ------------  ------------  ------------  ------------

Balance at end of period....................   2,595,876  $ 12,979,380  $ 10,377,625  $ 26,197,768  $  1,449,693  $ 51,004,466




FOR NINE MONTHS ENDED SEPTEMBER 30, 2000

Balance at beginning of period..............   2,583,262  $ 12,916,310  $ 10,185,985  $ 19,674,272  $ (1,962,890) $ 40,813,677
Comprehensive Income
  Net income................................           -             -             -     3,712,868             -     3,712,868
  Increase (decrease) in unrealized
  gain on investment securities                        -             -             -             -       980,323       980,323
                                               ---------  ------------  ------------  ------------  ------------  ------------
  Total Comprehensive Income                                                             3,712,868       980,323     4,693,191
Sale of common stock........................       7,278        36,390       102,316        (9,548)            -       129,158
Cash dividends............... ..............           -             -             -    (1,111,933)            -    (1,111,933)
                                               ---------  ------------  ------------  ------------  ------------  ------------

Balance at end of period....................   2,590,540  $ 12,952,700  $ 10,288,301  $ 22,265,659  $   (982,567) $ 44,524,093



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

-------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                              September 30,   December 31,
(Unaudited)                                                 2001           2000
-------------------------------------------------------------------------------------
Assets
Cash in bank........................................... $     60,371   $    225,339
Investment Securities..................................    2,405,000      2,170,000
Total Loans............................................            -              -
Investment in Subsidiaries.............................   48,448,854     44,089,034
Equipment..............................................            -              -
Other assets...........................................       90,241         13,112
                                                        ------------   ------------

Total Assets........................................... $ 51,004,466   $ 46,497,485
                                                        ============   ============

Liabilities and Stockholders' Equity
Total Liabilities...................................... $          -   $          -
Stockholders' Equity...................................   51,004,466     46,497,485
                                                        ------------   ------------

Total Liabilities & Stockholders' Equity............... $ 51,004,466   $ 46,497,485
                                                        ============   ============



-------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                              Three Months Ended:           Nine Months Ended:
Parent only Income Statements                                   September 30,                 September 30,
(Unaudited)                                                  2001           2000           2001           2000
-------------------------------------------------------------------------------------------------------------------

Income
Cash dividends from Subsidiary......................... $    425,000   $    425,000   $  1,275,000   $  1,225,000
Interest and fees on loans.............................            -              -              -              -
Interest income from investment securities.............       28,062         32,224         88,398         90,791
Gains (losses) from sale of investment securities......            -              -              -              -
Other income...........................................       36,000         36,000        108,000        108,000
                                                        ------------   ------------   ------------   ------------
Total Income...........................................      489,062        493,224      1,471,398      1,423,791

Expenses
Salaries and employee benefits.........................       57,550         57,084        178,153        176,842
Other expenses.........................................       26,470         39,095         99,646        126,284
                                                        ------------   ------------   ------------   ------------
Total Expenses.........................................       84,020         96,179        277,799        303,126
                                                        ------------   ------------   ------------   ------------
Income before taxes & undistributed
    net income of subsidiaries.........................      405,042        397,045      1,193,599      1,120,665

Income tax.............................................      (13,722)       (16,900)       (47,722)       (54,900)
                                                        ------------   ------------   ------------   ------------
Net income before undistributed
  net income of subsidiaries...........................      418,764        413,945      1,241,321      1,175,565
Undistributed net income of subsidiaries...............    1,092,685        841,153      2,869,209      2,537,303
                                                        ------------   ------------   ------------   ------------

Net Income............................................. $  1,511,449   $  1,255,098   $  4,110,530   $  3,712,868
                                                        ============   ============   ============   ============


------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                              Nine Months Ended:
Parent only Statements of Cash Flows                            September 30,
(Unaudited)                                                  2001           2000
------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income............................................. $  4,110,530   $  3,712,868
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of subsidiary.......   (2,869,209)    (2,537,303)
  Depreciation.........................................            -              -
    Gains(losses) on sale of securities [net]..........            -              -
    (Increase) Decrease in other assets................      (77,129)       (55,403)
    Increase (decrease in other liabilities)...........            -              -
                                                        ------------   ------------
Net cash provided by operating activities..............    1,164,192      1,120,162

Cash flows from investing activities:
Purchase of securities.................................            -              -
Proceeds froms sales of available-for-sale securities..            -              -
(Increase)decrease in investment securities............     (235,000)      (160,000)
Investment in subsidiaries ............................            -              -
Sale of equipment......................................            -              -
Repayment of loans by customers........................            -              -
                                                        ------------   ------------
Net cash provided by investing activities..............     (235,000)      (160,000)

Cash flows from financing activities:
Proceeds from issuance of common stock.................       98,342        129,159
Dividends paid.........................................   (1,192,502)    (1,111,933)
                                                        ------------   ------------
Net cash provided by financing activities..............   (1,094,160)      (982,774)

Net increase (decrease) in cash & due from banks.......     (164,968)       (22,612)

Cash & due from banks at beginning of period...........      225,339         59,502
                                                        ------------   ------------
Cash & due from banks at end of period................. $     60,371   $     36,890
                                                        ============   ============

Item 2.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Earnings Summary
----------------
Net  income  for  the third quarter of 2001 increased  20.42%  to
$1,511,449  from  $1,255,098 for the comparable period  in  2000.
Basic earnings per share were $0.58 in the third quarter of  2001 compared with $0.48 in 2000.

For the nine months ended September 30, 2001 net income increased
10.71% to $4,110,530 from $3,712,868 in 2000.  Basic earnings per share were $1.59 for the first nine months of 2001 compared with $1.44 in 2000.

Return on average assets was 1.19% for the third quarter of  2001 and 1.07% for the comparable period in 2000. Return on average equity was 11.97% for the third quarter of 2001 and 11.34% for the third quarter of 2000.

For  the nine months ended September 30, 2001 and 2000 return  on
average  assets  was  1.10% and 1.09%  respectively.   Return  on
average equity was 11.17% in 2001 and 11.66% in 2000.

Net Interest Income
-------------------
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $709 thousand, or 15.64%, for the third quarter of 2001 over 2000. Average earning assets increased 7.17% in the third quarter of 2001 over 2000. The net interest yield increased from 4.07% in 2000 to 4.39% in 2001.

For the nine months ended September 30, 2001 net interest income on a fully tax equivalent basis increased $1.35 million, or 9.98%, over the same period in 2000. Comparing the first nine months of 2001 to 2000, average loans increased $28.89 million or 9.65% while investment securities decreased $5.41 million or 4.17%. Average earning assets increased 8.34% and the net interest yield increased from 4.17% in 2000 to 4.23% in 2001.

Interest expense decreased $474 thousand or 10.69% in the third quarter of 2001 from the same period in 2000. Interest bearing liabilities increased $26.86 million or 7.47 % in the third quarter of 2001 over the same period in 2000. The cost of funding those liabilities decreased 83 basis points from 2000. For the nine month period ended September 30, 2001 interest expense increased $525 thousand, or 4.31% over the same period in 2000.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

----------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                               For the quarter ended September 30,
(Fully taxable equivalent basis) *                          2001                         2000
----------------------------------------------------------------------------------------------------------
                                                                    Average                     Average
                                                         Interest    Rates            Interest   Rates
                                                Average   Income/   Earned/  Average   Income/   Earned/
Dollars in thousands                            Balance   Expense     Paid   Balance   Expense    Paid
----------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**               $335,114   $ 7,007    8.36%  $312,201   $ 6,760    8.66%
Investment securities:
  Taxable                                        77,019     1,164    6.05%    72,886     1,110    6.09%
  Tax-exempt                                     51,624       914    7.08%    55,795     1,017    7.29%
                                               --------   -------           --------   -------
    Total investment securities                 128,643     2,078    6.46%   128,681     2,127    6.61%
Federal funds sold                               13,361       115    3.44%     4,304        78    7.25%
                                               --------   -------           --------   -------
  Total earning assets                         $477,118   $ 9,200    7.71%  $445,186   $ 8,965    8.05%
                                               ========   =======           ========   =======

Time and savings deposits:
  Interest-bearing transaction accounts        $  6,664   $    24    1.44%  $  5,100   $    30    2.35%
  Money market deposit accounts.                102,212       485    1.90%    91,802       766    3.34%
  Savings accounts                               29,193       110    1.51%    27,906       192    2.75%
  Certificates of deposit, $100,000 or more      50,363       675    5.36%    34,663       544    6.28%
  Other certificates of deposit                 143,893     2,048    5.69%   139,420     2,017    5.79%
                                               --------   -------           --------   -------
    Total time and savings deposits             332,325     3,342    4.02%   298,891     3,549    4.75%

Federal funds purchased and securities sold
   under agreement to repurchase.                26,937       212    3.15%    26,809       342    5.10%
Federal Home Loan Bank advances                  25,000       388    6.21%    32,000       510    6.38%
Other short term borrowings                       1,972        16    3.25%     1,677        31    7.39%
                                               --------   -------           --------   -------
  Total interest bearing liabilities.          $386,234     3,958    4.10%  $359,377     4,432    4.93%

Net interest income/yield                                 $ 5,242    4.39%             $ 4,533    4.07%
                                                          =======    =====             =======    =====

----------------------------------------------------------------------------------------------------------
                                                        For the nine months ended September 30,
                                                            2001                        2000
----------------------------------------------------------------------------------------------------------
                                                                    Average                     Average
                                                         Interest    Rates           Interest    Rates
                                                Average   Income/   Earned/ Average   Income/    Earned/
Dollars in thousands                            Balance   Expense    Paid   Balance   Expense     Paid
----------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**               $328,393   $20,924    8.50%  $299,503   $19,138    8.52%
Investment securities:
  Taxable                                        71,898     3,286    6.09%    72,964     3,304    6.04%
  Tax-exempt                                     52,337     2,847    7.25%    56,676     3,111    7.32%
                                               --------   -------           --------   -------
    Total investment securities                 124,235     6,133    6.58%   129,640     6,415    6.60%
Federal funds sold.                              14,958       495    4.41%     2,454       127    6.90%
                                               --------   -------           --------   -------
  Total earning assets                         $467,586   $27,552    7.86%  $431,597   $25,680    7.93%
                                               ========   =======                      =======

Time and savings deposits:
  Interest-bearing transaction accounts        $  6,305   $    82    1.73%  $  4,345   $    77    2.36%
  Money market deposit accounts                  99,334     1,803    2.42%    94,098     2,258    3.20%
  Savings accounts                               28,659       456    2.12%    28,325       580    2.73%
  Certificates of deposit, $100,000 or more      48,964     2,064    5.62%    32,601     1,434    5.86%
  Other certificates of deposit                 143,124     6,334    5.90%   136,565     5,711    5.58%
                                               --------   -------           --------   -------
    Total time and savings deposits             326,386    10,739    4.39%   295,934    10,060    4.53%
Federal funds purchased and securities sold
 under agreement to repurchase.                  26,031       755    3.87%    27,151     1,002    4.92%
Federal Home Loan Bank advance                   25,000     1,151    6.14%    21,956     1,024    6.22%
Other short term borrowings                       1,953        59    4.03%     2,087        93    5.94%
                                               --------   -------           --------   -------
  Total interest bearing liabilities           $379,370    12,704    4.46%  $347,128    12,179    4.68%

Net interest income/yield                                 $14,848    4.23%             $13,501    4.17%
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

The provision for loan losses was $800 thousand for the first nine months of 2001, up from $475 thousand in the comparable period in 2000. Loans charged off (net of recoveries) were $756,111 compared with loans charged off (net of recoveries) of $91,260 in the first nine months of 2000. On an annualized basis net loan charge-offs were 0.30% of total loans for the first three quarters of 2001 compared with 0.04% for the same period in 2000.

On September 30, 2001 nonperforming assets totaled $1.28 million compared with $1.02 million on September 30, 2000. The September 2001 total consisted of $680 thousand in foreclosed real estate, $165 thousand in a former branch site now listed for sale, and $437 thousand in nonaccrual loans. The September 2000 total consisted of $200 thousand in foreclosed real estate, $354 thousand in a former branch site, and $465 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more decreased to $214 thousand as of September 30, 2001 compared with $977 thousand as of September 30, 2000. The allowance for loan losses on September 30, 2001 was $3.69 million compared with $3.49 million on September 30, 2000. It represented a multiple of 2.88 times nonperforming assets and 8.45 times nonperforming loans. The allowance for loan losses was 1.09% of loans on September 30, 2001 compared to 1.12% at September 30, 2000.

Other Income
------------
For the third quarter of 2001 other income increased $348 thousand, or 24.92%, and for the nine months ended September 30, 2001 other income increased $601 thousand or 14.20%. In both periods, service charges on deposits accounts accounted for the largest percentage increase due to implementation of a new fee structure effective July 1, 2001 and the opening of a new branch office in February 2001.

Other Expenses
--------------
For the third quarter of 2001 other expenses increased $418 thousand or 10.94% over the third quarter of 2000. For the nine months ending September 2001 other expenses increased $990 thousand or 8.63% over the same period in 2000. For the nine months ended September 30, 2001, salaries and employee benefits increased $499 thousand or 7.18%. Occupancy expenses increased $55 thousand or 7.04%. Furniture and equipment expense increased $105 thousand or 9.39%. Other operating expense increased $332 thousand or 12.61%. Expenses have increased due to the opening of a new branch office in February 2001.

Assets
------
At September 30, 2001 total assets were $511.03 million, up 7.11%
from  $477.10  million at December 31, 2000.   Total  loans  grew
$18.11  million  or  5.66%. Federal funds  sold  increased  $6.07 million or 112.54%.

Investment securities increased by $10.33 million, or  8.24%,  in
2001.  Total deposits increased $23.55 million, or 6.28% in  2001 and  demand note balances to the United States Treasury increased
$3.92 million from year-end 2000.

Capital Ratios
--------------
The Company's capital position remains strong as evidenced by the regulatory capital measurements. At September 30, 2001 the Tier I capital ratio was 14.02%, the total capital ratio was 15.06% and the leverage ratio was 9.74%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources
-----------------
The Company purchased land in 2000 for a new branch site in Williamsburg, Virginia. An office building will be constructed on this site in the near future.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity
---------
Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The Company continued to experience strong deposit growth in the third quarter of 2001 and continues to be well above targeted projections made for 2001. Loan growth for the first nine months of 2001 is slightly below targeted projections. The Company is extremely liquid as reflected in the large growth in federal funds sold balance as of September 30, 2001. The Company continues to monitor and seek investment opportunities in an environment of falling interest rates.

Effects of Inflation
--------------------
Management believes that the key to achieving satisfactory performance in an inflationary environment is its ability to maintain or improve its net interest margin and to generate additional fee income. The Company has reduced interest rates on interest bearing deposit accounts to maintain alignment with the decreases in the federal funds rates throughout 2001. The
Company's policy of investing in and funding with interest sensitive assets and liabilities is intended to reduce the risks inherent in a volatile inflationary economy.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of September 30, 2001. There were $128.9 million more in liabilities than assets subject to repricing within three months. This is an improvement from December 31, 2000.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $129.2 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation's equity price risk is immaterial and the company's primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 200 basis point rise in rates would cause approximately a 0.53% increase in net income. The model indicates a 300 basis point rise in rates would cause approximately a 0.02% increase in net income at September 30, 2001.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
              (a)  Exhibits

                   None

              (b) No reports on Form 8-K were filed during the third quarter of 2001.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                        November 2, 2001




     By:  /s/Louis G. Morris
          ------------------
          Louis G. Morris
          Executive Vice President and CFO










     By:  /s/Laurie D. Grabow
          -------------------
          Laurie D. Grabow
          Senior Vice President
          Principal Financial and Accounting Officer