Form 10-K405
period 2001-12-31
OLD POINT FINANCIAL CORP
filed 2002-03-28
CIK 740971

U. S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2001
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 (no fee required)
     For the transition period from                           to


                          Commission File No. 0-12896
                        OLD POINT FINANCIAL CORPORATION
                        (Name of issuer in its charter)

     Virginia                                            54-1265373
     (State  or  other  jurisdiction  of                 (I.R.S. Employer
      incorporation  or  organization)                    Identification No.)

     1 West Mellen Street, Hampton, VA                   23663
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 15, 2002 the aggregate market value of the 1,942,409 shares of common stock of Old Point Financial Corporation held by nonaffiliates was approximately $53 million based upon the closing price of the stock as of March 15, 2002. Number of shares outstanding on March 15, 2002 was 2,602,577.

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

Item 13. Certain Relationships and Related Transactions............44

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

As of December 31, 2001, the Company had assets of $518.8 million, loans of $346.5 million, deposits of $412.3 million, and stockholders' equity of $50.9 million. At year end, the Company and its subsidiaries had a total of 241 employees, 27 of whom were part-time.

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

Recent Legislation

The USA PATRIOT Act (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism) was signed on October 26, 2001. It comprises ten titles aimed at providing stronger surveillance powers, strengthening criminal laws against terrorism, improving intelligence and combating money laundering. Title III of the USA PATRIOT Act contains the provisions that have the greatest impact on financial institutions. Title III amends the Bank Secrecy Act and provides the Department of the Treasury and federal agencies with enhanced authority to combat international money laundering. Title III applies to all financial institutions regardless of charter or size and expands the reach to organizations not previously covered.

OFAC, the Office of Foreign Assets Control, is a division of the Department of the Treasury. OFAC is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. Financial institutions, along with other entities, are expected to comply with these regulations. Due to these regulations, the Company has implemented additional OFAC filtering solutions. The Company actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Company performs the checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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


                                                                              TABLE I
                                                    AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
-----------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                2001                       2000                       1999
-----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                          Average                       Average                       Average
                                                    Interest   Rates             Interest    Rates             Interest    Rates
                                           Average  Income/   Earned/   Average   Income/   Earned/   Average   Income/   Earned/
                                           Balance  Expense    Paid     Balance   Expense    Paid     Balance   Expense    Paid
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                      $332,097  $ 27,765   8.36%   $303,826  $ 26,625   8.76%   $259,320  $ 21,794    8.40%
Investment securities:
  Taxable                                    76,670     4,389   5.72%     71,148     4,383   6.16%     79,931     4,847    6.06%
  Tax-exempt                                 52,031     3,773   7.25%     54,726     4,090   7.47%     55,936     4,090    7.31%
                                           --------  --------           --------  --------           --------  --------
   Total investment securities              128,701     8,162   6.34%    125,874     8,473   6.73%    135,867     8,937    6.58%
Federal funds sold                           14,467       563   3.89%      3,099       211   6.81%      4,131       219    5.30%
                                           --------  --------           --------  --------           --------- --------

  Total earning assets                      475,265    36,490   7.68%    432,799    35,309   8.16%    399,318    30,950    7.75%
 Reserve for loan losses                     (3,646)                      (3,394)                      (2,886)
                                            --------                     --------                     --------
                                            471,619                      429,405                      396,432

Cash and due from banks                       9,862                        9,424                        9,302
Bank premises and equipment                  15,715                       15,015                       13,682
Other assets                                  4,838                        5,759                        4,265
                                           --------                     --------                     --------
Total assets                               $502,034                     $459,603                     $423,681
                                           ========                     ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
 Interest-bearing transaction accounts     $  6,559  $     88   1.34%   $  4,617  $    109   2.36%   $  3,971  $     94    2.37%
 Money market deposit accounts              100,577     2,159   2.15%     93,458     3,013   3.22%     94,885     2,937    3.10%
 Savings accounts                            28,864       536   1.86%     28,264       774   2.74%     27,923       765    2.74%
 Certificates of deposit, $100,000 or more   49,072     2,672   5.45%     35,241     2,051   5.82%     31,089     1,708    5.49%
 Other certificates of deposit              142,987     8,202   5.74%    136,792     7,863   5.75%    132,674     7,045    5.31%
                                           --------  --------           --------  --------           --------  --------
  Total time and savings deposits           328,059    13,657   4.16%    298,372    13,810   4.63%    290,542    12,549    4.32%

Federal funds purchased, securities sold
 under agreement to repurchase & FHLB
 advances                                    51,253     2,425   4.73%     48,922     2,769   5.66%     27,173     1,233    4.54%
Other short term borrowings                   2,158        73   3.38%      1,982       127   6.41%      1,691        83    4.91%
                                           --------  --------           --------  --------           --------  --------
 Total interest bearing liabilities         381,470    16,155   4.23%    349,276    16,706   4.78%    319,406    13,865    4.34%
Demand deposits                              68,516                       65,169                       61,503
Other liabilities                             2,327                        1,900                        1,932
                                           --------                     --------                     --------
 Total liabilities                          452,313                      416,345                      382,841
Stockholders' equity                         49,721                       43,258                       40,840
                                           --------                     --------                     --------
Total Liabilbities and Stockholders Equity $502,034                     $459,603                     $423,681
                                           ========                     ========                     ========
Net interest income/yield                            $ 20,335   4.28%             $ 18,603   4.30%             $ 17,085    4.28%
                                                     ========                     ========                     ========
Total deposits                             $396,575                     $363,541                     $352,045
                                           ========                     ========                     ========

*Computed on a fully taxable equivalent basis using a 34% rate

The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

                                                                              TABLE II
                                                                 ANALYSIS OF CHANGE IN NET INTEREST INCOME *
-----------------------------------------------------------------------------------------------------------------------------------
                                        Year  2001 over 2000           Year  2000 over 1999           Year  1999 over 1998
                                        Due to change in:              Due to change in:              Due to change in:
                                                            Net                            Net                            Net
                                        Average  Average  Increase     Average  Average  Increase     Average  Average  Increase
Dollars in Thousands                    Volume   Rate    (Decrease)    Volume   Rate    (Decrease)    Volume   Rate    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INCOME FROM EARNING ASSETS
 Loans                                  $ 2,477  $(1,337) $  1,140     $ 3,740  $ 1,091  $  4,831     $ 2,893  $(1,354) $  1,539
Investment Securities:
Taxable                                     340     (334)        6        (533)      69      (464)       (436)      (2)     (438)
Tax-exempt                                 (201)    (116)     (317)        (88)      88         -       1,679     (254)    1,425
                                        -------  -------  --------     -------  -------  --------     -------  -------  --------
 Total investment securities                139     (450)    (311)        (621)     157      (464)      1,243     (256)      987

Federal funds sold                          774     (422)      352         (55)      47        (8)       (343)     (10)     (353)
                                        -------- -------  ---------    -------- -------- ---------    -------  -------- --------
                                          3,390   (2,209)    1,181       3,064    1,295     4,359       3,793   (1,620)    2,173
INTEREST EXPENSE
Interest bearing transaction accounts        46      (67)       21          15        -        15        (260)       8     (252)
Money market deposit accounts               230   (1,084)     (854)        (44)     120        76         774     (163)     611
Savings accounts                             16     (254)     (238)          9        -         9          47        -       47
Certificate of deposits, $100,000
 or more                                    805     (184)      621         228      115       343         281      (35)     246
Other certificates of deposit               356      (17)      339         219      599       818         609     (304)     305
                                        -------- -------- --------     -------- -------- ---------    -------- -------- --------
 Total time and savings deposits          1,453   (1,606)     (153)        427      834     1,261       1,452     (495)     957

Federal funds purchased, securities
 sold under agreement to repurchase
 and FHLB advances                          132     (476)     (344)        987      549     1,536         255      (35)     220
Other short-term borrowings                  11      (65)      (54)         14       30        44          (5)      (8)     (13)
                                        -------- -------- --------     -------- -------- ---------    -------- -------- --------
Total expense for interest bearing
 liabilities                              1,596   (2,147)     (551)      1,428    1,413     2,841       1,702     (538)   1,164

Change in Net Interest Income           $ 1,794  $   (62) $  1,732     $ 1,635  $  (117) $  1,518     $ 2,093  $(1,084) $ 1,009

* Computed on a fully taxable equvilent basis using a 34% rate.

Interest  Sensitivity
---------------------
The following table reflects the earlier of the maturity or repricing data for various assets and liabilities as of
December 31, 2001
               TABLE III
     INTEREST SENSITIVITY ANALYSIS
----------------------------------------------------------------------------------------------------------------
As of December 31, 2001                      Within          4-12            1-5          Over 5
Dollars in thousands                         3 Months        Months          Years         Years        Total
----------------------------------------------------------------------------------------------------------------

Uses of funds

Federal funds sold.....................     $   5,018      $       -      $       -      $      -     $   5,018
Taxable investments....................         5,196          5,250         70,916         2,143        83,505
Tax-exempt investments.................           204          1,263         11,400        39,629        52,496
                                            _________      _________      _________      ________     _________
 Total investments.....................        10,418          6,513         82,316        41,772       141,019

Loans:
 Commercial............................        21,312          2,409         22,255           827        46,803
 Tax-exempt............................           394              -            179         2,384         2,957
 Installment...........................         6,159          3,672         67,104        10,690        87,625
 Real estate...........................        42,213          8,966        103,813        49,301       204,293
 Other.................................         1,578             43          2,853           331         4,805
                                            _________      _________     __________      ________     _________
Total loans............................        71,656         15,090        196,204        63,533       346,483
                                            _________      _________     __________      ________     _________
Total earning assets...................     $  82,074      $  21,603     $  278,520      $105,305     $ 487,502

Sources of funds
Interest checking deposits.............         9,376              -              -             -         9,376
Money market deposit accounts..........       101,680              -              -             -       101,680
Regular savings accounts...............        29,792              -              -             -        29,792
Certificates of deposit
 $100,000 or more......................         9,856         24,714         11,234             -        45,804
Other time deposits....................        27,477         75,382         42,799            15       145,673
Federal funds purchased, securities
 sold under agreements to repurchase
 & FHLB advances.......................        28,321              -          5,000        20,000        53,321
Other borrowed money...................           369              -              -             -           369
                                            _________      _________     __________      ________     _________
Total interest bearing liabilities.....     $ 206,871      $ 100,096     $   59,033      $ 20,015     $ 386,015


Rate sensitivity GAP...................     $(124,797)     $ (78,493)    $  219,487      $ 85,290     $ 101,487

Cumulative GAP.........................     $(124,797)     $(203,290)    $   16,197      $101,487

The  Company  was liability sensitive as of December 31, 2001   There
were $125 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets.

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

The following table shows, by type and maturity, the book value and weighted average yields of investment securities at December 31, 2001.


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
----------------------------------------------------------------------------------------------------

December 31, 2001
 Maturities:
  Within 1 year                        $ 7,250   6.13%     $ 1,452   7.61%       $  8,702   6.37%
  After 1 year, but within 5 years      71,763   5.43%       9,960   7.24%         81,723   5.65%
  After 5 years, but within 10 years    10,000   5.13%      27,258   6.82%         28,258   6.76%
  After 10 years                             -   0.00%      13,371   6.40%         13,371   6.40%
TOTAL                                  $80,013   5.49%     $52,041   6.81%       $132,054   6.01%

December 31, 2000                      $63,238   6.03%     $54,435   6.83%       $117,673   6.40%
December 31, 1999                      $66,062   6.02%     $57,391   6.97%       $123,452   6.46%

Yields are calculated on a fully tax equivalent basis using a 34% rate.

At December 31, 2001, the book value of other marketable equity securities with no stated maturity totaled $3.2 million with an weighted average yield of 4.66%. These securities consisted of Federal Home Loan Bank stock of $1.7 million yielding 6.75%, Federal Reserve stock of $169 thousand yielding 6.00%, money market fund of $1.3 million yielding 1.95% and other securities of $50 thousand. The book value of other marketable securities with no stated maturity totaled $5.7 million, yielding 6.37%; and $5.1 million, yielding 5.59%; at December 31, 2000, and 1999 respectively.

III. Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 1997 through 2001:

                                                     TABLE V
                                                      LOANS
---------------------------------------------------------------------------------------
As of December 31,                  2001      2000       1999      1998       1997
Dollars in thousands
---------------------------------------------------------------------------------------
Commercial and other              $ 51,608 $  62,181  $ 62,257  $ 53,793  $ 45,059
Real Estate Construction            27,056    15,219    11,461     5,418     3,836
Real Estate Mortgage               177,237   155,367   140,004   116,635   104,141
Tax Exempt                           2,957     3,314     2,747     1,401     2,093
Installment Loans to Individuals    87,625    83,829    65,178    58,618    66,615
                                  --------  --------  --------  --------  --------
  Total                           $346,483  $319,910  $281,647  $235,865  $221,744
                                  ========  ========  ========  ========  ========

Based on Standard Industry Code, there are no categories of loans which exceed 10% of total loans other than the categories disclosed in the preceding table.

The   maturity  distribution  and  rate  sensitivity   of   certain
categories of the Bank's loan portfolio at December 31, 2001 is presented below:

          TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

------------------------------------------------------------------------------------------
December 31, 2001                     One year   One through   Over five
Dollars in thousands                  or less     five years     years        Total
------------------------------------------------------------------------------------------

Commercial and other                 $  25,342     $ 25,108     $  1,158     $51,608
Real estate construction                19,260        7,796            -      27,056
                                     ---------     --------     --------     -------
  Total                              $  44,602     $ 32,904     $  1,158     $78,664

Loans maturing after one year with:
Fixed interest rate                                $ 32,904     $  1,158     $34,062
Variable interest rate                             $    -       $    -       $   -

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 1997 through 2001.

                                                            TABLE VII
                                         NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
--------------------------------------------------------------------------------------
As of December 31,                           2001    2000    1999    1998    1997
Dollars in thousands
--------------------------------------------------------------------------------------

Nonaccrual loans                            $  351  $   37  $  514  $  253  $  660
Accruing loans past due
 90 days or more                               450     470   1,351     641     455

Restructured loans                            none    none    none    none    none

Interest income which would have been
 recorded under original loan terms             41      25      49      52     205

Interest income recorded during the period      83       9      68     123     485

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 2001 such problem loans, not included in Table VII, amounted to approximately $2.0 million. There were no relationships in excess of $500 thousand.

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

The following table shows an analysis of the Allowance for Loan
Losses for the years 1997 through 2001.

                                    TABLE VIII
                     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------------------------
For the year ended December 31,                         2001       2000        1999        1998        1997
Dollars in thousands
--------------------------------------------------------------------------------------------------------------

Balance at beginning of period                       $   3,649   $   3,111   $   2,855   $   2,671   $   2,330

Charge Offs:
Commercial, financial and agricultural                     680         266         138         296          84
Real estate construction                                     -           -           -           -           -
Real estate mortgage                                        19           -          74          87          67
Installment Loans to individuals                           724         486         581         564         717
Other loans                                                 36           -           -           -           -
                                                     ---------   ---------   ---------   ---------   ---------
  Total charge offs                                      1,459         752         793         947         868

Recoveries:
Commercial, financial and agricultural                     222         418         104         139         239
Real estate construction                                     -           -           -           -           -
Real estate mortgage                                        21           3           1          25           1
Installment Loans to individuals                           256         244         294         317         369
Other loans                                                  5           -           -           -           -
                                                     ---------   ---------   ---------   ---------   ---------
  Total recoveries                                         504         665         399         481         609

Net charge offs                                            955          87         394         466         259

Additions charged to operations                          1,200         625         650         650         600
                                                     ---------   ---------   ---------   ---------   ---------
Balance at end of period                             $   3,894   $   3,649   $   3,111   $   2,855   $   2,671

Selected loan loss statistics
Loans (net of unearned income):
  End of period                                      $ 346,483   $ 319,910   $ 281,647   $ 235,865   $ 221,744
  Daily average                                      $ 332,097   $ 303,826   $ 259,320   $ 226,908   $ 210,934

Net charge offs to average total loans                   0.29%       0.03%       0.15%       0.21%       0.12%
Provision for loan losses to average total loans         0.36%       0.21%       0.25%       0.29%       0.28%
Provision for loan losses to net charge offs           125.65%     718.39%     164.97%     139.48%     231.66%
Allowance for loan losses to period end loans            1.12%       1.14%       1.10%       1.21%       1.20%
Earnings to loan loss coverage*                          9.05       80.06       16.97       14.64       23.67

* Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 1997 through 2001.

                                                              TABLE IX
                                           ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31,                   2001                 2000                1999                 1998                 1997
                                    Percent              Percent             Percent              Percent              Percent
                                    of loans             of loans            of loans             of loans             of loans
                                    in Each              in Each             in Each              in Each              in Each
                                  Category to          Category to          Category to          Category to          Category to
                          Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
-----------------------------------------------------------------------------------------------------------------------------------
Commercial and other      $  667      15.75%   $  742      20.47%   $  828      23.08%   $  656      27.92%   $  575      21.26%
Real Estate Construction     119       7.81%       49       4.76%       40       4.07%       17       2.30%       14       1.73%
Real Estate Mortgage         791      51.15%      212      48.57%      195      49.71%      203      44.64%      240      46.97%
Consumer                     921      25.29%      519      26.20%      414      23.14%      370      25.14%      412      30.04%
Unallocated                1,396          -     2,127          -     1,634          -     1,609          -     1,430          -
                          ------     -------   ------     -------   ------     -------   ------     -------   ------     -------
Total                     $3,849     100.00%   $3,649     100.00%   $3,111     100.00%   $2,855     100.00%   $2,671     100.00%

V. Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 2001, 2000 and 1999.

                                                                 TABLE X
                                                                 DEPOSITS
---------------------------------------------------------------------------------------------------
For the year ended December 31,                  2001              2000              1999

                                           Average  Average   Average  Average   Average  Average
Dollars in thousands                       Balance   Rate     Balance   Rate     Balance   Rate
---------------------------------------------------------------------------------------------------

Interest bearing transaction accounts     $   6,559  1.34%      4,617  2.36%   $  3,971   2.37%
Money market deposit accounts               100,577  2.15%     93,458  3.22%     94,885   3.10%
Savings accounts                             28,864  1.86%     28,264  2.74%     27,923   2.74%
Certificate of deposit, $100,000 or more     49,072  5.45%     35,241  5.82%     31,089   5.49%
Other certificate of deposit                142,987  5.74%    136,792  5.75%    132,674   5.31%
                                          ---------          --------          --------
Total interest bearing deposits             328,059  4.16%    298,372  4.63%    290,542   4.32%
Non-interest bearing demand deposits         68,516            65,169            61,503
                                          ---------          --------          --------
Total deposits                            $ 396,575          $363,541          $352,045
                                          =========          ========          ========

The following table shows certificates of deposit in amounts of $100,000 or more as of December 31, 2001, 2000, and 1999 by time remaining until maturity.

                        TABLE XI
         CERTIFICATE OF DEPOSIT $100,000 & MORE
--------------------------------------------------------
Dollars in thousands      2001       2000       1999
Maturing in
--------------------------------------------------------

3 months or less        $  8,445      7,634   $  6,457
3 through 6 months        13,397      5,443      4,485
6 through 12 months       11,427     14,635     11,958
over 12 months            12,535     12,665     11,132
                        --------   --------   --------
                        $ 45,804   $ 40,377   $ 34,032


VI. Return on Equity and Assets

The return on average shareholders' equity and assets, the dividend pay out ratio, and the average equity to average assets ratio for the past three years are presented below.


                                       2001      2000      1999
                                      ------    ------    ------
   Return   on   average   assets      1.14%     1.12%     1.14%
   Return on average equity           11.48%    11.87%    11.81%
   Dividend payout ratio              28.17%    29.23%    28.89%
   Average equity to average assets    9.90%     9.41%     9.64%

VII. Short Term Borrowings

The Bank periodically borrowed funds through federal funds from its correspondent banks, through the use of a demand note to the United States Treasury (Treasury Tax and Loan Deposits), and through securities sold under agreements to repurchase. The borrowings matured daily and were based on daily cash flow requirements. The borrowed amounts (in thousands) and their corresponding rates during 2001, 2000, and 1999 are presented in the following table.


                                      TABLE XII
                                     SHORT TERM BORROWINGS
-----------------------------------------------------------------------------------------
                                            2001             2000               1999
Dollars in thousands                  Balance   Rate   Balance   Rate     Balance Rate
-----------------------------------------------------------------------------------------
Balance at December 31,
Federal funds purchased               $      -                -         $  2,400  5.00%
Securities sold under agreement
 to repurchase                          28,321  1.67%    27,038  5.20%    20,441  4.38%
U. S. treasury demand notes
 and other borrowed money                  369  1.50%     2,089  6.25%     3,317  5.25%
                                      --------         --------         --------
Total                                 $ 28,690         $ 29,127         $ 26,158

Average daily balance outstanding:
Federal funds purchased               $      1  2.49%     1,495  6.46%  $    792  5.07%
Securities sold under agreement
 to repurchase                          26,252  3.38%    24,511  5.10%    20,794  4.42%
U. S. treasury demand notes
 and other borrowed money                2,158  3.38%     1,982  6.41%     1,691  4.79%
                                      --------         --------         --------
Total                                 $ 28,411  4.65%  $ 27,988  5.67%  $ 23,277  4.55%

The maximum amount outstanding
 at any month end:
Federal funds purchased               $      -         $ 10,000         $  2,550
Securities sold under agreement
 to repurchase                        $ 28,546         $ 28,530         $ 22,013
U. S. treasury demand notes
 and other borrowed money             $  6,165         $  6,397         $  4,014

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

Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.


                                Part II


Item  5. Market for Common Equity And Related Stockholder Matters

Beginning in 2000 the common stock of Old Point Financial Corporation was quoted on the Nasdaq SmallCap under the symbol "OPOF". The approximate number of shareholders of record as of December 31, 2001 was 1,409. The range of high and low prices and dividends per share of the Company's common stock for each quarter during 2001 and 2000 is presented in Part I. Item 7. of this Annual Report on Form 10-K. Additional information related to stockholder matters can be found in
Note 15. Regulatory Matters of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.
                                  -13-

Item  6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

                                                                                      TABLE XIII
                                                                              SELECTED FINANCIAL HIGHLIGHTS
------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                  2001        2000       1999        1998        1997
------------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands except per share data)
RESULTS OF OPERATIONS
Interest income...................................... $  35,108   $  33,644   $  29,483   $  27,805   $  25,242
Interest expense.....................................    16,156      16,707      13,862      12,700      10,681
                                                      ---------   ---------   ---------   ---------   ---------
Net interest income..................................    18,952      16,937      15,621      15,105      14,561
Provision for loan loss..............................       625         650         650         600         600
                                                      ---------   ---------   ---------   ---------   ---------
Net interest income after provision for loan loss...     17,752      16,312      14,971      14,455      13,961
Gains (losses) on sales of investment securities.....        (1)         44         (54)          -          (1)
Noninterest income...................................     6,543       5,641       5,440       4,911       4,275
Noninterest expenses.................................    16,850      15,657      14,320      13,193      12,704
                                                      ---------   ---------   ---------   ---------   ---------
Income before taxes..................................     7,444       6,340       6,037       6,173       5,531
Income taxes ........................................     1,734       1,207       1,215       1,537       1,441
                                                      ---------   ---------   ---------   ---------   ---------
Net income........................................... $   5,710   $   5,133   $   4,822   $   4,636   $   4,090

FINANCIAL CONDITION

Total assets......................................... $ 518,759   $ 477,096   $ 436,294   $ 404,118   $ 348,671
Total deposits.......................................   412,303     374,779     360,918     343,413     287,100
Total loans..........................................   346,483     319,910     281,647     235,865     221,744
Stockholders' equity.................................    50,912      46,497      40,814      40,013      36,332
Average assets.......................................   502,035     459,603     423,681     380,756     332,155
Average equity.......................................    49,721      43,258      40,840      38,526      34,418

PERTINENT RATIOS
Return on average assets.............................      1.14%       1.12%       1.14%       1.22%       1.23%
Return on average equity.............................     11.48%      11.87%      11.81%      12.03%      11.88%
Dividends paid as a percent of net income............     28.17%      29.23%      28.89%      26.62%      25.68%
Average equity as a percent of average assets........      9.90%       9.41%       9.64%      10.12%      10.36%

PER SHARE DATA

Basic EPS............................................ $    2.20    $   1.98    $   1.87   $    1.80   $    1.60
Cash dividends declared..............................      0.62        0.58        0.54        0.48        0.41
Book value...........................................     19.58       17.95       15.80       15.54       14.16


GROWTH RATES

Year end assets......................................      8.73%       9.35%       7.96%      15.90%      10.22%
Year end deposits....................................     10.01%       3.84%       5.10%      19.61%       8.95%
Year end loans.......................................      8.31%      13.59%      19.41%       6.37%      11.66%
Year end equity......................................      9.50%      13.92%       2.00%      10.13%      12.14%
Average assets.......................................      9.23%       8.48%      11.27%      14.63%       6.12%
Average equity.......................................     14.94%       5.92%       6.01%      11.94%       9.85%
Net income...........................................     11.24%       6.45%       4.01%      13.35%      18.72%
Cash dividends declared..............................      6.90%       7.41%      12.50%      17.07%      17.14%
Book value...........................................      9.11%      13.60%       1.69%       9.74%      11.31%

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

EARNINGS SUMMARY
   Net income was $5.71 million, or $2.20 per share in 2001 compared to $5.13 million, or $1.98 per share in 2000 and $4.82 million, or $1.87 per share in 1999. Return on average assets was 1.14% in 2001, 1.12% in 2000 and 1.14% in 1999. Return on average equity was 11.48% in 2001, 11.87% in 2000 and 11.81% in 1999. For the past five years return on average assets has averaged 1.17% and return on average equity has averaged 11.81%. Selected Financial Highlights summarizes the Company's performance for the past five years.

NET INTEREST INCOME
     The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $20.34 million in 2001, up $1.73 million, or 9% from $18.60 million in 2000 which was up $1.51 million, or 9% from $17.09 million in 1999. Net interest income is affected by variations in interest rates and the volume and mix of earning assets and interest-bearing liabilities. The net interest yield decreased to 4.28% in 2001 from 4.30% in 2000, which was up from 4.28% in 1999.

     Tax equivalent interest income increased $1.18 million, or 3%, in 2001. Average earning assets grew $42.47 million, or 10%. Total average loans increased $28.27 million, or 9%, while average investment securities increased $2.83 million, or 2%. The yield on earning assets decreased in 2001 by forty-eight basis points primarily due to declining interest rates.

     Interest expense decreased $551 thousand or 3%, in 2001 while interest bearing liabilities increased 9% in 2001. The cost of funding liabilities decreased fifty-five basis points. The market experienced eleven rate reductions by the Federal Reserve in 2001. The asset pricing did not experience as large of a reduction in rates as did the liability pricing.

PROVISION/ALLOWANCE FOR LOAN LOSSES
      Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The provision increased to $1.20 million in 2001 and was $625 thousand in 2000 and $650 thousand in 1999. The increase was due to an increase in the net charge offs from 2001 as detailed in the next paragraph.

     Loans charged off during 2001 totaled $1.46 million compared to $752 thousand in 2000 and $793 thousand in 1999.
Recoveries amounted to $504 thousand in 2001, $665 thousand in 2000 and $399 thousand in 1999.

  The Company's net loans charged off to year-end loans were
0.28  %  in  2001, 0.03% in 2000, and 0.14%  in  1999.   The
allowance for loan losses, as a percentage of year-end loans, was 1.12% in 2001, 1.14% in 2000, and 1.10% in 1999.

   As of December 31, 2001, nonperforming assets were $1.35 million, up from $787 thousand at year-end 2000. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 2001 total consisted of other real estate of $1.0 million and $351 thousand in nonaccrual loans. The other real estate consists of $165 thousand in commercial property originally acquired as a potential branch site and now held for sale and $838 thousand in foreclosed properties. Nonaccrual loans consisted of $229 thousand in real estate loans, $64 thousand in commercial loans and $58 thousand in consumer loans. Loans still accruing interest but past due 90 days or more decreased to $450 thousand as of December 31, 2001 compared to $470 thousand as of December 31, 2000.

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

OTHER INCOME
   Other income increased $857 thousand, or 15% in 2001 from 2000 compared to an increase of $299 thousand, or 6% in 2000 from 1999. Continuing the trend from 2000 the growth in other income is attributed to higher trust income and service charges on deposit accounts. In 2001 there was an increase in mortgage brokerage income of $192 thousand over 2000 due to increases in volume. The increase in service charge income is attributed to a modified fee structure that was implemented mid-year.

OTHER EXPENSES
   Other expenses increased $1.19 million or 8% in 2001 over 2000 after increasing 9% in 2000 from 1999. Salary expense increased by 8% as a result of normal yearly salary increases, a full year of additional salaries related to opening a new branch and increased commissions paid to Trust personnel. The increase of $129 thousand in equipment expense is a result of a full year's cost of equipment for a new branch and expenses related to the new proof imaging system. Other operating expenses increased $238 thousand or 6%. Postage and Stationery/Supplies showed an increase in 2001 due to double mailing of statements during the conversion to image statements and also a result of Graham-Leach-Bliley Act privacy disclosure mailings sent to all customers. Courier costs increased as a result of servicing the new branch which opened in Norfolk. Ongoing technology advances and capital stock tax increases resulting from growth also played a role in the increase in other operating expenses.

ASSETS
   At December 31, 2001, the Company had total assets of $518.8 million, up 9% from $477.1 million at December 31, 2000. Average assets in 2001 were $502.0 million compared to $459.6 million in 2000. The growth in assets in 2001 was due to the increase in investments, which were up 10% and loans, which were up 8% in 2001.

LOANS
   Total loans as of December 31, 2001 were $346.5 million, up 8% from $319.9 million at December 31, 2000. The Company realized significant growth in the real estate category of loans. Footnote 3 of the financial statements details the loan volume by category for the past two years.

INVESTMENT SECURITIES
   At December 31, 2001 total investment securities were $136.0 million, up 10% from $123.3 million on December 31, 2000. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

DEPOSITS
   At December 31, 2001, total deposits amounted to $412.3 million, up 10% from $374.8 million on December 31, 2000. Non-interest bearing deposits increased $14.9 million, or 23%, at year-end 2001 over 2000. Savings deposits increased $13.2 million, or 10%, in 2001 over 2000. Certificates of Deposit increased $9.4 million or 5% in 2001 over 2000.

STOCKHOLDERS' EQUITY
   Total stockholders' equity as of December 31, 2001 was $50.9 million, up 9% from $46.5 million on December 31, 2000. The Company is required to maintain minimum amounts of capital under banking regulations. Under the regulations, Total Capital is composed of core capital (Tier
1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for 2001, 2000 and 1999.


-------------------------------------------------------
                    2001         2001    2000    1999
                 Regulatory
                Requirements
-------------------------------------------------------
Tier 1              4.00%       13.97%  13.77%  14.19%
Total Capital       8.00%       15.05%  14.85%  15.23%
Tier 1 Leverage     3.00%        9.77%   9.71%  10.08%


      Year-end book value was $19.58 in 2001 and $17.95 in 2000. Cash dividends were $1.6 million, or $.62 per share in 2001 and $1.5 million, or $.58 per share in 2000. The common stock of the Company has not been extensively traded. The table below shows the high and low closing prices for each quarter of 2001 and 2000. The stock is quoted on the Nasdaq Small Cap under the symbol "OPOF" and the prices below are based on trade information. There were 1409 stockholders of the Company as of December 31, 2001. This stockholder count does not include stockholders who hold their stock in a nominee registration. The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 2001 and 2000.

-------------------------------------------------------------------
                       2001                       2000
-------------------------------------------------------------------
                           Market Value               Market Value
                Dividend   High    Low     Dividend   High   Low
-------------------------------------------------------------------
1st Quarter      $ 0.15   $22.56  $17.00    $ 0.14   $20.50 $15.50
2nd Quarter      $ 0.15   $22.60  $20.00    $ 0.14   $20.00 $18.81
3rd Quarter      $ 0.16   $26.00  $21.85    $ 0.15   $20.50 $17.50
4th Quarter      $ 0.16   $29.00  $24.25    $ 0.15   $19.00 $15.50
-------------------------------------------------------------------

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

Independent Auditors Report
To the Board of Directors
Old Point Financial Corporation
Hampton, Virginia


We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in stockholder's equity for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.






Eggleston Smith P.C.


January 16, 2002
Newport News

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------
December 31,                                                     2001        2000
-------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
ASSETS
Cash and due from banks...................................  $   14,786      11,044
Investments:
  Securities available-for-sale, at market................      97,918      77,096
  Securities to be held-to-maturity
   (Market value $39,622 in 2001 and $46,083 in 2000).....      38,083      46,241
Federal funds sold........................................       5,018       5,397
Loans, total..............................................     346,483     319,910
Less - allowance for loan losses..........................       3,894       3,649
                                                            ----------  ----------
  Net loans...............................................     342,589     316,261
Premises and equipment....................................      14,420      15,059
Other real estate owned...................................       1,003         750
Other assets..............................................       4,942       5,248
                                                            ----------  ----------
   Total assets...........................................  $  518,759  $  477,096
                                                            ==========  ==========

LIABILITIES
Non interest-bearing deposits.............................  $   79,978  $   65,056
Savings deposits..........................................     140,848     127,660
Certificates of Deposit...................................     191,477     182,063
                                                            ----------  ----------
   Total deposits.........................................     412,303     374,779
Federal funds purchased and securities sold  under
  repurchase agreements...................................      28,321      27,038
Federal Home Loan Bank advances...........................      25,000      25,000
Interest bearing demand notes issued to the United
  States Treasury and other liabilities for borrowed money         369       2,089
Other liabilities.........................................       1,854       1,693
                                                            ----------  ----------
   Total Liabilities......................................     467,847     430,599

STOCKHOLDERS' EQUITY
Common stock, $5 par value, 10,000,000 shares authorized
Issued 2,599,577 in 2001 and 2,590,540 in 2000............      12,998      12,953
Capital surplus...........................................      10,455      10,288
Retained earnings.........................................      27,341      23,297
Accumulated other comprehensive income (loss).............         118         (41)
                                                            ----------  ----------
   Total stockholders' equity.............................      50,912      46,497
                                                            ----------  ----------
   Total liabilities and stockholders' equity.............  $  518,759  $  477,096
                                                            ==========  ==========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------
Years Ended December 31,                                      2001     2000     1999
----------------------------------------------------------------------------------------
                                        Dollars in Thousands except per share amounts)
INTEREST INCOME
Interest and fees on loans.................................. $27,666  $26,351  $21,718
Interest on investment securities
  Taxable...................................................   4,389    4,383    4,846
  Exempt from income tax....................................   2,490    2,699    2,700
                                                             -------  -------  -------
                                                               6,879    7,082    7,546
Interest on trading account securities......................       -        -        -
Interest on federal funds sold..............................     563      211      219
                                                             -------  -------  -------
    Total interest income...................................  35,108   33,644   29,483

INTEREST EXPENSE
Interest on savings deposits................................   2,783    3,897    3,796
Interest on Certificates of Deposit.........................  10,874    9,914    8,752
Interest on federal funds purchased and securities
 sold under repurchase agreements...........................     887    1,344      960
Interest on Federal Home Loan Bank advances.................   1,539    1,425      273
Interest on demand notes issued to the United
 States Treasury and other liabilities for borrowed money...      73      127       81
                                                             -------  -------  -------
   Total interest expense...................................  16,156   16,707   13,862
                                                             -------  -------  -------
Net interest income.........................................  18,952   16,937   15,621
Provision for loan losses...................................   1,200      625      650
                                                             -------  -------  -------
    Net interest income after provision for loan losses.....  17,752   16,312   14,971

OTHER INCOME
Income from fiduciary activities............................   2,738    2,460    2,306
Service charges on deposit accounts.........................   2,640    2,255    2,177
Other service charges, commissions and fees.................     746      726      691
Security gains (losses), net................................      (1)      44      (54)
Income from trading account.................................       -        -        -
Other operating income......................................     419      200      266
                                                             -------  -------  -------
   Total other income.......................................   6,542    5,685    5,386

OTHER EXPENSE
Salaries and employee benefits..............................  10,115    9,336    8,677
Occupancy expense...........................................   1,102    1,054      967
Equipment expense...........................................   1,620    1,492    1,294
Other operating expense.....................................   4,013    3,775    3,382
                                                             -------  -------  -------
   Total other expenses.....................................  16,850   15,657   14,320
                                                             -------  -------  -------
Income before income taxes..................................   7,444    6,340    6,037
Income taxes................................................   1,734    1,207    1,215
                                                             -------  -------  -------
Net income.................................................. $ 5,710  $ 5,133  $ 4,822
                                                             =======  =======  =======

Basic Earnings per Share
Average shares outstanding (in thousands)...................   2,594    2,587    2,579
Net income per share of common stock........................ $  2.20  $  1.98  $  1.87

Diluted Earnings per Share
Average shares outstanding (in thousands)...................   2,612    2,588    2,588
Net income per share of common stock........................ $  2.19  $  1.98  $  1.86

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------
Years Ended December 31,                                           2001        2000        1999
----------------------------------------------------------------------------------------------------
                                                                       Dollars in Thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................................  $   5,710   $   5,133   $   4,822
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..............................      1,431       1,311       1,166
  Provision for loan losses..................................      1,200         625         650
  (Gains) losses on sale of investment securities, net.......          1         (44)         54
  Net amortization and accretion of securities...............         45          65          83
  Net (increase) decrease in trading account.................          -           -           -
  Loss on disposal of equipment..............................          4          41          78
 (Increase) decrease in other real estate owned..............        (17)       (396)       (216)
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)...............         42        (785)        182
  Increase (decrease) in other liabilities...................       (193)        289         188
                                                               ---------   ---------   ---------
    Net cash provided by operating activities................      6,239       7,007       5,428

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities ........................    (50,955)     (3,041)    (26,529)
  Proceeds from maturities and calls of securities ..........     32,099       2,295      31,315
  Proceeds from sales of available - for - sale securities ..      6,923       7,285       1,346
  Proceeds from sales of held - to - maturity securities.....          -           -           -
  Loans made to customers....................................   (124,190)   (109,388)   (121,045)
  Principal payments received on loans.......................     96,661      71,038      74,869
  Purchases of premises and equipment........................       (795)     (2,087)     (3,516)
  Proceeds from sales of premises and equipment..............          -           -           -
  Additions to other real estate owened......................       (713)          -           -
  Proceeds from sales of other real estate owned.............        477           -         346
  (Increase) decrease in federal funds sold..................        379      (5,156)      6,337
                                                               ---------   ---------   ---------
    Net cash provided by (used in) investing activities......    (40,114)    (39,054)    (36,877)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits.......     14,922       2,050      (2,330)
  Increase (decrease) in savings deposits....................     13,188      (1,103)      7,081
  Proceeds from the sale of Certificates of Deposit..........     67,117      72,263      56,054
  Payments for maturing Certificates of Deposit..............    (57,703)    (59,347)    (43,300)
  Increase (decrease) in federal funds purchased and
   repurchase agreements.....................................      1,283       4,197       3,712
  Increase (decrease) in Federal Home Loan Bank advances.....          -      18,000       7,000
  Increase (decrease) in interest bearing
   demand notes and other borrowed money.....................     (1,720)     (1,229)      2,969
  Proceeds from issuance of common stock.....................        154         129         166
  Dividends paid.............................................     (1,608)     (1,501)     (1,393)
                                                               ---------   ---------   ---------
    Net cash provided by financing activities................     35,633      33,459      29,959

    Net increase (decrease) in cash and due from banks.......      3,742         644          89
     Cash and due from banks at beginning of period..........     11,044      10,400      10,311
                                                               ---------   ---------   ---------
    Cash and due from banks at end of period.................  $  14,786   $  11,044   $  10,400


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest.................................................  $  16,406   $  16,382   $  13,702
    Income taxes.............................................      1,775       1,475       1,150

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING TRANSACTIONS
  Unrealized gain (loss) on investment
    securities, net of tax...................................  $     513   $   1,922   $  (2,794)

  Additional minimum liability related to pension............  $    (354)  $       -   $       -

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                          Common                                      Other              Total
                                          Stock        Capital      Retained      Comprehensive       Stockholders'
                                       (Par Value)     Surplus      Earnings      Income (Loss)         Equity
----------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
YEAR ENDED DECEMBER 31, 1999
Balance, beginning of year...........    $ 12,877      $ 10,020      $16,285      $      831            $   40,013
Comprehensive income
  Net income.........................           -             -        4,822               -                 4,822
  (Decrease) increase in unrealized
   gain on investment securities.....           -             -            -          (2,794)               (2,794)
                                         --------      --------      -------      ----------            ----------
Total comprehensive income...........           -             -        4,822          (2,794)                2,028
Sale of stock........................          39           166          (39)              -                   166
Cash dividends paid..................           -             -       (1,393)              -                (1,393)
                                         --------      --------      -------      ----------            ----------
Balance, end of year.................    $ 12,916      $ 10,186      $19,675      $   (1,963)           $   40,814
                                         ========      ========      =======      ==========            ==========

YEAR ENDED DECEMBER 31, 2000

Balance, beginning of year...........    $ 12,916      $ 10,186      $19,675      $   (1,963)           $   40,814
Comprehensive income
  Net income.........................           -             -        5,133               -                 5,133
  (Decrease) increase in unrealized
   gain on investment securities.....           -             -            -           1,922                 1,922
                                         --------      --------      -------      ----------            ----------
Total comprehensive income...........           -             -        5,133           1,922                 7,055
Sale of stock........................          37           102          (10)              -                   129
Cash dividends paid..................           -             -       (1,501)              -                (1,501)
                                         --------      --------      -------      ----------            ----------
Balance, end of year.................    $ 12,953      $ 10,288      $23,297      $      (41)           $   46,497
                                         ========      ========      =======      ==========            ==========

YEAR ENDED DECEMBER 31, 2001

Balance, beginning of year...........    $ 12,953      $ 10,288      $23,297      $      (41)           $   46,497
Comprehensive income
  Net income.........................           -             -        5,710               -                 5,710
  (Decrease) increase in unrealized
   gain on investment securities.....           -             -            -             513                   513
  Minimum pension liability adjustment          -             -            -            (354)                 (354)
                                         --------      --------      -------      ----------            ----------
Total comprehensive income...........           -             -        5,710             159                 5,869
Sale of stock........................          45           167          (58)              -                   154
Cash dividends paid..................           -             -       (1,608)              -                (1,608)
                                         --------      --------      -------      ----------            ----------
Balance, end of year.................    $ 12,998      $ 10,455      $27,341      $      118            $   50,912
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

NOTE 2, Investment Securities
-----------------------------

At December 31, 2001, the investment securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts, and investment securities available-for-sale are carried at market value.

The amortized cost and fair value of investment securities held-to-maturity at December 31, 2001 and 2000, were:
----------------------------------------------------------------------------------------------------------------
                                                 Amortized     Unrealized     Unrealized        Market
                                                   Cost           Gains         Losses           Value
                                                                 (Dollars in Thousands)
      December 31, 2001:
      United States Treasury securities....      $    424       $     6        $     -        $    430
       Obligations of other United
        States Government Agencies.........      $ 36,444       $ 1,487        $     -        $ 37,931
       Obligations of state and political
        subdivisions.......................         1,215            46              -           1,261
                                                 --------       -------        -------        --------
                                                 $ 38,083       $ 1,539        $    -         $ 39,622
                                                 ========       =======        =======        ========
      December 31, 2000:
       United States Treasury securities...      $    499       $     6        $     -        $    505
       Obligations of other United
        States Government Agencies.........        44,437             -        $   246          44,191
       Obligations of state and political
        subdivisions.......................         1,305            82              -           1,387
                                                 --------       -------        -------        --------
                                                 $ 46,241       $    88        $  (246)       $ 46,083
                                                 ========       =======        =======        ========


The amortized cost and fair values of investment securities available-for-sale at December 31, 2001 were:
---------------------------------------------------------------------------------------------------------
                                                 Amortized     Unrealized     Unrealized        Market
                                                   Cost          Gains          Losses           Value
                                                                (Dollars in Thousands)
      United States Treasury securities....      $  1,027       $    62        $     -        $  1,089

      Obligations of other United States
       Government agencies.................        42,118           487           (307)         42,298

      Obligations of state and political
        subdivisions.......................        50,827           970           (462)         51,335

      Money Market investment..............         1,312             -              -           1,312

      Federal Home Loan Bank Stock.........         1,700             -              -           1,700

      Federal Reserve Bank stock...........           169             -              -             169

      Other marketable equity securities...            50             -            (35)             15
                                                 --------       -------        -------        --------
      Total................................      $ 97,203       $ 1,519        $  (804)       $ 97,918
                                                 ========       =======        =======        ========

The amortized cost and fair values of investment securities available-for-sale at December 31, 2000 were:
---------------------------------------------------------------------------------------------------------
                                                 Amortized     Unrealized     Unrealized        Market
                                                   Cost          Gains          Losses           Value
                                                                (Dollars in Thousands)
      United States Treasury securities....      $  1,036       $    32        $     -        $  1,068

      Obligations of other United States
       Government agencies.................        17,266            60           (104)         17,222

      Obligations of state and political
        subdivisions.......................        53,130           656           (543)         53,243

      Adjustable Rate Mortgage Fund........         3,807             -           (133)          3,674

      Federal Home Loan Bank Stock.........         1,700             -              -           1,700

      Federal Reserve Bank stock...........           169             -              -             169

      Other marketable equity securities...            50             -            (30)             20
                                                 --------       -------        -------        --------
      Total................................      $ 77,158       $   748        $  (810)       $ 77,096
                                                 ========       =======        =======        ========

                                                                           -27-

-----------------------------------------

Investment securities carried at $51.8 million and $57.3 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

The amortized cost and approximate market values of investment securities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  December 31, 2001

                                                                  Available-For-Sale              Held-To-Maturity
                                                                  ------------------              ----------------
                                                              Amortized         Market         Amortized         Market
                                                                Cost            Value            Cost            Value
                                                                                 (Dollars in Thousands)
     Due in one year or less....................               $  1,452        $  1,466        $   7,250         $  7,445
     Due after one year through five years......                 52,105          52,699           29,618           30,916
     Due after five years through ten years.....                 28,259          28,742                -                -
     Due after ten years........................                 12,156          11,815            1,215            1,261
                                                               --------        --------        ---------         --------
       Total debt securities....................                 93,972          94,722           38,083           39,622
     Other securities without stated maturities.                  3,231           3,196                -               -
                                                               --------        --------        ---------         --------
     Total investment securities                               $ 97,203        $ 97,918        $  38,083         $ 39,622
                                                               ========        ========        =========         ========

The proceeds from the sale and maturities of investment securities, and the related realized gains and losses are shown below:

                                                2001        2000         1999
                                                      (Dollars in Thousands)
     Proceeds from sales and
       maturities of investments............  $ 39,022    $  9,580    $  32,661
                                              ========    ========    =========

     Realized gains........................   $    102    $     44    $       -
     Realized losses.......................        103           -           54
                                              --------    --------    ---------
       Net gains (losses)..................   $     (1)   $     44    $     (54)
                                              ========    ========    =========

NOTE 3, Loans
-------------

At December 31, loans before allowance for loan losses consisted of:

                                              2001           2000
                                             (Dollars in Thousands)

   Commercial and other...............      $ 51,608       $ 62,181
   Real estate - construction.........        27,056         15,219
   Real estate - mortgage.............       177,237        155,367
   Installment loans to individuals...        87,625         83,829
   Tax exempt loans...................         2,957          3,314
                                            --------       --------
      Total...........................      $346,483       $319,910
                                            ========       ========

Information concerning loans which are contractually past due or in non-accrual status is as follows:

                                              2001           2000
                                            (Dollars in Thousands)

   Contractually past due loans -
    past due 90 days or more and
    still accruing interest.....            $    450       $    470
                                            ========       ========
   Loans which are in
    non-accrual status..........            $    351       $     37
                                            ========       ========

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $2.0 million and $3.0 million at December 31, 2001 and 2000, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders' equity at December 31, 2001.

                                         2001        2000
                                         ----        ----
                                     (Dollars in thousands)

     Balance, beginning of year.....   $ 2,989     $ 1,980
     Additions......................         5       1,263
     Reductions.....................    (1,191)       (254)
                                       -------     -------
     Balance, end of year...........   $ 1,803     $ 2,989
                                       =======     =======

The bank does not account for any of its loans under the provisions of Statement of Financial Accounting Standards No. 114 or 118 related to impaired loans.

NOTE 4, Allowance for Loan Losses
---------------------------------

Changes in the allowance for loan losses are as follows:

                                       2001           2000          1999
                                             (Dollars in Thousands)

   Balance, beginning of year...     $  3,649       $  3,111       $ 2,855
   Recoveries...................          504            665           399
   Provision for loan losses....        1,200            625           650
   Loans charged off............       (1,459)          (752)         (793)
                                     --------       --------       -------
   Balance, end of year......        $  3,894       $  3,649       $ 3,111
                                     ========       ========       =======

NOTE 5, Premises and Equipment
------------------------------

At December 31, premises and equipment consisted of:
                                                     2001          2000
                                                  (Dollars in Thousands)
   Land..............................             $ 3,496      $   3,453
   Buildings.........................              11,335         11,419
   Leasehold improvements............                 901            805
   Furniture, fixtures and equipment.               9,919         10,144
                                                  -------      ---------
     Total cost......................              25,651         25,821
   Less accumulated..................
    depreciation and amortization....              11,231         10,762
                                                  -------      ---------
     Net book value..................             $14,420      $  15,059
                                                  =======      =========

NOTE 6, Other Real Estate Owned
-------------------------------

Other real estate consisted of the following at December 31:

                                                    2001          2000
                                                  (Dollars in Thousands)
   Foreclosed real estate............             $   713      $     460
   Property held for sale............                 290            290
                                                  -------      ---------
         Total...........................         $ 1,003      $     750
                                                  =======      =========

NOTE 7.  Deposits
-----------------

The aggregate amount of certificates of deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $45,804,000 and $40,377,000,
respectively.

At December 31, 2001, the scheduled maturities of certificates of deposits are as follows:

                                      Year     (Dollars in Thousands)

                                      2001       $      -
                                      2002        128,487
                                      2003         43,600
                                      2004         10,628
                                      2005          5,509
                                   Thereafter       3,253
                                                 --------
                                                 $191,477
                                                  =======

NOTE 8, Indebtedness
--------------------

The Bank's short-term borrowings include federal funds purchased, securities sold under repurchase agreements (including $1.7 million and $1.6 million to directors in 2001 and 2000, respectively) and United States Treasury Demand Notes. The federal funds purchased and securities sold under repurchase agreements are held under various maturities and interest rates. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.

NOTE 9, Stock Option Plan
-------------------------

The Company has stock option plans which reserve 242,348 shares of common stock for grants to key employees. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and an option's maximum term is ten years. A summary of the exercisable incentive stock options is presented below:

                                        Outstanding     Granted      Exercised     Expired      Outstanding
                                         Beginning      During        During        During         At End
                                          of Year      the Year      the Year      the Year       of Year

   1999
   ----
   Shares............................     143,634              -       (3,620)       (2,040)       137,974
   Weighted average exercisable price    $  29.33      $       -      $ 18.48      $  30.94      $   29.60

   2000
   ----
   Shares............................     137,974         57,000       (2,220)      (10,870)       181,884
   Weighted average exercisable price    $  29.60      $   18.40      $ 18.75      $  36.29      $   25.82

   2001
   ----
   Shares............................     181,884         68,244       (5,280)       (2,500)       242,348
   Weighted average exercisable price    $  25.82      $   24.20      $ 18.51      $  24.20      $   25.54

At December 31, 2001, exercise prices on outstanding options ranged from $18.13 to $41.86 per share and the weighted average remaining contractual life was 7 years.

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

                                             2001      2000      1999

   Pro-forma net income (in thousands)..   $ 5,510    $5,112    $4,793
                                           =======    ======    ======

   Pro-forma earnings per share.........   $  2.11    $ 1.98    $ 1.85
                                           =======    ======    ======

Pro-forma amounts were computed using a 6% risk free interest rate over a 10 year term using an annual dividend rate of between 1.29% and 3.15% and a .01% volatility rate.

The pro-forma effect of the potential exercise of stock options on basic earnings per share would be to increase the number of weighted average number of outstanding shares by approximately 18,000 in 2001, 1,000 in 2000 and 9,000 in 1999.

The Company also has an Employee Stock Purchase Plan which reserves 44,970 shares of common stock for eligible employees. The purchase price is 95% of the lesser of (1) the common stock's fair market value at July 1 or (2) the common stock's fair market value at the following June 30. During 2001, 9,037 shares of common stock were purchased by employees.


NOTE 10, Income Taxes
---------------------

The components of income tax expense are as follows:

                                             2001      2000      1999
                                              (Dollars in Thousands)

   Currently payable....................   $ 1,776    $1,302    $1,213
   Deferred.............................       (42)      (95)        2
                                           -------    ------    ------
   Reported tax expense.................   $ 1,734    $1,207    $1,215
                                           =======    ======    ======


The items that caused timing differences affecting deferred income taxes are as follows:

                                             2001       2000     1999
                                               (Dollars in Thousands)

   Provision for loan losses............   $  (108)   $ (177)   $ (108)
   Pension plan expenses................        (5)       37        34
   Deferred loan fees, net..............        10         7        27
   Security gains and losses............       (32)       15        (6)
   Interest on certain non-accrual loans        57        16        22
   Depreciation.........................        36        70        38
   Foreclosed assets....................         -       (64)        -
   Other................................         -         1        (5)
                                           -------    ------    ------
   Total                                   $   (42)   $  (95)   $    2
                                           =======    ======    ======

A reconciliation of the "expected" Federal income tax expense on income before income taxes with the reported income tax expense follows:

                                             2001      2000      1999
                                             (Dollars in Thousands)

   Expected tax expense (34%)...........   $ 2,531    $2,156    $2,053
   Interest expense on tax exempt assets       118       143       128
   Tax exempt interest..................      (912)   (1,097)     (967)
   Disqualified incentive stock options.         -         -       (14)
   Other, net...........................        (3)        5        15
                                           -------    ------    ------
   Reported tax expense.................   $ 1,734    $1,207    $1,215
                                           =======    ======    ======

---------------------------------

The components of the net deferred tax asset included in other assets are as follows at December 31:


                                              2001      2000
                                         (Dollars in Thousands)

   Components of Deferred Tax Liability:
    Depreciation.......................... $  (310)   $ (287)
    Accretion of discounts on securities..     (19)      (16)
    Net unrealized (gain) on
     available-for-sale securities........    (243)        -
    Deferred loan fees and costs..........    (142)     (132)
    Pension...............................    (105)     (110)
                                           -------    ------
     Deferred tax liability...............    (819)     (545)

    Components of Deferred Tax Asset:
     Allowance for loan losses............   1,102       993
     Net unrealized loss on
      available-for-sale securities.......       -        21
     Interest on non-accrual loans........      53       110
     Deferred compensation................       -         -
     Foreclosed assets....................      64        64
     Capital loss carry forward...........      42         7
     Trust organizational cost............      13         -
                                           -------    ------
      Deferred tax asset, net............. $   455    $  650
                                           =======    ======

NOTE 11, Lease Commitments
--------------------------

The Bank has noncancellable leases on premises and equipment expiring at various dates, including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2000, under noncancellable leases is $1.3 million which is due as follows:

                                    Year (Dollars in Thousands)

                                    2002   $   293
                                    2003       199
                                    2004       302
                                    2005       120
                                    2006        52
                Remaining term of leases       229
                                           -------
                                   Total   $ 1,195
                                           =======

The aggregate rental expense of premises and equipment was $287 thousand, $220 thousand and $219 thousand for 2001, 2000 and 1999 respectively.

NOTE 12, Pension Plan
---------------------

The following tables set forth the Pension Plan's changes in benefit obligation, plan assets, funded status, assumptions and the components of net periodic benefit cost recognized in the Bank's financial statements at December 31:

                                                          Pension Benefits
                                                         2001           2000
                                                      -----------------------
                                                       (Dollars in Thousands)
     Change in benefit  obligation
     Benefit obligation at beginning of year......... $  3,230       $  2,711
     Service cost....................................      214            173
     Interest cost...................................      240            215
     Actuarial change................................        -            349
     Benefits paid...................................     (151)          (218)
                                                      --------       --------
     Benefit obligation at end of year............... $  3,533       $  3,230
                                                      ========       ========

     Change in plan assets
     Fair value of plan assets at beginning of year.. $  2,559       $  2,726
     Actual return on plan assets....................     (153)          (225)
     Employer contribution...........................      287            276
     Benefits paid ..................................     (151)          (218)
                                                      --------       --------
     Fair value of plan assets at end of year........ $  2,542       $  2,559
                                                      ========       ========


     Funded Status................................... $   (991)      $   (671)
     Unrecognized prior service cost.................       15             22
     Unrecognized transition obligation..............        -            (12)
     Unrecognized actuarial gains (loss).............    1,286            984
                                                      --------       --------
     Prepaid (accrued) benefit cost.................. $    310       $    323
                                                      ========       ========

     Amounts recognized in the statement of
      financial position consist of:
     Prepaid benefit cost............................ $    310       $    323
     Accrued benefit liability.......................     (376)             -
     Intangible asset................................       22              -
     Accumulated other comprehensive income..........      354              -
                                                      --------       --------
                                                      $    310       $    323
                                                      ========       ========

     Weighted-average assumptions as of December 31:

                                                         2001           2000
                                                         --------------------
     Discount rate...................................    7.50%          7.50%
     Expected return on plan assets..................    8.00%          8.00%
     Rate of compensation increase...................    4.50%          4.50%


                                                         2001           2000        1999
                                                      -----------------------------------
     Components of net periodic benefit cost                  (Dollars in Thousands)
     Service Cost.................................... $    214       $    173     $   158
     Interest cost...................................      240            215         216
     Expected return on plan assets..................     (203)          (216)       (224)
     Amortization of prior service cost..............        7              7           7
     Amortization of transition obligation...........      (12)           (13)        (12)
     Amortization of unrecognized loss...............       55              -           -
                                                      --------       --------     -------
     Net periodic benefit cost....................... $    301       $    166     $   145
                                                      ========       ========     =======

NOTE 13, Profit Sharing
-----------------------

The Bank has a defined contribution profit sharing and thrift plan covering substantially all of its employees. The Bank may make profit sharing contributions to the plan as determined by the Board of Directors. In addition, the Bank matches thrift contributions by employees fifty cents for each dollar contributed. Expenses related to the plan totaled $280 thousand, $232 thousand and $ 246 thousand in 2001, 2000 and 1999 respectively.

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

     Off- balance sheet items at December 31 are as follows:

                                                2001         2000
                                              ---------------------
                                             (Dollars in Thousands)
     Commitments to extend credit:
     Home equity lines of credit.......       $11,931       $11,422
     Construction and development
      loans committed but not funded..         18,101         7,625
     Other lines of credit
      (principally commercial).........        28,196        44,603
                                              -------       -------
     Total                                    $58,228       $63,650
                                              =======       =======

     Irrevocable letters of credit......      $ 2,539       $   781

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. Most guarantees extend for less than two years and expire in decreasing amounts through 2003. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

NOTE 15, Fair Value of Financial Instruments
--------------------------------------------
The estimated fair value of the Bank's financial instruments at December 31 are as follows:

                                                              2001                           2000

                                                    Carrying         Fair           Carrying       Fair
                                                     Amount         Value            Amount       Value
                                                     (Dollars in Thousands)         (Dollars in Thousands)

    Cash and due from banks...................      $ 14,786        $ 14,786        $ 11,044      $ 11,044
    Investment securities, held-to-maturity...        38,083          39,622          46,241        46,083
    Investment securities, available-for-sale.        97,918          97,918          77,096        77,096
    Federal funds sold........................         5,018           5,018           5,397         5,397
    Loans, net of allowances for loan losses..       342,589         348,683         316,261       312,721

    Deposits:
    Non-interest bearing deposits............         79,978          79,978          65,056        65,056
    Savings deposits.........................        140,848         140,848         127,660       127,660
    Certificates of Deposit..................        191,477         195,302         182,063       182,489

    Securities sold under repurchase
     agreement and federal funds purchased....        28,321          28,321          27,038        27,038

    Federal Home Loan Bank Advances...........        25,000          29,147          25,000        24,897

    Interest bearing U.S. Treasury demand
     notes and other liabilities
     for borrowed money.......................           369             369           2,089         2,089

    Commitments to extend credit..............        58,228          58,228          63,650        63,650

    Irrevocable letters of credit.............         2,539           2,539             781           781

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

Federal Home Loan Bank advances are presented at estimated fair value using rates currently offered for advances of similar remaining maturities.

NOTE 16, Regulatory Matters
---------------------------

The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. At December 31, 2001, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00% respectively. The Company's actual ratios at that date were 13.97% and 15.05%. The Company's leverage ratio at December 31, 2001 was 9.77%.

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the banking subsidiary can distribute as dividends to the Company in 2002, without approval of the Comptroller of the Currency, $7.0 million plus an additional amount equal to the Bank's retained net profits for 2002 up to the date of any dividend declaration.

         OLD POINT FINANCIAL CORPORATION
                   PARENT ONLY
                  BALANCE SHEETS
---------------------------------------------------
As of December 31,
Dollars in thousands             2001     2000
---------------------------------------------------

ASSETS
Cash in bank                    $   276  $   225
Investment securities             1,215    1,305
Total Loans                           -        -
Investment in subsidiary         49,408   44,954
Other real estate owned               -        -
Other assets                         13       13
                                -------  -------
TOTAL ASSETS                    $50,912  $46,497
                                =======  =======

LIABILITIES AND
  STOCKHOLDERS EQUITY
Notes payable - bank            $     -  $     -
Other liabilities                     -        -
  Total liabilities                   -        -
Stockholders' equity             50,912   46,497
                                -------  -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY          $50,912  $46,497
                                =======  =======

              OLD POINT FINANCIAL CORPORATION
                         PARENT ONLY
                      INCOME STATEMENTS
-------------------------------------------------------------------
For the year ended December 31,
Dollars in thousands                       2001     2000     1999
-------------------------------------------------------------------
INCOME
Cash dividends from subsidiary            $1,700   $1,650   $1,985
Interest and Fees on Loans                     -        -        -
Interest income from
  investment securities                      113      123       27
Securities gains (losses)                      -        -      (54)
Other income                                 144      144       76
                                          ------   ------   ------
TOTAL INCOME                               1,957    1,917    2,034

EXPENSES
Interest on borrowed money                     -        -        -
Other expenses                               373      400       47
                                          ------   ------   ------
TOTAL EXPENSES                               373      400       47

Income before taxes and undistributed
  net income of subsidiary                 1,584    1,517    1,987
Income tax                                   (66)     (74)      (7)
                                          ------   ------   ------
Net income before undistributed
  net income of subsidiary                 1,650    1,591    1,994
Undistributed net income of subsidia       4,060    3,542    2,755
                                          ------  -------   ------
NET INCOME                                $5,710  $ 5,133   $4,749

                                     OLD POINT FINANCIAL CORPORATION
                                               PARENT ONLY
                                         STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
For the year ending December 31,                                         2001        2000        1999
Dollars in thousands
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)                                                     $  5,710     $ 5,133     $ 4,749
Adjustments to Reconcile Net Income to Net Cash Provided by
 operating activities:
Equity in undistributed (earnings) losses of subsidiaries               (4,060)     (3,543)     (2,755)
(Gain) or Loss on sales of assets                                            -           -          54
Increase (decrease) in other assets                                          -          12         (25)
Increase (decrease) in other liabilities                                     -           -           -
                                                                      --------     -------     -------
  Net cash provided (used) by operating activities                       1,650       1,602       2,023

CASH FLOWS FROM INVESTING ACTIVITIES

Maturity/call of investment securities                                      90         100      (1,500)
Sales of available-for-sale securities                                       -           -       1,441
Payments for investments in and advances to subsidiaries                  (235)       (165)     (1,020)
Sale or repayment of investments in and advances to subsidiaries             -           -          50
(Purchase)/Sale of Premises and Equipment                                    -           -           -
Loans to customers                                                           -           -           -
                                                                      --------     -------     -------
Net cash provided (used) by investing activities                          (145)        (65)     (1,029)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in borrowed money                                        -           -           -
Proceeds from issuance of common stock                                     154         129         165
Dividends paid                                                          (1,608)     (1,501)     (1,393)
Other, net                                                                   -           -           -
                                                                      --------     -------     -------
Net cash provided (used) by financing activities                        (1,454)     (1,372)     (1,228)

Net increase in cash and due from banks                                     51         165        (234)
Cash and due from banks at beginning of period                             225          60         294
                                                                      --------     -------     -------
Cash and due from banks at end of period                              $    276     $   225     $    60

Accounting Rule Changes
-----------------------
None.

Regulatory Requirements and Restrictions
----------------------------------------
For the reserve maintenance period in effect at December 31, 2001, 2000 and 1999 the bank was required to maintain with the Federal
Reserve   Bank   of   Richmond  an  average  daily  balance   totaling
approximately   $581  thousand,  $350  thousand  and   $350   thousand
respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant

      The twelve persons named below, all of whom currently serve as  directors  of  the  Company, will be nominated  to  serve  as
directors   until  the  2003  Annual  Meeting,  or  until   their
successors have been duly elected and have qualified.

                                                                                 Amount and Nature of
                                             Principal                           Beneficial Ownership
                                 Director    Occupation For                      as of March 15, 2002
Name (Age)                       Since (1)   Past Five Years                     (Percent of Class)(2)(3)
---------------------------------------------------------------------------------------------------------
Dr. Richard F. Clark (69)        1981        Pathologist (retired)                   65,369      (4)
                                             Sentara Hampton General Hospital        (2.5%)

Russell Smith Evans Jr. (59)     1993        Assistant Treasurer and                  4,650      (4)
                                             Corporate Fleet Manager                   *
                                             Ferguson Enterprises

G. Royden Goodson, III (46)      1994        President                                8,873      (4)
                                             Warwick Plumbing & Heating Corp.          *

Dr. Arthur D. Greene (57)        1994        Surgeon - Partner                        5,319      (4)
                                             Tidewater Orthopaedic Associates          *

Gerald E. Hansen (60)            2000         President                               4,840
                                              Chesapeake Insurance Services, Inc.      *

Stephen D. Harris (60)           1988         Attorney-at-Law - Partner              11,690      (4)
                                              Geddy, Harris, Franck & Hickman, L.L.P.  *

John Cabot Ishon (55)            1989         President                              18,788      (4)
                                              Hampton Stationery                       *

Eugene M. Jordan (78)            1964         Attorney-at-Law                        21,000      (4)
                                              Jordan, Ishon & Jordan, P.C.

John B. Morgan, II (55)          1994         President                               5,385      (4)
                                              Morgan Marrow Insurance                  *

Louis G. Morris (47)             2000         President & CEO                        28,900      (4)
                                              Old Point National Bank                (1.1%)

Dr. H. Robert Schappert (63)     1996         Veterinarian - Owner                   91,740      (4)
                                              Beechmont Veterinary Hospital          (3.5%)

Robert F. Shuford (64)           1965         Chairman of the Board,
                                              President & CEO                       356,058      (4)(5)
                                              Old Point Financial Corporation       (13.5%)
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

(3) Includes shares held (i) by their close relatives or held jointly with their spouses, (ii) as custodian or trustee for the benefit of their children or others, or (iii) as attorney-in-fact subject to a general power of attorney - Dr. Clark, 200 shares; Mr. Evans, 650 shares; Dr. Greene, 1,968 shares; Mr. Hansen,
     628 shares; Mr. Harris, 417 shares, Mr. Ishon, 7,488 shares; Mr. Jordan, 5,000 shares; Mr. Morgan, 2,985 shares; Dr. Schappert, 81,370 shares; and Mr. Shuford, 75,590 shares.

(4) Includes shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the 1989 and 1998 Old Point Stock Option Plans - Dr. Clark 2,000, Mr. Evans 2,000, Mr. Goodson 2,000, Dr. Greene 2,000, Mr. Hansen 1,000, Mr. Harris 2,000, Mr. Ishon 2,000, Mr. Jordan 2,000, Mr. Morgan 2,000,
     Mr. Morris 13,610, Dr. Schappert 2,000, and Mr. Shuford 28,958.

(5)  Mr.   Shuford  is  one  of  three  directors  of  the  VuBay
     Foundation, a charitable foundation organized under 501(c)(3) of the Internal Revenue Code of 1986, as amended. A majority of the Directors have the power to vote shares of Company common stock owned by the foundation. The foundation owned 193,584 shares of stock as of March 15, 20021. Mr. Shuford disclaims any beneficial ownership of these shares.

      There are two family relationships among the directors and executive officers. Mr. Jordan is the father-in-law of Mr. Ishon. Mr. Shuford and Dr. Schappert are married to sisters. None of the directors serve as a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

There were no delinquent Securities and Exchange Commission  Form
4 filings during 2001.

In addition to the executive officers included in the preceding list of directors, the persons listed below are executive officers of the Company.


Name and (Age)               Principal Occupation with the Registrant

Cary B. Epes (53)            Senior Vice President/Credit
                             Mr. Epes also serves as Executive Vice
                             President and Chief Credit Officer for
                             Old Point National Bank.

Margaret P.  Causby (51)     Senior Vice President/Administration
                             Ms. Causby also serves as Executive Vice
                             President and Chief Administrative
                             Officer for Old Point National Bank.

Frank E. Continetti (42)     Executive Vice President/Trust
                             Mr. Continetti also serves as President
                             and Chief Executive Officer for Old
                             Point Trust & Financial Services, N.A.

Laurie D. Grabow (44)        Senior Vice President/Finance
                             Ms.  Grabow  also serves as  Senior  Vice
                             President and Chief Financial Officer for Old Point National Bank.

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

                   SUMMARY COMPENSATION TABLE

                       Annual Compensation
                                                                        Amount of
                                                                        Nature of
                                                                        Beneficial
                                                                        Ownership as of
                                                                        March 15, 2002
Name and Principal                                     All Other        (Percent of
Position                Year      Salary(1) Bonus(2)   Compensation(3)  Class)(4)(5)(6)
-----------------------------------------------------------------------------------------
Robert F. Shuford,      2001      $158,600  $33,000    $16,006          356,058
Chairman, President     2000      $156,800  $27,000    $15,519          (13.5%)
& CEO ( Company)        1999      $153,500  $27,000    $17,556

Louis G. Morris         2001      $130,600  $27,500    $10,729           28,900
President & CEO         2000      $129,800  $22,500    $10,241           (1.1%)
(Bank)                  1999      $100,267  $18,048    $ 9,220

Cary B. Epes            2001      $107,000  $23,540    $ 9,329           15,635
EVP/CCO (Bank)          2000      $107,000  $19,260    $ 8,948             *
                        1999      $ 99,267  $17,868    $ 9,340

Margaret P. Causby      2001      $106,000  $23,320    $ 9,532           15,665
EVP/CAO (Bank)          2000      $106,000  $19,080    $ 8,863             *
                        1999      $ 97,947  $17,630    $ 9,004

Frank E.Continetti      2001      $103,333  $11,160    $ 9,112            6,256
President & CEO         2000      $102,000  $15,000    $ 8,511              *
OPT&FS, NA              1999      $ 83,409  $10,759    $ 7,724


 (1) Salary  includes directors' fees as follows:  Mr. Shuford  -
     2001, $8,600, 2000,  $6,800 and 1999, $3,900.  Mr.  Morris  -
     2001, $5,600 and 2000, $4,800.  Mr. Continetti - 2001, $3,500
     and 2000, $2,000.

(2) Bonus consideration for Mr. Shuford is paid in the year following the year in which the bonus is earned so that the Compensation Committee can evaluate year-end results. Bonus consideration for Mr. Morris, Mr. Epes, Mrs. Causby and Mr. Continetti is paid in the year in which it is earned.

(3)  Mr. Shuford has received other compensation as follows:

                                      2001     2000     1999
                                     ------   ------   ------
     Deferred Profit Sharing        $ 4,119  $ 3,896  $ 4,532
     Cash Profit Sharing              3,823    3,559    4,210
     401(k) Matching Plan             4,500    4,500    4,488
     Group Term Insurance             3,564    3,564    4,326
                                    -------- -------  -------
     Total                          $16,006  $15,519  $17,556

     Mr. Morris has received other compensation as follows:

                                      2001     2000     1999
                                    -------  -------  -------
     Deferred Profit Sharing        $ 3,433  $ 3,247  $ 3,037
     Cash Profit Sharing              3,186    2,966    2,821
     401(k) Matching Plan             3,750    3,750    3,008
     Group Term Insurance               360      278      354
                                    -------  -------  -------
     Total                          $10,729  $10,241  $ 9,220

     Mr. Epes has received other compensation as follows:

                                      2001     2000     1999
                                    -------  -------  -------
     Deferred Profit Sharing        $ 2,939  $ 2,779  $ 3,007
     Cash Profit Sharing              2,727    2,539    2,793
     401(k) Matching Plan             3,210    3,210    2,978
     Group Term Insurance               453      420      562
                                    -------  -------  -------
     Total                          $ 9,329  $ 8,948  $ 9,340

                                  -42-

     Mrs. Causby has received other compensation as follows:

                                      2001     2000     1999
                                     ------   ------   ------
     Deferred Profit Sharing        $ 2,911  $ 2,753  $ 2,967
     Cash Profit Sharing              2,701    2,516    2,756
     401(k) Matching Plan             3,180    3,180    2,938
     Group Term Insurance               740      414      343
                                    -------  -------  -------
     Total                          $ 9,532  $ 8,863  $ 9,004

     Mr. Continetti has received other compensation as follows:

                                      2001     2000     1999
                                     ------   ------   ------
     Deferred Profit Sharing        $ 2,838  $ 2,598  $ 2,527
     Cash Profit Sharing              2,634    2,373    2,347
     401(k) Matching Plan             3,100    3,000    2,502
     Group Term Insurance               540      540      348
                                    -------  -------  -------
     Total                          $ 9,112  $ 8,511  $ 7,724

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

(6) Include shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the 1989 and 1998 Old Point Stock Option Plans-Mr. Shuford 28,958 shares, Mr. Morris 13,610 shares, Mr. Epes 13,730 shares, Mrs. Causby 13,830 shares and Mr. Continetti, 5,700 shares.

Item 12. Security Ownership of certain Beneficial Owners and
Management

Security ownership of certain beneficial owners and management is detailed in Part III, Item 10 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

      Some of the Company's directors, executive officers, and members of their immediate families, and corporations, partnerships and other entities of which such persons are officers, directors, partners, trustees, executors or beneficiaries, are customers of the Bank. As of December 31, 2001 borrowing by all policy making officers and directors amounted to $2.0 million. This represented 3.5% of the total equity capital accounts of the Company as of December 31, 2001. All loans and commitments to lend included in such transactions were  made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other
persons   and   did  not  involve  more  than  normal   risk   of
collectibility or present other unfavorable features. It is the policy of the Bank to provide loans to officers who are not executive officers and to employees at more favorable rates than
those  prevailing at the time for comparable  transactions   with
other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

      The law firm of Troutman Sanders Mays & Valentine L.L.P. serves as legal counsel to the Company. Jordan, Ishon & Jordan serve as legal counsel to the Bank and Trust Company. Mr. Eugene
M. Jordan is a member of the firm. During 2001, the firm received a retainer and fees totaling $50,588. Morgan Marrow Insurance of which John B. Morgan, II is President, provided insurance for which the Company paid $232,228 during 2001. The 2001 amount paid includes $179,207 in three premiums for coverage through 2003. Hampton Stationery, of whom John Cabot Ishon is President, Geddy, Harris, Franck & Hickman L.L.P. of which Stephen D. Harris is a partner, and Warwick Plumbing & Heating Corp. of which G. Royden Goodson, III is President provide products and services to the Company.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8

     A.1  Financial Statements:

          The following audited financial statements are included in Part II,
          Item 8, of this Annual Report on Form 10-K.

          Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Income
            Years Ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Changes in Stockholders' Equity
            Years Ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Cash Flows
            Years Ended December 31, 2001, 2000 and 1999
          Notes to Financial Statements
          Auditor's Report

     A.2  Financial Statement Schedules:

          Schedule                                     Location

          Average Balance Sheets, Net Interest
            Income and Rates                           Part I, Item 1
          Analysis of Change in Net Interest Income    Part I, Item 1
          Interest Sensitivity Analysis                Part I, Item 1
          Investment Security Maturities & Yields      Part I, Item 1
          Loans                                        Part I, Item 1
          Maturity Schedule of Selected Loans          Part I, Item 1
          Nonaccrual, Past Due and Restructured Loans  Part I, Item 1
          Analysis of the Allowance for Loan Losses    Part I, Item 1
          Allocation of the Allowance for Loan Losses  Part I, Item 1
          Deposits                                     Part I, Item 1
          Certificates of Deposit of $100,000 and more Part I, Item 1
          Return on Average Equity                     Part I, Item 1
          Short Term Borrowings                        Part I, Item 1
          Selected Financial Data                      Part II, Item 6
          Capital Ratios                               Part II, Item 7
          Dividends Paid and Market Price of
            Common Stock                               Part II, Item 7
          Investment Securities                        Part II, Item 8
          Proceeds from sales and maturities of
            securities                                 Part II, Item 8
          Premises and Equipment                       Part II, Item 8
          Other Real Estate Owned                      Part II, Item 8
          Stock Option Plan                            Part II, Item 8
          Components of Income Tax Expense             Part II, Item 8
          Reconciliation of Expected and
            Reported Income Tax Expense                Part II, Item 8
          Lease Commitments                            Part II, Item 8
          Pension Plan                                 Part II, Item 8
          Commitments and Contingencies                Part II, Item 8
          Fair Value of Financial Instruments          Part II, Item 8
          Directors and Executive Officer              Part III, Item 10
          Executive Compensation                       Part III, Item 11

     A.3  Exhibits:

          3    Articles of Incorporation and Bylaws
          4    Not Applicable
          9    Not Applicable
          10   Not Applicable
          11   Not Applicable
          12   Not Applicable
          13   Not Applicable
          18   Not Applicable
          19   Not Applicable
          21   Subsidiaries of the Registrant
          23   Not Applicable
          23   Consent of Independent Certified Public Accountants
          24   Powers of Attorney
          27   Not Applicable
          28   Not Applicable
          29   Not Applicable

B. Reports on Form 8-K:

No reports on Form 8-K were filed during 2001.

                  INDEX OF EXHIBITS

     Exhibit No.

      3        Articles of Incorporation and Bylaws
               (incorporated by reference from our Annual Report on
                Form 10-K for the year ended 1998 (File No. 000-12896))

      4        Not Applicable

      9        Not Applicable

     10        Not Applicable

     11        Not Applicable

     12        Not Applicable

     13        Not Applicable

     18        Not Applicable

     19        Not Applicable

     21        Subsidiaries of the Registrant

     23        Not Applicable

     23        Consent of Independent Certified
               Public Accountants

     24        Powers of Attorney

     27        Not Applicable

     28        Not Applicable

     29        Not Applicable

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.

                              OLD POINT FINANCIAL CORPORATION


                              /s/Robert F. Shuford
                              --------------------
                              Robert F. Shuford, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 28th day of March, 2002.


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

/s/Gerald E. Hansen
-------------------                       Director
Gerald E. Hansen

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