Form 10-Q
period 2002-03-31
OLD POINT FINANCIAL CORP
filed 2002-05-09
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period Ended March 31, 2002
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
             Commission File No. 0-12896 (1934 Act)

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


State the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2002.

     Class                           Outstanding at April 30, 2002
     -----                           -----------------------------
     Common Stock, $5.00 par value   2,602,577 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX
                             -----

                 PART I - FINANCIAL INFORMATION
                                                                 Page
                                                                 ----
Item 1. Financial Statements......................................  1

     Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001........  1

     Consolidated Statement of Earnings
               Three months ended March 31, 2002 and 2001.........  2

     Consolidated Statement of Cash Flows
                Three months ended March 31, 2002 and 2001........  3

     Consolidated Statements of Changes in Stockholders' Equity
               Three months ended March 31, 2002 and 2001.........  4

     Notes to Consolidated Financial Statements...................  5

               Parent Only Balance Sheets
                      March 31, 2002 and December 31, 2001........  6

               Parent Only Statement of Earnings
                      Three months ended March 31, 2002 and 2001..  6

               Parent Only Statement of Cash Flows
                      Three months ended March 31, 2002 and 2001..  7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................  8

          Analysis of Changes in Net Interest Income..............  9

Item 3. Quantitative and Qualitative Disclosures about  Market
          Risk.................................................... 13


                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................... 14

                              (i)

----------------------------------------------------------------------------------------
Unaudited                                                    March 31,     December 31,
Consolidated Balance Sheets                                    2002           2001
----------------------------------------------------------------------------------------
Assets

Cash and due from banks................................... $ 11,124,930    $ 14,402,541
Interest bearing balances due from banks..................      354,278         383,324
                                                           ------------    ------------
   Total cash due from banks.............................. $ 11,479,208    $ 14,785,865

Investments:
  Securities available for sale, at market................   92,554,170      97,917,884
  Securities to be held to maturity.......................   34,265,273      38,082,927
Trading account securities................................            -               -
Federal funds sold........................................   19,023,529       5,018,240
Loans, total .............................................  349,977,986     346,482,751
    Less reserve for loan losses..........................    3,997,543       3,893,559
        Net loans.........................................  345,980,443     342,589,192
Bank premises and equipment...............................   13,513,076      14,419,564
Other real estate owned...................................    1,360,000       1,003,229
Other assets..............................................    9,695,752       4,942,161
                                                           ------------    ------------
     Total assets......................................... $527,871,451    $518,759,062
                                                           ============    ============

Liabilities

Noninterest-bearing deposits.............................. $ 79,602,843    $ 79,978,127
Savings deposits..........................................  146,491,607     140,848,118
Time deposits.............................................  193,062,416     191,476,949
                                                           ------------    ------------
   Total deposits.........................................  419,156,866     412,303,194
Federal funds purchased and securities sold under
    agreement to repurchase...............................   22,798,321      28,320,881
Interest-bearing demand notes issued to the United States
   Treasury and other liabilities for borrowed money......    6,000,000         369,075
Federal Home Loan Bank....................................   25,000,000      25,000,000
Other liabilities.........................................    2,770,303       1,853,841
                                                           ------------    ------------
   Total liabilities......................................  475,725,490     467,846,991


Stockholders' Equity

Common stock, $5.00 par value............................. $ 13,012,885    $ 12,997,885
                           2002        2001

  Shares authorized.... 10,000,000  10,000,000
  Shares outstanding...  2,602,577   2,599,577
Surplus...................................................   10,523,439      10,455,061
Undivided profits.........................................   28,553,328      27,340,908
Accumulated other comprehensive income (loss).............       56,309         118,217
                                                           ------------    ------------
    Total stockholders' equity............................   52,145,961      50,912,071
                                                           ------------    ------------
    Total liabilities and stockholders' equity............ $527,871,451    $518,759,062
                                                           ============    ============

----------------------------------------------------------------------------------------
                                                                 Three Months Ended
Consolidated Statements of Earnings                                   March 31
                                                                2002            2001
----------------------------------------------------------------------------------------
Interest Income

Interest and fees on loans................................ $  6,655,916    $  6,930,782
Interest on federal funds sold............................       42,347         170,863
Interest on securities:
Interest on United States Treasury securities (taxable)...       23,109          23,997
Interest on obligations of other
  United States Government agencies (taxable).............    1,054,950         904,798
Interest on obligations of states and
  political subdivisions (tax exempt).....................      595,590         635,463
Interest on obligations of states and
  political subdivisions (taxable)........................       19,349          19,906
Interest on trading account securities....................            -               -
Dividends and interest on all other securities............       31,610          91,322
                                                           ------------    ------------
      Total interest on securities........................    1,724,608       1,675,486
Trading account securities................................            -               -
                                                           ------------    ------------
    Total interest income.................................    8,422,871       8,777,131

Interest Expense

Interest on savings deposits..............................      402,422         930,394
Interest on time deposits.................................    2,248,636       2,838,115
Interest on federal funds purchased and securities
  sold under agreement to repurchase......................      103,213         314,808
Interest on Federal Home Loan Bank advances                     379,375         379,375
Interest on demand notes (note balances) issued to the
  United States Treasury and on other borrowed money......       10,306          25,769
                                                           ------------    ------------
    Total interest expense................................    3,143,952       4,488,461

Net interest income.......................................    5,278,919       4,288,670
Provision for loan losses.................................      300,000         150,000
                                                           ------------    ------------

Net interest income after provision for loan losses.......    4,978,919       4,138,670

Other Income

Income from fiduciary activities..........................      528,944         621,930
Service charges on deposit accounts.......................      697,620         600,679
Other service charges, commissions and fees...............      277,006         209,280
Other operating income....................................      132,913          49,843
Security gains (losses)...................................        5,215               -
Trading account income....................................            -               -
                                                           ------------    ------------

    Total other income....................................    1,641,698       1,481,732

Other Expenses

Salaries and employee benefits............................    2,613,831       2,403,413
Occupancy expense of Bank premises........................      299,096         263,132
Furniture and equipment expense...........................      406,274         419,665
Other operating expenses..................................    1,071,612         939,451
                                                           ------------    ------------

    Total other expenses..................................    4,390,813       4,025,661
                                                           ------------    ------------

Income before taxes.......................................    2,229,804       1,594,741
Applicable income taxes ..................................      572,244         353,225
                                                           ------------    ------------

Net income................................................ $  1,657,560    $  1,241,516
                                                           ============    ============

Per Share

Based on weighted average number of
  common shares outstanding...............................    2,602,044       2,590,540
Basic Earnings per Share                                   $       0.64    $       0.48
Diluted Earnings per Share                                 $       0.63    $       0.48

----------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                  Three Months Ended
Consolidated Statements of Cash Flows                                 March 31,
(Unaudited)                                                     2002            2001
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................................ $  1,657,560    $  1,241,516
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization...........................      351,103         346,226
  Provision for loan losses...............................      300,000         150,000
  (Gains) loss on sale of investment securities, net......       (5,215)              -
  Net amortization & accretion of securities .............       20,460           8,363
  Net (increase) decrease in trading account..............            -               -
  Loss on disposal of equipment...........................       90,669               -
  (Increase) in other real estate owned...................            -               -
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)............   (4,721,699)        383,998
  Increase (decrease) in other liabilities................      916,462         862,730
                                                           ------------    ------------
    Net cash provided by operating activities.............   (1,390,660)      2,992,833

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ................................   (2,584,766)     (6,009,159)
  Proceeds from maturities & calls of securities .........   11,098,900       7,700,000
  Proceeds from sales of available-for-sale securities....      558,189         275,000
  Proceeds from sales of held-to-maturity securities......            -               -
  Loans made to customers.................................  (56,473,578)    (38,294,407)
  Principal payments received on loans....................   52,782,327      30,762,963
  Proceeds from sales of other real estate owned..........      158,229               -
  Purchases of premises and equipment.....................      (50,284)       (363,238)
  (Increase) decrease in federal funds sold...............  (14,005,289)    (17,352,294)
                                                           ------------    ------------
    Net cash provided by (used in) investing activities...   (8,516,272)    (23,281,135)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits....     (375,284)      4,216,293
  Increase (decrease) in savings deposits.................    5,643,489       7,148,938
  Proceeds from the sale of certificates of deposit.......   14,243,620      19,454,889
  Payments for maturing certificates of deposit...........  (12,658,153)     (9,364,135)
  Increase (decrease) in federal funds purchased &
   repurchase agreements..................................   (5,522,560)       (637,859)
  Increase (decrease) in Federal Home Loan Bank advances..            -               -
  Increase (decrease) in other borrowed money.............    5,630,925      (1,462,053)
  Proceeds from issuance of common stock..................       54,650               -
  Dividends paid..........................................     (416,412)       (388,581)
                                                           ------------    ------------
    Net cash provided by financing activities.............    6,600,275      18,967,492

    Net increase (decrease) in cash and due from banks....   (3,306,657)     (1,320,810)
    Cash and due from banks at beginning of period........   14,785,865      11,043,772
                                                           ------------    ------------
    Cash and due from banks at end of period.............. $ 11,479,208    $  9,722,962
                                                           ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest.............................................. $  3,198,292    $  4,376,996
    Income taxes..........................................            -               -

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
  Unrealized gain(loss) on investment securities, net
    of tax................................................      (61,908)        915,433

  Additional minimum liability related to pension.........            -               -

  Transfer of property from Premises & Equipment to Other
    Real Estate Owned.....................................      515,000               -

See accompanying notes

-------------------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited                                                                                           Accumulated
                                                                                                       Other        Total
                                            Common Stock      Par         Capital       Retained   Comprehensive Stockholder's
                                               Shares        Value        Surplus       Earnings    Income(Loss)    Equity
-------------------------------------------------------------------------------------------------------------------------------
FOR THREE MONTHS ENDED MARCH 31, 2002

Balance at beginning of period............    2,599,577   $12,997,885   $10,455,061   $27,340,908   $   118,217   $50,912,071
Comprehensive Income
  Net income..............................            -             -             -     1,657,560             -     1,657,560
  Increase (decrease) in unrealized
  gain on investment securities                                                                         (61,908)      (61,908)
 Minimum pension liabilty adjustment......            -             -             -             -             -             -
                                              ---------   -----------   -----------   -----------   -----------   -----------
  Total Comprehensive Income                                                            1,657,560       (61,908)    1,595,652
Sale of common stock......................        3,000        15,000        68,378       (28,728)            -        54,650
Cash dividends............... ............            -             -             -      (416,412)            -      (416,412)
                                              ---------   -----------   -----------   -----------   -----------   -----------

Balance at end of period..................    2,602,577   $13,012,885   $10,523,439   $28,553,328   $    56,309   $52,145,961




FOR THREE MONTHS ENDED MARCH 31, 2001

Balance at beginning of period............    2,590,540   $12,952,700   $10,288,301   $23,297,402   $   (40,918)  $46,497,485
Comprehensive Income
  Net income..............................            -             -             -     1,241,516             -     1,241,516
  Increase (decrease) in unrealized
  gain on investment securities                       -             -             -             -       915,433       915,433
                                              ---------   -----------   -----------   -----------   -----------   -----------
  Total Comprehensive Income                                                            1,241,516       915,433     2,156,949
Sale of common stock......................            -             -             -             -             -             -
Cash dividends............... ............            -             -             -      (388,581)            -      (388,581)
                                              ---------   -----------   -----------   -----------   -----------   -----------

Balance at end of period..................    2,590,540   $12,952,700   $10,288,301   $24,150,337   $   874,515   $48,265,853



       See accompanying notes

                OLD POINT FINANCIAL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant's 2001 Annual Report to Shareholders and Form 10-K.

2. Basic earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented.
     Diluted earnings per share are computed using the treasury stock method.

3. Certain amounts in the financial statements have been reclassified to conform with classifications adopted in the current year.

---------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                              March 31,   December 31,
(Unaudited)                                               2002          2001
---------------------------------------------------------------------------------
Assets
Cash in bank........................................  $    69,953   $   275,795
Investment Securities...............................    1,215,000     1,215,000
Total Loans.........................................            -             -
Investment in Subsidiaries..........................   50,769,826    49,407,931
Other assets........................................       91,182        13,345
                                                      -----------   -----------

Total Assets........................................  $52,145,961   $50,912,071

Liabilities and Stockholders' Equity
Total Liabilities...................................  $         -   $         -
Stockholders' Equity................................   52,145,961    50,912,071
                                                      -----------   -----------

Total Liabilities & Stockholders' Equity............  $52,145,961   $50,912,071
                                                      ===========   ===========


--------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                           Three Months Ended:
Parent only Income Statements                                  March 31,
(Unaudited)                                               2002          2001
--------------------------------------------------------------------------------
Income
Cash dividends from Subsidiaries....................  $   450,000   $   425,000
Interest and fees on loans..........................            -             -
Interest income from investment securities..........       22,688        31,356
Gains (losses) from sale of investment securities...            -             -
Other income........................................       36,000        36,000
                                                      -----------   -----------
Total Income........................................      508,688       492,356

Expenses
Salaries and employee benefits......................       68,975        62,014
Other expenses......................................       23,712        32,440
                                                      -----------   -----------
Total Expenses......................................       92,687        94,454
                                                      -----------   -----------
Income before taxes & undistributed
    net income of subsidiaries......................      416,001       397,902

Income tax..........................................      (17,756)      (15,775)
                                                      -----------   -----------
Net income before undistributed
  net income of subsidiaries........................      433,757       413,677
Undistributed net income of subsidiaries............    1,223,803       827,839
                                                      -----------   -----------

Net Income..........................................  $ 1,657,560   $ 1,241,516
                                                      ===========   ===========



---------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                           Three Months Ended:
Parent only Statements of Cash Flows                           March 31,
(Unaudited)                                               2002          2001
---------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income..........................................  $ 1,657,560   $ 1,241,516
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of subsidiaries..   (1,223,803)     (827,839)
  Depreciation......................................            -             -
    Gains(losses) on sale of securities [net].......            -             -
    (Increase) Decrease in other assets.............      (77,837)      (56,196)
    Increase (decrease) in other liabilities........            -         4,175
                                                      -----------   -----------
Net cash provided by operating activities...........      355,920       361,656

Cash flows from investing activities:
(Increase)decrease in investment securities.........            -             -
Payments for investment in subsidiaries                  (200,000)     (135,000)
Repayment of loans by customers.....................            -             -
                                                      -----------   -----------
Net cash provided by investing activities...........     (200,000)     (135,000)

Cash flows from financing activities:
Proceeds from issuance of common stock..............       54,650             -
Dividends paid......................................     (416,412)     (388,581)
                                                      -----------   -----------
Net cash provided by financing activities...........     (361,762)     (388,581)

Net increase (decrease) in cash & due from banks....     (205,842)     (161,925)

Cash & due from banks at beginning of period........      275,795       225,339
                                                      -----------   -----------
Cash & due from banks at end of period..............  $    69,953   $    63,414
                                                      ===========   ===========

Item 2.

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

Earnings Summary
----------------
Net  income  for  the first quarter of 2002 increased  33.51%  to
$1.66  million  from $1.24 million for the comparable  period  in
2001.   Basic earnings per share were $0.64 in the first  quarter
of 2002 compared with $0.48 in 2001.

Return on average assets was 1.27% for the first quarter of  2002 and 1.03% for the comparable period in 2001. Return on average equity was 12.62% for the first quarter of 2002 and 10.36% for the first quarter of 2001.

Net Interest Income
-------------------
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $1.02 million, or 22.51%, for the first quarter of 2002 over the same period in 2001. The net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, increased to 4.54% in 2002 from 3.99% in 2001.

Tax equivalent interest income decreased $321 thousand, or 3.55%, in the first quarter of 2002 from the same period of 2001. Average earning assets increased $34.72 million, or 7.62% in the first quarter of 2002 compared to the first quarter of 2001. Comparing the first three months of 2002 to 2001, average loans increased $27.80 million or 8.64% while investment securities increased $9.17 million or 7.53%. Certificates of deposits increased $5.40 million or 2.88% while checking and savings accounts increased $15.29 million or 11.94%.

Interest expense decreased $1.35 million or 29.97% in the first quarter of 2002 from the first quarter of 2001 while interest bearing liabilities increased $20.64 million or 5.59 % in the first quarter of 2002 over the same period in 2001. The cost of funding those liabilities decreased 163 basis points from 2001.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.


-----------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                                         For the quarter ended March 31,
(Fully taxable equivalent basis)*                                2002                              2001
-----------------------------------------------------------------------------------------------------------------------

                                                                           Average                           Average
                                                              Interest      Rates               Interest      Rates
                                                    Average    Income/     Earned/    Average    Income/     Earned/
Dollars in thousands                                Balance    Expense      Paid      Balance    Expense      Paid
-----------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**................   $349,391   $   6,674      7.64%   $321,592   $   6,954      8.65%
Investment securities:
  Taxable.......................................     80,931       1,097      5.42%     64,553         949      5.88%
  Tax-exempt....................................     50,012         903      7.22%     57,225         962      6.73%
                                                   --------   ---------              --------   ---------
    Total investment securities.................    130,943       2,000      6.11%    121,778       1,912      6.28%
Federal funds sold..............................     10,296          42      1.63%     12,538         171      5.46%
                                                   --------   ---------              --------   ---------
  Total earning assets..........................   $490,630   $   8,716      7.11%   $455,908       9,037      7.93%


Time and savings deposits:
  Interest-bearing transaction accounts.........   $  7,228   $      10      0.55%   $  5,610   $      32      2.28%
  Money market deposit accounts.................    105,836         317      1.20%     94,340         708      3.00%
  Savings accounts..............................     30,331          75      0.99%     28,152         190      2.70%
  Certificates of deposit, $100,000 or more.....     51,296         524      4.09%     43,079         682      6.33%
  Other certificates of deposit.................    141,902       1,725      4.86%    144,716       2,156      5.96%
                                                   --------   ---------              --------   ---------
    Total time and savings deposits.............    336,593       2,651      3.15%    315,897       3,768      4.77%

Federal funds purchased and securities sold
  under agreement to repurchase.................     25,367         103      1.62%     26,205         315      4.81%
Federal Home Loan Bank advances                      25,000         379      6.06%     25,000         379      6.06%
Other short term borrowings.....................      2,774          10      1.44%      1,991          26      5.22%
                                                   --------   ---------              --------   ---------
  Total interest bearing liabilities............   $389,734       3,143      3.23%   $369,093       4,488      4.86%

Net interest income/yield.......................              $   5,573      4.54%              $   4,549      3.99%
                                                              =========                         =========


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

The provision for loan losses was $300 thousand for the first three months of 2002, up from $150 thousand in the comparable period in 2001. Loans charged off (net of recoveries) were $196 thousand compared with loans charged off (net of recoveries) of $337 thousand in the first three months of 2001.

On March 31, 2002 nonperforming assets totaled $1.71 million compared with $879 thousand on March 31, 2001. The March 2002 total consisted of $680 thousand in foreclosed real estate, $680 thousand in two former branch sites now listed for sale, and $345 thousand in nonaccrual loans. The March 2001 total consisted of $585 thousand in foreclosed real estate, $165 thousand in a former branch site now listed for sale, and $129 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more decreased to $488 thousand as of March 31, 2002 compared with $1.37 million as of March 31, 2001.

The allowance for loan losses on March 31, 2002 was $4.00 million compared with $3.46 million on March 31, 2001. It represented a multiple of 2.34 times nonperforming assets and 11.59 times nonperforming loans. The allowance for loan losses was 1.14% of loans on March 31, 2002 compared to 1.06% at March 31, 2001.

Other Income
------------
For the first quarter of 2002 other income increased $160 thousand, or 10.80% over the same period in 2001. Service charges on deposit accounts increased $97 thousand or 16.14%. Foreclosed property income increased $26 thousand. Mortgage brokerage income increased $59 thousand.

Other Expenses
--------------
For the first quarter of 2002 other expenses increased $365 thousand or 9.07% over the same period in 2001. Salaries and employee benefits increased $210 thousand or 8.75%. Occupancy expense increased $36 thousand or 13.67%. Other operating expense increased $132 thousand or 14.07%.

Assets
------
At  March  31, 2002 total assets were $527.87 million,  up  1.76%
from  $518.76  million at December 31, 2001.   Total  loans  grew
$3.50 million or 1.01%.

Investment securities decreased by $9.18 million, or 6.75%, in 2002. Federal funds sold increased $14.01 million or 279.09%. Total deposits increased $6.85 million, or 1.66% in 2002 and demand note balances to the United States Treasury increased $5.63 million from year-end 2001.

Capital Ratios
--------------
The Company's capital position remains strong as evidenced by the regulatory capital measurements. At March 31, 2002 the Tier I capital ratio was 14.01%, the total capital ratio was 15.09% and the leverage ratio was 9.91%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources
-----------------
The Company transferred $515 thousand into OREO in the first quarter of 2002 for a vacant branch site which is expected to be sold in the 2nd quarter of 2002. The Company expects to purchase land in the 2nd quarter of 2002 for an additional branch location in Chesapeake. The Company continues to expand the implementation of the new imaging system by working towards the use of imaged signature cards in 2002.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity
---------
Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The Company experienced moderate deposit growth in the first quarter of 2002. Loan growth for the first quarter of 2002 was below targeted projections. The Company has maintained liquidity as reflected in the large balance in federal funds sold as of March 31, 2002. The Company continues to monitor and seek investment opportunities in an environment of relatively unchanged interest rates.

Effects of Inflation
--------------------
Management believes that the key to achieving satisfactory performance is its ability to maintain or improve its net interest margin and to generate additional fee income. The Company's policy of investing in and funding with interest sensitive assets and liabilities is intended to reduce the risks inherent in a volatile economy.

Critical Accounting Policies
----------------------------
The Company's consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

     Allowance for Loan Losses.  The allowance for loan losses is
     -------------------------
an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards
(SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

In evaluating the adequacy of the allowance for loan losses, the Company has divided the loan portfolio into six pools of loans.
Allocation percentages are applied to the loan pools utilizing the following factors:

          1.   economic trends and conditions
          2.   trends in volume and terms of loans
          3.   delinquency and non-accruals
          4.   lending policies
          5.   lending management and staff
          6.   concentrations of credit

The Company also maintains a four-year loss experience history on each  category  of  loan.  Using the six  factors  listed  above,
management   can  modify  the  allocation  from   the   four-year
historical average.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold all affect the required level of the allowance for loan losses and the associated provision for loan losses.

    Deferred  Loan  Fees.   As part of the lending  process,  the
    --------------------
Company receives fees from borrowers or potential borrowers related to loans underwritten. All origination fees received in the origination of a loan that are not pass-through fees, and certain direct origination costs are deferred and amortized over the life of the loan.

Item 3.

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of March 31, 2002. There were $136 million more in liabilities than assets subject to repricing within three months. As of December 31, 2001 the Company had $125 million more in liabilities than assets subject to repricing within three months.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $146.49 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation's equity price risk is immaterial and the company's primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 200 basis point rise in rates would cause approximately a 0.64% increase in net income. The model indicates a 300 basis point rise in rates would cause approximately a .17% decrease in net income at March 31, 2002.

         PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
              (a) Exhibits

                  None

              (b) No reports  on Form 8-K were filed during  the  first
                  quarter of 2002.

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                          May 8, 2002




     By:  /s/Louis G. Morris
          ------------------
          Louis G. Morris
          Executive Vice President and CFO










     By:  /s/Laurie D. Grabow
          -------------------
          Laurie D. Grabow
          Senior Vice President
          Principal Financial and Accounting Officer