Form 10-Q
period 2002-06-30
OLD POINT FINANCIAL CORP
filed 2002-08-14
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period Ended June 30, 2002
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
             Commission File No. 0-12896 (1934 Act)

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


State the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2002.

       Class                           Outstanding at June 30, 2002
       -----                           ----------------------------
       Common Stock, $5.00 par value   2,609,855 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX
                             -----

                 PART I - FINANCIAL INFORMATION
                                                                     Page
Item 1. Financial Statements............................................1

     Consolidated Balance Sheets
              June 30, 2002 and December 31, 2001.......................1

     Consolidated Statement of Earnings
              Three months ended June 30, 2002 and 2001.................2
              Six months ended June 30, 2002 and 2001...................2

     Consolidated Statement of Cash Flows
              Six months ended June 30, 2002 and 2001...................3

     Consolidated Statements of Changes in Stockholders' Equity
              Six months ended June 30, 2002 and 2001...................4

     Notes to Consolidated Financial Statements.........................5

              Parent Only Balance Sheets
                     June 30, 2002 and December 31, 2001................6

              Parent Only Statement of Earnings
                     Three months ended June 30, 2002 and 2001..........6
                     Six months ended June 30, 2002 and 2001............6

              Parent Only Statement of Cash Flows
                     Six months ended June 30, 2002 and 2001............7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................8

              Analysis of Changes in Net Interest Income................9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....14


                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................15

                              (i)

----------------------------------------------------------------------------------------
Unaudited                                                    June 30,     December 31,
Consolidated Balance Sheets                                    2002           2001
----------------------------------------------------------------------------------------
Assets

Cash and due from banks................................... $ 12,535,705    $ 14,402,541
Interest bearing balances due from banks..................      306,682         383,324
                                                           ------------    ------------
   Total cash due from banks.............................. $ 12,842,387    $ 14,785,865

Investments:
  Securities available for sale, at market................  100,052,962      97,917,884
  Securities to be held to maturity.......................   32,765,231      38,082,927
Trading account securities................................            -               -
Federal funds sold........................................    5,275,199       5,018,240
Loans, total .............................................  363,310,603     346,482,751
    Less reserve for loan losses..........................    4,208,941       3,893,559
        Net loans.........................................  359,101,662     342,589,192
Bank premises and equipment...............................   13,537,667      14,419,564
Other real estate owned...................................    1,347,000       1,003,229
Other assets..............................................   10,706,192       4,942,161
                                                           ------------    ------------
     Total assets......................................... $535,628,300    $518,759,062
                                                           ============    ============

Liabilities

Noninterest-bearing deposits.............................. $ 82,088,915    $ 79,978,127
Savings deposits..........................................  148,210,088     140,848,118
Time deposits.............................................  197,674,377     191,476,949
                                                           ------------    ------------
   Total deposits.........................................  427,973,380     412,303,194
Federal funds purchased and securities sold under
    agreement to repurchase...............................   20,704,457      28,320,881
Interest-bearing demand notes issued to the United States
   Treasury and other liabilities for borrowed money......    4,744,911         369,075
Federal Home Loan Bank....................................   25,000,000      25,000,000
Other liabilities.........................................    2,285,511       1,853,841
                                                           ------------    ------------
   Total liabilities......................................  480,708,259     467,846,991


Stockholders' Equity

Common stock, $5.00 par value............................. $ 13,049,275    $ 12,997,885
                           2002        2001

  Shares authorized.... 10,000,000  10,000,000
  Shares outstanding...  2,609,855   2,599,577
Surplus...................................................   10,738,126      10,455,061
Undivided profits.........................................   29,836,570      27,340,908
Accumulated other comprehensive income (loss).............    1,296,070         118,217
                                                           ------------    ------------
    Total stockholders' equity............................   54,920,041      50,912,071
                                                           ------------    ------------
    Total liabilities and stockholders' equity............ $535,628,300    $518,759,062
                                                           ============    ============

-----------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                  Six Months Ended
Consolidated Statements of Earnings                               June 30,                           June 30,
                                                            2002             2001             2002              2001
-----------------------------------------------------------------------------------------------------------------------
Interest Income

Interest and fees on loans                             $ 6,767,573      $ 6,941,909      $13,423,489       $13,872,691
Interest on federal funds sold                              48,621          208,825           90,968           379,688
Interest on securities:
Interest on United States Treasury securities (taxable)     24,016           22,944           47,125            46,941
Interest on obligations of other
  United States Government agencies (taxable)              982,757          969,544        2,037,707         1,874,342
Interest on obligations of states and
  political subdivisions (tax exempt)                      586,398          625,747        1,181,988         1,261,210
Interest on obligations of states and
  political subdivisions (taxable)                          18,977           19,535           38,326            39,441
Interest on trading account securities                           -                -                -                 -
Dividends and interest on all other securities              30,204           85,909           61,814           177,231
                                                       -----------      -----------      -----------       -----------
      Total interest on securities                       1,642,352        1,723,679        3,366,960         3,399,165
Trading account securities                                       -                -                -                 -
                                                       -----------      -----------      -----------       -----------
    Total interest income                                8,458,546        8,874,413       16,881,417        17,651,544

Interest Expense

Interest on savings deposits                               424,135          791,998          826,557         1,722,392
Interest on time deposits                                2,112,911        2,836,595        4,361,547         5,674,710
Interest on federal funds purchased and securities
  sold under agreement to repurchase                        96,065          227,713          199,278           542,521
Interest on Federal Home Loan Bank advances                383,590          383,590          762,965           762,965
Interest on demand notes (note balances) issued to the
  United States Treasury and on other borrowed money         4,989           17,566           15,295            43,335
                                                       -----------      -----------      -----------       -----------
    Total interest expense                               3,021,690        4,257,462        6,165,642         8,745,923

Net interest income                                      5,436,856        4,616,951       10,715,775         8,905,621
Provision for loan losses                                  400,000          250,000          700,000           400,000
                                                       -----------      -----------      -----------       -----------

Net interest income after provision for loan losses      5,036,856        4,366,951       10,015,775         8,505,621

Other Income

Income from fiduciary activities                           568,528          697,238        1,097,472         1,319,168
Service charges on deposit accounts                        731,438          619,502        1,429,058         1,220,181
Other service charges, commissions and fees                291,634          176,490          568,640           385,770
Other operating income                                     272,426          109,934          405,339           159,777
Security gains (losses)                                      4,183                -            9,398                 -
Trading account income                                           -                -                -                 -
                                                       -----------      -----------      -----------       -----------

    Total other income                                   1,868,209        1,603,164        3,509,907         3,084,896

Other Expenses

Salaries and employee benefits                           2,691,893        2,489,750        5,305,724         4,893,163
Occupancy expense of Bank premises                         270,197          283,857          569,293           546,989
Furniture and equipment expense                            414,381          401,838          820,655           821,503
Other operating expenses                                 1,151,689        1,024,630        2,223,301         1,964,081
                                                       -----------      -----------      -----------       -----------

    Total other expenses                                 4,528,160        4,200,075        8,918,973         8,225,736
                                                       -----------      -----------      -----------       -----------

Income before taxes                                      2,376,905        1,770,040        4,606,709         3,364,781
Applicable income taxes                                    564,596          412,475        1,136,840           765,700
                                                       -----------      -----------      -----------       -----------

Net income                                             $ 1,812,309      $ 1,357,565      $ 3,469,869       $ 2,599,081
                                                       ===========      ===========      ===========       ===========

Per Share

Based on weighted average number of
  common shares outstanding                              2,604,432        2,590,540        2,603,245         2,590,540
Basic Earnings per Share                               $      0.70      $      0.52      $      1.33       $      1.00
Diluted Earnings per Share                             $      0.68      $      0.52      $      1.30       $      1.00

                                                           2

-----------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                           Six Months Ended
Consolidated Statements of Cash Flows                                          June 30,
(Unaudited)                                                              2002           2001
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................   $  3,469,869   $  2,599,081
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.................................        806,188        721,550
  Provision for loan losses.....................................        700,000        400,000
  (Gains) loss on sale of investment securities, net............         (9,398)             -
  Net amortization & accretion of securities ...................         38,774         18,207
  Net (increase) decrease in trading account....................              -              -
  Loss on disposal of bank premises and equipment...............         90,669              -
  (Increase) decrease in other real estate owned................         13,000       (355,000)
  (Increase) decrease in other assets
      (net of tax effect of FASB 115 adjustment)................     (6,370,804)      (326,181)
  Increase (decrease) in other liabilities......................        431,670        706,815
                                                                   ------------   ------------
    Net cash provided by operating activities...................       (830,032)     3,764,472

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ......................................    (15,533,221)   (19,284,333)
  Proceeds from maturities & calls of securities ...............     19,137,900     13,094,429
  Proceeds from sales of available - for - sale securities......      1,333,189        700,000
  Proceeds from sales of held - to - maturity securities........              -              -
  Loans made to customers.......................................   (128,177,402)   (87,926,489)
  Principal payments received on loans..........................    110,964,932     73,908,679
  Proceeds from sales of other real estate owned................        158,229              -
  Purchases of premises and equipment...........................       (529,960)      (551,214)
  (Increase) decrease in federal funds sold.....................       (256,959)   (10,126,964)
                                                                   ------------   ------------
    Net cash provided by (used in) investing activities.........    (12,903,292)   (30,185,892)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits..........      2,110,788      4,293,082
  Increase (decrease) in savings deposits.......................      7,361,970      7,942,752
  Proceeds from the sale of certificates of deposit.............     50,120,285     38,280,783
  Payments for maturing certificates of deposit.................    (43,922,857)   (26,173,565)
  Increase (decrease) in federal funds purchased &
   repurchase agreements........................................     (7,616,424)      (889,680)
  Increase (decrease) in Federal Home Loan Bank advances........              -              -
  Increase (decrease) in other borrowed money...................      4,375,836      3,804,915
  Proceeds from issuance of common stock........................        193,341              -
  Dividends paid................................................       (833,093)      (777,162)
                                                                   ------------   ------------
    Net cash provided by financing activities...................     11,789,846     26,481,125

    Net increase (decrease) in cash and due from banks..........     (1,943,478)        59,705
    Cash and due from banks at beginning of period..............     14,785,865     11,043,772
                                                                   ------------   ------------
    Cash and due from banks at end of period....................   $ 12,842,387   $ 11,103,477
                                                                   ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest....................................................   $  6,396,365   $  8,633,601
    Income taxes................................................      1,390,000        775,000


SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
  Unrealized gain (loss) on investment securities, net of tax...      1,177,853        816,040

  Additional minimum liability related to pension...............              -              -

  Transfer of property from Premises & Equipment to Other Real
    Estate Owned................................................        515,000              -



See accompanying notes
                                              3

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
                                           Shares       Value         Surplus          Earnings       Income(Loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------------
FOR SIX MONTHS ENDED JUNE 30, 2002

Balance at beginning of period..........  2,599,577  $ 12,997,885   $ 10,455,061   $   27,340,908    $    118,217     $ 50,912,071
Comprehensive Income
  Net income............................          -             -              -        3,469,869               -        3,469,869
  Increase (decrease) in unrealized
  gain on investment securities.........          -             -              -                -       1,177,853        1,177,853
  Minimum pension liability adjustment..          -             -              -                -               -                -
                                          ---------  ------------   ------------   --------------    ------------     ------------
  Total Comprehensive Income                                                            3,469,869       1,177,853        4,647,722
Sale of common stock....................     10,278        51,390        283,065         (141,114)              -          193,341
Cash dividends............... ..........          -             -              -         (833,093)              -         (833,093)
                                          ---------  ------------   ------------   --------------    ------------     ------------
Balance at end of period................  2,609,855  $ 13,049,275   $ 10,738,126   $   29,836,570    $  1,296,070     $ 54,920,041




FOR SIX MONTHS ENDED JUNE 30, 2001

Balance at beginning of period..........  2,590,540  $ 12,952,700   $ 10,288,301   $   23,297,402    $    (40,918)    $ 46,497,485
Comprehensive Income
  Net income............................          -             -              -        2,599,081               -        2,599,081
  Increase (decrease) in unrealized
  gain on investment securities                   -             -              -                -         816,040          816,040
                                          ---------  ------------   ------------   --------------    ------------     ------------
  Total Comprehensive Income                                                            2,599,081         816,040        3,415,121
Sale of common stock....................          -             -              -                -               -                -
Cash dividends............... ..........          -             -              -         (777,162)              -         (777,162)
                                          ---------  ------------   ------------   --------------    ------------     ------------

Balance at end of period................  2,590,540  $ 12,952,700   $ 10,288,301   $   25,119,321    $    775,122     $ 49,135,444



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

----------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                               June 30,    December 31,
(Unaudited)                                                2002          2001
----------------------------------------------------------------------------------
Assets
Cash in bank........................................ $    163,911   $    275,795
Investment Securities...............................    1,215,000      1,215,000
Total Loans.........................................            -              -
Investment in Subsidiaries..........................   53,487,521     49,407,931
Equipment...........................................            -              -
Other assets........................................       53,609         13,345
                                                     ------------   ------------

Total Assets........................................ $ 54,920,041   $ 50,912,071
                                                     ============   ============

Liabilities and Stockholders' Equity
Total Liabilities................................... $          -   $          -
Stockholders' Equity................................   54,920,041     50,912,071
                                                     ------------   ------------

Total Liabilities & Stockholders' Equity............ $ 54,920,041   $ 50,912,071
                                                     ============   ============


-------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                             Three Months Ended:               Six Months Ended:
Parent only Income Statements                                    June 30,                          June 30,
(Unaudited)                                                2002           2001              2002            2001
-------------------------------------------------------------------------------------------------------------------
Income
Cash dividends from Subsidiary...................... $    450,000   $    400,000    $      900,000   $     850,000
Interest and fees on loans..........................            -              -                 -               -
Interest income from investment securities..........       22,690         29,594            45,378          60,336
Gains (losses) from sale of investment securities...            -              -                 -               -
Other income........................................       36,000         36,000            72,000          72,000
                                                     ------------   ------------    --------------   -------------
Total Income........................................      508,690        465,594         1,017,378         982,336

Expenses
Salaries and employee benefits......................       67,777         58,188           136,752         120,603
Other expenses......................................       23,742         39,968            47,454          73,176
                                                     ------------   ------------    --------------   -------------
Total Expenses......................................       91,519         98,156           184,206         193,779
                                                     ------------   ------------    --------------   -------------
Income before taxes & undistributed
    net income of subsidiaries......................      417,171        367,438           833,172         788,557

Income tax..........................................      (17,204)       (18,000)          (34,960)        (34,000)
                                                     ------------   ------------    --------------   -------------
Net income before undistributed
  net income of subsidiaries........................      434,375        385,438           868,132         822,557
Undistributed net income of subsidiaries............    1,377,934        856,963         2,601,737       1,776,524
                                                     ------------   ------------    --------------   -------------

Net Income.......................................... $  1,812,309   $   1,242,401    $   3,469,869   $   2,599,081
                                                     ============   =============    =============   =============

-----------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                             Six Months Ended:
Parent only Statements of Cash Flows                             June 30,
(Unaudited)                                               2002            2001
-----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income.......................................... $  3,469,869   $  2,599,081
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of subsidiary....   (2,601,738)    (1,776,525)
  Depreciation......................................            -              -
    Gains(losses) on sale of securities [net].......            -              -
    (Increase) Decrease in other assets.............      (40,264)       (73,266)
    Increase (decrease) in other liabilities........            -              -
                                                     ------------   -------------
Net cash provided by operating activities...........      827,867        749,290

Cash flows from investing activities:
(Increase)decrease in investment securities.........            -       (135,000)
Investment in subsidiaries ..................            (300,000)             -
Sale of equipment...................................            -              -
Repayment of loans by customers.....................            -              -
                                                     ------------   -------------
Net cash provided by investing activities...........     (300,000)      (135,000)

Cash flows from financing activities:
Proceeds from issuance of common stock..............      193,342              -
Dividends paid......................................     (833,093)      (777,162)
                                                     ------------   -------------
Net cash provided by financing activities...........     (639,751)      (777,162)

Net increase (decrease) in cash & due from banks....     (111,884)      (162,872)

Cash & due from banks at beginning of period........      275,795        225,339
                                                     ------------   -------------
Cash & due from banks at end of period.............. $    163,911   $     62,467
                                                     ============   =============


Item 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------
   RESULTS OF OPERATIONS
   ---------------------

Earnings Summary
----------------
Net  income  for the second quarter of 2002 increased  33.50%  to
$1.81  million  from $1.36 million for the comparable  period  in
2001.   Basic earnings per share were $0.70 in the second quarter
of 2002 compared with $0.52 in 2001.

For  the  six  months  ended June 30, 2002 net  income  increased
33.50%  to  $3.47  million from $2.60  million  in  2001.   Basic
earnings  per share were $1.33 for the first six months  of  2002 compared with $1.00 in 2001.

Return on average assets was 1.37% for the second quarter of 2002 and 1.08% for the comparable period in 2001. Return on average equity was 13.42% for the second quarter of 2002 and 11.16% for the second quarter of 2001.

For the six months ended June 30, 2002 and 2001 return on average
assets  was  1.32%  and 1.06% respectively.   Return  on  average
equity was 13.02% in 2002 and 10.76% in 2001.

Net Interest Income
-------------------
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $738 thousand, or 14.59%, for the second quarter of 2002 over 2001. Average earning assets increased 4.39% in the second quarter of 2002 from 2001.

For the six months ended June 30, 2002 net interest income on a fully tax equivalent basis increased $1.76 million, or 18.34%, over the comparable period in 2001. Comparing the first six months of 2002 to 2001, average loans increased $27.73 million or 8.53% while investment securities increased $7.04 million or 5.68%. Average earning assets increased 6.46% and the net interest yield increased from 4.13% in 2001 to 4.60% in 2002.

Interest expense decreased $1.24 million or 29.00% in the second quarter of 2002 from the second quarter of 2001. Interest bearing liabilities increased $11.31 million or 2.96 % in the second quarter of 2002 over the same period in 2001. The cost of funding those liabilities decreased 138 basis points from 2001. For the six months ended June 30, 2002 interest expense decreased $2.58 million, or 29.50% over the same period in 2001.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                                   For the quarter ended June 30,
(Fully taxable equivalent basis) *                            2002                        2001
                                                                      Average                     Average
                                                            Interest   Rates             Interest   Rates
                                                 Average     Income/  Earned   Average    Income/  Earned/
Dollars in thousands                             Balance     Expense   Paid    Balance    Expense   Paid
------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**                $ 356,130    $ 6,785    7.62%  $ 328,474  $ 6,963    8.48%
Investment securities:
  Taxable                                          77,243      1,072    5.55%     73,716    1,173    6.36%
  Tax-exempt                                       49,189        912    7.42%     52,307      970    7.42%
                                                ---------    -------            --------  -------
    Total investment securities                   126,432      1,984    6.28%    126,023    2,143    6.80%
Federal funds sold                                 11,675         49    1.68%     18,975      209    4.41%
                                                ---------    -------            --------  -------
  Total earning assets                          $ 494,237    $ 8,818    7.14%   $473,472  $ 9,315    7.87%
                                                =========    =======            ========  =======

Time and savings deposits:
  Interest-bearing transaction accounts         $   7,768         13    0.67%   $  6,350  $    26    1.64%
  Money market deposit accounts.                  109,774        333    1.21%    101,451      610    2.41%
  Savings accounts                                 31,724         79    1.00%     28,630      156    2.18%
  Certificates of deposit, $100,000 or more        57,910        517    3.57%     49,562      707    5.71%
  Other certificates of deposit                   137,307      1,596    4.65%    144,652    2,130    5.89%
                                                ---------    -------            --------  -------
    Total time and savings deposits               344,483      2,538    2.95%    330,645    3,629    4.39%

Federal funds purchased and securities sold
   under agreement to repurchase                   23,052         96    1.67%     24,952      228    3.66%
Federal Home Loan Bank advances                    25,000        384    6.14%     25,000      384    6.14%
Other short term borrowings                         1,273          5    1.57%      1,897       17    3.58%
                                                ---------    -------            --------  -------
  Total interest bearing liabilities.           $ 393,808      3,023    3.07%   $382,494    4,258    4.45%

Net interest income/yield                                    $ 5,795    4.69%             $ 5,057    4.27%
                                                             =======    =====             =======    =====

------------------------------------------------------------------------------------------------------------
                                                              For the six months ended June 30,
                                                              2001                        2000
                                                                      Average                     Average
                                                            Interest   Rates             Interest   Rates
                                                 Average     Income/  Earned   Average    Income/  Earned/
Dollars in thousands                             Balance     Expense   Paid    Balance    Expense   Paid
------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**                $ 352,760    $13,459    7.63%  $ 325,034  $13,917    8.56%
Investment securities:
  Taxable                                          81,342      2,169    5.33%     71,207    2,122    5.96%
  Tax-exempt                                       49,601      1,815    7.32%     52,694    1,933    7.34%
                                                ---------    -------            --------  -------
    Total investment securities                   130,943      3,984    6.09%    123,901    4,055    6.55%
Federal funds sold.                                10,985         91    1.66%     15,757      380    4.82%
                                                ---------    -------           --------   -------
  Total earning assets                          $ 494,688    $17,534    7.09%  $ 464,692  $18,352    7.90%
                                                =========    =======           =========  =======

Time and savings deposits:
  Interest-bearing transaction accounts         $   7,497    $    23    0.61%  $   5,979  $    58    1.94%
  Money market deposit accounts                   107,805        650    1.21%     97,895    1,318    2.69%
  Savings accounts                                 31,028        154    0.99%     28,391      346    2.44%
  Certificates of deposit, $100,000 or more        54,621      1,041    3.81%     48,265    1,389    5.76%
  Other certificates of deposit                   139,586      3,321    4.76%    142,740    4,286    6.01%
                                                ---------    -------            --------  -------
    Total time and savings deposits               340,537      5,189    3.05%    323,270    7,397    4.58%
Federal funds purchased and securities sold
  under agreement to repurchase                    24,210        199    1.64%     25,578      543    4.25%
Federal Home Loan Bank advance                     25,000        763    6.10%     25,000      763    6.10%
Other short term borrowings                         2,024         15    1.48%      1,944       43    4.42%
                                                ---------    -------            --------  -------
  Total interest bearing liabilities            $ 391,771      6,166    3.15%  $ 375,792    8,746    4.65%

Net interest income/yield                                    $11,368    4.60%             $ 9,606    4.13%
                                                             =======    =====             =======    =====

*   Tax equivalent yields based on 34% tax rate.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

                                                  9

Provision/Allowance for Loan Losses
-----------------------------------
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio.

The provision for loan losses was $700 thousand for the first six months of 2002, up from $400 thousand in the comparable period in 2001. Loans charged off (net of recoveries) were $385 thousand compared with loans charged off (net of recoveries) of $508 thousand in the first six months of 2001. On an annualized basis net loan charge-offs were 0.21% of total loans for the first half of 2001 compared with 0.31% for the same period in 2001.

On June 30, 2002 nonperforming assets totaled $1.52 million compared with $1.59 million on June 30, 2001. The June 2002 total consisted of $667 thousand in foreclosed real estate, $680 thousand in former branch sites now listed for sale, and $169 thousand in nonaccrual loans. The June 2001 total consisted of $940 thousand in foreclosed real estate, $165 thousand in a former branch site listed for sale and $483 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $647 thousand as of June 30, 2002 compared with $208 thousand as of June 30, 2001.

The allowance for loan losses on June 30, 2002 was $4.21 million compared with $3.54 million on June 30, 2001. It represented a multiple of 2.8 times nonperforming assets and 24.9 times nonperforming loans. The allowance for loan losses was 1.16% and 1.06% of loans on June 30, 2002 and 2001 respectively.

Other Income
------------
For the second quarter of 2002 other income increased $265 thousand, or 16.53%, and for the six months ended June 30, 2002 other income increased $425 thousand or 13.78%. In both periods, the increase in income is attributed to increases in service charges on deposit accounts, other service charges, commissions and fees, mortgage brokerage income, foreclosed property income and bank owned life insurance income.

Other Expenses
--------------
For the second quarter of 2002 other expenses increased $328 thousand or 7.81% over the second quarter of 2001. For the six months ending June 2002 other expenses increased $693 thousand or 8.43% over the same period in 2001. For the six months ended June 30, 2002, salaries and employee benefits increased $413 thousand or 8.43%. Occupancy expenses increased $22 thousand or 4.08%. Other operating expenses increased $259 thousand or 13.20%.

Assets
------
At June 30, 2002 total assets were $535.63 million, up 3.25% from
$518.76  million at December 31, 2001.  Total loans  grew  $16.83 million or 4.86%.

Investment securities and federal funds sold decreased by $2.93 million, or 2.07%, in 2002. Bank owned life insurance increased $5.86 million due to the purchase of policies in 2002. Total deposits increased $15.67 million, or 3.80% in 2002 and demand note balances to the United States Treasury increased $4.38 million from year-end 2001.

Capital Ratios
--------------
The Company's capital position remains strong as evidenced by the regulatory capital measurements. At June 30, 2002 the Tier I capital ratio was 13.96%, the total capital ratio was 15.06% and the leverage ratio was 10.04%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources
-----------------
Subsequent to the end of the second quarter, the Company sold a vacant branch site that was transferred to OREO in the first quarter of 2002. Land was purchased in Chesapeake for an additional branch location. The Company continues to expand the implementation of the new imaging system by moving forward with the use of imaged signature cards in 2002.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity
---------
Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The Company continued to experience moderate deposit growth in the second quarter of 2002. Loan growth for the first six months of 2002 exceeded targeted projections. Management considers the liquidity of the Company to be adequate. The Company continues to monitor and seek investment opportunities in an environment of falling interest rates.

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

Allowance for Loan Losses
-------------------------
The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Deferred Loan Fees/Costs
------------------------
As part of the lending process, the Company receives fees from borrowers or potential borrowers related to loans underwritten. All origination fees received in the origination of a loan that are not pass-through fees, and certain direct origination costs are deferred and amortized over the life of the loan.

Other Real Estate Owned
-----------------------
The Company records Other Real Estate Owned on the financial statement at fair value. Fair value is typically determined based on appraisals by third parties, less estimated costs to sell. The Company monitors the fair value of Other Real Estate Owned and adjusts the carrying value on the financial statement accordingly.

Income Taxes
------------
The Company recognizes expense for federal income and state bank franchise taxes payable as well as deferred federal income taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated financial statements. Income and franchise tax returns are subject to audit by the IRS and state taxing authorities. Income and franchise tax expense for current and prior periods is subject to adjustment based on the outcome of such audits. The Company believes it has adequately provided for all taxes payable.

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of June 30, 2002. There were $158 million more in liabilities than assets subject to repricing within three months. As of December 31, 2001, the Company had $125 million more in liabilities than assets subject to repricing within three months.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $148.2 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation's equity price risk is immaterial and the company's primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 0.82% increase in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 0.27% increase in net income and that a 200 basis point rise in rates would cause approximately a 0.72% decrease in net income at June 30, 2002.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
              (a)  Exhibits

                   None

              (b) No reports on Form 8-K were filed during the second quarter of 2002.

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                        August 13, 2002




     By:  /s/Louis G. Morris
          ------------------
          Louis G. Morris
          Executive Vice President and CFO










     By:  /s/Laurie D. Grabow
          -------------------
          Laurie D. Grabow
          Senior Vice President
          Principal Financial and Accounting Officer