Form 10-Q
period 2002-09-30
OLD POINT FINANCIAL CORP
filed 2002-11-14
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period Ended September 30, 2002
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
             Commission File No. 0-12896 (1934 Act)

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

                         Not Applicable
                         --------------

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


State the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2002.

    Class                          Outstanding at October 31, 2002
    -----                          -------------------------------
    Common Stock, $5.00 par value  2,618,356 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX
                             -----
                 PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
Item 1. Financial Statements...............................................1

        Consolidated Balance Sheets
               September 30, 2002 and December 31, 2001....................1

        Consolidated Statement of Earnings
               Three months ended September 30, 2002 and 2001..............2
               Nine months ended September 30, 2002 and 2001...............2

        Consolidated Statement of Cash Flows
               Nine months ended September 30, 2002 and 2001...............3

        Consolidated Statements of Changes in Stockholders' Equity
               Nine months ended September 30, 2002 and 2001...............4

        Notes to Consolidated Financial Statements.........................5

               Parent Only Balance Sheets
                      September 30, 2002 and December 31, 2001.............6

               Parent Only Statement of Earnings
                      Three months ended September 30, 2002 and 2001.......6
                      Nine months ended September 30, 2002 and 2001........6

               Parent Only Statement of Cash Flows
                      Nine months ended September 30, 2002 and 2001........7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................8

               Analysis of Changes in Net Interest Income..................9

Item 3. Quantitative and Qualitative Disclosures about Market Risk........14

Item 4. Disclosure Controls and Procedures................................15


                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................16


                              (i)

----------------------------------------------------------------------------------------
Unaudited                                                  September 30,   December 31,
Consolidated Balance Sheets                                    2002           2001
----------------------------------------------------------------------------------------
Assets

Cash and due from banks................................... $ 12,644,491    $ 14,402,541
Interest bearing balances due from banks..................      306,739         383,324
                                                           ------------    ------------
   Total cash due from banks.............................. $ 12,951,230    $ 14,785,865

Investments:
  Securities available for sale, at market................  101,191,699      97,917,884
  Securities to be held to maturity.......................   33,361,348      38,082,927
Trading account securities................................            -               -
Federal funds sold........................................   20,885,802       5,018,240
Loans, total .............................................  372,874,638     346,482,751
    Less reserve for loan losses..........................    4,538,725       3,893,559
                                                           ------------    ------------
        Net loans.........................................  368,335,913     342,589,192
Bank premises and equipment...............................   13,362,766      14,419,564
Other real estate owned...................................    1,496,341       1,003,229
Other assets..............................................   10,534,203       4,942,161
                                                           ------------    ------------
     Total assets......................................... $562,119,302    $518,759,062
                                                           ============    ============

Liabilities

Noninterest-bearing deposits.............................. $ 88,468,421    $ 79,978,127
Savings deposits..........................................  150,060,002     140,848,118
Time deposits.............................................  203,444,278     191,476,949
                                                           ------------    ------------
   Total deposits.........................................  441,972,701     412,303,194
Federal funds purchased and securities sold under
    agreement to repurchase...............................   24,327,232      28,320,881
Interest-bearing demand notes issued to the United States
   Treasury and other liabilities for borrowed money......    6,000,000         369,075
Federal Home Loan Bank....................................   30,000,000      25,000,000
Other liabilities.........................................    2,916,935       1,853,841
                                                           ------------    ------------
   Total liabilities......................................  505,216,868     467,846,991


Stockholders' Equity

Common stock, $5.00 par value............................. $ 13,084,280    $ 12,997,885
                           2002        2001

  Shares authorized.... 10,000,000  10,000,000
  Shares outstanding...  2,616,856   2,599,577
Surplus...................................................   10,953,241      10,455,061
Undivided profits.........................................   30,983,438      27,340,908
Accumulated other comprehensive income (loss).............    1,881,475         118,217
                                                           ------------    ------------
    Total stockholders' equity............................   56,902,434      50,912,071
                                                           ------------    ------------
    Total liabilities and stockholders' equity............ $562,119,302    $518,759,062
                                                           ============    ============

---------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended          Nine Months Ended
Consolidated Statements of Earnings                                  September 30,               September 30,
                                                                   2002         2001           2002          2001
---------------------------------------------------------------------------------------------------------------------
Interest Income

Interest and fees on loans.................................... $ 6,933,875  $ 6,970,974   $ 20,357,364  $ 20,843,665
Interest on federal funds sold................................      74,798      115,433        165,766       495,121
Interest on securities:
Interest on United States Treasury securities (taxable).......      17,666       20,829        64,791         67,770
Interest on obligations of other
  United States Government agencies (taxable).................     984,643    1,028,384      3,022,350     2,902,726
Interest on obligations of states and
  political subdivisions (tax exempt).........................     579,870      618,025      1,761,858     1,879,235
Interest on obligations of states and
  political subdivisions (taxable)............................      18,792       19,349         57,118        58,790
Interest on trading account securities........................           -            -              -             -
Dividends and interest on all other securities................      28,854       78,644         90,668       255,875
                                                               -----------  -----------   ------------  ------------
      Total interest on securities............................   1,629,825    1,765,231      4,996,785     5,164,396
                                                               -----------  -----------   ------------  ------------
    Total interest income.....................................   8,638,498    8,851,638     25,519,915    26,503,182

Interest Expense

Interest on savings deposits..................................     407,896      618,560      1,234,453     2,340,952
Interest on time deposits.....................................   2,050,586    2,723,513      6,412,133     8,398,223
Interest on federal funds purchased and securities
  sold under agreement to repurchase..........................      99,250      212,636        298,528       755,157
Interest on Federal Home Loan Bank advances...................     436,939      387,806      1,199,904     1,150,771
Interest on demand notes (note balances) issued to the
  United States Treasury and on other borrowed money..........       7,913       15,997        23,208         59,332
                                                               -----------  -----------   ------------  ------------
    Total interest expense....................................   3,002,584    3,958,512      9,168,226    12,704,435

Net interest income...........................................   5,635,914    4,893,126     16,351,689    13,798,747
Provision for loan losses.....................................     600,000      400,000      1,300,000       800,000
                                                               -----------  -----------   ------------  ------------

Net interest income after provision for loan losses...........   5,035,914    4,493,126     15,051,689    12,998,747

Other Income

Income from fiduciary activities..............................     603,246      756,836      1,700,718     2,076,004
Service charges on deposit accounts...........................     721,276      685,942      2,150,334     1,906,123
Other service charges, commissions and fees...................     247,094      184,788        815,734       570,558
Other operating income........................................     213,858      116,986        619,197       276,763
Security gains (losses).......................................       2,391            -         11,789             -
Trading account income........................................           -            -              -             -
                                                               -----------  -----------   ------------  ------------

    Total other income........................................   1,787,865    1,744,552      5,297,772     4,829,448

Other Expenses

Salaries and employee benefits................................   2,798,545    2,551,805      8,104,269     7,444,968
Occupancy expense of Bank premises............................     284,399      284,065        853,692       831,054
Furniture and equipment expense...............................     408,042      404,201      1,228,697     1,225,704
Other operating expenses......................................   1,047,734      999,880      3,271,035     2,963,961
                                                               -----------  -----------   ------------  ------------

    Total other expenses......................................   4,538,720    4,239,951     13,457,693    12,465,687
                                                               -----------  -----------   ------------  ------------

Income before taxes...........................................   2,285,059    1,997,727      6,891,768     5,362,508
Applicable income taxes.......................................     554,260      486,278      1,691,100     1,251,978
                                                               -----------  -----------   ------------  ------------

Net income.................................................... $ 1,730,799  $ 1,511,449   $  5,200,668  $  4,110,530
                                                               ===========  ===========   ============  ============

Per Share

Based on weighted average number of
  common shares outstanding...................................   2,612,201    2,595,876      2,606,263     2,592,338
Basic Earnings per Share...................................... $      0.66  $      0.58   $       2.00  $       1.59
Diluted Earnings per Share.................................... $      0.65  $      0.58   $       1.95  $       1.57

                                                         2

-----------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                        Nine Months Ended
Consolidated Statements of Cash Flows                                    September 30,
(Unaudited)                                                          2002             2001
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    5,200,668   $    4,110,530
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.............................       1,029,344        1,077,465
  Provision for loan losses.................................       1,300,000          800,000
  (Gains) loss on sale of investment securities, net........         (11,789)               -
  Net amortization & accretion of securities ...............          57,814           26,219
  Net (increase) decrease in trading account................               -                -
  Loss on disposal of bank premises and equipment...........          92,591                -
  (Increase) Decrease in other real estate owned............        (997,542)        (555,000)
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)..............      (6,688,925)        (342,248)
  Increase (decrease) in other liabilities..................         697,109          607,768
                                                              --------------   --------------
    Net cash provided by operating activities...............         679,270        5,724,734

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ..................................     (31,988,224)     (36,153,730)
  Proceeds from maturities & calls of securities ...........      34,137,900       26,759,429
  Proceeds from sales of available - for - sale securities..       2,478,189        1,300,000
  Proceeds from sales of held - to - maturity securities....            -                   -
  Loans made to customers...................................    (187,072,518)    (136,515,302)
  Principal payments received on loans......................     160,025,797      117,654,186
  Proceeds from sales of other real estate owned............       1,019,430          460,000
  Purchases of premises and equipment.......................        (580,137)        (633,951)
  (Increase) decrease in federal funds sold.................     (15,867,562)      (6,074,109)
                                                              --------------   --------------
    Net cash provided by (used in) investing activities.....     (37,847,125)     (33,203,477)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits......       8,490,294        2,829,463
  Increase (decrease) in savings deposits...................       9,211,884       10,283,301
  Proceeds from the sale of certificates of deposit.........      91,058,080       52,740,326
  Payments for maturing certificates of deposit.............     (79,090,751)     (42,303,473)
  Increase (decrease) in federal funds purchased &
   repurchase agreements....................................      (3,993,649)       1,355,527
  Increase (decrease) in Federal Home Loan Bank advances....       5,000,000                -
  Increase (decrease) in other borrowed money...............       5,630,925        3,916,625
  Proceeds from issuance of common stock....................         329,772           98,342
  Dividends paid............................................      (1,303,335)      (1,192,502)
                                                              --------------   --------------
    Net cash provided by financing activities...............      35,333,220       27,727,609

    Net increase (decrease) in cash and due from banks......      (1,834,635)         248,866
    Cash and due from banks at beginning of period..........      14,785,865       11,043,772
                                                              --------------   --------------
    Cash and due from banks at end of period................  $   12,951,230   $   11,292,638
                                                              ==============   ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest................................................  $    9,405,204   $   12,907,040
    Income taxes............................................       1,990,000        1,250,000


SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
  Unrealized gain (loss) on investment securities, net
     of tax.................................................       2,129,243        1,490,611

   Additional minimum liability related to pension..........        (365,985)               -

   Transfer of property from Premises & Equipment to Other
      Real Estate Owned.....................................         515,000                -



See accompanying notes
                                              3

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
                                                Shares       Value        Surplus       Earnings    Income(Loss)     Equity
---------------------------------------------------------------------------------------------------------------------------------

FOR NINE MONTHS ENDED SEPTEMBER 30, 2002

Balance at beginning of period..............   2,599,577  $ 12,997,885  $ 10,455,061  $ 27,340,908  $    118,217  $ 50,912,071
Comprehensive Income
  Net income................................           -             -             -     5,200,668             -     5,200,668
  Increase (decrease) in unrealized
  gain on investment securities                        -             -             -             -     2,129,243     2,129,243
Minimum pension liability adjustment........                                                            (365,985)     (365,985)
                                               ---------  ------------  ------------  ------------  ------------  ------------
  Total Comprehensive Income                                                             5,200,668     1,763,258     6,963,926
Sale of common stock........................      17,279        86,395       498,180      (254,803)            -       329,772
Cash dividends............... ..............           -             -             -    (1,303,335)            -    (1,303,335)
                                               ---------  ------------  ------------  ------------  ------------  ------------

Balance at end of period....................   2,616,856  $ 13,084,280  $ 10,953,241  $ 30,983,438  $  1,881,475  $ 56,902,434




FOR NINE MONTHS ENDED SEPTEMBER 30, 2001

Balance at beginning of period..............   2,590,540  $ 12,952,700  $ 10,288,301  $ 23,297,402  $    (40,918) $ 46,497,485
Comprehensive Income
  Net income................................           -             -             -     4,110,530             -     4,110,530
  Increase (decrease) in unrealized
  gain on investment securities                        -             -             -             -     1,490,611     1,490,611
Minimum pension liability adjustment........           -             -             -             -             -             -
                                               ---------  ------------  ------------  ------------  ------------  ------------
  Total Comprehensive Income                                                             4,110,530     1,490,611     5,601,141
Sale of common stock........................       5,336        26,680        89,324       (17,662)            -        98,342
Cash dividends............... ..............           -             -             -    (1,192,502)            -    (1,192,502)
                                               ---------  ------------  ------------  ------------  ------------  ------------

Balance at end of period....................   2,595,876  $ 12,979,380  $ 10,377,625  $ 26,197,768  $  1,449,693  $ 51,004,466



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

-------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                              September 30,   December 31,
(Unaudited)                                                 2002           2001
-------------------------------------------------------------------------------------
Assets
Cash in bank........................................... $    185,884    $   275,795
Investment Securities..................................    2,215,000      1,215,000
Total Loans............................................            -              -
Investment in Subsidiaries.............................   54,443,092     49,407,931
Equipment..............................................            -              -
Other assets...........................................       58,458         13,345
                                                        ------------   ------------

Total Assets........................................... $ 56,902,434   $ 50,912,071
                                                        ============   ============

Liabilities and Stockholders' Equity
Total Liabilities...................................... $          -   $          -
Stockholders' Equity...................................   56,902,434     50,912,071
                                                        ------------   ------------

Total Liabilities & Stockholders' Equity............... $ 56,902,434   $ 50,912,071
                                                        ============   ============



-------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                              Three Months Ended:           Nine Months Ended:
Parent only Income Statements                                   September 30,                 September 30,
(Unaudited)                                                  2002           2001           2002           2001
-------------------------------------------------------------------------------------------------------------------

Income
Cash dividends from Subsidiary......................... $    475,000   $    425,000   $  1,375,000   $  1,275,000
Interest and fees on loans.............................            -              -              -              -
Interest income from investment securities.............       26,015         28,062         71,393         88,398
Gains (losses) from sale of investment securities......            -              -              -              -
Other income...........................................       36,000         36,000        108,000        108,000
                                                        ------------   ------------   ------------   ------------
Total Income...........................................      537,015        489,062      1,554,393      1,471,398

Expenses
Salaries and employee benefits.........................       65,986         57,550        202,738        178,153
Other expenses.........................................       27,136         26,470         74,590         99,646
                                                        ------------   ------------   ------------   ------------
Total Expenses.........................................       93,122         84,020        277,328        277,799
                                                        ------------   ------------   ------------   ------------
Income before taxes & undistributed
    net income of subsidiaries.........................      443,893        405,042      1,277,065      1,193,599

Income tax.............................................      (16,740)       (13,722)       (51,700)       (47,722)
                                                        ------------   ------------   ------------   ------------
Net income before undistributed
  net income of subsidiaries...........................      460,633        418,764      1,328,765      1,241,321
Undistributed net income of subsidiaries...............    1,270,166      1,092,685      3,871,903      2,869,209
                                                        ------------   ------------   ------------   ------------

Net Income............................................. $  1,730,799   $  1,511,449   $  5,200,668   $  4,110,530
                                                        ============   ============   ============   ============


------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                              Nine Months Ended:
Parent only Statements of Cash Flows                            September 30,
(Unaudited)                                                  2002           2001
------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income............................................. $  5,200,668   $  4,110,530
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of subsidiary.......   (3,871,903)    (2,869,209)
  Depreciation.........................................            -              -
    Gains(losses) on sale of securities [net]..........            -              -
    (Increase) Decrease in other assets................      (45,113)       (77,129)
    Increase (decrease) in other liabilities...........            -              -
                                                        ------------   ------------
Net cash provided by operating activities..............    1,283,652      1,164,192

Cash flows from investing activities:
Purchase of securities.................................            -              -
Proceeds froms sales of available-for-sale securities..            -              -
(Increase)decrease in investment securities............   (1,000,000)      (235,000)
Investment in subsidiaries ............................      600,000              -
Sale of equipment......................................            -              -
Repayment of loans by customers........................            -              -
                                                        ------------   ------------
Net cash provided by investing activities..............     (400,000)      (235,000)

Cash flows from financing activities:
Proceeds from issuance of common stock.................      329,772         98,342
Dividends paid.........................................   (1,303,335)    (1,192,502)
                                                        ------------   ------------
Net cash provided by financing activities..............    (973,563)     (1,094,160)

Net increase (decrease) in cash & due from banks.......      (89,911)      (164,968)

Cash & due from banks at beginning of period...........      275,795        225,339
                                                        ------------   ------------
Cash & due from banks at end of period................. $    185,884   $     60,371
                                                        ============   ============

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary
----------------
Net  income  for  the third quarter of 2002 increased  14.51%  to
$1.73  million  from $1.51 million for the comparable  period  in
2001.   Basic earnings per share were $0.66 in the third  quarter
of 2002 compared with $0.58 in 2001.

For the nine months ended September 30, 2002 net income increased
26.52%  to  $5.20  million from $4.11  million  in  2001.   Basic
earnings per share were $2.00 for the first nine months  of  2002 compared with $1.59 in 2001.

Return on average assets was 1.25% for the third quarter of  2002 and 1.19% for the comparable period in 2001. Return on average equity was 12.30% for the third quarter of 2002 and 11.97% for the third quarter of 2001.

For  the nine months ended September 30, 2002 and 2001 return  on
average  assets  was  1.30% and 1.10%  respectively.   Return  on
average equity was 12.77% in 2002 and 11.17% in 2001.

Net Interest Income
-------------------
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $704 thousand, or 13.43%, for the third quarter of 2002 over 2001. Average earning assets increased 8.16% in the third quarter of 2002 from 2001.

For the nine months ended September 30, 2002 net interest income on a fully tax equivalent basis increased $2.47 million, or 16.61%, over the comparable period in 2001. Comparing the first nine months of 2002 to 2001, average loans increased $30.18 million or 9.19% while investment securities increased $4.82 million or 3.88%. Average earning assets increased 7.14% and the net interest yield increased from 4.23% in 2001 to 4.61% in 2002.

Interest expense decreased $956 thousand or 24.15% in the third quarter of 2002 from the third quarter of 2001. Interest bearing liabilities increased $24.57 million or 6.36 % in the third quarter of 2002 over the same period in 2001. The cost of funding those liabilities decreased 118 basis points from 2001. For the nine months ended September 30, 2002 interest expense decreased $3.54 million, or 27.83% over the same period in 2001.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

----------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                               For the quarter ended September 30,
(Fully taxable equivalent basis) *                          2002                         2001
----------------------------------------------------------------------------------------------------------
                                                                    Average                     Average
                                                         Interest    Rates            Interest   Rates
                                                Average   Income/   Earned/  Average   Income/   Earned/
Dollars in thousands                            Balance   Expense     Paid   Balance   Expense    Paid
----------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**               $370,199   $ 6,952    7.51%  $335,114   $ 7,007    8.36%
Investment securities:
  Taxable                                        79,066     1,066    5.39%    77,019     1,164    6.05%
  Tax-exempt                                     48,737       855    7.01%    51,624       914    7.08%
                                               --------   -------           --------   -------
    Total investment securities                 127,803     1,921    6.01%   128,643     2,078    6.46%
Federal funds sold                               18,025        75    1.66%    13,361       115    3.44%
                                               --------   -------           --------   -------
  Total earning assets                         $516,027   $8,948     6.94%  $477,118   $ 9,200    7.71%
                                               ========   =======           ========   =======

Time and savings deposits:
  Interest-bearing transaction accounts        $  7,635   $    11    0.58%  $  6,664   $    24    1.44%
  Money market deposit accounts                 111,642       316    1.13%   102,212       485    1.90%
  Savings accounts                               32,720        80    0.98%    29,193       110    1.51%
  Certificates of deposit, $100,000 or more      55,445       491    3.54%    50,363       675    5.36%
  Other certificates of deposit                 147,300     1,559    4.23%   143,893     2,048    5.69%
                                               --------   -------           --------   -------
    Total time and savings deposits             354,742     2,457    2.77%   332,325     3,342    4.02%

Federal funds purchased and securities sold
   under agreement to repurchase                 24,127       100    1.66%    26,937       212    3.15%
Federal Home Loan Bank advances                  29,785       437    5.87%    25,000       388    6.21%
Other short term borrowings                       2,151         8    1.49%     1,972        16    3.25%
                                               --------   -------           --------   -------
  Total interest bearing liabilities.          $410,805     3,002    2.92%  $386,234     3,958    4.10%

Net interest income/yield                                 $ 5,946    4.61%             $ 5,242    4.39%
                                                          =======    =====             =======    =====
----------------------------------------------------------------------------------------------------------
                                                        For the nine months ended September 30,
                                                            2002                        2001
----------------------------------------------------------------------------------------------------------
                                                                    Average                     Average
                                                         Interest    Rates           Interest    Rates
                                                Average   Income/   Earned/ Average   Income/    Earned/
Dollars in thousands                            Balance   Expense    Paid   Balance   Expense     Paid
----------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**               $358,573   $20,411    7.59%  $328,393   $20,924    8.50%
Investment securities:
  Taxable                                        79,746     3,235    5.41%    71,898     3,286    6.09%
  Tax-exempt                                     49,313     2,670    7.22%    52,337     2,847    7.25%
                                               --------   -------           --------   -------
    Total investment securities                 129,059     5,905    6.10%   124,235     6,133    6.58%
Federal funds sold                               13,332       166    1.66%    14,957       495    4.41%
                                               --------   -------           --------   -------
  Total earning assets                         $500,964   $26,482    7.05%  $467,585   $27,552    7.86%
                                               ========   =======           ========   =======

Time and savings deposits:
  Interest-bearing transaction accounts        $  7,543   $    34    0.60%  $  6,305   $    82    1.73%
  Money market deposit accounts                 109,084       966    1.18%    99,334     1,803    2.42%
  Savings accounts                               31,592       234    0.99%    28,659       456    2.12%
  Certificates of deposit, $100,000 or more      54,884     1,532    3.72%    48,964     2,064    5.62%
  Other certificates of deposit                 142,169     4,880    4.58%   143,124     6,334    5.90%
                                               --------   -------           --------   -------
    Total time and savings deposits             345,272     7,646    2.95%   326,386    10,739    4.39%
Federal funds purchased and securities sold
 under agreement to repurchase                   24,182       299    1.65%    26,031       755    3.87%
Federal Home Loan Bank advances                  26,595     1,200    6.02%    25,000     1,151    6.14%
Other short term borrowings                       2,066        23    1.48%     1,953        59    4.03%
                                               --------   -------           --------   -------
  Total interest bearing liabilities           $398,115     9,168    3.07%  $379,370    12,704    4.46%

Net interest income/yield                                 $17,314    4.61%             $14,848    4.23%
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

The provision for loan losses was $1.30 million for the first nine months of 2002, up from $800 thousand in the comparable period in 2001. Loans charged off (net of recoveries) were $655 thousand compared with loans charged off (net of recoveries) of $756 thousand in the first nine months of 2001. On an annualized basis net loan charge-offs were 0.23% of total loans for the first three quarters of 2002 compared with 0.30% for the same period in 2001.

On September 30, 2002 nonperforming assets totaled $2.11 million compared with $1.28 million on September 30, 2001. The September 2002 total consisted of $1.33 million in foreclosed real estate, $165 thousand in former branch sites now listed for sale, and
$611 thousand in nonaccrual loans. The September 2001 total consisted of $680 thousand in foreclosed real estate, $165 thousand in a former branch site listed for sale and $437 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $546 thousand as of September 30, 2002 compared with $214 thousand as of September 30, 2001.

The allowance for loan losses on September 30, 2002 was $4.54 million compared with $3.69 million on September 30, 2001. It represented a multiple of 2.2 times nonperforming assets and 7.4 times nonperforming loans. The allowance for loan losses was 1.22% and 1.09% of loans on September 30, 2002 and 2001 respectively.

Other Income
------------
For the third quarter of 2002 other income increased $43 thousand, or 2.48%, and for the nine months ended September 30, 2002 other income increased $468 thousand or 9.70%. In both periods, the increase in income is attributed to increases in other service charges, commissions and fees and mortgage brokerage income. The increase in other income was lower than the previous year due to a decrease in income from fiduciary activities.

Other Expenses
--------------
For  the  third  quarter  of 2002 other expenses  increased  $299 thousand or 7.05% over the third quarter of 2001. For the nine months ending September 2002 other expenses increased $992 thousand or 7.96% over the same period in 2001. For the nine months ended September 30, 2002, salaries and employee benefits increased $659 thousand or 8.86%. Occupancy expenses increased $23 thousand or 2.72%. Other operating expenses increased $307 thousand or 10.36% as a result of increases in other loan expense, loss on disposal of premises and equipment, employee development and data processing expenses.

Assets
------
At September 30, 2002 total assets were $562.12 million, up 8.36%
from  $518.76  million at December 31, 2001.   Total  loans  grew
$26.39 million or 7.62%.

Investment securities and federal funds sold increased by $14.42 million, or 10.23%, in 2002. Bank owned life insurance increased $5.95 million due to the purchase of policies in 2002. Total deposits increased $29.67 million, or 7.20% in 2002 and demand note balances to the United States Treasury increased $5.63 million from year-end 2001.

Capital Ratios
--------------
The Company's capital position remains strong as evidenced by the regulatory capital measurements. At September 30, 2002 the Tier I capital ratio was 13.96%, the total capital ratio was 15.06% and the leverage ratio was 10.04%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.


Capital Resources
-----------------
During the third quarter, the Company sold a vacant branch site that was transferred to OREO in the first quarter of 2002. Land was purchased in Chesapeake for an additional branch location. The Company continues to expand the implementation of the new imaging system by moving forward with the use of imaged signature cards in 2002.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity
---------
Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The Company continued to experience moderate deposit growth in the third quarter of 2002. Loan growth for the first nine months of 2002 exceeded targeted projections. Management considers the liquidity of the Company to be adequate. The Company continues to monitor and seek investment opportunities in an environment of falling interest rates.

Effects of Inflation
--------------------
Management believes that the key to achieving satisfactory performance is its ability to maintain or improve its net interest margin and to generate additional fee income. The Company's policy of investing in and funding with interest sensitive assets and liabilities is intended to reduce the risks inherent in a volatile inflationary economy.

Critical Accounting Policies
----------------------------
The Company's consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and

Critical Accounting Policies (con't)
----------------------------
assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Deferred Loan Fees / Costs
--------------------------
As part of the lending process, the Company receives fees from borrowers or potential borrowers related to loans underwritten. All origination fees received in the origination of a loan that are not pass-through fees, and certain direct origination costs are deferred and amortized over the life of the loan.

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of September 30, 2002. There were $121 million more in liabilities than assets subject to repricing within three months. As of December 31, 2001, the Company had $125 million more in liabilities than assets subject to repricing within three months.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $150.06 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation's equity price risk is immaterial and the company's primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 1.75% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 1.06% increase in net income and that a 200 basis point rise in rates would cause approximately a 1.86% increase in net income at September 30, 2002.

Item 4.  DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of Old Point Financial Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule [13a-14(c) /15d-14(c)] under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Old Point Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

         (b) Two reports on Form 8-K were filed during the third quarter of 2002.

              September   30,   2002  a  Form  8-K   was   filed
              announcing  the resignation of Frank E. Continetti
              as  President  and  CEO  of  Old  Point  Trust   &
              Financial Services, N.A.

              October 9, 2002 a Form 8-K was filed to announce the election of Eugene M. Jordan, II to the Board of Directors of Old Point Trust & Financial Services, N.A. in advance of his appointment to the position of President and CEO. The Form 8-K also announced the declaration of a 50% stock dividend.

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                       November 13, 2002




     By:  /s/Louis G. Morris
          ------------------
          Louis G. Morris
          Executive Vice President and CFO










     By:  /s/Laurie D. Grabow
          -------------------
          Laurie D. Grabow
          Senior Vice President
          Principal Financial and Accounting Officer