Form 10-K
period 2002-12-31
OLD POINT FINANCIAL CORP
filed 2003-03-28
CIK 740971

U. S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2002
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 (no fee required)
     For the transition period from                           to


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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 14, 2003 the aggregate market value of the 2,909,371 shares of common stock of Old Point Financial Corporation held by nonaffiliates was approximately $98 million based upon the closing price of the stock as of March 14, 2003. Number of shares outstanding on March 14, 2003 was 3,944,070.

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

Item  9. Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.......................37

PART III...........................................................38

Item 10. Directors and Executive Officers of the Registrant........38

Item 11. Executive Compensation....................................41

Item 12. Security Ownership of Certain Beneficial Owners and
         Management................................................44

Item 13. Certain Relationships and Related Transactions............44

Item 14. Controls and Procedures...................................44

PART IV............................................................45

Item 15. Exhibits, Financial Statement Schedules and Reports on
         Form 8....................................................46


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

As of December 31, 2002, the Company had assets of $576.6 million, loans of $378.0 million, deposits of $454.1 million, and stockholders' equity of $58.1 million. At year end, the Company and its subsidiaries had a total of 252 employees, 26 of whom were part-time.

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


                                                                              TABLE I
                                                    AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
-----------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                2002                       2001                       2000
-----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                          Average                       Average                       Average
                                                    Interest   Rates             Interest    Rates             Interest    Rates
                                           Average  Income/   Earned/   Average   Income/   Earned/   Average   Income/   Earned/
                                           Balance  Expense    Paid     Balance   Expense    Paid     Balance   Expense    Paid
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                      $362,228  $ 27,320   7.54%   $332,097  $ 27,765   8.36%   $303,826  $ 26,625   8.76%
Investment securities:
  Taxable                                    84,867     4,279   5.04%     76,670     4,389   5.72%     71,148     4,383   6.16%
  Tax-exempt                                 49,097     3,540   7.21%     52,031     3,773   7.25%     54,726     4,090   7.47%
                                           --------  --------           --------  --------           --------  --------
   Total investment securities              133,964     7,819   5.84%    128,701     8,162   6.34%    125,874     8,473   6.73%
Federal funds sold                           16,120       250   1.55%     14,467       563   3.89%      3,099       211   6.81%
                                           --------  --------           --------  --------           --------- --------

  Total earning assets                      512,312    35,389   6.91%    475,265    36,490   7.68%    432,799    35,309   8.16%
Reserve for loan losses                      <4,304)                      (3,646)                      (3,394)
                                            --------                     --------                     --------
                                            508,008                      471,619                      429,405

Cash and due from banks                      11,478                        9,862                        9,424
Bank premises and equipment                  14,718                       15,715                       15,015
Other assets                                  8,980                        4,838                        5,759
                                           --------                     --------                     --------
Total assets                               $543,184                     $502,034                     $459,603
                                           ========                     ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
 Interest-bearing transaction accounts     $  7,922  $     46   0.58%   $  6,559  $     88   1.34%   $  4,617  $    109   2.36%
 Money market deposit accounts              110,767     1,242   1.12%    100,577     2,159   2.15%     93,458     3,013   3.22%
 Savings accounts                            31,940       302   0.95%     28,864       536   1.86%     28,264       774   2.74%
 Certificates of deposit, $100,000 or more   56,048     1,991   3.55%     49,072     2,672   5.45%     35,241     2,051   5.82%
 Other certificates of deposit              142,591     6,306   4.42%    142,987     8,202   5.74%    136,792     7,863   5.75%
                                           --------  --------           --------  --------           --------  --------
  Total time and savings deposits           349,268     9,887   2.83%    328,059    13,657   4.16%    298,372    13,810   4.63%

Federal funds purchased, securities sold
 under agreement to repurchase & FHLB
 advances                                    52,274     2,038   3.90%     51,253     2,425   4.73%     48,922     2,769   5.66%
Other short term borrowings                   2,172        31   1.43%      2,158        73   3.38%      1,982       127   6.41%
                                           --------  --------           --------  --------           --------  --------
 Total interest bearing liabilities         403,714    11,956   2.96%    381,470    16,155   4.23%    349,276    16,706   4.78%
Demand deposits                              82,028                       68,516                       65,169
Other liabilities                             2,363                        2,327                        1,900
                                           --------                     --------                     --------
 Total liabilities                          488,105                      452,313                      416,345
Stockholders' equity                         55,079                       49,721                       43,258
                                           --------                     --------                     --------
Total Liabilbities and Stockholders Equity $543,184                     $502,034                     $459,603
                                           ========                     ========                     ========
Net interest income/yield                            $ 23,433   4.57%             $ 20,335   4.28%             $ 18,603   4.30%
                                                     ========                     ========                     ========
Total deposits                             $431,296                     $396,575                     $363,541
                                           ========                     ========                     ========

*Computed on a fully taxable equivalent basis using a 34% rate

The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

                                                                              TABLE II
                                                                 ANALYSIS OF CHANGE IN NET INTEREST INCOME *
-----------------------------------------------------------------------------------------------------------------------------------
                                        Year  2002 over 2001           Year  2001 over 2000           Year  2000 over 1999
                                        Due to change in:              Due to change in:              Due to change in:
                                                            Net                            Net                            Net
                                        Average  Average  Increase     Average  Average  Increase     Average  Average  Increase
Dollars in Thousands                    Volume   Rate    (Decrease)    Volume   Rate    (Decrease)    Volume   Rate    (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
INCOME FROM EARNING ASSETS
 Loans                                  $ 2,519  $(2,964) $  (445)     $ 2,477  $(1,337) $  1,140     $ 3,740  $ 1,091  $  4,831
Investment Securities:
Taxable                                     469     (579)    (110)         340     (334)        6        (533)      69      (464)
Tax-exempt                                 (213)     (20)    (233)        (201)    (116)     (317)        (88)      88         -
                                        -------  -------  --------     -------  -------  --------     -------  -------  --------
 Total investment securities                256     (599)    (343)         139     (450)     (311)       (621)     157      (464)

Federal funds sold                           64     (377)    (313)         774     (422)      352         (55)      47        (8)
                                        -------- -------  ---------    -------- -------- ---------    -------  -------- --------
                                          2,840   (3,941)  (1,101)       3,389   (2,208)    1,181       3,065    1,294     4,359
INTEREST EXPENSE
Interest bearing transaction accounts        18      (60)     (42)          46      (67)      (21)         15        -        15
Money market deposit accounts               219   (1,136)    (917)         230   (1,084)     (854)        (44)     120        76
Savings accounts                             57     (291)    (234)          16     (254)     (238)          9        -         9
Certificate of deposits, $100,000
 or more                                    380   (1,061)    (681)         805     (184)      621         228      115       343
Other certificates of deposit               (23)  (1,873)  (1,896)         356      (17)      339         219      599       818
                                        -------- -------- --------     -------- -------- ---------    -------- -------- --------
 Total time and savings deposits            651   (4,421)  (3,770)       1,453   (1,606)     (153)        428      833     1,261

Federal funds purchased, securities
 sold under agreement to repurchase
 and FHLB advances                           48     (435)     (387)        132     (476)     (344)        987      549     1,536
Other short-term borrowings                   -      (42)      (42)         11      (65)      (54)         14       30        44
                                        -------- -------- --------     -------- -------- ---------    -------- -------- --------
Total expense for interest bearing
 liabilities                                700   (4,899)   (4,199)      1,596   (2,147)     (551)      1,429    1,412     2,841

Change in Net Interest Income           $ 2,140  $   958  $  3,098     $ 1,793  $   (61) $  1,732     $ 1,636  $  (118) $  1,518

* Computed on a fully taxable equvilent basis using a 34% rate.

Interest  Sensitivity
---------------------
The following table reflects the earlier of the maturity or repricing data for various assets and liabilities as of
December 31, 2001
               TABLE III
     INTEREST SENSITIVITY ANALYSIS
----------------------------------------------------------------------------------------------------------------
As of December 31, 2002                      Within          4-12            1-5          Over 5
Dollars in thousands                         3 Months        Months          Years         Years        Total
----------------------------------------------------------------------------------------------------------------

Uses of funds

Federal funds sold.....................     $   8,710      $       -      $       -      $      -     $   8,710
Taxable investments....................        18,049         11,218         74,601         1,223       105,091
Tax-exempt investments.................           201            208         14,257        36,247        50,913
                                            _________      _________      _________      ________     _________
 Total investments.....................        26,960         11,426         88,858        37,470       164,714

Loans:
 Commercial............................        22,554          1,783         22,427         1,041        47,805
 Tax-exempt............................           280              -              -         2,686         2,966
 Consumer   ...........................         5,638          2,914         66,371        13,121        88,044
 Real estate...........................        53,075         17,562        114,735        49,396       234,768
 Other.................................           951             39          3,067           321         4,378
                                            _________      _________     __________      ________     _________
Total loans............................        82,498         22,298        206,600        66,565       377,961
                                            _________      _________     __________      ________     _________
Total earning assets...................     $ 109,458      $  33,724     $  295,458      $104,035     $ 542,675

Sources of funds
Interest checking deposits.............        11,119              -              -             -        11,119
Money market deposit accounts..........       113,506              -              -             -       113,506
Regular savings accounts...............        34,452              -              -             -        34,452
Certificates of deposit
 $100,000 or more......................        12,527         21,127         19,791             -        53,445
Other time deposits....................        19,882         58,047         72,959            21       150,909
Federal funds purchased, securities
 sold under agreements to repurchase
 & FHLB advances.......................        21,283              -          5,000        30,000        56,283
Other borrowed money...................         6,000              -              -             -         6,000
                                            _________      _________     __________      ________     _________
Total interest bearing liabilities.....     $ 218,769      $  79,174     $   97,750      $ 30,021     $ 425,714


Rate sensitivity GAP...................     $(109,311)     $ (45,450)    $  197,708      $ 74,014     $ 116,961

Cumulative GAP.........................     $(109,311)     $(154,761)    $   42,947      $116,961

The  Company  was liability sensitive as of December 31, 2002   There
were $109 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets.

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

The following table shows, by type and maturity, the book value and weighted average yields of investment securities at December 31, 2002.


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
----------------------------------------------------------------------------------------------------

December 31, 2002
 Maturities:
  Within 1 year                        $26,172   4.93%     $   405   6.85%       $ 26,577   4.96%
  After 1 year, but within 5 years      73,815   4.02%      13,435   6.99%         87,250   4.47%
  After 5 years, but within 10 years         -   0.00%      26,328   6.74%         26,328   6.74%
  After 10 years                             -   0.00%       9,116   6.48%          9,116   6.48%
TOTAL                                  $99,986   4.25%     $49,285   6.76%       $149,271   5.08%

December 31, 2001                      $80,013   5.49%     $52,041   6.81%       $132,054   6.01%
December 31, 2000                      $63,238   6.03%     $54,435   6.83%       $117,673   6.40%

Yields are calculated on a fully tax equivalent basis using a 34% rate.

At December 31, 2002, the book value of other marketable equity securities with no stated maturity totaled $3.1 million with an weighted average yield of 3.66%. These securities consisted of Federal Home Loan Bank stock of $1.8 million yielding 5.17%, Federal Reserve stock of $169 thousand yielding 6.00%, money market fund of $1.0 million yielding 1.26% and other securities of $150 thousand. The book value of other marketable securities with no stated maturity totaled $3.2 million, yielding 4.66%; and $5.7 million, yielding 6.37%; at December 31, 2001, and 2000 respectively.

III. Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 1998 through 2002:

                                                     TABLE V
                                                      LOANS
---------------------------------------------------------------------------------------
As of December 31,                   2002      2001      2000      1999      1998
Dollars in thousands
---------------------------------------------------------------------------------------
Commercial and other              $ 52,183  $ 51,608  $ 62,181  $ 62,257  $ 53,793
Real Estate Construction            29,822    27,056    15,219    11,461     5,418
Real Estate Mortgage               204,946   177,237   155,367   140,004   116,635
Tax Exempt                           2,966     2,957     3,314     2,747     1,401
Installment Loans to Individuals    88,044    87,625    83,829    65,178    58,618
                                  --------  --------  --------  --------  --------
  Total                           $377,961  $346,483  $319,910  $281,647  $235,865
                                  ========  ========  ========  ========  ========

Based on Standard Industry Code, there are no categories of loans which exceed 10% of total loans other than the categories disclosed in the preceding table.

The   maturity  distribution  and  rate  sensitivity   of   certain
categories of the Bank's loan portfolio at December 31, 2002 is presented below:

          TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

------------------------------------------------------------------------------------------
December 31, 2002                     One year   One through   Over five
Dollars in thousands                  or less     five years     years        Total
------------------------------------------------------------------------------------------

Commercial and other                 $  25,327     $ 25,494     $  1,362     $52,183
Real estate construction                24,674        5,148            -      29,822
                                     ---------     --------     --------     -------
  Total                              $  50,001     $ 30,642     $  1,362     $82,006

Loans maturing after one year with:
Fixed interest rate                                $ 30,642     $  1,362     $32,004
Variable interest rate                             $      -     $      -     $     -

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 1998 through 2002.

                                                            TABLE VII
                                         NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
--------------------------------------------------------------------------------------
As of December 31,                           2002    2001    2000    1999    1998
Dollars in thousands
--------------------------------------------------------------------------------------

Nonaccrual loans                            $  314  $  351  $   37  $  514  $  253
Accruing loans past due
 90 days or more                               608     450     470   1,351     641

Restructured loans                            none    none    none    none    none

Interest income which would have been
 recorded under original loan terms             49      41      25      49      52

Interest income recorded during the period      16      83       9      68     123

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 2002 such problem loans, not included in Table VII, amounted to approximately $3.3 million. There was one relationship in excess of $500 thousand.

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

The following table shows an analysis of the Allowance for Loan
Losses for the years 1998 through 2002.

                                    TABLE VIII
                     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------------------------
For the year ended December 31,                         2002       2001        2000        1999        1998
Dollars in thousands
--------------------------------------------------------------------------------------------------------------

Balance at beginning of period                       $   3,894   $   3,649   $   3,111   $   2,855   $   2,671

Charge Offs:
Commercial, financial and agricultural                     545         680         266         138         296
Real estate construction                                     8           -           -           -           -
Real estate mortgage                                        98          19           -          74          87
Consumer loans                                             761         724         486         581         564
Other loans                                                  -          36           -           -           -
                                                     ---------   ---------   ---------   ---------   ---------
  Total charge offs                                      1,412       1,459         752         793         947

Recoveries:
Commercial, financial and agricultural                      90         222         418         104         139
Real estate construction                                     -           -           -           -           -
Real estate mortgage                                         5          21           3           1          25
Consumer loans                                             288         256         244         294         317
Other loans                                                  -           5           -           -           -
                                                     ---------   ---------   ---------   ---------   ---------
  Total recoveries                                         383         504         665         399         481

Net charge offs                                          1,029         955          87         394         466

Additions charged to operations                          1,700       1,200         625         650         650
                                                     ---------   ---------   ---------   ---------   ---------
Balance at end of period                             $   4,565   $   3,894   $   3,649   $   3,111   $   2,855

Selected loan loss statistics
Loans (net of unearned income):
  End of period                                      $ 377,961   $ 346,483   $ 319,910   $ 281,647   $ 235,865
  Daily average                                      $ 362,228   $ 332,097   $ 303,826   $ 259,320   $ 226,908

Net charge offs to average total loans                   0.28%       0.29%       0.03%       0.15%       0.21%
Provision for loan losses to average total loans         0.47%       0.36%       0.21%       0.25%       0.29%
Provision for loan losses to net charge offs           165.21%     125.65%     718.39%     164.97%     139.48%
Allowance for loan losses to period end loans            1.21%       1.12%       1.14%       1.10%       1.21%
Earnings to loan loss coverage*                          10.70        9.05       80.06       16.97       14.64

* Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 1998 through 2002.

                                                              TABLE IX
                                           ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31,                   2002                 2001                2000                 1999                 1998
                                    Percent              Percent             Percent              Percent              Percent
                                    of loans             of loans            of loans             of loans             of loans
                                    in Each              in Each             in Each              in Each              in Each
                                  Category to          Category to          Category to          Category to          Category to
                          Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
-----------------------------------------------------------------------------------------------------------------------------------
Commercial and other      $  781      14.59%   $  667      15.75%   $  742      20.47%   $  828      23.08%   $  656      27.92%
Real Estate Construction     149       7.89%      119       7.81%       49       4.76%       40       4.07%       17       2.30%
Real Estate Mortgage       1,362      54.22%      791      51.15%      212      48.57%      195      49.71%      203      44.64%
Consumer                   1,135      23.29%      921      25.29%      519      26.20%      414      23.14%      370      25.14%
Unallocated                1,138          -     1,396          -     2,127          -     1,634          -     1,609          -
                          ------     -------   ------     -------   ------     -------   ------     -------   ------     -------
Total                     $4,565     100.00%   $3,849     100.00%   $3,649     100.00%   $3,111     100.00%   $2,855     100.00%

V. Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 2002, 2001 and 2000.

                                                                 TABLE X
                                                                 DEPOSITS
---------------------------------------------------------------------------------------------------
For the year ended December 31,                  2002              2001              2000

                                           Average  Average   Average  Average   Average  Average
Dollars in thousands                       Balance   Rate     Balance   Rate     Balance   Rate
---------------------------------------------------------------------------------------------------

Interest bearing transaction accounts     $  7,922  0.58%   $  6,559  1.34%   $  4,617   2.36%
Money market deposit accounts              110,767  1.12%    100,577  2.15%     93,458   3.22%
Savings accounts                            31,940  0.95%     28,864  1.86%     28,264   2.74%
Certificate of deposit, $100,000 or more    56,048  3.55%     49,072  5.45%     35,241   5.82%
Other certificate of deposit               142,591  4.42%    142,987  5.74%    136,792   5.75%
                                          --------          --------          --------
Total interest bearing deposits            349,268  2.83%    328,059  4.16%    298,372   4.63%
Non-interest bearing demand deposits        82,028            68,516            65,169
                                          --------          --------          --------
Total deposits                            $431,296          $396,575          $363,541
                                          ========          ========          ========

The following table shows certificates of deposit in amounts of $100,000 or more as of December 31, 2002, 2001, and 2000 by time remaining until maturity.

                        TABLE XI
         CERTIFICATE OF DEPOSIT $100,000 & MORE
--------------------------------------------------------
Dollars in thousands      2002       2001       2000
Maturing in
--------------------------------------------------------

3 months or less        $ 12,527   $  8,445   $  7,634
3 through 6 months        10,080     13,397      5,443
6 through 12 months       11,047     11,427     14,635
over 12 months            19,791     12,535     12,665
                        --------   --------   --------
                        $ 53,445   $ 45,804   $ 40,377


VI. Return on Equity and Assets

The return on average shareholders' equity and assets, the dividend pay out ratio, and the average equity to average assets ratio for the past three years are presented below.


                                       2002      2001      2000
                                      ------    ------    ------
   Return   on   average   assets      1.30%     1.14%     1.12%
   Return on average equity           12.80%    11.48%    11.87%
   Dividend payout ratio              25.19%    28.17%    29.23%
   Average equity to average assets   10.14%     9.90%     9.41%

VII. Short Term Borrowings

The Bank periodically borrowed funds through federal funds from its correspondent banks, through the use of a demand note to the United States Treasury (Treasury Tax and Loan Deposits), and through securities sold under agreements to repurchase. The borrowings matured daily and were based on daily cash flow requirements. The borrowed amounts (in thousands) and their corresponding rates during 2002, 2001, and 2000 are presented in the following table.


                                      TABLE XII
                                     SHORT TERM BORROWINGS
-----------------------------------------------------------------------------------------
                                            2002             2001               2000
Dollars in thousands                  Balance   Rate   Balance   Rate     Balance Rate
-----------------------------------------------------------------------------------------
Balance at December 31,
Federal funds purchased               $      -  0.00%  $      -  0.00%         -  0.00%
Securities sold under agreement
 to repurchase                          21,283  1.13%    28,321  1.67%    27,038  5.20%
U. S. treasury demand notes
 and other borrowed money                6,000  1.00%       369  1.50%     2,089  6.25%
                                      --------         --------         --------
Total                                 $ 27,283         $ 28,690         $ 29,127

Average daily balance outstanding:
Federal funds purchased               $      1  2.16%  $      1  2.49%  $  1,495  6.46%
Securities sold under agreement
 to repurchase                          25,475  1.50%    26,252  3.38%    24,511  5.10%
U. S. treasury demand notes
 and other borrowed money                2,172  1.43%     2,158  3.38%     1,982  6.41%
                                      --------         --------         --------
Total                                 $ 27,648  4.65%  $ 28,411  4.65%  $ 27,988  4.55%

The maximum amount outstanding
 at any month end:
Federal funds purchased               $      -         $      -         $ 10,000
Securities sold under agreement
 to repurchase                        $ 26,098         $ 28,546         $ 28,530
U. S. treasury demand notes
 and other borrowed money             $  6,000         $  6,165         $  6,397

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

Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.


                                Part II


Item  5. Market for Common Equity And Related Stockholder Matters

Beginning in 2000 the common stock of Old Point Financial Corporation was quoted on the Nasdaq SmallCap under the symbol "OPOF". The approximate number of shareholders of record as of December 31, 2002 was 1,354. The range of high and low prices and dividends per share of the Company's common stock for each quarter during 2002 and 2001 is presented in Part I. Item 7. of this Annual Report on Form 10-K. Additional information related to stockholder matters can be found in
Note 15. Regulatory Matters of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.
                                  -13-

Item  6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

                                                                                      TABLE XIII
                                                                              SELECTED FINANCIAL HIGHLIGHTS
------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                  2002        2001       2000        1999        1998
------------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands except per share data)
RESULTS OF OPERATIONS
Interest income...................................... $  34,112   $  35,108   $  33,644   $  29,483   $  27,805
Interest expense.....................................    11,956      16,156      16,707      13,862      12,700
                                                      ---------   ---------   ---------   ---------   ---------
Net interest income..................................    22,156      18,952      16,937      15,621      15,105
Provision for loan loss..............................     1,700       1,200         625         650         650          600
                                                      ---------   ---------   ---------   ---------   ---------
Net interest income after provision for loan loss...     20,456      17,752      16,312      14,971      14,455
Gains (losses) on sales of investment securities.....        14          (1)         44         (54)          -
Noninterest income...................................     7,128       6,543       5,641       5,440       4,911
Noninterest expenses.................................    18,291      16,850      15,657      14,320      13,193
                                                      ---------   ---------   ---------   ---------   ---------
Income before taxes..................................     9,307       7,444       6,340       6,037       6,173
Income taxes ........................................     2,256       1,734       1,207       1,215       1,537
                                                      ---------   ---------   ---------   ---------   ---------
Net income........................................... $   7,051   $   5,710   $   5,133   $   4,822   $   4,636

FINANCIAL CONDITION

Total assets......................................... $ 576,623   $ 518,759   $ 477,096   $ 436,294   $ 404,118
Total deposits.......................................   454,052     412,303     374,779     360,918     343,413
Total loans..........................................   377,961     346,483     319,910     281,647     235,865
Stockholders' equity.................................    58,116      50,912      46,497      40,814      40,013
Average assets.......................................   543,184     502,035     459,603     423,681     380,756
Average equity.......................................    55,079      49,721      43,258      40,840      38,526

PERTINENT RATIOS
Return on average assets.............................      1.30%       1.14%       1.12%       1.14%       1.22%
Return on average equity.............................     12.80%      11.48%      11.87%      11.81%      12.03%
Dividends paid as a percent of net income............     25.19%      28.17%      29.23%      28.89%      26.62%
Average equity as a percent of average assets........     10.14%       9.90%       9.41%       9.64%      10.12%

PER SHARE DATA

Basic EPS............................................ $    1.80    $   1.47    $   1.32    $   1.25   $    1.20
Cash dividends declared..............................     0.453       0.413       0.387       0.360       0.320
Book value...........................................     14.76       13.06       11.97       10.53       10.36


GROWTH RATES

Year end assets......................................     11.15%       8.73%       9.35%       7.96%      15.90%
Year end deposits....................................     10.13%      10.01%       3.84%       5.10%      19.61%
Year end loans.......................................      9.09%       8.31%      13.59%      19.41%       6.37%
Year end equity......................................     14.15%       9.50%      13.92%       2.00%      10.13%
Average assets.......................................      8.20%       9.23%       8.48%      11.27%      14.63%
Average equity.......................................     10.78%      14.94%       5.92%       6.01%      11.94%
Net income...........................................     23.49%      11.24%       6.45%       4.01%      13.35%
Cash dividends declared..............................      9.69%       6.72%       7.50%      12.50%      17.22%
Book value...........................................     13.07%       9.11%      13.60%       1.69%       9.74%

Item  7.   Management's Discussion and Analysis of Financial
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

EARNINGS SUMMARY
   Net income was $7.05 million, or $1.80 per share in 2002 compared to $5.71 million, or $1.47 per share in 2001 and $5.13 million, or $1.32 per share in 2000. Return on average assets was 1.30% in 2002, 1.14% in 2001 and 1.12% in 2000. Return on average equity was 12.80% in 2002, 11.48% in 2001 and 11.87% in 2000. For the past five years return on average assets has averaged 1.18% and return on average equity has averaged 12.00%. Selected Financial Highlights summarizes the Company's performance for the past five years.

NET INTEREST INCOME
     The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $23.43 million in 2002, up $3.09 million, or 15% from $20.34 million in 2001 which was up $1.74 million, or 9% from $18.60 million in 2000. Net interest income is affected by variations in interest rates and the volume and mix of earning assets and interest-bearing liabilities. The net interest yield increased to 4.57% in 2002 from 4.28% in 2001, which was down from 4.30% in 2000.

     Tax equivalent interest income decreased $1.10 million, or 3%, in 2002. Average earning assets grew $37.05 million, or 8%. Total average loans increased $30.13 million, or 9%, while average investment securities increased $5.26 million, or 4%. The yield on earning assets decreased in 2002 by seventy-seven basis points primarily due to declining interest rates.

      Interest expense decreased $4.20 million or 26%, in 2002 while interest bearing liabilities increased 6% in 2002. The cost of funding liabilities decreased one hundred twenty-seven basis points. The market experienced one rate reduction by the Federal Reserve in 2002. The asset pricing did not experience as large of a reduction in rates as did the liability pricing.

PROVISION/ALLOWANCE FOR LOAN LOSSES
      Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio. The provision increased to $1.70 million in 2002 and was $1.20 million in 2001 and $625 thousand in 2000. The increase was due to an increase in the net charge offs from 2002 as detailed in the next paragraph.

     Loans charged off during 2002 totaled $1.41 million compared to $1.46 million in 2001 and $752 thousand in 2000.
Recoveries amounted to $383 thousand in 2002, $504 thousand in 2001 and $665 thousand in 2000.

The Company's net loans charged off to year-end loans were 0.27% in 2002, 0.28% in 2001, and 0.03% in 2000. The allowance for loan losses, as a percentage of year-end loans, was 1.21% in 2002, 1.12% in 2001, and 1.14% in 2000.

   As of December 31, 2002, nonperforming assets were $1.14 million, down from $1.35 million at year-end 2001. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 2002 total consisted of other real estate of $830 thousand and $314 thousand in nonaccrual loans. The other real estate consists of $165 thousand in commercial property originally acquired as a potential branch site and now held for sale and $665 thousand in foreclosed properties. Nonaccrual loans consisted of $53 thousand in real estate loans and $261 thousand in commercial loans. Loans still accruing interest but past due 90 days or more increased to $608 thousand as of December 31, 2002 compared to $450 thousand as of December 31, 2001.

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

OTHER INCOME
   Other income increased $600 thousand, or 9% in 2002 from 2001 compared to an increase of $857 thousand, or 15% in 2001 from 2000. The growth in other income is attributed to higher mortgage brokerage income and Bank Owned Life Insurance income. In 2002 there was an increase in mortgage brokerage income of $158 thousand over 2001 due to increases in the volume of mortgages originated and sold. In 2002, the Company purchased Bank Owned Life Insurance (BOLI) on certain officers and generated $332 thousand in revenue.

OTHER EXPENSES
   Other expenses increased $1.44 million or 9% in 2002 over 2001 after increasing 8% in 2001 from 2000. Salary expense increased by 10% as a result of normal yearly salary increases and the addition of several new management positions within the Company. Other operating expenses increased $390 thousand or 10%. Foreclosed property expense increased $93 thousand over 2001. Repossessed asset expense increased $99 thousand over 2001. Data processing expenses increased $59 thousand over 2001 due to continued technological advances.

ASSETS
   At December 31, 2002, the Company had total assets of $576.6 million, up 11% from $518.8 million at December 31, 2001. Average assets in 2002 were $543.2 million compared to $502.0 million in 2001. The growth in assets in 2002 was due to the increase in investments, which were up 15% and federal funds sold, which were up 74% in 2002.

LOANS
   Total loans as of December 31, 2002 were $378.0 million, up 9% from $346.5 million at December 31, 2001. The Company realized significant growth in the real estate category of loans. Footnote 3 of the financial statements details the loan volume by category for the past two years.


INVESTMENT SECURITIES
   At December 31, 2002 total investment securities were $156.0 million, up 15% from $136.0 million on December 31, 2001. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

DEPOSITS
   At December 31, 2002, total deposits amounted to $454.1 million, up 10% from $412.3 million on December 31, 2001. Non-interest bearing deposits increased $10.6 million, or 13%, at year-end 2002 over 2001. Savings deposits increased $18.2 million, or 13%, in 2002 over 2001. Certificates of Deposit increased $12.9 million or 7% in 2002 over 2001.


STOCKHOLDERS' EQUITY
   Total stockholders' equity as of December 31, 2002 was $58.1 million, up 14% from $50.9 million on December 31, 2001. The Company is required to maintain minimum amounts of capital under banking regulations. Under the regulations, Total Capital is composed of core capital (Tier
1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for 2002, 2001 and 2000.

-------------------------------------------------------
                  2002            2002    2001    2000
                  Regulatory
                  Requirements
-------------------------------------------------------
Tier 1            4.00%          13.91%  13.97%  13.77%
Total Capital     8.00%          15.12%  15.05%  14.85%
Tier 1 Leverage   3.00%           9.79%   9.77%   9.71%
-------------------------------------------------------

      Year-end book value was $14.76 in 2002 and $13.06 in 2001. Cash dividends were $1.8 million, or $.453 per share in 2002 and $1.6 million, or $.413 per share in 2001. The common stock of the Company has not been extensively traded. The table below shows the high and low closing prices for each quarter of 2002 and 2001. The stock is quoted on the Nasdaq Small Cap under the symbol "OPOF" and the prices below are based on trade information. There were 1354 stockholders of the Company as of December 31, 2002. This stockholder count does not include stockholders who hold their stock in a nominee registration. The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 2002 and 2001.

----------------------------------------------------------------------
                          2002                        2001
----------------------------------------------------------------------
                            Market Value                Market Value
                Dividend     High   Low     Dividend     High  Low
----------------------------------------------------------------------
1st Quarter      $ 0.106   $19.88  $18.07    $ 0.10    $15.04  $11.333
2nd Quarter      $ 0.107   $22.73  $20.00    $ 0.10    $15.066 $13.333
3rd Quarter      $ 0.12    $22.87  $20.80    $ 0.106   $17.333 $14.566
4th Quarter      $ 0.12    $24.54  $21.37    $ 0.107   $19.333 $16.166
----------------------------------------------------------------------

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

Independent Auditors Report
To the Board of Directors
Old Point Financial Corporation
Hampton, Virginia


We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and changes in stockholder's equity for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.






Eggleston Smith P.C.


February 13, 2003
Newport News

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------
December 31,                                                     2002        2001
-------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
ASSETS
Cash and due from banks...................................  $   14,437  $   14,786
Investments:
  Securities available-for-sale, at market................     128,488      97,918
  Securities to be held-to-maturity
   (Market value $28,731 in 2002 and $39,622 in 2001).....      27,516      38,083
Federal funds sold........................................       8,710       5,018
Loans, total..............................................     377,961     346,483
Less - allowance for loan losses..........................       4,565       3,894
                                                            ----------  ----------
  Net loans...............................................     373,396     342,589
Premises and equipment....................................      13,280      14,420
Other real estate owned...................................         830       1,003
Other assets..............................................       9,966       4,942
                                                            ----------  ----------
   Total assets...........................................  $  576,623  $  518,759
                                                            ==========  ==========

LIABILITIES
Non interest-bearing deposits.............................  $   90,621  $   79,978
Savings deposits..........................................     159,077     140,848
Certificates of Deposit...................................     204,354     191,477
                                                            ----------  ----------
   Total deposits.........................................     454,052     412,303
Federal funds purchased and securities sold  under
  repurchase agreements...................................      21,283      28,321
Federal Home Loan Bank advances...........................      35,000      25,000
Interest bearing demand notes issued to the United
  States Treasury and other liabilities for borrowed money       6,000         369
Other liabilities.........................................       2,172       1,854
                                                            ----------  ----------
   Total Liabilities......................................     518,507     467,847

STOCKHOLDERS' EQUITY
Common stock, $5 par value, 10,000,000 shares authorized
Issued 3,936,720 in 2002 and 2,599,577 in 2001............      19,684      12,998
Capital surplus...........................................      11,165      10,455
Retained earnings.........................................      25,598      27,341
Accumulated other comprehensive income (loss).............       1,669         118
                                                            ----------  ----------
   Total stockholders' equity.............................      58,116      50,912
                                                            ----------  ----------
   Total liabilities and stockholders' equity.............  $  576,623  $  518,759
                                                            ==========  ==========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------
Years Ended December 31,                                      2002     2001     2000
----------------------------------------------------------------------------------------
                                        Dollars in Thousands except per share amounts)
INTEREST INCOME
Interest and fees on loans.................................. $27,247  $27,666  $26,351
Interest on investment securities
  Taxable...................................................   4,278    4,389    4,383
  Exempt from income tax....................................   2,337    2,490    2,699
                                                             -------  -------  -------
                                                               6,615    6,879    7,082
Interest on trading account securities......................       -        -        -
Interest on federal funds sold..............................     250      563      211
                                                             -------  -------  -------
    Total interest income...................................  34,112   35,108   33,644

INTEREST EXPENSE
Interest on savings deposits................................   1,590    2,783    3,897
Interest on Certificates of Deposit.........................   8,297   10,874    9,914
Interest on federal funds purchased and securities
 sold under repurchase agreements...........................     382      887    1,344
Interest on Federal Home Loan Bank advances.................   1,656    1,539    1,425
Interest on demand notes issued to the United
 States Treasury and other liabilities for borrowed money...      31       73      127
                                                             -------  -------  -------
   Total interest expense...................................  11,956   16,156   16,707
                                                             -------  -------  -------
Net interest income.........................................  22,156   18,952   16,937
Provision for loan losses...................................   1,700    1,200      625
                                                             -------  -------  -------
    Net interest income after provision for loan losses.....  20,456   17,752   16,312

OTHER INCOME
Income from fiduciary activities............................   2,223    2,738    2,460
Service charges on deposit accounts.........................   2,880    2,640    2,255
Other service charges, commissions and fees.................   1,083      746      726
Security gains (losses), net................................      14       (1)      44
Income from trading account.................................       -        -        -
Other operating income......................................     942      419      200
                                                             -------  -------  -------
   Total other income.......................................   7,142    6,542    5,685

OTHER EXPENSE
Salaries and employee benefits..............................  11,077   10,115    9,336
Occupancy expense...........................................   1,157    1,102    1,054
Equipment expense...........................................   1,654    1,620    1,492
Other operating expense.....................................   4,403    4,013    3,775
                                                             -------  -------  -------
   Total other expenses.....................................  18,291   16,850   15,657
                                                             -------  -------  -------
Income before income taxes..................................   9,307    7,444    6,340
Income taxes................................................   2,256    1,734    1,207
                                                             -------  -------  -------
Net income.................................................. $ 7,051  $ 5,710  $ 5,133
                                                             =======  =======  =======

Basic Earnings per Share
Average shares outstanding (in thousands)...................   3,914    3,891    3,881
Net income per share of common stock........................ $  1.80  $  1.47  $  1.32

Diluted Earnings per Share
Average shares outstanding (in thousands)...................   3,994    3,918    3,882
Net income per share of common stock........................ $  1.77  $  1.46  $  1.32

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------
Years Ended December 31,                                           2002        2001        2000
----------------------------------------------------------------------------------------------------
                                                                       Dollars in Thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................................  $   7,051   $   5,710   $   5,133
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..............................      1,361       1,431       1,311
  Provision for loan losses..................................      1,700       1,200         625
  (Gains) losses on sale of investment securities, net.......        (14)          1         (44)
  Net amortization and accretion of securities...............         75          45          65
  Net (increase) decrease in trading account.................          -           -           -
  Loss on disposal of equipment..............................         94           4          41
 (Gains) loss on sale of other real estate owned.............          -         (17)       (396)
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)...............     (6,011)         42        (785)
  Increase (decrease) in other liabilities...................        (48)       (193)        289
                                                               ---------   ---------   ---------
    Net cash provided by operating activities................      4,208       8,223       6,239

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities ........................    (78,093)    (50,955)     (3,041)
  Proceeds from maturities and calls of securities ..........     59,582      32,099       2,295
  Proceeds from sales of available - for - sale securities ..      1,350       6,923       7,285
  Proceeds from sales of held - to - maturity securities.....          -           -           -
  Loans made to customers....................................   (159,417)   (124,190)   (109,388)
  Principal payments received on loans.......................    126,910      96,661      71,038
  Purchases of premises and equipment........................       (833)       (795)     (2,087)
  Proceeds from sales of premises and equipment..............        517           -           -
  Additions to other real estate owened......................     (1,661)       (713)          -
  Proceeds from sales of other real estate owned.............      1,835         477           -
  (Increase) decrease in federal funds sold..................      3,691         379      (5,156)
                                                               ---------   ---------   ---------
    Net cash provided by (used in) investing activities......    (53,501)    (40,114)    (39,054)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits.......     10,643      14,922       2,050
  Increase (decrease) in savings deposits....................     18,229      13,188      (1,103)
  Proceeds from the sale of Certificates of Deposit..........    116,702      67,117      72,263
  Payments for maturing Certificates of Deposit..............   (103,825)    (57,703)    (59,347)
  Increase (decrease) in federal funds purchased and
   repurchase agreements.....................................     (7,038)      1,283       4,197
  Increase (decrease) in Federal Home Loan Bank advances.....     10,000           -      18,000
  Increase (decrease) in interest bearing
   demand notes and other borrowed money.....................      5,631      (1,720)     (1,229)
  Proceeds from issuance of common stock.....................        378         154         129
  Dividends paid.............................................     (1,776)     (1,608)     (1,501)
                                                               ---------   ---------   ---------
    Net cash provided by financing activities................     48,944      35,633      33,459

    Net increase (decrease) in cash and due from banks.......       (349)      3,742         644
     Cash and due from banks at beginning of period..........     14,786      11,044      10,400
                                                               ---------   ---------   ---------
    Cash and due from banks at end of period.................  $  14,437   $  14,786   $  11,044


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest.................................................  $  12,251   $  16,406   $  16,382
    Income taxes.............................................      2,256       1,775       1,475

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING TRANSACTIONS
  Unrealized gain (loss) on investment
    securities, net of tax...................................  $   1,917   $     513   $   1,922

  Additional minimum liability related to pension............  $    (366)  $    (354)  $       -

  Transfer of property from Premises & Equipment to Other
    Real Estate Owned........................................  $     515   $       -   $       -

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                          Common                                      Other              Total
                                          Stock        Capital      Retained      Comprehensive       Stockholders'
                                       (Par Value)     Surplus      Earnings      Income (Loss)         Equity
----------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
YEAR ENDED DECEMBER 31, 2000
Balance, beginning of year...........    $ 12,916      $ 10,186      $19,675      $   (1,963)           $   40,814
Comprehensive income
  Net income.........................           -             -        5,133               -                 5,133
  (Decrease) increase in unrealized
   gain on investment securities.....           -             -            -           1,922                 1,922
                                         --------      --------      -------      ----------            ----------
Total comprehensive income...........           -             -        5,133           1,922                 7,055
Sale of stock........................          37           102          (10)              -                   129
Cash dividends paid..................           -             -       (1,501)              -                (1,501)
                                         --------      --------      -------      ----------            ----------
Balance, end of year.................    $ 12,953      $ 10,288      $23,297      $      (41)           $   46,497
                                         ========      ========      =======      ==========            ==========

YEAR ENDED DECEMBER 31, 2001

Balance, beginning of year...........    $ 12,953      $ 10,288      $23,297      $      (41)           $   46,497
Comprehensive income
  Net income.........................           -             -        5,710               -                 5,710
  (Decrease) increase in unrealized
   gain on investment securities.....           -             -            -             513                   513
  Minimum pension liability adjustment          -             -            -            (354)                 (354)
                                         --------      --------      -------      ----------            ----------
Total comprehensive income...........           -             -        5,710             159                 5,869
Sale of stock........................          45           167          (58)              -                   154
Cash dividends paid..................           -             -       (1,608)              -                (1,608)
                                         --------      --------      -------      ----------            ----------
Balance, end of year.................    $ 12,998      $ 10,455      $27,341      $      118            $   50,912
                                         ========      ========      =======      ==========            ==========

YEAR ENDED DECEMBER 31, 2002

Balance, beginning of year...........    $ 12,998      $ 10,455      $27,341      $      118            $   50,912
Comprehensive income
  Net income.........................           -             -        7,051               -                 7,051
  (Decrease) increase in unrealized
   gain on investment securities.....           -             -            -           1,917                 1,917
  Minimum pension liability adjustment          -             -            -            (366)                 (366)
                                         --------      --------      -------      ----------            ----------
Total comprehensive income...........           -             -        7,051           1,551                 8,602
Sale of stock........................         140           710         (472)              -                   378
Stock dividend.......................       6,546                     (6,546)                                    -
Cash dividends paid..................           -             -       (1,776)              -                (1,776)
                                         --------      --------      -------      ----------            ----------
Balance, end of year.................    $ 19,684      $ 11,165      $25,598      $    1,669            $   58,116
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

NOTE 2, Investment Securities
-----------------------------

At December 31, 2002, the investment securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretions of discounts, and investment securities available-for-sale are carried at market value.

The amortized cost and fair value of investment securities held-to-maturity at December 31, 2002 and 2001, were:
----------------------------------------------------------------------------------------------------------------
                                                 Amortized     Unrealized     Unrealized        Market
                                                   Cost           Gains         Losses           Value
                                                                 (Dollars in Thousands)
      December 31, 2002:
      United States Treasury securities....      $    354       $     8        $     -        $    362
       Obligations of other United
        States Government Agencies.........      $ 26,047       $ 1,085        $     -        $ 27,132
       Obligations of state and political
        subdivisions.......................         1,115           122              -           1,237
                                                 --------       -------        -------        --------
                                                 $ 27,516       $ 1,215        $    -         $ 28,731
                                                 ========       =======        =======        ========
      December 31, 2001:
       United States Treasury securities...      $    424       $     6        $     -        $    430
       Obligations of other United
        States Government Agencies.........        36,444         1,487        $     -          37,931
       Obligations of state and political
        subdivisions.......................         1,215            46              -           1,261
                                                 --------       -------        -------        --------
                                                 $ 38,083       $ 1,539        $     -        $ 39,622
                                                 ========       =======        =======        ========


The amortized cost and fair values of investment securities available-for-sale at December 31, 2002 were:
---------------------------------------------------------------------------------------------------------
                                                 Amortized     Unrealized     Unrealized        Market
                                                   Cost          Gains          Losses           Value
                                                                (Dollars in Thousands)
      United States Treasury securities....      $  6,015       $    77        $    (3)       $  6,089

      Obligations of other United States
       Government agencies.................        67,571           780              -          68,351

      Obligations of state and political
        subdivisions.......................        48,170         2,808             (8)         50,970
      Money Market investment..............         1,044             -              -           1,044

      Federal Home Loan Bank Stock.........         1,750             -              -           1,750

      Federal Reserve Bank stock...........           169             -              -             169

      Other marketable equity securities...           150             -            (35)            115
                                                 --------       -------        -------        --------
      Total................................      $124,869       $ 3,665        $   (46)       $128,488
                                                 ========       =======        =======        ========

The amortized cost and fair values of investment securities available-for-sale at December 31, 2001 were:
---------------------------------------------------------------------------------------------------------
                                                 Amortized     Unrealized     Unrealized        Market
                                                   Cost          Gains          Losses           Value
                                                                (Dollars in Thousands)
      United States Treasury securities....      $  1,027       $    62        $     -        $  1,089

      Obligations of other United States
       Government agencies.................        42,118           487           (307)         42,298

      Obligations of state and political
        subdivisions.......................        50,827           970           (462)         51,335

      Adjustable Rate Mortgage Fund........         1,312             -              -           1,312

      Federal Home Loan Bank Stock.........         1,700             -              -           1,700

      Federal Reserve Bank stock...........           169             -              -             169

      Other marketable equity securities...            50             -            (35)             15
                                                 --------       -------        -------        --------
      Total................................      $ 97,203       $ 1,519        $  (804)       $ 97,918
                                                 ========       =======        =======        ========

                                                                           -27-

-----------------------------------------

Investment securities carried at $55.8 million and $51.8 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

The amortized cost and approximate market values of investment securities at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  December 31, 2002

                                                                  Available-For-Sale              Held-To-Maturity
                                                                  ------------------              ----------------
                                                              Amortized         Market         Amortized         Market
                                                                Cost            Value            Cost            Value
                                                                                 (Dollars in Thousands)
     Due in one year or less....................               $ 11,403        $ 11,473        $  15,175         $ 15,426
     Due after one year through five years......                 76,024          77,632           11,226           12,068
     Due after five years through ten years.....                 25,213          26,937            1,115            1,237
     Due after ten years........................                  9,166           9,418                -                -
                                                               --------        --------        ---------         --------
       Total debt securities....................                121,806         125,460           27,516           28,731
     Other securities without stated maturities.                  3,063           3,028                -                -
                                                               --------        --------        ---------         --------
     Total investment securities                               $124,869        $128,488        $  27,516         $ 28,731
                                                               ========        ========        =========         ========

The proceeds from the sale and maturities of investment securities, and the related realized gains and losses are shown below:

                                                2002        2001         2000
                                                      (Dollars in Thousands)
     Proceeds from sales and
       maturities of investments............  $ 60,932    $ 39,022    $  9,580
                                              ========    ========    =========

     Realized gains........................   $     14    $    102    $     44
     Realized losses.......................          -         103           -
                                              --------    --------    ---------
       Net gains (losses)..................   $     14    $     (1)   $     44
                                              ========    ========    =========

NOTE 3, Loans
-------------

At December 31, loans before allowance for loan losses consisted of:

                                              2002           2001
                                             (Dollars in Thousands)

   Commercial and other...............      $ 52,183       $ 51,608
   Real estate - construction.........        29,822         27,056
   Real estate - mortgage.............       204,946        177,237
   Installment loans to individuals...        88,044         87,625
   Tax exempt loans...................         2,966          2,957
                                            --------       --------
      Total...........................      $377,961       $346,483
                                            ========       ========

Information concerning loans which are contractually past due or in non-accrual status is as follows:

                                              2002           2001
                                            (Dollars in Thousands)

   Contractually past due loans -
    past due 90 days or more and
    still accruing interest.....            $    608       $    450
                                            ========       ========
   Loans which are in
    non-accrual status..........            $    314       $    351
                                            ========       ========

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $2.3 million and $1.8 million at December 31, 2002 and 2001, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders' equity at December 31, 2002.

                                         2002        2001
                                         ----        ----
                                     (Dollars in thousands)

     Balance, beginning of year.....   $ 1,803     $ 2,989
     Additions......................     1,057           5
     Reductions.....................      (558)     (1,191)
                                       -------     -------
     Balance, end of year...........   $ 2,302     $ 1,803
                                       =======     =======

The bank does not account for any of its loans under the provisions of Statement of Financial Accounting Standards No. 114 or 118 related to impaired loans.

NOTE 4, Allowance for Loan Losses
---------------------------------

Changes in the allowance for loan losses are as follows:

                                       2002           2001          2000
                                             (Dollars in Thousands)

   Balance, beginning of year...     $  3,894       $  3,649      $  3,111
   Recoveries...................          383            504           665
   Provision for loan losses....        1,700          1,200           625
   Loans charged off............       (1,412)        (1,459)         (752)
                                     --------       --------       -------
   Balance, end of year......        $  4,565       $  3,894      $  3,649
                                     ========       ========      ========

NOTE 5, Premises and Equipment
------------------------------

At December 31, premises and equipment consisted of:
                                                     2002        2001
                                                 (Dollars in Thousands)
   Land..............................             $ 3,432      $ 3,496
   Buildings.........................              10,992       11,335
   Leasehold improvements............                 951          901
   Furniture, fixtures and equipment.               9,781        9,919
                                                  -------      -------
     Total cost......................              25,156       25,651
   Less accumulated..................
    depreciation and amortization....              11,876       11,231
                                                  -------      -------
     Net book value..................             $13,280      $14,420
                                                  =======      =======

NOTE 6, Other Real Estate Owned
-------------------------------

Other real estate consisted of the following at December 31:

                                                    2002          2001
                                                  (Dollars in Thousands)
   Foreclosed real estate............             $   665      $     713
   Property held for sale............                 165            290
                                                  -------      ---------
         Total...........................         $   830      $   1,003
                                                  =======      =========

NOTE 7.  Deposits
-----------------

The aggregate amount of certificates of deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $53,445,000 and $45,804,000,
respectively.

At December 31, 2002, the scheduled maturities of certificates of deposits are as follows:

                                      Year     (Dollars in Thousands)

                                      2003       $111,758
                                      2004         62,539
                                      2005         15,418
                                      2006          3,401
                                   Thereafter      11,238
                                                 --------
                                                 $204,354
                                                  =======

NOTE 8, Indebtedness
--------------------

The Bank's short-term borrowings include federal funds purchased, securities sold under repurchase agreements (including $1.1 million and $1.7 million to directors in 2002 and 2001, respectively) and United States Treasury Demand Notes. The federal funds purchased and securities sold under repurchase agreements are held under various maturities and interest rates. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.

NOTE 9, Stock Option Plan
-------------------------

The Company has stock option plans which reserve 312,740 shares of common stock for grants to key employees. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and an option's maximum term is ten years. A summary of the exercisable incentive stock options is presented below:

                                        Outstanding     Granted      Exercised     Expired      Outstanding
                                         Beginning      During        During        During         At End
                                          of Year      the Year      the Year      the Year       of Year

   2000
   ----
   Shares............................     206,961         85,500       (3,330)      (16,305)       272,826
   Weighted average exercisable price    $  19.73      $    12.27     $ 12.50      $  24.19      $   17.21

   2001
   ----
   Shares............................     272,826        102,366       (7,920)       (3,750)       363,522
   Weighted average exercisable price    $  17.21      $   16.13      $ 12.34      $  16.13      $   17.03

   2002
   ----
   Shares............................     363,522              -      (47,782)       (3,000)       312,740
   Weighted average exercisable price    $  17.03      $       -      $ 12.96      $  14.20      $   17.68

At December 31, 2002, exercise prices on outstanding options ranged from $12.08 to $27.91 per share and the weighted average remaining contractual life was 6 years.

-------------------------------------

The Company accounts for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not allocate costs to stock options granted at current market values. The Company could, as an alternative, allocate costs to stock options using option pricing models, as provided in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Because of the limited number of options granted and the limited amount of trading activity in the Company's stock, management believes that stock options
are best accounted for in accordance with APB Opinion No. 25.   The
following table illustrates the effect on net income and eaarnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                              Year Ended December 31
                                             2002      2001      2000

   Net income, as reported..............   $ 7,051    $ 5,710    $ 5,133
   Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects.......................      (272)      (200)       (21)
                                           -------    -------     ------
   Pro-forma net income.................   $ 6,779    $ 5,510    $ 5,112

   Earnings per share:
      Basic - as reported...............   $  1.80    $  1.47     $ 1.32
                                           =======    =======    =======
      Basic - pro forma.................   $  1.73    $  1.41     $ 1.32
                                           =======    =======    =======
      Diluted - as reported.............   $  1.77    $  1.46     $ 1.32
                                           =======    =======    =======
      Diluted - pro forma...............   $  1.70    $  1.41     $ 1.32
                                           =======    =======    =======

Pro-forma amounts were computed using a 6% risk free interest rate over a 10 year term using an annual dividend rate of between 2.26% and 3.15% and a .01% volatility rate.

The pro-forma effect of the potential exercise of stock options on basic earnings per share would be to increase the number of weighted average number of outstanding shares by approximately 79,000 in 2002, 18,000 in 2001 and 1,000 in 2000.

In 2001, the Company had an Employee Stock Purchase Plan which reserved 44,970 shares of common stock for eligible employees. The purchase price was 95% of the lesser of (1) the common stock's fair market value at July 1 or (2) the common stock's fair market value at the following June 30. During 2001, 9,037 shares of common stock were purchased by employees.


NOTE 10, Income Taxes
---------------------

The components of income tax expense are as follows:

                                             2002      2001      2000
                                              (Dollars in Thousands)

   Currently payable....................   $ 2,515    $ 1,776    $ 1,302
   Deferred.............................      (259)       (42)       (95)
                                           -------    -------    -------
   Reported tax expense.................   $ 2,256    $ 1,734    $ 1,207
                                           =======    =======    =======


The items that caused timing differences affecting deferred income taxes are as follows:

                                             2002       2001     2000
                                               (Dollars in Thousands)

   Provision for loan losses............   $  (278)  $  (108)   $ (177)
   Pension plan expenses................       (21)       (5)       37
   Deferred loan fees, net..............        12        10         7
   Security gains and losses............         5       (32)       15
   Interest on certain non-accrual loans         3        57        16
   Depreciation.........................        23        36        70
   Foreclosed assets....................        (3)        -       (64)
   Other................................         -         -         1
                                           -------    ------    ------
   Total                                   $  (259)   $  (42)   $  (95)
                                           =======    ======    ======

A reconciliation of the "expected" Federal income tax expense on income before income taxes with the reported income tax expense follows:

                                             2001      2000      1999
                                             (Dollars in Thousands)

   Expected tax expense (34%)...........   $ 3,165    $ 2,531    $ 2,156
   Interest expense on tax exempt assets        76        118        143
   Tax exempt interest..................      (840)      (912)    (1,097)
   Disqualified incentive stock options.       (40)         -          -
   Officer life.........................      (114)        (7)         -
   Other, net...........................         9          4          5
                                           -------    -------    -------
   Reported tax expense.................   $ 2,256    $ 1,734    $ 1,207
                                           =======    =======    =======

---------------------------------

The components of the net deferred tax asset included in other assets are as follows at December 31:


                                              2002      2001
                                         (Dollars in Thousands)

   Components of Deferred Tax Liability:
    Depreciation.......................... $  (331)   $  (310)
    Accretion of discounts on securities..     (24)       (19)
    Net unrealized (gain) on
     available-for-sale securities........  (1,231)      (243)
    Deferred loan fees and costs..........    (153)      (142)
    Pension...............................    ( 85)      (105)
                                           -------    -------
     Deferred tax liability...............  (1,824)      (819)

    Components of Deferred Tax Asset:
     Allowance for loan losses............   1,379      1,102
     Net unrealized loss on
      available-for-sale securities.......       -          -
     Interest on non-accrual loans........      50         53
     Deferred compensation................       -          -
     Foreclosed assets....................      67         64
     Capital loss carry forward...........      42         42
     Trust organizational cost............      13         13
                                           -------    -------
      Deferred tax asset(liability), net.. $  (273)   $   455
                                           =======    =======

NOTE 11, Lease Commitments
--------------------------

The Bank has noncancellable leases on premises and equipment expiring at various dates, including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2002, under noncancellable leases is $1.8 million which is due as follows:

                                    Year (Dollars in Thousands)

                                    2003   $   296
                                    2004       297
                                    2005       248
                                    2006       250
                                    2007       252
                Remaining term of leases       440
                                           -------
                                   Total   $ 1,783
                                           =======

The aggregate rental expense of premises and equipment was $296 thousand, $287 thousand and $220 thousand for 2002, 2001 and 2000 respectively.

NOTE 12, Pension Plan
---------------------

The following tables set forth the Pension Plan's changes in benefit obligation, plan assets, funded status, assumptions and the components of net periodic benefit cost recognized in the Bank's financial statements at December 31:

                                                          Pension Benefits
                                                         2002           2001
                                                      -----------------------
                                                       (Dollars in Thousands)
     Change in benefit  obligation
     Benefit obligation at beginning of year......... $  3,737       $  3,230
     Service cost....................................      258            214
     Interest cost...................................      260            240
     Actuarial change................................        -            224
     Benefits paid...................................     (306)          (171)
                                                      --------       --------
     Benefit obligation at end of year............... $  3,949       $  3,737
                                                      ========       ========

     Change in plan assets
     Fair value of plan assets at beginning of year.. $  2,542       $  2,559
     Actual return on plan assets....................     (125)          (133)
     Employer contribution...........................      355            287
     Benefits paid ..................................     (306)          (171)
                                                      --------       --------
     Fair value of plan assets at end of year........ $  2,466       $  2,542
                                                      ========       ========


     Funded Status................................... $ (1,483)      $ (1,195)
     Unrecognized prior service cost.................        9             15
     Unrecognized actuarial gains (loss).............    1,723          1,490
                                                      --------       --------
     Prepaid (accrued) benefit cost.................. $    249       $    310
                                                      ========       ========

     Amounts recognized in the statement of
      financial position consist of:
     Prepaid benefit cost............................ $    249       $    310
     Accrued benefit liability.......................     (736)          (376)
     ntangible asset.................................       16             22
     Accumulated other comprehensive income..........      720            354
                                                      --------       --------
                                                      $    249       $    310
                                                      ========       ========

     Weighted-average assumptions as of December 31:

                                                         2002           2001
                                                         --------------------
     Discount rate...................................    7.00%          7.50%
     Expected return on plan assets..................    8.00%          8.00%
     Rate of compensation increase...................    4.50%          4.50%


                                                         2002           2001        2000
                                                      -----------------------------------
     Components of net periodic benefit cost                  (Dollars in Thousands)
     Service Cost.................................... $    258       $    214     $   173
     Interest cost...................................      260            240         215
     Expected return on plan assets..................     (201)          (203)       (216)
     Amortization of prior service cost..............        7              7           7
     Amortization of transition obligation...........        -            (12)        (13)
     Amortization of unrecognized loss...............       92             55           -
                                                      --------       --------     -------
     Net periodic benefit cost....................... $    416       $    301     $   166
                                                      ========       ========     =======

NOTE 13, Profit Sharing
-----------------------

The Bank has a defined contribution profit sharing and thrift plan covering substantially all of its employees. The Bank may make profit sharing contributions to the plan as determined by the Board of Directors. In addition, the Bank matches thrift contributions by employees fifty cents for each dollar contributed. Expenses related to the plan totaled $392 thousand, $350 thousand and $299 thousand in 2002, 2001 and 2000 respectively.

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

     Off- balance sheet items at December 31 are as follows:

                                                2002         2001
                                              ---------------------
                                             (Dollars in Thousands)
     Commitments to extend credit:
     Home equity lines of credit.......       $14,321       $11,931
     Construction and development
      loans committed but not funded..         25,894        18,101
     Other lines of credit
      (principally commercial).........        27,987        28,196
                                              -------       -------
     Total                                    $68,202       $58,228
                                              =======       =======

     Irrevocable letters of credit......      $ 1,031       $ 2,539

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. Most guarantees extend for less than two years and expire in decreasing amounts through 2004. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

NOTE 15, Fair Value of Financial Instruments
--------------------------------------------
The estimated fair value of the Bank's financial instruments at December 31 are as follows:

                                                              2002                           2001

                                                    Carrying         Fair           Carrying       Fair
                                                     Amount         Value            Amount       Value
                                                     (Dollars in Thousands)         (Dollars in Thousands)

    Cash and due from banks...................      $ 14,437        $ 14,437        $ 14,786      $ 14,786
    Investment securities, held-to-maturity...        27,516          28,730          38,083        39,622
    Investment securities, available-for-sale.       128,488         128,488          97,918        97,918
    Federal funds sold........................         8,710           8,710           5,018         5,018
    Loans, net of allowances for loan losses..       373,396         375,813         342,589       348,683

    Deposits:
    Non-interest bearing deposits............         90,621          90,621          79,978        79,978
    Savings deposits.........................        159,077         159,077         140,848       140,848
    Certificates of Deposit..................        204,354         207,015         191,477       195,302

    Securities sold under repurchase
     agreement and federal funds purchased....        21,283          21,283          28,321        28,321

    Federal Home Loan Bank Advances...........        35,000          39,193          25,000        29,147

    Interest bearing U.S. Treasury demand
     notes and other liabilities
     for borrowed money.......................         6,000           6,000             369           369

    Commitments to extend credit..............        68,202          68,202          58,228        58,228

    Irrevocable letters of credit.............         1,031           1,031           2,539         2,539

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

NOTE 16, Regulatory Matters
---------------------------

The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by the banking regulators. At December 31, 2002, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00% respectively. The Company's actual ratios at that date were 13.91% and 15.12%. The Company's leverage ratio at December 31, 2002 was 9.79%.

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the banking subsidiary can distribute as dividends to the Company in 2003, without approval of the Comptroller of the Currency, $8.8 million plus an additional amount equal to the Bank's retained net profits for 2002 up to the date of any dividend declaration.

         OLD POINT FINANCIAL CORPORATION
                   PARENT ONLY
                  BALANCE SHEETS
---------------------------------------------------
As of December 31,
Dollars in thousands             2002     2001
---------------------------------------------------

ASSETS
Cash in bank                    $   248  $   276
Investment securities             2,215    1,215
Total Loans                           -        -
Investment in subsidiary         55,637   49,408
Other real estate owned               -        -
Other assets                         16       13
                                -------  -------
TOTAL ASSETS                    $58,116  $50,912
                                =======  =======

LIABILITIES AND
  STOCKHOLDERS EQUITY
Notes payable - bank            $     -  $     -
Other liabilities                     -        -
  Total liabilities                   -        -
Stockholders' equity             58,116   50,912
                                -------  -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY          $58,116  $50,912
                                =======  =======

              OLD POINT FINANCIAL CORPORATION
                         PARENT ONLY
                      INCOME STATEMENTS
-------------------------------------------------------------------
For the year ended December 31,
Dollars in thousands                       2002     2001     2000
-------------------------------------------------------------------
INCOME
Cash dividends from subsidiary            $1,850   $1,700   $1,650
nterest and Fees on Loans                      -        -        -
Interest income from
  investment securities                       98      113      123
Securities gains (losses)                      -        -        -
Other income                                 144      144      144
                                          ------   ------   ------
TOTAL INCOME                               2,092    1,957    1,917

EXPENSES
Interest on borrowed money                     -        -        -
Other expenses                               397      373      400
                                          ------   ------   ------
TOTAL EXPENSES                               397      373      400

Income before taxes and undistributed
  net income of subsidiary                 1,695    1,584    1,517
Income tax                                   (77)     (66)     (74)
                                          ------   ------   ------
Net income before undistributed
  net income of subsidiary                 1,772    1,650    1,591
Undistributed net income of subsidia       5,279    4,060    3,542
                                          ------  -------   ------
NET INCOME                                $7,051  $ 5,710   $5,133

                                     OLD POINT FINANCIAL CORPORATION
                                               PARENT ONLY
                                         STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
For the year ending December 31,                                         2002        2001        2000
Dollars in thousands
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)                                                      $ 7,051     $ 5,710     $ 5,133
Adjustments to Reconcile Net Income to Net Cash Provided by
 operating activities:
Equity in undistributed (earnings) losses of subsidiaries               (5,279)     (4,060)     (3,543)
(Gain) or Loss on sales of assets                                            -           -           -
Increase (decrease) in other assets                                         (2)          -          12
Increase (decrease) in other liabilities                                     -           -           -
                                                                       -------     -------     -------
  Net cash provided (used) by operating activities                       1,770       1,650       1,602

CASH FLOWS FROM INVESTING ACTIVITIES

Maturity/call of investment securities                                   1,100          90         100
Sales of available-for-sale securities                                  (2,100)          -           -
Payments for investments in and advances to subsidiaries                   600        (235)       (165)
Sale or repayment of investments in and advances to subsidiaries             -           -           -
(Purchase)/Sale of Premises and Equipment                                    -           -           -
Loans to customers                                                           -           -           -
                                                                       -------     -------     -------
Net cash provided (used) by investing activities                          (400)       (145)        (65)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in borrowed money                                        -           -           -
Proceeds from issuance of common stock                                     378         154         129
Dividends paid                                                          (1,776)     (1,608)     (1,501)
Other, net                                                                   -           -           -
                                                                       -------     -------     -------
Net cash provided (used) by financing activities                        (1,398)     (1,454)     (1,372)

Net increase in cash and due from banks                                    (28)         51         165
Cash and due from banks at beginning of period                             276         225          60
                                                                       -------     -------     -------
Cash and due from banks at end of period                               $   248     $   276     $   225

Accounting Rule Changes
-----------------------
None.

Regulatory Requirements and Restrictions
----------------------------------------
For the reserve maintenance period in effect at December 31, 2002, 2001 and 2000 the bank was required to maintain with the Federal
Reserve   Bank   of   Richmond  an  average  daily  balance   totaling
approximately $2.3 million, $581 thousand and $350 thousand respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant

      The twelve persons named below, all of whom currently serve as  directors  of  the  Company, will be nominated  to  serve  as
directors   until  the  2004  Annual  Meeting,  or  until   their
successors have been duly elected and have qualified.

                                                                                 Amount and Nature of
                                             Principal                           Beneficial Ownership
                                 Director    Occupation For                      as of March 14, 2003
Name (Age)                       Since (1)   Past Five Years                     (Percent of Class)(2)(3)
---------------------------------------------------------------------------------------------------------
Dr. Richard F. Clark (70)        1981        Pathologist (retired)                   110,116     (4)
                                             Sentara Hampton General Hospital         (2.5%)

Russell Smith Evans Jr. (60)     1993        Assistant Treasurer and                   8,475     (4)
                                             Corporate Fleet Manager                    *
                                             Ferguson Enterprises

G. Royden Goodson, III (47)      1994        President                                15,397     (4)
                                             Warwick Plumbing & Heating Corp.           *

Dr. Arthur D. Greene (58)        1994        Surgeon - Partner                         9,520     (4)
                                             Tidewater Orthopaedic Associates           *

Gerald E. Hansen (61)            2000        President                                11,066
                                             Chesapeake Insurance Services, Inc.        *

Stephen D. Harris (61)           1988        Attorney-at-Law - Partner                19,332     (4)
                                             Geddy, Harris, Franck & Hickman, L.L.P.    *

John Cabot Ishon (56)            1989        President                                29,689     (4)
                                             Hampton Stationery                         *

Eugene M. Jordan (79)            1964        Attorney-at-Law (retired)                31,500     (4)
                                                                                        *

John B. Morgan, II (56)          1994        President                                 9,865     (4)
                                             Morgan Marrow Insurance                    *

Louis G. Morris (48)             2000        President & CEO                          48,966     (4)
                                             Old Point National Bank                  (1.2%)

Dr. H. Robert Schappert (64)     1996        Veterinarian - Owner                    139,110     (4)
                                             Beechmont Veterinary Hospital            (3.5%)

Robert F. Shuford (65)           1965        Chairman of the Board,
                                             President & CEO                         535,484     (4)(5)
                                             Old Point Financial Corporation         (13.4%)
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

(3) Includes shares held (i) by their close relatives or held jointly with their spouses, (ii) as custodian or trustee for the benefit of their children or others, or (iii) as attorney-in-fact subject to a general power of attorney - Dr. Clark, 300 shares; Mr. Evans, 975 shares; Mr. Goodson, 4,362 shares; Mrs. Grabow,
     2 shares; Dr. Greene, 2,952 shares; Mr. Hansen, 1,144 shares;
     Mr. Harris, 638 shares, Mr. Ishon, 5,239 shares; Mr.Jordan,
     6,000 shares; Mr. Morgan, 4,765 shares; Dr. Schappert, 119,715 shares; and Mr. Shuford, 113,385 shares.

(4) Includes shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the 1989 and 1998 Old Point Stock Option Plans - Dr. Clark 4,500, Mr. Evans 4,500, Mr. Goodson 4,500, Dr. Greene 4,500, Mr. Hansen 3,000, Mr. Harris 4,500, Mr. Ishon 4,500, Mr. Jordan 4,500, Mr. Morgan 4,500,
     Mr. Morris 26,031, Dr. Schappert 4,500, and Mr. Shuford 39,941.

(5)  Mr.   Shuford  is  one  of  three  directors  of  the  VuBay
     Foundation, a charitable foundation organized under 501(c)(3) of the Internal Revenue Code of 1986, as amended. A majority of the Directors have the power to vote shares of Company common stock owned by the foundation. The foundation owned 290,376 shares of stock as of March 14, 2003. Mr. Shuford disclaims any beneficial ownership of these shares.

      There are two family relationships among the directors and executive officers. Mr. Jordan is the father-in-law of Mr. Ishon. Mr. Shuford and Dr. Schappert are married to sisters. None of the directors serve as a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

The Company believes that its officers, directors and 10% beneficial owners during 2002 complied with all filing requirements under Section 16(a), with the exception of one late filing of Form 4 on behalf of Mr. Eugene M. Jordan, Sr. and two late filings of Form 4 on behalf of Mr. G. Royden Goodson, III.

In addition to the executive officers included in the preceding list of directors, the persons listed below are executive officers of the Company.


Name and (Age)               Principal Occupation with the Registrant

Cary B. Epes (54)            Senior Vice President/Credit
                             Mr. Epes also serves as Executive Vice
                             President and Chief Credit Officer for
                             Old Point National Bank.

Margaret P.  Causby (52)     Senior Vice President/Administration
                             Ms. Causby also serves as Executive Vice
                             President and Chief Administrative
                             Officer for Old Point National Bank.

Frank E. Continetti (43)     Executive Vice President/Trust
*resigned effective          Mr. Continetti also serves as President
October 4, 2002              and Chief Executive Officer for Old
                             Point Trust & Financial Services, N.A.

Laurie D. Grabow (45)        Senior Vice President/Finance
                             Ms.  Grabow  also serves as  Senior  Vice
                             President and Chief Financial Officer for Old Point National Bank.

Each of these executive officers owns less than 1% of the stock of the Company.

Item 11. Executive Compensation

Cash Compensation

      The  following table presents a three-year summary  of  all compensation paid or accrued by the Company and the Bank to the Company's Chief Executive Officer and each executive officer whose salary and bonus for 2002 exceeded $100,000. The table also presents the number and percentages of shares of the Company's common stock held by these executive officers, who are all executive officers of the Company.

                   SUMMARY COMPENSATION TABLE

                       Annual Compensation
                                                                        Amount of
                                                                        Nature of
                                                                        Beneficial
                                                                        Ownership as of
                                                                        March 14, 2003
Name and Principal                                     All Other        (Percent of
Position                Year      Salary(1) Bonus(2)   Compensation(3)  Class)(4)(5)(6)
-----------------------------------------------------------------------------------------
Robert F. Shuford,      2002      $175,766  $40,000    $15,646          535,484
Chairman, President     2001      $158,600  $33,000    $16,006          (13.4%)
& CEO ( Company)        2000      $156,800  $27,000    $15,519

Louis G. Morris         2002      $147,266  $34,000    $12,329           48,966
President & CEO         2001      $130,600  $27,500    $10,729           (1.2%)
(Bank)                  2000      $129,800  $22,500    $10,241

Cary B. Epes            2002      $115,333  $27,680    $10,059           27,274
EVP/CCO (Bank)          2001      $107,000  $23,540    $ 9,329             *
                        2000      $107,000  $19,260    $ 8,948

Margaret P. Causby      2002      $114,333  $27,440    $10,025           25,936
EVP/CAO (Bank)          2001      $106,000  $23,320    $ 9,532             *
                        2000      $106,000  $19,080    $ 8,863

Frank E.Continetti      2002      $ 87,650  $     0    $ 2,759              494
President & CEO         2001      $103,333  $11,160    $ 9,112             *
OPT&FS, NA              2000      $102,000  $15,000    $ 8,511
*Resigned effective 10/4/02


 (1) Salary  includes directors' fees as follows:  Mr. Shuford  -
     2002, $9,100, 2001, $8,600 and 2000,  $6,800.  Mr.  Morris  -
     2002, $5,600, 2001, $5,600 and 2000, $4,800.
     Mr. Continetti - 2002, $2,750, 2001, $3,500 and 2000, $2,000.

(2) Bonus consideration for Mr. Shuford is paid in the year following the year in which the bonus is earned so that the Compensation Committee can evaluate year-end results. Bonus consideration for Mr. Morris, Mr. Epes, Mrs. Causby and Mr. Continetti is paid in the year in which it is earned.

(3) The amount of compensation in the form of perquisites or other personal benefits properly categorized in this column according to the disclosure rules adopted by the Securities and Exchange Commission did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported in each of the three years reported for Mr. Shuford, Mr. Morris, Mr. Epes, Mrs. Causby and Mr. Continetti, respectively.

(4)  Mr. Shuford has received other compensation as follows:

                                      2002     2001     2000
                                     ------   ------   ------
     Deferred Profit Sharing        $ 4,578  $ 4,119  $ 3,896
     Cash Profit Sharing              4,606    3,823    3,559
     401(k) Matching Plan             5,000    4,500    4,500
     Group Term Insurance             1,462    3,564    3,564
                                    -------- -------  -------
     Total                          $15,646  $16,006  $15,519

     Mr. Morris has received other compensation as follows:

                                      2002     2001     2000
                                    -------  -------  -------
     Deferred Profit Sharing        $ 3,891  $ 3,433  $ 3,247
     Cash Profit Sharing              3,915    3,186    2,966
     401(k) Matching Plan             4,250    3,750    3,750
     Group Term Insurance               273      360      278
                                    -------  -------  -------
     Total                          $12,329  $10,729  $10,241


     Mr. Epes has received other compensation as follows:

                                      2002     2001     2000
                                    -------  -------  -------
     Deferred Profit Sharing        $ 3,168  $ 2,939  $ 2,779
     Cash Profit Sharing              3,188    2,727    2,539
     401(k) Matching Plan             3,460    3,210    3,210
     Group Term Insurance               243      453      420
                                    -------  -------  -------
     Total                          $10,059  $ 9,329  $ 8,948


     Mrs. Causby has received other compensation as follows:


                                      2001     2000     1999
                                     ------   ------   ------
     Deferred Profit Sharing        $ 3,140  $ 2,911  $ 2,753
     Cash Profit Sharing              3,160    2,701    2,516
     401(k) Matching Plan             3,430    3,180    3,180
     Group Term Insurance               295      740      414
                                    -------  -------  -------
     Total                          $10,025  $ 9,532  $ 8,863

     Mr. Continetti has received other compensation as follows:

                                      2002     2001     2000
                                     ------   ------   ------
     Deferred Profit Sharing        $     0  $ 2,838  $ 2,598
     Cash Profit Sharing                  0    2,634    2,373
     401(k) Matching Plan             2,547    3,100    3,000
     Group Term Insurance               212      540      540
                                    -------  -------  -------
     Total                          $ 2,759  $ 9,112  $ 8,511

(5) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days.

(6) Include shares held (1) by their joint relative or held jointly with their spouses, (2) as custodian or trustee for the benefit of their children or others, (3) as attorney-in-fact subject to a general power of attorney-Mr. Shuford, 113,385 shares.

(6) Include shares that may be acquired within 60 days pursuant to the exercise of stock options granted under the 1989 and 1998 Old Point Stock Option Plans-Mr. Shuford 31,941 shares, Mr. Morris 26,031 shares, Mr. Epes 21,345 shares and Mrs. Causby 22,095 shares.

Item 12. Security Ownership of certain Beneficial Owners and
Management

Security ownership of certain beneficial owners and management is detailed in Part III, Item 10 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

      Some of the Company's directors, executive officers, and members of their immediate families, and corporations, partnerships and other entities of which such persons are officers, directors, partners, trustees, executors or beneficiaries, are customers of the Bank. As of December 31, 2002 borrowing by all policy making officers and directors amounted to $2.3 million. This represented 4.0% of the total equity capital accounts of the Company as of December 31, 2002. All loans and commitments to lend included in such transactions were  made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other
persons   and   did  not  involve  more  than  normal   risk   of
collectibility or present other unfavorable features. It is the policy of the Bank to provide loans to officers who are not executive officers and to employees at more favorable rates than
those  prevailing at the time for comparable  transactions   with
other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

      The law firm of Troutman Sanders Mays & Valentine L.L.P. serves as legal counsel to the Company. Jordan, Ishon & Jordan serve as legal counsel to the Bank and Trust Company until December 31, 2002, at which time the firm dissolved. Director Eugene M. Jordan was a member of the firm. During 2002, the firm received a retainer and fees totaling $42,781.
Morgan Marrow Insurance of which John B. Morgan, II is President, provided insurance for which the Company paid $69,337 during 2002. Hampton Stationery, of whom John Cabot Ishon is President, Geddy, Harris, Franck & Hickman L.L.P. of which Stephen D. Harris is a partner, and Warwick Plumbing & Heating Corp. of which G. Royden Goodson, III is President provide products and services to the Company.

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8

     A.1  Financial Statements:

          The following audited financial statements are included in Part II,
          Item 8, of this Annual Report on Form 10-K.

          Consolidated Balance Sheets - December 31, 2002 and 2001 Consolidated Statements of Income
            Years Ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Changes in Stockholders' Equity
            Years Ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Cash Flows
            Years Ended December 31, 2002, 2001 and 2000
          Notes to Financial Statements
          Auditor's Report

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

     A.3  Exhibits:

          3    Articles of Incorporation and Bylaws
          4    Not Applicable
          9    Not Applicable
          10   Not Applicable
          11   Not Applicable
          12   Not Applicable
          13   Not Applicable
          18   Not Applicable
          19   Not Applicable
          21   Subsidiaries of the Registrant
          23   Not Applicable
          23   Consent of Independent Certified Public Accountants
          24   Powers of Attorney
          27   Not Applicable
          28   Not Applicable
          29   Not Applicable
          99.1 Certification of Chief Executive Officer
          99.2 Certification of Chief Financial Officer

B. Reports on Form 8-K:

A Current Report, Form 8-K was filed on October 9, 2002 regarding the Company's announcement of the election of Eugene M. Jordan, II to the Board of Directors of Old Point Trust & Financial Services, N.A. in advance of his appointment to the position of President and Chief Executive Officer.

A Current Report, Form 8-K was filed on October 9, 2002 regarding the Company's announcement of the declaration of a 50% stock dividend.

A Current Report, Form 8-K was filed on September 30, 2002 regarding the Company's announcement of the resignation of Frank E. Continetti, President and CEO of Old Point Trust & Financial Services, N.A.

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

     22        Not Applicable

     23        Consent of Independent Certified
               Public Accountants

     24        Powers of Attorney

     27        Not Applicable

     28        Not Applicable

     29        Not Applicable

     99.1      Certification of Chief Executive Officer

     99.2      Certification of Chief Financial Officer

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2003.

                              OLD POINT FINANCIAL CORPORATION


                              /s/Robert F. Shuford
                              --------------------
                              Robert F. Shuford, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 27th day of March, 2003.


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