Form 10-Q
period 2003-03-31
OLD POINT FINANCIAL CORP
filed 2003-05-14
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period Ended March 31, 2003
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
             Commission File No. 0-12896 (1934 Act)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes X No __


State the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2002.

     Class                           Outstanding at March 31, 2003
     -----                           -----------------------------
     Common Stock, $5.00 par value   3,944,070 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX
                             -----

                 PART I - FINANCIAL INFORMATION
                                                                 Page
                                                                 ----
Item 1. Financial Statements......................................  1

     Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002........  1

     Consolidated Statement of Earnings
               Three months ended March 31, 2003 and 2002.........  2

     Consolidated Statement of Cash Flows
                Three months ended March 31, 2003 and 2002........  3

     Consolidated Statements of Changes in Stockholders' Equity
               Three months ended March 31, 2003 and 2002.........  4

     Notes to Consolidated Financial Statements...................  5

               Parent Only Balance Sheets
                      March 31, 2003 and December 31, 2002........  7

               Parent Only Statement of Earnings
                      Three months ended March 31, 2003 and 2002..  7

               Parent Only Statement of Cash Flows
                      Three months ended March 31, 2003 and 2002..  8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................  9

          Analysis of Changes in Net Interest Income.............. 10

Item 3. Quantitative and Qualitative Disclosures about  Market
          Risk.................................................... 14

Item 4. Disclosure Controls and Procedures........................ 15

                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................... 16

                              (i)

----------------------------------------------------------------------------------------
Unaudited                                                    March 31,     December 31,
Consolidated Balance Sheets                                    2003           2002
----------------------------------------------------------------------------------------
Assets

Cash and due from banks................................... $ 15,273,832    $ 14,180,253
Interest bearing balances due from banks..................      250,209         256,597
                                                           ------------    ------------
   Total cash due from banks.............................. $ 15,524,041    $ 14,436,850

Investments:
  Securities available for sale, at market................  136,474,622     128,487,826
  Securities to be held to maturity.......................   21,815,439      27,515,549
Trading account securities................................            -               -
Federal funds sold........................................   12,260,526       8,709,544
Loans, total .............................................  385,689,181     377,961,364
    Less reserve for loan losses..........................    4,671,069       4,564,931
                                                            -----------     -----------
        Net loans.........................................  381,018,112     373,396,433
Bank premises and equipment...............................   13,214,105      13,280,017
Other real estate owned...................................    1,409,184         830,091
Other assets..............................................   10,135,698       9,966,279
                                                           ------------    ------------
     Total assets......................................... $591,851,727    $576,622,589
                                                           ============    ============

Liabilities

Noninterest-bearing deposits.............................. $ 98,376,640    $ 90,620,836
Savings deposits..........................................  159,361,954     159,077,310
Time deposits.............................................  208,436,251     204,353,854
                                                           ------------    ------------
   Total deposits.........................................  466,174,845     454,052,000
Federal funds purchased and securities sold under
    agreement to repurchase...............................   22,119,474      21,283,237
Interest-bearing demand notes issued to the United States
   Treasury and other liabilities for borrowed money......      725,099       6,000,000
Federal Home Loan Bank....................................   40,000,000      35,000,000
Other liabilities.........................................    2,975,776       2,171,878
                                                           ------------    ------------
   Total liabilities......................................  531,995,194     518,507,115


Stockholders' Equity

Common stock, $5.00 par value............................. $ 19,720,350    $ 19,683,600
                           2003        2002

  Shares authorized.... 10,000,000  10,000,000
  Shares outstanding...  3,944,070   3,936,720
Surplus...................................................   11,330,816      11,165,496
Undivided profits.........................................   26,978,752      25,597,568
Accumulated other comprehensive income (loss).............    1,826,615       1,668,810
                                                           ------------    ------------
    Total stockholders' equity............................   59,856,533      58,115,474
                                                           ------------    ------------
    Total liabilities and stockholders' equity............ $591,851,727    $576,622,589
                                                           ============    ============

----------------------------------------------------------------------------------------
                                                                 Three Months Ended
Consolidated Statements of Earnings                                   March 31
                                                                2003            2002
----------------------------------------------------------------------------------------
Interest Income

Interest and fees on loans................................ $  6,686,479    $  6,655,916
Interest on federal funds sold............................       60,718          42,347
Interest on securities:
Interest on United States Treasury securities (taxable)...       23,898          23,109
Interest on obligations of other
  United States Government agencies (taxable).............    1,009,867       1,054,950
Interest on obligations of states and
  political subdivisions (tax exempt).....................      567,331         595,590
Interest on obligations of states and
  political subdivisions (taxable)........................       18,791          19,349
Interest on trading account securities....................            -               -
Dividends and interest on all other securities............       27,402          31,610
                                                           ------------    ------------
      Total interest on securities........................    1,647,289       1,724,608
Trading account securities................................            -               -
                                                           ------------    ------------
    Total interest income.................................    8,394,486       8,422,871

Interest Expense

Interest on savings deposits..............................      307,703         402,422
Interest on time deposits.................................    1,750,924       2,248,636
Interest on federal funds purchased and securities
  sold under agreement to repurchase......................       63,157         103,213
Interest on Federal Home Loan Bank advances...............      493,118         379,375         379,375
Interest on demand notes (note balances) issued to the
  United States Treasury and on other borrowed money......        5,438          10,306
                                                           ------------    ------------
    Total interest expense................................    2,620,340       3,143,952

Net interest income.......................................    5,774,146       5,278,919
Provision for loan losses.................................      300,000         300,000
                                                           ------------    ------------

Net interest income after provision for loan losses.......    5,474,146       4,978,919

Other Income

Income from fiduciary activities..........................      551,536         528,944
Service charges on deposit accounts.......................      713,915         697,620
Other service charges, commissions and fees...............      310,442         277,006
Other operating income....................................      219,968         132,913
Security gains (losses)...................................        5,581           5,215
Trading account income....................................            -               -
                                                           ------------    ------------

    Total other income....................................    1,801,442       1,641,698

Other Expenses

Salaries and employee benefits............................    2,921,688       2,613,831
Occupancy expense of Bank premises........................      305,602         299,096
Furniture and equipment expense...........................      408,880         406,274
Other operating expenses..................................    1,030,390       1,071,612
                                                           ------------    ------------

    Total other expenses..................................    4,666,560       4,390,813
                                                           ------------    ------------

Income before taxes.......................................    2,609,028       2,229,804
Applicable income taxes ..................................      656,033         572,244
                                                           ------------    ------------

Net income................................................ $  1,952,995    $  1,657,560
                                                           ============    ============

Per Share

Based on weighted average number of
  common shares outstanding...............................    3,941,222       3,903,020
Basic Earnings per Share                                   $       0.50    $       0.42
Diluted Earnings per Share                                 $       0.48    $       0.42

----------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                  Three Months Ended
Consolidated Statements of Cash Flows                                 March 31,
(Unaudited)                                                     2003            2002
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................................ $  1,952,995    $  1,657,560
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization...........................      331,106         351,103
  Provision for loan losses...............................      300,000         300,000
  (Gains) loss on sale of investment securities, net......       (5,581)         (5,215)
  Net amortization & accretion of securities .............       12,919          20,460
  Net (increase) decrease in trading account..............            -               -
  Loss on disposal of equipment...........................          215          90,669
  (Increase) in other real estate owned...................     (579,093)              -
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)............     (250,712)     (4,721,699)
  Increase (decrease) in other liabilities................      803,897         916,462
                                                           ------------    ------------
    Net cash provided by operating activities.............    2,565,746      (1,390,660)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ................................  (39,104,782)     (2,584,766)
  Proceeds from maturities & calls of securities .........   36,400,000      11,098,900
  Proceeds from sales of available-for-sale securities....      649,857         558,189
  Proceeds from sales of held-to-maturity securities......            -               -
  Loans made to customers.................................  (58,277,795)    (56,473,578)
  Principal payments received on loans....................   50,356,116      52,782,327
  Proceeds from sales of other real estate owned..........            -         158,229
  Purchases of premises and equipment.....................     (265,409)        (50,284)
  (Increase) decrease in federal funds sold...............   (3,550,982)    (14,005,289)
                                                           ------------    ------------
    Net cash provided by (used in) investing activities...  (13,792,995)     (8,516,272)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits....    7,755,804        (375,284)      4,216,293
  Increase (decrease) in savings deposits.................      284,644       5,643,489
  Proceeds from the sale of certificates of deposit.......   23,573,141      14,243,620
  Payments for maturing certificates of deposit...........  (19,490,744)    (12,658,153)
  Increase (decrease) in federal funds purchased &
   repurchase agreements..................................      836,237      (5,522,560)
  Increase (decrease) in Federal Home Loan Bank advances..    5,000,000               -
  Increase (decrease) in other borrowed money.............   (5,274,901)      5,630,925
  Proceeds from issuance of common stock..................      103,296          54,650
  Dividends paid..........................................     (473,037)       (416,412)
                                                           ------------    ------------
    Net cash provided by financing activities.............   12,314,440       6,600,275

    Net increase (decrease) in cash and due from banks....    1,087,191      (3,306,657)
    Cash and due from banks at beginning of period........   14,436,850      14,785,865
                                                           ------------    ------------
    Cash and due from banks at end of period.............. $ 15,524,041    $ 11,479,208
                                                           ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest.............................................. $  2,656,643    $  3,198,292
    Income taxes..........................................            -               -

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
  Unrealized gain(loss) on investment securities, net
    of tax................................................      157,805         (61,908)

  Additional minimum liability related to pension.........            -               -

  Transfer of property from Premises & Equipment to Other
    Real Estate Owned.....................................            -         515,000

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
                                               Shares        Value        Surplus       Earnings    Income(Loss)    Equity
-------------------------------------------------------------------------------------------------------------------------------
FOR THREE MONTHS ENDED MARCH 31, 2003

Balance at beginning of period............    3,936,720   $19,683,600   $11,165,496   $25,597,568   $ 1,668,810   $58,115,474
Comprehensive Income
  Net income..............................            -             -             -     1,952,995             -     1,952,995
  Increase (decrease) in unrealized
  gain on investment securities                                                                         157,805       157,805
 Minimum pension liabilty adjustment......            -             -             -             -             -             -
                                              ---------   -----------   -----------   -----------   -----------   -----------
  Total Comprehensive Income                                                            1,952,995       157,805     2,110,800
Sale of common stock......................        7,350        36,750       165,320       (98,774)            -       103,296
Cash dividends............... ............            -             -             -      (473,037)            -      (473,037)
                                              ---------   -----------   -----------   -----------   -----------   -----------

Balance at end of period..................    3,944,070   $19,720,350   $11,330,816   $26,978,752   $ 1,826,615   $59,856,533




FOR THREE MONTHS ENDED MARCH 31, 2002

Balance at beginning of period............    2,599,577   $12,997,885   $10,455,061   $27,340,908   $   118,217   $50,912,071
Comprehensive Income
  Net income..............................            -             -             -     1,657,560             -     1,657,560
  Increase (decrease) in unrealized
  gain on investment securities                       -             -             -             -       (61,908)      (61,908)
  Minimum pension liability adjustment....            -             -             -             -             -             -
                                              ---------   -----------   -----------   -----------   -----------   -----------
  Total Comprehensive Income                                                            1,657,560       (61,908)    1,595,652
Sale of common stock......................        3,000        15,000        68,378       (28,728)            -        54,650
Cash dividends............... ............            -             -             -      (416,412)            -      (416,412)
                                              ---------   -----------   -----------   -----------   -----------   -----------

Balance at end of period..................    2,602,577   $13,012,885   $10,523,439   $28,553,328   $    56,309   $52,145,961



       See accompanying notes

                OLD POINT FINANCIAL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant's 2002 Annual Report to Shareholders and Form 10-K.

2. Basic earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented.
     Diluted earnings per share are computed using the treasury stock method.

3. Certain amounts in the financial statements have been reclassified to conform with classifications adopted in the current year.

4. At March 31, 2003, the Company had two stock option plans. The Company has elected to continue to apply the provisions of APB
     No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company's stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the Company's stock option plans.

     Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table on page 6.

                                 5
(page)

Old Point Financial Corporation
Pro forma disclosure SFAS No. 123 as amended by SFAS No. 148

---------------------------------------------------------------------
                                         Three Months Ended
                                               March 31,

                                         2003            2002
                                      ----------      ----------
Net income:
   As reported                        $1,952,995      $1,657,560

   Fair value-based expense, net of
     tax                                (157,000)        (68,000)
                                      ----------      ----------
   Pro forma                          $1,795,995      $1,589,560
                                      ==========      ==========


Basic earnings per share:
   As reported                        $     0.50      $     0.42

   Pro forma                          $     0.46      $     0.41

Diluted earnings per share:
   As reported                        $     0.48      $     0.42

   Pro forma                          $     0.44      $     0.41


---------------------------------------------------------------------

---------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                              March 31,   December 31,
(Unaudited)                                               2003          2002
---------------------------------------------------------------------------------
Assets
Cash in bank........................................  $   261,791   $   247,784
Investment Securities...............................    2,223,850     2,215,000
Total Loans.........................................            -             -
Investment in Subsidiaries..........................   57,264,927    55,637,412
Other assets........................................      105,965        15,278
                                                      -----------   -----------

Total Assets........................................  $59,856,533   $58,115,474
                                                      ===========   ===========

Liabilities and Stockholders' Equity
Total Liabilities...................................  $         -   $         -
Stockholders' Equity................................   59,856,533    58,115,474
                                                      -----------   -----------

Total Liabilities & Stockholders' Equity............  $59,856,533   $58,115,474
                                                      ===========   ===========


--------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                           Three Months Ended:
Parent only Income Statements                                  March 31,
(Unaudited)                                               2003          2002
--------------------------------------------------------------------------------
Income
Cash dividends from Subsidiaries....................  $   500,000   $   450,000
Interest and fees on loans..........................            -             -
Interest income from investment securities..........       26,608        22,688
Gains (losses) from sale of investment securities...            -             -
Other income........................................       36,000        36,000
                                                      -----------   -----------
Total Income........................................      562,608       508,688

Expenses
Salaries and employee benefits......................       75,042        68,975
Other expenses......................................       30,353        23,712
                                                      -----------   -----------
Total Expenses......................................      105,395        92,687
                                                      -----------   -----------
Income before taxes & undistributed
    net income of subsidiaries......................      457,213       416,001

Income tax..........................................      (20,230)      (17,756)
                                                      -----------   -----------
Net income before undistributed
  net income of subsidiaries........................      477,443       433,757
Undistributed net income of subsidiaries............    1,475,552     1,223,803
                                                      -----------   -----------

Net Income..........................................  $ 1,952,995   $ 1,657,560
                                                      ===========   ===========



---------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                           Three Months Ended:
Parent only Statements of Cash Flows                           March 31,
(Unaudited)                                               2003          2002
---------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income..........................................  $ 1,952,995   $ 1,657,560
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of subsidiaries..   (1,475,552)   (1,223,803)
  Depreciation......................................            -             -
    Gains(losses) on sale of securities [net].......            -             -
    (Increase) Decrease in other assets.............      (93,695)      (77,837)
    Increase (decrease) in other liabilities........            -             -
                                                      -----------   -----------
Net cash provided by operating activities...........      383,748       355,920

Cash flows from investing activities:
(Increase)decrease in investment securities.........            -             -
Payments for investment in subsidiaries                         -      (200,000)
Repayment of loans by customers.....................            -             -
                                                      -----------   -----------
Net cash provided by investing activities...........            -      (200,000)

Cash flows from financing activities:
Proceeds from issuance of common stock..............      103,296        54,650
Dividends paid......................................     (473,037)     (416,412)
                                                      -----------   -----------
Net cash provided by financing activities...........     (369,741)     (361,762)

Net increase (decrease) in cash & due from banks....       14,007      (205,842)

Cash & due from banks at beginning of period........      247,784       275,795
                                                      -----------   -----------
Cash & due from banks at end of period..............  $   261,791   $    69,953
                                                      ===========   ===========

Item 2.

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

Earnings Summary
----------------
Net  income  for  the first quarter of 2003 increased  17.82%  to
$1.95  million  from $1.66 million for the comparable  period  in
2002.   Basic earnings per share were $0.50 in the first  quarter
of 2003 compared with $0.42 in 2002.

Return on average assets was 1.34% for the first quarter of  2003 and 1.27% for the comparable period in 2002. Return on average equity was 13.14% for the first quarter of 2003 and 12.62% for the first quarter of 2002.

Net Interest Income
-------------------
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $481 thousand, or 8.58%, for the first quarter of 2003 over the same period in 2002. The net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased to 4.44% in 2003 from 4.55% in 2002.

Tax equivalent interest income decreased $42 thousand, or 0.48%, in the first quarter of 2003 from the same period of 2002. Average earning assets increased $55.03 million, or 11.17% in the first quarter of 2003 compared to the first quarter of 2002. Comparing the first three months of 2003 to 2002, average loans increased $29.44 million or 8.43% while investment securities
increased  $14.64  million  or 10.99%.   Certificates  of  deposits
increased $13.93 million or 7.21% while checking and savings accounts increased $17.93 million or 12.50%.

Interest expense decreased $523 thousand or 16.64% in the first quarter of 2003 from the first quarter of 2002 while interest bearing liabilities increased $42.27 million or 10.85% in the first quarter of 2003 over the same period in 2002. The cost of funding those liabilities decreased 80 basis points from 2002.

Page 10 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.


-----------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                                         For the quarter ended March 31,
(Fully taxable equivalent basis)*                                2003                              2002
-----------------------------------------------------------------------------------------------------------------------

                                                                           Average                           Average
                                                              Interest      Rates               Interest      Rates
                                                    Average    Income/     Earned/    Average    Income/     Earned/
Dollars in thousands                                Balance    Expense      Paid      Balance    Expense      Paid
-----------------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**................   $378,829   $   6,706      7.08%   $349,391   $   6,674      7.64%
Investment securities:
  Taxable.......................................     99,899       1,080      4.32%     83,162       1,129      5.43%
  Tax-exempt....................................     47,912         859      7.17%     50,012         903      7.22%
                                                   --------   ---------              --------   ---------
    Total investment securities.................    147,811       1,939      5.25%    133,174       2,032      6.10%
Federal funds sold..............................     21,251          61      1.15%     10,296          42      1.63%
                                                   --------   ---------              --------   ---------
  Total earning assets..........................   $547,891   $   8,706      6.36%   $492,861   $   8,748      7.10%


Time and savings deposits:
  Interest-bearing transaction accounts.........   $  8,765   $      10      0.46%   $  7,228   $      10      0.55%
  Money market deposit accounts.................    118,031         223      0.76%    105,836         317      1.20%
  Savings accounts..............................     34,525          75      0.87%     30,331          75      0.99%
  Certificates of deposit, $100,000 or more.....     56,931         447      3.14%     51,296         524      4.09%
  Other certificates of deposit.................    150,195       1,304      3.47%    141,902       1,725      4.86%
                                                   --------   ---------              --------   ---------
    Total time and savings deposits.............    368,447       2,059      2.24%    336,593       2,651      3.15%

Federal funds purchased and securities sold
  under agreement to repurchase.................     23,000          63      1.10%     25,367         103      1.62%
Federal Home Loan Bank advances                      38,763         493      5.09%     25,000         379      6.06%
Other short term borrowings.....................      1,795           5      1.11%      2,774          10      1.44%
                                                   --------   ---------              --------   ---------
  Total interest bearing liabilities............   $432,005       2,620      2.43%   $389,734       3,143      3.23%

Net interest income/yield.......................              $    6,086     4.44%              $   5,605      4.55%
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

The provision for loan losses was $300 thousand for the first three months of 2003 and 2002. Loans charged off (net of recoveries) were $194 thousand compared with loans charged off (net of recoveries) of $196 thousand in the first three months of 2002.

On March 31, 2003 nonperforming assets totaled $1.41 million compared with $1.71 million on March 31, 2002. The March 2003 total consisted of $1.24 million in foreclosed real estate and $165 thousand in a former branch site now listed for sale. The March 2002 total consisted of $680 thousand in foreclosed real estate, $680 thousand in two former branch sites now listed for sale, and $345 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more decreased to $396 thousand as of March 31, 2003 compared with $488 thousand as of March 31, 2002.

The allowance for loan losses on March 31, 2003 was $4.67 million compared with $4.00 million on March 31, 2002. It represented a multiple of 3.32 times nonperforming assets. The allowance for loan losses was 1.21% of loans on March 31, 2003 compared to 1.14% at March 31, 2002.

Other Income
------------
For  the  first  quarter  of  2003 other  income  increased  $160
thousand,  or  9.73%  over the same  period  in  2002.   Other
Service Charges, Commissions and Fees increased $33 thousand or 12.07%. Bank Owned Life Insurance (BOLI) income was $100 thousand.

Other Expenses
--------------
For  the  first  quarter  of 2003 other expenses  increased  $276
thousand  or  6.28% over the same period in 2002.   Salaries  and
employee  benefits increased $308 thousand or  11.78%.

Assets
------
At  March  31, 2003 total assets were $591.85 million,  up  2.64%
from  $576.62  million at December 31, 2002.   Total  loans  grew
$7.73 million or 2.04%.

Investment  securities increased by $2.29 million, or  1.47%,  in
2003.   Federal funds sold increased $3.55 million  or  40.77%.
Total deposits increased $12.12 million, or 2.67% in 2003 and demand note balances to the United States Treasury decreased $5.28 million from year-end 2002.

Capital Ratios
--------------
The Company's capital position remains strong as evidenced by the regulatory capital measurements. At March 31, 2003 the Tier I capital ratio was 13.98%, the total capital ratio was 15.12% and the leverage ratio was 9.81%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources
-----------------
The Company purchased land in the 3rd quarter of 2002 for an additional branch location in Chesapeake. Ground breaking for the new branch began in April 2003. The Company continues to expand the implementation of the new imaging system by working towards the availability of imaged checks on the web in 2003.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity
---------
Liquidity  is  the  ability of the Company to  meet  present  and
future  obligations  to  depositors and borrowers.   The  Company
experienced deposit growth that was slightly less than targeted projections in the first quarter of 2003 while loan growth exceeded
projections.   The Company has maintained liquidity as  reflected
in  the large balance in federal funds sold as of March 31, 2003.
The   Company   continues   to  monitor   and   seek   investment
opportunities in an environment of relatively unchanged interest rates.

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of March 31, 2003. There were $99 million more in liabilities than assets subject to repricing within three months. As of December 31, 2002 the Company had $109 million more in liabilities than assets subject to repricing within three months.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $159.36 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation's equity price risk is immaterial and the company's primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 200 basis point rise in rates would cause approximately a 2.88% increase in net income. The model indicates a 300 basis point rise in rates would cause approximately a 3.94% increase in net income at March 31, 2003.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES
        ----------------------------------
Within the 90 day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of Old Point Financial Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Old Point Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors that could significantly affect these controls.

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

               (b) No reports  on Form 8-K were filed during  the  first
                  quarter of 2003.

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                          May 12, 2003




     By:  /s/Robert F Shuford
          ------------------
          Robert F. Shuford
          President and Chief Executive Officer










     By:  /s/Laurie D. Grabow
          -------------------
          Laurie D. Grabow
          Senior Vice President and CFO