Form 10-Q
period 2003-06-30
OLD POINT FINANCIAL CORP
filed 2003-08-14
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period Ended June 30, 2003
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
             Commission File No. 0-12896 (1934 Act)

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


State the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2003.

       Class                           Outstanding at July 31, 2003
       -----                           ----------------------------
       Common Stock, $5.00 par value   3,964,493 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX
                             -----

                 PART I - FINANCIAL INFORMATION
                                                                     Page
Item 1. Financial Statements............................................1

     Consolidated Balance Sheets
              June 30, 2003 and December 31, 2002.......................1

     Consolidated Statement of Earnings
              Three months ended June 30, 2003 and 2002.................2
              Six months ended June 30, 2003 and 2002...................2

     Consolidated Statement of Cash Flows
              Six months ended June 30, 2003 and 2002...................3

     Consolidated Statements of Changes in Stockholders' Equity
              Six months ended June 30, 2003 and 2002...................4

     Notes to Consolidated Financial Statements.........................5

              Parent Only Balance Sheets
                     June 30, 2003 and December 31, 2002................7

              Parent Only Statement of Earnings
                     Three months ended June 30, 2003 and 2002..........7
                     Six months ended June 30, 2003 and 2002............7

              Parent Only Statement of Cash Flows
                     Six months ended June 30, 2003 and 2002............8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................9

              Analysis of Changes in Net Interest Income...............10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....15

Item 4. Disclosure Controls and Procedures.............................16

                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................17

                              (i)

----------------------------------------------------------------------------------------
Unaudited                                                    June 30,     December 31,
Consolidated Balance Sheets                                    2003           2002
----------------------------------------------------------------------------------------
Assets

Cash and due from banks................................... $ 17,434,692    $ 14,180,253
Interest bearing balances due from banks..................      250,558         256,597
                                                           ------------    ------------
   Total cash due from banks.............................. $ 17,685,250    $ 14,436,850

Investments:
  Securities available for sale, at market................  143,738,592     128,487,826
  Securities to be held to maturity.......................   14,664,889      27,515,549
Trading account securities................................            -               -
Federal funds sold........................................   12,459,704       8,709,544
Loans, total .............................................  391,247,098     377,961,364
    Less reserve for loan losses..........................    4,877,388       4,564,931
        Net loans.........................................  386,369,710     373,396,433
Bank premises and equipment...............................   13,303,110      13,280,017
Other real estate owned...................................      695,686         830,091
Other assets..............................................   10,944,914       9,966,279
                                                           ------------    ------------
     Total assets......................................... $599,861,855    $576,622,589
                                                           ============    ============

Liabilities

Noninterest-bearing deposits.............................. $101,718,382    $ 90,620,836
Savings deposits..........................................  161,798,743     159,077,310
Time deposits.............................................  206,601,174     204,353,854
                                                           ------------    ------------
   Total deposits.........................................  470,118,299     454,052,000
Federal funds purchased and securities sold under
    agreement to repurchase...............................   19,144,007      21,283,237
Interest-bearing demand notes issued to the United States
   Treasury and other liabilities for borrowed money......    6,000,000       6,000,000
Federal Home Loan Bank....................................   40,000,000      35,000,000
Other liabilities.........................................    2,449,043       2,171,878
                                                           ------------    ------------
   Total liabilities......................................  537,711,349     518,507,115


Stockholders' Equity

Common stock, $5.00 par value............................. $ 19,822,465    $ 19,683,600
                           2003        2002

  Shares authorized.... 10,000,000  10,000,000
  Shares outstanding...  3,964,493   3,936,720
Surplus...................................................   12,096,500      11,165,496
Undivided profits.........................................   27,744,930      25,597,568
Accumulated other comprehensive income (loss).............    2,486,611       1,668,810
                                                           ------------    ------------
    Total stockholders' equity............................   62,150,506      58,115,474
                                                           ------------    ------------
    Total liabilities and stockholders' equity............ $599,861,855    $576,622,589
                                                           ============    ============

-----------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                  Six Months Ended
Consolidated Statements of Earnings                               June 30,                           June 30,
                                                            2003             2002             2003              2002
-----------------------------------------------------------------------------------------------------------------------
Interest Income

Interest and fees on loans                             $ 6,746,151      $ 6,767,573      $13,432,630       $13,423,489
Interest on federal funds sold                              32,705           48,621           93,423            90,968
Interest on securities:
Interest on United States Treasury securities (taxable)     20,971           24,016           44,869            47,125
Interest on obligations of other
  United States Government agencies (taxable)              981,973          982,757        1,991,840         2,037,707
Interest on obligations of states and
  political subdivisions (tax exempt)                      552,978          586,398        1,120,309         1,181,988
Interest on obligations of states and
  political subdivisions (taxable)                          18,661           18,977           37,452            38,326
Interest on trading account securities                           -                -                -                 -
Dividends and interest on all other securities              34,911           30,204           62,313            61,814
                                                       -----------      -----------      -----------       -----------
      Total interest on securities                       1,609,494        1,642,352        3,256,783         3,366,960
Trading account securities                                       -                -                -                 -
                                                       -----------      -----------      -----------       -----------
    Total interest income                                8,388,350        8,458,546       16,782,836        16,881,417

Interest Expense

Interest on savings deposits                               276,970          424,135          584,673           826,557
Interest on time deposits                                1,649,861        2,112,911        3,400,785         4,361,547
Interest on federal funds purchased and securities
  sold under agreement to repurchase                        55,971           96,065          119,128           199,278
Interest on Federal Home Loan Bank advances                506,188          383,590          999,306           762,965
Interest on demand notes (note balances) issued to the
  United States Treasury and on other borrowed money         2,908            4,989            8,346            15,295
                                                       -----------      -----------      -----------       -----------
    Total interest expense                               2,491,898        3,021,690        5,112,238         6,165,642

Net interest income                                      5,896,452        5,436,856       11,670,598        10,715,775
Provision for loan losses                                  300,000          400,000          600,000           700,000
                                                       -----------      -----------      -----------       -----------

Net interest income after provision for loan losses      5,596,452        5,036,856       11,070,598        10,015,775

Other Income

Income from fiduciary activities                           517,445          568,528        1,068,981         1,097,472
Service charges on deposit accounts                        730,403          731,438        1,444,318         1,429,058
Other service charges, commissions and fees                365,948          291,634          676,390           568,640
Other operating income                                     272,642          272,426          492,610           405,339
Security gains (losses)                                     23,508            4,183           29,089             9,398
Trading account income                                           -                -                -                 -
                                                       -----------      -----------      -----------       -----------

    Total other income                                   1,909,946        1,868,209        3,711,388         3,509,907

Other Expenses

Salaries and employee benefits                           2,982,300        2,691,893        5,903,988         5,305,724
Occupancy expense of Bank premises                         304,506          270,197          610,108           569,293
Furniture and equipment expense                            412,468          414,381          821,348           820,655
Other operating expenses                                 1,226,637        1,151,689        2,257,027         2,223,301
                                                       -----------      -----------      -----------       -----------

    Total other expenses                                 4,925,911        4,528,160        9,592,471         8,918,973
                                                       -----------      -----------      -----------       -----------

Income before taxes                                      2,580,487        2,376,905        5,189,515         4,606,709
Applicable income taxes                                    640,015          564,596        1,296,048         1,136,840
                                                       -----------      -----------      -----------       -----------

Net income                                             $ 1,940,472      $ 1,812,309      $ 3,893,467       $ 3,469,869
                                                       ===========      ===========      ===========       ===========

Per Share

Based on weighted average number of
  common shares outstanding                              3,955,511        3,906,603        3,948,406         3,904,821
Basic Earnings per Share                               $      0.49      $      0.46      $      0.99       $      0.89
Diluted Earnings per Share                             $      0.47      $      0.45      $      0.96       $      0.87

                                                           2

-----------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                           Six Months Ended
Consolidated Statements of Cash Flows                                          June 30,
(Unaudited)                                                              2003           2002
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................   $  3,893,467   $  3,469,869
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.................................        773,917        806,188
  Provision for loan losses.....................................        600,000        700,000
  (Gains) loss on sale of investment securities, net............        (29,089)        (9,398)
  Net amortization & accretion of securities ...................         22,265         38,774
  Net (increase) decrease in trading account....................              -              -
  Loss on disposal of equipment.................................            165         90,669
  (Increase) decrease in other real estate owned................       (514,687)        13,000
  (Increase) decrease in other assets
      (net of tax effect of FASB 115 adjustment)................     (1,399,926)    (6,370,804)
  Increase (decrease) in other liabilities......................        277,165        431,670
                                                                   ------------   ------------
    Net cash provided by operating activities...................      3,623,276       (830,032)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ......................................    (71,843,410)   (15,533,221)
  Proceeds from maturities & calls of securities ...............     69,029,500     19,137,900
  Proceeds from sales of available - for - sale securities......      1,659,720      1,333,189
  Proceeds from sales of held - to - maturity securities........              -              -
  Loans made to customers.......................................   (130,937,410)  (128,177,402)
  Principal payments received on loans..........................    117,364,134    110,964,932
  Proceeds from sales of other real estate owned................        649,092        158,229
  Purchases of premises and equipment...........................       (797,175)      (529,960)
  (Increase) decrease in federal funds sold.....................     (3,750,160)      (256,959)
                                                                   ------------   ------------
    Net cash provided by (used in) investing activities.........    (18,625,710)   (12,903,292)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits..........     11,097,546      2,110,788
  Increase (decrease) in savings deposits.......................      2,721,433      7,361,970
  Proceeds from the sale of certificates of deposit.............     43,675,313     50,120,285
  Payments for maturing certificates of deposit.................    (41,427,993)   (43,922,857)
  Increase (decrease) in federal funds purchased &
   repurchase agreements........................................     (2,139,230)    (7,616,424)
  Increase (decrease) in Federal Home Loan Bank advances........      5,000,000              -
  Increase (decrease) in other borrowed money...................              -      4,375,836
  Proceeds from issuance of common stock........................        272,324        193,341
  Dividends paid................................................       (948,560)      (833,093)
                                                                   ------------   ------------
    Net cash provided by financing activities...................     18,250,833     11,789,846

    Net increase (decrease) in cash and due from banks..........      3,248,400     (1,943,478)
    Cash and due from banks at beginning of period..............     14,436,850     14,785,865
                                                                   ------------   ------------
    Cash and due from banks at end of period....................   $ 17,685,250   $ 12,842,387
                                                                   ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest....................................................   $  5,205,513   $  6,396,365
    Income taxes................................................      1,370,000      1,390,000


SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
  Unrealized gain (loss) on investment securities, net of tax...        817,801      1,177,853

  Additional minimum liability related to pension...............              -              -

  Transfer of property from Premises & Equipment to Other Real
    Estate Owned................................................              -        515,000



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
                                           Shares       Value         Surplus          Earnings       Income(Loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------------
FOR SIX MONTHS ENDED JUNE 30, 2003

Balance at beginning of period..........  3,936,720  $ 19,683,600   $ 11,165,496   $   25,597,568    $  1,668,810     $ 58,115,474
Comprehensive Income
  Net income............................          -             -              -        3,893,467               -        3,893,467
  Increase (decrease) in unrealized
  gain on investment securities.........          -             -              -                -         817,801          817,801
  Minimum pension liability adjustment..          -             -              -                -               -                -
                                          ---------  ------------   ------------   --------------    ------------     ------------
  Total Comprehensive Income                                                            3,893,467         817,801        4,711,268
Sale of common stock....................     27,773       138,865        931,004         (797,545)              -          272,324
Cash dividends............... ..........          -             -              -         (948,560)              -         (948,560)
                                          ---------  ------------   ------------   --------------    ------------     ------------
Balance at end of period................  3,964,493  $ 19,822,465   $ 12,096,500   $   27,744,930    $  2,486,611     $ 62,150,506




FOR SIX MONTHS ENDED JUNE 30, 2002

Balance at beginning of period..........  2,599,577  $ 12,997,885   $ 10,455,061   $   27,340,908    $    118,217     $ 50,912,071
Comprehensive Income
  Net income............................          -             -              -        3,469,869               -        3,469,869
  Increase (decrease) in unrealized
  gain on investment securities                   -             -              -                -       1,177,853        1,177,853
  Minimum pension liability adjustment..          -             -              -                -               -                -
                                          ---------  ------------   ------------   --------------    ------------     ------------
  Total Comprehensive Income                                                            3,469,869       1,177,853        4,647,722
Sale of common stock....................     10,278        51,390        283,065         (141,114)              -          193,341
Cash dividends............... ..........          -             -              -         (833,093)              -         (833,093)
                                          ---------  ------------   ------------   --------------    ------------     ------------

Balance at end of period................  2,609,855  $ 13,049,275   $ 10,738,126   $   29,836,570    $  1,296,070     $ 54,920,041



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

4. At June 30, 2003 the Company had two stock option plans. The Company has elected to continue to apply the provisions of APB No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS
     No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure", in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company's stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the Company's stock option plans.

     Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table on page 6.

Old Point Financial Corporation
Pro forma disclosure SFAS No. 123 as amended by SFAS No. 148
----------------------------------------------------------------------

                                             Six Months Ended
                                                  June 30,

                                            2003              2002
                                            ----              ----
Net income:
   As reported                           $3,893,467       $ 3,469,869

   Fair value-based expense, net of tax    (197,000)         (136,000)
                                         ----------       -----------
   Pro forma                             $3,696,467       $ 3,333,869
                                         ==========       ===========

Basic earnings per share:
   As reported                           $     0.99       $      0.89

   Pro forma                             $     0.94       $      0.86

Diluted earnings per share:
   As reported                           $     0.96       $      0.87

   Pro forma                             $     0.91       $      0.84



----------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                               June 30,    December 31,
(Unaudited)                                                2003          2002
----------------------------------------------------------------------------------
Assets
Cash in bank........................................ $    329,674   $    247,784
Investment Securities...............................    2,311,600      2,215,000
Total Loans.........................................            -              -
Investment in Subsidiaries..........................   59,402,588     55,637,412
Equipment...........................................            -              -
Other assets........................................      106,644         15,278
                                                     ------------   ------------

Total Assets........................................ $ 62,150,506   $ 58,115,474
                                                     ============   ============

Liabilities and Stockholders' Equity
Total Liabilities................................... $          -   $          -
Stockholders' Equity................................   62,150,506     58,115,474
                                                     ------------   ------------

Total Liabilities & Stockholders' Equity............ $ 62,150,506   $ 58,115,474
                                                     ============   ============


-------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                             Three Months Ended:               Six Months Ended:
Parent only Income Statements                                    June 30,                          June 30,
(Unaudited)                                                2003           2002              2003            2002
-------------------------------------------------------------------------------------------------------------------
Income
Cash dividends from Subsidiary...................... $    500,000   $    450,000    $    1,000,000   $     900,000
Interest and fees on loans..........................            -              -                 -               -
Interest income from investment securities..........       25,214         22,690            51,822          45,378
Gains (losses) from sale of investment securities...            -              -                 -               -
Other income........................................       36,000         36,000            72,000          72,000
                                                     ------------   ------------    --------------   -------------
Total Income........................................      561,214        508,690         1,123,822       1,017,378

Expenses
Salaries and employee benefits......................       72,287         67,777           147,329         136,752
Other expenses......................................       38,614         23,742            68,967          47,454
                                                     ------------   ------------    --------------   -------------
Total Expenses......................................      110,901         91,519           216,296         184,206
                                                     ------------   ------------    --------------   -------------
Income before taxes & undistributed
    net income of subsidiaries......................      450,313        417,171           907,526         833,172

Income tax..........................................      (22,585)       (17,204)          (42,815)        (34,960)
                                                     ------------   ------------    --------------   -------------
Net income before undistributed
  net income of subsidiaries........................      472,898        434,375           950,341         868,132
Undistributed net income of subsidiaries............    1,467,574      1,377,934         2,943,126       2,601,737
                                                     ------------   ------------    --------------   -------------

Net Income.......................................... $  1,940,472   $   1,812,309    $   3,893,467   $   3,469,869
                                                     ============   =============    =============   =============

-----------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                             Six Months Ended:
Parent only Statements of Cash Flows                             June 30,
(Unaudited)                                               2003            2002
-----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income.......................................... $  3,893,467   $  3,469,869
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of subsidiary....   (2,943,126)    (2,601,738)
  Depreciation......................................            -              -
    Gains(losses) on sale of securities [net].......            -              -
    (Increase) Decrease in other assets.............      (92,215)       (40,264)
    Increase (decrease) in other liabilities........            -              -
                                                     ------------   -------------
Net cash provided by operating activities...........      858,126        827,867

Cash flows from investing activities:
(Increase)decrease in investment securities.........     (100,000)             -
Investment in subsidiaries ..................                   -       (300,000)
Sale of equipment...................................            -              -
Repayment of loans by customers.....................            -              -
                                                     ------------   ------------
Net cash provided by investing activities...........     (100,000)      (300,000)

Cash flows from financing activities:
Proceeds from issuance of common stock..............      272,324        193,342
Dividends paid......................................     (948,560)      (833,093)
                                                     ------------   ------------
Net cash provided by financing activities...........     (676,236)      (639,751)

Net increase (decrease) in cash & due from banks....       81,890       (111,884)

Cash & due from banks at beginning of period........      247,784        275,795
                                                     ------------   ------------
Cash & due from banks at end of period.............. $    329,674   $    163,911
                                                     ============   ============


Item 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------
   RESULTS OF OPERATIONS
   ---------------------

Earnings Summary
----------------
Net  income  for the second quarter of 2003 increased  7.07%  to
$1.94  million  from $1.81 million for the comparable  period  in
2002.   Basic earnings per share were $0.49 in the second quarter
of 2003 compared with $0.46 in 2002.

For  the  six  months  ended June 30, 2003 net  income  increased
12.21%  to  $3.89  million from $3.47  million  in  2002.   Basic
earnings  per share were $0.99 for the first six months  of  2003 compared with $0.89 in 2002.

Return on average assets was 1.31% for the second quarter of 2003 and 1.37% for the comparable period in 2002. Return on average equity was 12.62% for the second quarter of 2003 and 13.42% for the second quarter of 2002.

For the six months ended June 30, 2003 and 2002 return on average
assets  was  1.33%  and 1.32% respectively.   Return  on  average
equity was 12.87% in 2003 and 13.02% in 2002.

Net Interest Income
-------------------
The  principal source of earnings for the Company is net interest
income.   Net interest income is the difference between  interest
and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $408 thousand, or 7.04%, for the second quarter of 2003 over 2002. Average earning assets increased 11.47% in the second quarter of 2003 from 2002.

For the six months ended June 30, 2003 net interest income on a fully tax equivalent basis increased $921 thousand, or 8.10%, over the comparable period in 2002. Comparing the first six months of 2003 to 2002, average loans increased $30.56 million or 8.66% while investment securities increased $19.81 million or
15.39%.   Average  earning  assets increased  11.32%  and  the  net
interest yield decreased from 4.62% in 2002 to 4.48% in 2003.

Interest expense decreased $532 thousand or 17.60% in the second quarter of 2003 from the second quarter of 2002. Interest bearing liabilities increased $37.65 million or 9.56 % in the second quarter of 2003 over the same period in 2002. The cost of funding those liabilities decreased 19 basis points from 2002. For the six months ended June 30, 2003 interest expense decreased $1.06 million, or 17.11% over the same period in 2002.

Page 10 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                                   For the quarter ended June 30,
(Fully taxable equivalent basis) *                            2003                        2002
                                                                      Average                     Average
                                                            Interest   Rates             Interest   Rates
                                                 Average     Income/  Earned/  Average    Income/  Earned/
Dollars in thousands                             Balance     Expense   Paid    Balance    Expense   Paid
------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**                $ 387,816    $ 6,767    6.98%  $ 356,130  $ 6,785    7.62%
Investment securities:
  Taxable                                         104,857      1,057    4.03%     77,243    1,072    5.55%
  Tax-exempt                                       46,737        838    7.17%     49,189      912    7.42%
                                                ---------    -------            --------  -------
    Total investment securities                   151,594      1,895    5.00%    126,432    1,984    6.28%
Federal funds sold                                 11,498         32    1.11%     11,675       49    1.68%
                                                ---------    -------            --------  -------
  Total earning assets                          $ 550,908    $ 8,694    6.31%   $494,237  $ 8,818    7.14%
                                                =========    =======            ========  =======

Time and savings deposits:
  Interest-bearing transaction accounts         $   9,894    $    10    0.40%   $  7,768  $    13    0.67%
  Money market deposit accounts                   116,818        232    0.79%    109,774      333    1.21%
  Savings accounts                                 35,769         34    0.38%     31,724       79    1.00%
  Certificates of deposit, $100,000 or more        58,329        427    2.93%     57,910      517    3.57%
  Other certificates of deposit                   149,552      1,223    3.27%    137,307    1,596    4.65%
                                                ---------    -------            --------  -------
    Total time and savings deposits               370,362      1,926    2.08%    344,483    2,538    2.95%

Federal funds purchased and securities sold
   under agreement to repurchase                   19,691         56    1.14%     23,052       96    1.67%
Federal Home Loan Bank advances                    40,000        506    5.06%     25,000      384    6.14%
Other short term borrowings                         1,407          3    0.85%      1,273        5    1.57%
                                                ---------    -------            --------  -------
  Total interest bearing liabilities.           $ 431,460    $ 2,491    2.31%   $393,808  $ 3,023    3.07%

Net interest income/yield                                    $ 6,203    4.50%             $ 5,795    4.69%
                                                             =======    =====             =======    =====

------------------------------------------------------------------------------------------------------------
                                                              For the six months ended June 30,
                                                              2003                        2002
                                                                      Average                     Average
                                                            Interest   Rates             Interest   Rates
                                                 Average     Income/  Earned/  Average    Income/  Earned/
Dollars in thousands                             Balance     Expense   Paid    Balance    Expense   Paid
------------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**                $ 383,323    $13,473    7.03%  $ 352,760  $13,459    7.63%
Investment securities:
  Taxable                                         101,174      2,137    4.22%     81,342    2,169    5.33%
  Tax-exempt                                       47,325      1,697    7.17%     49,601    1,815    7.32%
                                                ---------    -------            --------  -------
    Total investment securities                   148,499      3,834    5.16%    130,943    3,984    6.09%
Federal funds sold                                 16,375         93    1.14%     10,985       91    1.66%
                                                ---------    -------           --------   -------
  Total earning assets                          $ 548,197    $17,400    6.35%  $ 494,688  $17,534    7.09%
                                                =========    =======           =========  =======

Time and savings deposits:
  Interest-bearing transaction accounts         $   9,330    $    20    0.43%  $   7,497  $    23    0.61%
  Money market deposit accounts                   117,425        455    0.77%    107,805      650    1.21%
  Savings accounts                                 35,147        109    0.62%     31,028      154    0.99%
  Certificates of deposit, $100,000 or more        57,634        874    3.03%     54,621    1,041    3.81%
  Other certificates of deposit                   149,869      2,527    3.37%    139,586    3,321    4.76%
                                                ---------    -------            --------  -------
    Total time and savings deposits               369,405      3,985    2.16%    340,537    5,189    3.05%
Federal funds purchased and securities sold
  under agreement to repurchase                    21,345        119    1.12%     24,210      199    1.64%
Federal Home Loan Bank advance                     39,382        999    5.07%     25,000      763    6.10%
Other short term borrowings                         1,601          8    1.00%      2,024       15    1.48%
                                                ---------    -------            --------  -------
  Total interest bearing liabilities            $ 431,733    $ 5,111    2.37%   $391,771  $ 6,166    3.15%

Net interest income/yield                                    $12,289    4.48%             $11,368    4.60%
                                                             =======    =====             =======    =====

*   Tax equivalent yields based on 34% tax rate.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

                                                  10

Provision/Allowance for Loan Losses
-----------------------------------
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio.

The provision for loan losses was $600 thousand for the first six months of 2003, down from $700 thousand in the comparable period in
2002.   Loans charged off (net of recoveries) were $288  thousand
compared with loans charged off (net of recoveries) of $385 thousand in the first six months of 2002. On an annualized basis net loan charge-offs were 0.15% of total loans for the first half of 2003 compared with 0.21% for the same period in 2002.

On June 30, 2003 nonperforming assets totaled $1.48 million compared with $1.52 million on June 30, 2002. The June 2003 total consisted of $531 thousand in foreclosed real estate, $165 thousand in a former branch site now listed for sale, and $781 thousand in nonaccrual loans. The June 2002 total consisted of $667 thousand in foreclosed real estate, $680 thousand in former branch sites listed for sale and $169 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more decreased to $543 thousand as of June 30, 2003 compared with $647 thousand as of June 30, 2002.

The allowance for loan losses on June 30, 2003 was $4.88 million compared with $4.21 million on June 30, 2002. It represented a multiple of 3.30 times nonperforming assets and 6.25 times nonperforming loans. The allowance for loan losses was 1.25% and 1.16% of loans on June 30, 2003 and 2002 respectively.

Other Income
------------
For the second quarter of 2003 other income increased $41.74 million, or 2.23%, and for the six months ended June 30, 2003 other income increased $201 thousand or 5.74% over the same periods in 2002. In both periods, the increase in income is attributed to increases in other service charges, commissions and fees, mortgage brokerage income and bank owned life insurance income.

Other Expenses
--------------
For the second quarter of 2003 other expenses increased $398 thousand or 8.78% over the second quarter of 2002. For the six months ending June 2003 other expenses increased $673 thousand or 7.55% over the same period in 2002. For the six months ended June 30, 2003, salaries and employee benefits increased $598 thousand or 11.28%. Occupancy expenses increased $41 thousand or 7.17%.

Assets
------
At June 30, 2003 total assets were $599.86 million, up 4.03% from
$576.63  million at December 31, 2002.  Total loans  grew  $13.29 million or 3.52%.

Investment securities and federal funds sold increased by $6.15 million, or 3.73%, in 2003. Bank owned life insurance increased $1.35 million due to the purchase of policies in 2003. Total deposits increased $16.07 million, or 3.54% in 2003. Advances from the FHLB increased $5.00 million, or 14.29% in 2003. Securities sold under agreement to repurchase decreased $2.14 million, or 10.05% in 2003.

Capital Ratios
--------------
The Company's capital position remains strong as evidenced by the regulatory capital measurements. At June 30, 2003 the Tier I capital ratio was 13.77%, the total capital ratio was 14.94% and the leverage ratio was 9.68%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources
-----------------
The Company purchased land in the third quarter of 2002 for an additional branch location in Chesapeake. Ground breaking for the new branch began in April 2003. The Company anticipates that the new Chesapeake branch will open in early September 2003.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity
---------
Liquidity  is  the  ability of the Company to  meet  present  and
future  obligations  to  depositors and borrowers.   The  Company
experienced deposit growth that was slightly above targeted projections and loan growth that was slightly less than targeted projections in the first half of 2003. The Company has maintained liquidity as reflected in the large balance in federal funds sold as of June 30, 2003. The Company continues to monitor and seek investment opportunities in the current rate environment.

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of June 30, 2003. There were $107 million more in liabilities than assets subject to repricing within three months. As of December 31, 2002, the Company had $109 million more in liabilities than assets subject to repricing within three months.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $161.8 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation's equity price risk is immaterial and the company's primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 2.56% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 3.67% increase in net income and that a 200 basis point rise in rates would cause approximately a 5.53% increase in net income at June 30, 2003.



                               15
Item 4. DISCLOSURE CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
              (a)  Exhibits

                   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                   Chief Executive Officer

                   31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                   Chief Financial Officer

                   32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                   Chief Executive Officer

                   32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                   Chief Financial Officer

              (b) One report on Form 8-K was filed during the second quarter of 2003.

                   April 16, 2003, a Form 8-K, which included a press release, dated April 14, 2003 announcing earnings and other financial results for the first quarter of 2003, which ended March 31, 2003.

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                        August 8, 2003




     By:  /s/Robert F. Shuford
          --------------------
          Robert F. Shuford
          President and Chief Executive Officer










     By:  /s/Laurie D. Grabow
          -------------------
          Laurie D. Grabow
          Senior Vice President and CFO