Form 10-Q
period 2003-09-30
OLD POINT FINANCIAL CORP
filed 2003-11-07
CIK 740971

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period Ended September 30, 2003
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                               ACT
        For the transition period from                to
             Commission File No. 0-12896 (1934 Act)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
          Yes       No   X


State the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2003.

    Class                          Outstanding at October 31, 2003
    -----                          -------------------------------
    Common Stock, $5.00 par value  3,973,769 shares

                OLD POINT FINANCIAL CORPORATION
                           FORM 10-Q

                             INDEX
                             -----
                 PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
Item 1. Financial Statements...............................................1

        Consolidated Balance Sheets
               September 30, 2003 and December 31, 2002....................1

        Consolidated Statement of Earnings
               Three months ended September 30, 2003 and 2002..............2
               Nine months ended September 30, 2003 and 2002...............2

        Consolidated Statement of Cash Flows
               Nine months ended September 30, 2003 and 2002...............3

        Consolidated Statements of Changes in Stockholders' Equity
               Nine months ended September 30, 2003 and 2002...............4

        Notes to Consolidated Financial Statements.........................5

               Parent Only Balance Sheets
                      September 30, 2003 and December 31, 2002.............7

               Parent Only Statement of Earnings
                      Three months ended September 30, 2003 and 2002.......7
                      Nine months ended September 30, 2003 and 2002........7

               Parent Only Statement of Cash Flows
                      Nine months ended September 30, 2003 and 2002........8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................9

               Analysis of Changes in Net Interest Income.................10

Item 3. Quantitative and Qualitative Disclosures about Market Risk........15

Item 4. Disclosure Controls and Procedures................................16


                  PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................17


                              (i)

----------------------------------------------------------------------------------------
Unaudited                                                  September 30,   December 31,
Consolidated Balance Sheets                                    2003           2002
----------------------------------------------------------------------------------------
Assets

Cash and due from banks................................... $ 14,132,757    $ 14,180,253
Interest bearing balances due from banks..................      250,472         256,597
                                                           ------------    ------------
   Total cash due from banks.............................. $ 14,383,229    $ 14,436,850

Investments:
  Securities available for sale, at market................  152,786,403     128,487,826
  Securities to be held to maturity.......................   12,714,710      27,515,549
Trading account securities................................            -               -
Federal funds sold........................................    3,699,181       8,709,544
Loans, total .............................................  390,795,812     377,961,364
    Less reserve for loan losses..........................    4,860,425       4,564,931
                                                           ------------    ------------
        Net loans.........................................  385,935,387     373,396,433
Bank premises and equipment...............................   13,585,049      13,280,017
Other real estate owned...................................      190,500         830,091
Other assets..............................................   12,761,666       9,966,279
                                                           ------------    ------------
     Total assets......................................... $596,056,125    $576,622,589
                                                           ============    ============

Liabilities

Noninterest-bearing deposits.............................. $ 98,836,492    $ 90,620,836
Savings deposits..........................................  167,479,818     159,077,310
Time deposits.............................................  202,481,134     204,353,854
                                                           ------------    ------------
   Total deposits.........................................  468,797,444     454,052,000
Federal funds purchased and securities sold under
    agreement to repurchase...............................   22,106,818      21,283,237
Interest-bearing demand notes issued to the United States
   Treasury and other liabilities for borrowed money......      569,447       6,000,000
Federal Home Loan Bank....................................   40,000,000      35,000,000
Other liabilities.........................................    3,242,471       2,171,878
                                                           ------------    ------------
   Total liabilities......................................  534,716,180     518,507,115


Stockholders' Equity

Common stock, $5.00 par value............................. $ 19,852,465    $ 19,683,600
                           2003        2002

  Shares authorized.... 10,000,000  10,000,000
  Shares outstanding...  3,970,493   3,936,720
Surplus...................................................   12,261,284      11,165,496
Undivided profits.........................................   29,021,743      25,597,568
Accumulated other comprehensive income (loss).............      204,453       1,668,810
                                                           ------------    ------------
    Total stockholders' equity............................   61,339,945      58,115,474
                                                           ------------    ------------
    Total liabilities and stockholders' equity............ $596,056,125    $576,622,589
                                                           ============    ============

--------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended         Nine Months Ended
Consolidated Statements of Earnings                                  September 30,              September 30,
                                                                   2003         2002          2003          2002
--------------------------------------------------------------------------------------------------------------------
Interest Income

Interest and fees on loans.................................... $ 6,547,209  $ 6,933,875  $ 19,979,839  $ 20,357,364
Interest on federal funds sold................................      24,425       74,798       117,848       165,766
Interest on securities:
Interest on United States Treasury securities (taxable).......      13,519       17,666        58,388        64,791
Interest on obligations of other
  United States Government agencies (taxable).................     987,056      984,643     2,978,896     3,022,350
Interest on obligations of states and
  political subdivisions (tax exempt).........................     537,870      579,870     1,658,179     1,761,858
Interest on obligations of states and
  political subdivisions (taxable)............................      21,933       18,792        59,385        57,118
Interest on trading account securities........................           -            -             -             -
Dividends and interest on all other securities................      33,165       28,854        95,478        90,668
                                                               -----------  -----------   ------------  -----------
      Total interest on securities............................   1,593,543    1,629,825      4,850,326    4,996,785
                                                               -----------  -----------   ------------  -----------
    Total interest income.....................................   8,165,177    8,638,498     24,948,013   25,519,915

Interest Expense

Interest on savings deposits..................................     235,266      407,896        819,939    1,234,453
Interest on time deposits.....................................   1,513,570    2,050,586      4,914,355    6,412,133
Interest on federal funds purchased and securities
  sold under agreement to repurchase..........................      50,956       99,250        170,084      298,528
Interest on Federal Home Loan Bank advances...................     512,548      436,939      1,511,854    1,199,904
Interest on demand notes (note balances) issued to the
  United States Treasury and on other borrowed money..........       3,584        7,913         11,930       23,208
                                                               -----------  -----------   ------------  -----------
    Total interest expense....................................   2,315,924    3,002,584      7,428,162    9,168,226

Net interest income...........................................   5,849,253    5,635,914     17,519,851   16,351,689
Provision for loan losses.....................................     300,000      600,000        900,000    1,300,000
                                                               -----------  -----------   ------------  -----------

Net interest income after provision for loan losses...........   5,549,253    5,035,914     16,619,851   15,051,689

Other Income

Income from fiduciary activities..............................     603,711      603,246      1,672,692    1,700,718
Service charges on deposit accounts...........................     742,910      721,276      2,187,228    2,150,334
Other service charges, commissions and fees...................     274,086      247,094        950,476      815,734
Other operating income........................................     284,603      213,858        777,213      619,197
Security gains (losses).......................................      15,429        2,391         44,518       11,789
Trading account income........................................           -            -              -            -
                                                               -----------  -----------   ------------  -----------

    Total other income........................................   1,920,739    1,787,865      5,632,127    5,297,772

Other Expenses

Salaries and employee benefits................................   3,058,429    2,798,545      8,962,417    8,104,269
Occupancy expense of Bank premises............................     309,969      284,399        920,077      853,692
Furniture and equipment expense...............................     407,510      408,042      1,228,858    1,228,697
Other operating expenses......................................   1,106,008    1,047,734      3,363,035    3,271,035
                                                               -----------  -----------   ------------  -----------

    Total other expenses......................................   4,881,916    4,538,720     14,474,387   13,457,693
                                                               -----------  -----------   ------------  -----------

Income before taxes...........................................   2,588,076    2,285,059      7,777,591    6,891,768
Applicable income taxes.......................................     623,990      554,260      1,920,038    1,691,100
                                                               -----------  -----------   ------------  -----------

Net income.................................................... $ 1,964,086  $ 1,730,799    $ 5,857,553  $ 5,200,668
                                                               ===========  ===========   ============  ===========

Per Share

Based on weighted average number of
  common shares outstanding...................................   3,967,134    3,918,256      3,954,717    3,909,348
Basic Earnings per Share...................................... $      0.50  $      0.44   $       1.48  $      1.33
Diluted Earnings per Share.................................... $      0.48  $      0.43   $       1.44  $      1.30

                                                         2

-----------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                                        Nine Months Ended
Consolidated Statements of Cash Flows                                    September 30,
(Unaudited)                                                          2003             2002
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    5,857,553   $    5,200,668
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.............................         995,645        1,029,344
  Provision for loan losses.................................         900,000        1,300,000
  (Gains) loss on sale of investment securities, net........         (44,518)         (11,789)
  Net amortization & accretion of securities ...............          33,885           57,814
  Net (increase) decrease in trading account................               -                -
  Loss on disposal of equipment.............................           2,398           92,591
  (Increase) decrease in other real estate owned............        (509,501)        (997,542)
  (Increase) decrease in other assets
    (net of tax effect of FASB 115 adjustment)..............      (2,360,788)      (6,688,925)
  Increase (decrease) in other liabilities..................         449,870          697,109
                                                              --------------   --------------
    Net cash provided by operating activities...............       5,324,544          679,270

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities ..................................    (110,790,608)     (31,988,224)
  Proceeds from maturities & calls of securities ...........      97,627,550       34,137,900
  Proceeds from sales of available - for - sale securities..       2,397,720        2,478,189
  Proceeds from sales of held - to - maturity securities....            -                   -
  Loans made to customers...................................    (197,573,104)    (187,072,518)
  Principal payments received on loans......................     184,134,150      160,025,797
  Proceeds from sales of other real estate owned............       1,149,092        1,019,430
  Purchases of premises and equipment.......................      (1,303,075)        (580,137)
  (Increase) decrease in federal funds sold.................       5,010,363      (15,867,562)
                                                              --------------   --------------
    Net cash provided by (used in) investing activities.....     (19,347,912)     (37,847,125)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in non-interest bearing deposits......       8,215,656        8,490,294
  Increase (decrease) in savings deposits...................       8,402,508        9,211,884
  Proceeds from the sale of certificates of deposit.........      60,462,744       91,058,080
  Payments for maturing certificates of deposit.............     (62,335,464)     (79,090,751)
  Increase (decrease) in federal funds purchased &
   repurchase agreements....................................         823,581       (3,993,649)
  Increase (decrease) in Federal Home Loan Bank advances....       5,000,000        5,000,000
  Increase (decrease) in other borrowed money...............      (5,430,553)       5,630,925
  Proceeds from issuance of common stock....................         375,184          329,772
  Dividends paid............................................      (1,543,909)      (1,303,335)
                                                              --------------   --------------
    Net cash provided by financing activities...............      13,969,747       35,333,220

    Net increase (decrease) in cash and due from banks......         (53,620)      (1,834,635)
    Cash and due from banks at beginning of period..........      14,436,850       14,785,865
                                                              --------------   --------------
    Cash and due from banks at end of period................  $   14,383,230   $   12,951,230
                                                              ==============   ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest................................................  $    7,568,603   $    9,405,204
    Income taxes............................................       1,920,000        1,990,000


SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
  Unrealized gain (loss) on investment securities, net
     of tax.................................................        (843,634)       2,129,243

   Additional minimum liability related to pension..........        (620,723)        (365,985)
   Transfer of property from Premises & Equipment to Other
      Real Estate Owned.....................................               -          515,000



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
                                                Shares       Value        Surplus       Earnings    Income(Loss)     Equity
---------------------------------------------------------------------------------------------------------------------------------

FOR NINE MONTHS ENDED SEPTEMBER 30, 2003

Balance at beginning of period..............   3,936,720  $ 19,683,600  $ 11,165,496  $ 25,597,568  $  1,668,810  $ 58,115,474
Comprehensive Income
  Net income................................           -             -             -     5,857,553             -     5,857,553
  Increase (decrease) in unrealized
  gain on investment securities                        -             -             -             -      (843,634)     (843,634)
Minimum pension liability adjustment........                                                            (620,723)     (620,723)
                                               ---------  ------------  ------------  ------------  ------------  ------------
  Total Comprehensive Income                                                             5,857,553    (1,464,357)    4,393,196
Sale of common stock........................      33,773       168,865     1,095,788      (889,469)            -       375,184
Cash dividends............... ..............           -             -             -    (1,543,909)            -    (1,543,909)
                                               ---------  ------------  ------------  ------------  ------------  ------------

Balance at end of period....................   3,970,493  $ 19,852,465  $ 12,261,284  $ 29,021,743  $    204,453  $ 61,339,945




FOR NINE MONTHS ENDED SEPTEMBER 30, 2002

Balance at beginning of period..............   2,599,577  $ 12,997,885  $ 10,455,061  $ 27,340,908  $    118,217  $ 50,912,071
Comprehensive Income
  Net income................................           -             -             -     5,200,668             -     5,200,668
  Increase (decrease) in unrealized
  gain on investment securities                        -             -             -             -     2,129,243     2,129,243
Minimum pension liability adjustment........           -             -             -             -      (365,985)     (365,985)
                                               ---------  ------------  ------------  ------------  ------------  ------------
  Total Comprehensive Income                                                             5,200,668     1,763,258     6,963,926
Sale of common stock........................      17,279        86,395       498,180      (254,803)            -       329,772
Cash dividends............... ..............           -             -             -    (1,303,335)            -    (1,303,335)
                                               ---------  ------------  ------------  ------------  ------------  ------------

Balance at end of period....................   2,616,856  $ 13,084,280  $ 10,953,241  $ 30,983,438  $  1,881,475  $ 56,902,434



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

4. At September 30, 2003 the Company had two stock option plans. The Company has elected to continue to apply the provisions of APB No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure", in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company's stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the Company's stock option plans.

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

Old Point Financial Corporation
Pro forma disclosure SFAS No. 123 as amended by SFAS No. 148
----------------------------------------------------------------------

                                             Nine Months Ended
                                                September 30,

                                            2003              2002
                                            ----              ----
Net income:
   As reported                           $5,857,553       $5,200,668

   Fair value-based expense, net of tax    (305,250)        (204,000)
                                         ----------       ----------
   Pro forma                             $5,552,303       $4,996,668
                                         ==========       ==========

Basic earnings per share:
   As reported                           $     1.48       $     1.33

   Pro forma                             $     1.40       $     1.28

Diluted earnings per share:
   As reported                           $     1.44       $     1.30

   Pro forma                             $     1.36       $     1.25



-------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
Parent only Balance Sheets                              September 30,   December 31,
(Unaudited)                                                 2003           2002
-------------------------------------------------------------------------------------
Assets
Cash in bank........................................... $    450,654    $   247,784
Investment Securities..................................    2,201,050      2,115,000
Total Loans............................................            -              -
Investment in Subsidiaries.............................   58,520,349     55,637,412
Equipment..............................................            -              -
Other assets...........................................      167,892        115,278
                                                        ------------   ------------

Total Assets........................................... $ 61,339,945   $ 58,115,474
                                                        ============   ============

Liabilities and Stockholders' Equity
Total Liabilities...................................... $          -   $          -
Stockholders' Equity...................................   61,339,945     58,115,474
                                                        ------------   ------------

Total Liabilities & Stockholders' Equity............... $ 61,339,945   $ 58,115,474
                                                        ============   ============



-------------------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                              Three Months Ended:           Nine Months Ended:
Parent only Income Statements                                   September 30,                 September 30,
(Unaudited)                                                  2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------------------

Income
Cash dividends from Subsidiary......................... $    600,000   $    475,000   $  1,600,000   $  1,375,000
Interest and fees on loans.............................            -              -              -              -
Interest income from investment securities.............       26,039         26,015         77,861         71,393
Gains (losses) from sale of investment securities......            -              -              -              -
Other income...........................................       36,000         36,000        108,000        108,000
                                                        ------------   ------------   ------------   ------------
Total Income...........................................      662,039        537,015      1,785,861      1,554,393

Expenses
Salaries and employee benefits.........................       72,449         65,986        219,778        202,738
Other expenses.........................................       32,008         27,136        100,975         74,590
                                                        ------------   ------------   ------------   ------------
Total Expenses.........................................      104,457         93,122        320,753        277,328
                                                        ------------   ------------   ------------   ------------
Income before taxes & undistributed
    net income of subsidiaries.........................      557,582        443,893      1,465,108      1,277,065

Income tax.............................................      (20,110)       (16,740)       (62,925)       (51,700)
                                                        ------------   ------------   ------------   ------------
Net income before undistributed
  net income of subsidiaries...........................      577,692        460,633      1,528,033      1,328,765
Undistributed net income of subsidiaries...............    1,386,394      1,270,166      4,329,520      3,871,903
                                                        ------------   ------------   ------------   ------------

Net Income............................................. $  1,964,086   $  1,730,799   $  5,857,553   $  5,200,668
                                                        ============   ============   ============   ============


------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION                              Nine Months Ended:
Parent only Statements of Cash Flows                            September 30,
(Unaudited)                                                  2003           2002
------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income............................................. $  5,857,553   $  5,200,668
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed income of subsidiary.......   (4,329,520)    (3,871,903)
  Depreciation.........................................            -              -
    Gains(losses) on sale of securities [net]..........            -              -
    (Increase) decrease in other assets................      (56,437)       (45,113)
    Increase (decrease) in other liabilities...........      620,723              -
                                                        ------------   ------------
Net cash provided by operating activities..............    2,092,319      1,283,652

Cash flows from investing activities:
(Increase)decrease in investment securities............     (100,000)    (1,000,000)
Investment in subsidiaries ............................     (620,723)       600,000
Sale of equipment......................................            -              -
Repayment of loans by customers........................            -              -
                                                        ------------   ------------
Net cash provided by investing activities..............     (720,723)      (400,000)

Cash flows from financing activities:
Proceeds from issuance of common stock.................      375,183        329,772
Dividends paid.........................................   (1,543,909)    (1,303,335)
                                                        ------------   ------------
Net cash provided by financing activities..............   (1,168,726)      (973,563)

Net increase (decrease) in cash & due from banks.......      202,870        (89,911)

Cash & due from banks at beginning of period...........      247,784        275,795
                                                        ------------   ------------
Cash & due from banks at end of period................. $    450,654   $    185,884
                                                        ============   ============

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary
----------------
Net  income  for  the third quarter of 2003 increased  13.48%  to
$1.96  million  from $1.73 million for the comparable  period  in
2002.   Basic earnings per share were $0.50 in the third  quarter
of 2003 compared with $0.44 in 2002.

For the nine months ended September 30, 2003 net income increased
12.63%  to  $5.86  million from $5.20  million  in  2002.   Basic
earnings per share were $1.48 for the first nine months  of  2003 compared with $1.33 in 2002.

Return on average assets was 1.31% for the third quarter of  2003 and 1.25% for the comparable period in 2002. Return on average equity was 12.90% for the third quarter of 2003 and 12.30% for the third quarter of 2002.

For  the nine months ended September 30, 2003 and 2002 return  on
average  assets  was  1.32% and 1.30%  respectively.   Return  on
average equity was 12.88% in 2003 and 12.77% in 2002.

Net Interest Income
-------------------
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $209 thousand, or 3.54%, for the third quarter of 2003 over 2002. Average earning assets increased 8.19% in the third quarter of 2003 from 2002.

For the nine months ended September 30, 2003 net interest income on a fully tax equivalent basis increased $1.11 million, or 6.45%, over the comparable period in 2002. Comparing the first nine months of 2003 to 2002, average loans increased $26.44 million or 7.37% while investment securities increased $23.05 million or 17.86%. Average earning assets increased 10.10% and the net interest yield decreased from 4.59% in 2002 to 4.43% in 2003.

Interest expense decreased $685 thousand or 22.82% in the third quarter of 2003 from the third quarter of 2002. Interest bearing liabilities increased $24.02 million or 5.85% in the third quarter of 2003 over the same period in 2002. The cost of funding those liabilities decreased 79 basis points from 2002. For the nine months ended September 30, 2003 interest expense decreased $1.74 million, or 18.98% over the same period in 2002.

Page 10 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

----------------------------------------------------------------------------------------------------------
OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS                               For the quarter ended September 30,
(Fully taxable equivalent basis) *                          2003                         2002
----------------------------------------------------------------------------------------------------------
                                                                    Average                     Average
                                                         Interest    Rates            Interest   Rates
                                                Average   Income/   Earned/  Average   Income/   Earned/
Dollars in thousands                            Balance   Expense     Paid   Balance   Expense    Paid
----------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**               $388,392   $ 6,566    6.76%  $370,199   $ 6,952    7.51%
Investment securities:
  Taxable                                       113,898     1,025    3.60%    79,066     1,024    5.18%
  Tax-exempt                                     45,427       815    7.18%    48,737       855    7.01%
                                               --------   -------           --------   -------
    Total investment securities                 159,325     1,840    4.62%   127,803     1,879    5.88%
Federal funds sold                               10,595        24    0.91%    18,025        75    1.66%
                                               --------   -------           --------   -------
  Total earning assets                         $558,312   $ 8,430    6.04%  $516,027   $ 8,906    6.90%
                                               ========   =======           ========   =======

Time and savings deposits:
  Interest-bearing transaction accounts        $  9,693         7    0.29%  $  7,635   $    11    0.58%
  Money market deposit accounts                 119,329       181    0.61%   111,642       316    1.13%
  Savings accounts                               36,972        47    0.51%    32,720        80    0.98%
  Certificates of deposit, $100,000 or more      58,756       380    2.59%    55,445       491    3.54%
  Other certificates of deposit                 146,277     1,134    3.10%   147,300     1,559    4.23%
                                               --------   -------           --------   -------
    Total time and savings deposits             371,027     1,749    1.89%   354,742     2,457    2.77%

Federal funds purchased and securities sold
   under agreement to repurchase                 22,018        51    0.93%    24,127       100    1.66%
Federal Home Loan Bank advances                  40,278       513    5.09%    29,785       437    5.87%
Other short term borrowings                       1,498         4    1.07%     2,151         8    1.49%
                                               --------   -------           --------   -------
  Total interest bearing liabilities.          $434,821     2,317    2.13%  $410,805     3,002    2.92%

Net interest income/yield                                 $ 6,113    4.38%             $ 5,904    4.58%
                                                          =======    =====             =======    =====
----------------------------------------------------------------------------------------------------------
                                                        For the nine months ended September 30,
                                                            2002                        2001
----------------------------------------------------------------------------------------------------------
                                                                    Average                     Average
                                                         Interest    Rates           Interest    Rates
                                                Average   Income/   Earned/ Average   Income/    Earned/
Dollars in thousands                            Balance   Expense    Paid   Balance   Expense     Paid
----------------------------------------------------------------------------------------------------------
Loans (net of unearned income)**               $385,013   $20,039    6.94%  $358,573   $20,411    7.59%
Investment securities:
  Taxable                                       105,416     3,103    3.92%    79,746     3,154    5.27%
  Tax-exempt                                     46,692     2,512    7.17%    49,313     2,670    7.22%
                                               --------   -------           --------   -------
    Total investment securities                 152,108     5,615    4.92%   129,059     5,824    6.02%
Federal funds sold                               14,448       118    1.09%    13,332       166    1.66%
                                               --------   -------           --------   -------
  Total earning assets                         $551,569   $25,772    6.23%  $500,964   $26,401    7.03%
                                               ========   =======           ========   =======

Time and savings deposits:
  Interest-bearing transaction accounts        $  9,451   $    27    0.38%  $  7,543   $    34    0.60%
  Money market deposit accounts                 118,060       637    0.72%   109,084       966    1.18%
  Savings accounts                               35,755       156    0.58%    31,592       234    0.99%
  Certificates of deposit, $100,000 or more      58,005     1,254    2.88%    54,884     1,532    3.72%
  Other certificates of deposit                 148,675     3,660    3.28%   142,169     4,880    4.58%
                                               --------   -------           --------   -------
    Total time and savings deposits             369,946     5,734    2.07%   345,272     7,646    2.95%
Federal funds purchased and securities sold
 under agreement to repurchase                   21,570       170    1.05%    24,182       299    1.65%
Federal Home Loan Bank advances                  39,680     1,512    5.08%    26,595     1,200    6.02%
Other short term borrowings                       1,566        12    1.02%     2,066        23    1.48%
                                               --------   -------           --------   -------
  Total interest bearing liabilities           $432,762   $ 7,428    2.29%  $398,115   $ 9,168    3.07%

Net interest income/yield                                 $18,344    4.43%             $17,233    4.59%
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

The provision for loan losses was $900 thousand for the first nine months of 2003, down from $1.30 million in the comparable period in 2002. Loans charged off (net of recoveries) were $605 thousand compared with loans charged off (net of recoveries) of $655 thousand in the first nine months of 2002. On an annualized basis net loan charge-offs were 0.21% of total loans for the first nine months of 2003 compared with 0.23% for the same period in 2002.

On September 30, 2003 nonperforming assets totaled $453 thousand compared with $2.11 million on September 30, 2002. The September 2003 total consisted of $25 thousand in foreclosed real estate, $165 thousand in a former branch site now listed for sale, and
$263 thousand in nonaccrual loans. The September 2002 total consisted of $1.33 million in foreclosed real estate, $165 thousand in a former branch site listed for sale and $611 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $1.01 million as of September 30, 2003 compared with $546 thousand as of September 30, 2002.

The  allowance  for loan losses on September 30, 2003  was  $4.86
million  compared with $4.54 million on September 30,  2002.   It
represented a multiple of 10.72 times nonperforming assets and 18.49 times nonperforming loans. The allowance for loan losses was 1.24% and 1.22% of loans on September 30, 2003 and 2002 respectively.

Other Income
------------
For the third quarter of 2003 other income increased $133 thousand, or 7.43%, and for the nine months ended September 30, 2003 other income increased $334 thousand or 6.31%. In both periods, the increase in income is attributed to increases in
other   service  charges,  commissions  and  fees, mortgage
brokerage  income and bank owned life insurance income.

Other Expenses
--------------
For  the  third  quarter  of 2003 other expenses  increased  $343 thousand or 7.56% over the third quarter of 2002. For the nine months ending September 2003 other expenses increased $1.02 million or 7.55% over the same period in 2002. For the nine months ended September 30, 2003, salaries and employee benefits increased $858 thousand or 10.59%. Occupancy expenses increased $66 thousand or 7.78%.

Assets
------
At September 30, 2003 total assets were $596.06 million, up 3.37%
from  $576.62  million at December 31, 2002.   Total  loans  grew
$12.83 million or 3.40%.

Investment securities and federal funds sold increased by $4.49 million, or 2.72%, in 2003. Bank owned life insurance increased
$1.46  million  due to the purchase of policies in  2003.   Total
deposits increased $14.75 million, or 3.25% in 2003. Advances from the FHLB increased $5.00 million, or 14.29% in 2003. Securities sold under agreement to repurchase increased $824 thousand, or 3.87% in 2003.

Capital Ratios
--------------
The Company's capital position remains strong as evidenced by the regulatory capital measurements. At September 30, 2003 the Tier I capital ratio was 14.38%, the total capital ratio was 15.55% and the leverage ratio was 9.97%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.


Capital Resources
-----------------
The Company purchased land in the third quarter of 2002 for an additional branch location in Chesapeake. Ground breaking for the new branch began in April 2003. The branch opened in October 2003.

The Company purchased a vacant building in October 2003. The building will be renovated and used as office space for bank personnel. The renovations are expected to be completed in the later portion of the 2nd quarter of 2004.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity
---------
Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The Company experienced deposit growth and loan growth that was slightly less than targeted projections in the first nine months of 2003. The Company continues to monitor and seek investment opportunities in the current rate environment.

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of September 30, 2003. There were $114 million more in liabilities than assets subject to repricing within three months. As of December 31, 2002, the Company had $109 million more in liabilities than assets subject to repricing within three months.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $167.48 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation's equity price risk is immaterial and the company's primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 2.35% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 3.40% increase in net income and that a 200 basis point rise in rates would cause approximately a 4.98% increase in net income at September 30, 2003.

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

              31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

              31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

              32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

              32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer


         (b) Two reports on Form 8-K were filed during the third quarter of 2003.

              August 14, 2003, a Form 8-K, which included two press releases, both dated August 13, 2003. The first press release announced the election of James Reade Chisman to the Board of Directors of Old Point National Bank of Phoebus. The second press release announced the declaration of a cash dividend in the amount of $0.15 per share of common stock.

              July 15, 2003, a Form 8-K, which included a press release, dated July 10, 2003 announcing earnings and other financial results for the second quarter of 2003.

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                OLD POINT FINANCIAL CORPORATION
                       November 7, 2003




     By:  /s/Robert F. Shuford
          ------------------
          Robert F. Shuford
          President and Chief Executive Officer










     By:  /s/Laurie D. Grabow
          -------------------
          Laurie D. Grabow
          Senior Vice President and CFO