Form 10-K
period 2003-12-31
OLD POINT FINANCIAL CORP
filed 2004-04-02
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-12896

OLD POINT FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1265373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 West Mellen Street, Hampton, VA	23663
(Address of principal executive offices)	(Zip Code)

(757)722-7451
(Registrant's telephone number
including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($5.00 par value)

(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

        The aggregate market value of the voting stock held by non-affiliates was approximately $72 million on June 30, 2003. There were 3,987,149 shares of Common Stock outstanding at March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

        Certain portions of the Registrant’s Definitive Proxy Statement (“the 2004 Proxy Statement”) for the 2004 Annual Meeting of Shareholders to be held April 27, 2004 will be incorporated by reference in Part III.

OLD POINT FINANCIAL CORPORATION

FORM 10-K

- I -

PART I

Item 1. Business

General

Old Point Financial Corporation (the “Company”) was incorporated under the laws of Virginia on February 16, 1984, for the purpose of acquiring all the outstanding common stock of The Old Point National Bank of Phoebus (the “Bank”), in connection with the reorganization of the Bank into a one bank holding company structure. At the annual meeting of the stockholders on March 27, 1984, the proposed reorganization was approved by the requisite stockholder vote. At the effective date of the reorganization on October 1, 1984, the Bank merged into a newly formed national bank as a wholly owned subsidiary of the Company, with each outstanding share of common stock of the Bank being converted into five shares of common stock of the Company.

The Company completed a spin-off of its trust department as of April 1, 1999. The newly formed organization is chartered as Old Point Trust and Financial Services, N.A. (“Trust”). Trust is a wholly owned subsidiary of the Company. The Company does not engage in any activities other than acting as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries which continue to conduct business in substantially the same manner and from the same offices.

The Bank is a national banking association founded in 1922. The Bank has sixteen offices in the cities of Hampton, Newport News, Norfolk and Chesapeake, as well as James City and York County, Virginia, and provides a full range of banking and related financial services, including checking, savings, certificates of deposit, and other depository services, commercial, industrial, residential real estate and consumer loan services, safekeeping services.

As of December 31, 2003, the Company had assets of $645.9 million, loans of $405.1 million, deposits of $490.4 million, and stockholders’ equity of $63.3 million. At year end, the Company and its subsidiaries had a total of 264 employees, 26 of whom were part-time.

The Company’s trade area is Hampton Roads, which includes Williamsburg, Poquoson, Newport News, Hampton, Chesapeake, Norfolk, Virginia Beach, Portsmouth and Suffolk. The area also includes the Isle of Wight, James City, Gloucester and Mathews counties. According to the 2000 Hampton Roads Statistical Digest, there are more than 1.6 million people in the area with 30% of all jobs linked to the military. The service industry, which employed approximately 194,000 in 1999, is the biggest provider of jobs in Hampton Roads.

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

The Company and its subsidiaries are subject to regulation and examination by the Federal Reserve Board (“the Board”), the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (“the FDIC”).

As a bank holding company within the meaning of the Bank Holding Company Act of 1956, the Company is subject to the ongoing regulation, supervision, and examination by the Federal Reserve Board (the “Board”). The Company is required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, prior Board approval must be obtained before the Company can acquire (i) ownership or control of any voting shares of another bank if, after such acquisition, it would control more than 5% of such shares, or (ii) all or substantially all of the assets of another bank or merge or consolidate with another bank holding company. A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks or furnishing services to its subsidiaries.

Statistical Information

The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

I.     Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the distribution of assets, liabilities, and shareholders’ equity by major categories with related average yields/rates. In these balance sheets, nonaccrual loans are included in the daily average loans outstanding. The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

TABLE I

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

For the years ended December 31,		2003			2002			2001
Dollars in thousands			Average			Average			Average
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

ASSETS

Loans	$387,137	$26,538	6.85%	$362,228	$27,320	7.54%	$332,097	$27,765	8.36%
Investment securities:
Taxable	116,993	4,368	3.73%	84,867	4,279	5.04%	76,670	4,389	5.72%
Tax-exempt	45,907	3,296	7.18%	49,097	3,540	7.21%	52,031	3,773	7.25%

Total investment securities	162,900	7,664	4.70%	133,964	7,819	5.84%	128,701	8,162	6.34%
Federal funds sold	15,902	164	1.03%	16,120	250	1.55%	14,467	563	3.89%

Total earning assets	565,939	34,366	6.07%	512,312	35,389	6.91%	475,265	36,490	7.68%
Reserve for loan losses	(4,789)			(4,304)			(3,646)
	561,150			508,008			471,619

Cash and due from banks	13,906			11,478			9,862
Bank premises and equipment	14,170			14,718			15,715
Other assets	11,509			8,980			4,838
Total assets	$600,735			$543,184			$502,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$10,160	$ 35	0.34%	$7,922	$ 46	0.58%	$6,559	$ 88	1.34%
Money market deposit accounts	120,206	817	0.68%	110,767	1,242	1.12%	100,577	2,159	2.15%

Savings accounts	36,613	205	0.56%	31,940	302	0.95%	28,864	536	1.86%

Certificates of deposit, $100,000 or more	56,944	1,597	2.80%	56,048	1,991	3.55%	49,072	2,672	5.45%

Other certificates of deposit	147,822	4,704	3.18%	142,591	6,306	4.42%	142,987	8,202	5.74%

Total time and savings deposits	371,745	7,358	1.98%	349,268	9,887	2.83%	328,059	13,657	4.16%
Federal funds purchased, securities sold under

agreement to repurchase and FHLB advances	64,296	2,278	3.54%	52,274	2,038	3.90%	51,253	2,425	4.73%

Other short term borrowings	1,673	7	0.42%	2,172	31	1.43%	2,158	73	3.38%

Total interest bearing liabilities	437,714	9,643	2.20%	403,714	11,956	2.96%	381,470	16,155	4.23%

Demand deposits	99,322			82,028			68,516
Other liabilities	2,613			2,363			2,327

Total liabilities	539,649			488,105			452,313
Stockholders' equity	61,086			55,079			49,721

Total Liabilities and Stockholders' Equity	$600,735			$543,184			$502,034

Net interest income/yield		$24,723	4.37%		$23,433	4.57%		$20,335	4.28%

Total deposits	$471,067			$431,296			$396,575

* Computed on a fully taxable equivalent basis using a 34% rate

The following table sets forth a summary of changes in interest earned and paid attributable to changes in volume and changes in yields/rates.

TABLE II

ANALYSIS OF CHANGE IN NET INTEREST INCOME *

Year 2003 over 2002	Year 2002 over 2001	Year 2001 over 2000
Due to change in:	Due to change in:	Due to change in:

			Net			Net			Net
	Average	Average	Increase	Average	Average	Increase	Average	Average	Increase
Dollars in Thousands	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	Decrease)

INCOME FROM EARNING ASSETS
Loans	$ 1,879	$(2,661)	$ (782)	$ 2,519	$(2,964)	$ (445)	$ 2,477	$(1,337)	$ 1,140
Investment Securities:
Taxable	1,620	(1,531)	89	469	(579)	(110)	340	(334)	6
Tax-exempt	(230)	(14)	(244)	(213)	(20)	(233)	(201)	(116)	(317)

Total investment securities	1,390	(1,545)	(155)	256	(599)	(343)	139	(450)	(311)

Federal funds sold	(3)	(83)	(86)	64	(377)	(313)	774	(422)	352
	3,266	(4,289)	(1,023)	2,839	(3,940)	(1,101)	3,390	(2,209)	1,181

INTEREST EXPENSE
Interest bearing transaction accounts	13	(24)	(11)	18	(60)	(42)	46	(67)	(21)

Money market deposit accounts	106	(531)	(425)	219	(1,136)	(917)	230	(1,084)	(854)
Savings accounts	44	(141)	(97)	57	(291)	(234)	16	(254)	(238)
Certificate of deposits, $100,000 or more	32	(426)	(394)	380	(1,061)	(681)	805	(184)	621

Other certificates of deposit	231	(1,833)	(1,602)	(23)	(1,873)	(1,896)	356	(17)	339
Total time and savings deposits	426	(2,955)	(2,529)	651	(4,421)	(3,770)	1,454	(1,607)	(153)

Federal funds purchased and securities sold
under agreement to repurchase	469	(229)	240	48	(435)	(387)	132	(476)	(344)

Other short-term borrowings	(7)	(17)	(24)	0	(42)	(42)	11	(65)	(54)
Total expense for interest bearing liabilities	888	(3,201)	(2,313)	699	(4,899)	(4,199)	1,597	(2,148)	(551)

Change in Net Interest Income	$ 2,378	$(1,088)	$ 1,290	$ 2,140	$ 959	$ 3,098	$ 1,794	$ (62)	$ 1,732

* Computed on a fully taxable equvilent basis using a 34% rate.

Interest Sensitivity

The following table reflects the earlier of the maturity or repricing data for various assets and liabilities as of December 31, 2003.

TABLE III
INTEREST SENSITIVITY ANALYSIS

As of December 31, 2003	Within	4-12	1-5	Over 5
Dollars in thousands	3 Months	Months	Years	Years	Total

Uses of funds

Federal funds sold	$ 14,969	$ -	$ -	$ -	$ 14,969
Taxable investments	6,899	4,054	106,192	22,572	139,717
Tax-exempt investments	690	1,119	16,013	27,709	45,531
Total investments	22,558	5,173	122,205	50,281	200,217

Loans:
Commercial	23,134	3,754	19,595	2,740	49,223
Tax-exempt	176	-	-	2,668	2,844
Consumer	5,209	2,699	56,160	9,776	73,844
Real estate	71,211	5,778	137,077	60,646	274,712
Other	1,135	66	3,275	12	4,488
Total loans	100,865	12,297	216,107	75,842	405,111
Total earning assets	$ 123,423	$ 17,470	$338,312	$126,123	$605,328

Sources of funds

Interest checking deposits	14,596	-	-	-	14,596
Money market deposit accounts	125,808	-	-	-	125,808
Regular savings accounts	39,264	-	-	-	39,264
Certificates of deposit
$100,000 or more	13,329	23,377	17,433	-	54,139
Other time deposits	21,034	63,671	57,809	-	142,514
Federal funds purchased, securities
sold under agreements to
repurchase and FHLB advances	38,007	-	15,000	35,000	88,007
Other borrowed money	1,811	-	-	-	1,811
Total interest bearing liabilities	$ 253,849	$ 87,048	$ 90,242	$ 35,000	$466,139

Rate sensitivity GAP	$(130,426)	$ (69,578)	$248,070	$ 91,123	$139,189

Cumulative GAP	$(130,426)	$(200,004)	$ 48,066	$139,189

The Company was liability sensitive as of December 31, 2003. There were $130 million more in liabilities than assets subject to repricing within three months. This generally indicates that net interest income should improve if interest rates fall since liabilities will reprice faster than assets.

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

II. Investment Portfolio

Note 3 of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K presents the book and market value of investment securities on the dates indicated.

The following table shows, by type and maturity, the book value and weighted average yields of investment securities at December 31, 2003.

TABLE IV

INVESTMENT SECURITY MATURITIES AND YIELDS

U.S.Govt/Agency	State/Municipal	Total

	Book	Weighted	Book	Weighted	Book	Weighted
	Value	Average	Value	Average	Value	Average
Dollars in Thousands		Yield		Yield		Yield

December 31, 2003
Maturities:
Within 1 year	$ 7,023	5.31%	$ 1,784	7.43%	$ 8,807	5.74%
After 1 year, but within 5 years	$105,349	3.48%	$15,396	6.86%	$120,745	3.91%
After 5 years, but within 10 years	$ 22,252	3.06%	$19,893	6.67%	$ 42,145	4.76%
After 10 years	$ 0	0.00%	$ 7,235	6.53%	$ 7,235	6.53%
TOTAL	$134,624	3.51%	$44,308	6.74%	$178,932	4.31%

December 31, 2002	$ 99,986	4.25%	$49,285	6.76%	$149,271	5.08%
December 31, 2001	$ 80,013	5.49%	$52,041	6.81%	$132,054	6.01%

Yields are calculated on a fully tax equivalent basis using a 34% rate.

At December 31, 2003, the book value of other marketable equity securities with no stated maturity totaled $3.9 million with an weighted average yield of 3.32%. These securities consisted of Federal Home Loan Bank stock of $2.5 million yielding 3.20%, Federal Reserve stock of $169 thousand yielding 6.00%, Bankers Title of Hampton Roads stock yielding 64.44%, money market fund of $897 thousand yielding 0.78% and other securities of $200 thousand. The book value of other marketable securities with no stated maturity totaled $3.1 million, yielding 3.66%; and $3.2 million, yielding 4.66%; at December 31, 2002, and 2001 respectively.

III. Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 1999 through 2003:

TABLE V

LOANS

As of December 31,	2003	2002	2001	2000	1999
Dollars in thousands

Commercial and other	$ 53,711	$ 52,183	$ 51,608	$ 62,181	$ 62,257
Real Estate Construction	32,844	29,822	27,056	15,219	11,461
Real Estate Mortgage	241,868	204,946	177,237	155,367	140,004
Tax Exempt	2,844	2,966	2,957	3,314	2,747
Installment Loans to Individuals	73,844	88,044	87,625	83,829	65,178

Total	$405,111	$377,961	$346,483	$319,910	$281,647

Based on Standard Industry Code, there are no categories of loans which exceed 10% of total loans other than the categories disclosed in the preceding table.

The maturity distribution and rate sensitivity of certain categories of the Bank’s loan portfolio at December 31, 2003 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2003	One year	One through	Over five
Dollars in thousands	or less	five years	years	Total

Commercial and other	$28,090	$22,869	$ 2,752	$53,711
Real estate construction	26,784	5,640	420	32,844
Total	$54,874	$28,509	$ 3,172	$86,555

Loans maturing after one year with:
Fixed interest rate		$28,509	$ 3,172	$31,681
Variable interest rate		$ --	$ --	$ --

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 1999 through 2003.

TABLE VII
NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

As of December 31,	2003	2002	2001	2000	1999
Dollars in thousands

Nonaccrual loans	$243	$314	$351	$ 37	$ 514
Accruing loans past due
90 days or more	736	608	450	470	1,351

Restructured loans	none	none	none	none	none

Interest income which would have been
recorded under original loan terms	34	49	41	25	49

Interest income recorded during the period	12	16	83	9	68

Loans are placed in nonaccrual status if principal or interest has been in default for a period of 90 days or more unless the obligation is both well secured and in the process of collection. A debt is “well secured” if it is secured (i) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt in full or (ii) by the guaranty of a financially responsible party. A debt is “in the process of collection” if collection of the debt is proceeding in due course either through legal action, including judgment enforcement procedures, or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status.

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 2003 such problem loans, not included in Table VII, amounted to approximately $4.7 million. There was one relationship in excess of $500 thousand.

IV. Summary of Loan Loss Experience

The determination of the balance of the Allowance for Loan Losses is based upon a review and analysis of the loan portfolio and reflects an amount which, in management’s judgment, is adequate to provide for possible future losses. Management’s review includes monthly analysis of past due and nonaccrual loans and detailed periodic loan by loan analyses.

The principal factors considered by management in determining the adequacy of the allowance are the growth and composition of the loan portfolio, historical loss experience, the level of nonperforming loans, economic conditions, the value and adequacy of collateral, and the current level of the allowance.

The following table shows an analysis of the Allowance for Loan Losses for the years 1999 through 2003.

TABLE VIII
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

For the year ended December 31,	2003	2002	2001	2000	1999
Dollars in thousands

Balance at beginning of period	$ 4,565	$ 3,894	$ 3,649	$ 3,111	$ 2,855

Charge Offs:
Commercial, financial and agricultural	149	545	680	266	138
Real estate construction	--	8	--	--	--
Real estate mortgage	244	98	19	--	74
Consumer loans	802	761	724	486	581
Other loans	--	--	36	--	--
Total charge offs	1,195	1,412	1,459	752	793

Recoveries:
Commercial, financial and agricultural	219	90	222	418	104
Real estate construction	--	--	--	--	--
Real estate mortgage	6	5	21	3	1
Consumer loans	237	288	256	244	294
Other loans	--	--	5	--	--
Total recoveries	462	383	504	665	399

Net charge offs	733	1,029	955	87	394

Additions charged to operations	1,000	1,700	1,200	625	650
Balance at end of period	$ 4,832	$ 4,565	$ 3,894	$ 3,649	$ 3,111

Selected loan loss statistics
Loans (net of unearned income):
End of period	$405,111	$377,961	$346,483	$319,910	$281,647
Daily average	$387,137	$362,228	$332,097	$303,826	$259,320

Net charge offs to average total loans	0.19%	0.28%	0.29%	0.03%	0.15%
Provision for loan losses to average total loans	0.26%	0.47%	0.36%	0.21%	0.25%
Provision for loan losses to net charge offs	136.43%	165.21%	125.65%	718.39%	164.97%
Allowance for loan losses to period end loans	1.19%	1.21%	1.12%	1.14%	1.10%
Earnings to loan loss coverage*	15.55	8.89	7.90	76.57	17.32

* Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 1999 through 2003.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,		2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans;		of loans		of loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial and other	1,032	13.96%	781	14.59%	667	15.75%	742	20.47%	828	23.08%
Real Estate Construction	106	8.11%	149	7.89%	119	7.81%	49	4.76%	40	4.07%
Real Estate Mortgage	743	59.70%	1,362	54.22%	791	51.15%	212	48.57%	195	49.71%
Consumer	777	18.23%	1,135	23.30%	921	25.29%	519	26.20%	414	23.14%
Unallocated	2,174		1,138		1,396		2,127		1,634
Total	$4,832	100.00%	4,565	100.00%	$3,894	100.00%	$3,649	100.00%	$3,111	100.00%

V. Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 2003, 2002 and 2001.

TABLE X

DEPOSITS

For the year ended December 31,	2003	2002	2001

	Average	Average	Average	Average	Average	Average
Dollars in thousands	Balance	Rate	Balance	Rate	Balance	Rate

Interest bearing transaction accounts	$ 10,160	0.34%	$ 7,922	0.58%	$ 6,559	1.34%
Money market deposit accounts	120,206	0.68%	110,767	1.12%	100,577	2.15%
Savings accounts	36,613	0.56%	31,940	0.95%	28,864	1.86%
Certificate of deposit, $100,000 or more	56,944	2.80%	56,048	3.55%	49,072	5.45%
Other certificate of deposit	147,822	3.18%	142,591	4.42%	142,987	5.74%
Total interest bearing deposits	371,745	2.83%	349,268	2.83%	328,059	4.16%
Non-interest bearing demand deposits	99,322		82,028		68,516
Total deposits	$471,067		$431,296		$396,575

The following table shows certificates of deposit in amounts of $100,000 or more as of December 31, 2003, 2002, and 2001 by time remaining until maturity.

TABLE XI

CERTIFICATE OF DEPOSIT $100,000 AND MORE

Dollars in thousands	2003	2002	2001

Maturing in
3 months or less	$12,591	$12,527	$ 8,445
3 through 6 months	9,191	10,080	13,397
6 through 12 months	14,686	11,047	11,427
over 12 months	17,671	19,791	12,535
	$54,139	$53,445	$45,804

VI. Return on Equity and Assets

The return on average shareholders’ equity and assets, the dividend pay out ratio, and the average equity to average assets ratio for the past three years are presented below.

	2003	2002	2001
Return on average assets	1.30%	1.30%	1.14%
Return on average equity	12.81%	12.80%	11.48%
Dividend payout ratio	27.35%	25.19%	28.17%
Average equity to average assets	10.17%	10.14%	9.90%

VII. Short Term Borrowings

The Bank periodically borrowed funds through federal funds from its correspondent banks, through the use of a demand note to the United States Treasury (Treasury Tax and Loan Deposits), and through securities sold under agreements to repurchase. The borrowings matured daily and were based on daily cash flow requirements. The borrowed amounts (in thousands) and their corresponding rates during 2003, 2002, and 2001 are presented in the following table.

TABLE XII
SHORT TERM BORROWINGS

2003	2002	2001

Dollars in thousands	Balance	Rate	Balance	Rate	Balance	Rate

Balance at December 31,
Federal funds purchased	$ --	0.00%	$ --	0.00%	$ --	0.00%
Securities sold under
agreement to repurchase	38,007	0.93%	21,283	1.13%	28,321	1.67%
U. S. treasury demand notes
and other borrowed money	1,811	0.75%	6,000	1.00%	369	1.50%
Total	$39,818		$27,283		$28,690

Average daily balance outstanding:
Federal funds purchased	$ 116	0.53%	$ 1	2.16%	$ 1	2.49%
Securities sold under
agreement to repurchase	22,162	1.01%	25,475	1.50%	26,252	3.38%
U. S. treasury demand notes
and other borrowed money	1,673	0.96%	2,172	1.43%	2,158	3.38%
Total	$23,951	3.46%	$27,648	3.75%	$28,411	4.65%

The maximum amount outstanding
at any month end:
Federal funds purchased	$ --		$ --		$ --
Securities sold under
agreement to repurchase	$38,502		$26,098		$28,546
U. S. treasury demand notes
and other borrowed money	$ 6,000		$ 6,000		$ 6,165

Item 2. Properties

The Bank owns the Main Office, five office buildings, and ten branches. All of the above properties are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining four branches are leased from unrelated parties under leases with renewal options which expire anywhere from 10-15 years.

For more information concerning the commitments under current leasing agreements, see Note 12. Lease Commitments of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K. Additional information on Other Real Estate Owned can be found in Note 7. Other Real Estate Owned of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.

Item 3. Legal Proceedings

The Company is not a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

Part II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Beginning in 2000 the common stock of Old Point Financial Corporation was quoted on the Nasdaq SmallCap under the symbol “OPOF”. The approximate number of shareholders of record as of December 31, 2003 was 1,342. The range of high and low prices and dividends per share of the Company’s common stock for each quarter during 2003 and 2002 is presented in Part II. Item 7. of this Annual Report on Form 10-K. Additional information related to stockholder matters can be found in Note 17. Regulatory Matters of the Notes to Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10K.

Item 6. Selected Financial Data

The following table summarizes the Company’s performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years Ended December 31,	2003	2002	2001	2000	1999

(Dollars in Thousands except per share data)

RESULTS OF OPERATIONS

Interest income	$33,167	$34,112	$35,108	$33,644	$29,483
Interest expense	9,643	11,956	16,156	16,707	13,862
Net interest income	23,524	22,156	18,952	16,937	15,621
Provision for loan loss	1,000	1,700	1,200	625	650
Net interest income after provision for loan loss	22,524	20,456	17,752	16,312	14,971
Gains (losses) on sales of investment securities	60	14	(1)	44	(54)
Noninterest income	7,408	7,128	6,543	5,641	5,440
Noninterest expenses	19,596	18,291	16,850	15,657	14,320
Income before taxes	10,396	9,307	7,444	6,340	6,037
Income taxes	2,571	2,256	1,734	1,207	1,215
Net income	$7,825	$7,051	5,710	5,133	$4,822

FINANCIAL CONDITION

Total assets	$645,915	$576,623	$518,759;	$477,096	$436,294
Total deposits	490,422	454,052	412,303	374,779	360,918
Total loans	405,111	377,961	346,483	319,910	281,647
Stockholders'equity	63,299	58,116	50,912	46,497	40,814
Average assets	600,733	543,184	502,035	459,603	423,681
Average equity	61,085	55,079	49,721	43,258	40,840

PERTINENT RATIOS

Return on average assets	1.30%	1.30%	1.14%	1.12%	1.14%
Return on average equity	12.81%	12.80%	11.48%	11.87%	11.81%
Dividends paid as a percent of net income	27.35%	25.19%	28.17%	29.23%	28.89%
Average equity as a percent of average assets	10.17%	10.14%	9.90%	9.41%	9.64%

PER SHARE DATA

Basic EPS	$1.98	$1.80	$1.47	$1.32	$1.25
Cash dividends declared	0.540	0.453	0.413	0.387	0.360
Book value	15.92	14.76	13.06	11.97	10.53

GROWTH RATES

Year end assets	12.02%	11.15%	8.73%	9.35%	7.96%
Year end deposits	8.01%	10.13%	10.01%	3.84%	5.10%
Year end loans	7.18%	9.09%	8.31%	13.59%	19.41%
Year end equity	8.92%	14.15%	9.50%	13.92%	2.00%
Average assets	10.59%	8.20%	9.23%	8.48%	11.27%
Average equity	10.90%	10.78%	14.94%	5.92%	6.01%
Net income	10.98%	23.49%	11.24%	6.45%	4.01%
Cash dividends declared	19.21%	9.69%	6.72%	7.50%	12.50%
Book value	7.84%	13.07%	9.11%	13.60%	1.69%

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

EARNINGS SUMMARY

        Net income was $7.83 million, or $1.98 per share in 2003 compared to $7.05 million, or $1.80 per share in 2002 and $5.71 million, or $1.47 per share in 2001. Return on average assets was 1.30% in 2003, 1.30% in 2002 and 1.14% in 2001. Return on average equity was 12.81% in 2003, 12.80% in 2002 and 11.48% in 2001. For the past five years return on average assets has averaged 1.20% and return on average equity has averaged 12.15%. Selected Financial Highlights summarizes the Company’s performance for the past five years.

NET INTEREST INCOME

        The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a tax equivalent basis, was $24.72 million in 2003, up $1.29 million, or 6% from $23.43 million in 2002 which was up $3.09 million, or 15% from $20.34 million in 2001. Net interest income is affected by variations in interest rates and the volume and mix of earning assets and interest-bearing liabilities. The net interest yield decreased to 4.37% in 2003 from 4.57% in 2002, which was up from 4.28% in 2001.

        Tax equivalent interest income decreased $1.02 million, or 3%, in 2003. Average earning assets grew $53.63 million, or 10%. Total average loans increased $24.91 million, or 7%, while average investment securities increased $28.94 million, or 22%. The yield on earning assets decreased in 2003 by eighty-four basis points primarily due to declining interest rates.

        Interest expense decreased $2.31 million or 19%, in 2003 while interest bearing liabilities increased 8% in 2003. The cost of funding liabilities decreased seventy-six basis points. The market experienced one rate reduction by the Federal Reserve in 2003.

PROVISION/ALLOWANCE FOR LOAN LOSSES

        Provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio. The provision decreased to $1.00 million in 2003 and was $1.70 million in 2002 and $1.20 million in 2001. The decrease was due to a decline in the net charge offs in 2003 as detailed in the next paragraph as well as a surplus being reflected in the quarterly allowance analysis.

        Loans charged off during 2003 totaled $1.20 million compared to $1.41 million in 2002 and $1.46 million in 2001. Recoveries amounted to $462 thousand in 2003, $383 thousand in 2002 and $504 thousand in 2001.

PROVISION/ALLOWANCE FOR LOAN LOSSES (cont)

        The Company’s net loans charged off to year-end loans were 0.18% in 2003, 0.27% in 2002, and 0.28% in 2001. The allowance for loan losses, as a percentage of year-end loans, was 1.19% in 2003, 1.21% in 2002, and 1.12% in 2001.

        As of December 31, 2003, nonperforming assets were $408 thousand, down from $1.14 million at year-end 2002. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 2003 total consisted of other real estate of $165 thousand and $243 thousand in nonaccrual loans. The other real estate consists of $165 thousand in commercial property originally acquired as a potential branch site and now held for sale. Nonaccrual loans consisted of $243 thousand in commercial real estate loans. Loans still accruing interest but past due 90 days or more increased to $736 thousand as of December 31, 2003 compared to $608 thousand as of December 31, 2002.

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

OTHER INCOME

        Other income increased $326 thousand, or 5% in 2003 from 2002 compared to an increase of $600 thousand, or 9% in 2002 from 2001. The growth in other income is attributed to increases in service charges on deposit accounts, merchant processing fees and Bank Owned Life Insurance (BOLI) income. Service charges on deposit accounts increased by $62 thousand in 2003. Merchant processing fees increased by $44 thousand in 2003. The Bank Owned Life Insurance (BOLI) on certain officers generated a $96 thousand increase in revenue over 2002.

OTHER EXPENSES

        Other expenses increased $1.31 million or 7% in 2003 over 2002 after increasing 9% in 2002 from 2001. Salary expense increased by $1.0 million or 9% as a result of normal yearly salary increases and the addition of new positions within the Company. The Company opened a new branch in Chesapeake in October 2003. Several new positions were added as a result of an organizational restructuring to accommodate anticipated future growth.

ASSETS

        At December 31, 2003, the Company had total assets of $645.9 million, up 12% from $576.6 million at December 31, 2002. Average assets in 2003 were $600.7 million compared to $543.2 million in 2002. The growth in assets in 2003 was due to the increase in investments, which were up 19% and loans, which were up 7% in 2003.

LOANS

        Total loans as of December 31, 2003 were $405.1 million, up 7% from $378.0 million at December 31, 2002. The Company realized significant growth in the real estate category of loans. Footnote 4 of the financial statements details the loan volume by category for the past two years.

INVESTMENT SECURITIES

        At December 31, 2003 total investment securities were $185.2 million, up 19% from $156.0 million on December 31, 2002. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

DEPOSITS

        At December 31, 2003, total deposits amounted to $490.4 million, up 8% from $454.1 million on December 31, 2002. Non-interest bearing deposits increased $23.5 million, or 26%, at year-end 2003 over 2002. Savings deposits increased $20.6 million, or 13%, in 2003 over 2002. Certificates of Deposit decreased $7.7 million or 4% in 2003 from 2002.

STOCKHOLDERS’ EQUITY

        Total stockholders’ equity as of December 31, 2003 was $63.3 million, up 9% from $58.1 million on December 31, 2002. The Company is required to maintain minimum amounts of capital under banking regulations. Under the regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios for 2003, 2002 and 2001.

	2003	2003	2002	2001
	Regulatory
	Requirements
Tier 1	4.00%	14.15%	13.91%	13.97%
Total Capital	8.00%	15.26%	15.12%	15.05%
Tier 1 Leverage	3.00%	9.81%	9.79%	9.77%

        Year-end book value was $15.92 in 2003 and $14.76 in 2002. Cash dividends were $2.1 million, or $.54 per share in 2003 and $1.8 million, or $.453 per share in 2002. The common stock of the Company has not been extensively traded. The table below shows the high and low closing prices for each quarter of 2003 and 2002. The stock is quoted on the Nasdaq Small Cap under the symbol “OPOF” and the prices below are based on trade information. There were 1342 stockholders of the Company as of December 31, 2003. This stockholder count does not include stockholders who hold their stock in a nominee registration.

STOCKHOLDERS’ EQUITY (cont)

The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 2003 and 2002.

2003	2002

Market Value	Market Value

Dividend	High	Low	Dividend	High	Low

1st Quarter	$0.12	$37.13	$25.00	$0.106	$19.88	$18.07
2nd Quarter	$0.12	$39.00	$29.00	$0.107	$22.73	$20.00
3rd Quarter	$0.15	$34.30	$27.30	$0.120	$22.87	$20.80
4th Quarter	$0.15	$34.31	$28.25	$0.120	$24.54	$21.37

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

        The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank. The Company structures its Balance Sheet such that liquid assets, such as loans are funded through customer deposits, long-term debt, other liabilities and capital.

        The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2003, the company had available $30 million in federal funds to handle any short-term borrowing needs.

EFFECTS OF INFLATION

        Management believes that the key to achieving satisfactory performance in an inflationary environment is its ability to maintain or improve its net interest margin and to generate additional fee income. The Company’s policy of investing in and funding with interest-sensitive assets and liabilities is intended to reduce the risks inherent in a volatile inflationary economy.

OFF-BALANCE SHEET LENDING RELATED COMMITMENTS

        The Company had $109.5 million in consumer and commercial commitments at December 31, 2003. The Company also had $1.6 million at December 31, 2003 in letters of credit that the Bank will fund if certain future events occur.

        Old Point has the liquidity and capital resources to handle these commitments in the normal course of business.

CONTRACTUAL OBLIGATIONS

        The following table provides the Company’s contractual obligations as of December 31, 2003:

Contractual	Total	Less than 1	1-3 years	3-5 years	More than 5
Obligation		year			years

Long-term	$50,000,000	$0	$15,000,000	$0	$35,000,000
Debt
Obligations

Operating	$1,516,759	$306,481	$509,268	$408,939	$291,071
Lease
Obligations

Long-term debt obligations are Federal Home Loan Bank advances.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

For information regarding Quantitative and Qualitative Disclosures About Market Risk, see Part I, “Business: Statistical Information – I. Distribution of Assets, Liabilities and Shareholder’s Equity; Interest Rates and Interest Differential”.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the company are presented below followed by the financial statements of the parent.

The following are the summarized financial statements of the Company.

INDEPENDENT AUDITOR’S REPORT

WITT MARES EGGLESTON SMITH, PLC

To The Board of Directors
Old Point Financial Corporation
Hampton,Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 3l, 2003, in conformity with accounting principles generally accepted in the United States of America.

February 27, 2004
Norfolk, Virginia

/s/WITT MARES EGGLESTON SMITH, PLC WITT MARES EGGLESTON SMITH, PLC

CONSOLIDATED BALANCE SHEETS

December 31,

2003	2002

(in thousands)

ASSETS
Cash and due from banks	$ 18,384	$ 14,437
Federal funds sold	14,969	8,710
Cash and cash equivalents	33,353	23,147
Securities available for sale	172,859	128,488
Securities held to maturity	12,389	27,516
Loans, net of allowance for loan losses of $4,832 and $4,565	400,279	373,396
Foreclosed assets	--	665
Premises and equipment, net	14,163	13,280
Other assets	12,872	10,131
	$645,915	$576,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing deposits	$114,101	$ 90,621
Savings deposits	179,668	159,077
Certificates of Deposit	196,653	204,354
Total deposits	490,422	454,052
Federal funds purchased and repurchase agreements	38,007	21,283
Demand notes issued to the United States Treasury	1,811	6,000
Federal Home Loan Bank advances	50,000	35,000
Accrued expenses and other liabilities	2,376	2,172
Total liabilities	582,616	518,507

Stockholder's equity:
Common stock, $5 par value, 10,000,000 shares authorized;
3,976,019 and 3,936,720 shares issued	19,880	19,684
Additional paid-in capital	12,433	11,165
Retained earnings	30,246	25,598
Accumulated other comprehensive income (loss)	740	1,669
Total stockholders' equity	63,299	58,116
	$645,915	$576,623

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

2003	2002	2001

(in thousands, except per share data)

Interest and dividend income:
Loans, including fees	$26,459	$27,247	$ 27,666
Debt securities:
Taxable	4,255	4,182	4,269
Tax-exempt	2,175	2,337	2,490
Dividends	113	96	120
Trading account securities	--	--	--
Other	165	250	563
Total interest and dividend income	33,167	34,112	35,108

Interest expense:
Savings deposits	1,057	1,590	2,783
Certificates of Deposit	6,301	8,297	10,874
Federal funds purchased and securities sold under
agreements to repurchase	224	382	887
Demand notes issued to the United States Treasury	7	31	73
Federal Home Loan Bank advances	2,054	1,656	1,539
Total interest expense	9,643	11,956	16,156
Net interest income	23,524	22,156	18,952
Provision for loan losses	1,000	1,700	1,200
Net interest income, after provision for loan losses	22,524	20,456	17,752

Noninterest income:
Fiduciary activities	2,224	2,223	2,738
Service charges on deposit accounts	2,942	2,880	2,640
Other service charges, commissions and fees	1,263	1,083	746
Net gain (loss) on available-for-sale securities	60	14	(1)
Other	979	942	419
Total noninterest income (charges)	7,468	7,142	6,542

Noninterest expense:
Salaries and employee benefits	12,109	11,077	10,115
Occupancy and equipment	2,923	2,811	2,722
Other	4,564	4,403	4,013
Total noninterest expenses	19,596	18,291	16,850
Income before income taxes	10,396	9,307	7,444
Income tax expenses	2,571	2,256	1,734
Net income	$ 7,825	$ 7,051	$ 5,710

Basic Earnings per Share
Average shares outstanding (in thousands)	3,959	3,914	3,891
Net income per share of common stock	$ 1.98	$ 1.80	$ 1.47

Diluted Earnings per Share
Average shares outstanding (in thousands)	4,073	3,994	3,918
Net income per share of common stock	$ 1.92	$ 1.77	$ 1.46

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2003	2002	2001

Dollars in Thousands

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 7,825	$ 7,051	$ 5,710
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,325	1,361	1,431
Provision for loan losses	1,000	1,700	1,200
(Gains) losses on sale of investment securities, net	(60)	(14)	1
Net amortization and accretion of securities	45	75	45
Net (increase) decrease in trading account	--	--	--
Loss on disposal of equipment	6	94	4
(Gains) loss on sale of other real estate owned	41	(0)	(17)
(Increase) decrease in other assets
(net of tax effect of FASB 115 adjustment)	(2,345)	(6,011)	42
Increase (decrease) in other liabilities	43	(48)	(193)
Net cash provided by operating activities	7,880	4,208	8,223

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities	(163,267)	(78,093)	(50,955)
Proceeds from maturities and calls of securities	132,727	59,582	32,099
Proceeds from sales of available - for - sale securities	147	1,350	6,923
Proceeds from sales of held - to - maturity securities	--	--	--
Loans made to customers	(176,139)	(159,417)	(124,190)
Principal payments received on loans	148,257	126,910	96,661
Purchases of premises and equipment	(2,215)	(833)	(795)
Proceeds from sales of premises and equipment	1	517	--
Additions to other real estate owned	(605)	(1,661)	(713)
Proceeds from sales of other real estate owned	1,229	1,835	477
Net cash provided by (used in) investing activities	(59,865)	(49,810)	(40,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits	23,480	10,643	14,922
Increase (decrease) in savings deposits	20,591	18,229	13,188
Proceeds from the sale of Certificates of Deposit	77,434	116,702	67,117
Payments for maturing Certificates of Deposit	(85,135)	(103,825)	(57,703)
Increase (decrease) in federal funds purchased and
repurchase agreements	16,723	(7,038)	1,283
Increase (decrease) in Federal Home Loan Bank advances	15,000	10,000	--
Increase (decrease) in interest bearing
demand notes and other borrowed money	(4,189)	5,631	(1,720)
Proceeds from issuance of common stock	427	378	154
Dividends paid	(2,140)	(1,776)	(1,608)
Net cash provided by financing activities	62,191	48,944	35,633

Net increase (decrease) in cash and cash equivalents	10,206	3,342	3,363
Cash and cash equivalents at beginning of period	23,147	19,805	16,442
Cash and cash equivalents at end of period	$ 33,353	$ 23,147	$ 19,805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 9,819	$ 12,251	$ 16,406
Income taxes	$ 2,571	$ 2,256	$ 1,775

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment
securities, net of tax	$ (767)	$ 1,917	$ 513

Additional minimum liability related to pension	$ (162)	$ (366)	$ (354)

Transfer of property from Premises and Equipment to Other
Real Estate Owned	$	$ 515	$ --

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 AND 2001

Accumulated
Shares of	Common	Additional		Other
Common	Stock	Paid-in	Retained	Comprehensive
Stock	(Par Value)	Capital	Earnings	Income (Loss)	Total

(in thousands, except share data)

Balance at December 31, 2000	2,590,540	$ 12,953	$ 10,288	$ 23,297	$ (41)	$ 46,497
Comprehensive income:
Net income		--	--	5,710	--	5,710
Change in net unrealized gain (loss) on
securities available for sale	--	--	--	--	513	513
Minimum pension liability adjustment		--	--	--	(354)	(354)
Total comprehensive income		--	--	5,710	159	5,869
Sale of stock	9,037	45	167	(58)	--	154
Cash dividends declared ($.413 per share)		--	--	(1,608)	--	(1,608)
Balance at December 31, 2001	2,599,577	$ 12,998	$ 10,455	$ 27,341	$ 118	$ 50,912

Comprehensive income:
Net income		--	--	7,051	--	7,051
Change in net unrealized gain (loss) on
securities available for sale		--	--	--	1,917	1,917
Minimum pension liability adjustment		--	--	--	(366)	(366)
Total comprehensive income		--	--	7,051	1,551	8,602
Sale of stock	37,400	140	710	(472)	--	378
Stock dividend declared	1,299,743	6,546		(6,546)		--
Cash dividends declared ($.453 per share)		--	--	(1,776)	--	(1,776)
Balance at December 31, 2002	3,936,720	$ 19,684	$ 11,165	$ 25,598	$ 1,669	$ 58,116

Comprehensive income:
Net income		--	--	7,825	--	7,825
Change in net unrealized gain (loss) on
securities available for sale		--	--	--	(767)	(767)
Minimum pension liability adjustment		--	--	--	(162)	(162)
Total comprehensive income		--	--	7,825	(929)	6,896
Sale of stock	39,299	196	1,268	(1,037)	--	427
Cash dividends declared ($.54 per share)		--	--	(2,140)	--	(2,140)
Balance at December 31, 2003	3,976,019	$ 19,880	$ 12,433	$ 30,246	$ 740	$ 63,299

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1, Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Old Point Financial Corporation (“the Company”) and its wholly-owned subsidiaries The Old Point National Bank of Phoebus (“the Bank”) and Old Point Trust & Financial Services N.A. (“Trust”). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS:

Old Point Financial Corporation is a two-bank holding company that conducts substantially all of its operations through its subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust and Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads. The Bank has sixteen branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Substantially all of the Bank’s deposits are interest bearing. The majority of the Bank’s loan portfolio is secured by real estate. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, trust accounts, tax services, and investment management services.

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

CASH AND CASH EQUIVALENTS:

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all which mature within ninety days.

INVESTMENT SECURITIES:

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

o	Held-to-maturity — Debt securities for which the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.
o	Trading — Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included immediately in income.
o	Available-for-sale — Debt and equity securities not classified as either held-to-maturity securities or trading account securities are classified as available-for-sale securities and recorded at fair value, with unrealized gains and losses reported as a component of comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

LOANS:

The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Hampton Roads. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors that the borrower’s financial condition is such that collection of interest is doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

LOANS HELD FOR SALE:

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

OFF-BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS:

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial letters of credit, and lines of credit. Such financial instruments are recorded when they are funded.

OTHER REAL ESTATE OWNED:

Other real estate owned is carried at the lower of cost or estimated fair value and consists of foreclosed real property and other property held for sale. The estimated fair value is reviewed periodically by management and any write-downs are charged against current earnings.

PREMISES AND EQUIPMENT:

Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on both straight-line and accelerated methods and are charged to expense over the estimated useful lives of the related assets. Costs of maintenance and repairs are charged to expense as incurred.

INCOME TAXES:

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the new deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

PENSION PLAN:

The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and average earnings during the highest average sixty-month period during the final one hundred and twenty months of employment.

The Company’s policy is to fund the maximum amount of contributions allowed for tax purposes. The Bank accrues an amount equal to its actuarially computed obligation under the plan.

The actuarial valuation was performed using the frozen initial liability cost method. Under this method, the Bank’s contribution equals the sum of the amount necessary to amortize the frozen initial liability (past service base) over a period of years and the normal cost of the plan.

STOCK COMPENSATION PLANS:

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all unexpired awards. (See Note 10.)

EARNINGS PER COMMON SHARE:

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

OTHER COMPREHENSIVE INCOME:

The accumulated other comprehensive income at December 31 2003 is comprised of unrealized security gains (loss) of $1.6 million net of taxes of $836 thousand and the minimum pension liability adjustment of $882 thousand net of a tax benefit of $459 thousand.

TRUST ASSETS AND INCOME:

Assets held by Trust are not included in the financial statements, because such items are not assets of the Company. In accordance with industry practice, trust service income is recognized primarily on the cash basis. Reporting such income on the accrual basis would not materially affect net income.

ADVERTISING EXPENSE:

Advertising expenses are expensed as incurred.

RECLASSIFICATIONS:

Certain amounts in the financial statements have been reclassified to conform with classifications adopted in the current year.

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. The Interpretation had no effect on the Corporation’s consolidated financial statements.

In April 2003, the FASB issued SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement had no effect on the Corporation’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Corporation’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employer’s Disclosures about Pensions and Postretirement Benefits. This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Corporation has disclosed the required elements related to its defined benefit pension plan in Note 13 to these consolidated financial statements.

NOTE 2, Restrictions on Cash and Amounts due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2003 and 2002, these reserve balances amounted to $5,293,004 and $2,210,582, respectively.

NOTE 3, Investment Securities

At December 31, 2003, the investment securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, and investment securities available-for-sale are carried at market value.

The amortized cost and fair value of investment securities held-to-maturity at December 31, 2003 and 2002, were:

Amortized	Unrealized	Unrealized	Market
Cost	Gains	Losses	Value

(Dollars in Thousands)

December 31, 2003
United States Treasury securities	$ 176	$ 2	$ --	$ 178
Obligations of other United
States Government Agencies	11,198	420	(6)	11,612
Obligations of state and political
subdivisions	1,015	117	--	1,132
	$12,389	$ 539	$ (6)	$12,922
December 31, 2002
United States Treasury securities	$ 354	$ 8	$ --	$ 362
Obligations of other United
States Government Agencies	26,047	1,085	--	27,132
Obligations of state and political
subdivisions	1,115	122	--	1,237
	$27,516	$1,215	$ --	$28,731

The amortized cost and fair values of investment securities available-for-sale at December 31, 2003 were:

Amortized	Unrealized	Unrealized	Market
Cost	Gains	Losses	Value

(Dollars in Thousands)

United States Treasury securities	$ 1,007	$ 31	$ --	$ 1,038
Obligations of other United States
Government agencies	122,243	606	(907)	121,942
Obligations of state and political
subdivisions	43,293	2,673	(25)	45,941
Money market investment	896		--	896
Federal Home Loan Bank Stock	2,500	--	--	2,500
Federal Reserve Bank stock	169	--	--	169
Other marketable equity securities	293	107	(27)	373
Total	$170,401	$3,417	$(959)	$172,859

The amortized cost and fair values of investment securities available-for-sale at December 31, 2002 were:

Amortized	Unrealized	Unrealized	Market
Cost	Gains	Losses	Value

(Dollars in Thousands)

United States Treasury securities	$ 6,015	$ 77	$ (3)	$ 6,089
Obligations of other United States
Government agencies	67,571	780	--	68,351
Obligations of state and political
subdivisions	48,170	2,808	(8)	50,970
Money market investment	1,044		--	1,044
Federal Home Loan Bank Stock	1,750	--	--	1,750
Federal Reserve Bank stock	169	--	--	169
Other marketable equity securities	150	--	(35)	115
Total	$124,869	$3,665	$(46)	$128,488

NOTE 3, Investment Securities (Continued)

Investment securities carried at $93.5 million and $55.8 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase, Federal Home Loan Bank advances and for other purposes required or permitted by law. The Federal Home Loan Bank (FHLB) stock and the Federal Reserve Bank (FRB) stock are stated at cost as these are restricted securities without readily determinable fair values.

The amortized cost and approximate market values of investment securities at December 31, 2003 by contractual maturity are shown below.

December 31, 2003

Available-For-Sale	Held-To-Maturity

Amortized	Market	Amortized	Market
Cost	Value	Cost	Value

(Dollars in Thousands)

Due in one year or less	$ 4,791	$ 4,809	$ 4,016	$ 4,079
Due after one year through five years	113,387	114,846	7,358	7,711
Due after five years through ten years	41,130	41,633	1,015	1,132
Due after ten years	7,285	7,722	--	--
Total debt securities	166,593	169,010	12,389	12,922
Other securities without stated maturities	3,808	3,849	--	--
Total investment securities	$170,401	$172,859	$12,389	$12,922

The proceeds from the sale of available-for-sale (AFS) investment securities, and the related realized gains and losses are shown below:

2003	2002	2001

(Dollars in Thousands)

Proceeds from sales of AFS investments	$ 147	$ 1,350	$ 6,923

Net gains (losses)	----	----	----

NOTE 4, Loans

Loans at December 31, were reduced by deferred loan fees in excess of deferred loan cost of $60 thousand in 2003 and $19 thousand in 2002. At December 31, loans before allowance for loan losses consisted of:

2003	2002

(Dollars in Thousands)

Commercial and other	$ 53,711	$ 52,183
Real estate - construction	32,844	29,822
Real estate - mortgage	241,868	204,946
Installment loans to individuals	73,844	88,044
Tax exempt loans	2,844	2,966
Total	$405,111	$377,961

Information concerning loans which are contractually past due or in non-accrual status is as follows:

2003	2002

(Dollars in Thousands)

Contractually past due loans -
past due 90 days or more and
still accruing interest	$736	$608

Loans which are in
non-accrual status	$243	$314

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $6.9 million and $2.3 million at December 31, 2003 and 2002, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders’ equity at December 31, 2003. Changes to the outstanding loan balances are as follows:

2003	2002

(Dollars in Thousands)

Balance, beginning of year	$ 2,302	$ 1,803
Additions	5,705	1,057
Reductions	(1,092)	(558)
Balance, end of year	$6,915	$2,302

At December 31, 2003 and 2002, impaired loans amounted to $2.9 million and $2.0 million, respectively. Included in the allowance for loan losses was $1.3 million related to $2.9 million of impaired loans at December 31, 2003 and $783 thousand related to $2.0 million of impaired loans at December 31, 2002. For the years ended December 31, 2003 and 2002, the average recorded investment in impaired loans was $2.1 million and $1.8 million, respectively; and $174 thousand and $137 thousand, respectively, of interest income was recognized on loans while they were impaired.

NOTE 5, Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

2003	2002	2001

(Dollars in Thousands)

Balance, beginning of year	$ 4,565	$ 3,894	$ 3,649
Recoveries	462	383	504
Provision for loan losses	1,000	1,700	1,200
Loans charged off	(1,195)	(1,412)	(1,459)
Balance, end of year	$ 4,832	$ 4,565	$ 3,894

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

2003	2002

(Dollars in Thousands)

Land	$ 3,432	$ 3,432
Buildings	12,348	10,992
Leasehold improvements	951	951
Furniture, fixtures and equipment	10,372	9,781
Total cost	27,103	25,156
Less accumulated
depreciation and amortization	12,940	11,876
Net book value	$14,163	$13,280

NOTE 7, Other Real Estate Owned

Other real estate consisted of the following at December 31:

2003	2002

(Dollars in Thousands)

Foreclosed real estate	$ --	$ 665
Property held for sale	165	165
Total	165	165

NOTE 8, Certificates of Deposit

The aggregate amount of certificates of deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $54,139,000 and $53,445,000 respectively.

At December 31, 2003, the scheduled maturities of certificates of deposits are as follows:

Year	(Dollars in Thousands)

2004	$118,113
2005	40,941
2006	9,484
2007	11,562
Thereafter	16,553
$196,653

NOTE 9, Indebtedness

The Bank’s short-term borrowings include federal funds purchased, securities sold under repurchase agreements (including $1.4 million and $1.1 million to directors in 2003 and 2002, respectively) and United States Treasury Demand Notes. The federal funds purchased and securities sold under repurchase agreements are held under various maturities and interest rates. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.

The Bank’s fixed-rate, long-term debt of $50 million at December 31, 2003 matures through 2013. At December 31, 2003 and 2002 the interest rates ranged from 1.33 percent to 6.60 percent and from 3.33 percent to 6.60 percent respectively. At December 31, 2003 and 2002 the weighted average interest rate was 4.27 percent and 5.39 percent respectively.

NOTE 10, Stock Option Plan

The Company has stock option plans which reserve 262,992 shares of common stock for grants to key employees. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and an option’s maximum term is ten years. A summary of the exercisable stock options is presented below:

Outstanding	Granted	Exercised	Expired	Outstanding
Beginning	During	During	During	At End
of Year	the Year	the Year	the Year	of Year

2001
Shares	272,826	102,366	(7,920)	(3,750)	363,522
Weighted average exercisable price	$17.21	$16.13	$12.34	$16.13	$17.03

2002
Shares	363,522	--	(47,782)	(3,000)	312,740
Weighted average exercisable price	$17.03	$ --	$12.96	$14.20	$17.68

2003
Shares	312,740	--	(45,248)	(4,500)	262,992
Weighted average exercisable price	$17.68	$ --	$14.03	$27.91	$18.13

At December 31, 2003, exercise prices on outstanding options ranged from $12.08 to $27.91 per share and the weighted average remaining contractual life was 5.38 years.

NOTE 10, Stock Option Plan (Continued)

The Company accounts for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not allocate costs to stock options granted at current market values. The Company could, as an alternative, allocate costs to stock options using option pricing models, as provided in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Because of the limited number of options granted and the limited amount of trading activity in the Company’s stock, management believes that stock options are best accounted for in accordance with APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Year Ended December 31

2003	2002	2001

(Dollars in Thousands except per share data)

Net income, as reported	$ 7,825	$ 7,051	$ 5,710
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	--	(272)	(200)
Pro forma net income	$ 7,825	$ 6,779	$ 5,510

Earnings per share:
Basic - as reported	$1.98	$1.80	$1.47
Basic - pro forma	N/A	$1.73	$1.41
Diluted - as reported	$1.92	1.77	$1.46
Diluted - pro forma	N/A	$1.70	$1.41

Pro-forma amounts in 2002 and 2001 were computed using a 6% risk free interest rate over a 10 year term using an annual dividend rate of between 2.26% and 3.15 % and a .01% volatility rate. The pro-forma amount was not computed in 2003 because no options were issued.

The pro-forma effect of the potential exercise of stock options on basic earnings per share would be to increase the number of weighted average number of outstanding shares by approximately 79,000 in 2002 and 18,000 in 2001 .

In 2001, the Company had an Employee Stock Purchase Plan which reserved 44,970 shares of common stock for eligible employees. The purchase price was 95% of the lesser of (1) the common stock’s fair market value at July 1 or (2) the common stock’s fair market value at the following June 30. During 2001, 9,037 shares of common stock were purchased by employees.

NOTE 11, Income Taxes

The components of income tax expense are as follows:

2003	2002	2001

(Dollars in Thousands)

Currently payable	$2,534	$2,515	$1,776
Deferred	37	(259)	(42)
Reported tax expense	$2,571	$2,256	$1,734

The items that caused timing differences affecting deferred income taxes are as follows:

2003	2002	2001

(Dollars in Thousands)

Provision for loan losses	$(165)	$(278)	$(108)
Pension plan expenses	166	(21)	(5)
Deferred loan fees, net	(1)	12	10
Security gains and losses	(19)	5	(32)
Interest on certain non-accrual loans	7	3	57
Depreciation	52	23	36
Foreclosed assets	(2)	(3)	--
Other	(1)	--	--
Total	$ 37	$(259)	$ (42)

A reconciliation of the “expected” Federal income tax expense on income before income taxes with the reported income tax expense follows:

2003	2002	2001

(Dollars in Thousands)

Expected tax expense (34%)	$ 3,530	$ 3,165	$ 2,531
Interest expense on tax exempt assets	52	76	118
Tax exempt interest	(785)	(840)	(912)
Disqualified incentive stock options	(85)	(40)	--
Officer life	(146)	(114)	(7)
Other, net	5	9	4
Reported tax expense	$ 2,571	$ 2,256	$ 1,734

NOTE 11, Income Taxes (Continued)

The components of the net deferred tax asset included in other assets are as follows at December 31:

2003	2002

(Dollars in Thousands)

Components of Deferred Tax Liability:
Depreciation	$ (382)	$ (331)
Accretion of discounts on securities
	(6)	(24)
Net unrealized (gain) on
available-for-sale securities	(835)	(1,231)
Deferred loan fees and costs	(152)	(153)
Pension	(251)	(85)
Deferred tax liability	(1,626)	(1,824)

Components of Deferred Tax Asset:
Allowance for loan losses	1,544	1,379
Net unrealized loss on
available-for-sale securities	--	--
Net unrealized loss on
pension liability	459	--
Interest on non-accrual loans	43	50
Foreclosed assets	69	67
Capital loss carry forward	42	42
Trust organizational cost	13	13
Deferred tax asset (liability), net	$ 544	$ (273)

NOTE 12, Lease Commitments

The Bank has noncancellable leases on premises and equipment expiring at various dates, including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2003, under noncancellable leases is $1.5 million which is due as follows:

Year	(Dollars in Thousands)
2004	$307
2005	254
2006	255
2007	256
2008	153
Remaining term of leases	291
Total	$1,516

The aggregate rental expense of premises and equipment was $317 thousand, $296 thousand and $287 thousand for 2003, 2002 and 2001 respectively.

NOTE 13, Pension Plan

The Corporation provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after 25 years of service. Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

Years ended December 31

2003	2002

(Dollars in Thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$ 4,562	$ 3,737
Service cost	322	257
Interest cost	282	260
Benefits paid	(259)	(309)
Actuarial change	(20)	617
Benefit obligation at end of year	$ 4,887	$ 4,562

Change in plan assets
Fair value of plan assets at beginning of year	$ 2,462	$ 2,542
Actual return on plan assets	311	(126)
Employer contribution	1,073	355
Benefits paid	(259)	(309)
Fair value of plan assets at end of year	$ 3,587	$ 2,462

Funded Status	$(1,300)	$(2,100)
Unrecognized prior service cost	6	9
Unrecognized actuarial gain (loss)	2,032	2,340
Prepaid pension cost recognized	$ 738	$ 249

Accumulated benefit obligation	$ 3,813	$ 3,563

Assumptions used to determine the benefit
obligations at December 31	2003	2002

Discount rate	6.50%	6.50%
Rate of compensation increase	4.50%	4.50%

Amounts recognized in the statement of
financial position at December 31
Prepaid benefit cost	$ 738	$ 249
Accrued benefit liability	(1,349)	(736)
Intangible asset	9	16
Accumulated other comprehensive income	1,340	720
	$ 738	$ 249

Components of net periodic pension cost	Years ended December 31

2003	2002	2001

(Dollars in Thousands)

Service Cost	$ 322	$ 257	$ 214
Interest cost	282	260	240
Expected return on plan assets	(179)	(201)	(203)
Amortization of prior service cost	2	7	7
Amortization of transition obligation	--	--	(12)
Amortization of unrecognized loss	157	93	55
Net periodic benefit cost	$ 584	$ 416	$ 301

NOTE 13, Pension Plan (continued)

Assumptions used to determine net periodic	Years ended December 31

pension cost	2003	2002

Discount rate	6.50%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%
Annual salary increase	4.50%	4.50%

The overall expected long-term rate of return on plan assets was determined based on the current asset allocation and the related volatility of those investments.

Weighted average asset allocations at	Percentage
December 31	of Plan Assets

2003	2002

Cash and cash equivalents	7.00%	10.00%
Government agencies	14.00%	4.00%
Corporate debt and equity	78.00%	85.00%
Accrued income	1.00%	1.00%
	100.00%	100.00%

The pension invests in large and mid-cap equities and government and corporate bonds, with the following target allocations: equities 55%, fixed income 40% and cash 5%. The pension does not invest in options or derivatives.

The Company expects to contribute $999 thousand to its pension plan in 2004.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(Dollars in Thousands)

2004	$ 138
2005	$ 127
2006	$ 195
2007	$ 239
2008	$ 114
Years 2009 - 2013	$1,932

NOTE 14, 401(k) Plan

The Bank has a defined contribution profit sharing and thrift plan covering substantially all of its employees. The Bank may make profit sharing contributions to the plan as determined by the Board of Directors. In addition, the Bank matches thrift contributions by employees fifty cents for each dollar contributed up to 3%. Expenses related to the plan totaled $382 thousand, $392 thousand and $350 thousand in 2003, 2002 and 2001, respectively.

NOTE 15, Commitments and Contingencies

In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities. These commitments and contingencies represent off-balance sheet risk for the Bank. To meet the financing needs of its customers, the Bank makes lending commitments under commercial lines of credit, home equity lines and construction and development loans. The Bank also incurs contingent liabilities related to irrevocable letters of credit.

Off- balance sheet items at December 31 are as follows:

2003	2002

(Dollars in Thousands)

Commitments to extend credit:
Home equity lines of credit	$16,340	$14,321
Construction and development
loans committed but not funded	57,027	25,894
Other lines of credit
(principally commercial)	36,178	27,987
Total	$109,545	$68,202

Irrevocable letters of credit	$ 1,625	$ 1,031

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extensions of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. Most guarantees extend for less than two years and expire in decreasing amounts through 2005. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

NOTE 16, Fair Value of Financial Instruments

The estimated fair value of the Bank’s financial instruments at December 31 are as follows:

2003	2002

Carrying	Fair	Carrying	Fair
Amount	Value	Amount	Value

(Dollars in Thousands)	(Dollars in Thousands)

Cash and due from banks	$ 18,384	$ 18,384	$ 14,437	$ 14,437
Investment securities, held-to-maturity	12,389	12,922	27,516	28,730
Investment securities, available-for-sale	172,859	172,859	128,488	128,488
Federal funds sold	14,969	14,969	8,710	8,710
Loans, net of allowances for loan losses	400,279	401,546	373,396	375,813

Deposits:
Non-interest bearing deposits	114,101	114,101	90,621	90,621
Savings deposits	179,668	179,668	159,077	159,077
Certificates of Deposit	196,654	198,520	204,354	207,015

Securities sold under repurchase
agreement and federal funds purchased	38,007	38,007	21,283	21,283

Federal Home Loan Bank advances	50,000	53,705	35,000	39,193

Interest bearing U.S. Treasury demand
notes and other liabilities
for borrowed money	1,811	1,811	6,000	6,000

Commitments to extend credit	109,545	109,545	68,202	68,202

Irrevocable letters of credit	1,625	1,625	1,031	1,031

The above presentation of fair values is required by the Statement of Financial Accounting Standards No. 107 “Disclosures about Market Values of Financial Instruments”. The fair values shown do not necessarily represent the amounts which would be received on sale or other disposition of the instrument.

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

NOTE 17, Regulatory Matters

The Company is required to maintain minimum amounts of capital to “risk weighted” assets, as defined by the banking regulators. At December 31, 2003, the Company is required to have minimum Tier 1 and Total capital ratios of 4.00% and 8.00% respectively. The Company’s actual ratios at that date were 14.15% and 15.26%. The Company’s leverage ratio at December 31, 2003 was 9.81%.

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the banking subsidiary can distribute as dividends to the Company in 2004, without approval of the Comptroller of the Currency, $10.6 million plus an additional amount equal to the Bank’s retained net profits for 2004 up to the date of any dividend declaration.

OLD POINT FINANCIAL CORPORATION
PARENT ONLY BALANCE SHEETS

As of December 31,	2003	2002

(Dollars in thousands)

ASSETS
Cash in bank	$ 635	$ 248
Investment securities	2,284	2,215
Total Loans	-	-
Investment in subsidiary	60,390	55,637
Other real estate owned	-	-
Other assets	(10)	16
	$ 63,299	$ 58,116
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - bank	$ --	$ --
Other liabilities	-	-
Total liabilities	-	-

Stockholders' equity	63,299	58,116
	$ 63,299	$ 58,116

OLD POINT FINANCIAL CORPORATION
PARENT ONLY

INCOME STATEMENTS

For the year ended December 31,	2003	2002	2001

(Dollars in thousands)

INCOME
Cash dividends from subsidiary	$ 2,200	$ 1,850	$ 1,700
Interest and Fees on Loans	--	--	--
Interest income from
investment securities	104	98	113
Securities gains (losses)	--	--	--
Other income	144	144	144
Total income	2,448	2,092	1,957

EXPENSES
Interest on borrowed money	--	--	--
Other expenses	437	397	373
Total expenses	437	397	373

Income before taxes and undistributed
net income of subsidiary	2,011	1,695	1,584
Income tax	(87)	(77)	(66)
Net income before undistributed
net income of subsidiary	2,098	1,772	1,650
Undistributed net income of subsidiary	5,727	5,279	4,060
Net income	$ 7,825	>$ 7,051	$ 5,710

OLD POINT FINANCIAL CORPORATION
PARENT ONLY

STATEMENT OF CASH FLOWS

For the year ending December 31,	2003	2002	2001

(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$ 7,825	$ 7,051	$ 5,710
Adjustments to Reconcile Net Income to Net Cash Provided by
operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(5,727)	(5,279)	(4,060)
(Gain) or Loss on sales of assets	--	--	--
Increase (decrease) in other assets	2	(2)	--
Increase (decrease) in other liabilities	(162)	--	--
Net cash provided (used) by operating activities	1,938	1,770	1,650

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity/call of investment securities	100	1,100	90
Purchases of investment securities	(100)	(2,100)	--
Payments for investments in and advances to subsidiaries	162	600	(235)
Sale or repayment of investments in and advances to subsidiaries	--	--	--
(Purchase)/Sale of Premises and Equipment	--	--	--
Loans to customers	--	--	--
Net cash provided (used) by investing activities	162	(400)	(145)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowed money	--	--	--
Proceeds from issuance of common stock	427	378	154
Dividends paid	(2,140)	(1,776)	(1,608)
Other, net	--	--	--
Net cash provided (used) by financing activities	(1,713)	(1,398)	(1,454)

Net increase in cash and due from banks	387	(28)	51
Cash and due from banks at beginning of period	248	276	225
Cash and due from banks at end of period	$ 635	$ 248	$ 276

Accounting Rule Changes

None.

Regulatory Requirements and Restrictions

For the reserve maintenance period in effect at December 31, 2002, 2001 and 2000 the bank was required to maintain with the Federal Reserve Bank of Richmond an average daily balance totaling approximately $ 5.2 million, $2.3 million and $581 thousand respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Company’s internal controls or factors that could significantly affect internal controls subsequent to the date of the evaluation.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgements in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement is incorporated herein by reference.

The Board of Directors of the Company has determined that Mr. Russell Smith Evans, Jr., a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Security and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

The Board of Directors of the Company has adopted an Insider Policy: Conflict of Interest/Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal shareholders. The Insider Policy: Conflict of Interest/Cod eof Ethics is filed as an Exhibit to this Report on Form 10-K.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and RelatedShareholder
Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2004 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Principal Accounting Fees” in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)     Financial Statements:

The following audited financial statements are included in Part II, Item 8, of this Annual Report on Form 10K.

Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Income
Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
Notes to Financial Statements
Auditor's Report

(a)(2)    Financial Statement Schedules:

Schedule	Location

Average Balance Sheets, Net Interest Income and Rates	Part I, Item 1
Analysis of Change in Net Interest Income	Part I, Item 1
Interest Sensitivity Analysis	Part I, Item 1
Investment Security Maturities and Yields	Part I, Item 1
Loans	Part I, Item 1
Maturity Schedule of Selected Loans	Part I, Item 1
Nonaccrual, Past Due and Restructured Loans	Part I, Item 1
Analysis of the Allowance for Loan Losses	Part I, Item 1
Allocation of the Allowance for Loan Losses	Part I, Item 1
Deposits	Part I, Item 1
Certificates of Deposit $100,000 and more	Part I, Item 1
Return on Average Equity	Part I, Item 1
Short Term Borrowings	Part I, Item 1
Selected Financial Data	Part II, Item 6
Capital Ratios	Part II, Item 7
Dividends Paid and Market Price of Common Stock	Part II, Item 7
Contractual Obligations	Part ii, Item 7
Investment Securities	Part II, Item 8
Proceeds from sales and maturities of securities	Part II, Item 8
Premises and Equipment	Part II, Item 8
Other Real Estate Owned	Part II, Item 8
Stock Option Plan	Part II, Item 8
Components of Income Tax Expense	Part II, Item 8
Reconciliation of Expected and
Reported Income Tax Expense	Part II, Item 8
Lease Commitments	Part II, Item 8
Pension Plan	Part II, Item 8
Commitments and Contingencies	Part II, Item 8
Fair Value of Financial Instruments	Part II, Item 8

(a)(3)    Exhibits:

2	Not Applicable
3	Articles of Incorporation and Bylaws
4	Not Applicable
9	Not Applicable
10	Not Applicable
11	Not Applicable
12	Not Applicable
13	Not Applicable
14	Code of Ethics
16	Not Applicable
18	Not Applicable
21	Subsidiaries of the Registrant
22	Not Applicable
23	Consent of Independent Certified Public Accountants
24	Powers of Attorney
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(b) Reports on Form 8-K:

A Current Report, Form 8-K was filed on October 16, 2003 to furnish under Item 12, the Company’s third quarter earnings.

INDEX OF EXHIBITS

      Exhibit No.

2	Not Applicable
3	Articles of Incorporation and Bylaws
(incorporated by reference from our Annual Report on Form 10-K for the year ended 1998 (File No.000-12896))
4	Not Applicable
9	Not Applicable
10	Not Applicable
11	Not Applicable
12	Not Applicable
13	Not Applicable
14	Code of Ethics
16	Not Applicable
18	Not Applicable
21	Subsidiaries of the Registrant
22	Not Applicable
23	Consent of Independent Certified
Public Accountants
24	Powers of Attorney
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Certification of Chief Financial Officer

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2004.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford Robert F. Shuford, President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 29th day of March, 2004.

/s/Robert F. Shuford	President and Director
Robert F. Shuford	Principal Executive Officer

/s/Laurie D. Grabow	Executive Vice President
Laurie D. Grabow	Principal Financial and Accounting Officer

/s/James Reade Chisman	Director
James Reade Chisman

/s/Richard F. Clark	Director
Richard F. Clark

/s/Russell S. Evans, Jr.	Director
Russell S. Evans, Jr.

/s/G. Royden Goodson, III	Director
G. Royden Goodson, III

/s/Dr. Arthur D. Greene	Director
Dr. Arthur D. Greene

/s/Gerald E. Hansen	Director
Gerald E. Hansen

/s/Stephen D. Harris	Director
Stephen D. Harris

/s/John Cabot Ishon	Director
John Cabot Ishon

/s/Eugene M. Jordan	Director
Eugene M. Jordan

/s/Louis G. Morris	Director
Louis G. Morris

/s/John B. MorganII	Director
John B. Morgan II

/s/Dr. H. Robert Schappert	Director
Dr. H. Robert Schappert

/s/Melvin R. Zimm	Director
Melvin R. Zimm