Form 10-Q
period 2004-03-31
OLD POINT FINANCIAL CORP
filed 2004-05-13
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period Ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File No. 0-12896 (1934 Act)

OLD POINT FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1265373
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 West Mellen Street, Hampton, VA	23663
(Address of principal executive offices)	(Zip Code)

(757)722-7451
(Registrant's telephone number,
including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes ___ No X

State the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2004.

Class	Outstanding at March 31, 2004
Common Stock, $5.00 par value	3,990,151 shares

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	1

	Consolidated Balance Sheets
	March 31, 2004 and December 31, 2003	1

	Consolidated Statement of Earnings
	Three months ended March 31, 2004 and 2003	2

	Consolidated Statement of Cash Flows
	Three months ended March 31, 2004 and 2003	3

	Consolidated Statements of Changes in Stockholders' Equity
	Three months ended March 31, 2004 and 2003	4

	Notes to Consolidated Financial Statements	5

	Parent Only Balance Sheets
	March 31, 2004 and December 31, 2003	7

	Parent Only Statement of Earnings
	Three months ended March 31, 2004 and 2003	7

	Parent Only Statement of Cash Flows
	Three months ended March 31, 2004 and 2003	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9

	Analysis of Changes in Net Interest Income	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

 (i)

Unaudited	March 31,	December 31,
Consolidated Balance Sheets	2004	2003

ASSETS

Cash and due from banks	$ 17,201,150	$ 18,383,840
Federal funds sold	22,060,458	14,969,009
Cash and cash equivalents	39,261,608	33,352,849
Securities available for sale	181,261,180	172,859,448
Securities held to maturity	11,588,922	12,389,178
Loans, net of allowance for loan losses of
$4,830,382 and $4,832,658	401,827,938	400,278,561
Foreclosed assets	47,654	--
Premises and equipment, net	14,260,365	14,163,103
Other assets	12,538,820	12,871,506
	$660,786,487	$645,914,645

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non interest-bearing deposits	$121,775,232	$114,100,535
Savings deposits	182,107,287	179,668,299
Time deposits	205,251,116	196,653,326
Total deposits	509,133,635	490,422,160
Federal funds purchased and repurchase agreements	31,131,901	38,006,842
Demand notes issued to the United States Treasury	995,106	1,810,659
Federal Home Loan Bank advances	50,000,000	50,000,000
Accrued expenses and other liabilities	3,506,629	2,376,348
Total liabilities	594,767,271	582,616,009

Stockholder's Equity:
Common stock, $5 par value, 10,000,000 shares authorized;
3,990,151 and 3,976,019 shares issued	19,950,755	19,880,095
Additional paid-in capital	12,871,588	12,433,007
Retained earnings	31,410,437	30,245,571
Accumulated other comprehensive income (loss)	1,786,436	739,963
Total stockholders' equity	66,019,216	63,298,636
	$660,786,487	$645,914,645

Three Months Ended
Consolidated Statements of Earnings	March 31

2004	2003

Interest Income

Interest and fees on loans	$6,438,890	$6,686,479
Interest on federal funds sold	42,604	60,718
Interest on securities:
Interest on United States Treasury securities (taxable)	16,781	23,898
Interest on obligations of other
United States Government agencies (taxable)	1,134,946	1,009,867
Interest on obligations of states and
political subdivisions (tax exempt)	494,901	567,331
Interest on obligations of states and
political subdivisions (taxable)	21,933	18,791
Interest on trading account securities	0	0
Dividends and interest on all other securities	31,073	27,402
Total interest and dividend income	8,181,128	8,394,486

Interest Expense

Interest on savings deposits	235,466	307,703
Interest on time deposits	1,352,561	1,750,924
Interest on federal funds purchased and securities
sold under agreement to repurchase	62,454	63,157
Interest on Federal Home Loan Bank advances	539,807	493,118
Interest on demand notes (note balances) issued to the
United States Treasury and on other borrowed money	3,267	5,438
Total interest expense	2,193,555	2,620,340

Net interest income	5,987,573	5,774,146
Provision for loan losses	150,000	300,000

Net interest income after provision for loan losses	5,837,573	5,474,146

Other Income
Income from fiduciary activities	671,109	551,536
Service charges on deposit accounts	748,367	713,915
Other service charges, commissions and fees	406,706	310,442
Other operating income	170,209	219,968
Security gains (losses)	151,553	5,581
Trading account income	0	0
Total other income	2,147,944	1,801,442

Other Expenses

Salaries and employee benefits	3,208,654	2,921,688
Occupancy expense of Bank premises	342,246	305,602
Furniture and equipment expense	401,218	408,880
Other operating expenses	1,176,598	1,030,390
Total other expenses	5,128,716	4,666,560

Income before income taxes	2,856,801	2,609,028
Income tax expenses	764,322	656,033

Net income	$2,092,479	$1,952,995

Earnings per share:
Based on weighted average number of common shares
outstanding	3,983,561	3,941,222
Basic earnings per share	$ 0.53	$ 0.50
Diluted earnings per share	$ 0.51	$ 0.48

OLD POINT FINANCIAL CORPORATION	Three Months Ended
Consolidated Statements of Cash Flows	March 31,

(Unaudited)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,092,479	$ 1,952,995
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	323,016	331,106
Provision for loan losses	150,000	300,000
(Gains) loss on sale of investment securities, net	(151,553)	(5,581)
Net amortization and accretion of securities	11,079	12,919
Net (increase) decrease in trading account	-	-
Loss on disposal of equipment	192	215
(Increase) in other real estate owned	(47,654)	(579,093)
(Increase) decrease in other assets	-	-
(net of tax effect of FASB 115 adjustment)	(206,406)	(250,712)
Increase (decrease) in other liabilities	1,130,282	803,897
Net cash provided by operating activities	3,301,435	2,565,746

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(41,534,656)	(39,104,782)
Proceeds from maturities and calls of securities	28,884,000	36,400,000
Proceeds from sales of available - for - sale securities	6,775,219	649,857
Proceeds from sales of held - to - maturity securities	-	-
Loans made to customers	(43,922,455)	(58,277,795)
Principal payments received on loans	42,223,077	50,356,116
Proceeds from sales of other real estate owned	-	-
Purchases of premises and equipment	(420,470)	(265,409)
Net cash provided by (used in) investing activities	(7,995,285)	(10,242,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits	7,674,697	7,755,804
Increase (decrease) in savings deposits	2,438,988	284,644
Proceeds from the sale of certificates of deposit	28,520,606	23,573,141
Payments for maturing certificates of deposit	(19,922,816)	(19,490,744)
Increase (decrease) in federal funds purchased and
repurchase agreements	(6,874,941)	836,237
Increase (decrease) in Federal Home Loan Bank advances	-	5,000,000
Increase (decrease) in other borrowed money	(815,553)	(5,274,901)
Proceeds from issuance of common stock	179,700	103,296
Dividends paid	(598,072)	(473,037)
Net cash provided by financing activities	10,602,609	12,314,440

Net increase (decrease) in cash and cash equivalents	5,908,759	4,638,173
Cash and cash equivalents at beginning of period	33,352,849	23,146,394
Cash and cash equivalents at end of period	$ 39,261,608	$ 27,784,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	2,173,281	2,656,643
Income taxes	-	-

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities, net of tax	1,046,473	157,805

Additional minimum liability related to pension	-	-

Transfer of property from Premises and Equipment to Other Real Estate Owned	-	-

See accompanying notes

OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Unaudited					Accumulated
					Other	Total
	Common Stock	Par	Capital	Retained	Comprehensive	Stockholder's
	Shares	Value	Surplus	Earnings	Income (Loss)	Equity

FOR THREE MONTHS ENDED MARCH 31, 2004

Balance at beginning of period	3,976,019	$19,880,095	$12,433,007	$30,245,571	$ 739,963	$63,298,636
Comprehensive income:
Net income	--	--	--	2,092,479	--	2,092,479
Increase (decrease) in unrealized
gain on investment securities	--	--	--	--	1,046,473	1,046,473
Minimum pension liability adjustment	--	--	--	--	--	--
Total Comprehensive Income				2,092,479	1,046,473	3,138,952
Sale of common stock	14,132	70,660	438,581	(329,541)	--	179,700
Cash dividends		--	--	(598,072)	--	(598,072)
Balance at end of period	3,990,151	$19,950,755	$12,871,588	$31,410,437	$ 1,786,436	$66,019,216

FOR THREE MONTHS ENDED MARCH 31, 2003

Balance at beginning of period	3,936,720	$19,683,600	$11,165,496	$25,597,568	$ 1,668,810	$58,115,474
Comprehensive income:
Net income	--	--	--	1,952,995	--	1,952,995
Increase (decrease) in unrealized
gain on investment securities	--	--	--	--	157,805	157,805
Minimum pension liability adjustment	--	--	--	--	--	--
Total Comprehensive Income				1,952,995	157,805	2,110,800
Sale of common stock	7,350	36,750	165,320	(98,774)	--	103,296
Cash dividends		--	--	(473,037)	--	(473,037)
Balance at end of period	3,994,070	$19,720,350	$11,330,816	$26,978,752	$ 1,826,615	$59,856,533

See accompanying notes

OLD POINT FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant’s 2003 Annual Report to Shareholders and Form 10-K.

2.

Basic earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented. Diluted earnings per share are computed using the treasury stock method.

3.	Certain amounts in the financial statements have been reclassified to conform with classifications adopted in the current year.

4.

At March 31, 2004 the Company had two stock option plans. The Company has elected to continue to apply the provisions of APB No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company’s stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the Company’s stock option plans.

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table on page 6.

Old Point Financial Corporation

Pro forma disclosure SFAS No. 123 as amended by SFAS No. 148

Three Months Ended
March 31,

2004	2003

Net income:
As reported	$ 2,092,479	$ 1,952,995

Fair value-based expense, net of tax	0	(157,000)
Pro forma	$ 2,092,479	$ 1,795,995

Basic earnings per share:
As reported	$ 0.53	$ 0.50

Pro forma	$ 0.53	$ 0.46

Diluted earnings per share:
As reported	$ 0.51	$ 0.48

Pro forma	$ 0.51	$ 0.44

OLD POINT FINANCIAL CORPORATION
Parent Only Balance Sheets	March 31,	December 31,
Unaudited	2004	2003

ASSETS
Cash in bank	$ 113,011	$ 634,734
Investment securities	2,107,810	2,284,300
Total Loans	-	-
Investment in subsidiaries	63,723,582	60,390,192
Other assets	96,098	(10,590)

	$66,040,501	$63,298,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities	$ 21,285	-
Stockholders' equity	66,019,216	63,298,636

	$66,040,501	$63,298,636

OLD POINT FINANCIAL CORPORATION	Three Months Ended
Parent Only Income Statements	March 31,

(Unaudited)	2004	2003

Income
Cash dividends from subsidiary	$ 600,000	$ 500,000
Interest and fees on loans	--	--
Interest income from investment securities	23,943	26,608
Securities gains (losses)	127,166	--
Other income	36,000	36,000
Total Income	787,109	562,608

Expenses
Interest on borrowed money	--	--
Salaries and employee benefits	80,092	75,042
Other expenses	29,687	30,353
Total Expenses	109,779	105,395
Income before taxes and undistributed
net income of subsidiary	677,330	457,213

Income tax	21,285	(20,230)
Net income before undistributed
net income of subsidiary	656,045	477,443
Undistributed net income of subsidiary	1,436,434	1,475,552

Net Income	$2,092,479	$1,952,995

OLD POINT FINANCIAL CORPORATION	Three Months Ended
Parent Only Statements of Cash Flows	March 31,

(Unaudited)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 2,092,479	$ 1,952,995
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(1,436,434)	(1,475,552)
(Gain) or loss on sales of assets	--	--
(Increase) decrease in other assets	(80,681)	(93,695)
Increase (decrease) in other liabilities	21,285	--
Net cash provided (used) by operating activities	596,649	383,748

CASH FLOWS FROM INVESTING ACTIVITIES
Sales / maturities of investment securities	100,000	--
Purchases of investment securities	--	--
Payments for investments in and advances to subsidiaries	--	--
(Purchase) / sale of premises and equipment	--	--
Loans to customers	--	--
Net cash provided (used) by investing activities	100,000	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from subsidiaries	(800,000)	--
Proceeds from issuance of common stock	179,700	103,296
Dividends paid	(598,072)	(473,037)
Net cash provided (used) by financing activities	(1,218,372)	(369,741)

Net increase (decrease) in cash and due from banks	(521,723)	14,007
Cash and due from banks at beginning of period	634,734	247,784
Cash and due from banks at end of period	$ 113,011	$ 261,791

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Earnings Summary

Net income for the first quarter of 2004 increased 7.14% to $2.09 million from $1.95 million for the comparable period in 2003. Basic earnings per share were $0.53 in the first quarter of 2004 compared with $0.50 in 2003.

Return on average assets was 1.30% for the first quarter of 2004 and 1.34% for the comparable period in 2003. Return on average equity was 12.79% for the first quarter of 2004 and 13.14% for the first quarter of 2003.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $176 thousand, or 2.89%, for the first quarter of 2004 over 2003. The net interest yield, defined as the ratio of net interest income on a fully tax equivalent basis to total earning assets, decreased to 4.16% in 2004 from 4.44% in 2003.

Tax equivalent interest income decreased $251 thousand, or 2.88% in the first quarter of 2004 from the same period of 2003. Average earning assets increased $53.73 million, or 9.81% in the first quarter of 2004 compared to the first quarter of 2003. Comparing the first three months of 2004 to 2003, average loans increased $25.04 million or 6.61% while investment securities increased $31.56 million or 21.35%. Certificates of deposit decreased $6.38 million or 3.08% while checking and savings accounts increased $18.75 million or 11.62%.

Interest expense decreased $427 thousand or 16.30% in the first quarter of 2004 from the first quarter of 2003. Interest bearing liabilities increased $30.60 million or 7.08 % in the first quarter of 2004 over the same period in 2003. The cost of funding those liabilities decreased 53 basis points from 2003.

Page 10 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS	For the quarter ended March 31,

(Fully taxable equivalent basis)*		2004			2003

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
Dollars in thousands	Balance	Expense	Paid	Balance	Expense	Paid

Loans (net of unearned income)**	$403,866	$6,457	6.40%	$378,829	$6,706	7.08%
Investment securities:
Taxable	137,498	1,205	3.51%	99,899	1,080	4.32%
Tax-exempt	41,870	750	7.17%	47,912	859	7.17%
Total investment securities	179,368	1,955	4.36%	147,811	1,939	5.25%
Federal funds sold	18,384	43	0.94%	21,251	61	1.15%
Total earning assets	$601,618	$8,455	5.62%	$547,891	$8,706	6.36%

Time and savings deposits:
Interest-bearing transaction accounts	$ 5,716	$ 4	0.28%	$8,765	$ 10	0.46%
Money market deposit accounts	134,284	181	0.54%	118,031	223	0.76%
Savings accounts	40,069	50	0.50%	34,525	75	0.87%
Certificates of deposit, $100,000 or more	57,558	356	2.47%	56,931	447	3.14%
Other certificates of deposit	143,187	997	2.79%	150,195	1,304	3.47%
Total time and savings deposits	380,814	1,588	1.67%	368,447	2,059	2.24%

Federal funds purchased and securities sold
under agreement to repurchase	30,159	62	0.82%	23,000	63	1.10%
Federal Home Loan Bank advances	50,000	540	4.32%	38,763	493	5.09%
Other short term borrowings	1,631	3	0.74%	1,795	5	1.11%
Total interest bearing liabilities	$462,604	2,193	1.90%	$432,005	2,620	2.43%

Net interest income/yield		$6,262	4.16%		$6,086	4.44%

* Tax equivalent yields based on 34% tax rate.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis

Provision/Allowance for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $150 thousand for the first three months of 2004, down from $300 thousand in the comparable period in 2003. Loans charged off (net of recoveries) were $152 thousand compared with loans charged off (net of recoveries) of $194 thousand in the first three months of 2003.

On March 31, 2004 nonperforming assets totaled $599 thousand compared with $1.41 million on March 31, 2003. The March 2004 total consisted of $47 thousand in foreclosed real estate, $165 thousand in a former branch site now listed for sale, and $387 thousand in nonaccrual loans. The March 2003 total consisted of $1.24 million in foreclosed real estate and $165 thousand in a former branch site now listed for sale. Loans still accruing interest but past due 90 days or more increased to $1.52 million as of March 31, 2004 compared with $396 thousand as of March 31, 2003.

The allowance for loan losses on March 31, 2004 was $4.83 million compared with $4.67 million on March 31, 2003. It represented a multiple of 8.06 times nonperforming assets and 12.49 times nonperforming loans. The allowance for loan losses was 1.19% and 1.21% of loans on March 31, 2004 and 2003 respectively.

Other Income

For the first quarter of 2004 other income increased $347 thousand, or 19.23% over the same period in 2003. The increase in income is attributed to increases in income from fiduciary activities, other service charges, commissions and fees and securities gains.

Other Expenses

For the first quarter of 2004 total other expenses increased $462 thousand or 9.90% over the first quarter of 2003. Other operating expenses increased $146 thousand or 14.19%. Salaries and employee benefits increased $287 thousand or 9.82%. Occupancy expenses increased $37 thousand or 11.99%.

Assets

At March 31, 2004 total assets were $660.79 million, up 2.30% from $645.91 million at December 31, 2003. Total loans grew $1.55 million or 0.39%. Investment securities and federal funds sold increased by $14.69 million, or 7.34% in 2004.

Total deposits increased $18.71 million, or 3.82% in 2004. Securities sold under agreement to repurchase decreased $6.87 million, or 18.09% in 2004.

Capital Ratios

The Company’s capital position remains strong as evidenced by the regulatory capital measurements. At March 31, 2004 the Tier I capital ratio was 14.07%, the total capital ratio was 15.17% and the leverage ratio was 9.64%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources

The Company purchased land in April of 2004 for an additional branch location in Isle of Wight. The branch is anticipated to open in early 2005.

The Company purchased a vacant building in October 2003. The building is being renovated and will be used as office space for bank personnel. The renovations are expected to be completed in the later portion of the 2nd quarter of 2004.

An additional branch location in Williamsburg is expected to open in late 2004 on land purchased by the Company in 2000.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity

Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The Company experienced deposit growth which met targeted projections and loan growth that was slightly less than targeted projections in the first three months of 2004. The Company continues to monitor and seek investment opportunities in the current rate environment.

Effects of Inflation

Management believes that the key to achieving satisfactory performance is its ability to maintain or improve its net interest margin and to generate additional fee income. The Company’s policy of investing in and funding with interest sensitive assets and liabilities is intended to reduce the risks inherent in a volatile economy.

Critical Accounting Policies

The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, on information from first party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

In evaluating the adequacy of the allowance for loan losses, the Company has divided the loan portfolio into nine pools of loans. Allocation percentages are applied to the loan pools utilizing the following factors:

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

Other Real Estate Owned

The Company records Other Real Estate Owned on the financial statement at fair value. Fair value is typically determined based on appraisals by first parties, less estimated costs to sell. The Company monitors the fair value of Other Real Estate Owned and adjusts the carrying value on the financial statement accordingly.

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of March 31, 2004. There were $121 million more in liabilities than assets subject to repricing within three months. As of December 31, 2003, the Company had $130 million more in liabilities than assets subject to repricing within three months.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $182.11 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating somewhat the impact from the liability sensitivity position.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation’s equity price risk is immaterial and the company’s primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on asset and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 2.25% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 3.83% increase in net income and that a 200 basis point rise in rates would cause approximately a 4.88% increase in net income at March 31, 2004.

Item 4. Controls and Procedures

Within the 90 day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of Old Point Financial Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule [13a-14(c) /15d-14(c)] under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Old Point Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

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

(b)	Two reports on Form 8-K were filed during the first quarter of 2004.
January 20, 2004, a Form 8-K, which included a press release, dated January 15, 2004 announcing earnings and other financial results for the fourth quarter of 2003.

February 24, 2004, a Form 8-K, which included a press release, dated February 23, 2004 announcing the election of James Reade
Chisman and Melvin R. Zimm to the Board of Directors of Old Point
Financial Corporation.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 10, 2004

By:	/s/Robert F. Shuford
Robert F. Shuford
President and Chief Executive Officer

By:	/s/Laurie D. Grabow
Laurie D. Grabow
Senior Vice President and CFO