Form 10-Q
period 2004-06-30
OLD POINT FINANCIAL CORP
filed 2004-08-13
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 0-12896

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes ___ No X

State the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2004.

Class	Outstanding at July 31, 2004
Common Stock, $5.00 par value	3,995,872 shares

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	1

	Consolidated Balance Sheets
	June 30, 2004 and December 31, 2003	1

	Consolidated Statement of Income
	Three months ended June 30, 2004 and 2003	2
	Six months ended June 30, 2004 and 2003	2

	Consolidated Statement of Cash Flows
	Six months ended June 30, 2004 and 2003	3

	Consolidated Statements of Changes in Stockholders' Equity
	Six months ended June 30, 2004 and 2003	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

	Analysis of Changes in Net Interest Income	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases
	of Equity Securities	16

Item 6.	Exhibits and Reports on Form 8-K	17

 (i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30,	December 31,
Consolidated Balance Sheets	2004	2003

Assets	(Unaudited)

Cash and due from banks	$ 21,317,917	$ 18,383,840
Federal funds sold	1,372,135	14,969,009
Cash and cash equivalents	22,690,052	33,352,849
Securities available for sale	193,490,374	172,859,448
Securities held to maturity	9,073,740	12,389,178
Loans, net of allowance for loan losses of
$4,743,480 and $4,832,658	417,509,110	400,278,561
Foreclosed assets	47,654	--
Premises and equipment, net	16,870,586	14,163,103
Other assets	15,662,331	12,871,506
	$675,343,847	$645,914,645

Liabilities and Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$120,170,699	$114,100,535
Savings deposits	180,924,359	179,668,299
Time deposits	211,828,795	196,653,326
Total deposits	512,923,853	490,422,160
Federal funds purchased and repurchase agreements	32,998,119	38,006,842
Demand notes issued to the United States Treasury	2,636,488	1,810,659
Federal Home Loan Bank advances	60,000,000	50,000,000
Accrued expenses and other liabilities	2,940,233	2,376,348
Total liabilities	611,498,693	582,616,009

Stockholders' Equity:
Common stock, $5 par value, 10,000,000 shares authorized;
Shares outstanding 3,995,872 3,976,019	19,979,360	19,880,095
Additional paid-in capital	13,369,148	12,433,007
Retained earnings	32,396,315	30,245,571
Accumulated other comprehensive income (loss)	(1,899,669)	739,963
Total stockholders' equity	63,845,154	63,298,636
	$675,343,847	$645,914,645

See notes to consolidated financial statements.

	Three Months Ended	Six Months Ended
Consolidated Statements of Income	June 30,	June 30,

(Unaudited)	2004	2003	2004	2003

Interest Income

Interest and fees on loans	$6,397,615	$6,746,151	$12,836,505	$13,432,630
Interest on federal funds sold	18,994	32,705	61,598	93,423
Interest on securities:
Interest on United States Treasury securities (taxable)	20,036	20,971	36,817	44,869
Interest on obligations of other
United States Government agencies (taxable)	1,297,494	981,973	2,432,440	1,991,840
Interest on obligations of states and
political subdivisions (tax exempt)	476,400	552,978	971,301	1,120,309
Interest on obligations of states and
political subdivisions (taxable)	21,508	18,661	43,441	37,452
Dividends and interest on all other securities	33,001	34,911	64,074	62,313
Total interest and dividend income	8,265,048	8,388,350	16,446,176	16,782,836

Interest Expense

Interest on savings deposits	239,336	276,970	474,802	584,673
Interest on time deposits	1,402,167	1,649,861	2,754,728	3,400,785
Interest on federal funds purchased and securities
sold under agreement to repurchase	72,018	55,971	134,472	119,128
Interest on Federal Home Loan Bank advances	546,281	506,188	1,086,088	999,306
Interest on demand notes (note balances) issued to the
United States Treasury and on other borrowed money	3,282	2,908	6,549	8,346
Total interest expense	2,263,084	2,491,898	4,456,639	5,112,238

Net interest income	6,001,964	5,896,452	11,989,537	11,670,598
Provision for loan losses	200,000	300,000	350,000	600,000

Net interest income after provision for loan losses	5,801,964	5,596,452	11,639,537	11,070,598

Other Income

Income from fiduciary activities	641,037	517,445	1,312,146	1,068,981
Service charges on deposit accounts	1,276,185	730,403	2,024,552	1,444,318
Other service charges, commissions and fees	373,764	365,948	780,470	676,390
Other operating income	217,403	272,642	387,612	492,610
Net gain (loss) on available-for-sale securities	47,389	23,508	198,942	29,089
Total other income	2,555,778	1,909,946	4,703,722	3,711,388

Other Expenses

Salaries and employee benefits	3,258,745	2,982,300	6,467,399	5,903,988
Occupancy expense of Bank premises	316,895	304,506	659,141	610,108
Furniture and equipment expense	405,105	412,468	806,323	821,348
Other operating expenses	1,265,851	1,226,637	2,442,449	2,257,027
Total other expenses	5,246,596	4,925,911	10,375,312	9,592,471

Income before income taxes	3,111,146	2,580,487	5,967,947	5,189,515
Income tax expense	804,924	640,015	1,569,246	1,296,048

Net income	$2,306,222	$1,940,472	$4,398,701	$3,893,467

Earnings per share:
Weighted average number of common shares - basic	3,994,255	3,955,511	3,988,908	3,948,406
Weighted average number of common shares - diluted	4,076,304	4,085,426	4,081,281	4,078,764
Basic earnings per share	$ 0.58	$ 0.49	$ 1.10	$ 0.99
Diluted earnings per share	$ 0.57	$ 0.47	$ 1.08	$ 0.95

See notes to consolidated financial statements.

OLD POINT FINANCIAL CORPORATION	Six Months Ended
Consolidated Statements of Cash Flows	June 30,

(Unaudited)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,398,701	$ 3,893,467
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	630,492	773,917
Provision for loan losses	350,000	600,000
Net (gain) loss on available-for-sale securities	(198,942)	(29,089)
Net amortization and accretion of securities	20,244	22,265
Loss on disposal of equipment	192	165
(Increase) decrease in other real estate owned	(47,654)	(514,687)
(Increase) decrease in other assets
(net of tax effect of FASB 115 adjustment)	(1,367,345)	(1,399,926)
Increase (decrease) in other liabilities	687,479	277,165
Net cash provided by operating activities	4,473,167	3,623,276

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(70,261,104)	(71,843,410)
Proceeds from maturities and calls of securities	37,208,450	69,029,500
Proceeds from sales of available-for-sale securities	11,729,159	1,659,720
Loans made to customers	(107,274,899)	(130,937,410)
Principal payments received on loans	89,694,349	117,364,134
Proceeds from sales of other real estate owned	-	649,092
Purchases of premises and equipment	(3,338,167)	(797,175)
Net cash provided by (used in) investing activities	(42,242,212)	(14,875,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits	6,070,164	11,097,546
Increase (decrease) in savings deposits	1,256,060	2,721,433
Proceeds from the sale of certificates of deposit	56,959,656	43,675,313
Payments for maturing certificates of deposit	(41,784,187)	(41,427,993)
Increase (decrease) in federal funds purchased and
repurchase agreements	(5,008,723)	(2,139,230)
Increase (decrease) in Federal Home Loan Bank advances	10,000,000	5,000,000
Increase (decrease) in other borrowed money	825,829	-
Proceeds from issuance of common stock	450,997	272,324
Repurchase and retirement of common stock	(465,487)	-
Dividends paid	(1,198,061)	(948,560)
Net cash provided by financing activities	27,106,248	18,250,833

Net increase (decrease) in cash and cash equivalents	(10,662,797)	6,998,560
Cash and cash equivalents at beginning of period	33,352,849	23,146,394
Cash and cash equivalents at end of period	$ 22,690,052	$ 30,144,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 4,449,929	$ 5,205,513
Income taxes	1,300,000	1,370,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	(4,186,705)	1,239,092

Reduction in minimum liability related to pension	123,593	-

See notes to consolidated financial statements.

OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)					Accumulated
					Other	Total
	Common Stock	Par	Capital	Retained	Comprehensive	Stockholder's
	Shares	Value	Surplus	Earnings	Income (Loss)	Equity

FOR SIX MONTHS ENDED JUNE 30, 2004

Balance at beginning of period	3,976,019	$19,880,095	$12,433,007	$30,245,571	$ 739,963	$63,298,636
Comprehensive Income
Net income	--	--	--	4,398,701	--	4,398,701
Unrealized holding losses arising during the period
(net of tax, $1,355,840)					(2,631,923)	(2,631,923)
Reclassification adjustment, (net of tax, $67,640)					(131,302)	(131,302)
Minimum pension liability adjustment	-	-	-	-	123,593	123,593
Total Comprehensive Income				4,398,701	(2,639,632)	1,759,069
Sale of common stock	35,602	178,010	987,538	(714,5511)		450,997
Repurchase and retirement of common stock	(15,749)	(78,745)	(51,397)	(335,345)		(465,487)
Cash dividends		--	--	(1,198,061)	--	(1,198,061)
Balance at end of period	3,995,872	$19,979,360	$13,369,148	$32,396,315	$(1,899,669)	$63,845,154

FOR SIX MONTHS ENDED JUNE 30, 2003

Balance at beginning of period	3,936,720	$19,683,600	$11,165,496	$25,597,568	$ 1,668,810	$58,115,474
Comprehensive Income
Net income	--	--	--	3,893,467	--	3,893,467
Unrealized holding gains arising during the period
(net of tax, $431,181)					837,000	837,000
Reclassification adjustment, (net of tax, $9,890)					(19,199)	(19,199)
Minimum pension liability adjustment	--	--	--	--	--	--
Total Comprehensive Income				3,893,467	817,801	4,711,268
Sale of common stock	27,773	138,865	931,004	(797,545)	--	272,324
Cash dividends	--	--	--	(948,560)	--	(948,560)
Balance at end of period	3,964,493	$19,822,465	$12,096,500	$27,744,930	$ 2,486,611	$62,150,506

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments include estimated provisions for bonus, profit sharing and pension plans that are settled at year-end. These financial statements should be read in conjunction with the financial statements included in the Registrant’s 2003 Annual Report to Shareholders and Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year.

2.

Basic earnings per common share outstanding are computed by dividing income by the weighted average number of outstanding common shares for each period presented. Diluted earnings per share are computed using the treasury stock method.

3.	Certain amounts in the financial statements have been reclassified to conform with classifications adopted in the current year.

4.

At June 30, 2004 the Company had two stock option plans. The Company has elected to continue to apply the provisions of APB No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company’s stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the Company’s stock option plans.

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table on page 6.

Pro forma disclosure SFAS No. 123 as amended by SFAS No. 148

Six Months Ended
June 30,

2004	2003

Net income:
As reported	$ 4,398,701	$ 3,893,467

Fair value-based expense, net of tax	-	(197,000)
Pro forma	$ 4,398,701	$ 3,696,467

Basic earnings per share:
As reported	$ 1.10	$ 0.99

Pro forma	$ 1.10	$ 0.94

Diluted earnings per share:
As reported	$ 1.08	$ 0.96

Pro forma	$ 1.08	$ 0.91

5.

The Company repurchased 15,749 shares at a cost of $465 thousand during the quarter ended June 30, 2004. The repurchases were made pursuant to the Company's authorized program to repurchase shares of its outstanding common stock up to an aggregate of five percent (5%) of the shares outstanding.

6.

The Company provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after 25 years of service. The components of net periodic pension cost are as follows:

Quarter ended June 30,	2004	2003

Pension Benefits

Service cost	95,815	80,509
Interest cost	77,561	70,611
Expected return on plan assets	(67,005)	(44,911)
Amortization of prior service cost	320	584
Amortization of net (gain) loss	41,907	39,251
Net periodic benefit cost	148,598	146,044

Six months ended June 30,	2004	2003

Pension Benefits

Service cost	191,631	161,019
Interest cost	155,121	141,223
Expected return on plan assets	(134,011)	(89,823)
Amortization of prior service cost	639	1,168
Amortization of net (gain) loss	83,813	78,502
Net periodic benefit cost	297,193	292,089

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $999 thousand to its pension plan in 2004. As of June 30, 2004, $671 thousand of contributions have been made. The Company presently anticipates contributing no additional contributions in 2004.

7.	There are no new accounting pronouncements since December 31, 2003 that would impact the company.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results
                of Operations

Earnings Summary

Net income for the second quarter of 2004 increased 18.85% to $2.31 million from $1.94 million for the comparable period in 2003. Basic earnings per share were $0.58 in the second quarter of 2004 compared with $0.49 in 2003. Diluted earnings per share were $0.57 in the second quarter of 2004 compared with $0.47 in 2003.

For the six months ended June 30, 2004 net income increased 12.98% to $4.40 million from $3.89 million in 2003. Basic earnings per share were $1.10 for the first six months of 2004 compared with $.99 in 2003. Diluted earnings per share were $1.08 for the first six months of 2004 compared with $0.95 in 2003.

Return on average assets was 1.39% for the second quarter of 2004 and 1.31% for the comparable period in 2003. Return on average equity was 14.33% for the second quarter of 2004 and 12.62% for the second quarter of 2003.

For the six months ended June 30, 2004 and 2003 return on average assets was 1.35% and 1.33% respectively. Return on average equity was 13.56% in 2004 and 12.87% in 2003.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Net interest income, on a fully tax equivalent basis, increased $1 thousand, or 0.02%, for the second quarter of 2004 over 2003. Average earning assets increased 12.42% in the second quarter of 2004 from 2003.

For the six months ended June 30, 2004 net interest income on a fully tax equivalent basis increased $177 thousand, or 1.44%, over the comparable period in 2003. Comparing the first six months of 2004 to 2003, average loans increased $25.77 million or 6.72% while investment securities increased $38.06 million or 25.63%. Average earning assets increased 11.09% and the net interest yield decreased from 4.48% in 2003 to 4.09% in 2004.

Interest expense decreased $227 thousand or 9.11% in the second quarter of 2004 from the second quarter of 2003. Interest bearing liabilities increased $46.27 million or 10.72 % in the second quarter of 2004 over the same period in 2003. The cost of funding those liabilities decreased 41 basis points from 2003. For the six months ended June 30, 2004 interest expense decreased $654 thousand, or 12.80% over the same period in 2003.

Page 9 shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS	For the quarter ended June 30,

(Fully taxable equivalent basis)*		2004			2003

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
Dollars in thousands	Balance	Expense	Paid	Balance	Expense	Paid

Loans (net of unearned income)**	$414,313	$6,416	6.19%	$387,816	$6,767	6.98%
Investment securities:
Taxable	156,465	1,312	3.35%	104,857	1,057	4.03%
Tax-exempt	40,280	721	7.16%	46,737	838	7.17%
Total investment securities	196,745	2,033	4.13%	151,594	1,895	5.00%
Federal funds sold	8,264	19	0.92%	11,498	32	1.11%
Total earning assets	$619,322	$8,468	5.47%	$550,908	$8,694	6.31%

Time and savings deposits:
Interest-bearing transaction accounts	$ 5,683	$ 5	0.35%	$9,894	$ 10	0.40%
Money market deposit accounts	135,536	183	0.54%	116,818	232	0.79%
Savings accounts	42,185	52	0.49%	35,769	34	0.38%
Certificates of deposit, $100,000 or more	59,931	369	2.46%	58,329	427	2.93%
Other certificates of deposit	148,031	1,033	2.79%	149,552	1,223	3.27%
Total time and savings deposits	391,366	1,642	1.68%	370,362	1,926	2.08%

Federal funds purchased and securities sold
under agreement to repurchase	33,049	72	0.87%	19,691	56	1.14%
Federal Home Loan Bank advances	51,667	546	4.23%	40,000	506	5.06%
Other short term borrowings	1,648	4	0.97%	1,407	3	0.85%
Total interest bearing liabilities	$477,730	2,264	1.90%	$,431,460	2,491	2.31%

Net interest income/yield		$6,204	4.01%		$6,203	4.50%

For the six months ended June 30,

		2004			2003

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
Dollars in thousands	Balance	Expense	Paid	Balance	Expense	Paid

Loans (net of unearned income)**	$409,089	$12,873	6.29%	$383,323	$13,473	7.03%
Investment securities:
Taxable	145,479	2,517	3.46%	101,174	2,137	4.22%
Tax-exempt	41,075	1,471	7.16%	47,325	1,697	7.17%
Total investment securities	186,554	3,988	4.28%	148,499	3,834	5.16%
Federal funds sold	13,324	62	0.93%	16,375	93	1.14%
Total earning assets	$608,967	$16,923	5.56%	$548,197	$17,400	6.35%

Time and savings deposits:
Interest-bearing transaction accounts	$ 5,699	$ 9	0.32%	$9,330	$ 20	0.43%
Money market deposit accounts	134,910	364	0.54%	117,425	455	0.77%
Savings accounts	41,127	102	0.50%	35,147	109	0.62%
Certificates of deposit, $100,000 or more	58,745	725	2.47%	57,634	874	3.03%
Other certificates of deposit	145,608	2,030	2.79%	149,869	2,527	3.37%
Total time and savings deposits	386,089	3,230	1.67%	369,405	3,985	2.16%

Federal funds purchased and securities sold
under agreement to repurchase	31,603	134	0.85%	21,345	119	1.12%
Federal Home Loan Bank advances	50,833	1,086	4.27%	39,382	999	5.07%
Other short term borrowings	1,639	7	0.85%	1,601	8	1.00%
Total interest bearing liabilities	$470,164	4,457	1.90%	$431,733	5,111	2.37%

Net interest income/yield		$12,466	4.09%		$12,289	4.48%

* Tax equivalent yields based on 34% tax rate.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis

Provision/Allowance for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $350 thousand for the first six months of 2004, down from $600 thousand in the comparable period in 2003. Loans charged off (net of recoveries) in the first six months of 2004 were $439 thousand compared with loans charged off (net of recoveries) of $288 thousand in the first six months of 2003. On an annualized basis net loan charge-offs were .21% of total net loans for the first half of 2004 compared with 0.15% for the same period in 2003.

On June 30, 2004 nonperforming assets totaled $1.48 million compared with $1.48 million on June 30, 2003. The June 2004 total consisted of $47 thousand in foreclosed real estate, $165 thousand in a former branch site now listed for sale, $326 thousand in nonaccrual loans and $941 thousand in restructured loans. The June 2003 total consisted of $531 thousand in foreclosed real estate, $165 thousand in a former branch site listed for sale and $781 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more increased to $597 thousand as of June 30, 2004 compared with $543 thousand as of June 30, 2003.

The allowance for loan losses on June 30, 2004 was $4.74 million compared with $4.88 million on June 30, 2003. It represented a multiple of 3.21 times nonperforming assets and 3.74 times nonperforming loans. Nonperforming loans includes nonaccrual and restructured loans. The allowance for loan losses was 1.12% and 1.25% of total loans on June 30, 2004 and 2003 respectively.

Other Income

For the second quarter of 2004 other income increased $645.83 thousand, or 33.81%, and for the six months ended June 30, 2004 other income increased $992 thousand or 26.74% over the same periods in 2003. The increase in income is attributed to increases in income from fiduciary activities, service charges on deposit accounts and securities gains. The increase in fiduciary income can be attributed to fee increases that were implemented in 2004. Service charges on deposit accounts increased due to the fees associated with a new service called Old Point Overdraft Privilege, which began in April 2004.

Other Expenses

For the second quarter of 2004 other expenses increased $321 thousand or 6.51% over the second quarter of 2003. For the six months ending June 2004 other expenses increased $783 thousand or 8.16% over the same period in 2003. For the six months ended June 30, 2004, salaries and employee benefits increased $563 thousand or 9.54% over the same period in 2003. The increase is attributed to staffing expenses for a new branch that was opened in late 2003. Occupancy expenses increased $49 thousand or 8.04%.

Assets

At June 30, 2004 total assets were $675.34 million, up 4.56% from $645.92 million at December 31, 2003. Total net loans grew $17.23 million or 4.30%.

Investment securities increased by $17.32 million, 9.35%, in 2004. Bank owned life insurance increased $766 thousand due to increases in the cash value and the purchase of policies in 2004. Total deposits increased $22.50 million, or 4.59% in 2004. Advances from the FHLB increased $10.00 million, or 20.00% in 2004. Securities sold under agreement to repurchase decreased $5.01 million, or 13.18% in 2004.

Capital Ratios

The Company’s capital position remains strong as evidenced by the regulatory capital measurements. At June 30, 2004 the Tier I capital ratio was 14.19%, the total capital ratio was 15.21% and the leverage ratio was 9.86%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources

The Company purchased an existing building in June 2004 for an additional branch location in Virginia Beach. The branch is expected to open in late 2004 or early 2005.

The Company purchased land in April of 2004 for an additional branch location in Isle of Wight. The branch is anticipated to open in early 2005.

The Company purchased a vacant building located in Hampton in October 2003. The building is being renovated and will be used as office space for bank personnel. The renovations are expected to be completed in the early portion of the third quarter of 2004.

An additional branch location in Williamsburg is expected to open in late 2004 or early 2005 on land purchased by the Company in 2000.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity

Liquidity is the ability of the Company to meet present and future obligations to depositors and borrowers. The Company experienced deposit growth that exceeded targeted projections and loan growth that was slightly above the targeted projections in the first half of 2004. The Company continues to monitor and seek investment opportunities in the current rate environment.

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

The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

In evaluating the adequacy of the allowance for loan losses, the Company has divided the loan portfolio into six pools of loans. Allocation percentages are applied to the loan pools utilizing the following factors:

1. economic trends and conditions
2. trends in volume and terms of loans
3. delinquency and non-accruals
4. lending policies
5. lending management and staff
6. concentrations of credit
7. off-balance sheet exposure
8. bankruptcy exposure
9. effects of other external factors

The Company also maintains a four-year loss experience history on each category of loan. Using the factors listed above, management can modify the allocation from the four-year historical average.

Allowance for Loan Losses (con’t)

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

Old Point Financial Corporation does have risk sensitive instruments entered into for other than trading purposes. Based on scheduled maturities, the Company was liability sensitive as of June 30, 2004. There were $178 million more in liabilities than assets subject to repricing within three months. As of December 31, 2003, the Company had $130 million more in liabilities than assets subject to repricing within three months.

When the company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets. Conversely, if interest rates rise, net interest income should decline. It should be noted, however, that deposits totaling $182 million; which consist of interest checking, money market, and savings accounts; are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position as discussed below.

Market risk is the risk of loss due to changes in instrument values or earnings variations caused by changes in interest rates, commodity prices and market variables such as equity price risk. Old Point Financial Corporation’s equity price risk is immaterial and the company’s primary exposure is to interest rate risk.

Non-trading market risk is the risk to net income from changes in interest rates on assets and liabilities, other than trading. The risk arises through the potential mismatch resulting from timing differences in repricing of loans and deposits. Old Point Financial Corporation monitors this risk by reviewing the timing differences and using a portfolio rate shock model that projects various changes in interest income under a changing rate environment of up to plus or minus 300 basis points. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 1.53% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 0.37% increase in net income and that a 200 basis point rise in rates would cause approximately a 0.62% increase in net income at June 30, 2004.

Item 4. Controls and Procedures

As of the date of this quarterly report, an evaluation was carried out under the supervision and with the participation of Old Point Financial Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule [13a-14(c) /15d-14(c)] under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Old Point Financial Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table presents the monthly share repurchases during the quarter ended June 30, 2004:

Maximum
Number of
			Total Number	Shares that
			Of Shares	May Yet Be
	Total		Purchased	Purchased
	Number	Average	as Part of the	Under the
	of Shares	Price Paid	Repurchase	Repurchase
Period	Purchased	Per Share	Program (1)	Program (1)

4/1/2004 - 4/30/2004	0		0	199,996
5/1/2004 - 5/31/2004	10,949	29.56	10,949	189,047
6/1/2004 - 6/30/2004	4,800	29.55	4,800	184,247
Total	15,749	29.56	15,749

(1)	In February 2004, the Company authorized a program to repurchase shares of its outstanding common stock up to an aggregate of five percent (5%) of the shares outstanding. There is currently no stated expiration date for this program.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

(b)	Five reports on Form 8-K were filed during the second quarter of 2004.

April 9, 2004, a Form 8-K, which included a press release, dated April
9, 2004 announcing earnings and other financial results for the first quarter of 2004.

April 28, 2004, a Form 8-K, which included a press release, dated April
28, 2004 announcing a stock repurchase program and the acquisition of a future branch site.

May 14, 2004, a Form 8-K, which included a press release announcing a quarterly dividend to be paid June 30, 2004.

June 3, 2004, a Form 8-K, which included a statement to notify interested parties of an error in the 2004 proxy statement.

June 29, 2004, a Form 8-K, to disclose a change in the registrant's certifying accountant.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 9, 2004

By:	/s/Robert F. Shuford
Robert F. Shuford
President and Chief Executive Officer

By:	/s/Laurie D. Grabow
Laurie D. Grabow
Senior Vice President and CFO