Form 10-Q/A
period 2004-06-30
OLD POINT FINANCIAL CORP
filed 2004-09-28
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

(757)722-7451
(Registrant's telephone number,
including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2004
Common Stock, $5.00 par value	4,005,172 shares

OLD POINT FINANCIAL CORPORATION

FORM 10-Q/A

INDEX

Page
Explanatory Note	1

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	2

 (i)

Explanatory Note

Old Point Financial Corporation is filing this Form 10-Q/A to reflect the tabulation of votes for matters submitted to a vote of security holders at its Annual Meeting held April 27, 2004. This information was inadvertently omitted from the June 30, 2004 Form 10-Q originally filed on August 13, 2004.

This Form 10-Q/A has not been updated except as required to reflect the omitted item. Items included in the original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing. For an update of other subsequent events, refer to any other filings the Company may have made with the Securities and Exchange Commission since August 13, 2004.

PART II — OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

Old Point Financial Corporation held its Annual Meeting of Shareholders on April 27, 2004. A quorum of shareholders was present, consisting of a total of 3,987,148.8173 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected the 13 directors listed below to one-year terms. The shareholders also ratified the appointment of Witt Mares Eggleston Smith, PLC, Certified Public Accountants as independent public accountants of Old Point Financial Corporation for the year ending December 31, 2004.

        1.  Election of thirteen directors of Old Point Financial Corporation.

	For	Withheld
James Read Chisman	3,191,982.7331	78,857.4729
Dr. Richard F. Clark	3,194,930.7331	75,909.4729
Russell S. Evans, Jr	3,197,893.7331	72,946.4729
Arthur D. Greene	3,194,930.7331	75,909.4729
Gerald E. Hansen	3,197,893.7331	72,946.4729
Stephen D. Harris	3,144,545.7331	126,294.4729
John Cabot Ishon	3,177,274.7331	93,565.4729
Eugene M. Jordan	3,151,414.7331	119,425.4729
John B. Morgan, II	3,222,290.7331	48,549.4729
Louis G. Morris	3,178,774.7331	92,065.4729
Dr. H. Robert Schappert	3,151,414.7331	119,425.4729
Robert F. Shuford	3,178,668.2180	92,171.9880
Melvin R. Zimm	3,194,859.1689	95,981.0371

         2.  Ratification of the designation of Witt Mares Eggleston Smith, PLC, Certified Public Accountants as Old Point Financial Corporations’ independent public accountants for the year ending December 31, 2004.

For	Against	Abstain	Broker Non-Vote
2,772,647.8052	6,970.7092	491,221.6916	0

No other matters were voted on during the 2004 Annual Meeting.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

September 24, 2004	/s/Robert F. Shuford
Robert F. Shuford
President and Chief Executive Officer

September 24, 2004	/s/Laurie D. Grabow
Laurie D. Grabow
Senior Vice President and CFO

3