Form 10-Q
period 2004-09-30
OLD POINT FINANCIAL CORP
filed 2004-11-15
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(757)722-7451
(Registrant's telephone number,
including area code)

Not Applicable

                 (Former name, former address and former fiscal year, if changed since last report.)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes ___ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, $5.00 par value	4,009,295 shares

OLD POINT FINANCIAL CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	1

	Consolidated Balance Sheets
	September 30, 2004 and December 31, 2003	1

	Consolidated Statement of Income
	Three months ended September 30, 2004 and 2003	2
	Nine months ended September 30, 2004 and 2003	2

	Consolidated Statement of Cash Flows
	Nine months ended September 30, 2004 and 2003	3

	Consolidated Statements of Changes in Stockholders' Equity
	Nine months ended September 30, 2004 and 2003	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

	Analysis of Changes in Net Interest Income	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Unresgistered Sales of Equity Securities and Use of Proceeds	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

 (i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30,	December 31,
Consolidated Balance Sheets	2004	2003

Assets	(Unaudited)

Cash and due from banks	$ 19,482,360	$ 18,383,840
Federal funds sold	17,986,201	14,969,009
Cash and cash equivalents	37,468,561	33,352,849
Securities available for sale	188,202,214	172,859,448
Securities held to maturity	9,224,233	12,389,178
Loans, net of allowance for loan losses of
$4,670,861 and $4,832,658	424,561,210	400,278,561
Premises and equipment, net	17,710,260	14,163,103
Other assets	14,854,598	12,871,506
Total assets	$692,021,076	$645,914,645

Liabilities and Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$110,009,727	$114,100,535
Savings deposits	195,764,731	179,668,299
Time deposits	216,019,515	196,653,326
Total deposits	521,793,973	490,422,160
Federal funds purchased, repurchase agreements and
demand notes issued to the United States Treasury	39,286,749	39,817,501
Federal Home Loan Bank advances	60,000,000	50,000,000
Accrued expenses and other liabilities	3,080,377	2,376,348
Total liabilities	624,161,099	582,616,009

Commitments and contingencies	-	-

Stockholders' Equity:
Common stock, $5 par value, 10,000,000 shares authorized;
Shares outstanding 4,005,172 3,976,019	20,025,860	19,880,095
Additional paid-in capital	13,600,113	12,433,007
Retained earnings	33,741,383	30,245,571
Accumulated other comprehensive income	492,621	739,963
Total stockholders' equity	67,859,977	63,298,636
Total liabilities and stockholders' equity	$692,021,076	$645,914,645

See notes to consolidated financial statements.

	Three Months Ended	Nine Months Ended
Consolidated Statements of Income	September 30,	September 30,

(Unaudited)	2004	2003	2004	2003

Interest Income

Interest and fees on loans	$6,704,185	$6,547,209	$19,540,690	$19,979,839
Interest on federal funds sold	45,009	24,425	106,607	117,848
Interest on securities:
Interest on United States Treasury securities (taxable)	6,676	13,519	43,493	58,388
Interest on obligations of other
United States Government agencies (taxable)	1,264,724	987,056	3,697,164	2,978,896
Interest on obligations of states and
political subdivisions (tax exempt)	460,637	537,870	1,431,938	1,658,179
Interest on obligations of states and
political subdivisions (taxable)	21,295	21,933	64,736	59,385
Dividends and interest on all other securities	41,703	33,165	105,777	95,478
Total interest and dividend income	8,544,229	8,165,177	24,990,405	24,948,013

Interest Expense

Interest on savings deposits	260,781	235,266	735,583	819,939
Interest on time deposits	1,408,994	1,513,570	4,163,722	4,914,355
Interest on federal funds purchased, securities sold under
agreement to repurchase and other borrowings	78,336	50,956	212,808	170,084
Interest on Federal Home Loan Bank advances	586,888	512,548	1,672,976	1,511,854
Interest on demand notes issued to the
United States Treasury	3,701	3,584	10,250	11,930
Total interest expense	2,338,700	2,315,924	6,795,339	7,428,162

Net interest income	6,205,529	5,849,253	18,195,066	17,519,851
Provision for loan losses	300,000	300,000	650,000	900,000

Net interest income after provision for loan losses	5,905,529	5,549,253	17,545,066	16,619,851

Other Income

Income from fiduciary activities	621,922	603,711	1,934,068	1,672,692
Service charges on deposit accounts	1,174,007	742,910	3,198,559	2,187,228
Other service charges, commissions and fees	410,995	274,086	1,191,465	950,476
Other operating income	196,279	284,603	583,891	777,213
Net gain on the sale of available-for-sale securities	12,005	15,429	210,947	44,518
Total other income	2,415,208	1,920,739	7,118,930	5,632,127

Other Expenses

Salaries and employee benefits	3,346,228	3,058,429	9,813,627	8,962,417
Occupancy expense of Bank premises	355,495	309,969	1,014,636	920,077
Furniture and equipment expense	406,601	407,510	1,212,924	1,228,858
Other operating expenses	1,323,697	1,106,008	3,766,146	3,363,035
Total other expenses	5,432,021	4,881,916	15,807,333	14,474,387

Income before income taxes	2,888,716	2,588,076	8,856,663	7,777,591
Income tax expense	795,475	623,990	2,364,721	1,920,038

Net income	$2,093,241	$1,964,086	$6,491,942	$5,857,553

Earnings per share:
Weighted average number of common shares - basic	4,001,129	3,967,134	3,993,011	3,954,717
Weighted average number of common shares - diluted	4,082,777	4,079,232	4,081,809	4,078,988
Basic earnings per share	$ 0.52	$ 0.50	$ 1.63	$ 1.48
Diluted earnings per share	$ 0.51	$ 0.48	$ 1.59	$ 1.44

See notes to consolidated financial statements.

OLD POINT FINANCIAL CORPORATION	Nine Months Ended
Consolidated Statements of Cash Flows	September 30,

(Unaudited)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 6,491,942	$ 5,857,553
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	951,104	995,645
Provision for loan losses	650,000	900,000
Net (gain) on sale of available-for-sale securities	(210,947)	(44,518)
Net amortization and accretion of securities	26,354	33,885
Loss on disposal of equipment	8,426	2,398
(Increase) in other real estate owned	-	(509,501)
(Increase) in other assets	(1,792,004)	(2,360,788)
Increase in other liabilities	827,623	449,870
Net cash provided by operating activities	6,952,498	5,324,544

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(84,215,281)	(110,790,608)
Proceeds from maturities and calls of securities	55,262,350	97,627,550
Proceeds from sales of available-for-sale securities	16,397,679	2,397,720
Loans made to customers	(174,128,354)	(197,573,104)
Principal payments received on loans	149,195,705	184,134,150
Proceeds from sales of other real estate owned	-	1,149,092
Purchases of premises and equipment	(4,506,687)	(1,303,075)
Decrease in federal funds sold	-	5,010,363
Net cash used in investing activities	(41,994,588)	(19,347,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits	(4,090,808	8,215,656
Increase in savings deposits	16,096,432	8,402,508
Proceeds from the sale of certificates of deposit	97,480,121	60,462,744
Payments for maturing certificates of deposit	(78,113,932)	(62,335,464)
Increase in federal funds purchased and repurchase
agreements	42,325	823,581
Increase in Federal Home Loan Bank advances	10,000,000	5,000,000
(Decrease) in other borrowed money	(573,077)	(5,430,553)
Proceeds from issuance of common stock	621,116	375,184
Repurchase and retirement of common stock	(465,487)	-
Dividends paid	(1,838,888)	(1,543,909)
Net cash provided by financing activities	39,157,802	13,969,747

Net increase in cash and cash equivalents	4,115,712	(53,620)
Cash and cash equivalents at beginning of period	33,352,849	14,436,850
Cash and cash equivalents at end of period	$ 37,468,561	$ 14,383,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$ 6,807,613	$ 7,568,603
Income taxes	2,200,000	1,920,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) on investment securities	(562,023)	(843,634)

Reduction in minimum liability related to pension	123,593	(620,723)

See notes to consolidated financial statements.

OLD POINT FINANCIAL CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)					Accumulated
					Other	Total
	Common Stock	Par	Capital	Retained	Comprehensive	Stockholder's
	Shares	Value	Surplus	Earnings	Income (Loss)	Equity

FOR NINE MONTHS ENDED SEPTEMBER 30, 2004

Balance at beginning of period	3,976,019	$19,880,095	$12,433,007	$30,245,571	$ 739,963	$63,298,636
Comprehensive Income
Net income	--	--	--	6,491,942	--	6,491,942
Unrealized holding losses arising during the period
(net of tax, $119,366)					(231,710)	(231,710)
Reclassification adjustment, (net of tax, $71,722)					(139,225)	(139,225)
Minimum pension liability adjustment	-	-	-	-	123,593	123,593
Total Comprehensive Income				6,491,942	(247,342)	6,244,600
Sale of common stock	44,902	224,510	1,218,503	(821,897)		621,116
Repurchase and retirement of common stock	(15,749)	(78,745)	(51,397)	(335,345)		(465,487)
Cash dividends ($.46 per share)		--	--	(1,838,888)	--	(1,838,888)
Balance at end of period	4,005,172	$20,025,860	$13,600,113	$33,741,383	$492,621	$67,859,977

FOR NINE MONTHS ENDED SEPTEMBER 30, 2003

Balance at beginning of period	3,936,720	$19,683,600	$11,165,496	$25,597,568	$ 1,668,810	$58,115,474
Comprehensive Income
Net income	--	--	--	5,857,553	--	5,857,553
Unrealized holding gains arising during the period
(net of tax, $793,868)					(814,252)	(814,252)
Reclassification adjustment, (net of tax, $15,136)					(29,382)	(29,382)
Minimum pension liability adjustment	--	--	--	--	(620,723)	(620,723)
Total Comprehensive Income				5,857,553	(1,464,357)	4,393,196
Sale of common stock	33,773	168,865	1,095,788	(889,469)	--	375,184
Cash dividends ($.39 per share)	--	--	--	(1,543,909)	--	(1,543,909)
Balance at end of period	3,970,493	$19,852,465	$12,261,284	$29,021,743	$ 204,453	$61,339,945

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with accounting principles general accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2004 and December 31, 2003, the results of operations for the nine and three months ending September 30, 2004 and 2003, and statements of cash flows and changes in shareholder’s equity for the nine months ended September 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

Note 2. Securities

Amortized costs and fair values of securities held to maturity at September 30, 2004 and December 31, 2003 are as follows:

Amortized	Unrealized	Unrealized	Market
Cost	Gains	Losses	Value

(Dollars in Thousands)

September 30, 2004
United States Treasury securities	$ -	$ -	$ -	$ -
Obligations of other United
States Government Agencies	8,209	126	(6)	8,329
Obligations of state and political
subdivisions	1,015	117	--	1,132
	$9,224	$ 243	$ (6)	$9,461
December 31, 2003
United States Treasury securities	$ 176	$ 2	$ -	$ 178
Obligations of other United
States Government Agencies	11,198	420	(6)	11,612
Obligations of state and political
subdivisions	1,015	117	-	1,132
	$12,389	$539	$ (6)	$12,922

Note 2. Securities (cont.)

Amortized costs and fair values of securities available for sale at September 30, 2004 and December 31, 2003 are as follows:

Amortized	Unrealized	Unrealized	Market
Cost	Gains	Losses	Value

(Dollars in Thousands)

September 30, 2004
United States Treasury securities	$ 998	$ -	$ (1)	$ 997
Obligations of other United
States Government Agencies	141,780	-	(367)	141,413
Obligations of state and political
subdivisions	39,287	2,285	-	41,572
Money market investments	881			881
Federal Home Loan Bank stock	3,000			3,000
Federal Reserve Bank stock	169			169
Other marketable equity securities	170	-	-	170
	$186,285	$ 2,285	$ (368)	$188,202
December 31, 2003
United States Treasury securities	$ 1,007	$ 31	$ -	$ 1,038
Obligations of other United
States Government Agencies	122,243	606	(907)	121,942
Obligations of state and political
subdivisions	43,293	2,673	(25)	45,941
Money market investments	896			896
Federal Home Loan Bank stock	2,500			2,500
Federal Reserve Bank stock	169			169
Other marketable equity securities	293	107	(27)	373
	$170,401	$3,417	$ (959)	$172,859

Note 3. Loans

Loans at September 30, 2004 and December 31, 2003, are summarized as follows:

September 30,	December 31,
2004	2003

Dollars in thousands

Commercial and other	$ 56,256	$ 53,711
Real Estate - construction	40,899	32,844
Real Estate - mortgage	260,794	241,868
Installment Loans to Individuals	68,572	73,844
Tax Exempt	2,711	2,844
Total	$429,232	$405,111

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses for the nine months ending September 30, 2004 and 2003:

2004	2003

Dollars in thousands

Balance, beginning of year	$ 4,832	$ 4,565
Provision for loan losses	650	1,000
Recoveries	273	462
Loans charged off	(1,084)	(1,195
Balance, end of year	$4,671	$4,832

Note 5. Stock-Based Compensation

At September 30, 2004 the Company had two stock option plans. The Company has elected to continue to apply the provisions of APB No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company’s stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the Company’s stock option plans.

Note 5. Stock-based Compensation (cont.)

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

Pro forma disclosure SFAS No. 123 as amended by SFAS No. 148

Three Months Ended
September 30,

2004	2003

Net income:
As reported	$ 2,093,241	$ 1,964,086

Fair value-based expense, net of tax	(81,752)	(108,250)
Pro forma	$ 2,011,489	$ 1,855,836

Basic earnings per share:
As reported	$ .52	$ .50

Pro forma	$ .50	$ .47

Diluted earnings per share:
As reported	$ .51	$ .48

Pro forma	$ .49	$ .46

Nine Months Ended
September 30,

2004	2003

Net income:
As reported	$ 6,491,942	$ 5,857,553

Fair value-based expense, net of tax	(81,752)	(305,250)
Pro forma	$ 6,410,190	$ 5,552,303

Basic earnings per share:
As reported	$ 1.63	$ 1.48

Pro forma	$ 1.61	$ 1.40

Diluted earnings per share:
As reported	$ 1.59	$ 1.44

Pro forma	$ 1.57	$ 1.36

Note 6. Benefit Plans

        The Company provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after 25 years of service. The components of net periodic pension cost are as follows:

Quarter ended September 30,	2004	2003

Pension Benefits

Service cost	95,815	80,509
Interest cost	77,561	70,611
Expected return on plan assets	(67,005)	(44,911)
Amortization of prior service cost	320	584
Amortization of net loss	41,907	39,251
Net periodic benefit cost	148,598	146,044

Nine months ended September 30,	2004	2003

Pension Benefits

Service cost	287,446	241,528
Interest cost	232,682	211,834
Expected return on plan assets	(201,016)	(134,734)
Amortization of prior service cost	959	1,752
Amortization of net loss	125,720	117,752
Net periodic benefit cost	445,791	438,132

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $999 thousand to its pension plan in 2004. As of September 30, 2004, $921 thousand of contributions have been made. The Company presently anticipates contributing no additional contributions in 2004.

Note 7. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock options.

Note 8. Recent Accounting Pronouncements

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets

Note 8. Recent Accounting Pronouncements (cont.)

in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and became effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies” was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results
                of Operations

Caution About Forward Looking Statements

In addition to historical information, this report may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements may include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects”, “plans”, “may”, “will”, “should”, “projects”, “contemplates”, “anticipates”, “forecasts” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

Factors that could have a material adverse effect on the operations and future prospects of Old Point Financial Corporation include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of Currency, U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

General

Old Point Financial Corporation (the Company) is the parent company of The Old Point National Bank of Phoebus, a locally owned and managed community bank serving Hampton Roads with a 16-branch network extending from Chesapeake through James City County, and Old Point Trust & Financial Services, N.A., a wealth management services provider. The following discussion and analysis of the financial condition and results of operations of the Company for the nine months ended September 30, 2004 should be read in conjunction with the consolidated financial statements and related notes. The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the full year.

Critical Accounting Policies

The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The accounting policy that required management's most difficult, subjective or complex judgements is the Company's Allowance for Loan Losses, which is described below.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of

Allowance for Loan Losses (cont.)

occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Earnings Summary

Net income for the third quarter of 2004 increased 6.58% to $2.09 million from $1.96 million for the comparable period in 2003. Basic earnings per share were $0.52 in the third quarter of 2004 compared with $0.50 in 2003. Diluted earnings per share were $0.51 in the third quarter of 2004 compared with $0.48 in 2003.

For the nine months ended September 30, 2004 net income increased 10.83% to $6.49 million from $5.86 million in 2003. Basic earnings per share were $1.63 for the first nine months of 2004 compared with $1.48 in 2003. Diluted earnings per share were $1.59 for the first nine months of 2004 compared with $1.44 in 2003.

Return on average assets was 1.23% for the third quarter of 2004 and 1.31% for the comparable period in 2003. Return on average equity was 12.53% for the third quarter of 2004 and 12.90% for the third quarter of 2003.

For the nine months ended September 30, 2004 and 2003 return on average assets was 1.31% and 1.32% respectively. Return on average equity was 13.22% in 2004 and 12.88% in 2003.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest yield is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, increased $301 thousand, or 4.92%, for the third quarter of 2004 over 2003. Average earning assets increased 13.38% in the third quarter of 2004 from 2003.

For the nine months ended September 30, 2004 net interest income on a fully tax equivalent basis increased $537 thousand, or 2.93%, over the comparable period in 2003. Comparing the first nine months of 2004 to 2003, average loans increased $30.32 million or 7.88% while investment securities increased $36.36 million or 23.90%. Average earning assets increased 11.86% and the net interest yield decreased from 4.43% in 2003 to 4.08% in 2004.

Net Interest Income (cont.)

Interest expense increased $21 thousand or .91% in the third quarter of 2004 from the third quarter of 2003. Interest bearing liabilities increased $68.14 million or 15.67% in the third quarter of 2004 over the same period in 2003. The cost of funding those liabilities decreased 27 basis points from 2003. For the nine months ended September 30, 2004 interest expense decreased $633 thousand, or 8.52% over the same period in 2003.

The net interest yield for both the three and nine months ended September 30, 2004 decreased by 33 and 35 basis points respectively as compared to 2003. This is because the yield on earning assets decreased more than the yield on interest-bearing liabilities. The Company anticipates that this trend will begin to reverse over the next 24 months based on the interest rate sensitivity analysis.

The following table shows an analysis of average earning assets, interest bearing liabilities and rates and yields.

OLD POINT FINANCIAL CORPORATION
NET INTEREST INCOME ANALYSIS	For the quarter ended September 30,

(Fully taxable equivalent basis)*		2004			2003

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
Dollars in thousands	Balance	Expense	Paid***	Balance	Expense	Paid***

Loans (net of unearned income)**	$427,823	$6,721	6.28%	$388,392	$6,566	6.76%
Investment securities:
Taxable	153,255	1,288	3.36%	113,898	1,025	3.60%
Tax-exempt	39,034	698	7.16%	45,427	815	7.18%
Total investment securities	192,289	1,986	4.13%	159,325	1,840	4.62%
Federal funds sold	12,930	45	1.39%	10,595	24	0.91%
Total earning assets	$633,042	$8,752	5.53%	$558,312	$8,430	6.04%

Time and savings deposits:
Interest-bearing transaction accounts	$ 10,292	$ 6	0.23%	$9,693	$ 7	0.29%
Money market deposit accounts	143,330	201	0.56%	119,329	181	0.61%
Savings accounts	42,778	54	0.50%	36,972	47	0.51%
Certificates of deposit, $100,000 or more	66,150	404	2.44%	58,756	380	2.59%
Other certificates of deposit	145,900	1,004	2.75%	146,277	1,134	3.10%
Total time and savings deposits	408,450	1,669	1.63%	371,027	1,749	1.89%

Federal funds purchased, securities sold under
agreement to repurchase and other borrowings	33,243	79	0.95%	22,018	51	0.93%
Federal Home Loan Bank advances	60,000	587	3.91%	40,278	513	5.09%
Other short term borrowings	1,270	3	0.94%	1,498	4	1.07%
Total interest bearing liabilities	$502,963	2,338	1.86%	$434,821	2,317	2.13%

Net interest income/yield		$6,414	4.05%		$6,113	4.38%

For the nine months ended September 30,

		2004			2003

			Average			Average
		Interest	Rates		Interest	Rates
	Average	Income/	Earned/	Average	Income/	Earned/
Dollars in thousands	Balance	Expense	Paid***	Balance	Expense	Paid***

Loans (net of unearned income)**	$415,334	$19,594	6.29%	$385,013	$20,039	6.94%
Investment securities:
Taxable	148,070	3,805	3.43%	105,416	3,103	3.92%
Tax-exempt	40,395	2,170	7.16%	46,692	2,512	7.17%
Total investment securities	188,465	5,975	4.23%	152,108	5,615	4.92%
Federal funds sold	13,193	107	1.08%	14,448	118	1.09%
Total earning assets	$616,992	$25,676	5.55%	$551,569	$25,772	6.23%

Time and savings deposits:
Interest-bearing transaction accounts	$ 7,230	$ 15	0.28%	$9,451	$ 27	0.38%
Money market deposit accounts	137,716	565	0.55%	118,060	637	0.72%
Savings accounts	41,678	156	0.50%	35,755	156	0.58%
Certificates of deposit, $100,000 or more	61,231	1,129	2.46%	58,005	1,254	2.88%
Other certificates of deposit	145,688	3,034	2.78%	148,675	3,660	3.28%
Total time and savings deposits	393,543	4,899	1.66%	369,946	5,734	2.07%

Federal funds purchased, securities sold under
agreement to repurchase and other borrowings	32,150	213	0.88%	21,570	170	1.05%
Federal Home Loan Bank advances	53,889	1,673	4.14%	39,680	1,512	5.08%
Other short term borrowings	1,516	10	0.88%	1,566	12	1.02%
Total interest bearing liabilities	$481,098	6,795	1.88%	$432,762	7,428	2.29%

Net interest income/yield		$18,881	4.08%		$18,344	4.43%

* Tax equivalent yields based on 34% tax rate.
** Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
*** Annualized.

Provision/Allowance for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $650 thousand for the first nine months of 2004, down from $900 thousand in the comparable period in 2003. Loans charged off (net of recoveries) in the first nine months of 2004 were $812 thousand compared with loans charged off (net of recoveries) of $605 thousand in the first nine months of 2003. On an annualized basis net loan charge-offs were 0.25% of total net loans for the first nine months of 2004 compared with 0.21% for the same period in 2003.

On September 30, 2004 nonperforming assets totaled $2.42 million compared with $453 thousand on September 30, 2003. The September 2004 total consisted of $165 thousand in a former branch site now listed for sale, $441 thousand in nonaccrual loans and $1.81 million in restructured loans. The September 2003 total consisted of $25 thousand in foreclosed real estate, $165 thousand in a former branch site listed for sale and $263 thousand in nonaccrual loans. Loans still accruing interest but past due 90 days or more decreased to $692 thousand as of September 30, 2004 compared with $1.01 million as of September 30, 2003.

The allowance for loan losses on September 30, 2004 was $4.67 million compared with $4.86 million on September 30, 2003. It represented a multiple of 1.93 times nonperforming assets and 2.07 times nonperforming loans. Nonperforming loans includes nonaccrual and restructured loans. The allowance for loan losses was 1.09% and 1.24% of total loans on September 30, 2004 and 2003 respectively.

Management has determined that the allowance for loan losses is adequate. There can be no assurance, however, that additional provisions for loan losses will not be required in the future. Additional provisions could be a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy, on a national basis or in the Company’s market area, or changes in the circumstances of particular borrowers.

The Bank generates a quarterly analysis of the allowance for loan losses with the objective of quantifying portfolio risk into a dollar figure of inherent losses. In addition, internal loan reviews are performed on a regular basis. The determination of the allowance for loan losses is based on applying qualitative and quantitative factors to each category of loans along with any estimated losses for impaired and classified loans within the particular category. The resulting sum is then combined to arrive at a total allowance for all categories. The total allowance required changes as the various types and categories of loans change as a percentage of total loans and as the amount of classified loans change. See “Allowance for Loan Losses” above for additional information on determination of the allowance.

Other Income

For the third quarter of 2004 other income increased $494.47 thousand, or 25.74%, and for the nine months ended September 30, 2004 other income increased $1.49 million or 26.40% over the same periods in 2003. The increase in income is attributed to increases in income from fiduciary activities, service charges on deposit accounts and securities gains. The increase in fiduciary income can be attributed to fee increases that were implemented in 2004. Service charges on deposit accounts increased due to the fees associated with a new service called Old Point Overdraft Privilege, which began in April 2004.

Other Expenses

For the third quarter of 2004 other expenses increased $550 thousand or 11.27% over the third quarter of 2003. For the nine months ending September 2004 other expenses increased $1.33 million or 9.21% over the same period in 2003. For the nine months ended September 30, 2004, salaries and employee benefits increased $851 thousand or 9.50% over the same period in 2003. The increase is attributed to staffing expenses for a new branch that was opened in late 2003. Occupancy expenses increased $95 thousand or 10.28%. Other operating expenses increased $403 thousand or 11.99% over the nine months ending September 30, 2003 and $218 thousand over the third quarter of 2003. The increases are attributed to outside loan review services, Sarbanes-Oxley consulting services and fees paid to consultants in reference to the Old Point Overdraft Privilege product that was introduced in April 2004. The Company anticipates a continued trend of increases in other expense in future periods. Salaries and employee benefits increases as well as occupancy expenses will continue as the Company continues to expand its branch system in 2005. The Company also expects increases to back office staffing expense, consulting and accounting fees related to the implementation of changes to meet the requirements of Section 404 of Sarbanes-Oxley.

Balance Sheet Review

At September 30, 2004 total assets were $692.02 million, up 7.14% from $645.92 million at December 31, 2003. Total net loans grew $24.28 million or 6.07%. Investment securities increased by $12.18 million, 6.57%, in 2004. Bank owned life insurance increased $882 thousand due to increases in the cash value and the purchase of policies in 2004. Total deposits increased $31.37 million, or 6.40% in 2004, $19.37 million or 9.85% in time deposits. Several new time deposit products were introduced in 2004 which offered a choice of higher rates or special features. In July 2004 a free checking product was introduced along with a restructuring of the consumer checking and interest bearing account products to better meet the needs of the customer. Securities sold under agreement to repurchase increased $42 thousand, or 0.11% in 2004.

Capital Ratios

The Company’s capital position remains strong as evidenced by the regulatory capital measurements. At September 30, 2004 the Tier I capital ratio was 14.02%, the total capital ratio was 15.01% and the leverage ratio was 9.70%. These ratios were all well above the regulatory minimum levels of 4.00%, 8.00%, and 3.00%, respectively.

Capital Resources

The Company purchased an existing building in June 2004 for an additional branch location in Virginia Beach. The branch is expected to open in early 2005.

The Company purchased land in April of 2004 for an additional branch location in Isle of Wight. The branch is anticipated to open in the second quarter of 2005.

An additional branch location in Williamsburg is expected to open in late 2004 or early 2005 on land purchased by the Company in 2000.

The Company believes that it has adequate internal and external resources available to fund its capital expenditure requirements.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank. As of the end of the third quarter, the Company had $29 million in Federal Home Loan Bank (FHLB) borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the third quarter 2004, the Company had $40 million available in federal funds to handle any short-term borrowing needs.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

Contractual Obligations

As of September 30, 2004, the long-term debt obligations of Federal Home Loan Bank (FHLB) advances increased to $60 million. After quarter-end, FHLB obligations reduced to $55 million.

As of September 30, 2004, there are no other material changes in the Company's contractual obligations disclosed in Old Point Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

As of September 30, 2004, there are no material changes in the Company's off-balance sheet arrangements disclosed in Old Point Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s Asset Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by ALCO.

The Company utilizes an asset/liability modeling tool. The Company uses gap analysis and earnings simulation features of the model to monitor interest rate risk. The earnings simulation measures changes in a variety of interest rate scenarios. While the model has limitations it represents a reasonably comprehensive view of the magnitude of the interest rate risk in the Company, the distribution of risk along the yield curve, and the level of risk through time. Gap analysis measures the repricing of assets and liabilities over periods of time. Gap is less utilized for interest rate risk analysis since it does not effectively measure the investment options risk impact on the Company and therefore will not be addressed here.

Earnings simulation measures the sensitivity of net income to changes in interest rates. The model calculates earnings estimates based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the gap analysis.

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends, economic forecasts and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

When the company is asset sensitive, net interest income should improve if interest rates rise since assets will reprice faster than liabilities. Conversely, if interest rates fall, net interest income should decline. Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2004. It should be noted, however, that non-maturing deposit liabilities totaling $196 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a kind of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is slightly asset sensitive.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 5.88% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 1.11% increase in net income and that a 200 basis point rise in rates would cause approximately a 2.82% increase in net income at September 30, 2004.

Item 4. Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company is available to or made known to our Chief Executive Officer and Chief Financial Officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. We evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were operating effectively as of September 30, 2004 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports.

The Company's management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of assets to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the most recent fiscal quarter, there were no changes in the Company's internal control over financial reporting or control of assets that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or control of assets.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending or threatened legal proceedings to which Old Point Financial Corporation, or any of it subsidiaries, is a party or to which the property of either Old Point Financial Corporation or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the monthly share repurchases during the period ended September 30, 2004:

Maximum
Number of
			Total Number	Shares that
			Of Shares	May Yet Be
	Total		Purchased	Purchased
	Number	Average	as Part of the	Under the
	of Shares	Price Paid	Repurchase	Repurchase
Period	Purchased	Per Share	Program (1)	Program (1)

7/1/2004 - 7/31/2004	-	-	200,259
8/1/2004 - 8/31/2004	-	-	200,259
9/1/2004 - 9/30/2004	-	-	200,259
Total	-	-

(1)	On February 10, 2004, the Company authorized a program to repurchase shares of its outstanding common stock up to an aggregate of five percent (5%) of the shares outstanding. There is currently no stated expiration date for this program. Old Point Financial Corporation has repurchased 15,749 shares under the current program from February 10, 2004 through September 30, 2004.

Item 5. Other Information.

(b) The company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6. Exhibits.

3.1 Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995
(incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2 Bylaws of Old Point Financial Corporation, as amended August 11, 1992
(incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

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

SIGNATURES

        Pursuant to the requirements of the Securitiess Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 12, 2004

By:	/s/Robert F. Shuford	November 12, 2004
Robert F. Shuford
President and Chief Executive Officer

By:	/s/Laurie D. Grabow	November 12, 2004
Laurie D. Grabow
Senior Vice President and CFO