Form 10-K
period 2004-12-31
OLD POINT FINANCIAL CORP
filed 2005-03-30
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-12896

OLD POINT FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1265373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 West Mellen Street, Hampton, Virginia 23663

(Address of principal executive offices) (Zip Code)

(757) 722-7451

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $74 million. The number of shares of common stock outstanding as of March 15, 2005 was 4,016,144.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement (the “2005 Proxy Statement”) for the 2005 Annual Meeting of Shareholders to be held April 26, 2005 are incorporated by reference in Part III of this report.

OLD POINT FINANCIAL CORPORATION

FORM 10-K

-i-

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

The Company completed a spin-off of its trust department as of April 1, 1999. The newly formed organization is chartered as Old Point Trust and Financial Services, N.A. (“Trust”). Trust is a wholly owned subsidiary of the Company. The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries which continue to conduct business in substantially the same manner and from the same offices.

The Bank is a national banking association founded in 1922. As of the end of 2004, the Bank had sixteen offices in the cities of Hampton, Newport News, Norfolk and Chesapeake as well as James City and York County, Virginia, and provides a full range of banking and related financial services, including checking, savings, time deposits, and other depository services, commercial, industrial, residential real estate, consumer loan services, and safekeeping services. The Bank’s seventeenth branch, located in James City County opened in February 2005.

As of December 31, 2004, the Company had assets of $686.3 million, loans of $433.3 million, deposits of $512.2 million, and stockholders’ equity of $69.1 million. At year-end, the Company and its subsidiaries had a total of 279 employees, 25 of who were part-time.

The Company’s trade area is Hampton Roads, which includes Williamsburg, Poquoson, Newport News, Hampton, Chesapeake, Norfolk, Virginia Beach, Portsmouth and Suffolk. The area also includes the counties of Isle of Wight, Gloucester, James City, Mathews, York, and Surry. Hampton Roads is ranked the 31st largest Metropolitan Statistical Area (MSA) in the United States. Recently recognized by a University of Wisconsin study as the nation’s most diverse region, the region is home to 1.6 million people.

The Hampton Roads economy grew by 4.7% in 2004, exceeding the rates for Virginia for the fourth year in a row. In addition, according to the Old Dominion University Economic Forecasting Project, in 2004, Hampton Roads was expected to experience its most rapid annual economic growth since 1987. Since 2000, the region’s economic growth consistently has exceeded that of the nation (2.9% in 2003), though the gap between the two has been narrowing, and is projected to disappear in 2004. The Hampton Roads economy has become more closely linked to the level and variation in defense expenditures over the past four years.

The banking industry is highly competitive in the Hampton Roads area. 351 branches of banks and savings and loans and 65 credit unions serve Old Point National Bank’s market area. In addition, branches of virtually every major brokerage house serve the community.

As of June 30, 2004, The Old Point National Bank holds seventh place with 3% total market share of all Hampton Roads deposits. Old Point’s total deposits for the entire Hampton roads area grew by almost $43 million, or 9%, between June 2003 and June 2004. We remain strong on the Peninsula, with 14% market share, moving into third place.

REGULATION AND SUPERVISION

Set forth below is a brief description of the material laws and regulations that affect the Company. The description of these statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations summarized below. No assurance can be given that these statutes or regulations will not change in the future.

General. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures and requires additional corporate governance measures and expanded disclosure of the Company’s corporate operations and internal controls. The Company is already complying with the applicable SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Company has incurred and will continue to incur additional expense in complying with the provisions of the SOX and the resulting regulations (including expenses in 2005 associated with initial compliance with SOX 404), this compliance has not had, and is not expected to have, a material impact on the Company’s financial condition or results of operations.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Federal Reserve Bank of Richmond (the “FRB”). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB’s approval is also required for the merger or consolidation of bank holding companies.

The Company is required to file periodic reports with the FRB and provide any additional information the FRB may require. The FRB also has the authority to examine the Company and its subsidiaries, as well as any arrangements between the Company and its subsidiaries, with the cost of any such examinations to be borne by the Company.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by Federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of a bank and its subsidiaries with its affiliates does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Additionally, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

A bank holding company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the FRB has determined by regulation or order are so closely related to banking as to be a proper incident to banking. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that outweigh possible adverse effects.

As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”). Each depositor’s account with the Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law, which is currently $100,000 for each depositor. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by Federal banking law.

As a non-depository national banking association, Trust is subject to regulation, supervision and regular examination by the Comptroller. Trust’s exercise of fiduciary powers must comply with Regulation 9 promulgated by the Comptroller and with Virginia law.

The regulations of the FDIC, the Comptroller and FRB govern most aspects of the Company’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company’s business is particularly susceptible to changes in state and Federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Governmental Policies and Legislation. Banking is a business that depends primarily on interest rate differentials. In general, the difference between the interest rates paid by the Company on its deposits and its other borrowings and the interest rates received by the Company on loans extended to its customers and securities held in its portfolio, comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the Company’s control. Accordingly, the Company’s growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is affected not only by general economic conditions, but is also influenced by the monetary and fiscal policies of the Federal government and the policies of its regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the Virginia Legislature and brought before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict. Certain of the potentially significant changes that have been enacted recently by Congress or various regulatory or professional agencies are discussed below.

Dividends. The Company is a legal entity separate and distinct from its subsidiaries. Virtually all of the Company’s revenues currently result from dividends paid to it by its bank subsidiary. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. Under the National Bank Act, a national bank may not declare a dividend in excess of its undivided profits, which means that the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of the Bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Comptroller. The Bank may not declare or pay any dividend if, after making the dividend, the Bank would be “undercapitalized,” as defined in the federal regulations.

Both the Comptroller and the FDIC have the general authority to limit the dividends paid by national banks and insured banks if the payment is deemed an unsafe and unsound practice. Both the Comptroller and the FDIC have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect the Company’s dividend policies. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. Virginia law also imposes some restrictions on the Company’s ability to pay dividends.

Capital Requirements. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted as a percentage of their book value. See “Management’s Discussion and Analysis – Capital Resources” Part II, Item 7.

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). There are five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations to implement these provisions. Under these regulations, the categories are:

a. Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a Risk-based Capital Ratio of 10% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 6% or greater, (iii) having a Leverage Ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

b. Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a Risk-based Capital Ratio of 8% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 4% or greater and (iii) having a Leverage Ratio of 4% or greater or a Leverage Ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

c. Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a Risk-based Capital Ratio of less than 8% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 4% or (iii) having a Leverage Ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a Leverage Ratio of less than 3%.

d. Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a Risk-based Capital Ratio of less than 6% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 3% or (iii) having a Leverage Ratio of less than 3%.

e. Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

An institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate Federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such dividend would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to the Company.

Deposit Insurance Assessments. FDICIA also requires the FDIC to implement a risk-based assessment system in which the insurance premium relates to the probability that the deposit insurance fund will incur a loss and directs the FDIC to set semi-annual assessments in an amount necessary to increase the reserve ratio of the Bank Insurance Fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

The FDIC has promulgated implementing regulations that base an institution’s risk category partly upon whether the institution is well capitalized (“1”), adequately capitalized (“2”) or less than adequately capitalized (“3”), as defined under the Prompt Corrective Action Regulations. In addition, each insured depository institution is assigned to one of three “supervisory subgroups.” Subgroup “A” institutions are financially sound institutions with few minor weaknesses, subgroup “B” institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration, and subgroup “C” institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on the current capital levels the Company is categorized as a well-capitalized institution in subgroup “A”.

Mortgage Banking Regulation. The Bank’s mortgage banking operation is subject to the rules and regulations of, and examination by the U.S. Department of Housing and Urban Development, the Federal Housing Administration, the Veterans Administration and other federal and state regulatory authorities with respect to originating, processing and selling mortgage loans.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA (discussed below). In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. While the Company satisfies these requirements, the Company has elected for various reasons not to be treated as a financial holding company under the GLBA.

The GLBA has not had a material adverse impact on the Company’s or the Bank’s operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry has experienced further consolidation, which has the result of increasing competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

The GLBA and certain new regulations issued by federal banking agencies also provide protections against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently is evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the USA PATRIOT Act has not materially affected the Bank’s products, services or other business activities.

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Item 2. Properties

The Bank owns the Main Office, five office buildings, and ten branches. All of the above properties are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining four branches are leased from unrelated parties under leases with renewal options which expire anywhere from 4-9 years.

For more information concerning the commitments under current leasing agreements, see Note 11. of the Notes to Consolidated Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K.

The Bank owns three properties which are designated for future branch locations. One property located in the New Town section of James City County opened in February 2005. An existing banking facility located in Virginia Beach is currently being remodeled and is expected to open in August 2005. Land has been purchased in Isle of Wight. The Bank is currently in the process of securing building permits with the anticipation of opening a branch in November 2005.

Item 3. Legal Proceedings

The Company is not a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Executive Officer Since	Principal Occupation During Past Five Years
Robert F. Shuford (67) Chairman of the Board, President and CEO, Old Point Financial Corporation; Chairman of the Board, Old Point National Bank	1965	Banker

Louis G. Morris (50) President and CEO, Old Point National Bank	2000	Banker

Margaret P. Causby (54) Executive Vice President, Risk Management, Old Point National Bank	1996	Banker

Cary B. Epes (56) Executive Vice President, Chief Lending Officer, Old Point National Bank	1994	Banker

Laurie D. Grabow (47) Executive Vice President, Chief Financial Officer, Old Point National Bank	1999	Banker

Eugene M. Jordan, II (50) Executive Vice President, Old Point Trust & Financial Services, N.A.	2003	Attorney

Robert F. Shuford, Jr. (40) Executive Vice President, Chief Operating Officer	2003	Banker

Part II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Old Point Financial Corporation is quoted on the NASDAQ National Market System under the symbol “OPOF”. The approximate number of shareholders of record as of December 31, 2004 was 1,319. The range of high and low prices and dividends paid per share of the Company’s common stock for each quarter during 2004 and 2003 is presented in Item 7. of this Annual Report on Form 10-K under “Capital Resources” and is incorporated herein by reference. Additional information related to stockholder matters can be found in Note 15. Regulatory Matters of the Notes to Consolidated Financial Statements found in Item 8. Financial Statements and Supplementary Data of this Report on Form 10-K.

On February 10, 2004, the Company authorized a program to repurchase shares of its outstanding common stock up to an aggregate of five percent (5%) of the shares outstanding. There is currently no stated expiration date for this program. Old Point Financial Corporation has repurchased 15,749 shares under the current program from February 10, 2004 through December 31, 2004. The Company did not repurchase any shares of the Company’s common stock during the quarter ended December 31, 2004.

Item 6. Selected Financial Data

The following table summarizes the Company’s performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years Ended December 31,	2004	2003	2002	2001	2000
	(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$33,639	$33,167	$34,112	$35,108	$33,644
Interest expense	9,248	9,643	11,956	16,156	16,707

Net interest income	24,391	23,524	22,156	18,952	16,937
Provision for loan loss	850	1,000	1,700	1,200	625

Net interest income after provision for loan loss	23,541	22,524	20,456	17,752	16,312
Gains (losses) on sales of investment securities	215	60	14	(1)	44
Noninterest income	9,205	7,408	7,128	6,543	5,641
Noninterest expenses	21,172	19,596	18,291	16,850	15,657

Income before taxes	11,789	10,396	9,307	7,444	6,340
Income taxes	3,209	2,571	2,256	1,734	1,207

Net income	$8,580	$7,825	$7,051	$5,710	$5,133

FINANCIAL CONDITION

Total assets	$686,275	$645,915	$576,623	$518,759	$477,096
Total deposits	512,160	490,422	454,052	412,303	374,779
Total loans	433,253	405,111	377,961	346,483	319,910
Stockholders’ equity	69,139	63,299	58,116	50,912	46,497
Average assets	669,869	600,733	543,184	502,035	459,603
Average equity	66,456	61,085	55,079	49,721	43,258

PERTINENT RATIOS

Return on average assets	1.28%	1.30%	1.30%	1.14%	1.12%
Return on average equity	12.91%	12.81%	12.80%	11.48%	11.87%
Dividends paid as a percent of net income	28.92%	27.35%	25.19%	28.17%	29.23%
Average equity as a percent of average assets	9.92%	10.17%	10.14%	9.90%	9.41%

PER SHARE DATA

Basic EPS	$2.15	$1.98	$1.80	$1.47	$1.32
Diluted EPS	$2.10	$1.92	$1.77	$1.46	$1.32
Cash dividends declared	0.62	0.54	0.453	0.413	0.387
Book value	17.23	15.92	14.76	13.06	11.97

GROWTH RATES

Year-end assets	6.25%	12.02%	11.15%	8.73%	9.35%
Year-end deposits	4.43%	8.01%	10.13%	10.01%	3.84%
Year-end loans	6.95%	7.18%	9.09%	8.31%	13.59%
Year-end equity	9.23%	8.92%	14.15%	9.50%	13.92%
Average assets	11.51%	10.59%	8.20%	9.23%	8.48%
Average equity	8.79%	10.90%	10.78%	14.94%	5.92%
Net income	9.65%	10.98%	23.49%	11.24%	6.45%
Cash dividends declared	14.81%	19.21%	9.69%	6.72%	7.50%
Book value	8.23%	7.84%	13.07%	9.11%	13.60%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating the financial condition, changes in financial condition and the results of operations of Old Point Financial Corporation (the “Company”). Old Point Financial Corporation consists of the parent company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust and Financial Services, collectively referred to as the Company. This discussion should be read in conjunction with the consolidated financial statements and other financial information contained elsewhere in this report.

Caution About Forward-Looking Statements

In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement, that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

Executive Overview

Description of Operations

Headquartered in Hampton, Virginia, Old Point Financial Corporation is the locally owned parent company of Old Point Trust & Financial Services, N.A. and The Old Point National Bank of Phoebus. Old Point Trust & Financial Services, N.A. is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, and investment management services to individual and business customers. The Bank is an independent community bank with sixteen branches throughout the Hampton Roads localities of Chesapeake, Hampton, Newport News, Norfolk, York County and Williamsburg/James City County as of December 31, 2004. The Bank’s seventeenth branch, located in the New Town section of James City County opened in February 2005.

Primary Financial Data for 2004

The Company earned $8.6 million in 2004, a 9.7% increase in net income from 2003. Basic earnings per share increased from $1.98 in 2003 to $2.15 in 2004 and diluted earnings per share increased from $1.92 to $2.10. The Company’s increase in net income is mainly attributed to income from service charges on deposit accounts due to the fees associated with Old Point Overdraft Privilege, which began in April 2004.

Significant Factors Affecting Earnings in 2005

The Company plans on opening three new branches in 2005. As with any new facility a negative effect on earnings is expected in the first few years. In 2005 the Company will also implement a consumer checking account marketing strategy to increase our customer base by increasing the number of consumer checking accounts openings. The Company will be implementing various technology upgrades, to include ATM replacements and branch automation. Bank management will be re-visiting the branch banking hours and making any adjustments deemed necessary to best meet our customers’ needs during the second quarter. Sarbanes-Oxley (SOX) will continue to be a factor in 2005 as the Company moves towards full compliance with all provisions of SOX. The Company will continue to hire exceptional employees to meet customer service needs and will provide training for all employees to ensure personal and professional development of the staff. The Bank plans to implement centralized loan processing late in the second quarter to ensure consistent compliance and efficiency in the loan operation. Asset quality will continue to be a major focus as the Bank grows the loan portfolio in 2005.

Critical Accounting Estimates

The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The accounting policy that required management’s most difficult, subjective or complex judgments is the Company’s Allowance for Loan Losses, which is described below.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when occurrence is probable and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either SFAS No. 5 or SFAS No. 114. Management’s estimate of each SFAS No. 5 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

The Company adopted SFAS No.114, which has been amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”. SFAS No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. SFAS No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the net market value of any underlying collateral.

While management uses the best information available to establish the allowance for loan and lease losses, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from pervious estimates.

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

Earnings Summary

Net income was $8.6 million, or $2.10 diluted earnings per share in 2004 compared to $7.8 million, or $1.92 diluted earnings per share in 2003 and $7.1 million, or $1.77 diluted earnings per share in 2002. The net income for 2004 was in-line with management expectations for the year.

Return on average assets was 1.28% in 2004, 1.30% in 2003 and 1.30% in 2002. Return on average equity was 12.91% in 2004, 12.81% in 2003 and 12.80% in 2002.

For the past five years return on average assets has averaged 1.23% and return on average equity has averaged 12.37%. Selected Financial Highlights summarizes the Company’s performance for the past five years.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest yield is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $25.4 million in 2004, up $712 thousand from 2003 and up $2.0 million from 2002. The net interest yield was 4.05% in 2004 as compared to 4.37% in 2003 and 4.57% in 2002.

Tax equivalent interest income increased $317 thousand, or .01%, in 2004. Average earning assets grew $62.0 million, or 10.95%. Total average loans increased $31.6 million, or 8.17%, while average investment securities increased $32.8 million, or 20.11%. The yield on earning assets decreased in 2004 by fifty-five basis points primarily due to declining yields in the investment portfolio.

Interest expense decreased $395 thousand or 4.10%, in 2004 while interest-bearing liabilities increased 11.66% in 2004. The cost of funding those liabilities decreased 32 basis points.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

YEARS ENDED DECEMBER 31,

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(in thousands)
ASSETS

Loans	$418,781	$26,361	6.29%	$387,137	$26,538	6.85%	$362,228	$27,320	7.54%
Investment securities:
Taxable	155,601	5,287	3.40%	116,993	4,368	3.73%	84,867	4,278	5.04%
Tax-exempt	40,063	2,862	7.14%	45,907	3,295	7.18%	49,097	3,541	7.21%

Total investment securities	195,664	8,149	4.16%	162,900	7,663	4.70%	133,964	7,819	5.84%
Federal funds sold	13,475	173	1.28%	15,902	165	1.03%	16,120	250	1.55%

Total earning assets	627,920	34,683	5.52%	565,939	34,366	6.07%	512,312	35,389	6.91%
Reserve for loan losses	(4,723)			(4,789)			(4,304)

	623,197			561,150			508,008

Cash and due from banks	16,397			13,906			11,478
Bank premises and equipment	16,341			14,170			14,718
Other assets	13,934			11,509			8,980

Total assets	$669,869			$600,735			$543,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$9,654	$25	0.26%	$10,160	$35	0.34%	$7,922	$46	0.58%
Money market deposit accounts	138,776	798	0.58%	120,206	817	0.68%	110,767	1,242	1.12%
Savings accounts	41,937	209	0.50%	36,613	205	0.56%	31,940	302	0.95%
Time deposits, $100,000 or more	68,434	1,536	2.24%	56,944	1,597	2.80%	56,048	1,991	3.55%
Other time deposits	139,771	4,046	2.89%	147,822	4,704	3.18%	142,591	6,306	4.42%

Total time and savings deposits	398,572	6,614	1.66%	371,745	7,358	1.98%	349,268	9,887	2.83%
Federal funds purchased, repurchase agreements and other borrowings	35,850	371	1.03%	23,950	231	0.96%	26,514	413	1.56%
Federal Home Loan Bank advances	54,315	2,263	4.17%	42,019	2,054	4.89%	27,932	1,656	5.93%

Total interest-bearing liabilities	488,737	9,248	1.89%	437,714	9,643	2.20%	403,714	11,956	2.96%
Demand deposits	112,043			99,322			82,028
Other liabilities	2,671			2,613			2,363

Total liabilities	603,451			539,649			488,105
Stockholders’ equity	66,418			61,086			55,079

Total liabilities and stockholders’ equity	$669,869			$600,735			$543,184

Net interest income/yield		$25,435	4.05%		$24,723	4.37%		$23,433	4.57%

*	Computed on a fully taxable equivalent basis using a 34% rate

The following table summarizes changes in net interest income attributable to changes in the volume of interest bearing assets and liabilities and changes in interest rates.

	VOLUME AND RATE ANALYSIS * (in thousands)
	2004 vs. 2003 Increase (Decrease) Due to Changes in:			2003 vs. 2002 Increase (Decrease) Due to Changes in:			2002 vs. 2001 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$2,169	$(2,346)	$(177)	$1,879	$(2,661)	$(782)	$2,519	$(2,964)	$(445)
Investment Securities:
Taxable	1,441	(522)	919	1,620	(1,531)	89	469	(579)	(110)
Tax-exempt	(420)	(14)	(434)	(230)	(14)	(244)	(213)	(20)	(233)

Total investment securities	1,022	(537)	485	1,390	(1,545)	(155)	256	(599)	(343)

Federal funds sold	(25)	34	9	(3)	(83)	(86)	64	(377)	(313)

Total earning assets	3,167	(2,850)	317	3,266	(4,289)	(1,023)	2,840	(3,940)	(1,101)

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts	(2)	(8)	(10)	13	(24)	(11)	18	(60)	(42)
Money market deposit accounts	126	(145)	(19)	106	(531)	(425)	219	(1,136)	(917)
Savings accounts	30	(26)	4	44	(141)	(97)	57	(291)	(234)
Time deposits, $100,000 or more	322	(383)	(61)	32	(426)	(394)	380	(1,061)	(681)
Other time deposits	(256)	(402)	(658)	231	(1,833)	(1,602)	(23)	(1,873)	(1,896)

Total time and savings deposits	220	(964)	(744)	426	(2,955)	(2,529)	651	(4,421)	(3,770)

Federal funds purchased, repurchase agreements and other borrowings	115	25	140	(40)	(142)	(182)	(1,171)	(841)	(2,012)
Federal Home Loan Bank advances	601	(392)	209	835	(437)	398	872	711	1,583

Total interest-bearing liabilities	936	(1,331)	(395)	1,221	(3,534)	(2,313)	353	(4,552)	(4,199)

Change in net interest income	$2,231	$(1,519)	$712	$2,043	$(753)	$1,290	$2,488	$611	$3,098

*	Computed on a fully taxable equivalent basis using a 34% rate.

Interest Sensitivity

An important element of earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap and liquidity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. This gap can be managed by repricing assets or liabilities, which are variable rate instruments, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact of rising or falling interest rates on net interest income.

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generating and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors. The Company uses computer simulations to measure the effect of various interest rate scenarios on net interest income. This modeling reflects interest rate changes and the related impact on net interest income and net income over specified time horizons.

Based on scheduled maturities only, the Company was liability sensitive as of December 31, 2004. It should be noted, however, that non-maturing deposit liabilities totaling $200 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is slightly asset sensitive.

When the Company is asset sensitive, net interest income should improve if interest rates rise since assets will reprice faster than liabilities. Conversely, if interest rates fall, net interest income should decline.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 6.36% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 1.22% increase in net income and that a 200 basis point rise in rates would cause approximately a 2.49% increase in net income at December 31, 2004.

Interest Sensitivity

The following table reflects the earlier of the maturity or repricing data for various assets and liabilities as of December 31, 2004.

TABLE III

INTEREST SENSITIVITY ANALYSIS

As of December 31, 2004 (in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Uses of funds

Federal funds sold	$1,978	$—	$—	$—	$1,978
Taxable investments	12,736	1,802	155,181	1,107	170,826
Tax-exempt investments	302	1,353	17,213	21,110	39,978

Total investments	15,016	3,155	172,394	22,217	212,782

Loans
Commercial	22,244	898	22,751	4,723	50,616
Tax-exempt	87	—	—	2,481	2,568
Consumer	6,818	2,442	43,957	13,913	67,130
Real estate	77,320	6,640	162,033	61,331	307,324
Other	1,900	41	3,374	300	5,615

Total loans	108,369	10,021	232,115	82,748	433,253

Total earning assets	$123,385	$13,176	$404,509	$104,965	$646,035

Sources of funds

Interest checking deposits	$10,212	$—	$—	$—	$10,212
Money market deposit accounts	147,325	—	—	—	147,325
Regular savings accounts	42,948	—	—	—	42,948
Time deposits $100,000 or more	23,550	14,859	27,174	—	65,583
Other time deposits	22,430	46,322	75,811	—	144,565
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	65,769	—	5,000	30,000	100,769
Other borrowings	3,159	—	—	—	3,159

Total interest bearing liabilities	$315,393	$61,182	$107,985	$30,000	$514,561

Rate sensitivity GAP	$(192,008)	$(48,006)	$296,524	$74,965	$131,474

Cumulative GAP	$(192,008)	$(240,015)	$56,509	$131,474

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio.

The provision for loan losses decreased to $850 thousand in 2004 and was $1.0 million in 2003 and $1.7 million in 2002. The decrease was due to the quarterly calculation of the allowance for loan loss. Although loans charged off for 2004 increased from 2003 as detailed in the next paragraph, a large portion of the charge off amount was specifically allocated in the allowance in previous years. Therefore, additional provisions in 2004 were unnecessary.

Loans that were charged off during 2004 totaled $1.7 million compared to $1.2 million in 2003 and $1.4 million in 2002. Recoveries amounted to $351 thousand in 2004, $462 thousand in 2003 and $383 thousand in 2002. The Company’s net loans charged off to year-end loans were 0.32% in 2004, 0.18% in 2003, and 0.27% in 2002. The allowance for loan losses, as a percentage of year-end loans, was .99% in 2004, 1.19% in 2003, and 1.21% in 2002.

As of December 31, 2004, nonperforming assets were $567 thousand, up from $408 thousand at year-end 2003. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 2004 total consisted of other real estate of $165 thousand and $402 thousand in nonaccrual loans. The other real estate consists of $165 thousand in commercial property originally acquired as a potential branch site and now listed for sale. Nonaccrual loans consisted of $285 thousand in real estate loans and $117 thousand in commercial loans not secured by real estate. Loans still accruing interest but past due 90 days or more increased to $1.1 million as of December 31, 2004 compared to $736 thousand as of December 31, 2003.

Noninterest Income

Noninterest income increased $2.0 million, or 26.14%, in 2004 from 2003 compared to an increase of $326 thousand, or 4.56%, in 2003 from 2002. The growth in other income is attributed to increases in fiduciary income, service charges on deposit accounts and securities gains. The increase in fiduciary income can be attributed to fee increases that were implemented in 2004. Service charges on deposit accounts increased due to the fees associated with a new service called Old Point Overdraft Privilege, which began in April 2004.

Noninterest Expenses

Noninterest expenses increased $1.6 million, or 8.04%, in 2004 over 2003 after increasing 7.13% in 2003 from 2002. Salaries and employee benefits increased by $1.1 million, or 9.02%, as a result of normal yearly salary increases, staffing expenses for a new branch that was opened in late 2003, and back office staffing expenses. Occupancy expenses increased $62 thousand, or 2.12%. Other operating expenses increased $422 thousand, or 9.25%, in 2004 over 2003 due to outside loan review services, Sarbanes-Oxley consulting services and fees paid to consultants in reference to the Old Point Overdraft Privilege product that was introduced in April 2004. The Company anticipates a continued trend of increases in other expense in future periods. Salaries and employee benefits increases as well as occupancy expenses will continue as the Company continues to expand its branch system in 2005. The Company also expects increases to back office staffing expense and consulting and accounting fees related to the implementation of changes to meet the requirements of Section 404 of Sarbanes-Oxley.

Balance Sheet Review

At December 31, 2004, the Company had total assets of $686.3 million, up 6.25% from $645.9 million at December 31, 2003. Total loans as of December 31, 2004 were $433.3 million, up 6.95% from $405.1 million at December 31, 2003. The Company realized significant growth in the real estate category of loans. Note 4. of the consolidated financial statements details the loan volume by category for the past two years.

Average assets in 2004 were $669.9 million compared to $600.7 million in 2003. The growth in assets in 2004 was due to the increase in average investments, which were up 20.11% and average loans, which were up 8.17% in 2004.

Total investment securities at December 31, 2004 were $210.8 million, up 13.80% from $185.2 million on December 31, 2003. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

At December 31, 2004, total deposits increased to $512.2 million, up 4.43% from $490.4 million on December 31, 2003. Noninterest-bearing deposits decreased $12.6 million, or 11.02% at year-end 2004 over 2003. Savings deposits increased $20.2 million, or 11.19% in 2004 over 2003. Time deposits increased $14.1 million, or 7.21% in 2004 from 2003. Several new time deposit products were introduced in 2004 that offered a choice of higher rates or special features. In July 2004 a free checking product was introduced along with a restructuring of the consumer checking and interest-bearing account products to better meet the needs of the customer.

Investment Portfolio

The following table sets forth a summary of the investment portfolio:

	As of December, 31
	2004	2003	2002
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury	$992	$1,038	$6,089
U.S. Government agencies	155,187	121,942	68,351
Obligations of state and political subdivisions	40,441	45,941	50,970
Money market investment	662	896	1,044
Federal Home Loan Bank stock - restricted	3,757	2,500	1,750
Federal Reserve Bank stock - restricted	169	169	169
Other marketable equity securities	172	373	115

	$201,380	$172,859	$128,488

Held-to-maturity securities, at cost:
U.S. Treasury	$—	$176	$354
U.S. Government agencies	8,509	11,198	26,047
Obligations of state and political subdivisions	915	1,015	1,115

	$9,424	$12,389	$27,516

Total	$210,804	$185,248	$156,004

The following table summarizes the contractual maturity of the investment portfolio and their weighted average yields as of December 31, 2004:

	1 year or less	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury	$992	$—	$—	$—	$992
Weighted average yield	2.03%	—	—	—	2.03%

U.S. Government agencies	$8,786	$154,910	$—	$—	$163,696
Weighted average yield	5.30%	3.27%	—	—	3.38%

Obligations of state and political subdivisions	$1,654	$17,484	$17,149	$5,069	$41,356
Weighted average yield	7.36%	6.79%	6.58%	6.60%	6.70%

Money market investment	$662	$—	$—	$—	$662
Weighted average yield	1.52%	—	—	—	1.52%

Federal Home Loan Bank stock - restricted	$3,757	$—	$—	$—	$3,757
Weighted average yield	2.62%	—	—	—	2.62%

Federal Reserve Bank stock - restricted	$169				$169
Weighted average yield	6.00%	—	—	—	6.00%

Other marketable equity securities	$—	$—	$—	$172	$172
Weighted average yield				18.12%	18.12%

Total securities	$16,020	$172,394	$17,149	$5,241	$210,804
Weighted average yield	4.54%	3.63%	6.58%	6.98%	4.02%

Yields are calculated on a fully tax equivalent basis using a 34% rate.

Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 2000 through 2004:

TABLE V

LOAN PORTFOLIO

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Commercial and other	$56,231	$53,711	$52,183	$51,608	$62,181
Real estate construction	44,228	32,844	29,822	27,056	15,219
Real estate mortgage	263,096	241,869	204,946	177,237	155,367
Tax exempt	2,568	2,844	2,966	2,957	3,314
Installment loans to individuals	67,130	73,844	88,044	87,625	83,829

Total	$433,253	$405,112	$377,961	$346,483	$319,910

Based on Standard Industry Code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

The maturity distribution and rate sensitivity of certain categories of the Bank’s loan portfolio at December 31, 2004 is presented below:

TABLE VI

MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2004	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial and other	$25,198	$26,126	$4,907	$56,231
Real estate construction	36,277	6,694	1,257	44,228

Total	$61,475	$32,820	$6,164	$100,459

Loans due after 1 year with:
Fixed interest rate		$28,560	$5,917	$34,477
Variable interest rate		$4,260	$247	$4,507

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 2000 through 2004.

TABLE VII

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

As of December 31, Dollars in thousands	2004	2003	2002	2001	2000
Nonaccrual loans	$402	$243	$314	$351	$37
Accruing loans past due 90 days or more	1,122	736	608	450	470
Restructured loans	1,806	—	—	—	—
Interest income which would have been recorded under original loan terms	42	34	49	41	25
Interest income recorded during the period	35	12	16	83	9

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 2004 such problem loans, not included in Table VII, amounted to approximately $4.2 million.

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

The following table shows an analysis of the Allowance for Loan Losses for the years 2000 through 2004.

TABLE VIII ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance at the beginning of period	$4,832	$4,565	$3,894	$3,649	$3,111

Charge-offs:
Commercial, financial and agricultural	468	149	545	680	266
Real estate construction	4	—	8	—	—
Real estate mortgage	327	244	98	19	—
Consumer loans	702	802	761	724	486
Other loans	229	—	—	36	—

Total charge-offs	1,730	1,195	1,412	1,459	752

Recoveries:
Commercial, financial and agricultural	29	219	90	222	418
Real estate construction	—	—	—	—	—
Real estate mortgage	36	6	5	21	3
Consumer loans	220	237	288	256	244
Other loans	66	—	—	5	—

Total recoveries	351	462	383	504	665

Net charge-offs	1,379	733	1,029	955	87

Additions charged to operations	850	1,000	1,700	1,200	625

Balance at end of period	$4,303	$4,832	$4,565	$3,894	$3,649

Selected loan loss statistics Loans (net of unearned income):
End of period	$433,253	$405,111	$377,961	$346,483	$319,910
Daily average	$418,781	$387,137	$362,228	$332,097	$303,826

Net charge-offs to average total loans	0.33%	0.19%	0.28%	0.29%	0.03%
Provision for loan losses to average total loans	0.20%	0.26%	0.47%	0.36%	0.21%
Provision for loan losses to net charge-offs	61.64%	136.43%	165.21%	125.65%	718.39%
Allowance for loan losses to period end loans	0.99%	1.19%	1.21%	1.12%	1.14%
Earnings to loan loss coverage*	8.16	15.55	8.89	7.90	76.57

*	Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 2000 through 2004.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2004		2003		2002		2001		2000
	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans
Commercial and other	1,207	13.6%	1,032	14.0%	781	14.6%	667	15.7%	$742	20.5%
Real Estate Construction	18	10.2%	106	8.1%	149	7.9%	119	7.8%	49	4.8%
Real Estate Mortgage	1,957	60.7%	743	59.7%	1,362	54.2%	791	51.2%	212	48.5%
Consumer	1,014	15.5%	777	18.2%	1,135	23.3%	921	25.3%	519	26.2%
Unallocated	107	N/A	2,174	N/A	1,138	N/A	1,396	N/A	2,127	N/A

Total	$4,303	100.0%	$4,832	100.0%	$4,565	100.0%	$3,894	100.0%	$3,649	100.0%

Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 2004, 2003 and 2002.

TABLE X
DEPOSITS

	Years ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Interest-bearing transaction accounts	$9,654	0.26%	$10,160	0.34%	$7,922	0.58%
Money market deposit accounts	138,776	0.58%	120,206	0.68%	110,767	1.12%
Savings accounts	41,937	0.51%	36,613	0.56%	31,940	0.95%
Time deposits, $100,000 or more	68,434	2.24%	56,944	2.80%	56,048	3.55%
Other time deposits	139,771	2.89%	147,822	3.18%	142,591	4.42%

Total interest-bearing deposits	398,572	1.66%	371,745	1.98%	349,268	2.83%
Noninterest-bearing demand deposits	112,043		99,322		82,028

Total deposits	$510,615		$471,067		$431,296

The following table shows time deposits in amounts of $100,000 or more as of December 31, 2004, 2003, and 2002 by time remaining until maturity.

TABLE XI
TIME DEPOSITS OF $100,000 & MORE

	2004	2003	2002
	(in thousands)
Maturing in:
3 months or less	$22,821	$12,591	$12,527
3 through 6 months	6,235	9,191	10,080
6 through 12 months	8,743	14,686	11,047
greater than 12 months	27,785	17,671	19,791

	$65,583	$54,139	$53,445

Return on Equity and Assets

The return on average shareholders’ equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

	2004	2003	2002
Return on average assets	1.28%	1.30%	1.30%
Return on average equity	12.91%	12.81%	12.80%
Dividend pay-out ratio	28.92%	27.35%	25.19%
Average equity to average assets	9.92%	10.17%	10.14%

Capital Resources

Total stockholders’ equity as of December 31, 2004 was $69.1 million, up 9.23% from $63.3 million on December 31, 2003. The Company’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios for 2004, 2003 and 2002. As shown below, these ratios were all well above the regulatory minimum levels.

	2004 Regulatory Requirements	2004	2003	2002
Tier 1	4.00%	14.45%	14.15%	13.91%
Total Capital	8.00%	15.35%	15.26%	15.12%
Tier 1 Leverage	3.00%	9.95%	9.81%	9.79%

Year-end book value was $17.23 in 2004 and $15.92 in 2003. Cash dividends were $2.5 million, or $0.62 per share in 2004 and $2.1 million, or $0.54 per share in 2003. The common stock of the Company has not been extensively traded. The table below shows the high and low closing prices for each quarter of 2004 and 2003. The stock is quoted on the NASDAQ under the symbol “OPOF” and the prices below are based on trade information. There were 1,319 stockholders of the Company as of December 31, 2004. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the dividends paid and market price on Old Point Financial Corporation common stock for 2004 and 2003.

	2004			2003
	Dividend	Market Value		Dividend	Market Value
		High	Low		High	Low
1st Quarter	$0.15	$34.00	$28.75	$0.12	$37.13	$25.00
2nd Quarter	$0.15	$31.89	$27.50	$0.12	$39.00	$29.00
3rd Quarter	$0.16	$30.86	$29.50	$0.15	$34.30	$27.30
4th Quarter	$0.16	$34.75	$29.90	$0.15	$34.31	$28.25

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank. As of December 31, 2004, the Company had $34 million in Federal Home Loan Bank (FHLB) borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2004, the company had $40 million available in federal funds to handle any short-term borrowing needs.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use for liquidity at December 31, 2004 and December 31, 2003. Dividing the total sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

(in thousands)

	December 31, 2004			December 31, 2003
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$40,000	—	$40,000	$30,000	—	$30,000
Federal Home Loan Bank advances	88,590	55,000	33,590	83,407	50,000	33,407
Federal funds sold			1,978			14,969
Securities, available for sale and unpledged at fair value			85,839			74,971

Total short-term funding sources			$161,407			$153,347

Uses:
Unfunded loan commitments and lending lines of credit			$36,216			$43,648
Letters of credit			1,572			487
Commitments to Purchase Assets			1,190			790
Anticipated decline in Borrowed Funds (Demand Note)			3,159			1,811

Total potential short-term funding uses			$42,137			$46,736

Ratio of short-term funding sources to potential uses			383.1%			328.1%

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of Old Point Financial Corporation. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available for sale. The Company’s primary external source of liquidity is advances from the FHLB of Atlanta.

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

Off-Balance Sheet Lending Related Commitments

The Company had $94.0 million in consumer and commercial commitments at December 31, 2004. The Company also had $5.2 million at December 31, 2004 in letters of credit that the Bank will fund if certain future events occur.

The Company has the liquidity and capital resources to handle these commitments in the normal course of business.

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2004:

	Payments due by period
(in thousands) Contractual Obligations	Total	1 Year and less	2-3 years	4-5 years	More Than 5 Years
Short-Term Debt Obligations	$48,928	$48,928	—	—	—
Long-Term Debt Obligations	$55,000	$5,000	$15,000	$20,000	$15,000
Operating Lease Obligations	$1,522	$320	$648	$401	$153
Funding Obligations	$1,048	$1,048	—	—	—

Total contractual cash obligations excluding deposits	$106,498	$55,296	$15,648	$20,401	$15,153

Deposits	$512,160	$409,175	$72,154	$21,717	$9,114

Total	$618,658	$464,471	$87,802	$42,118	$24,267

Short-term debt obligations include federal funds purchased, securities sold under agreement to repurchase and Demand Note US Treasury. As of December 31, 2004, the long-term debt obligations of Federal Home Loan Bank (FHLB) advances increased to $55 million as compared to $50 million as of December 31, 2003.

As of December 31, 2004, there are no other material changes in the Company’s contractual obligations disclosed in Old Point Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Short-Term Borrowings

Short-term borrowings consist of the following at December 31, 2004, 2003 and 2002:

TABLE XII
SHORT-TERM BORROWINGS

	2004		2003		2002
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Balance at December 31,
Federal funds purchased	$—	0.00%	$—	0.00%	$—	0.00%
Securities sold under agreement to repurchase	45,768	1.02%	38,007	0.93%	21,283	1.13%
U. S. treasury demand notes and other borrowed money	3,160	2.00%	1,811	0.75%	6,000	1.00%

Total	$48,928		$39,818		$27,283

Average daily balance at December 31:
Federal funds purchased	$1,269	1.82%	$116	0.53%	$1	1.80%
Securities sold under agreement to repurchase	32,978	1.04%	22,162	1.01%	25,475	1.50%
U. S. treasury demand notes and other borrowed money	1,667	1.15%	1,673	0.93%	2,172	1.43%

Total	$35,914	1.07%	$23,951	1.00%	$27,648	1.49%

Maximum month-end outstanding balance:
Federal funds purchased	$—		$—		$—
Securities sold under agreement to repurchase	$46,067		$38,502		$26,098
U. S. treasury demand notes and other borrowed money	$5,316		$6,000		$6,000

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 14 through 17 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the company are presented below followed by the financial statements of the parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Old Point Financial Corporation

Hampton, Virginia

We have audited the accompanying consolidated balance sheet of Old Point Financial Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Old Point Financial Corporation and subsidiaries for the years ended December 31, 2003 and 2002 were audited by other auditors whose report, dated February 27, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

January 20, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Old Point Financial Corporation

Hampton, Virginia

We have audited the accompanying consolidated balance sheet of Old Point Financial Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended December 3l, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ PKF Witt Mares, PLC

February 27, 2004

Norfolk, Virginia

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2004	2003
	(in thousands)
Assets
Cash and due from banks	$11,595	$18,384
Federal funds sold	1,978	14,969

Cash and cash equivalents	13,573	33,353
Securities available-for-sale, at fair value	201,380	172,859
Securities held-to-maturity (fair value approximates $9,542 and $12,922)	9,424	12,389
Loans, net of allowance for loan losses of $4,303 and $4,832	428,950	400,279
Premises and equipment, net	18,543	14,163
Other assets	14,405	12,872

	$686,275	$645,915

Liabilities & Stockholders’ Equity
Deposits:
Noninterest-bearing deposits	$101,527	$114,101
Savings deposits	200,485	180,307
Time deposits	210,148	196,014

Total deposits	512,160	490,422
Federal funds purchased, repurchase agreements and other borrowings	48,928	39,818
Federal Home Loan Bank advances	55,000	50,000
Accrued expenses and other liabilities	1,048	2,376

Total liabilities	617,136	582,616

Commitments and contingencies

Stockholders’ Equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,013,644 and 3,976,019 shares issued	20,068	19,880
Additional paid-in capital	14,074	12,433
Retained earnings	34,804	30,246
Accumulated other comprehensive income	193	740

Total stockholders’ equity	69,139	63,299

	$686,275	$645,915

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$26,290	$26,459	$27,247
Interest on federal funds sold	173	165	250
Interest on securities:
Taxable	5,152	4,255	4,182
Tax-exempt	1,889	2,175	2,337
Dividends and interest on all other securities	135	113	96

Total interest and dividend income	33,639	33,167	34,112

Interest Expense:
Interest on savings deposits	1,032	1,057	1,590
Interest on time deposits	5,582	6,301	8,297
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	371	231	413
Interest on Federal Home Loan Bank advances	2,263	2,054	1,656

Total interest expense	9,248	9,643	11,956

Net interest income	24,391	23,524	22,156
Provision for loan losses	850	1,000	1,700

Net interest income, after provision for loan losses	23,541	22,524	20,456

Noninterest Income:
Income from fiduciary activities	2,530	2,224	2,223
Service charges on deposit accounts	4,348	2,942	2,880
Other service charges, commissions and fees	1,523	1,263	1,083
Income from bank owned life insurance	458	428	332
Net gain on available-for-sale securities	215	60	14
Other operating income	346	551	610

Total noninterest income	9,420	7,468	7,142

Noninterest Expense:
Salaries and employee benefits	13,201	12,109	11,077
Occupancy and equipment	2,985	2,923	2,811
Postage and courier	443	405	371
Service fees	615	486	336
Data processing	591	488	549
Customer development	404	353	415
Employee professional development	470	427	430
Other	2,463	2,405	2,302

Total noninterest expenses	21,172	19,596	18,291

Income before income taxes	11,789	10,396	9,307
Income tax expenses	3,209	2,571	2,256

Net income	$8,580	$7,825	$7,051

Basic Earnings per Share
Average shares outstanding (in thousands)	3,997	3,959	3,914
Net income per share of common stock	$2.15	$1.98	$1.80

Diluted Earnings per Share
Average shares outstanding (in thousands)	4,086	4,080	3,994
Net income per share of common stock	$2.10	$1.92	$1.77

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2004, 2003 and 2002

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share data)
Balance at December 31, 2001	2,599,577	$12,998	$10,455	$27,341	$118	$50,912
Comprehensive income:
Net income		—	—	7,051	—	7,051
Unrealized holding gains arising during the period (net of tax, $992)					1,926	1,926
Reclassification adjustment, (net of tax, $5)					(9)	(9)
Minimum pension liability adjustment (net of tax $189)		—	—	—	(366)	(366)

Total comprehensive income		—	—	7,051	1,551	8,602
Sale of common stock	37,400	140	710	(472)	—	378
Stock dividend declared	1,299,743	6,546		(6,546)		—
Cash dividends ($.453 per share)		—	—	(1,776)	—	(1,776)

Balance at December 31, 2002	3,936,720	$19,684	$11,165	$25,598	$1,669	$58,116

Comprehensive income:
Net income		—	—	7,825	—	7,825
Unrealized holding (losses) arising during the period (net of tax, $374)					(727)	(727)
Reclassification adjustment, (net of tax, $20)		—	—	—	(40)	(40)
Minimum pension liability adjustment (net of tax $83)		—	—	—	(162)	(162)

Total comprehensive income (loss)		—	—	7,825	(929)	6,896
Sale of common stock	39,299	196	1,268	(1,037)	—	427
Cash dividends ($.54 per share)		—	—	(2,140)	—	(2,140)

Balance at December 31, 2003	3,976,019	$19,880	$12,433	$30,246	$740	$63,299

Comprehensive income:
Net income		—	—	8,580	—	8,580
Unrealized holding (losses) arising during the period (net of tax, $664)					(1,287)	(1,287)
Reclassification adjustment, (net of tax, $73)		—	—	—	(142)	(142)
Minimum pension liability adjustment (net of tax $454)		—	—	—	882	882

Total comprehensive income (loss)		—	—	8,580	(547)	8,033
Sale of common stock	53,374	267	1,563	(1,154)	—	676
Repurchase and retirement of common stock	(15,749)	(79)	—	(387)		(466)
Nonqualified stock options			78			78
Cash dividends ($.62 per share)		—	—	(2,481)	—	(2,481)

Balance at December 31, 2004	4,013,644	$20,068	$14,074	$34,804	$193	$69,139

See Notes to Consolidated Financial Statements.

33

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2004	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,580	$7,825	$7,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,270	1,325	1,361
Provision for loan losses	850	1,000	1,700
Net gain on sale of available-for-sale securities	(172)	—	—
Net gain on call of available-for-sale securities	(43)	(60)	(14)
Net amortization of securities	31	45	75
Loss on disposal of equipment	9	6	94
Loss on sale of other real estate owned	6	41	—
Deferred tax expense (benefit)	401	37	(259)
Increase in other assets	(1,244)	(2,382)	(6,011)
Increase (decrease) in other liabilities	(447)	43	211

Net cash provided by operating activities	9,241	7,880	4,208

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(119,456)	(163,267)	(78,093)
Proceeds from maturities and calls of securities	74,706	132,727	59,582
Proceeds from sales of available-for-sale securities	17,213	147	1,350
Loans made to customers	(147,355)	(176,139)	(159,417)
Principal payments received on loans	117,833	148,257	126,910
Purchases of premises and equipment	(5,659)	(2,215)	(833)
Proceeds from sales of premises and equipment	—	1	517
Additions to other real estate owned	—	(605)	(1,661)
Proceeds from sales of other real estate owned	42	1,229	1,835

Net cash used in investing activities	(62,676)	(59,865)	(49,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(12,574)	23,480	10,643
Increase in savings deposits	20,185	20,591	18,229
Proceeds from the sale of time deposits	124,236	77,434	116,702
Payments for maturing time deposits	(110,109)	(85,135)	(103,825)
Increase (decrease) in federal funds purchased and repurchase agreements	7,761	16,723	(7,038)
Increase in Federal Home Loan Bank advances	5,000	15,000	10,000
Increase (decrease) in interest bearing demand notes and other borrowed money	1,349	(4,189)	5,631
Proceeds from issuance of common stock	676	427	378
Repurchase and retirement of common stock	(466)	—	—
Effect of nonqualified stock options	78	—	—
Cash dividends paid on common stock	(2,481)	(2,140)	(1,776)

Net cash provided by financing activities	33,655	62,191	48,944

Net increase (decrease) in cash and cash equivalents	(19,780)	10,206	3,342
Cash and cash equivalents at beginning of period	33,353	23,147	19,805

Cash and cash equivalents at end of period	$13,573	$33,353	$23,147

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$9,185	$9,819	$12,251
Income taxes	$2,775	2,571	2,256

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

Unrealized gain (loss) on investment securities	$(2,166)	$(1,161)	$2,904

Change in minimum liability related to pension	$1,336	$(245)	$(555)

Transfer of property from Premises & Equipment to Other Real Estate Owned	$—	$—	$515

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

NATURE OF OPERATIONS:

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust and Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads. As of December 31, 2004, the Bank has sixteen branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, trust accounts, tax services, and investment management services.

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

CASH AND CASH EQUIVALENTS:

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all which mature within ninety days.

INVESTMENT SECURITIES:

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in two categories and accounted for as follows:

•	Held-to-maturity - Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

•	Available-for-sale - Debt and equity securities not classified as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value, with unrealized gains and losses reported as a component of comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

LOANS:

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Hampton Roads. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

OFF-BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS:

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial letters of credit, and lines of credit. Such financial instruments are recorded when they are funded.

OTHER REAL ESTATE OWNED:

Other real estate owned is carried at the lower of cost or estimated fair value and consists of foreclosed real property and other property held for sale. The estimated fair value is reviewed periodically by management and any write-downs are charged against current earnings.

PREMISES AND EQUIPMENT:

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from 3 – 39 years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over its estimated useful life ranging from 3 – 5 years. Depreciation and amortization are calculated on the straight- line method.

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

The Company’s policy is to fund the maximum amount of contributions allowed for tax purposes. The Company accrues an amount equal to its actuarially computed obligation under the plan.

The actuarial valuation was performed using the frozen initial liability cost method. Under this method, the Company’s contribution equals the sum of the amount necessary to amortize the frozen initial liability (past service base) over a period of years and the normal cost of the plan.

STOCK COMPENSATION PLANS:

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income, as reported	$8,580	$7,825	$7,051
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(225)	—	(272)

Pro forma net income	$8,355	$7,825	$6,779

Basic earnings per share – As reported	2.15	1.98	1.80
– Pro forma	2.09	1.98	1.73
Diluted earnings per share – As reported	2.10	1.92	1.77
– Pro forma	2.04	1.92	1.70

The pro forma disclosures include the effects of all unexpired awards.

Pro forma amounts in 2004 were computed using a 4.73% risk free interest rate over a 10-year term using an annual dividend rate of 2.07% and a 31.60% volatility rate. Pro forma amounts in 2002 were computed using a 6% risk free interest rate over a 10-year term using an annual dividend rate of between 2.26% and 3.15% and a .01% volatility rate. The pro forma amount was not computed in 2003 because no options were issued.

The pro forma effect of the potential exercise of stock options on basic earnings per share would be to increase the number of weighted average outstanding shares by approximately 89,000 in 2004 and 79,000 in 2002.

EARNINGS PER COMMON SHARE:

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

Years Ended December 31,	2004	2003	2002
	(in thousands)
Net income applicable to common stock	$8,580	$7,825	$7,051

Average number of common shares outstanding	3,997	3,959	3,914
Effect of dilutive options	89	121	80

Average number of common shares outstanding used to calculate diluted earnings per common share	4,086	4,080	3,994

TRUST ASSETS AND INCOME:

Securities and other property held by Trust in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

ADVERTISING EXPENSE:

Advertising expenses are expensed as incurred.

RECLASSIFICATIONS:

Certain amounts in the consolidated financial statements have been reclassified to conform with classifications adopted in the current year.

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company’s consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until consolidated financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicated that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers – as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which consolidated financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 2004 and 2003, the aggregate amount of daily average required reserves was approximately $4.5 million and $5.2 million.

The Company has approximately $5.4 million in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2004.

NOTE 3, Investment Securities

At December 31, 2004, the investment securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Investment securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, and investment securities available-for-sale are carried at fair value.

The amortized cost and fair value of investment securities held-to-maturity at December 31, 2004 and 2003, were:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
December 31, 2004
Obligations of other United States Government Agencies	$8,509	$45	$(14)	$8,540
Obligations of state and political subdivisions	915	87	—	1,002

	$9,424	$132	$(14)	$9,542

December 31, 2003
United States Treasury securities	$176	$2	$—	$178
Obligations of other United States Government Agencies	11,198	420	(6)	11,612
Obligations of state and political subdivisions	1,015	117	—	1,132

	$12,389	$539	$(6)	$12,922

The amortized cost and fair values of investment securities available-for-sale at December 31, 2004 were:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
United States Treasury securities	$999	$—	$(7)	$992
Obligations of other United States Government agencies	156,740	104	(1,657)	155,187
Obligations of state and political subdivisions	38,568	1,883	(10)	40,441
Money market investment	662	—	—	662
Federal Home Loan Bank stock - restricted	3,757	—	—	3,757
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(21)	172

Total	$201,088	$1,987	$(1,695)	$201,380

The amortized cost and fair values of investment securities available-for-sale at December 31, 2003 were:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
United States Treasury securities	$1,007	$31	$—	$1,038
Obligations of other United States Government agencies	122,243	606	(907)	121,942
Obligations of state and political subdivisions	43,293	2,673	(25)	45,941
Money market investment	896	—	—	896
Federal Home Loan Bank stock - restricted	2,500	—	—	2,500
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	293	107	(27)	373

Total	$170,401	$3,417	$(959)	$172,859

NOTE 3, Investment Securities (continued)

Investment securities carried at $109.8 million and $93.5 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase, Federal Home Loan Bank advances and for other purposes required or permitted by law. The Federal Home Loan Bank (FHLB) stock and the Federal Reserve Bank (FRB) stock are stated at cost as these are restricted securities without readily determinable fair values.

The amortized cost and approximate market values of investment securities at December 31, 2004 by contractual maturity are shown below.

	December 31, 2004
	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$4,633	$4,623	$6,809	$6,852
Due after one year through five years	171,482	170,695	1,700	1,688
Due after five years through ten years	15,370	16,234	915	1,002
Due after ten years	4,822	5,069	—	—

Total debt securities	196,307	196,621	9,424	9,542
Other securities without stated maturities	4,781	4,759	—	—

Total investment securities	$201,088	$201,380	$9,424	$9,542

The proceeds from the sale of available-for-sale (AFS) investment securities, and the related realized gains and losses are shown below:

	2004	2003	2002
	(in thousands)
Proceeds from sales of AFS investments	$17,213	$147	$1,350

Gross realized gains	$220	—	—

Gross realized losses	$48	—	—

The tax provision applicable to the net gain in 2004 amounted to $58 thousand.

Information pertaining to securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Year Ended December 31, 2004
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
United States Treasury	$7	$992	$—	$—	$7	$992
United States Government agencies	1,099	120,591	558	14,699	1,657	135,290
State and political subdivisions	10	270	—	—	10	270

Total debt securities	1,116	121,853	558	14,699	1,674	136,552
Marketable equity securities	—	—	21	29	21	29

Total securities available-for-sale	$1,116	$121,853	$579	$14,728	$1,695	$136,581

Securities Held-to-Maturity
United States Government agencies	$8	$1,091	$6	$194	$14	$1,285

Total securities held-to-maturity	$8	$1,091	$6	$194	$14	$1,285

Total	$1,124	$122,944	$585	$14,922	$1,709	$137,866

	Year Ended December 31, 2003
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
United States Government agencies	$907	$32,338	$—	$—	$907	$32,338
State and political subdivisions	25	1,426	—	—	25	1,426

Total debt securities	932	33,764	—	—	932	33,764
Marketable equity securities	—	—	27	23	27	23

Total securities available-for-sale	$932	$33,764	$27	$23	$959	$33,787

Securities Held-to-Maturity
United States Government agencies	$6	$294	$—	$—	$6	$294

Total securities held-to-maturity	$6	$294	$—	$—	$6	$294

Total	$938	$34,058	$27	$23	$965	$34,081

NOTE 3, Investment Securities (continued)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, eighty-three debt securities have unrealized losses with aggregate depreciation of 1% from the Company’s amortized cost basis. These unrealized losses relate principally to U.S. Government Agency Securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At December 31, 2004, one marketable equity security has an unrealized loss with depreciation of 43% from the Company’s cost basis. This unrealized loss has existed for four years and relates to a $50,000 investment in a small business investment corporation purchased under the Community Reinvestment Act investment program. The issuer has shown improved earnings for the past two years. No significant credit issues have been identified that cause management to believe the previous years’ decline in fair value is other than temporary. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts with a one-year time frame. During the past year the bid price for this investment reached a high of $48,527. Unrealized losses on marketable equity securities that are in excess of 50% of cost, and that have been sustained for more than 24 months are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment. Since the trend in market valuation is positive, management believes the fair value depreciation for this equity investment is temporary.

NOTE 4, Loans

A summary of the balances of loans follows:

	2004	2003
	(in thousands)
Commercial and other	$56,231	$53,711
Real estate - construction	44,228	32,844
Real estate - mortgage	263,061	241,927
Installment loans to individuals	67,130	73,844
Tax exempt loans	2,568	2,844

Total loans	433,218	405,170
Less: Allowance for loan losses	(4,303)	(4,832)
Net deferred loan (fees) costs	35	(59)

Loans, net	$428,950	$400,279

At December 31, 2004 and 2003, impaired loans amounted to $2.1 million and $2.9 million, respectively. Included in the allowance for loan losses was $747 thousand related to $2.1 million of impaired loans at December 31, 2004 and $1.3 million related to $2.9 million of impaired loans at December 31, 2003. For the years ended December 31, 2004 and 2003, the average recorded investment in impaired loans was $3.1 million and $2.1 million, respectively; and $194 thousand and $174 thousand, respectively, of interest income was recognized on loans while they were impaired.

Information concerning loans which are contractually past due or in non-accrual status is as follows:

	2004	2003
	(in thousands)
Contractually past due loans - past due 90 days or more and still accruing interest	$1,122	$736

Loans which are in non-accrual status	$402	$243

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families, and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $4.2 million and $6.9 million at December 31, 2004 and 2003, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders’ equity at December 31, 2004. Changes to the outstanding loan balances are as follows:

	2004	2003
	(in thousands)
Balance, beginning of year	$6,915	$2,302
Additions	1,463	5,705
Reductions	(4,173)	(1,092)

Balance, end of year	$4,205	$6,915

NOTE 5, Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2004	2003	2002
	(in thousands)
Balance, beginning of year	$4,832	$4,565	$3,894
Recoveries	351	462	383
Provision for loan losses	850	1,000	1,700
Loans charged off	(1,730)	(1,195)	(1,412)

Balance, end of year	$4,303	$4,832	$4,565

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

	2004	2003
	(in thousands)
Land	$3,967	$3,432
Buildings	16,217	12,348
Leasehold improvements	977	951
Furniture, fixtures and equipment	10,714	10,372

	31,875	27,103

Less accumulated depreciation and amortization	13,332	12,940

	$18,543	$14,163

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $1.3 million, $1.3 million and $1.4 million, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $65.6 million and $54.1 million respectively.

At December 31, 2004, the scheduled maturities of time deposits (in thousands) are as follows:

2005	$102,485
2006	29,687
2007	47,145
2008	19,438
2009	11,393

$210,148

NOTE 8, Federal Home Loan Bank Advances and Other Borrowings

The Bank’s short-term borrowings include federal funds purchased, securities sold under agreement to repurchase (including $732 thousand and $1.4 million to directors in 2004 and 2003, respectively) and United States Treasury Demand Notes. Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreement to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.

The Bank’s fixed-rate, long-term debt of $55 million at December 31, 2004 matures through 2013. At December 31, 2004 and 2003, the interest rates ranged from 2.06% to 6.60% and from 1.33% to 6.60%, respectively. At December 31, 2004 and 2003, the weighted average interest rate was 4.29% and 4.27%, respectively.

The contractual maturities of long-term debt are as follows:

	December 31,
	2004			2003
	Fixed Rate	Floating Rate	Total	(Fixed only) Total
	(in thousands)
Due in 2005	$5,000	$—	$5,000	$5,000
Due in 2006	—	15,000	15,000	10,000
Due in 2009	5,000	—	5,000	5,000
Due in 2010	15,000	—	15,000	15,000
Due in 2012	10,000	—	10,000	10,000
Due in 2013	5,000	—	5,000	5,000

Total long-term debt	$40,000	$15,000	$55,000	$50,000

NOTE 9, Employee Benefit Plans

Stock Option Plans

The Company has stock option plans which reserve 429,985 shares of common stock for grants to key employees and directors. Currently, 275,667 shares of common stock from these plans are outstanding at December 31, 2004. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and an option’s maximum term is ten years. A summary of the exercisable stock options is presented below:

	Outstanding Beginning of Year	Granted During the Year	Exercised During the Year	Expired During the Year	Outstanding At End of Year
2004
Shares	262,992	77,100	(60,641)	(3,784)	275,667
Weighted average exercise price	$18.13	$29.79	$14.83	$28.65	$21.97

2003
Shares	312,740	—	(45,248)	(4,500)	262,992
Weighted average exercise price	$17.68	$—	$14.03	$27.91	$18.13

2002
Shares	363,522	—	(47,782)	(3,000)	312,740
Weighted average exercise price	$17.03	$—	$12.96	$14.20	$17.68

At December 31, 2004, exercise prices on outstanding options ranged from $12.27 to $29.79 per share and the weighted average remaining contractual life was 6.2 years.

Information pertaining to options (in thousands) outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contracual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contracual Life	Weighted Average Exercise Price
$12.50	5,640	1.6	$12.50	5,640	1.6	$12.50
$13.83	14,976	2.4	13.83	14,976	2.4	13.83
$27.91	68,715	3.4	27.91	68,715	3.4	27.91
$12.27	45,870	5.7	12.27	45,870	5.7	12.27
$16.13	64,866	6.6	16.13	64,866	6.6	16.13
$29.79	75,600	9.6	29.79	—	—	—

$12.27 - $29.79	275,667	6.2	$21.97	200,067	3.5	$19.02

401(k) Plan

The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50% of the first 6% of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee over a six-year period. The Company may make profit sharing contributions to the Plan as determined by the Board of Directors. Contributions vest to the employee over a seven-year period. For the years ended December 31, 2004, 2003 and 2002, expense attributable to the Plan amounted to $433 thousand, $382 thousand and $392 thousand, respectively.

NOTE 10, Income Taxes

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,463	$1,544
Net unrealized loss on pension liability	—	459
Interest on non-accrual loans	24	43
Foreclosed assets	64	69
Capital loss carry forward	—	42
Trust organizational cost	13	13

	$1,564	$2,170

Deferred tax liabilities:
Depreciation	$(485)	$(382)
Accretion of discounts on securities	(10)	(6)
Net unrealized gain on securities available-for-sale	(99)	(835)
Deferred loan fees and costs	(188)	(152)
Pension	(362)	(251)

	(1,144)	(1,626)

Net deferred tax asset	$420	$544

The components of income tax expense are as follows:

	2004	2003	2002
	(in thousands)
Current tax expense	$2,808	$2,534	$2,515
Deferred tax expense (benefit)	401	37	(259)

Reported tax expense	$3,209	$2,571	$2,256

A reconciliation of the “expected” Federal income tax expense on income before income taxes with the reported income tax expense follows:

	2004	2003	2002
	(in thousands)
Expected tax expense (34%)	$4,008	$3,535	$3,164
Interest expense on tax exempt assets	39	52	76
Tax exempt interest	(689)	(785)	(840)
Nonqualified incentive stock options	—	(85)	(40)
Officer life	(156)	(146)	(114)
Other, net	7	—	10

Reported tax expense	$3,209	$2,571	$2,256

The effective tax rate for 2004, 2003 and 2002 is 27%, 25% and 24%, respectively.

NOTE 11, Lease Commitments

The Bank has noncancellable leases on premises and equipment expiring at various dates, not including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2004, under noncancellable leases is $1.5 million which is due as follows:

	Year	(in thousands)
	2005	$321
	2006	323
	2007	325
	2008	208
	2009	192
Remaining term of leases		153

Total		$1,522

The aggregate rental expense of premises and equipment was $322 thousand, $317 thousand and $296 thousand for 2004, 2003 and 2002, respectively.

NOTE 12, Pension Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after 25 years of service. Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31
	2004	2003
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,408	$4,562
Service cost	383	322
Interest cost	310	282
Benefits paid	(287)	(255)
Actuarial change	(242)	497

Benefit obligation at end of year	$5,572	$5,408

Change in plan assets
Fair value of plan assets at beginning of year	$3,588	$2,462
Expected return on plan assets	268	180
Employer contribution	921	1,073
Benefits paid	(287)	(255)
Gain (loss) for year	(239)	128

Fair value of plan assets at end of year	$4,251	$3,588

Funded Status	$(1,321)	$(1,820)
Unrecognized prior service cost	5	6
Unrecognized actuarial gain	2,381	2,552

Prepaid pension cost recognized	$1,065	$738

Accumulated benefit obligation	$4,114	$4,008

	2004	2003
Assumptions used to determine the benefit obligations at December 31
Discount rate	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%

Amounts recognized in the statement of financial position at December 31
Prepaid benefit cost	$1,065	$738
Accrued benefit liability	—	(1,349)
Intangible asset	—	9
Accumulated other comprehensive income	—	1,340

	$1,065	$738

	Years ended December 31
	2004	2003	2002
	(in thousands)
Components of net periodic pension cost
Service Cost	$383	$322	$257
Interest cost	310	282	260
Actual return on plan assets	(29)	(307)	(201)
Amortization of deferred asset gain (loss)	(239)	128	—
Amortization of prior service cost	1	2	7
Amortization of unrecognized loss	168	157	93

Net periodic benefit cost	$594	$584	$416

	Years ended December 31
	2004	2003
Assumptions used to determine net periodic pension cost
Discount rate	6.00%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%
Annual salary increase	4.50%	4.50%

The overall expected long-term rate of return on plan assets was determined based on the current asset allocation and the related volatility of those investments.

	Percentage of Plan Assets
	2004	2003
Weighted average asset allocations at December 31
Cash and cash equivalents	6%	7%
Government agencies	22%	14%
Corporate debt and equity	71%	78%
Accrued income	1%	1%

	100%	100%

The pension invests in large and mid-cap equities and government and corporate bonds, with the following target allocations: equities 55%, fixed income 40% and cash 5%. The pension does not invest in options or derivatives.

The Company expects to contribute $500 thousand to its pension plan in 2005.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(in thousands)
2005	$509
2006	161
2007	204
2008	252
2009	121
Years 2010 - 2014	1,539

Total	$2,786

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

Off-balance sheet items at December 31 are as follows:

	2004	2003
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$17,669	$16,340
Construction and development loans committed but not funded	46,154	57,027
Other lines of credit (principally commercial)	30,198	36,178

Total	$94,021	$109,545

Irrevocable letters of credit	$5,240	$1,625

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. Most guarantees extend for less than two years and expire in decreasing amounts through 2006. The Bank does have one guarantee which extends for 10 years and expires in 2014. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 14, Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

Investment securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commerical real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and time deposits approximate their fair values at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings

The carrying amounts of federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Commitments to extend credit and irrevocable letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2004 and 2003, the fair value of loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$13,573	$13,573	$33,353	$33,353
Securities available-for-sale	201,380	201,380	172,859	172,859
Securities held-to-maturity	9,424	9,542	12,389	12,922
Loans, net of allowances for loan losses	428,950	425,474	400,279	401,546
Accrued interest receivable	3,051	3,051	3,078	3,078

Financial liabilities:
Noninterest-bearing deposits	101,527	101,527	114,101	114,101
Savings deposits	200,485	200,450	180,307	180,307
Time deposits	210,148	208,478	196,014	197,880
Federal funds purchased, repurchase agreements and other borrowings	48,928	48,928	39,818	39,818
Federal Home Loan Bank advances	55,000	57,007	50,000	53,705
Accrued interest payable	995	995	931	931

NOTE 15, Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$69,139	15.35%	$36,033	8.00%	N/A	N/A
Old Point National Bank	62,642	14.04%	35,693	8.00%	44,617	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	68,805	14.45%	19,046	4.00%	N/A	N/A
Old Point National Bank	62,404	13.14%	18,997	4.00%	28,495	6.00%

Tier 1 Capital to Average Assets:
Consolidated	68,805	9.95%	27,660	4.00%	N/A	N/A
Old Point National Bank	62,404	9.09%	27,461	4.00%	34,326	5.00%

December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	62,827	15.17%	33,132	8.00%	N/A	N/A
Old Point National Bank	57,357	13.93%	32,940	8.00%	41,175	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	61,191	14.06%	17,409	4.00%	N/A	N/A
Old Point National Bank	55,754	12.82%	17,396	4.00%	26,094	6.00%

Tier 1 Capital to Average Assets:
Consolidated	61,191	9.74%	25,130	4.00%	N/A	N/A
Old Point National Bank	55,754	8.94%	24,946	4.00%	31,182	5.00%

The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the banking subsidiary can distribute as dividends to the Company in 2005, without approval of the Office of the Comptroller of the Currency, $11.7 million plus an additional amount equal to the Bank’s retained net profits for 2005 up to the date of any dividend declaration.

Note 16, Quarterly Data (Unaudited)

	Year Ended December 31,
	2004				2003
	(in thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$8,649	$8,544	$8,265	$8,181	$8,219	$8,165	$8,388	$8,394
Interest expense	(2,453)	(2,339)	(2,263)	(2,194)	(2,214)	(2,316)	(2,492)	(2,620)

Net interest income	6,196	6,205	6,002	5,987	6,005	5,849	5,896	5,774
Provision for loan losses	(200)	(300)	(200)	(150)	(100)	(300)	(300)	(300)

Net interest income, after provision for loan losses	5,996	5,905	5,802	5,837	5,905	5,549	5,596	5,474
Noninterest income	2,302	2,415	2,556	2,148	1,835	1,921	1,910	1,801
Noninterest expenses	(5,365)	(5,432)	(5,247)	(5,129)	(5,121)	(4,882)	(4,926)	(4,666)

Income before income taxes	2,933	2,888	3,111	2,856	2,619	2,588	2,580	2,609
Provision for income taxes	(844)	(795)	(805)	(764)	(651)	(624)	(640)	(656)

Net income	$2,089	$2,093	$2,306	$2,092	$1,968	$1,964	$1,940	$1,953

Earnings per common share:
Basic	$0.52	$0.52	$0.58	$0.53	$0.49	$0.50	$0.49	$0.50

Diluted	$0.51	$0.51	$0.57	$0.51	$0.49	$0.48	$0.47	$0.48

Note 17, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
	2004	2003
	(in thousands)
Balance Sheets
Assets
Cash and cash equivalents	$632	$635
Investment with Old Point National Bank	975	500
Securities available-for-sale	1,065	1,269
Securities held-to-maturity	915	1,015
Investment in common stock of subsidiaries	65,535	59,890
Other assets	17	6

Total assets	$69,139	$63,315

Liabilities and Stockholders’ Equity
Deferred tax liability	$—	$16

Total liabilities	—	16
Stockholders’ equity	69,139	63,299

Total liabilities and stockholders’ equity	$69,139	$63,315

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Statements of Income
Income:
Dividends from subsidiary	$2,500	$2,200	$1,850
Interest on investments	99	104	98
Securities gains	127	—	—
Other income	144	144	144

Total income	2,870	2,448	2,092
Expenses:
Salary and benefits	327	305	282
Stationery, supplies and printing	35	31	30
Service fees	80	89	80
Other operating expenses	24	12	5

Total expenses	466	437	397
Income before income taxes and equity in undistributed net income of subsidiaries	2,404	2,011	1,695
Income tax benefit	53	87	77

	2,457	2,098	1,772

Equity in undistributed net income of subsidiaries	6,123	5,727	5,279

Net income	$8,580	$7,825	$7,051

Note 17, Condensed Financial Statements of Parent Company (continued)

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net income	$8,580	$7,825	$7,051
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(6,123)	(5,727)	(5,279)
Net gain on sale of available-for-sale securities	(127)	—	—
Decrease (increase) in other assets	(11)	2	(2)
Decrease in other liabilities	(16)	—	—

Net cash provided by operating activities	2,303	2,100	1,770

Cash flows from investing activities:
Proceeds from sale of investment securities	262	—	—
Maturities and calls of investment securities	100	100	1,000
Purchases of investment securities	—	(100)	(2,000)
Payments for investments in subsidiaries	(800)	—	—
Repayment of investments in subsidiaries	325	—	600

Net cash used in investing activities	(113)	—	(400)

Cash flows from financing activities:
Proceeds from issuance of common stock	754	427	378
Repurchase and retirement of common stock	(466)	—	—
Cash dividends paid on common stock	(2,481)	(2,140)	(1,776)

Net cash used in financing activities	(2,193)	(1,713)	(1,398)

Net increase(decrease) in cash and cash equivalents	(3)	387	(28)
Cash and cash equivalents at beginning of year	635	248	276

Cash and cash equivalents at end of year	$632	$635	$248

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Change in Independent Registered Public Accounting Firm

On June 22, 2004, based upon the determination of its Audit Committee and approval by its Board of Directors, the Company terminated the engagement of Witt Mares Eggleston Smith, PLC (“PKF Witt Mares, PLC”) as its independent auditors and engaged Yount, Hyde & Barbour, PC (“YHB”) as its principal accountants for the fiscal year ending December 31, 2004.

During Old Point’s two fiscal years ended December 31, 2003, and during the subsequent interim period through June 30, 2004, there was no disagreement between the Company and PKF Witt Mares, PLC (or its predecessor, Eggleston Smith, P.C.) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to PKF Witt Mares, PLC’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for 2002 of 2003. The audit reports of PKF Witt Mares, PLC on the Company’s consolidated financial statements as of and for the two fiscal years ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were these opinions qualified or modified as to uncertainty, audit scope or accounting principles. There were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-K) during the two fiscal years ended December 31, 2003 or subsequent interim period through June 30, 2004.

The Company provided PKF Witt Mares, PLC with a copy of the above disclosures, also set forth in the Company’s current reports on Form 8-K and 8-K/A filed with the SEC on June 29, 2003 and October 29, 2004, and requested that they furnish us with letters addressed to the SEC stating whether they agreed with the above statements and, if not, stating the respects in which they did not agree. PKF Witt Mares, PLC’s letters stating its agreement with the above statements were filed as exhibits to the Form 8-K and 8-K/A.

During the Company’s two fiscal years ended December 31, 2003, and during the subsequent interim period through June 30, 2004, the Company did not consult with YHB regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements.

Item 9A. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposed in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the proxy statement for the Company’s 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) to be held on April 26, 2005.

Item 10. Directors and Executive Officers of the Registrant

The information with respect to the directors of the Company is contained on pages 4 through 8 of the 2005 Proxy Statement under the caption “Election of Directors,” and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is contained on page 19 of the 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee is contained on page 6 of the 2005 Proxy Statement under the caption “Board Committees and Attendance,” and is incorporated herein by reference.

The Board of Directors of the Company has determined that Mr. Russell Smith Evans, Jr., a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Security and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal shareholders. The Code of Ethics is filed as Exhibit 14 to this Report on Form 10-K.

Item 11. Executive Compensation

The information set forth under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “No Employment Agreements,” “Retirement Benefits,” “Compensation Committee Report on Executive Compensation” and “Five Year Stock Performance” on pages 7 through 10, 12 through 14 and 18 of the 2005 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2005 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2005 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this Annual Report on Form 10K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Income Years - Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows Years - Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Schedule	Location
Selected Financial Data	Part II, Item 6
Average Balance Sheets, Net Interest Income and Rates	Part II, Item 7
Interest Sensitivity Analysis	Part II, Item 7
Investment Portfolio	Part II, Item 7
Loan Portfolio	Part II, Item 7
Maturity Schedule of Selected Loans	Part II, Item 7
Nonaccrual, Past Due and Restructured Loans	Part II, Item 7
Analysis of the Allowance for Loan Losses	Part II, Item 7
Allocation of the Allowance for Loan Losses	Part II, Item 7
Deposits	Part II, Item 7
Time Deposits $100,000 & more	Part II, Item 7
Return on Average Equity and Assets	Part II, Item 7
Capital Ratios	Part II, Item 7
Dividends Paid and Market Price of Common Stock	Part II, Item 7
Liquidity Sources & Uses	Part II, Item 7
Contractual Obligations	Part II, Item 7
Short-Term Borrowings	Part II, Item 7
Investment Securities	Part II, Item 8
Loans	Part II, Item 8
Allowance for Loan Losses	Part II, Item 8
Premises and Equipment	Part II, Item 8
Deposits	Part II, Item 8
Federal Home Loan Bank Advances and Other Borrowings	Part II, Item 8
Employee Benefit Plans	Part II, Item 8
Income Taxes	Part II, Item 8
Lease Commitments	Part II, Item 8
Pension Plan	Part II, Item 8
Commitments and Contingencies	Part II, Item 8
Fair Value of Financial Instruments	Part II, Item 8
Regulatory Matters	Part II, Item 8
Quarterly Data (Unaudited)	Part II, Item 8
Condensed Financial Statements of Parent Company	Part II, Item 8

(a)(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended August 11, 1992 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

10.1*	Old Point Financial Corporation 1998 Stock Option Plan, as amended April 24, 2001 (incorporated by reference to Exhibit 4.4 to Form S-8 filed July 24, 2001)

10.2*	Form of Incentive Stock Option Agreement

10.3*	Form of Non-Qualified Stock Option Agreement

10.4*	Form of Endorsement Method Split Dollar Plan Life Insurance Policy entered into with each of Robert F. Shuford, Louis G. Morris, Cary B. Epes, Margaret P. Causby and Laurie D. Grabow

10.5*	Description of 2005 Executive Incentive Plan

10.6*	Directors’ Compensation

10.7*	Base Salaries of Named Executive Officers of the Registrant

14	Code of Ethics

21	Subsidiaries of the Registrant

23.1	Consent of Yount, Hyde & Barbour, P.C.

23.2	Consent of Witt Mares Eggleston Smith, PLC

24	Powers of attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

OLD POINT FINANCIAL CORPORATION

/s/ Robert F. Shuford
Robert F. Shuford, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2005.

/s/ Robert F. Shuford	President and Director Principal Executive Officer
Robert F. Shuford

/s/ Laurie D. Grabow	Senior Vice President Principal Financial & Accounting Officer
Laurie D. Grabow

/s/James Reade Chisman*	Director
James Reade Chisman

/s/Richard F. Clark*	Director
Richard F. Clark

/s/Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/Gerald E. Hansen*	Director
Gerald E. Hansen

/s/Stephen D. Harris*	Director
Stephen D. Harris

/s/John Cabot Ishon*	Director
John Cabot Ishon

/s/Eugene M. Jordan*	Director
Eugene M. Jordan

/s/John B. Morgan II*	Director
John B. Morgan II

/s/ Louis G. Morris*	Director
Louis G. Morris

/s/Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

/s/Melvin R. Zimm*	Director
Melvin R. Zimm

*	By Robert F. Shuford, as Attorney in Fact