Form 10-Q
period 2005-03-31
OLD POINT FINANCIAL CORP
filed 2005-05-16
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-12896

OLD POINT FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1265373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 West Mellen Street, Hampton, Virginia 23663

(Address of principal executive offices) (Zip Code)

(757) 722-7451

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,016,144 shares outstanding of Common Stock ($5.00 par value) at April 30, 2005.

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

(i)

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
Assets

Cash and due from banks	$15,676,632	$11,594,633
Federal funds sold	14,183,876	1,978,180

Cash and cash equivalents	29,860,508	13,572,813
Securities available-for-sale, at fair value	195,322,751	201,379,552
Securities held-to-maturity (fair value approximates $3,556,191 and $9,542,067)	3,524,859	9,424,283
Loans, net of allowance for loan losses of $4,027,637 and $4,302,756	426,901,706	428,950,465
Premises and equipment, net	19,212,588	18,542,520
Other assets	15,908,938	14,405,427

	$690,731,350	$686,275,060

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$106,566,076	$101,526,801
Savings deposits	195,707,179	200,485,606
Time deposits	214,791,794	210,147,931

Total deposits	517,065,049	512,160,338
Federal funds purchased, repurchase agreements and other borrowings	52,960,034	48,927,719
Federal Home Loan Bank advances	50,000,000	55,000,000
Accrued expenses and other liabilities	2,171,494	1,047,681

Total liabilities	622,196,577	617,135,738

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,016,144 and 4,013,644 shares issued	20,080,720	20,068,220
Additional paid-in capital	14,152,750	14,074,162
Retained earnings	36,190,340	34,803,848
Accumulated other comprehensive income (loss)	(1,889,037)	193,092

Total stockholders’ equity	68,534,773	69,139,322

	$690,731,350	$686,275,060

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$6,754,378	$6,438,890
Interest on federal funds sold	35,533	42,604
Interest on securities:
Taxable	1,375,030	1,173,660
Tax-exempt	443,536	494,901
Dividends and interest on all other securities	55,118	31,073

Total interest and dividend income	8,663,595	8,181,128

Interest Expense:
Interest on savings deposits	322,067	235,466
Interest on time deposits	1,485,343	1,352,561
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	223,728	65,721
Interest on Federal Home Loan Bank advances	584,121	539,807

Total interest expense	2,615,259	2,193,555
Net interest income	6,048,336	5,987,573
Provision for loan losses	225,000	150,000

Net interest income, after provision for loan losses	5,823,336	5,837,573

Noninterest Income:
Income from fiduciary activities	716,734	671,109
Service charges on deposit accounts	1,072,578	748,367
Other service charges, commissions and fees	498,152	406,706
Income from bank owned life insurance	122,544	111,000
Gain on available-for-sale securities, net	5,143	151,553
Other operating income	90,636	59,209

Total noninterest income	2,505,787	2,147,944

Noninterest Expense:
Salaries and employee benefits	3,411,221	3,208,654
Occupancy and equipment	756,913	743,464
Postage and courier	118,256	100,216
Service fees	129,325	91,919
Data processing	147,148	151,492
Customer development	131,704	88,756
Employee professional development	115,304	110,730
Other	688,494	633,485

Total noninterest expenses	5,498,365	5,128,716

Income before income taxes	2,830,758	2,856,801
Income tax expenses	774,100	764,322

Net income	$2,056,658	$2,092,479

Basic Earnings per Share:
Average shares outstanding	4,015,377	3,983,561
Net income per share of common stock	$0.51	$0.53

Diluted Earnings per Share:
Average shares outstanding	4,102,075	4,086,258
Net income per share of common stock	$0.50	$0.51

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
FOR THREE MONTHS ENDED MARCH 31, 2005

Balance at beginning of period	4,013,644	$20,068,220	$14,074,162	$34,803,848	$193,092	$69,139,322
Comprehensive income:
Net income	—	—	—	2,056,658	—	2,056,658
Unrealized holding losses arising during the period (net of tax, $1,070,863)					(2,078,735)	(2,078,735)
Reclassification adjustment, (net of tax, $1,749)	—	—	—	—	(3,394)	(3,394)

Total comprehensive income (loss)	—	—	—	2,056,658	(2,082,129)	(25,471)
Sale of common stock	2,500	12,500	69,210	(27,583)	—	54,127
Nonqualified stock options	—	—	9,378	—	—	9,378
Cash dividends ($.16 per share)	—	—	—	(642,583)	—	(642,583)

Balance at end of period	4,016,144	$20,080,720	$14,152,750	$36,190,340	$(1,889,037)	$68,534,773

FOR THREE MONTHS ENDED MARCH 31, 2004

Balance at beginning of period	3,976,019	$19,880,095	$12,433,007	$30,245,571	$739,963	$63,298,636
Comprehensive income:
Net income	—	—	—	2,092,479	—	2,092,479
Unrealized holding gains arising during the period (net of tax, $590,620)					1,146,498	1,146,498
Reclassification adjustment, (net of tax, $51,528)	—	—	—	—	(100,025)	(100,025)

Total comprehensive income				2,092,479	1,046,473	3,138,952
Sale of common stock	14,132	70,660	438,581	(329,541)	—	179,700
Cash dividends ($.15 per share)	—	—	—	(598,072)	—	(598,072)

Balance at end of period	3,990,151	$19,950,755	$12,871,588	$31,410,437	$1,786,436	$66,019,216

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,056,658	$2,092,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319,020	323,016
Provision for loan losses	225,000	150,000
Net gain on sale of available-for-sale securities	(5,143)	(151,553)
Amortization of securities, net	3,839	11,079
Loss (gain) on disposal of equipment	(9)	192
Increase in other real estate owned	—	(47,654)
Increase (decrease) in other assets	(430,899)	(206,406)
Increase in other liabilities	1,123,813	1,130,282

Net cash provided by operating activities	3,292,279	3,301,435

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(1,020,213)	(41,534,656)
Proceeds from maturities and calls of securities	7,173,700	28,884,000
Proceeds from sales of available-for-sale securities	2,649,300	6,775,219
Net (increase) decrease in loans	1,823,759	(1,699,378)
Purchases of premises and equipment	(989,078)	(420,470)

Net cash provided (used) by investing activities	9,637,468	(7,995,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	5,039,275	7,674,697
Net increase (decrease) in savings deposits	(4,778,427)	2,438,988
Net increase in time deposits	4,643,863	8,597,790
Increase (decrease) in federal funds purchased and repurchase agreements	2,839,876	(6,874,941)
Decrease in Federal Home Loan Bank advances	(5,000,000)	—
Increase (decrease) in interest bearing demand notes and other borrowed money	1,192,439	(815,553)
Proceeds from issuance of common stock	54,127	179,700
Effect of nonqualified stock options	9,378	—
Cash dividends paid on common stock	(642,583)	(598,072)

Net cash provided by financing activities	3,357,948	10,602,609

Net increase in cash and cash equivalents	16,287,695	5,908,759
Cash and cash equivalents at beginning of period	13,572,813	33,352,849

Cash and cash equivalents at end of period	$29,860,508	$39,261,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,577,027	$2,173,281

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	(3,154,741)	1,585,565

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2005 and December 31, 2004, the results of operations for the three months ending March 31, 2005 and 2004, and statements of cash flows and changes in stockholders’ equity for the three months ended March 31, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at March 31, 2005 and December 31, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2005
Obligations of U. S. Government agencies	$2,610	$2	$(35)	$2,577
Obligations of state and political subdivisions	915	64	—	979

	$3,525	$66	$(35)	$3,556

December 31, 2004
Obligations of U. S. Government agencies	$8,509	$45	$(14)	$8,540
Obligations of state and political subdivisions	915	87	—	1,002

	$9,424	$132	$(14)	$9,542

Amortized costs and fair values of securities available-for-sale at March 31, 2005 and December 31, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2005
United States Treasury securities	$999	$—	$(8)	$991
Obligations of U. S. Government agencies	154,746	49	(4,229)	150,566
Obligations of state and political subdivisions	37,634	1,358	(13)	38,979
Money market investments	832	—	—	832
Federal Home Loan Bank stock - restricted	3,613	—	—	3,613
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(20)	173

Total	$198,186	$1,407	$(4,270)	$195,323

December 31, 2004
United States Treasury securities	$999	$—	$(7)	$992
Obligations of U. S. Government agencies	156,740	104	(1,657)	155,187
Obligations of state and political subdivisions	38,568	1,883	(10)	40,441
Money market investments	662	—	—	662
Federal Home Loan Bank stock - restricted	3,757	—	—	3,757
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(21)	172

Total	$201,088	$1,987	$(1,695)	$201,380

Note 3. Loans

Loans at March 31, 2005 and December 31, 2004, are summarized as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Commercial and other	$51,799	$56,231
Real estate - construction	34,702	44,228
Real estate - mortgage	279,161	263,061
Installment loans	62,663	67,130
Tax exempt loans	2,544	2,568

Total loans	430,869	433,218
Less: Allowance for loan losses	(4,028)	(4,303)
Net deferred loan costs	61	35

Loans, net	$426,902	$428,950

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses for the three months ending March 31, 2005 and 2004:

	2005	2004
	(in thousands)
Balance, beginning of year	$4,303	$4,832
Provision for loan losses	225	150
Recoveries	95	79
Loans charged off	(595)	(231)

Balance, end of period	$4,028	$4,830

Note 5. Stock-Based Compensation

At March 31, 2005, the Company had two stock option plans. The Company has elected to continue to apply the provisions of APB No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company’s stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the Company’s stock option plans.

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

Pro forma disclosure SFAS No. 123 as amended by SFAS No. 148

	Three Months Ended March 31,
	2005	2004
Net income:
As reported	$2,056,658	$2,092,479
Fair value-based expense, net of tax	(141,493)	0

Pro forma	$1,915,165	$2,092,479

Basic earnings per share:
As reported	$.51	$.53
Pro forma	$.48	$.53

Diluted earnings per share:
As reported	$.50	$.51
Pro forma	$.47	$.51

Note 6. Benefit Plans

The Company provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after 25 years of service. The components of net periodic pension cost are as follows:

Quarter ended March 31,	2005	2004
	Pension Benefits
Service cost	$106,345	$95,815
Interest cost	80,017	77,561
Expected return on plan assets	(80,259)	(67,005)
Amortization of prior service cost	320	320
Amortization of net loss	38,001	41,907

Net periodic benefit cost	$144,424	$148,598

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $500 thousand to its pension plan in 2005. As of March 31, 2005, no contributions have been made. The Company continues to anticipate contributing $500 thousand in 2005.

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

Note 8. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Caution About Forward Looking Statements

In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

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

General

Old Point Financial Corporation (the “Company”) is the parent company of The Old Point National Bank of Phoebus (the “Bank”), a locally owned and managed community bank serving Hampton Roads with a 17-branch network extending from Chesapeake through James City County, and Old Point Trust & Financial Services, N.A., a wealth management services provider. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the full year.

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

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either SFAS No. 5 or SFAS No. 114. Management’s estimate of each SFAS No. 5 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation included credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

The Company adopted SFAS No. 114, which has been amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”. SFAS No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. SFAS No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

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

While management uses the best information available to establish the allowance for loan and lease losses, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Earnings Summary

Net income for the first quarter of 2005 was $2.1 million as compared with $2.1 million earned in the comparable quarter in 2004. Although net income was down slightly on a quarter-to-quarter basis, net income before securities gains and income taxes for the first quarter of 2005 was up by 5.70% due to significantly larger securities gains realized in the first quarter of 2004. Basic earnings per share of the first quarter 2005 were $0.51, or $0.50 on a fully diluted basis and $0.53, or $0.51 on a fully diluted basis for the first quarter of 2004. Annualized return on average assets (ROA) for the first quarter of 2005 was 1.19% and 1.30% for the comparable period in 2004. Return on equity (ROE) was 11.88% for the first quarter of 2005 compared with 12.79% for the same period in 2004.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest yield is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $6.3 million in the first quarter of 2005, up $33 thousand from the first quarter of 2004. The net interest yield was 3.91% in the first quarter of 2005 as compared to 4.16% in 2004.

Tax equivalent interest income increased $455 thousand, or 5.38%, in the first quarter of 2005. Average earning assets grew $42.8 million, or 7.11%. Total average loans increased $28.5 million, or 7.07%, while average investment securities increased $26.9 million, or 14.98%. The yield on earning assets decreased in 2005 by 9 basis points due to declining yields in the investment and loan portfolios.

Interest expense increased $422 thousand, or 19.24% in 2005 while interest-bearing liabilities increased 11.62% in 2005. The cost of funding those liabilities increased 13 basis points.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

For the quarter ended March 31,

	2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate **	Average Balance	Interest Income/ Expense	Yield/ Rate **
	(in thousands)
ASSETS

Loans	$432,409	$6,771	6.26%	$403,866	$6,457	6.40%
Investment securities:
Taxable	168,544	1,430	3.39%	137,498	1,205	3.51%
Tax-exempt	37,686	673	7.14%	41,870	750	7.17%

Total investment securities	206,230	2,103	4.08%	179,368	1,955	4.36%
Federal funds sold	5,740	36	2.51%	18,384	43	0.94%

Total earning assets	644,379	$8,910	5.53%	601,618	$8,455	5.62%
Reserve for loan losses	(4,177)			(4,845)

Cash and due from banks	15,677			15,990
Bank premises and equipment	19,115			14,413
Other assets	14,965			15,597

Total assets	$689,959			$642,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$6,856	$5	0.29%	$5,716	$4	0.28%
Money market deposit accounts	147,577	265	0.72%	134,284	181	0.54%
Savings accounts	43,088	52	0.48%	40,069	50	0.50%
Time deposits, $100,000 or more	71,628	489	2.73%	57,558	356	2.47%
Other time deposits	143,284	996	2.78%	143,187	997	2.79%

Total time and savings deposits	412,433	1,807	1.75%	380,814	1,588	1.67%
Federal funds purchased, repurchase agreements and other borrowings	49,753	224	1.80%	31,790	65	0.82%
Federal Home Loan Bank advances	54,193	584	4.31%	50,000	540	4.32%

Total interest-bearing liabilities	516,379	$2,615	2.03%	462,604	$2,193	1.90%
Demand deposits	101,634			111,937
Other liabilities	2,672			2,970
Stockholders’ equity	69,274			65,262

Total liabilities and stockholders’ equity	$689,959			$642,773

Net interest income/yield		$6,295	3.91%		$6,262	4.16%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $225 thousand for the first three months of 2005, up from $150 thousand in the comparable period in 2004. Loans charged off (net of recoveries) in the first three months of 2005 were $500 thousand compared with loans charged off (net of recoveries) of $152 thousand in the first three months of 2004. On an annualized basis net loan charge-offs were 0.46% of total net loans for the first three months of 2005 compared with 0.15% for the same period in 2004.

On March 31, 2005 nonperforming assets totaled $273 thousand compared with $599 thousand on March 31, 2004. The March 2005 total consisted of $108 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. The March 2004 total consisted of $47 thousand in foreclosed real estate, $165 thousand in a former branch site listed for sale and $387 thousand in nonaccrual loans. Loans still accruing interest but past due 90 day or more decreased to $993 thousand as of March 31, 2005 compared with $1.52 million as of March 31, 2004.

The allowance for loan losses on March 31, 2005 was $4.0 million compared with $4.8 million on March 31, 2004. It represented a multiple of 14.74 times nonperforming assets and 37.22 times nonperforming loans. Nonperforming loans includes nonaccrual and restructured loans. The allowance for loan losses was 0.93% and 1.19% of total loans on March 31, 2005 and 2004, respectively.

Noninterest Income

For the first quarter 2005, noninterest income increased $358 thousand, or 16.66%, over the same period in 2004. The growth in noninterest income is attributed to service charges on deposit accounts and other service charges, commissions and fees. The increase in other service charges, commissions and fees is attributed to increased activity in retail investment and insurance sales. Service charges on deposit accounts increased due to the fees associated with a new service called Old Point Overdraft Privilege, which began in April 2004.

Noninterest Expenses

For the first quarter 2005, noninterest expenses increased $370 thousand, or 7.21%, over the first quarter of 2004. Salaries and employee benefits increased by $203 thousand, or 6.31%, as a result of normal yearly salary increases, staffing expenses for a new branch that was opened in early 2005, and back office staffing expenses.

Occupancy expenses increased $13 thousand, or 1.81%. Other operating expenses increased $55 thousand, or 8.68%, in 2005 over the first quarter of 2004. The Company anticipates a continued trend of increases in other expense in future periods. Salaries and employee benefits, as well as occupancy expenses, will continue to increase as the Company expands its branch system in 2005. The Company also expects increases to back office staffing expense and consulting and accounting fees related to the implementation of changes to meet the requirements of Section 404 of Sarbanes-Oxley.

Balance Sheet Review

At March 31, 2005, the Company had total assets of $690.7 million, up 4.53% from $660.8 million at March 31, 2004. Net loans as of March 31, 2005 were $426.9 million, up 6.25% from $401.8 million at March 31, 2004. The Company realized significant growth in the real estate category of loans. Note 3 of the consolidated financial statements details the loan volume by category as of March 31, 2005 and December 31, 2004.

Average assets as of March 31, 2005 were $690.0 million compared to $642.8 million in 2004. The growth in assets in 2005 was due to the increase in average investments, which were up 14.98% and average loans, which were up 7.07% as compared to the same period in 2004.

Total investment securities at March 31, 2005 were $198.9 million, up 3.11% from $192.9 million on March 31, 2004. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

At March 31, 2005, total deposits increased to $517.1 million, up 1.56% from $509.1 million on March 31, 2004. Federal funds purchased, repurchase agreements and other borrowings increased $20.8 million or 64.85%.

Capital Resources

Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at March 31, 2005. As shown below, these ratios were all well above the regulatory minimum levels.

	2005 Regulatory Requirements	March 31, 2005
Tier 1	4.00%	14.99%
Total Capital	8.00%	15.83%
Tier 1 Leverage	3.00%	10.34%

Quarter-end book value was $17.07 in 2005 and $16.55 in 2004. Cash dividends were $643 thousand, or $0.16 per share in the first quarter of 2005, and $0.15 per share in the first quarter of 2004. The common stock of the Company has not been extensively traded.

The Company purchased an existing building in June 2004 for an additional branch location in Virginia Beach. The branch is expected to open in the third quarter of 2005.

The Company purchased land in April of 2004 for an additional branch location in Isle of Wight. The branch is anticipated to open in late 2005.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank. As of the end of the first quarter, the Company had $39 million in Federal Home Loan Bank (FHLB) borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the first quarter 2005, the Company had $40 million available in federal funds to handle any short-term borrowing needs.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows. As of March 31, 2005, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

As of March 31, 2005, there are no material changes in the Company’s off-balance sheet arrangements disclosed in Old Point Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2005. It should be noted, however, that non-maturing deposit liabilities totaling $195 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact than non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is fairly balanced between assets and liabilities.

When the Company is asset sensitive, net interest income should improve if interest rates rise since assets will reprice faster than liabilities. Conversely, if interest rates fall, net interest income should decline.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 2.59% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 1.23% decrease in net income and that a 200 basis point rise in rates would cause approximately a 3.30% decrease in net income at March 31, 2005.

Item 4.	Controls and Procedures.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending or threatened legal proceedings to which Old Point Financial Corporation, or any of it subsidiaries, is a party or to which the property of either Old Point Financial Corporation or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the monthly share repurchases during the period ending March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
1/1/2005 - 1/31/2005	—		—	200,682
2/1/2005 - 2/28/2005	—		—	200,682
3/1/2005 - 3/31/2005	—		—	200,682
Total	—		—

(1)	On February 8, 2005, the Company authorized a program to repurchase shares of its outstanding common stock up to an aggregate of five percent (5%) of the shares outstanding as of January 1 of the current calendar year. No shares were purchased under this plan. There is currently no stated expiration date for this program.

(2)	Old Point Financial Corporation has repurchased 15,749 shares under a prior program from February 10, 2004 through February 7, 2005.

Item 5.	Other Information.

(b) The company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

(a) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended August 11, 1992 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Two reports on Form 8-K were filed during the first quarter of 2005.

January 18, 2005 a Form 8-K, which included a press release, dated January 18, 2005 announcing earnings and other financial results for the fourth quarter of 2004.

February 9, 2005 a Form 8-K, which included a press release, dated February 9, 2005 announcing a quarterly dividend to be paid March 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 16, 2005	/s/ Robert F. Shuford
Robert F. Shuford President and Chief Executive Officer

May 16, 2005	/s/ Laurie D. Grabow
Laurie D. Grabow Senior Vice President and CFO