Form 10-Q
period 2005-06-30
OLD POINT FINANCIAL CORP
filed 2005-08-11
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

4,016,144 shares outstanding of Common Stock ($5.00 par value) at August 1, 2005

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

(i)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
Assets

Cash and due from banks	$20,081,554	$11,594,633
Federal funds sold	11,894,366	1,978,180

Cash and cash equivalents	31,975,920	13,572,813
Securities available-for-sale, at fair value	196,635,673	201,379,552
Securities held-to-maturity (fair value approximates $3,188,265 and $9,542,067)	3,114,986	9,424,283
Loans, net of allowance for loan losses of $4,178,630 and $4,302,756	432,938,599	428,950,465
Premises and equipment, net	19,624,507	18,542,520
Other assets	16,012,757	14,405,427

	$700,302,442	$686,275,060

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$104,547,918	101,526,801
Savings deposits	191,806,211	200,485,606
Time deposits	212,970,628	210,147,931

Total deposits	509,324,757	512,160,338
Federal funds purchased, repurchase agreements and other borrowings	48,370,441	48,927,719
Federal Home Loan Bank advances	70,000,000	55,000,000
Accrued expenses and other liabilities	1,706,604	1,047,681

Total liabilities	629,401,802	617,135,738

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,016,144 and 4,013,644 shares issued	20,080,720	20,068,220
Additional paid-in capital	14,152,750	14,074,162
Retained earnings	37,401,905	34,803,848
Accumulated other comprehensive (loss) income	(734,735)	193,092

Total stockholders’ equity	70,900,640	69,139,322

	$700,302,442	$686,275,060

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and Dividend Income:
Interest and fees on loans	$6,908,074	$6,397,615	$13,662,452	$12,836,505
Interest on federal funds sold	50,740	18,994	86,273	61,598
Interest on securities:
Taxable	1,312,857	1,339,038	2,687,887	2,512,698
Tax-exempt	425,946	476,400	869,482	971,301
Dividends and interest on all other securities	49,787	33,001	104,905	64,074

Total interest and dividend income	8,747,404	8,265,048	17,410,999	16,446,176

Interest Expense:
Interest on savings deposits	342,557	239,336	664,624	474,802
Interest on time deposits	1,597,555	1,402,167	3,082,898	2,754,728
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	278,405	75,300	502,133	141,021
Interest on Federal Home Loan Bank advances	549,982	546,281	1,134,103	1,086,088

Total interest expense	2,768,499	2,263,084	5,383,758	4,456,639
Net interest income	5,978,905	6,001,964	12,027,241	11,989,537
Provision for loan losses	225,000	200,000	450,000	350,000

Net interest income, after provision for loan losses	5,753,905	5,801,964	11,577,241	11,639,537

Noninterest Income:
Income from fiduciary activities	696,730	641,037	1,413,464	1,312,146
Service charges on deposit accounts	1,185,227	1,276,185	2,257,805	2,024,552
Other service charges, commissions and fees	401,050	373,764	899,202	780,470
Income from bank owned life insurance	124,933	114,430	247,477	225,430
Gain on available-for-sale securities, net	3,775	47,389	8,918	198,942
Other operating income	139,845	102,973	230,481	162,182

Total noninterest income	2,551,560	2,555,778	5,057,347	4,703,722

Noninterest Expense:
Salaries and employee benefits	3,563,821	3,258,745	6,975,042	6,467,399
Occupancy and equipment	744,172	722,000	1,501,085	1,465,464
Supplies	135,392	111,930	234,117	201,332
Postage and courier	115,994	115,736	234,250	215,952
Service fees	147,457	129,176	276,782	221,095
Data processing	146,661	150,497	293,809	301,989
Marketing	187,501	100,854	251,765	201,809
Customer development	133,898	100,640	265,602	189,396
Employee professional development	164,330	137,600	279,634	248,330
Other	442,158	419,418	967,663	862,546

Total noninterest expenses	5,781,384	5,246,596	11,279,749	10,375,312

Income before income taxes	2,524,081	3,111,146	5,354,839	5,967,947
Income tax expense	669,925	804,924	1,444,025	1,569,246

Net income	$1,854,156	$2,306,222	$3,910,814	$4,398,701

Basic Earnings per Share:
Average shares outstanding	4,016,144	3,994,255	4,015,763	3,988,908
Net income per share of common stock	$0.46	$0.58	$0.97	$1.10

Diluted Earnings per Share:
Average shares outstanding	4,095,746	4,076,304	4,098,913	4,081,281
Net income per share of common stock	$0.45	$0.57	$0.95	$1.08

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
FOR SIX MONTHS ENDED JUNE 30, 2005
Balance at beginning of period	4,013,644	$20,068,220	$14,074,162	$34,803,848	$193,092	$69,139,322
Comprehensive income:
Net income	—	—	—	3,910,814	—	3,910,814
Unrealized holding losses arising during the period (net of tax, $474,939)					(921,941)	(921,941)
Reclassification adjustment, (net of tax, $3,032)	—	—	—	—	(5,886)	(5,886)

Total comprehensive income (loss)	—	—	—	3,910,814	(927,827)	2,982,987
Sale of common stock	2,500	12,500	69,210	(27,583)	—	54,127
Nonqualified stock options	—	—	9,378	—	—	9,378
Cash dividends ($.32 per share)	—	—	—	(1,285,174)	—	(1,285,174)

Balance at end of period	4,016,144	$20,080,720	$14,152,750	$37,401,905	$(734,735)	$70,900,640

FOR SIX MONTHS ENDED JUNE 30, 2004
Balance at beginning of period	3,976,019	$19,880,095	$12,433,007	$30,245,571	$739,963	$63,298,636
Comprehensive income:
Net income	—	—	—	4,398,701	—	4,398,701
Unrealized holding gains arising during the period (net of tax, $1,355,840)					(2,631,923)	(2,631,923)
Reclassification adjustment, (net of tax, $67,640)					(131,302)	(131,302)
Minimum pension liability adjustment	—	—	—	—	123,593	123,593

Total comprehensive income				4,398,701	(2,639,632)	1,759,069
Sale of common stock	35,602	178,010	987,538	(714,551)	—	450,997
Repurchase and retirement of common stock	(15,749)	(78,745)	(51,397)	(335,345)		(465,487)
Cash dividends ($.30 per share)	—	—	—	(1,198,061)	—	(1,198,061)

Balance at end of period	3,995,872	$19,979,360	$13,369,148	$32,396,315	$(1,899,669)	$63,845,154

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,910,814	$4,398,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663,002	630,492
Provision for loan losses	450,000	350,000
Net gain on sale of available-for-sale securities	(8,918)	(198,942)
Amortization of securities, net	10,203	20,244
Loss on disposal of equipment	1,969	192
Increase in other real estate owned	—	(47,654)
Decrease in other assets	(1,129,360)	(1,367,345)
Increase in other liabilities	658,923	687,479

Net cash provided by operating activities	4,556,633	4,473,167

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(2,821,647)	(70,261,104)
Proceeds from maturities and calls of securities	9,013,450	37,208,450
Proceeds from sales of available-for-sale securities	3,454,300	11,729,159
Net increase in loans	(4,438,134)	(17,580,550)
Purchases of premises and equipment	(1,746,967)	(3,338,167)

Net cash provided by (used) in investing activities	3,461,002	(42,242,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	3,021,117	6,070,164
Net increase (decrease) in savings deposits	(8,679,395)	1,256,060
Net increase in time deposits	2,822,697	15,175,469
Increase (decrease) in federal funds purchased and repurchase agreements	1,341,707	(5,008,723)
Increase in Federal Home Loan Bank advances	15,000,000	10,000,000
Increase (decrease) in interest bearing demand notes and other borrowed money	(1,898,985)	825,829
Proceeds from issuance of common stock	54,127	450,997
Effect of nonqualified stock options	9,378	—
Repurchase and retirement of common stock	—	(465,487)
Cash dividends paid on common stock	(1,285,174)	(1,198,061)

Net cash provided by financing activities	10,385,472	27,106,248

Net increase (decrease) in cash and cash equivalents	18,403,107	(10,662,797)
Cash and cash equivalents at beginning of period	13,572,813	33,352,849

Cash and cash equivalents at end of period	$31,975,920	$22,690,052

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,290,524	$4,449,929
Income taxes	1,450,000	1,300,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized loss on investment securities	$(1,405,798)	$(4,186,705)

Reduction in minimum liability related to pension	—	123,593

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2005 and December 31, 2004, the results of operations for the three months and six months ending June 30, 2005 and 2004, and statements of changes in stockholders’ equity and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at June 30, 2005 and December 31, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2005
Obligations of U. S. Government agencies	$2,200	$—	$(22)	$2,178
Obligations of state and political subdivisions	915	95	—	1,010

	$3,115	$95	$(22)	$3,188

December 31, 2004
Obligations of U. S. Government agencies	$8,509	$45	$(14)	$8,540
Obligations of state and political subdivisions	915	87	—	1,002

	$9,424	$132	$(14)	$9,542

Amortized costs and fair values of securities available-for-sale at June 30, 2005 and December 31, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2005
United States Treasury securities	$999	$—	$(5)	$994
Obligations of U. S. Government agencies	154,751	35	(2,410)	152,376
Obligations of state and political subdivisions	36,396	1,305	(9)	37,692
Money market investments	728	—	—	728
Federal Home Loan Bank stock - restricted	4,513	—	—	4,513
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(29)	164

Total	$197,749	$1,340	$(2,453)	$196,636

December 31, 2004
United States Treasury securities	$999	$—	$(7)	$992
Obligations of U. S. Government agencies	156,740	104	(1,657)	155,187
Obligations of state and political subdivisions	38,568	1,883	(10)	40,441
Money market investments	662	—	—	662
Federal Home Loan Bank stock - restricted	3,757	—	—	3,757
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(21)	172

Total	$201,088	$1,987	$(1,695)	$201,380

Securities with loss are considered temporarily impaired.

Note 3. Loans

Loans at June 30, 2005 and December 31, 2004, are summarized as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Commercial and other	$52,807	$56,231
Real estate - construction	37,372	44,228
Real estate - mortgage	281,504	263,061
Installment loans	62,816	67,130
Tax exempt loans	2,521	2,568

Total loans	437,020	433,218
Less: Allowance for loan losses	(4,179)	(4,303)
Net deferred loan costs	98	35

Loans, net	$432,939	$428,950

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Balance, beginning of year	$4,303	$4,832
Provision for loan losses	450	850
Recoveries	168	351
Loans charged off	(742)	(1,730)

Balance, end of period	$4,179	$4,303

Note 5. Stock-Based Compensation

At June 30, 2005, the Company had two stock option plans. The Company has elected to continue to apply the provisions of APB No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company’s stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the Company’s stock option plans.

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

Pro forma disclosure SFAS No. 123 as amended by SFAS No. 148

	Six Months Ended June 30,
	2005	2004
Net income:
As reported	$3,910,814	$4,398,701
Fair value-based expense, net of tax	(284,560)	—

Pro forma	$3,626,254	$4,398,701

Basic earnings per share:
As reported	$0.97	$1.10
Pro forma	$0.90	$1.10
Diluted earnings per share:
As reported	$0.95	$1.08
Pro forma	$0.89	$1.08

Note 6. Pension Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after 25 years of service. The components of net periodic pension cost are as follows:

Quarter ended June 30,	2005	2004
	Pension Benefits
Service cost	$106,345	$95,815
Interest cost	80,017	77,561
Expected return on plan assets	(80,259)	(67,005)
Amortization of prior service cost	320	320
Amortization of net loss	38,001	41,907

Net periodic benefit cost	$144,424	$148,598

Six months ended June 30,	2005	2004
	Pension Benefits
Service cost	$212,690	$191,631
Interest cost	160,034	155,121
Expected return on plan assets	(160,518)	(134,011)
Amortization of prior service cost	640	639
Amortization of net lost	76,002	83,813

Net periodic benefit cost	$288,848	$297,193

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $500 thousand to its pension plan in 2005. As of June 30, 2005, no contributions have been made. The Company continues to anticipate contributing $500 thousand in 2005.

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

Note 8. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

In November 2003, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U. S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue. In November 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions

(“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist readers in understanding and evaluating the financial condition, changes in financial condition and the results of operations of Old Point Financial Corporation (the Company). Old Point Financial Corporation consists of the parent company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust and Financial Services, N.A., collectively referred to as the Company. This discussion should be read in conjunction with the consolidated financial statements and other financial information contained elsewhere in this report.

Caution About Forward Looking Statements

In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

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

General

Old Point Financial Corporation (the Company) is the parent company of The Old Point National Bank of Phoebus (the Bank), a locally owned and managed community bank serving Hampton Roads with a 17-branch network extending from Chesapeake through James City County, and Old Point Trust & Financial Services, N.A., a wealth management services provider. The results of operations for the six months ended June 30, 2005 may not be indicative of the results that may be expected for the full year.

Critical Accounting Policies and Estimates

As of June 30, 2005, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the second quarter of 2005 was $1.9 million as compared with $2.3 million earned in the comparable quarter in 2004. Basic earnings per share for the second quarter of 2005 were $0.46, or $0.45 on a fully diluted basis and $0.58, or $0.57 on a fully diluted basis for the second quarter of 2004.

For the six months ended June 30, 2005 net income decreased 11.09% to $3.9 million from $4.4 million in 2004. Basic earnings per share for the first six months of 2005 were $0.97, or $0.95 on a fully diluted basis and $1.10, or $1.08 on a fully diluted basis for the first six months of 2004.

Annualized return on average assets (ROA) for the second quarter of 2005 was 1.08% and 1.39% for the comparable period in 2004. Return on equity (ROE) was 10.53% for the second quarter of 2005 compared with 14.33% for the same period in 2004.

For the six months ended June 30, 2005 and 2004, ROA was 1.14% and 1.35%, respectively. ROE was 11.20% in 2005 and 13.56% in 2004.

The Company is in the midst of an expansion program. Expanding our franchise in Hampton Roads is expensive. In addition, compliance with Sarbanes-Oxley has been very costly.

Expansion began early in 2005 with the opening of the seventeenth Old Point National Bank branch office in the New Town section of Williamsburg. Renovation of the eighteenth office, an existing former bank branch on Independence Boulevard in the

Town Center area of Virginia Beach, is almost complete. This office should open late in the third quarter of 2005. The nineteenth office, in the Eagle Harbor section of Isle of Wight County, should open in early 2006. Personnel to staff these offices have been added in anticipation of these new branches.

As a public company, the Company is subject to the requirements of the Sarbanes-Oxley Act, which requires companies to ensure compliance with stringent internal control procedures. The Company has committed significant resources to comply with Sarbanes-Oxley.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest yield is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $6.2 million in the second quarter of 2005, an increase of $8 thousand, or 0.13%, from the second quarter of 2004. The net interest yield was 3.87% in the second quarter of 2005 as compared to 4.01% in 2004.

For the six months ended June 30, 2005 net interest income on a fully tax equivalent basis increased $41 thousand, or 0.33%, over the comparable period in 2004. Comparing the first six months of 2005 to 2004, average loans increased $24.3 million or 5.95% while investment securities increased $17.3 million or 9.29%. Average earning assets increased 5.71% and the net interest yield decreased from 4.09% in 2004 to 3.89% in 2005. The cost of interest-bearing liabilities has increased more than the increased yield on earning assets, thus creating a decrease in the net interest income for 2005 compared to 2004.

Tax equivalent interest income increased $513 thousand, or 6.06%, in the second quarter of 2005 compared to the second quarter of 2004. Average earning assets grew $23.2 million, or 3.74%. Total average loans increased $20.2 million, or 4.86%, while average investment securities increased $4.2 million, or 2.12%. The yield on earning assets increased for the second quarter of 2005 compared to the second quarter of 2004 by 12 basis points due to increasing yields in the loan portfolio.

Interest expense increased $505 thousand, or 22.31% in the second quarter of 2005 from the second quarter of 2004 while interest-bearing liabilities increased $33.8 million or 7.08% in the second quarter of 2005 over the same period in 2004. The cost of funding those liabilities increased 27 basis points from 2004. For the six months ended June 30, 2005 interest expense increased $937 thousand, or 20.80%, over the same period in 2004.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)

Loans	$434,467	$6,924	6.37%	$414,313	$6,416	6.19%
Investment securities:
Taxable	164,430	1,363	3.32%	156,465	1,312	3.35%
Tax-exempt	36,485	644	7.06%	40,280	721	7.16%

Total investment securities	200,915	2,007	4.00%	196,745	2,033	4.13%
Federal funds sold	7,138	50	2.80%	8,264	19	0.92%

Total earning assets	642,520	$8,981	5.59%	619,322	$8,468	5.47%
Reserve for loan losses	(4,112)			(4,820)
Other nonearning assets	48,702			50,401

Total assets	$687,110			$664,903

Time and savings deposits:
Interest-bearing transaction accounts	$7,360	$5	0.27%	$5,683	$5	0.35%
Money market deposit accounts	144,998	283	0.78%	135,536	183	0.54%
Savings accounts	42,494	55	0.52%	42,185	52	0.49%
Time deposits, $100,000 or more	71,218	541	3.04%	59,931	369	2.46%
Other time deposits	142,078	1,057	2.98%	148,031	1,033	2.79%

Total time and savings deposits	408,148	1,941	1.90%	391,366	1,642	1.68%
Federal funds purchased, repurchase agreements and other borrowings	52,193	278	2.13%	34,697	76	0.88%
Federal Home Loan Bank advances	51,223	550	4.29%	51,667	546	4.23%

Total interest-bearing liabilities	511,564	2,769	2.17%	477,730	2,264	1.90%
Demand deposits	103,648			118,853
Other liabilities	1,466			3,980
Stockholders’ equity	70,432			64,340

Total liabilities and stockholders’ equity	$687,110			$664,903

Net interest income/yield		$6,212	3.87%		$6,204	4.01%

	For the six months ended June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)

Loans	$433,438	$13,695	6.32%	$409,089	$12,873	6.29%
Investment securities:
Taxable	166,790	2,793	3.35%	145,479	2,517	3.46%
Tax-exempt	37,086	1,317	7.10%	41,075	1,471	7.16%

Total investment securities	203,876	4,110	4.03%	186,554	3,988	4.28%
Federal funds sold.	6,439	86	2.67%	13,324	62	0.93%

Total earning assets	643,753	$17,891	5.56%	608,967	$16,923	5.56%
Reserve for loan losses	(4,144)			(4,832)
Other nonearning assets	48,926			49,702

Total assets	$688,535			$653,837

Time and savings deposits:
Interest-bearing transaction accounts	$7,108	$10	0.28%	$5,699	$9	0.32%
Money market deposit accounts	146,287	548	0.75%	134,910	364	0.54%
Savings accounts	42,792	107	0.50%	41,127	102	0.50%
Time deposits, $100,000 or more	71,422	1,030	2.88%	58,745	725	2.47%
Other time deposits	142,682	2,053	2.88%	145,608	2,030	2.79%

Total time and savings deposits	410,291	3,748	1.83%	386,089	3,230	1.67%
Federal funds purchased, repurchase agreements and other borrowings	50,974	502	1.97%	33,242	141	0.85%
Federal Home Loan Bank advances	52,708	1,134	4.30%	50,833	1,086	4.27%

Total interest-bearing liabilities	513,973	5,384	2.10%	470,164	4,457	1.90%
Demand deposits	102,641			115,395
Other liabilities	2,068			3,477
Stockholders’ equity	69,853			64,801

Total liabilities and stockholders’ equity	$688,535			$653,837

Net interest income/yield		$12,507	3.89%		$12,466	4.09%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $450 thousand for the first six months of 2005, up from $350 thousand in the comparable period in 2004. Loans charged off (net of recoveries) in the first six months of 2005 were $574 thousand compared with loans charged off (net of recoveries) of $439 thousand in the first six months of 2004. On an annualized basis net loan charge-offs were 0.27% of total net loans for the first six months of 2005 compared with 0.21% for the same period in 2004.

On June 30, 2005 nonperforming assets totaled $585 thousand compared with $1.5 million on June 30, 2004. The June 2005 total consisted of $420 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. The June 2004 total consisted of $47 thousand in foreclosed real estate, $165 thousand in a former branch site listed for sale, $326 thousand in nonaccrual loans and $941 thousand in restructured loans. Loans still accruing interest but past due 90 days or more increased to $871 thousand as of June 30, 2005 compared with $597 thousand as of June 30, 2004.

The allowance for loan losses on June 30, 2005 was $4.2 million compared with $4.7 million on June 30, 2004. It represented a multiple of 7.14 times nonperforming assets and 9.95 times nonperforming loans at June 30, 2005. Nonperforming loans includes nonaccrual and restructured loans. The allowance for loan losses was 0.96% and 1.12% of total loans on June 30, 2005 and 2004, respectively.

Noninterest Income

For the second quarter of 2005, noninterest income decreased $4 thousand, or 0.17%, over the same period in 2004. For the six months ended June 30, 2005, noninterest income increased $354 thousand or 7.52% over the same period in 2004. The growth in noninterest income for the six month period is attributed to service charges on deposit accounts and other service charges, commissions and fees. The increase in other service charges, commissions and fees is attributed to increased activity in retail investment sales and debit card income. Service charges on deposit accounts increased due to the fees associated with the Company’s service called Old Point Overdraft Privilege, which began in April 2004.

Noninterest Expenses

For the second quarter of 2005, noninterest expenses increased $535 thousand, or 10.19% over the second quarter of 2004. For the six months ended June 30, 2005 noninterest expenses increased $904 thousand or 8.72% over the same period in 2004. For the six months ended June 30, 2005 salaries and employee benefits increased $508 thousand, or 7.85% over the same period in 2004. The Company has increased staff by 30 full time equivalents since June 30, 2004.

Occupancy expenses increased $36 thousand, or 2.43%. Other operating expenses increased $105 thousand, or 8.72% in the second quarter of 2005 over the second quarter of 2004. The Company anticipates a continuing trend of increases in other expense in future periods. Salaries and employee benefits, as well as occupancy expenses, will continue to increase as the Company expands its branch system in the remainder of 2005 and into 2006. The Company also expects increases to back office staffing expense and consulting and accounting fees related to the implementation of changes to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Balance Sheet Review

At June 30, 2005, the Company had total assets of $700.3 million, up 2.04% from $686.3 million at December 31, 2004. Net loans as of June 30, 2005 were $432.9 million, up 0.93% from $429.0 million at December 31, 2004. The Company realized significant growth in the real estate category of loans. Note 3 of the consolidated financial statements details the loan volume by category as of June 30, 2005 and December 31, 2004.

Average assets as of June 30, 2005 were $688.5 million compared to $653.8 million as of June 30, 2004. The growth in assets in 2005 was due to the increase in average investments, which were up 9.29% and average loans, which were up 5.95% as compared to the same period in 2004.

Total investment securities at June 30, 2005 were $199.8 million, down 5.22% from $210.8 million on December 31, 2004 due to security maturities and calls. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

At June 30, 2005, total deposits decreased to $509.3 million, down 0.55% from $512.2 million on December 31, 2004. FHLB advances increased by $15.0 million, or 27.27% from December 31, 2004 in anticipation of future loan growth.

Capital Resources

Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at June 30, 2005. As shown below, these ratios were all well above the regulatory minimum levels.

	2005 Regulatory Minimums	June 30, 2005
Tier 1	4.00%	10.42%
Total Capital	8.00%	15.71%
Tier 1 Leverage	3.00%	14.85%

Quarter-end book value was $17.65 in 2005 and $15.98 in 2004. Cash dividends were $1.3 million, or $0.32 per share in the six months ended June 30, 2005, and $1.2 million, or $0.30 per share in the six months ended June 30, 2004. The common stock of the Company has not been extensively traded.

The Company purchased an existing building in June 2004 for an additional branch location in Virginia Beach. The branch is expected to open in the third quarter of 2005.

The Company purchased land in April of 2004 for an additional branch location in Isle of Wight. The branch is anticipated to open in early 2006.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank (FHLB). As of the end of the second quarter, the Company had $20 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the second quarter 2005, the Company had $40 million available in federal funds to handle any short-term borrowing needs.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available for sale. The Company’s primary external source of liquidity is advances from the FHLB of Atlanta.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows. As of June 30, 2005, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

As of June 30, 2005, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2005. It should be noted, however, that non-maturing deposit liabilities totaling $190 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data.

When the Company is asset sensitive, net interest income should improve if interest rates rise since assets will reprice faster than liabilities. Conversely, if interest rates fall, net interest income should decline. This is dependent on the optionality of both assets and liabilities.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 1.42% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 1.11% decrease in net income and that a 200 basis point rise in rates would cause approximately a 2.73% decrease in net income at June 30, 2005.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending or threatened legal proceedings to which the Company, or any of it subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities or share repurchases during the quarter ending June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 26, 2005. A quorum of shareholders was present, consisting of a total of 2,842,061.2304 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected the 13 directors listed below to serve as directors of the Company for one-year terms, having received the following votes:

	For	Withheld
James Read Chisman	2,768,931.7643	73,129.4761
Dr. Richard F. Clark	2,801,705.6254	40,355.6150
Russell S. Evans, Jr.	2,787,085.2905	54,975.9499
Dr. Arthur D. Greene	2,801,882.2905	40,178.9499
Gerald E. Hansen	2,787,164.7427	54,896.4977
Stephen D. Harris	2,650,895.2165	191,166.0239
John Cabot Ishon	2,798,163.7427	43,897.4977
Eugene M. Jordan	2,798,042.0992	44,019.1412
John B. Morgan, II	2,801,961.7427	40,099.4977
Louis G. Morris	2,798,463.7427	43,597.4977
Dr. H. Robert Schappert	2,798,121.5514	43,939.6890
Robert F. Shuford	2,798,463.7427	43,597.4977
Melvin R. Zimm	2,787,164.7427	54,896.4977

No other matters were voted on during the 2005 Annual Meeting.

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

OLD POINT FINANCIAL CORPORATION

August 11, 2005	/s/ Robert F. Shuford
Robert F. Shuford
President and Chief Executive Officer

August 11, 2005	/s/ Laurie D. Grabow
Laurie D. Grabow
Senior Vice President and Chief Financial Officer