Form 10-Q
period 2005-09-30
OLD POINT FINANCIAL CORP
filed 2005-11-10
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,015,895 shares outstanding of Common Stock ($5.00 par value) at October 31, 2005

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

(i)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
Assets

Cash and due from banks	$18,967,678	$11,594,633
Federal funds sold	7,022,026	1,978,180

Cash and cash equivalents	25,989,704	13,572,813
Securities available-for-sale, at fair value	194,883,122	201,379,552
Securities held-to-maturity (fair value approximates $3,160,829 and $9,542,067)	3,114,989	9,424,283
Loans, net of allowance for loan losses of $4,244,723 and $4,302,756	466,162,416	428,950,465
Premises and equipment, net	20,569,221	18,542,520
Bank owned life insurance	9,660,818	8,489,453
Other assets	7,866,118	5,915,974

	$728,246,388	$686,275,060

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$112,672,995	$101,526,801
Savings deposits	190,649,636	200,485,606
Time deposits	227,663,627	210,147,931

Total deposits	530,986,258	512,160,338
Federal funds purchased, repurchase agreements and other borrowings	54,000,915	48,927,719
Federal Home Loan Bank advances	70,000,000	55,000,000
Accrued expenses and other liabilities	2,079,399	1,047,681

Total liabilities	657,066,572	617,135,738

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,016,290 and 4,013,644 shares issued	20,081,450	20,068,220
Additional paid-in capital	14,160,169	14,074,162
Retained earnings	38,436,835	34,803,848
Accumulated other comprehensive income (loss)	(1,498,638)	193,092

Total stockholders’ equity	71,179,816	69,139,322

	$728,246,388	$686,275,060

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$7,324,667	$6,704,185	$20,987,119	$19,540,690
Interest on federal funds sold	123,988	45,009	210,261	106,607
Interest on securities:
Taxable	1,308,854	1,292,695	3,996,741	3,805,393
Tax-exempt	428,510	460,637	1,297,992	1,431,938
Dividends and interest on all other securities	49,655	41,703	154,560	105,777

Total interest and dividend income	9,235,674	8,544,229	26,646,673	24,990,405

Interest Expense:
Interest on savings deposits	369,517	260,781	1,034,141	735,583
Interest on time deposits	1,805,362	1,408,994	4,888,260	4,163,722
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	291,182	82,037	793,315	223,058
Interest on Federal Home Loan Bank advances	740,281	586,888	1,874,384	1,672,976

Total interest expense	3,206,342	2,338,700	8,590,100	6,795,339
Net interest income	6,029,332	6,205,529	18,056,573	18,195,066
Provision for loan losses	300,000	300,000	750,000	650,000

Net interest income, after provision for loan losses	5,729,332	5,905,529	17,306,573	17,545,066

Noninterest Income:
Income from fiduciary activities	659,041	621,922	2,072,505	1,934,068
Service charges on deposit accounts	1,285,166	1,174,007	3,542,971	3,198,559
Other service charges, commissions and fees	455,789	410,995	1,354,991	1,191,465
Income from bank owned life insurance	129,712	116,296	377,189	341,726
Gain on available-for-sale securities, net	938	12,005	9,856	210,947
Other operating income	143,028	79,983	373,509	242,165

Total noninterest income	2,673,674	2,415,208	7,731,021	7,118,930

Noninterest Expense:
Salaries and employee benefits	3,690,047	3,346,228	10,665,089	9,813,627
Occupancy and equipment	818,381	762,096	2,319,466	2,227,560
Supplies	126,880	113,583	360,997	314,915
Postage and courier	122,754	122,114	357,004	338,066
Service fees	195,016	211,674	471,798	432,769
Data processing	155,671	139,720	449,480	441,709
Marketing	217,633	77,495	469,398	279,304
Customer development	147,805	101,981	413,407	291,377
Employee professional development	127,973	112,640	407,607	360,970
Other	483,439	444,490	1,451,102	1,307,036

Total noninterest expenses	6,085,599	5,432,021	17,365,348	15,807,333

Income before income taxes	2,317,407	2,888,716	7,672,246	8,856,663
Income tax expense	595,930	795,475	2,039,955	2,364,721

Net income	$1,721,477	$2,093,241	$5,632,291	$6,491,942

Basic Earnings per Share:
Average shares outstanding	4,016,070	4,001,129	4,015,866	3,993,011
Net income per share of common stock	$0.43	$0.52	$1.40	$1.63

Diluted Earnings per Share:
Average shares outstanding	4,090,201	4,082,777	4,096,010	4,081,809
Net income per share of common stock	$0.42	$0.51	$1.38	$1.59

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005

Balance at beginning of period	4,013,644	$20,068,220	$14,074,162	$34,803,848	$193,092	$69,139,322
Comprehensive income:
Net income	—	—	—	5,632,291	—	5,632,291
Unrealized holding losses arising during the period (net of tax, $868,146)					(1,685,225)	(1,685,225)
Reclassification adjustment, (net of tax, $3,351)	—	—	—	—	(6,505)	(6,505)

Total comprehensive income (loss)	—	—	—	5,632,291	(1,691,730)	3,940,561
Sale of common stock	2,800	14,000	76,629	(27,565)	—	63,064
Repurchase and retirement of common stock	(154)	(770)		(3,848)		(4,618)
Nonqualified stock options	—	—	9,378	—	—	9,378
Cash dividends ($.49 per share)	—	—	—	(1,967,891)	—	(1,967,891)

Balance at end of period	4,016,290	$20,081,450	$14,160,169	$38,436,835	$(1,498,638)	$71,179,816

FOR NINE MONTHS ENDED SEPTEMBER 30, 2004

Balance at beginning of period	3,976,019	$19,880,095	$12,433,007	$30,245,571	$739,963	$63,298,636
Comprehensive income:
Net income	—	—	—	6,491,942	—	6,491,942
Unrealized holding losses arising during the period (net of tax, $119,366)					(231,710)	(231,710)
Reclassification adjustment, (net of tax, $71,722)					(139,225)	(139,225)
Minimum pension liability adjustment	—	—	—	—	123,593	123,593

Total comprehensive income (loss)				6,491,942	(247,342)	6,244,600
Sale of common stock	44,902	224,510	1,218,503	(821,897)	—	621,116
Repurchase and retirement of common stock	(15,749)	(78,745)	(51,397)	(335,345)		(465,487)
Cash dividends ($.46 per share)	—	—	—	(1,838,888)	—	(1,838,888)

Balance at end of period	4,005,172	$20,025,860	$13,600,113	$33,741,383	$492,621	$67,859,977

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,632,291	$6,491,942
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,018,717	951,104
Provision for loan losses	750,000	650,000
Net gain on sale of available-for-sale securities	(9,856)	(210,947)
(Accretion) amortization of securities, net	(1,665)	26,354
Loss on disposal of equipment	5,787	8,426
Increase in other assets	(2,250,012)	(1,792,004)
Increase in other liabilities	1,031,718	827,623

Net cash provided by operating activities	6,176,980	6,952,498

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(3,585,732)	(84,215,281)
Proceeds from maturities and calls of securities	9,845,450	55,262,350
Proceeds from sales of available-for-sale securities	3,994,300	16,397,679
Net increase in loans	(37,961,951)	(24,932,649)
Purchases of premises and equipment	(3,051,205)	(4,506,687)

Net cash used in investing activities	(30,759,138)	(41,994,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing deposits	11,146,194	(4,090,808)
Net increase (decrease) in savings deposits	(9,835,970)	16,096,432
Net increase in time deposits	17,515,696	19,366,189
Increase in federal funds purchased and repurchase agreements	7,582,801	42,325
Increase in Federal Home Loan Bank advances	15,000,000	10,000,000
Decrease in interest bearing demand notes and other borrowed money	(2,509,605)	(573,077)
Proceeds from issuance of common stock	63,064	621,116
Effect of nonqualified stock options	9,378	—
Repurchase and retirement of common stock	(4,618)	(465,487)
Cash dividends paid on common stock	(1,967,891)	(1,838,888)

Net cash provided by financing activities	36,999,049	39,157,802

Net increase in cash and cash equivalents	12,416,891	4,115,712
Cash and cash equivalents at beginning of period	13,572,813	33,352,849

Cash and cash equivalents at end of period	$25,989,704	$37,468,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8,349,556	$6,807,613
Income taxes	2,200,000	2,200,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized loss on investment securities	$(2,563,227)	$(562,023)
Reduction in minimum liability related to pension	—	123,593

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2005 and December 31, 2004, the results of operations for the three months and nine months ending September 30, 2005 and 2004, and statements of changes in stockholders’ equity and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. If needed, certain previously reported amounts have been reclassified to conform to current period presentation.

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at September 30, 2005 and December 31, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2005
Obligations of U. S. Government agencies	$2,200	$—	$(31)	$2,169
Obligations of state and political subdivisions	915	77	—	992

	$3,115	$77	$(31)	$3,161

December 31, 2004
Obligations of U. S. Government agencies	$8,509	$45	$(14)	$8,540
Obligations of state and political subdivisions	915	87	—	1,002

	$9,424	$132	$(14)	$9,542

Amortized costs and fair values of securities available-for-sale at September 30, 2005 and December 31, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2005
United States Treasury securities	$1,000	$—	$(3)	$997
Obligations of U. S. Government agencies	154,756	16	(3,362)	151,410
Obligations of state and political subdivisions	35,671	1,113	(10)	36,774
Money market investments	852	—	—	852
Federal Home Loan Bank stock - restricted	4,513	—	—	4,513
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(25)	168

Total	$197,154	$1,129	$(3,400)	$194,883

December 31, 2004
United States Treasury securities	$999	$—	$(7)	$992
Obligations of U. S. Government agencies	156,740	104	(1,657)	155,187
Obligations of state and political subdivisions	38,568	1,883	(10)	40,441
Money market investments	662	—	—	662
Federal Home Loan Bank stock - restricted	3,757	—	—	3,757
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(21)	172

Total	$201,088	$1,987	$(1,695)	$201,380

The majority of the securities with a loss are U.S. Government agencies. As of September 30, 2005, the agency portfolio has an average life of 2.27 years. The following table details the maturity schedule for these securities:

Year	Amortized Cost
(in thousands)
2006	$3,799
2007	93,213
2008	37,485
2009	18,259
2010	2,000

$154,756

The Company has the ability and intent to hold these securities until maturity. The securities are impaired primarily due to rising interest rates. None of the securities are impaired due to credit issues. Therefore, securities with a loss are considered temporarily impaired.

Note 3. Loans

Loans at September 30, 2005 and December 31, 2004, are summarized as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Commercial and other loans	$54,390	$56,231
Real estate loans:
Construction	38,836	44,228
Farmland	103	108
Equity lines of credit	19,829	16,138
1-4 family residential	97,456	85,038
Multifamily residential	5,512	3,647
Nonfarm nonresidential	184,376	158,130
Installment loans	67,246	67,130
Tax exempt loans	2,503	2,568

Total loans	470,251	433,218
Less: Allowance for loan losses	(4,245)	(4,303)
Net deferred loan costs	156	35

Loans, net	$466,162	$428,950

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Balance, beginning of year	$4,303	$4,832
Provision for loan losses	750	850
Recoveries	254	351
Loans charged off	(1,062)	(1,730)

Balance, end of period	$4,245	$4,303

Note 5. Stock-Based Compensation

At September 30, 2005, the Company had two stock option plans. The Company has elected to continue to apply the provisions of APB No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure”, in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company’s stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the Company’s stock option plans.

Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

Pro forma disclosure SFAS No. 123 as amended by SFAS No. 148
	Three Months Ended September 30,
	2005	2004
Net income:
As reported	$1,721,477	$2,093,241
Fair value-based expense, net of tax	(64,458)	(81,752)

Pro forma	$1,657,019	$2,011,489

Basic earnings per share:
As reported	$0.43	$0.52
Pro forma	$0.41	$0.50
Diluted earnings per share:
As reported	$0.42	$0.51
Pro forma	$0.41	$0.49

	Nine Months Ended September 30,
	2005	2004
Net income:
As reported	$5,632,291	$6,491,942
Fair value-based expense, net of tax	(349,018)	(81,752)

Pro forma	$5,283,273	$6,410,190

Basic earnings per share:
As reported	$1.40	$1.63
Pro forma	$1.32	$1.61
Diluted earnings per share:
As reported	$1.38	$1.59
Pro forma	$1.29	$1.57

Note 6. Pension Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after 25 years of service. The components of net periodic pension cost are as follows:

Quarter ended September 30,	2005	2004
	Pension Benefits
Service cost	$106,345	$95,815
Interest cost	80,017	77,561
Expected return on plan assets	(80,259)	(67,005)
Amortization of prior service cost	320	320
Amortization of net loss	38,001	41,907

Net periodic benefit cost	$144,424	$148,598

Nine months ended September 30,	2005	2004
	Pension Benefits
Service cost	$319,035	$287,445
Interest cost	240,051	232,683
Expected return on plan assets	(240,777)	(201,015)
Amortization of prior service cost	960	960
Amortization of net lost	114,003	125,721

Net periodic benefit cost	$433,272	$445,794

As of September 30, 2005, $750 thousand has been contributed by the Company to the pension plan. No additional contributions are anticipated for 2005.

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

At September 30, 2005, the Company did not anticipate any material impact on the 2006 financial statements due to FAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U. S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue. In November 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist readers in understanding and evaluating the financial condition, changes in financial condition and the results of operations of Old Point Financial Corporation (the Company). The Company consists of the parent company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust and Financial Services, N.A., collectively referred to as the Company. This discussion should be read in conjunction with the consolidated financial statements and other financial information contained elsewhere in this report.

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

General

Old Point Financial Corporation (the Company) is the parent company of The Old Point National Bank of Phoebus (the Bank), a locally owned and managed community bank serving Hampton Roads with an 18-branch network extending from Chesapeake through James City County, and Old Point Trust & Financial Services, N.A., a wealth management services provider. The results of operations for the nine months ended September 30, 2005 may not be indicative of the results that may be expected for the full year.

Critical Accounting Policies and Estimates

As of September 30, 2005, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the third quarter of 2005 decreased 17.76% to $1.7 million as compared with $2.1 million earned in the comparable quarter in 2004. Basic earnings per share for the third quarter of 2005 were $0.43, or $0.42 on a fully diluted basis and $0.52, or $0.51 on a fully diluted basis for the third quarter of 2004.

For the nine months ended September 30, 2005 net income decreased 13.24% to $5.6 million from $6.5 million in 2004. Basic earnings per share for the first nine months of 2005 were $1.40, or $1.38 on a fully diluted basis and $1.63, or $1.59 on a fully diluted basis for the first nine months of 2004.

Return on average assets (ROA) year to date 2005 was 1.08% and return on equity (ROE) was 10.69%. Compared to 2004, ROA was 1.31% and ROE was 13.22%, respectively.

The Company is building for the future, which results in higher costs in the near term. The Company has increased staff by twenty people since last year. The additional positions are to staff and support three new branches that either are already open, or will open within the next few months. The Independence office in the Town Center area of Virginia Beach is now open. The office, the eighteenth location for Old Point National Bank, also is home to a commercial lending staff. The Company’s nineteenth office, in the Eagle Harbor section of Isle of Wight County, should open in early 2006. Eagle Harbor will be the third new office to open within a twelve month period.

In addition to the increase in employees’ salaries and employee expenses related to the expansion plans, Marketing expenses associated with a front-end loaded consumer deposit strategy increased significantly. In addition, the Company is publicly traded and subject to the requirements of the Sarbanes-Oxley Act. Sarbanes-Oxley requires companies to ensure compliance with stringent internal control procedures. The Company has committed significant resources to comply with Sarbanes-Oxley.

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

Net interest income, on a fully tax equivalent basis, was $6.3 million in the third quarter of 2005, a decrease of $146 thousand, or 2.28%, from the third quarter of 2004. The net interest yield was 3.77% in the third quarter of 2005 as compared to 4.03% in 2004.

For the nine months ended September 30, 2005 net interest income on a fully tax equivalent basis decreased $106 thousand, or .56%, over the comparable period in 2004. Comparing the first nine months of 2005 to 2004, average loans increased $23.9 million or 5.75% while investment securities increased $10.9 million or 5.71%. Average earning assets increased 4.96% and the net interest yield decreased from 4.06% in 2004 to 3.84% in 2005. Net interest income has declined due to a significant increase in the cost of deposits and other funding sources. While short term interest rates have risen dramatically in the past twelve months, longer term rates have remained fairly stable. This compression of the yield curve has put pressure on the net interest margin.

Tax equivalent interest income increased $721 thousand, or 8.24%, in the third quarter of 2005 compared to the third quarter of 2004. Average earning assets grew $29.2 million, or 4.58%. Total average loans increased $22.9 million, or 5.36%, while average investment securities increased $4.6 million, or 2.36%. The yield on earning assets increased for the third quarter of 2005 compared to the third quarter of 2004 by 19 basis points due to increasing yields in the loan portfolio.

Interest expense increased $867 thousand, or 37.08% in the third quarter of 2005 from the third quarter of 2004 while interest-bearing liabilities increased $31.8 million or 6.33% in the third quarter of 2005 over the same period in 2004. The cost of funding those liabilities increased 54 basis points from 2004. For the nine months ended September 30, 2005 interest expense increased $1.8 million, or 26.40%, over the same period in 2004.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the three months ended September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans***	$450,753	$7,341	6.51%	$427,823	$6,721	6.28%
Investment securities:
Taxable	165,170	1,358	3.29%	156,920	1,288	3.28%
Tax-exempt	35,416	650	7.34%	39,034	698	7.15%

Total investment securities	200,586	2,008	4.00%	195,954	1,986	4.05%
Federal funds sold	14,527	124	3.41%	12,930	45	1.39%

Total earning assets	665,866	$9,473	5.69%	636,707	$8,752	5.50%
Reserve for loan losses	(4,207)			(4,807)
Other nonearning assets	49,529			48,417

Total assets	$711,188			$680,317

Time and savings deposits:
Interest-bearing transaction accounts	$7,874	$6	0.30%	$10,292	$6	0.23%
Money market deposit accounts	143,145	310	0.87%	143,330	201	0.56%
Savings accounts	42,299	53	0.50%	42,778	54	0.50%
Time deposits, $100,000 or more	72,072	608	3.37%	66,150	404	2.44%
Other time deposits	147,968	1,197	3.24%	145,900	1,004	2.75%

Total time and savings deposits	413,358	2,174	2.10%	408,450	1,669	1.63%
Federal funds purchased, repurchase agreements and other borrowings	51,423	291	2.26%	34,513	82	0.95%
Federal Home Loan Bank advances	70,000	740	4.23%	60,000	587	3.91%

Total interest-bearing liabilities	534,781	3,205	2.40%	502,963	2,338	1.86%
Demand deposits	103,185			108,202
Other liabilities	2,229			2,256
Stockholders’ equity	70,993			66,896

Total liabilities and stockholders’ equity	$711,188			$680,317

Net interest income/yield		$6,268	3.77%		$6,414	4.03%

	For the nine months ended September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans***	$439,209	$21,036	6.39%	$415,334	$19,594	6.29%
Investment securities:
Taxable	166,250	4,151	3.33%	151,439	3,805	3.35%
Tax-exempt	36,529	1,967	7.18%	40,395	2,170	7.16%

Total investment securities	202,779	6,118	4.02%	191,834	5,975	4.15%
Federal funds sold.	9,135	210	3.07%	13,193	107	1.08%

Total earning assets	651,123	$27,364	5.60%	620,361	$25,676	5.52%
Reserve for loan losses	(4,165)			(4,824)
Other nonearning assets	49,128			47,127

Total assets	$696,086			$662,664

Time and savings deposits:
Interest-bearing transaction accounts	$7,363	$16	0.29%	$7,230	$15	0.28%
Money market deposit accounts	145,240	858	0.79%	137,716	565	0.55%
Savings accounts	42,627	160	0.50%	41,678	156	0.50%
Time deposits, $100,000 or more	71,641	1,638	3.05%	61,231	1,129	2.46%
Other time deposits	144,441	3,250	3.00%	145,688	3,034	2.78%

Total time and savings deposits	411,312	5,922	1.92%	393,543	4,899	1.66%
Federal funds purchased, repurchase agreements and other borrowings	51,124	793	2.07%	33,666	223	0.88%
Federal Home Loan Bank advances	58,472	1,874	4.27%	53,889	1,673	4.14%

Total interest-bearing liabilities	520,908	8,589	2.20%	481,098	6,795	1.88%
Demand deposits	103,110			113,309
Other liabilities	1,835			2,758
Stockholders’ equity	70,233			65,499

Total liabilities and stockholders’ equity	$696,086			$662,664

Net interest income/yield		$18,775	3.84%		$18,881	4.06%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized
***	Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $750 thousand for the first nine months of 2005, up from $650 thousand in the comparable period in 2004 due to additional loan growth. Loans charged off (net of recoveries) in the first nine months of 2005 were $808 thousand compared with loans charged off (net of recoveries) of $811 thousand in the first nine months of 2004. On an annualized basis net loan charge-offs were 0.23% of total net loans for the first nine months of 2005 compared with 0.25% for the same period in 2004.

On September 30, 2005 nonperforming assets totaled $462 thousand compared with $2.4 million on September 30, 2004. The September 2005 total consisted of $297 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. The September 2004 total consisted of $165 thousand in a former branch site listed for sale, $441 thousand in nonaccrual loans and $1.8 million in restructured loans. Since restructuring, the restructured loans have been in compliance with their modified terms and have been yielding a market rate. Therefore, these loans are not reported as a troubled debt restructuring in 2005. Loans still accruing interest but past due 90 days or more increased to $898 thousand as of September 30, 2005 compared with $692 thousand as of September 30, 2004.

The allowance for loan losses on September 30, 2005 was $4.2 million compared with $4.7 million on September 30, 2004. It represented a multiple of 9.19 times nonperforming assets and 14.29 times nonperforming loans at September 30, 2005. Nonperforming loans includes nonaccrual and restructured loans. The allowance for loan losses was 0.90% and 1.09% of total loans on September 30, 2005 and 2004, respectively.

Noninterest Income

For the third quarter of 2005, noninterest income increased $258 thousand, or 10.70%, over the same period in 2004. For the nine months ended September 30, 2005, noninterest income increased $612 thousand or 8.60% over the same period in 2004. The growth in noninterest income for the nine month period is attributed to service charges on deposit accounts and other service charges, commissions and fees. The increase in other service charges, commissions and fees is attributed to increased activity in retail investment sales and debit card income. Service charges on deposit accounts increased due to the increase in new consumer checking accounts as a result of the Company’s free checking promotion.

Noninterest Expenses

For the third quarter of 2005, noninterest expenses increased $654 thousand, or 12.03% over the third quarter of 2004. For the nine months ended September 30, 2005 noninterest expenses increased $1.6 million or 9.86% over the same period in 2004. For the nine months ended September 30, 2005 salaries and employee benefits increased $851 thousand, or 8.68% over the same period in 2004. The Company has increased staff by 24.5 full time equivalents since September 30, 2004.

Occupancy and equipment expenses increased $56 thousand, or 7.39% and marketing and customer development expense increased $280 thousand, or 361.7% and $45.8 thousand, or 44.9% respectively, in the third quarter of 2005 over 2004. These increases are related to the free checking promotion that was initiated early this year. The Company anticipates a continuing trend of increases in these expenses in future periods. Salaries and employee benefits, as well as occupancy expenses, will continue to increase as the Company expands its branch system in the remainder of 2005 and into 2006. The Company also expects increases to back office staffing expense and consulting and accounting fees related to the implementation of changes to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Balance Sheet Review

At September 30, 2005, the Company had total assets of $728.2 million, up 6.12% from $686.3 million at December 31, 2004. Net loans as of September 30, 2005 were $466.2 million, up 8.68% from $429.0 million at December 31, 2004. The Company realized significant growth in the real estate category of loans. Note 3 of the consolidated financial statements details the loan volume by category as of September 30, 2005 and December 31, 2004.

Average assets as of September 30, 2005 were $696.1 million compared to $662.7 million as of September 30, 2004. The growth in assets in 2005 was due to the increase in average investments, which were up 5.71% and average loans, which were up 5.75% as compared to the same period in 2004.

Total investment securities at September 30, 2005 were $198.0 million, down 6.07% from $210.8 million on December 31, 2004 due to security maturities and calls. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements.

At September 30, 2005, total deposits increased to $530.1 million, up 3.68% from $512.2 million on December 31, 2004. FHLB advances increased by $15.0 million, or 27.27% from December 31, 2004. This increase occurred late in the second quarter and helped fund the loan growth that occurred in the third quarter of 2005.

Capital Resources

Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at September 30, 2005. As shown below, these ratios were all well above the regulatory minimum levels.

	2005 Regulatory Minimums	September 30, 2005
Tier 1	4.00%	14.18%

Total Capital	8.00%	15.01%

Tier 1 Leverage	3.00%	10.22%

Quarter-end book value was $17.72 in 2005 and $16.94 in 2004. Cash dividends were $2.0 million, or $0.49 per share in the nine months ended September 30, 2005, and $1.8 million, or $0.46 per share in the nine months ended September 30, 2004.

An additional branch location in Isle of Wight is anticipated to open in early 2006. The anticipated capital expenditure associated with this branch is expected to be $1.3 million.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank (FHLB). As of the end of the third quarter, the Company had $23.9 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the third quarter 2005, the Company had $40 million available in federal funds to handle any short-term borrowing needs.

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

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows. As of September 30, 2005, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

The Company had $158.2 million in consumer and commercial commitments at September 30, 2005. The Company also had $6.4 million at September 30, 2005 in letters of credit that the Bank will fund if certain future events occur.

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

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2005. It should be noted, however, that non-maturing deposit liabilities totaling $191 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data.

When the Company is asset sensitive, net interest income should improve if interest rates rise since assets will reprice faster than liabilities. Conversely, if interest rates fall, net interest income should decline. This is dependent on the optionality of both assets and liabilities.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 0.23% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a 1.81% decrease in net income and that a 200 basis point rise in rates would cause approximately a 3.54% decrease in net income at September 30, 2005.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the monthly share repurchases during the quarter ending September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
7/1/2005 - 7/31/2005	—		—	200,682
8/1/2005 - 8/31/2005	154	29.99	154	200,528
9/1/2005 - 9/30/2005	—		—	200,528

Total	154	29.99	154

(1)	On February 8, 2005, the Company authorized a program to repurchase during any given calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of the current calendar year. There is currently no stated expiration date for this program.

Item 5. Other Information.

(b) The company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6. Exhibits.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended August 11, 1992 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

10.7*	Base Salaries of Named Executive Officers of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 10, 2005	/s/ Robert F. Shuford
Robert F. Shuford
President and Chief Executive Officer

November 10, 2005	/s/ Laurie D. Grabow
Laurie D. Grabow
Senior Vice President and Chief Financial Officer