Form 10-K
period 2005-12-31
OLD POINT FINANCIAL CORP
filed 2006-03-16
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $5 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005 was $78 million.

There were 3,985,030 shares of common stock outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on April 25, 2006, are incorporated by reference in Part III of this report.

OLD POINT FINANCIAL CORPORATION

FORM 10-K

-i-

PART I

Item 1. Business

GENERAL

Old Point Financial Corporation (the “Company”) was incorporated under the laws of Virginia on February 16, 1984, for the purpose of acquiring all the outstanding common stock of The Old Point National Bank of Phoebus (the “Bank”), in connection with the reorganization of the Bank into a one-bank holding company structure. At the annual meeting of the stockholders on March 27, 1984, the proposed reorganization was approved by the requisite stockholder vote. At the effective date of the reorganization on October 1, 1984, the Bank merged into a newly formed national bank as a wholly-owned subsidiary of the Company, with each outstanding share of common stock of the Bank being converted into five shares of common stock of the Company.

The Company completed a spin-off of its trust department as of April 1, 1999. The newly formed organization is chartered as Old Point Trust and Financial Services, N.A. (“Trust”). Trust is a wholly-owned subsidiary of the Company. The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries which continue to conduct business in substantially the same manner and from the same offices.

The Bank is a national banking association that was founded in 1922. As of the end of 2005, the Bank had eighteen offices in the cities of Hampton, Newport News, Norfolk, Virginia Beach and Chesapeake as well as James City and York County, Virginia, and provides a full range of banking and related financial services, including checking, savings, time deposits, and other depository services, commercial, industrial, residential real estate, consumer loan services and safekeeping services. The Bank’s nineteenth branch, located in Isle of Wight County should open in the first quarter of 2006.

As of December 31, 2005, the Company had assets of $740.0 million, loans of $494.7 million, deposits of $536.7 million, and stockholders’ equity of $71.1 million. At year-end, the Company and its subsidiaries had a total of 296 employees, 24 of who were part-time.

The Company’s market area is Hampton Roads, which includes Williamsburg, Poquoson, Newport News, Hampton, Chesapeake, Norfolk, Virginia Beach, Portsmouth and Suffolk. The area also includes the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. In 2003, the United States Census Bureau ranked Hampton Roads as the 32nd most populous Metropolitan Statistical Area (MSA) in the United States. The Hampton Roads MSA is the largest market between Washington D.C. and Atlanta, GA, and the fourth largest MSA in the southeast. The region has seen a 13% increase in population between 1990 and 2004 and is home to just over 1.6 million people. The Hampton Roads Planning District Commission predicts Hampton Roads will have more than 1.8 million residents by 2018.

Hampton Roads features the largest and fastest growing port in the country, a diverse economy and a solid military sector with major military headquarters and the world’s largest naval base. Businesses are attracted to Hampton Roads for a number of factors, including a relatively low cost of living, a high quality of life, and a well educated and able labor force.

In the Bank’s market area, the Company competes with large national and regional financial institutions, savings and loans and other independent community banks, as well as credit unions, mutual funds and life insurance companies. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks.

The banking business in Virginia, and in the Bank’s primary service area in Hampton Roads, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Company competes by emphasizing customer service and technology, establishing long-term customer relationships and building customer loyalty, and providing products and services to address the specific needs of the Company’s customers. Through the Bank, the Company targets individual and small-to-medium size business customers.

No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

As of June 30, 2005, the Bank held eighth place with 3% total market share of all Hampton Roads deposits. The Bank’s total deposits for the entire Hampton Roads area dipped slightly between June 2004 and June 2005. We remain strong on the Peninsula, with 13% market share, retaining third place.

The Company maintains a website on the Internet at www.oldpoint.com. The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). This reference to the Company’s Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Company’s Internet address is not part of this Form 10-K or any other report filed by the Company with the SEC. The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings can also be obtained on the SEC’s website on the Internet at www.sec.gov.

REGULATION AND SUPERVISION

Set forth below is a brief description of some of the material laws and regulations that affect the Company. The description of these statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations summarized below. No assurance can be given that these statutes or regulations will not change in the future.

General. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures and requires additional corporate governance measures and expanded disclosure of the Company’s corporate operations and internal controls. The Company is complying with the applicable SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Company has incurred and will continue to incur additional expense in complying with the provisions of the SOX and the resulting regulations, this compliance has not had, and is not expected to have, a material impact on the Company’s financial condition or results of operations.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Board of Governors Federal Reserve System (the “FRB”). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB’s approval is also required for the merger or consolidation of bank holding companies.

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

Capital Requirements. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings by the regulatory agencies and are counted as a percentage of their book value. See “Management’s Discussion and Analysis – Capital Resources” Part II, Item 7.

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

The FDIC has promulgated implementing regulations that base an institution’s risk category partly upon whether the institution is well capitalized (“1”), adequately capitalized (“2”) or under capitalized (“3”), as defined under the Prompt Corrective Action Regulations. In addition, each insured depository institution is assigned to one of three “supervisory subgroups.” Subgroup “A” institutions are financially sound institutions with few minor weaknesses, subgroup “B” institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration, and subgroup “C” institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

Mortgage Banking Regulation. The Bank’s mortgage banking operation is subject to the rules and regulations of, and examination by the U.S. Department of Housing and Urban Development, the Federal Housing Administration, the Veterans Administration and other federal and state regulatory authorities with respect to originating, processing and selling mortgage loans.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complementary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA (discussed below). In addition, the bank holding company must file with the FRB a declaration of its intention to become a financial holding company. While the Company satisfies these requirements, the Company has elected for various reasons not to be treated as a financial holding company under the GLBA.

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

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and compliance costs, the USA PATRIOT Act has not materially affected the Bank’s products, services or other business activities.

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

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Item 1A. Risk Factors

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company’s profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company’s control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Changes in interest rates affect operating performance and financial condition. The Company tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s net interest margin and, in turn, its profitability. At December 31, 2005, based on scheduled maturities only, the Company’s balance sheet was liability sensitive at the one year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment.

In addition, any substantial and prolonged increase in market interest rates could reduce the Bank’s customers’ desire to borrow money or adversely affect their ability to repay their outstanding loans by increasing their credit costs. Interest rate changes could also affect the fair value of the Company’s financial assets and liabilities. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest margin, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

The Company’s substantial dependence on dividends from its subsidiaries may prevent it from paying dividends to its stockholders and adversely affect its business, results of operations or financial condition. The Company is a separate legal entity from its subsidiaries and does not have significant operations or revenues of its own. The Company substantially depends on dividends from its subsidiaries to pay dividends to stockholders and to pay its operating expenses. The availability of dividends from the subsidiaries is limited by various statues and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the OCC could assert that payment of dividends by the subsidiaries is an unsafe or unsound practice. In the event the subsidiaries are unable to pay dividends to the Company, the Company may not be able to pay dividends on the Company’s common stock, service debt or pay operating expenses. Consequently, the inability to receive dividends from the subsidiaries could adversely affect the Company’s financial condition, results of operations, cash flows and prospects and limit stockholders’ return, if any, to capital appreciation..

The Company’s profitability depends significantly on local economic conditions. The Company’s success depends primarily on the general economic conditions of the markets the Company operates in. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in Eastern Virginia. The local economic conditions in this area have a significant impact on the demand for loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of the Company’s operations.

A decline in real estate values could cause a significant portion of the Company’s loan portfolio to be under-collateralized and adversely impact the Company’s operating results and financial condition. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company’s loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, the Company may not be able to realize the amount of collateral that it anticipated at the time of originating the loan. In that event, the Company may have to increase its provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

Market Risk affects the earnings of Trust. The fee structure of Trust is generally based upon the market value of accounts under administration. Most of these accounts are invested in equities of publicly traded companies and debt obligations of both government agencies and publicly traded companies. As such, fluctuations in the equity and debt markets in general can have a direct impact upon the earnings of Trust.

The Company may be adversely affected by changes in government monetary policy. As a bank holding company, business is affected by the monetary policies established by the Board of Governors of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the Federal Reserve may utilize techniques such as the following:

•	Engaging in open market transactions in United States government securities;

•	Setting the discount rate on member bank borrowings; and

•	Determining reserve requirements.

These techniques may have an adverse effect on deposit levels, net interest margin, loan demand or the Company’s business and operations.

The allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect the Company’s operating results. The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolutions, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, that may be beyond the Company’s control and these future losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While management believes that the Company’s allowance is adequate to cover current losses, the Company cannot assure investors that it will not need to increase the allowance or that regulators will not require the allowance to be increased. Either of these occurrences could materially and adversely affect earnings and profitability.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them. The Company is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of operations. Regulations adopted by these agencies, which are generally intended to protect depositors and customers rather than to benefit stockholders, govern a comprehensive range of matters including, without limitation, ownership and control of the Company’s shares, acquisition of other companies and businesses, permissible activities for the Company and its subsidiaries may engage in, maintenance of adequate capital levels and other aspects of operations. These regulations could limit the Company’s growth by restricting certain of its activities. The laws, rules and regulations applicable to the Company are subject to regular modification and change. Regulatory changes could subject the Company to more demanding regulatory compliance requirements which could affect the Company in unpredictable and adverse ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Legislation and regulatory initiative containing wide-ranging proposals for altering the structure, regulation and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or what form of proposed statute or regulation will be adopted or the extent to which such adoption may affect our business.

The Company’s future success depends on its ability to compete effectively in the highly competitive financial services industry. The Company faces substantial competition in all phases of its operations from a variety of different competitors. Growth and success depends on the Company’s ability to compete effectively in this highly competitive financial services environment. Many competitors offer products and services that are not offered by the Company, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposit more aggressively and may have larger lending limits that would allow them to serve the credit needs of larger customers. Some of the financial service organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured national banks. As a result, these non-bank competitors have certain advantages over the Company in accessing funding and in providing various services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Failure to compete effectively to attract new and retain current customers in the Company’s markets could cause it to lose market share, slow its growth rate and may have an adverse effect on its financial condition and results of operations.

Negative public opinion could damage our reputation and adversely impact the Company’s business, financial condition and results of operation. Reputation risk, or the risk to the Company’s business, financial condition and results of operation from negative public opinion, is inherent in the financial services industry. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices and corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion could adversely affect the Company’s ability to keep and attract customers and employees and could expose it to litigation and regulatory action. Damage to the Company’s reputation could adversely affect deposits and loans and otherwise negatively affect the Company’s business, financial condition and results of operation.

The Company and its subsidiaries are subject to transaction risk, which could adversely affect business, financial condition and results of operation. The Company and its subsidiaries, like all businesses, are subject to transaction risk, which is the risk of loss resulting from human error, fraud or unauthorized transactions due to inadequate or failed internal processes and systems, and external events that are wholly or partially beyond the Company’s control (including, for example, computer viruses or electrical or telecommunications outages). Transaction risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Although the Company and its subsidiaries seek to mitigate operational risk through a system of internal controls, there can be no assurance that they will not suffer losses from operational risks in the future that may be material in amount. Any losses resulting from transaction risk could take the form of explicit charges, increased operational costs, litigation costs, harm to reputation or forgone opportunities, any and all of which could have a material adverse effect on business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank owns the main office located in Hampton, Virginia, five office buildings and 12 branches. All of these are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining four branches are leased from unrelated parties under leases with renewal options that expire in anywhere from three to eight years.

For more information concerning the commitments under current leasing agreements, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

The Bank owns one property in Isle of Wight County which is designated as a future branch location. The Bank anticipates opening this branch in the first quarter of 2006. The Bank has entered into a contract for $4.0 million to purchase a parcel of land and the improvements located thereon in the City of Virginia Beach. The closing on this property is scheduled for the third quarter of 2006. This location is currently planned to be used as a branch location.

Item 3. Legal Proceedings

The Company is not a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Executive Officer Since	Principal Occupation During Past Five Years
Robert F. Shuford (68) Chairman, President & Chief Executive Officer Old Point Financial Corporation; Chairman of the Board Old Point National Bank	1965	Banker

Louis G. Morris (51) Executive Vice President/OPNB Old Point Financial Corporation	1988	Banker

Cary B. Epes (57) Senior Vice President/Business Development & Lending Old Point Financial Corporation	1994	Banker

Margaret P. Causby (55) Senior Vice President/Risk Management Old Point Financial Corporation	1996	Banker

Laurie D. Grabow (48) Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	1999	Banker

Eugene M. Jordan, II (51) Executive Vice President/Trust Old Point Financial Corporation	2003	Banker

Robert F. Shuford, Jr. (41) Senior Vice President/Operations Old Point Financial Corporation	2003	Banker

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Global Market under the symbol “OPOF”. The approximate number of stockholders of record as of February 28, 2006 was 1,280. The range of high and low prices and dividends paid per share of the Company’s common stock for each quarter during 2005 and 2004 is presented in Item 7 of this report on Form 10-K under “Capital Resources” and is incorporated herein by reference. Additional information related to stockholder matters can be found in Note 15 “Regulatory Matters” of the Notes to Consolidated Financial Statements found in Item 8 “Financial Statements” and Supplementary Data of this report on Form 10-K.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
10/1/2005 - 10/31/2005	395	29.88	395	200,133
11/1/2005 - 11/30/2005	—	—	—	200,133
12/1/2005 - 12/31/2005	6,588	29.21	6,588	193,545
Total	6,983		6,983

(1)	On February 8, 2005, the Company authorized a program to repurchase during the current calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of the current calendar year. There is currently no stated expiration date for this program. The Company has repurchased 7,137 shares under the current program. The Company repurchased 6,983 shares of the Company’s common stock during the quarter ended December 31, 2005.

Item 6. Selected Financial Data

The following table summarizes the Company’s performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years Ended December 31,	2005	2004	2003	2002	2001
	(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$36,487	$33,639	$33,167	$34,112	$35,108
Interest expense	12,321	9,248	9,643	11,956	16,156

Net interest income	24,166	24,391	23,524	22,156	18,952
Provision for loan loss	1,050	850	1,000	1,700	1,200

Net interest income after provision for loan loss	23,116	23,541	22,524	20,456	17,752
Gains (losses) on sales of investment securities	10	215	60	14	(1)
Noninterest income	10,355	9,205	7,408	7,128	6,543
Noninterest expenses	23,585	21,172	19,596	18,291	16,850

Income before taxes	9,896	11,789	10,396	9,307	7,444
Income taxes	2,628	3,209	2,571	2,256	1,734

Net income	$7,268	$8,580	$7,825	$7,051	$5,710

FINANCIAL CONDITION

Total assets	$739,993	$686,275	$645,915	$576,623	$518,759
Total deposits	536,744	512,160	490,422	454,052	412,303
Total loans	494,697	433,253	405,111	377,961	346,483
Stockholders’ equity	71,056	69,139	63,299	58,116	50,912
Average assets	706,076	669,869	600,733	543,184	502,035
Average equity	70,472	66,456	61,085	55,079	49,721

PERTINENT RATIOS

Return on average assets	1.03%	1.28%	1.30%	1.30%	1.14%
Return on average equity	10.31%	12.91%	12.81%	12.80%	11.48%
Dividends paid as a percent of net income	36.47%	28.92%	27.35%	25.19%	28.17%
Average equity as a percent of average assets	9.98%	9.92%	10.17%	10.14%	9.90%

PER SHARE DATA

Basic EPS	$1.81	$2.15	$1.98	$1.80	$1.47
Cash dividends declared	0.66	0.62	0.54	0.453	0.413
Book value	17.70	17.23	15.92	14.76	13.06

GROWTH RATES

Year-end assets	7.83%	6.25%	12.02%	11.15%	8.73%
Year-end deposits	4.80%	4.43%	8.01%	10.13%	10.01%
Year-end loans	14.18%	6.95%	7.18%	9.09%	8.31%
Year-end equity	2.77%	9.23%	8.92%	14.15%	9.50%
Average assets	5.41%	11.51%	10.59%	8.20%	9.23%
Average equity	6.04%	8.79%	10.90%	10.78%	14.94%
Net income	-15.29%	9.65%	10.98%	23.49%	11.24%
Cash dividends declared	6.45%	14.81%	19.21%	9.69%	6.72%
Book value	2.73%	8.23%	7.84%	13.07%	9.11%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion is intended to assist readers in understanding and evaluating the financial condition, changes in financial condition and the results of operations of the Company, consisting of the parent company and its wholly-owned subsidiaries, the Bank and Trust. This discussion should be read in conjunction with the consolidated financial statements and other financial information contained elsewhere in this report.

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

Executive Overview

Description of Operations

Headquartered in Hampton, Virginia, the Company is the locally-owned parent company of Trust and the Bank. Trust is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, and investment management services to individual and business customers. The Bank is an independent community bank with 18 branches throughout the Hampton Roads localities of Chesapeake, Hampton, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County.

Primary Financial Data for 2005

The Company earned $7.3 million in 2005, a 15.29% decrease in net income from 2004. The $7.3 million was below what the Company had expected. The decrease in net income was directly impacted by the net interest margin. While total interest income rose by $2.8 million, total interest expense rose by $3.1 million. The Company provided $200 thousand more in the provision for loan loss in 2005 compared to the 2004 provision. Therefore, net interest income after provision for loan loss was $425 thousand less in 2005 when compared to 2004. In addition, two noninterest expense items, salaries and benefits and marketing expenses, were substantially higher than in 2004. Staffing levels increased by 18 full-time-equivalent positions in support of two new branches that opened during the year and one that is anticipated to open during the first quarter of 2006. Marketing expenses rose, in part because of expenses associated with the opening of new offices and also because of direct mail and other expenditures in support of bank wide new consumer checking account initiatives.

Management considers 2005 as a year that the Company is building for the future. With the investment in two new branches and the funding of a consumer deposit initiative, the Company is poised for growth and increased earnings in the future.

Significant Factors Affecting Earnings in 2006

Earnings in 2006 will be affected by the Company’s plans to open a branch office in the Eagle Harbor section of Isle of Wight during the first quarter of 2006. In addition, the Company has signed a contract to purchase a branch office in Virginia Beach, scheduled to close later in 2006. Plans call for the branch to open in 2007 after renovations are complete.

While the Company continues to enhance its branch network, it will also utilize advances in technology to improve the delivery of services to its customers. The Company has recently enhanced its internet banking site and will continue to explore other features on this site. The Company is also enhancing the Bank’s intranet to deliver more information to the desktop of all employees, which in turn will enhance customer service. In 2005, the Bank upgraded its branch computer system and converted the teller and platform sales programs. As new technology is developed, the Company will strive to utilize it to meet the needs of its customers.

The 2005 new consumer checking account initiative increased the Company’s customer base. In 2006, management will focus on cross-selling other products and services to these new customers in order to build stronger and longer lasting relationships. In addition, the Company will strive to locate sources of low cost deposits in order to improve the net interest margin.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) U.S. Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” which requires adequate documentation to support the allowance for loan losses estimate.

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

The Company adopted SFAS No. 114, which has been amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures” (“SFAS No. 118”). SFAS No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. SFAS No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

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

While management uses the best information available to establish the allowance for loan and lease losses, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Income Taxes

The Company recognizes expense for federal income and state bank franchise taxes payable as well as deferred federal income taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated financial statements. Income and franchise tax returns are subject to audit by the Internal Revenue Service and state taxing authorities. Income and franchise tax expense for current and prior periods is subject to adjustment based on the outcome of such audits. The Company believes it has adequately provided for all taxes payable.

Earnings Summary

Net income was $7.3 million, or $1.78 diluted earnings per share in 2005 compared to $8.6 million, or $2.10 diluted earnings per share in 2004 and $7.8 million, or $1.92 diluted earnings per share in 2003. As stated in the Executive Overview above, net income for 2005 was below expectations due to a lower than expected net interest income. Our loan yield was below what was expected because of strong competition and the flat yield curve. In addition, our cost of funds was above what was expected due to lower than expected noninterest-bearing deposits. With the increase in interest rates commercial deposit customers received a higher earnings credit for funds on deposit. The higher earnings credit allowed depositors to keep lower balances in their noninterest-bearing operating account to cover service charges. Therefore, noninterest-bearing deposits dropped by $2.8 million. The low cost funds were replaced with higher cost time deposits and Federal Home Loan Bank advances in order to fund the $61 million loan growth experienced in 2005. This movement for source of funds from noninterest-bearing deposits to higher cost funds caused net interest income for 2005 to be below 2004.

Return on average assets was 1.03% in 2005, 1.28% in 2004 and 1.30% in 2003. Return on average equity was 10.31% in 2005, 12.91% in 2004 and 12.81% in 2003. Both return on average assets and return on average equity were lower in 2005 because of reduction in net income.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest yield is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $25.1 million in 2005, down $325 thousand from 2004 and up $378 thousand from 2003. The net interest yield was 3.81% in 2005 as compared to 4.05% in 2004 and 4.37% in 2003. The net interest yield was lower in 2005 as compared to 2004 because the rates paid on interest-bearing liabilities increased more than the rates earned on interest-earning assets.

Tax equivalent interest income increased $2.7 million, or 7.92%, in 2005. Average earning assets grew $30.9 million, or 4.92%. Total average loans increased $31.3 million, or 7.47%, while average investment securities increased $4.7 million, or 2.42%. The yield on earning assets increased in 2005 by sixteen basis points primarily due to increasing yields in the loan portfolio.

Interest expense increased $3.1 million or 33.2%, in 2005 while interest-bearing liabilities increased 8.62% in 2005. The cost of funding those liabilities increased 43 basis points due to higher interest rates.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

YEARS ENDED DECEMBER 31,

	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(in thousands)
ASSETS

Loans	$450,053	$29,041	6.45%	$418,781	$26,361	6.29%	$387,137	$26,538	6.85%
Investment securities:
Taxable	164,311	5,536	3.37%	155,601	5,287	3.40%	116,993	4,368	3.73%
Tax-exempt	36,094	2,584	7.16%	40,063	2,862	7.14%	45,907	3,295	7.18%

Total investment securities	200,405	8,120	4.05%	195,664	8,149	4.16%	162,900	7,663	4.70%
Federal funds sold	8,356	270	3.23%	13,475	173	1.28%	15,902	165	1.03%

Total earning assets	658,814	37,431	5.68%	627,920	34,683	5.52%	565,939	34,366	6.07%
Reserve for loan losses	(4,210)			(4,723)			(4,789)

	654,604			623,197			561,150

Cash and due from banks	15,554			16,397			13,906
Bank premises and equipment	20,025			16,341			14,170
Other assets	15,893			13,934			11,509

Total assets	$706,076			$669,869			$600,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$8,360	$22	0.26%	$9,654	$25	0.26%	$10,160	$35	0.34%
Money market deposit accounts	144,655	1,196	0.83%	138,776	798	0.58%	120,206	817	0.68%
Savings accounts	42,559	213	0.50%	41,937	209	0.50%	36,613	205	0.56%
Time deposits, $100,000 or more	79,321	2,367	2.98%	68,434	1,536	2.24%	56,944	1,597	2.80%
Other time deposits	141,526	4,620	3.26%	139,771	4,046	2.89%	147,822	4,704	3.18%

Total time and savings deposits	416,421	8,418	2.02%	398,572	6,614	1.66%	371,745	7,358	1.98%
Federal funds purchased, repurchase agreements and other borrowings	51,134	1,160	2.27%	35,850	371	1.03%	23,950	231	0.96%
Federal Home Loan Bank advances	63,316	2,743	4.33%	54,315	2,263	4.17%	42,019	2,054	4.89%

Total interest-bearing liabilities	530,871	12,321	2.32%	488,737	9,248	1.89%	437,714	9,643	2.20%
Demand deposits	102,722			112,043			99,322
Other liabilities	2,011			2,671			2,613

Total liabilities	635,604			603,451			539,649
Stockholders’ equity	70,472			66,418			61,086

Total liabilities and stockholders’ equity	$706,076			$669,869			$600,735

Net interest income/yield		$25,110	3.81%		$25,435	4.05%		$24,723	4.37%

*	Computed on a fully taxable equivalent basis using a 34% rate

The following table summarizes changes in net interest income attributable to changes in the volume of interest bearing assets and liabilities and changes in interest rates.

	VOLUME AND RATE ANALYSIS *
	(in thousands)
	2005 vs. 2004 Increase (Decrease) Due to Changes in:			2004 vs. 2003 Increase (Decrease) Due to Changes in:			2003 vs. 2002 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$1,968	$712	$2,680	$2,169	$(2,346)	$(177)	$1,879	$(2,661)	$(782)
Investment Securities:
Taxable	296	(47)	249	1,441	(522)	919	1,620	(1,531)	89
Tax-exempt	(284)	6	(278)	(420)	(14)	(434)	(230)	(14)	(244)

Total investment securities	12	(41)	(29)	1,022	(537)	485	1,390	(1,545)	(155)
Federal funds sold	(66)	163	97	(25)	34	9	(3)	(83)	(86)

Total earning assets	1,914	834	2,748	3,167	(2,850)	317	3,266	(4,289)	(1,023)

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts	(3)	0	(3)	(2)	(8)	(10)	13	(24)	(11)
Money market deposit accounts	34	364	398	126	(145)	(19)	106	(531)	(425)
Savings accounts	3	1	4	30	(26)	4	44	(141)	(97)
Time deposits, $100,000 or more	244	587	831	322	(383)	(61)	32	(426)	(394)
Other time deposits	51	523	574	(256)	(402)	(658)	231	(1,833)	(1,602)

Total time and savings deposits	329	1,475	1,804	220	(964)	(744)	426	(2,955)	(2,529)

Federal funds purchased, repurchase agreements and other borrowings	158	631	789	115	25	140	(40)	(142)	(182)
Federal Home Loan Bank advances	375	105	480	601	(392)	209	835	(437)	398

Total interest-bearing liabilities	862	2,211	3,073	936	(1,331)	(395)	1,221	(3,534)	(2,313)

Change in net interest income	$1,052	$(1,377)	$(325)	$2,231	$(1,519)	$712	$2,043	$(753)	$1,290

*	Computed on a fully taxable equivalent basis using a 34% rate.

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2005. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2005 non-maturing deposit liabilities totaled $196 million, or 37%, of total interest-bearing liabilities. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is slightly asset sensitive.

When the Company is liability sensitive, net interest income should decrease if interest rates rise since liability will reprice faster than assets. Conversely, if interest rates fall, net interest income should increase, depending on the optionality (prepayment speeds) of the assets. When the Company is asset sensitive, net interest income should rise if rates rise and should fall if rates fall.

The most likely scenario represents the rate environment as management forecasts it to occur. From this scenario, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point drop in rates would cause approximately a 1.62% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause approximately a .61% decrease in net income and that a 200 basis point rise in rates would cause approximately a 1.85% decrease in net income at December 31, 2005.

Interest Sensitivity

The following table reflects the earlier of the maturity or repricing data for various assets and liabilities.

TABLE III

INTEREST SENSITIVITY ANALYSIS

As of December 31, 2005 (in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Uses of funds
Federal funds sold	$2,004	$—	$—	$—	$2,004
Taxable investments	11,847	1,484	146,582	1,087	161,000
Tax-exempt investments	1,138	2,800	18,861	12,267	35,066

Total investments	14,989	4,284	165,443	13,354	198,070

Loans
Commercial	20,370	1,601	31,981	3,964	57,916
Tax-exempt	68	—	—	2,308	2,376
Consumer	5,669	2,540	38,751	19,943	66,903
Real estate	79,663	11,666	196,871	73,994	362,194
Other	1,745	396	2,923	244	5,308

Total loans	107,515	16,203	270,526	100,453	494,697

Total earning assets	$122,504	$20,487	$435,969	$113,807	$692,767

Sources of funds
Interest checking deposits	$10,542	$—	$—	$—	$10,542
Money market deposit accounts	143,007	—	—	—	143,007
Regular savings accounts	42,284	—	—	—	42,284
Time deposits $100,000 or more	24,687	26,366	29,569	—	80,622
Other time deposits	20,298	45,415	95,890	—	161,603
Federal funds purchased, securities sold under agreements to repurchase and FHLB advances	73,912	—	40,000	15,000	128,912
Other borrowings	1,710	—	—	—	1,710

Total interest bearing liabilities	$316,440	$71,781	$165,459	$15,000	$568,680

Rate sensitivity GAP	$(193,936)	$(51,294)	$270,510	$98,807	$124,087

Cumulative GAP	$(193,936)	$(245,230)	$25,280	$124,087

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio.

The provision for loan losses increased to $1.1 million in 2005 as compared to $850 thousand in 2004 and $1.0 million in 2003. The increase was due to loan growth of $61 million and factored into the quarterly calculation of the allowance for loan loss.

Loans that were charged off during 2005 totaled $1.3 million compared to $1.7 million in 2004 and $1.2 million in 2003. Recoveries amounted to $370 thousand in 2005, $351 thousand in 2004 and $462 thousand in 2003. The Company’s net loans charged off to year-end loans were 0.20% in 2005, 0.32% in 2004, and 0.19% in 2003. The allowance for loan losses, as a percentage of year-end loans, was .90% in 2005, .99% in 2004, and 1.19% in 2003.

As of December 31, 2005, nonperforming assets were $473 thousand, down from $567 thousand at year-end 2004. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 2005 total consisted of other real estate of $165 thousand and $308 thousand in nonaccrual loans. The other real estate consists of $165 thousand in commercial property originally acquired as a potential branch site and now listed for sale. Nonaccrual loans consisted of $103 thousand in real estate loans and $205 thousand in commercial loans not secured by real estate. Loans still accruing interest but past due 90 days or more decreased to $935 thousand as of December 31, 2005 compared to $1.1 million as of December 31, 2004.

Noninterest Income

Noninterest income increased $945 thousand, or 10.03%, in 2005 from 2004 compared to an increase of $2.0 million, or 26.14%, in 2004 from 2003. The majority of the growth in noninterest income is attributed to increases in service charges on deposit accounts and other service charges, commissions and fees.

The increase in service charges on deposits accounts is because the Company experienced a full year of fees associated with the service called Old Point Overdraft Privilege, which began in April 2004. The growth in other service charges, commissions and fees is related to an increased volume of debit card transactions. The increased volume of debit card transactions is partially related to the bank wide new consumer checking account initiative.

Noninterest Expenses

Noninterest expenses increased $2.4 million, or 11.40%, in 2005 over 2004 after increasing $1.6 million, or 8.04%, in 2004 over 2003. As in 2004 one cause of the increase was salaries and employee benefits which increased by $1.2 million, or 8.92%. The increase in the salaries and employee benefits category occurred because staffing levels increased by 18 full-time-equivalent positions in support of two new branches that opened during 2005 and one that is anticipated to open during the first quarter of 2006.

Another category of noninterest expense that increased substantially was marketing expense. Marketing expense increased $406 thousand or 118.71% in 2005 over 2004. Marketing expenses rose in part because of expenses associated with the opening of new offices and also because of direct mail and other expenditures in support of bank wide new consumer checking account initiatives.

Balance Sheet Review

At December 31, 2005, the Company had total assets of $740.0 million, up 7.83% when compared to December 31, 2004. Total loans as of December 31, 2005 were $494.7 million, an increase of 14.18% from the prior year. The majority of this growth occurred in the second half of 2005 and was predominantly in the real estate category of loans. Note 4. of the consolidated financial statements details the loan balance by category for the past two years.

Total investment securities at December 31, 2005 were $196.1 million, a decrease of 7.00%, from December 31, 2004. The goal of the Company is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. These objectives include managing interest sensitivity, liquidity and pledging requirements. Due to the strong loan growth in 2005, the Company did not have excess liquidity to place in the investment portfolio.

At December 31, 2005, total deposits increased to $536.7 million, an increase of 4.80% from $512.2 million on December 31, 2004. Noninterest-bearing deposits decreased $2.8 million, or 2.80% at year-end 2005 over 2004. Savings and interest-bearing deposits decreased $4.7 million, or 2.32% in 2005 over 2004. Time deposits increased $32.1 million, or 15.26% in 2005 from 2004. Several new time deposit products were introduced in 2005 that offered a choice of higher rates or special features. Management’s goal for 2006 is to reverse the downward trend of noninterest-bearing and savings deposits as these funds provide a low cost source of funds for our lending divisions.

Investment Portfolio

The following table sets forth a summary of the investment portfolio:

	As of December 31,
	2005	2004	2003
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury	$985	$992	$1,038
U.S. Government agencies	150,392	155,187	121,942
Obligations of state and political subdivisions	35,583	40,441	45,941
Money market investment	686	662	896
Federal Home Loan Bank stock - restricted	4,963	3,757	2,500
Federal Reserve Bank stock - restricted	169	169	169
Other marketable equity securities	165	172	373

	$192,943	$201,380	$172,859

Held-to-maturity securities, at cost:
U.S. Treasury	$—	$—	$176
U.S. Government agencies	2,300	8,509	11,198
Obligations of state and political subdivisions	823	915	1,015

	$3,123	$9,424	$12,389

Total	$196,066	$210,804	$185,248

The following table summarizes the contractual maturity of the investment portfolio and their weighted average yields as of December 31, 2005:

	1 year or less	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury	$985	$—	$—	$—	$985
Weighted average yield	4.31%	—	—	—	4.31%

U.S. Government agencies	$6,364	$146,328	$—	$—	$152,692
Weighted average yield	4.29%	3.21%	—	—	3.26%

Obligations of state and political subdivisions	$3,938	$19,114	$11,493	$1,861	$36,406
Weighted average yield	7.12%	6.70%	6.42%	6.52%	6.64%

Money market investment	$686	$—	$—	$—	$686
Weighted average yield	2.87%	—	—	—	2.87%

Federal Home Loan Bank stock - restricted	$—	$—	$—	$4,963	$4,963
Weighted average yield	—	—	—	3.50%	3.50%

Federal Reserve Bank stock - restricted	$—	$—	$—	$169	$169
Weighted average yield	—	—	—	6.00%	6.00%

Other marketable equity securities	$—	$—	$—	$165	$165
Weighted average yield	—	—	—	19.97%	19.97%

Total securities	$11,973	$165,442	$11,493	$7,158	$196,066
Weighted average yield	4.67%	3.62%	6.42%	7.61%	3.91%

Yields are calculated on a fully tax equivalent basis using a 34% rate.

Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 2001 through 2005:

TABLE V

LOAN PORTFOLIO

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Commercial and other	$63,224	$56,231	$53,711	$52,183	$51,608
Real estate construction	36,517	44,228	32,844	29,822	27,056
Real estate mortgage	325,677	263,096	241,868	204,946	177,237
Tax exempt	2,376	2,568	2,844	2,966	2,957
Installment loans to individuals	66,903	67,130	73,844	88,044	87,625

Total	$494,697	$433,253	$405,111	$377,961	$346,483

Based on Standard Industry Code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

The maturity distribution and rate sensitivity of certain categories of the Bank’s loan portfolio at December 31, 2005 is presented below:

TABLE VI

MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2005	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)

Commercial and other	$24,317	$34,904	$4,003	$63,224
Real estate construction	29,683	5,649	1,185	36,517

Total	$54,000	$40,553	$5,188	$99,741

Loans due after 1 year with:
Fixed interest rate		$37,556	$5,158	$42,714
Variable interest rate		$2,997	$236	$3,233

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 2001 through 2005.

TABLE VII

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

As of December 31,	2005	2004	2003	2002	2001
	(in thousands)
Nonaccrual loans	$308	$402	$243	$314	$351
Loans past due 90 days and accruing interest	935	1,122	736	608	450
Restructured loans	—	1,806	—	—	—
Interest income that would have been recorded under original loan terms	66	42	34	49	41
Interest income recorded for the period	35	35	12	16	83

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 2005 such problem loans, not included in Table VII, amounted to approximately $4.1 million.

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

The following table shows an analysis of the Allowance for Loan Losses for the years 2001 through 2005.

TABLE VIII

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance at the beginning of period	$4,303	$4,832	$4,565	$3,894	$3,649

Charge-offs:
Commercial, financial and agricultural	76	468	149	545	680
Real estate construction	—	4	—	8	—
Real estate mortgage	108	327	244	98	19
Consumer loans	584	702	802	761	724
Other loans	507	229	—	—	36

Total charge-offs	1,275	1,730	1,195	1,412	1,459

Recoveries:
Commercial, financial and agricultural	21	29	219	90	222
Real estate mortgage	9	36	6	5	21
Consumer loans	230	220	237	288	256
Other loans	110	66	—	—	5

Total recoveries	370	351	462	383	504

Net charge-offs	905	1,379	733	1,029	955

Additions charged to operations	1,050	850	1,000	1,700	1,200

Balance at end of period	$4,448	$4,303	$4,832	$4,565	$3,894

Selected loan loss statistics
Loans (net of unearned income):
End of period	$494,697	$433,253	$405,111	$377,961	$346,483
Daily average	$450,053	$418,781	$387,137	$362,228	$332,097

Net charge-offs to average total loans	0.20%	0.32%	0.19%	0.28%	0.29%
Provision for loan losses to average total loans	0.23%	0.20%	0.26%	0.47%	0.36%
Provision for loan losses to net charge-offs	116.02%	61.64%	136.43%	165.21%	125.65%
Allowance for loan losses to period end loans	0.90%	0.99%	1.19%	1.21%	1.12%
Earnings to loan loss coverage*	12.10	9.17	15.55	8.89	7.90

*	Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 2001 through 2005.

TABLE IX

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2005		2004		2003		2002		2001
	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans
	(in thousands)
Commercial and other	1,426	13.3%	1,207	13.6%	1,032	14.0%	781	14.6%	667	15.7%
Real Estate Construction	31	7.4%	18	10.2%	106	8.1%	149	7.9%	119	7.8%
Real Estate Mortgage	2,224	65.8%	1,957	60.7%	743	59.7%	1,362	54.2%	791	51.2%
Consumer	767	13.5%	1,014	15.5%	777	18.2%	1,135	23.3%	921	25.3%
Unallocated	N/A	N/A	107	N/A	2,174	N/A	1,138	N/A	1,396	N/A

Total	$4,448	100.0%	$4,303	100.0%	$4,832	100.0%	$4,565	100.0%	$3,894	100.0%

Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 2005, 2004 and 2003.

TABLE X

DEPOSITS

	Years ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Interest-bearing transaction accounts	$8,360	0.26%	$9,654	0.26%	$10,160	0.34%
Money market deposit accounts	144,655	0.83%	138,776	0.58%	120,206	0.68%
Savings accounts	42,559	0.50%	41,937	0.50%	36,613	0.56%
Time deposits, $100,000 or more	79,321	2.98%	68,434	2.24%	56,944	2.80%
Other time deposits	141,526	3.26%	139,771	2.89%	147,822	3.18%

Total interest-bearing deposits	416,421	2.02%	398,572	1.66%	371,745	1.98%
Noninterest-bearing demand deposits	102,722		112,043		99,322

Total deposits	$519,143		$510,615		$471,067

The following table shows time deposits in amounts of $100,000 or more as of December 31, 2005, 2004, and 2003 by time remaining until maturity.

TABLE XI

TIME DEPOSITS OF $100,000 & MORE

	2005	2004	2003
	(in thousands)
Maturing in:
3 months or less	$23,647	$22,821	$12,591
3 through 6 months	10,537	6,235	9,191
6 through 12 months	16,438	8,743	14,686
greater than 12 months	30,000	27,785	17,671

	$80,622	$65,583	$54,139

Return on Equity and Assets

The return on average stockholders’ equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

	2005	2004	2003
Return on average assets	1.03%	1.28%	1.30%
Return on average equity	10.31%	12.91%	12.81%
Dividend pay-out ratio	36.47%	28.92%	27.35%
Average equity to average assets	9.98%	9.92%	10.17%

Capital Resources

Total stockholders’ equity as of December 31, 2005 was $71.1 million, up 2.77% from $69.1 million on December 31, 2004. The Company’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios for 2005, 2004 and 2003. As shown below, these ratios were all well above the regulatory minimum levels.

	2005 Regulatory Requirements	2005	2004	2003
Tier 1	4.00%	13.79%	14.45%	14.15%
Total Capital	8.00%	14.62%	15.35%	15.26%
Tier 1 Leverage	3.00%	9.98%	9.95%	9.81%

Year-end book value was $17.70 in 2005 and $17.23 in 2004. Cash dividends were $2.7 million, or $0.66 per share in 2005 and $2.5 million, or $0.62 per share in 2004. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices for each quarter of 2005 and 2004. The stock is quoted on the NASDAQ Global Market under the symbol “OPOF” and the prices below are based on trade information. There were 1,286 stockholders of the Company as of December 31, 2005. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the dividends paid and market prices on Old Point Financial Corporation common stock for 2005 and 2004.

	2005			2004
	Dividend	Market Value		Dividend	Market Value
		High	Low		High	Low
1st Quarter	$0.16	$34.78	$29.60	$0.15	$34.00	$28.75
2nd Quarter	$0.16	$32.77	$29.25	$0.15	$31.89	$27.50
3rd Quarter	$0.17	$31.00	$29.32	$0.16	$30.86	$29.50
4th Quarter	$0.17	$30.90	$27.56	$0.16	$34.75	$29.90

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank. As of December 31, 2005, the Company had $140 million in Federal Home Loan Bank (FHLB) borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2005, the Company had $40 million available in federal funds to handle any short-term borrowing needs.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use for liquidity at December 31, 2005 and December 31, 2004. Dividing the total sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

(in thousands)

	December 31, 2005			December 31, 2004
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$40,000	—	$40,000	$40,000	—	$40,000
Federal Home Loan Bank advances	220,394	80,000	140,397	88,590	50,000	33,590
Federal funds sold			2,004			1,978
Securities, available for sale and unpledged at fair value			62,777			85,839

Total short-term funding sources			$245,178			$161,407

Uses:
Unfunded loan commitments and lending lines of credit			$45,074			$36,216
Letters of credit			1,816			1,572
Commitments to Purchase Assets			4,631			1,190
Anticipated decline in Borrowed Funds (Demand Note)			1,710			3,159

Total potential short-term funding uses			$53,231			$42,137

Ratio of short-term funding sources to potential uses			460.6%			383.1%

The Uses line titled “Commitments to Purchase Assets” includes an agreement to purchase a $3.95 million parcel of land and its improvements in Virginia Beach. This land is for a future branch site. Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available for sale. The Company’s primary external source of liquidity is advances from the FHLB of Atlanta.

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

Off-Balance Sheet Lending Related Commitments

The Company had $114.5 million in consumer and commercial commitments at December 31, 2005. The Company also had $6.1 million at December 31, 2005 in letters of credit that the Bank will fund if certain future events occur.

The Company has the liquidity and capital resources to handle these commitments in the normal course of business.

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2005:

Payments due by period

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years
Contractual Obligations
Short-Term Debt Obligations	$50,622	$50,622	—	—	—
Long-Term Debt Obligations	$80,000	$20,000	$20,000	$30,000	$10,000
Operating Lease Obligations	$1,301	$351	$587	$336	$27
Commitment to purchase assets		$4,631
Total contractual cash obligations excluding deposits	$131,923	$75,604	$20,587	$30,336	$10,027
Deposits	$536,744	$411,286	$101,907	$23,551	—

Total	$668,667	$486,890	$122,494	$53,887	$10,027

Short-term debt obligations include federal funds purchased, securities sold under agreement to repurchase and Demand Note US Treasury. As of December 31, 2005, the long-term debt obligations of Federal Home Loan Bank (FHLB) advances increased to $80 million as compared to $55 million as of December 31, 2004. The commitment to purchase assets includes an agreement to purchase a $3.95 million parcel of land and its improvements in Virginia Beach.

As of December 31, 2005, there are no other material changes in the Company’s contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Short-Term Borrowings

Short-term borrowings consist of the following at December 31, 2005, 2004 and 2003:

TABLE XII

SHORT-TERM BORROWINGS

	2005		2004		2003
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Balance at December 31,
Federal funds purchased	$—	0.00%	$—	0.00%	$—	0.00%
Securities sold under agreement to repurchase	48,911	2.96%	45,768	1.02%	38,007	0.93%
U.S. treasury demand notes and other borrowed money	1,711	4.00%	3,160	2.00%	1,811	0.75%

Total	$50,622		$48,928		$39,818

Average daily balance at December 31,
Federal funds purchased	$2,862	3.26%	$1,269	1.82%	$116	0.53%
Securities sold under agreement to repurchase	47,249	2.27%	32,978	1.04%	22,162	1.01%
U.S. treasury demand notes and other borrowed money	1,076	2.73%	1,667	1.15%	1,673	0.93%

Total	$51,187	2.34%	$35,914	1.07%	$23,951	1.00%

Maximum month-end outstanding balance:
Federal funds purchased	$7,500		$—		$—
Securities sold under agreement to repurchase	$55,495		$46,067		$38,502
U.S. treasury demand notes and other borrowed money	$5,213		$5,316		$6,000

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 17 through 19 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the Company are presented below followed by the financial statements of the parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Old Point Financial Corporation

Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. The financial statements of Old Point Financial Corporation and subsidiaries for the year ended December 31, 2003 was audited by other auditors whose report, dated February 27, 2004, expressed an unqualified opinion on those statements. We also have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting that Old Point Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old Point Financial Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of Old Point Financial Corporation and subsidiaries’ internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Old Point Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Old Point Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors

Old Point Financial Corporation

Hampton, VA

We have audited the accompanying consolidated statements of income, cash flows and changes in stockholders’ equity for the year ended December 31, 2003 of Old Point Financial Corporation and subsidiaries. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, Old Point Financial Corporation and subsidiaries the results of operations and cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ PKF Witt Mares, PLC

February 27, 2004

Norfolk, Virginia

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2005	2004
	(in thousands)
Assets
Cash and due from banks	$13,602	$11,595
Federal funds sold	2,004	1,978

Cash and cash equivalents	15,606	13,573
Securities available-for-sale, at fair value	192,943	201,380
Securities held-to-maturity (fair value approximates $3,141 and $9,542)	3,123	9,424
Loans, net of allowance for loan losses of $4,448 and $4,303	490,249	428,950
Premises and equipment, net	21,277	18,543
Other assets	16,795	14,405

	$739,993	$686,275

Liabilities & Stockholders’ Equity
Deposits:
Noninterest-bearing deposits	$98,686	$101,527
Savings and interest-bearing demand deposits	195,833	200,485
Time deposits	242,225	210,148

Total deposits	536,744	512,160
Federal funds purchased, repurchase agreements and other borrowings	50,622	48,928
Federal Home Loan Bank advances	80,000	55,000
Accrued expenses and other liabilities	1,571	1,048

Total liabilities	668,937	617,136

Commitments and contingencies

Stockholders’ Equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,013,553 and 4,013,644 shares issued	20,068	20,068
Additional paid-in capital	14,320	14,074
Retained earnings	39,074	34,804
Accumulated other comprehensive (loss)/income, net	(2,406)	193

Total stockholders’ equity	71,056	69,139

	$739,993	$686,275

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$28,975	$26,290	$26,459
Interest on federal funds sold	270	173	165
Interest on securities:
Taxable	5,311	5,152	4,255
Tax-exempt	1,705	1,889	2,175
Dividends and interest on all other securities	226	135	113

Total interest and dividend income	36,487	33,639	33,167

Interest Expense:
Interest on savings and interest-bearing demand deposits	1,431	1,032	1,057
Interest on time deposits	6,987	5,582	6,301
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	1,160	371	231
Interest on Federal Home Loan Bank advances	2,743	2,263	2,054

Total interest expense	12,321	9,248	9,643

Net interest income	24,166	24,391	23,524
Provision for loan losses	1,050	850	1,000

Net interest income, after provision for loan losses	23,116	23,541	22,524

Noninterest Income:
Income from fiduciary activities	2,705	2,530	2,224
Service charges on deposit accounts	4,852	4,348	2,942
Other service charges, commissions and fees	1,779	1,523	1,263
Income from bank owned life insurance	497	458	428
Net gain on available-for-sale securities	10	215	60
Other operating income	522	346	551

Total noninterest income	10,365	9,420	7,468

Noninterest Expense:
Salaries and employee benefits	14,378	13,201	12,109
Occupancy and equipment	3,190	2,985	2,923
Supplies	491	427	387
Postage and courier	489	443	405
Service fees	698	615	486
Data processing	612	591	488
Advertising	748	342	306
Customer development	547	404	353
Employee professional development	546	470	427
Other	1,886	1,694	1,712

Total noninterest expenses	23,585	21,172	19,596

Income before income taxes	9,896	11,789	10,396
Income tax expenses	2,628	3,209	2,571

Net income	$7,268	$8,580	$7,825

Basic Earnings per Share
Average shares outstanding (in thousands)	4,016	3,997	3,959
Net income per share of common stock	$1.81	$2.15	$1.98

Diluted Earnings per Share
Average shares outstanding (in thousands)	4,093	4,086	4,080
Net income per share of common stock	$1.78	$2.10	$1.92

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2005, 2004 and 2003

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2002	3,936,720	$19,684	$11,165	$25,598	$1,669	$58,116
Comprehensive income:
Net income		—	—	7,825	—	7,825
Unrealized holding losses arising during the period (net of tax, $374)					(727)	(727)
Reclassification adjustment, (net of tax, $20)					(40)	(40)
Minimum pension liability adjustment (net of tax $83)		—	—	—	(162)	(162)

Total comprehensive income (loss)		—	—	7,825	(929)	6,896
Sale of common stock	39,299	196	1,268	(1,037)	—	427
Cash dividends ($.54 per share)		—	—	(2,140)	—	(2,140)

Balance at December 31, 2003	3,976,019	$19,880	$12,433	$30,246	$740	$63,299

Comprehensive income:
Net income		—	—	8,580	—	8,580
Unrealized holding losses arising during the period (net of tax, $664)					(1,287)	(1,287)
Reclassification adjustment, (net of tax, $73)		—	—	—	(142)	(142)
Minimum pension liability adjustment (net of tax $454)		—	—	—	882	882

Total comprehensive income (loss)		—	—	8,580	(547)	8,033
Sale of common stock	53,374	267	1,563	(1,154)	—	676
Repurchase and retirement of common stock	(15,749)	(79)	—	(387)		(466)
Nonqualified stock options			78			78
Cash dividends ($.62 per share)		—	—	(2,481)	—	(2,481)

Balance at December 31, 2004	4,013,644	$20,068	$14,074	$34,804	$193	$69,139

Comprehensive income:
Net income		—	—	7,268	—	7,268
Unrealized holding losses arising during the period (net of tax, $1,335)					(2,592)	(2,592)
Reclassification adjustment, (net of tax, $3)		—	—	—	(7)	(7)
		—	—	—	—	—

Total comprehensive income (loss)		—	—	7,268	(2,599)	4,669
Sale of common stock	7,046	35	237	(172)	—	100
Repurchase and retirement of common stock	(7,137)	(35)	—	(175)		(210)
Nonqualified stock options			9			9
Cash dividends ($.66 per share)		—	—	(2,651)	—	(2,651)

Balance at December 31, 2005	4,013,553	$20,068	$14,320	$39,074	$(2,406)	$71,056

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2005	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,268	$8,580	$7,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,397	1,270	1,325
Provision for loan losses	1,050	850	1,000
Net gain on sale of available-for-sale securities	—	(172)	—
Net gain on call of available-for-sale securities	(10)	(43)	(60)
Net amortization (accretion) of securities	(7)	31	45
Loss on disposal of equipment	8	9	6
Loss on sale of other real estate owned	—	6	41
Deferred tax expense	51	401	37
Increase in other assets	(1,102)	(1,244)	(2,382)
Increase (decrease) in other liabilities	523	(447)	43

Net cash provided by operating activities	9,178	9,241	7,880

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(5,853)	(119,456)	(163,267)
Proceeds from maturities and calls of securities	11,871	74,706	132,727
Proceeds from sales of available-for-sale securities	4,799	17,213	147
Loans made to customers	(187,795)	(147,355)	(176,139)
Principal payments received on loans	125,447	117,833	148,257
Purchases of premises and equipment	(4,140)	(5,659)	(2,215)
Proceeds from sales of premises and equipment	—	—	1
Additions to other real estate owned	—	—	(605)
Proceeds from sales of other real estate owned	—	42	1,229

Net cash used in investing activities	(55,671)	(62,676)	(59,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(2,841)	(12,574)	23,480
Increase (decrease) in savings deposits	(4,652)	20,185	20,591
Proceeds from the sale of time deposits	163,346	124,236	77,434
Payments for maturing time deposits	(131,269)	(110,109)	(85,135)
Increase in federal funds purchased and repurchase agreements	3,143	7,761	16,723
Increase in Federal Home Loan Bank advances	25,000	5,000	15,000
Increase (decrease) in interest bearing demand notes and other borrowed money	(1,449)	1,349	(4,189)
Proceeds from issuance of common stock	100	676	427
Repurchase and retirement of common stock	(210)	(466)	—
Effect of nonqualified stock options	9	78	—
Cash dividends paid on common stock	(2,651)	(2,481)	(2,140)

Net cash provided by financing activities	48,526	33,655	62,191

Net increase (decrease) in cash and cash equivalents	2,033	(19,780)	10,206
Cash and cash equivalents at beginning of period	13,573	33,353	23,147

Cash and cash equivalents at end of period	$15,606	$13,573	$33,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$11,785	$9,185	$9,819
Income taxes	2,550	2,775	2,571

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

Unrealized loss on investment securities	$(3,937)	$(2,166)	$(1,161)

Change in minimum liability related to pension	$—	$1,336	$(245)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1, SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Old Point Financial Corporation (the “Company”) and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the “Bank”) and Old Point Trust & Financial Services N.A. (“Trust”). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS:

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust and Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads. As of December 31, 2005, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, trust accounts, tax services and investment management services.

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

CASH AND CASH EQUIVALENTS:

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all which mature within 90 days.

INVESTMENT SECURITIES:

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in two categories and accounted for as follows:

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

OFF-BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS:

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial letters of credit and lines of credit. Such financial instruments are recorded when they are funded.

OTHER REAL ESTATE OWNED:

Other real estate owned is carried at the lower of cost or estimated fair value and consists of foreclosed real property and other property held for sale. The estimated fair value is reviewed periodically by management and any write-downs are charged against current earnings.

PREMISES AND EQUIPMENT:

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from three to 39 years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over its estimated useful life ranging from three to five years. Depreciation and amortization are calculated on the straight-line method.

INCOME TAXES:

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the new deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

PENSION PLAN:

The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and average earnings during the highest average 60 month period during the final 120 months of employment.

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

STOCK COMPENSATION PLANS:

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25 through December 31, 2005. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 compensation cost is not recognized. The Company will adopt SFAS No. 123R in 2006.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

Pro forma disclosure SFAS No. 123 as amended by SFAS No. 148

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income:
As reported	$7,268	$8,580	$7,825
Fair value-based expense, net of tax	(349)	(225)	—

Pro forma	$6,919	$8,355	$7,825

Basic earnings per share:
As reported	$1.81	$2.15	$1.98
Pro forma	$1.72	$2.09	$1.98
Diluted earnings per share:
As reported	$1.78	$2.10	$1.92
Pro forma	$1.69	$2.04	$1.92

The pro forma disclosures include the effects of all unexpired awards.

Pro forma amounts in 2005 and 2004 were computed using a 4.73% risk-free interest rate over a 10-year term using an annual dividend rate of 2.07% and a 31.60% volatility rate. The pro forma amount was not computed in 2003 because all options were fully vested.

The pro forma effect of the potential exercise of stock options on basic earnings per share would be to increase the number of weighted average outstanding shares by approximately 77,000 in 2005 and 89,000 in 2004.

The Company did not issue any stock options in 2005 and 2003. However, options issued in 2004 became fully vested in 2005.

EARNINGS PER COMMON SHARE:

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Net income applicable to common stock	$7,268	$8,580	$7,825
Average number of common shares outstanding	4,016	3,997	3,959
Effect of dilutive options	77	89	121

Average number of common shares outstanding used to calculate diluted earnings per common share	4,093	4,086	4,080

There were no anti-dilutive shares in 2005, 2004 or 2003.

TRUST ASSETS AND INCOME:

Securities and other property held by Trust in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

ADVERTISING EXPENSES:

Advertising expenses are expensed as incurred.

RECLASSIFICATIONS:

Certain amounts in the consolidated financial statements have been reclassified to conform with classifications adopted in the current year.

RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2005, Financial Accounting Standards Board (“FASB”) Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) was issued. FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP 115-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FASB No. 115”) and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“Opinion No. 18”). FSP 115-1 applies to investments in debt and equity securities and cost-method investments. The application guidance within FSP 115-1 includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, FASB issued Statement No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends Statement No. 95 “Statement of Cash Flows” (“SFAS No. 95”) requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R for the fiscal year beginning January 1, 2006. The initial implementation had no effect on the Company’s financial statements as all outstanding options were fully vested at December 31, 2005.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation will have no effect on the Company’s financial statements.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 2005 and 2004, the aggregate amount of daily average required reserves, net of vault cash, was approximately $2.6 million and $4.5 million.

The Company has approximately $8.1 million in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2005.

NOTE 3, Securities Portfolio

At December 31, 2005, the securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, and securities available-for-sale are carried at fair value.

The amortized cost and fair value of securities held-to-maturity at December 31, 2005 and 2004, were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2005
Obligations of United States Government Agencies	$2,300	$—	$(41)	$2,259
Obligations of state and political subdivisions	823	59	—	882

	$3,123	$59	$(41)	$3,141

December 31, 2004
Obligations of United States Government Agencies	8,509	45	(14)	8,540
Obligations of state and political subdivisions	915	87	—	1,002

	$9,424	$132	$(14)	$9,542

The amortized cost and fair values of securities available-for-sale at December 31, 2005 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
United States Treasury securities	$984	$1	$—	$985
Obligations of United States Government Agencies	154,761	1	(4,370)	150,392
Obligations of state and political subdivisions	34,832	763	(12)	35,583
Money market investment	686	—	—	686
Federal Home Loan Bank stock - restricted	4,963	—	—	4,963
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(28)	165

Total	$196,588	$765	$(4,410)	$192,943

The amortized cost and fair values of securities available-for-sale at December 31, 2004 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
United States Treasury securities	$999	$—	$(7)	$992
Obligations of United States Government Agencies	156,740	104	(1,657)	155,187
Obligations of state and political subdivisions	38,568	1,883	(10)	40,441
Money market investment	662	—	—	662
Federal Home Loan Bank stock - restricted	3,757	—	—	3,757
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(21)	172

Total	$201,088	$1,987	$(1,695)	$201,380

Securities with an amortized cost of $125.7 million and $109.8 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase, Federal Home Loan Bank advances and for other purposes required or permitted by law. The Federal Home Loan Bank (FHLB) stock and the Federal Reserve Bank (FRB) stock are stated at cost as these are restricted securities without readily determinable fair values.

The amortized cost and fair value of securities at December 31, 2005 by contractual maturity are shown below.

	December 31, 2005
	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$10,703	$10,686	$600	$593
Due after one year through five years	167,662	163,742	1,700	1,666
Due after five years through ten years	10,409	10,671	823	882
Due after ten years	1,803	1,861	—	—

Total debt securities	190,577	186,960	3,123	3,141
Other securities without stated maturities	6,011	5,983	—	—

Total securities	$196,588	$192,943	$3,123	$3,141

The proceeds from the sale of available-for-sale (AFS) securities, and the related realized gains and losses are shown below:

	2005	2004	2003
	(in thousands)
Proceeds from sales of AFS investments	$4,799	$17,213	$147

Gross realized gains	$—	$220	$—

Gross realized losses	$—	$48	$—

The tax provision applicable to the net gain in 2004 amounted to $58 thousand.

Information pertaining to securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Year Ended December 31, 2005
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of United States Government Agencies	$96	$5,903	$4,274	$142,689	$4,370	$148,592
Obligations of state and political subdivisions	12	253	—	—	12	253

Total debt securities	108	6,156	4,274	142,689	4,382	148,845
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$108	$6,156	$4,302	$142,711	$4,410	$148,867

Securities Held-to-Maturity
Obligations of United States Government Agencies	$14	$1,086	$27	$1,173	$41	$2,259

Total securities held-to-maturity	$14	$1,086	$27	$1,173	$41	$2,259

Total	$122	$7,242	$4,329	$143,884	$4,451	$151,126

	Year Ended December 31, 2004
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Unites States Treasury securities	$7	$992	$—	$—	$7	$992
Obligations of United States Government Agencies	1,099	120,591	558	14,699	1,657	135,290
Obligations of state and political subdivisions	10	270	—	—	10	270

Total debt securities	1,116	121,853	558	14,699	1,674	136,552
Other marketable equity securities	—	—	21	29	21	29

Total securities available-for-sale	$1,116	$121,853	$579	$14,728	$1,695	$136,581

Securities Held-to-Maturity
Obligations of United States Government Agencies	$8	$1,091	$6	$194	$14	$1,285

Total securities held-to-maturity	$8	$1,091	$6	$194	$14	$1,285

Total	$1,124	$122,944	$585	$14,922	$1,709	$137,866

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2005, 97 debt securities had unrealized losses with aggregate depreciation of 2.3% from the Company’s amortized cost basis. At December 31, 2004, 83 debt securities had unrealized losses with aggregate depreciation of 1% from the Company’s amortized cost basis. These unrealized losses relate principally to U.S. Government Agency Securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 4, Loans

A summary of the balances of loans follows:

	2005	2004
	(in thousands)
Commercial and other	$63,224	$56,231
Real estate - construction	36,517	44,228
Real estate - mortgage	325,531	263,061
Installment loans to individuals	66,903	67,130
Tax exempt loans	2,376	2,568

Total loans	494,551	433,218
Less: Allowance for loan losses	(4,448)	(4,303)
Net deferred loan costs	146	35

Loans, net	$490,249	$428,950

At December 31, 2005 and 2004, there were $238.8 million and $206.0 million, or 48.3% and 47.6%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by 5+ family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2005 and 2004, construction loans represented 7.4% and 10.2% of total loans, loans secured by 5+ family residential properties represented .02% and .01%, and loans secured by non-farm, non-residential properties represented 39.2% and 36.5%, respectively. Construction loans at December 31, 2005 and 2004 included $12.4 million and $5.8 million in loans to commercial builders of single family housing in the Hampton Roads market, representing 2.5% and 1.3% of total loans, respectively.

At December 31, 2005, 2004 and 2003 impaired loans amounted to $2.9 million, $2.1 million and $2.9 million, respectively. Included in the allowance for loan losses was $467 thousand related to $2.9 million of impaired loans at December 31, 2005, $747 thousand related to $2.1 million of impaired loans at December 31, 2004, and $1.3 million related to $2.9 million of impaired loans at December 31, 2003. For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in impaired loans was $2.5 million, $3.1 million and $2.1 million, respectively; and $153 thousand, $194 thousand and $174 thousand, respectively, of interest income was recognized on loans while they were impaired.

Information concerning loans which are contractually past due or in non-accrual status is as follows:

	2005	2004
	(in thousands)
Contractually past due loans - past due 90 days or more and still accruing interest	$935	$1,122

Loans which are in non-accrual status	$308	$402

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $3.8 million and $4.2 million at December 31, 2005 and 2004, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders’ equity at December 31, 2005. Changes to the outstanding loan balances are as follows:

	2005	2004
	(in thousands)
Balance, beginning of year	$4,205	$6,915
Additions	258	1,463
Reductions	(644)	(4,173)

Balance, end of year	$3,819	$4,205

NOTE 5, Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2005	2004	2003
	(in thousands)
Balance, beginning of year	$4,303	$4,832	$4,565
Recoveries	370	351	462
Provision for loan losses	1,050	850	1,000
Loans charged off	(1,275)	(1,730)	(1,195)

Balance, end of year	$4,448	$4,303	$4,832

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

	2005	2004
	(in thousands)
Land	$4,772	$3,967
Buildings	17,542	16,217
Leasehold improvements	983	977
Furniture, fixtures and equipment	12,018	10,714

	35,315	31,875

Less accumulated depreciation and amortization	14,038	13,332

	$21,277	$18,543

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $1.4 million, $1.3 million and $1.3 million, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $80.6 million and $65.6 million respectively.

At December 31, 2005, the scheduled maturities of time deposits (in thousands) are as follows:

2006	$114,095
2007	66,633
2008	37,946
2009	11,999
2010	11,552

$242,225

NOTE 8, Federal Home Loan Bank Advances and Other Borrowings

The Bank’s short-term borrowings include federal funds purchased, securities sold under agreement to repurchase (including $2.3 million and $732 thousand to directors in 2005 and 2004, respectively) and United States Treasury Demand Notes. Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreement to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.

The Bank’s fixed-rate, long-term debt of $80 million at December 31, 2005 matures through 2013. At December 31, 2005 and 2004, the interest rates ranged from 2.35% to 6.49% and from 2.06% to 6.60%, respectively. At December 31, 2005 and 2004, the weighted average interest rate was 4.50% and 4.29%, respectively.

The contractual maturities of long-term debt are as follows:

	December 31,
	2005			2004
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(in thousands)
Due in 2005	$—	$—	$—	$5,000	$—	$5,000
Due in 2006	—	15,000	15,000	—	15,000	15,000
Due in 2007	10,000	—	10,000	—	—	—
Due in 2008	10,000	—	10,000	—	—	—
Due in 2009	5,000	—	5,000	5,000	—	5,000
Due in 2010	15,000	10,000	25,000	15,000	—	15,000
Due in 2012	10,000	—	10,000	10,000	—	10,000
Due in 2013	5,000	—	5,000	5,000	—	5,000

Total long-term debt	$55,000	$25,000	$80,000	$40,000	$15,000	$55,000

NOTE 9, Employee Benefit Plans

Stock Option Plans

The Company has stock option plans which have 420,705 shares of common stock reserved for grants to key employees and directors. Currently, 265,387 shares of common stock from these plans are outstanding at December 31, 2005. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and an option’s maximum term is ten years. A summary of the exercisable stock options is presented below:

	Outstanding Beginning of Year	Granted During the Year	Exercised During the Year	Expired During the Year	Outstanding At End of Year
2005
Shares	275,667	—	(9,280)	(1,000)	265,387
Weighted average exercise price	$21.97	—	$17.78	$29.79	$22.09

2004
Shares	262,992	77,100	(60,641)	(3,784)	275,667
Weighted average exercise price	$18.13	$29.79	$14.83	$28.65	$21.97

2003
Shares	312,740	—	(45,248)	(4,500)	262,992
Weighted average exercise price	$17.68	$—	$14.03	$27.91	$18.13

At December 31, 2005, exercise prices on outstanding options ranged from $12.27 to $29.79 per share and the weighted average remaining contractual life was 5.2 years.

Information pertaining to options (in thousands) outstanding at December 31, 2005 is as follows:

Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding & Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.50	4,890	0.6	$12.50
$13.83	14,196	1.4	13.83
$27.91	67,215	2.5	27.91
$12.27	41,120	4.7	12.27
$16.13	64,866	5.6	16.13
$29.79	73,100	8.6	29.79

$12.27 - $29.79	265,387	5.2	$22.09

401(k) Plan

The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50% of the first 6% of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee over a six-year period. The Company may make profit sharing contributions to the Plan as determined by the Board of Directors. Contributions vest to the employee over a seven-year period. For the years ended December 31, 2005, 2004 and 2003, expense attributable to the Plan amounted to $474 thousand, $433 thousand and $382 thousand, respectively.

NOTE 10, Income Taxes

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,512	$1,463
Interest on non-accrual loans	30	24
Foreclosed assets	64	64
Net unrealized loss on securities available-for-sale	1,239	—
Trust organizational cost	—	13

	$2,845	$1,564

Deferred tax liabilities:
Depreciation	$(443)	$(485)
Accretion of discounts on securities	(16)	(10)
Net unrealized gain on securities available-for-sale	—	(99)
Deferred loan fees and costs	(272)	(188)
Pension	(420)	(362)

	(1,151)	(1,144)

Net deferred tax assets	$1,694	$420

The components of income tax expense are as follows:

	2005	2004	2003
	(in thousands)
Current tax expense	$2,577	$2,808	$2,534
Deferred tax expense	51	401	37

Reported tax expense	$2,628	$3,209	$2,571

A reconciliation of the “expected” Federal income tax expense on income before income taxes with the reported income tax expense follows:

	2005	2004	2003
	(in thousands)
Expected tax expense (34%)	$3,365	$4,008	$3,535
Interest expense on tax exempt assets	45	39	52
Tax exempt interest	(623)	(689)	(785)
Nonqualified incentive stock options	—	—	(85)
Officer life	(170)	(156)	(146)
Other, net	11	7	—

Reported tax expense	$2,628	$3,209	$2,571

The effective tax rate for 2005, 2004 and 2003 is 27%, 27% and 25%, respectively.

NOTE 11, Lease Commitments

The Bank has noncancellable leases on premises and equipment expiring at various dates, not including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2005, under noncancellable leases is $1.3 million which is due as follows:

Year	(in thousands)
2006	$351
2007	354
2008	233
2009	202
2010	135
Thereafter	26

Total	$1,301

The aggregate rental expense of premises and equipment was $342 thousand, $322 thousand and $317 thousand for 2005, 2004 and 2003, respectively.

NOTE 12, Pension Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis, and are fully vested after 25 years of service. Information pertaining to the activity in the plan, using a measurement date of September 30, is as follows:

	Years ended December 31
	2005	2004
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,572	$5,408
Service cost	425	383
Interest cost	320	310
Benefits paid	(112)	(287)
Loss due to change in discount rate	671	—
Actuarial change	(237)	(242)

Benefit obligation at end of year	$6,639	$5,572

Change in plan assets
Fair value of plan assets at beginning of year	$4,251	$3,588
Expected return on plan assets	321	268
Employer contribution	750	921
Benefits paid	(112)	(287)
Loss for year	(151)	(239)

Fair value of plan assets at end of year	$5,059	$4,251

Funded Status	$(1,580)	$(1,321)
Unrecognized prior service cost	3	5
Unrecognized transition obligation	—	—
Unrecognized actuarial gain	2,814	2,381

Prepaid pension cost recognized	$1,237	$1,065

Accumulated benefit obligation	$4,968	$4,114

	2005	2004
Assumptions used to determine the benefit obligations at December 31
Discount rate	5.25%	6.00%
Rate of compensation increase	4.50%	4.50%

Amounts recognized in the statement of financial position at December 31
Prepaid pension cost	$1,237	$1,065

	$1,237	$1,065

	Years ended December 31
	2005	2004	2003
	(in thousands)
Components of net periodic pension cost
Service Cost	$425	$383	$322
Interest cost	320	310	282
Actual return on plan assets	(170)	(29)	(307)
Amortization of deferred asset gain (loss)	(151)	(239)	128
Amortization of prior service cost	1	1	2
Amortization of unrecognized loss	152	168	157

Net periodic pension cost	$577	$594	$584

	Years ended December 31
	2005	2004
Assumptions used to determine net periodic pension cost
Discount rate	6.00%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%
Annual salary increase	4.50%	4.50%

The overall expected long-term rate of return on plan assets was determined based on the current asset allocation and the related volatility of those investments.

	Percentage of Plan Assets
	2005	2004
Weighted average asset allocations at December 31
Cash and cash equivalents	9%	6%
Government agencies	27%	22%
Corporate debt and equity	64%	72%

	100%	100%

The pension invests in large and mid-cap equities and government and corporate bonds, with the following target allocations: equities 55%, fixed income 40% and cash 5%. The pension does not invest in options or derivatives.

The	Company expects to contribute $750 thousand to its pension plan in 2006.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(in thousands)
2006	$511
2007	208
2008	142
2009	118
2010	301
Years 2011 - 2015	1,581

Total	$2,861

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

Off-balance sheet items at December 31 are as follows:

	2005	2004
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$22,214	$17,669
Construction and development loans committed but not funded	61,536	46,154
Other lines of credit (principally commercial)	40,684	30,198

Total	$124,434	$94,021

Irrevocable letters of credit	$6,053	$5,240

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extensions of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. The majority of guarantees extend for less than one year and expire in decreasing amounts through 2006, with the exception of one guarantee which extends for 10 years and expires in 2014. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

Various legal claims arise from time to time in the normal course of business, which management does not anticipate will have a material effect on the Company’s consolidated financial statements.

NOTE 14, Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Loans receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities

The fair value of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings

The carrying amounts of federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Commitments to extend credit and irrevocable letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2005 and 2004, the fair value of loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$15,606	$15,606	$13,573	$13,573
Securities available-for-sale	192,943	192,943	201,380	201,380
Securities held-to-maturity	3,123	3,141	9,424	9,542
Loans, net of allowances for loan losses	490,249	476,511	428,950	425,474
Accrued interest receivable	3,240	3,240	3,051	3,051

Financial liabilities:
Deposits	536,744	480,832	512,160	510,455
Federal funds purchased, repurchase agreements and other borrowings	50,622	50,618	48,928	48,928
Federal Home Loan Bank advances	80,000	80,664	55,000	57,007
Accrued interest payable	1,531	1,531	995	995

NOTE 15, Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions to be initiated by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$77,882	14.62%	$42,617	8.00%	N/A	N/A
Old Point National Bank	71,181	13.40%	42,496	8.00%	53,120	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	73,434	13.79%	21,301	4.00%	N/A	N/A
Old Point National Bank	66,733	12.57%	21,236	4.00%	31,853	6.00%

Tier 1 Capital to Average Assets:
Consolidated	73,434	9.98%	22,074	3.00%	N/A	N/A
Old Point National Bank	66,733	9.13%	21,928	3.00%	36,546	5.00%

December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$73,108	15.35%	$38,102	8.00%	N/A	N/A
Old Point National Bank	66,707	14.04%	38,010	8.00%	47,512	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	68,805	14.45%	19,046	4.00%	N/A	N/A
Old Point National Bank	62,404	13.14%	18,997	4.00%	28,495	6.00%

Tier 1 Capital to Average Assets:
Consolidated	68,805	9.95%	20,745	3.00%	N/A	N/A
Old Point National Bank	62,404	9.09%	20,595	3.00%	34,326	5.00%

The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can distribute as dividends to the Company in 2006, without approval of the Office of the Comptroller of the Currency, $16.6 million plus an additional amount equal to the Bank’s retained net profits for 2006 up to the date of any dividend declaration.

Note 16, Quarterly Data (Unaudited)

	Year Ended December 31,
	2005				2004
	(in thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$9,841	$9,236	$8,747	$8,663	$8,649	$8,544	$8,265	$8,181
Interest expense	(3,732)	(3,206)	(2,768)	(2,615)	(2,453)	(2,339)	(2,263)	(2,194)

Net interest income	6,110	6,029	5,979	6,048	6,196	6,205	6,002	5,987
Provision for loan losses	(300)	(300)	(225)	(225)	(200)	(300)	(200)	(150)

Net interest income, after provision for loan losses	5,810	5,729	5,754	5,823	5,996	5,905	5,802	5,837
Noninterest income	2,634	2,674	2,551	2,506	2,302	2,415	2,556	2,148
Noninterest expenses	(6,220)	(6,086)	(5,781)	(5,498)	(5,365)	(5,432)	(5,247)	(5,129)

Income before income taxes	2,224	2,317	2,524	2,831	2,933	2,888	3,111	2,856
Provision for income taxes	(588)	(596)	(670)	(774)	(844)	(795)	(805)	(764)

Net income	$1,636	$1,721	$1,854	$2,057	$2,089	$2,093	$2,306	$2,092

Earnings per common share:
Basic	$0.41	$0.43	$0.46	$0.51	$0.52	$0.52	$0.58	$0.53

Diluted	$0.40	$0.43	$0.45	$0.50	$0.51	$0.51	$0.57	$0.51

Note 17, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

Balance Sheets

	December 31,
	2005	2004
	(in thousands)
Assets
Cash and cash equivalents	$269	$632
Repurchase agreement	975	975
Securities available-for-sale	1,045	1,065
Securities held-to-maturity	823	915
Investment in common stock of subsidiaries	67,691	65,535
Other assets	253	17

Total assets	$71,056	$69,139

Liabilities and Stockholders’ Equity
Common stock, $5 par value, 10,000,000 shares authorized; 4,013,553 and 4,013,644 shares issued	20,068	20,068
Additional paid-in capital	14,320	14,074
Retained earnings	39,074	34,804
Accumulated other comprehensive (loss) income	(2,406)	193

Total liabilities and stockholders’ equity	$71,056	$69,139

Statements of Income

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Income:
Dividends from subsidiary	$2,700	$2,500	$2,200
Interest on investments	104	99	104
Securities gains	—	127	—
Other income	144	144	144

Total income	2,948	2,870	2,448
Expenses:
Salary and benefits	367	327	305
Stationery, supplies and printing	47	35	31
Service fees	90	80	89
Other operating expenses	35	24	12

Total expenses	539	466	437
Income before income taxes and equity in undistributed net income of subsidiaries	2,409	2,404	2,011
Income tax benefit	117	53	87

	2,526	2,457	2,098

Equity in undistributed net income of subsidiaries	4,742	6,123	5,727

Net income	$7,268	$8,580	$7,825

Statement of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$7,268	$8,580	$7,825
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,742)	(6,123)	(5,727)
Net gain on sale of available-for-sale securities	—	(127)	—
Decrease (increase) in other assets	(229)	(11)	2
Decrease in other liabilities	—	(16)	—

Net cash provided by operating activities	2,297	2,303	2,100

Cash flows from investing activities:
Proceeds from sale of investment securities	—	262	—
Maturities and calls of investment securities	92	100	100
Purchases of investment securities	—	—	(100)
Payments for investments in subsidiaries	—	(800)	—
Repayment of investments in subsidiaries	—	325	—

Net cash provided by (used in) investing activities	92	(113)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	109	754	427
Repurchase and retirement of common stock	(210)	(466)	—
Cash dividends paid on common stock	(2,651)	(2,481)	(2,140)

Net cash used in financing activities	(2,752)	(2,193)	(1,713)

Net increase (decrease) in cash and cash equivalents	(363)	(3)	387
Cash and cash equivalents at beginning of year	632	635	248

Cash and cash equivalents at end of year	$269	$632	$635

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Change in Independent Registered Public Accounting Firm

As discussed in the Company’s current reports on Form 8-K and 8-K/A filed with the SEC on June 29, 2003, and October 29, 2004, the Company engaged Yount, Hyde & Barbour, PC as its independent auditors for the fiscal year ending December 31, 2004, and chose not to renew the engagement of Witt Mares Eggleston Smith, PLC, which served as the Company’s independent auditors for the fiscal year ended December 31, 2003.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Yount, Hyde & Barbour P. C., an independent registered public accounting firm, as stated in their report which appears on page 32 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

The following information is provided pursuant to Item 1.01 of Form 8-K:

On January 30, 2006, the Compensation Committee of the Board of Directors approved the 2006 target bonuses and performance goals for the Company’s named executive officers under the Company’s Executive Incentive Plan.

Short-Term Cash Incentive Awards. The 2006 performance targets are based on the Bank’s average asset growth (weighting: 10%), the Bank’s average loan growth (weighting: 10%), the Bank’s average deposit growth (weighting: 10%), the Trust Company’s revenue growth (weighting: 10%, the Company’s earnings growth (weighting: 40%), and a subjective component related to nonfinancial goals as determined by the board (weighting: 20%). Depending on the Company’s 2006 performance with respect to these measures, the Company’s named executive officers, among others, may earn short-term cash incentive award for 2006 in a range from 3% to 18% of their 2006 annualized base salaries, subject to adjustment in the discretion of certain officers of the Company.

A description of the Executive Incentive Plan is filed as Exhibit 10.5 to this report, and is incorporated herein by reference.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) to be held on April 25, 2006.

Item 10. Directors and Executive Officers of the Registrant

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2006 Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Section 16(a) Beneficial

Ownership Reporting Compliance” in the 2006 Proxy Statement and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee is set forth under the caption “Board Committees and Attendance” in the 2006 Proxy Statement and is incorporated herein by reference.

The Board of Directors of the Company has determined that Mr. Russell Smith Evans, Jr., a director and member of the Audit Committee, qualifies as an “Audit Committee Financial Expert” as defined in rules adopted by the Security and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders. The Code of Ethics is filed as Exhibit 14 to this report on Form 10-K.

Item 11. Executive Compensation

The information set forth under the captions “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “No Employment Agreements,” “Retirement Benefits,” “Compensation Committee Report on Executive Compensation,” and “Five Year Stock Performance” in the 2006 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2006 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2006 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2006 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)

Report of Independent Registered Public Accounting Firm (PKF Witt Mares, PLC)

Consolidated Balance Sheets – December 31, 2005 and 2004

Consolidated Statements of Income – Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows – Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule	Location
Selected Financial Data	Part II, Item 6
Average Balance Sheets, Net Interest Income and Rates	Part II, Item 7
Interest Sensitivity Analysis	Part II, Item 7
Investment Portfolio	Part II, Item 7
Loan Portfolio	Part II, Item 7
Maturity Schedule of Selected Loans	Part II, Item 7
Nonaccrual, Past Due and Restructured Loans	Part II, Item 7
Analysis of the Allowance for Loan Losses	Part II, Item 7
Allocation of the Allowance for Loan Losses	Part II, Item 7
Deposits	Part II, Item 7
Time Deposits of $100,000 & more	Part II, Item 7
Return on Average Equity and Assets	Part II, Item 7
Capital Ratios	Part II, Item 7
Dividends Paid and Market Price of Common Stock	Part II, Item 7
Liquidity Sources and Uses	Part II, Item 7
Contractual Obligations	Part II, Item 7
Short-Term Borrowings	Part II, Item 7
Investment Securities	Part II, Item 8
Loans	Part II, Item 8
Allowance for Loan Losses	Part II, Item 8
Premises and Equipment	Part II, Item 8
Deposits	Part II, Item 8
Federal Home Loan Bank Advances and Other Borrowings	Part II, Item 8
Employee Benefit Plans	Part II, Item 8
Income Taxes	Part II, Item 8
Lease Commitments	Part II, Item 8
Pension Plan	Part II, Item 8
Commitments and Contingencies	Part II, Item 8
Fair Value of Financial Instruments	Part II, Item 8
Regulatory Matters	Part II, Item 8
Quarterly Data (Unaudited)	Part II, Item 8
Condensed Financial Statements of Parent Company	Part II, Item 8

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended August 11, 1992 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

10.1*	Old Point Financial Corporation 1998 Stock Option Plan, as amended April 24, 2001 (incorporated by reference to Exhibit 4.4 to Form S-8 filed July 24, 2001)

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 29, 2005)

10.3*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 29, 2005)

10.4*	Form of Endorsement Method Split Dollar Plan Life Insurance Policy entered into with each of Robert F. Shuford, Louis G. Morris, Cary B. Epes, Margaret P. Causby and Laurie D. Grabow (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 29, 2005)

10.5*	Description of Executive Incentive Plan, as amended for 2006

10.6*	Directors’ Compensation

10.7*	Base Salaries of Named Executive Officers of the Registrant

14	Code of Ethics

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 29, 2005)

23.1	Consent of Yount, Hyde & Barbour, P.C.

23.2	Consent of Witt Mares Eggleston Smith, PLC

24	Powers of attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/ Robert F. Shuford
Robert F. Shuford, President

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert F. Shuford Robert F. Shuford	President and Director Principal Executive Officer

Date: March 16, 2006

/s/ Laurie D. Grabow Laurie D. Grabow	Senior Vice President Principal Financial & Accounting Officer

Date: March 16, 2006

/s/ James Reade Chisman* James Reade Chisman	Director

/s/ Richard F. Clark* Richard F. Clark	Director

/s/ Russell S. Evans, Jr.* Russell S. Evans, Jr.	Director

/s/ Dr. Arthur D. Greene* Dr. Arthur D. Greene	Director

/s/ Gerald E. Hansen* Gerald E. Hansen	Director

/s/ Stephen D. Harris* Stephen D. Harris	Director

/s/ John Cabot Ishon* John Cabot Ishon	Director

/s/ Eugene M. Jordan* Eugene M. Jordan	Director

/s/ John B. Morgan, II* John B. Morgan, II	Director

/s/ Louis G. Morris* Louis G. Morris	Director

/s/ Robert L. Riddle* Robert L. Riddle	Director

/s/ Dr. H. Robert Schappert* Dr. H. Robert Schappert	Director

/s/ Ellen Clark Thacker* Ellen Clark Thacker	Director

/s/ Melvin R. Zimm* Melvin R. Zimm	Director

* By Robert F. Shuford, as Attorney in Fact

Date: March 16, 2006