Form 10-Q
period 2006-03-31
OLD POINT FINANCIAL CORP
filed 2006-05-10
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

3,988,905 shares of common stock ($5.00 par value) outstanding as of April 30, 2006

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
Assets

Cash and due from banks	$14,078,946	$13,601,677
Federal funds sold	20,097,818	2,004,347

Cash and cash equivalents	34,176,764	15,606,024
Securities available-for-sale, at fair value	188,134,634	192,942,880
Securities held-to-maturity (fair value approximates $3,231,023 and $3,140,957)	3,223,000	3,122,994
Loans, net of allowance for loan losses of $4,579,842 and $4,447,524	517,203,286	490,248,868
Premises and equipment, net	21,475,410	21,276,974
Bank owned life insurance	9,591,375	9,660,818
Other assets	7,859,953	7,134,661

	$781,664,422	$739,993,219

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$105,883,792	$98,685,836
Savings and interest-bearing demand deposits	205,265,980	195,833,551
Time deposits	249,295,101	242,224,814

Total deposits	560,444,873	536,744,201
Federal funds purchased, repurchase agreements and other borrowings	52,658,536	50,621,569
Federal Home Loan Bank advances	95,000,000	80,000,000
Accrued expenses and other liabilities	2,578,763	1,571,403

Total liabilities	710,682,172	668,937,173

Commitments and contingencies

Stockholders’ Equity:
Common stock, $5 par value, 10,000,000 shares authorized; 3,987,880 and 4,013,553 shares issued	19,939,400	20,067,765
Additional paid-in capital	14,473,731	14,319,580
Retained earnings	39,265,116	39,074,325
Accumulated other comprehensive loss, net	(2,695,997)	(2,405,624)

Total stockholders’ equity	70,982,250	71,056,046

	$781,664,422	$739,993,219

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$8,299,035	$6,754,378
Interest on federal funds sold	52,325	35,533
Interest on securities:
Taxable	1,288,073	1,375,030
Tax-exempt	388,284	443,536
Dividends and interest on all other securities	87,349	55,118

Total interest and dividend income	10,115,066	8,663,595

Interest Expense:
Interest on savings and interest-bearing demand deposits	493,593	322,067
Interest on time deposits	2,278,765	1,485,343
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	407,821	223,728
Interest on Federal Home Loan Bank advances	984,334	584,121

Total interest expense	4,164,513	2,615,259

Net interest income	5,950,553	6,048,336
Provision for loan losses	300,000	225,000

Net interest income, after provision for loan losses	5,650,553	5,823,336

Noninterest Income:
Income from fiduciary activities	677,414	716,734
Service charges on deposit accounts	1,333,935	1,072,578
Other service charges, commissions and fees	535,349	498,152
Income from bank owned life insurance	133,153	122,544
Net gain on available-for-sale securities	1,346	5,143
Other operating income	106,156	90,636

Total noninterest income	2,787,353	2,505,787

Noninterest Expense:
Salaries and employee benefits	3,711,596	3,411,221
Occupancy and equipment	891,520	756,913
Postage and courier	139,473	118,256
Service fees	168,727	129,325
Data processing	169,023	147,148
Advertising	141,843	64,264
Customer development	167,405	131,704
Employee professional development	131,036	115,304
Other	619,349	624,230

Total noninterest expenses	6,139,972	5,498,365

Income before income taxes	2,297,934	2,830,758
Income tax expense	607,565	774,100

Net income	$1,690,369	$2,056,658

Basic Earnings per Share
Average shares outstanding	3,994,992	4,015,377
Net income per share of common stock	$0.42	$0.51

Diluted Earnings per Share
Average shares outstanding	4,056,488	4,102,075
Net income per share of common stock	$0.42	$0.50

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
FOR THREE MONTHS ENDED MARCH 31, 2006

Balance at beginning of period	4,013,553	$20,067,765	$14,319,580	$39,074,325	$(2,405,624)	$71,056,046
Comprehensive income:
Net income	—	—	—	1,690,369	—	1,690,369
Unrealized holding losses arising during the period (net of tax, $149,128)					(289,485)	(289,485)
Reclassification adjustment, (net of tax, $458)	—	—	—	—	(888)	(888)

Total comprehensive income (loss)	—	—	—	1,690,369	(290,373)	1,399,996
Sale of common stock	5,445	27,225	154,151	(82,273)	—	99,103
Repurchase and retirement of common stock	(31,118)	(155,590)		(739,850)		(895,440)
Cash dividends ($.17 per share)	—	—	—	(677,455)	—	(677,455)

Balance at end of period	3,987,880	$19,939,400	$14,473,731	$39,265,116	$(2,695,997)	$70,982,250

FOR THREE MONTHS ENDED MARCH 31, 2005

Balance at beginning of period	4,013,644	$20,068,220	$14,074,162	$34,803,848	$193,092	$69,139,322
Comprehensive income:
Net income	—	—	—	2,056,658	—	2,056,658
Unrealized holding losses arising during the period (net of tax, $1,070,863)					(2,078,735)	(2,078,735)
Reclassification adjustment, (net of tax, $1,749)	—	—	—	—	(3,394)	(3,394)

Total comprehensive income (loss)				2,056,658	(2,082,129)	(25,471)
Sale of common stock	2,500	12,500	69,210	(27,583)	—	54,127
Nonqualified stock options			9,378			9,378
Cash dividends ($.16 per share)	—	—	—	(642,583)	—	(642,583)

Balance at end of period	4,016,144	$20,080,720	$14,152,750	$36,190,340	$(1,889,037)	$68,534,773

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,690,369	$2,056,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381,105	319,020
Provision for loan losses	300,000	225,000
Net gain on sale of available-for-sale securities	(1,346)	(5,143)
Net amortization (accretion) of securities	(10,891)	3,839
Gain on disposal of equipment	(100)	(9)
Increase in other assets	(506,263)	(430,899)
Increase in other liabilities	1,007,360	1,123,813

Net cash provided by operating activities	2,860,234	3,292,279

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,484,481)	(820,213)
Purchases of held-to-maturity securities	(200,000)	(200,000)
Proceeds from maturities and calls of securities	5,375,000	7,173,700
Proceeds from sales of available-for-sale securities	590,000	2,649,300
Loans made to customers	(79,163,002)	(53,456,665)
Principal payments received on loans	51,908,583	55,280,424
Purchases of premises and equipment	(579,441)	(989,078)

Net cash provided (used) by investing activities	(23,553,341)	9,637,468

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in non-interest bearing deposits	7,197,956	5,039,275
Increase (decrease) in savings deposits	9,432,429	(4,778,427)
Proceeds from the sale of time deposits	42,463,159	36,411,234
Payments for maturing time deposits	(35,392,872)	(31,767,371)
Increase in federal funds purchased and repurchase agreements	3,693,691	2,839,876
Increase (decrease) in Federal Home Loan Bank advances	15,000,000	(5,000,000)
Increase (decrease) in interest bearing demand notes and other borrowed money	(1,656,724)	1,192,439
Proceeds from issuance of common stock	99,103	54,127
Repurchase and retirement of common stock	(895,440)	—
Effect of nonqualified stock options	—	9,378
Cash dividends paid on common stock	(677,455)	(642,583)

Net cash provided by financing activities	39,263,847	3,357,948

Net increase in cash and cash equivalents	18,570,740	16,287,695
Cash and cash equivalents at beginning of period	15,606,024	13,572,813

Cash and cash equivalents at end of period	$34,176,764	$29,860,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,008,816	$2,577,027
Income tax	—	—

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized loss on investment securities	(439,959)	(3,154,741)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005, and statements of cash flows and changes in stockholders’ equity for the three months ended March 31, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

The Company maintains a website on the Internet at www.oldpoint.com. The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). The information available at the Company’s Internet address is not part of this Form 10-Q or any other report filed by the Company with the SEC. The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings can also be obtained on the SEC’s website on the Internet at www.sec.gov.

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at March 31, 2006 and December 31, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2006
Obligations of U. S. Government agencies	$2,400	$—	$(43)	$2,357
Obligations of state and political subdivisions	823	51	—	874

	$3,223	$51	$(43)	$3,231

December 31, 2005
Obligations of U. S. Government agencies	$2,300	$—	$(41)	$2,259
Obligations of state and political subdivisions	823	59	—	882

	$3,123	$59	$(41)	$3,141

Amortized costs and fair values of securities available-for-sale at March 31, 2006 and December 31, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2006
United States Treasury securities	$994	$—	$—	$994
Obligations of U. S. Government agencies	150,966	—	(4,597)	146,369
Obligations of state and political subdivisions	33,354	555	(15)	33,894
Money market investments	800	—	—	800
Federal Home Loan Bank stock - restricted	5,744	—	—	5,744
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(28)	165

Total	$192,220	$555	$(4,640)	$188,135

December 31, 2005
United States Treasury securities	$984	$1	$—	$985
Obligations of U. S. Government agencies	154,761	1	(4,370)	150,392
Obligations of state and political subdivisions	34,832	763	(12)	35,583
Money market investments	686	—	—	686
Federal Home Loan Bank stock - restricted	4,963	—	—	4,963
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(28)	165

Total	$196,588	$765	$(4,410)	$192,943

Information pertaining to securities with gross unrealized losses at March 31, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Quarter Ended March 31, 2006
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government Agencies	$—	$—	$4,597	$145,429	$4,597	$145,429
Obligations of state and political subdivisions	—	—	15	252	15	252

Total debt securities	—	—	4,612	145,681	4,612	145,681
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$—	$—	$4,640	$145,703	$4,640	$145,703

Securities Held-to-Maturity
Obligations of U. S. Government Agencies	$9	$891	$34	$1,466	$43	$2,357

Total securities held-to-maturity	$9	$891	$34	$1,466	$43	$2,357

Total	$9	$891	$4,674	$147,169	$4,683	$148,060

	Year Ended December 31, 2005
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government Agencies	$96	$5,903	$4,274	$142,689	$4,370	$148,592
Obligations of state and political subdivisions	12	253	—	—	12	253

Total debt securities	108	6,156	4,274	142,689	4,382	148,845
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$108	$6,156	$4,302	$142,711	$4,410	$148,867

Securities Held-to-Maturity
Obligations of U. S. Government Agencies	$14	$1,086	$27	$1,173	$41	$2,259

Total securities held-to-maturity	$14	$1,086	$27	$1,173	$41	$2,259

Total	$122	$7,242	$4,329	$143,884	$4,451	$151,126

The Company has the ability and intent to hold these securities until maturity. The securities are impaired primarily due to rising interest rates. None of the securities are impaired due to credit issues. Therefore, securities with a loss are considered temporarily impaired.

Note 3. Loans

Loans at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Commercial and other loans	$67,116	$63,224
Real estate loans:
Construction	37,540	36,517
Farmland	163	168
Equity lines of credit	23,234	21,765
1-4 family residential	109,705	101,328
Multifamily residential	9,241	8,526
Nonfarm nonresidential	206,759	193,744
Installment loans to individuals	64,381	66,903
Tax-exempt loans	3,353	2,376

Total loans	521,492	494,551
Less: Allowance for loan losses	(4,580)	(4,448)
Net deferred loan costs	291	146

Loans, net	$517,203	$490,249

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(in thousands)
Balance, beginning of year	$4,448	$4,303
Recoveries	84	370
Provision for loan losses	300	1,050
Loans charged off	(252)	(1,275)

Balance, end of period	$4,580	$4,448

Note 5. Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS No. 123R) effective January 1, 2006 using the modified prospective method and as such results for prior periods have not been restated. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. The initial implementation had no effect on the Company’s financial statements as all outstanding options were fully vested at December 31, 2005 and the Company has not issued new options in 2006.

Prior to January 1, 2006, the Company had elected to continue to apply the provisions of Accounting Principles Board (APB) No. 25 and related interpretations in accounting for stock options and continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company’s stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of the grant, no compensation cost was required to be recognized for the Company’s stock option plans.

Had compensation costs for the stock option plans in 2005 been determined based upon the fair value at the date of grant consistent with SFAS No. 123, pro forma net income and earnings per share for the three months ended March 31, 2005 would have been as follows:

Pro forma disclosure under SFAS No. 123 as amended by SFAS No. 148

Three Months Ended March 31, 2005
Net income:
As reported	$2,056,658
Fair value-based expense, net of tax	(141,493)

Pro forma	$1,915,165

Basic earnings per share:
As reported	$0.51
Pro forma	$0.48
Diluted earnings per share:
As reported	$0.50
Pro forma	$0.47

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
Options outstanding, January 1	265,387	$22.09
Granted	—	—
Exercised	(6,500)	19.91
Canceled or expired	—	—

Options outstanding, March 31	258,887	22.14	4.96	$1,813,281
Options exercisable, March 31	258,887	$22.14	4.96	$1,813,281

The total value of the in-the-money options exercised during the first three months ended March 31, 2006 was $187 thousand.

As of March 31, 2006, there was no unrecognized compensation expense because all outstanding options were vested.

SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow. The Company did not have any tax benefit deductions from the exercise of stock options in the first quarter of 2006.

Note 6. Pension Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis and are fully vested after 25 years of service. The components of net periodic pension cost are as follows:

	2006	2005
Quarter ended March 31,	Pension Benefits
Service cost	$126,049	$106,345
Interest cost	83,788	80,017
Expected return on plan assets	(96,067)	(80,259)
Amortization of prior service cost	320	320
Amortization of net loss	44,789	38,001

Net periodic benefit cost	$158,879	$144,424

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $750 thousand to its pension plan in 2006. As of March 31, 2006, no contributions have been made. The Company continues to anticipate contributing $750 thousand in 2006.

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

Note 8. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist readers in understanding and evaluating the financial condition, changes in financial condition and the results of operations of the Company. The Company consists of the parent company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N. A. (Trust), collectively referred to as the Company. This discussion should be read in conjunction with the consolidated financial statements and other financial information contained elsewhere in this report.

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

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U. S. Government, including policies of the Office of the Comptroller of the Currency, U. S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

General

The Company is the parent company of the Bank and Trust. The Bank is a locally owned and managed community bank serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank currently has 19 branch offices. Trust is a wealth management services provider.

Critical Accounting Policies and Estimates

As of March 31, 2006, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s report on Form 10-K for the year ended December 31, 2005. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the first quarter of 2006 was $1.7 million as compared with $2.1 million earned in the comparable quarter in 2005, a decrease of 17.81%. The lower income is attributed to continued pressure on the net interest yield, increase in the loan loss provision and further branch expansion. Basic and diluted earnings per share for the first quarter 2006 were $0.42. Basic earnings per share for the first quarter of 2005 were $0.51, or $0.50 on a fully diluted basis. Annualized return on average assets (ROA) for the first quarter of 2006 was 0.90% and 1.19% for the comparable period in 2005. Return on equity (ROE) was 9.52% for the first quarter of 2006 compared with 11.88% for the same period in 2005.

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

Net interest income, on a fully tax equivalent basis, was $6.2 million in the first quarter of 2006, a decrease of $126 thousand from the first quarter of 2005. The net interest yield was 3.48% in the first quarter of 2006 as compared to 3.91% in 2005. Management was pleased that the Company’s net interest income was only $126 thousand less in 2006 as compared to 2005, even though the yield was 43 basis points less. Due to the flat yield curve, management knew the net interest yield would decline. Therefore, management made a conscious effort to grow the loan portfolio to reduce the negative effect on interest income caused by the flat yield curve. The average loan portfolio grew by $73.7 million between the first quarter of 2005 and the first quarter of 2006.

Tax equivalent interest income increased $1.4 million, or 15.97%, in the first quarter of 2006. Average earning assets grew $64.1 million, or 9.95%. The yield on earning assets increased in 2006 by 30 basis points. Most of the increase was due to increasing yields in the loan portfolio.

Interest expense increased $1.5 million, or 59.24%, in 2006 while interest-bearing liabilities increased 12.98% in 2006. The cost of funding those liabilities increased 82 basis points.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

For the quarter ended March 31,

	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
ASSETS

Loans	$506,109	$8,318	6.57%	$432,409	$6,771	6.26%
Investment securities:
Taxable	164,356	1,375	3.35%	168,544	1,430	3.39%
Tax-exempt	33,335	588	7.05%	37,686	673	7.14%

Total investment securities	197,691	1,963	3.97%	206,230	2,103	4.08%
Federal funds sold	4,692	52	4.43%	5,740	36	2.51%

Total earning assets	708,492	$10,333	5.83%	644,379	$8,910	5.53%
Reserve for loan losses	(4,535)			(4,177)

Cash and due from banks	14,887			15,677
Bank premises and equipment	21,510			19,115
Other assets	13,039			14,965

Total assets	$753,393			$689,959

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$8,342	$5	0.24%	$6,856	$5	0.29%
Money market deposit accounts	152,154	437	1.15%	147,577	265	0.72%
Savings accounts	41,778	51	0.49%	43,088	52	0.48%
Time deposits, $100,000 or more	81,755	777	3.80%	71,628	489	2.73%
Other time deposits	164,014	1,502	3.66%	143,284	996	2.78%

Total time and savings deposits	448,043	2,772	2.47%	412,433	1,807	1.75%
Federal funds purchased, repurchase agreements and other borrowings	50,199	408	3.25%	49,753	224	1.80%
Federal Home Loan Bank advances	85,179	984	4.62%	54,193	584	4.31%

Total interest-bearing liabilities	583,421	$4,164	2.85%	516,379	$2,615	2.03%
Demand deposits	96,521			101,634
Other liabilities	2,461			2,672

Stockholders’ equity	70,990			69,274

Total liabilities and stockholders’ equity	$753,393			$689,959

Net interest income/yield		$6,169	3.48%		$6,295	3.91%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $300 thousand for the first three months of 2006, up from $225 thousand in the comparable period in 2005. The increase in the provision was due to strong loan growth and not higher charge offs. In fact, loans charged off (net of recoveries) in the first three months of 2006 were $332 thousand lower than in the first quarter 2005. On an annualized basis net loan charge-offs were 0.13% of total net loans for the first three months of 2006 compared with 0.41% for the same period in 2005.

On March 31, 2006, nonperforming assets totaled $456 thousand compared with $273 thousand on March 31, 2005. The March 2006 total consisted of $291 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. The March 2005 total consisted of $108 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. Loans still accruing interest but past due 90 days or more decreased to $636 thousand as of March 31, 2006 compared with $993 thousand as of March 31, 2005.

The allowance for loan losses on March 31, 2006 was $4.6 million, compared with $4.0 million on March 31, 2005. It represented a multiple of 10.04 times nonperforming assets and 15.74 times nonperforming loans. Nonperforming loans includes nonaccrual and restructured loans. The allowance for loan losses was 0.88% and 0.93% of total loans on March 31, 2006 and 2005, respectively.

Noninterest Income

For the first quarter of 2006, noninterest income increased $282 thousand, or 11.24%, over the same period in 2005. The growth in noninterest income is attributed to increases in service charges on deposit accounts and other service charges, commissions and fees. The increase in service charges on deposit accounts is attributed to the increase of over 5,000 consumer checking accounts during the past year. The increase in accounts is related to the bank wide new consumer checking account initiative. The service charge commissions and fees related income is higher due to an increased volume of debit card transactions. The increased volume of debit card transactions is also related to the bank wide new consumer checking account initiative.

Noninterest Expenses

For the first quarter of 2006, noninterest expenses increased $642 thousand, or 11.67%, over the first quarter of 2005. Salaries and employee benefits increased by $300 thousand, or 8.81%, as a result of normal yearly salary increases and an increase of 15 in the Company’s full time equivalent (FTE) positions. The staffing increases were due to the opening of two new branches in October 2005 and February 2006.

Occupancy expenses increased $135 thousand, or 17.78%. These expenses are for the most part related to our branch expansion.

The Company anticipates a continued trend of increases in noninterest expense in future periods. Salaries and employee benefits, as well as occupancy expenses, will continue to increase as the Company expands its branch system in the future. The Company also expects increases to back office staffing expense in order to support its growing branch system.

Balance Sheet Review

At March 31, 2006, the Company had total assets of $781.7 million, an increase of 5.63% from $740.0 million at December 31, 2005. Net loans as of March 31, 2006 were $517.2 million, an increase of 5.50% from $490.2 million at December 31, 2005. The Company realized significant growth in the real estate category of loans. Note 3 of the consolidated financial statements details the loan volume by category as of March 31, 2006 and December 31, 2005.

Average assets as of March 31, 2006 were $753.4 million compared to $690.0 million as of March 31, 2005. The growth in assets in 2006 was due to the growth in average loans, which increased 17.04% as compared to the same period in 2005; but were offset by the decline in average investments, which decreased 4.14%.

Total investment securities at March 31, 2006 were $191.4 million, a decrease of 2.40% from $196.1 million on December 31, 2005. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements. Current growth as noted in the above paragraph has occurred in the loan portfolio. The reduction in investment securities helped fund this loan growth.

At March 31, 2006, total deposits increased to $560.4 million, up 4.42% from $536.7 million on December 31, 2005 due to a new premium money market product offering and competitive time deposit pricing. Management is pleased with the deposit growth. The growth in deposits provides the funds to continue our strong loan growth.

Federal funds purchased, repurchase agreements and other borrowings increased to $52.7 million, an increase of 4.02% from $50.6 million on December 31, 2005. Federal Home Loan Bank (FHLB) advances increased to $95.0 million, an increase of 18.75% from $80.0 million on December 31, 2005.

Capital Resources

Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at March 31, 2006. As shown below, these ratios were all well above the regulatory minimum levels.

	2006 Regulatory Minimums	March 31, 2006
Tier 1	4.00%	13.19%
Total Capital	8.00%	14.01%
Tier 1 Leverage	3.00%	9.78%

Quarter-end book value was $17.80 in 2006 and $17.07 in 2005. Cash dividends were $677 thousand or $0.17 per share in the first quarter of 2006, and $0.16 per share in the first quarter of 2005. The common stock of the Company has not been extensively traded.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from FHLB. As of the end of the first quarter 2006, the Company had $138 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the first quarter 2006, the Company had $40 million available in federal funds to handle any short-term borrowing needs.

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

The Company is currently in contract negotiations for a possible branch site. The purchase price is $1.4 million and could close in the third quarter of 2006. As of March 31, 2006, there have been no other material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

As of March 31, 2006, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s report on Form 10-K for the year ended December 31, 2005.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2006. It should be noted, however, that non-maturing deposit liabilities totaling $205 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is fairly balanced between assets and liabilities.

When the Company is asset sensitive, net interest income should improve if interest rates rise since assets will reprice faster than liabilities. Conversely, if interest rates fall, net interest income should decline, depending on the optionality (prepayment speeds) of the assets. When the Company is liability sensitive, net interest income should fall if rates rise and rise if rates fall.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point decrease in rates would cause an approximately 1.55% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause an approximately 0.21% increase in net income and that a 200 basis point rise in rates would cause an approximately 0.03% decrease in net income at March 31, 2006.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. As required, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

As of March 31, 2006, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the monthly share repurchases during the period ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
1/1/2006 - 1/31/2006	24,593	28.87	24,593	176,085
2/1/2006 - 2/28/2006	5,625	28.94	5,625	170,460
3/1/2006 - 3/31/2006	900	28.70	900	169,560
Total	31,118		31,118

(1)	In replacement of a similar authorization in 2005, on January 10, 2006, the Company authorized a program to repurchase during the current calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of the current calendar year. There is currently no stated expiration date for this program. The Company repurchased 31,118 shares of the Company’s common stock during the quarter ended March 31, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2006.

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

OLD POINT FINANCIAL CORPORATION

May 10, 2006	/s/ Robert F. Shuford
Robert F. Shuford
President and Chief Executive Officer
(principal executive officer)

May 10, 2006	/s/ Laurie D. Grabow
Laurie D. Grabow
Senior Vice President and CFO
(principal financial and accounting officer)