Form 10-Q
period 2006-06-30
OLD POINT FINANCIAL CORP
filed 2006-08-04
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

3,991,531 shares of common stock ($5.00 par value) outstanding as of July 31, 2006

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
Assets

Cash and due from banks	$17,594,483	$13,601,677
Federal funds sold	5,450,975	2,004,347

Cash and cash equivalents	23,045,458	15,606,024
Securities available-for-sale, at fair value	186,064,965	192,942,880
Securities held-to-maturity (fair value approximates $3,308,280 and $3,140,957)	3,323,000	3,122,994
Loans, net of allowance for loan losses of $4,548,937 and $4,447,524	544,905,460	490,248,868
Premises and equipment, net	21,477,609	21,276,974
Bank owned life insurance	10,324,950	9,660,818
Other assets	7,879,148	7,134,661

	$797,020,590	$739,993,219

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$97,951,492	$98,685,836
Savings and interest-bearing demand deposits	200,145,477	195,833,551
Time deposits	258,712,364	242,224,814

Total deposits	556,809,333	536,744,201
Federal funds purchased, repurchase agreements and other borrowings	51,186,216	50,621,569
Federal Home Loan Bank advances	115,000,000	80,000,000
Accrued expenses and other liabilities	2,437,853	1,571,403

Total liabilities	725,433,402	668,937,173

Commitments and contingencies

Stockholders’ Equity:
Common stock, $5 par value, 10,000,000 shares authorized; 3,991,305 and 4,013,553 shares issued	19,956,525	20,067,765
Additional paid-in capital	14,619,872	14,319,580
Retained earnings	40,264,975	39,074,325
Accumulated other comprehensive loss, net	(3,254,184)	(2,405,624)

Total stockholders’ equity	71,587,188	71,056,046

	$797,020,590	$739,993,219

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$9,005,132	$6,908,074	$17,304,167	$13,662,452
Interest on federal funds sold	80,839	50,740	133,164	86,273
Interest on securities:
Taxable	1,277,567	1,312,857	2,565,640	2,687,887
Tax-exempt	366,956	425,946	755,240	869,482
Dividends and interest on all other securities	91,649	49,787	178,998	104,905

Total interest and dividend income	10,822,143	8,747,404	20,937,209	17,410,999

Interest Expense:
Interest on savings and interest-bearing demand deposits	571,012	342,557	1,064,605	664,624
Interest on time deposits	2,526,873	1,597,555	4,805,638	3,082,898
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	464,393	278,405	872,214	502,133
Interest on Federal Home Loan Bank advances	1,153,712	549,982	2,138,046	1,134,103

Total interest expense	4,715,990	2,768,499	8,880,503	5,383,758
Net interest income	6,106,153	5,978,905	12,056,706	12,027,241
Provision for loan losses	300,000	225,000	600,000	450,000

Net interest income, after provision for loan losses	5,806,153	5,753,905	11,456,706	11,577,241

Noninterest Income:
Income from fiduciary activities	661,486	696,730	1,338,900	1,413,464
Service charges on deposit accounts	1,391,562	1,185,227	2,725,497	2,257,805
Other service charges, commissions and fees	718,288	401,050	1,253,637	899,202
Income from bank owned life insurance	133,575	124,933	266,728	247,477
Net gain on available-for-sale securities	550	3,775	1,896	8,918
Other operating income	119,456	139,845	225,612	230,481

Total noninterest income	3,024,917	2,551,560	5,812,270	5,057,347

Noninterest Expense:
Salaries and employee benefits	3,825,051	3,563,821	7,536,647	6,975,042
Occupancy and equipment	885,790	744,172	1,777,310	1,501,085
Supplies	255,398	234,117	255,398	234,117
Postage and courier	128,953	115,994	268,426	234,250
Service fees	200,459	147,457	369,186	276,782
Data processing	186,249	146,661	355,272	293,809
Advertising	189,364	187,501	331,207	251,765
Customer development	126,924	133,898	294,329	265,602
Employee professional development	160,248	164,330	291,284	279,634
Other	387,006	343,433	1,006,355	967,663

Total noninterest expenses	6,345,442	5,781,384	12,485,414	11,279,749

Income before income taxes	2,485,628	2,524,081	4,783,562	5,354,839
Income tax expense	679,807	669,925	1,287,372	1,444,025

Net income	$1,805,821	$1,854,156	$3,496,190	$3,910,814

Basic Earnings per Share
Average shares outstanding	3,988,674	4,016,144	3,991,815	4,015,763
Net income per share of common stock	$0.45	$0.46	$0.88	$0.97

Diluted Earnings per Share
Average shares outstanding	4,049,006	4,095,746	4,052,729	4,098,913
Net income per share of common stock	$0.45	$0.45	$0.86	$0.95

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
FOR SIX MONTHS ENDED JUNE 30, 2006

Balance at beginning of period	4,013,553	$20,067,765	$14,319,580	$39,074,325	$(2,405,624)	$71,056,046
Comprehensive income:
Net income	—	—	—	3,496,190	—	3,496,190
Unrealized holding losses arising during the period (net of tax, $436,492)					(847,309)	(847,309)
Reclassification adjustment, (net of tax, $645)	—	—	—	—	(1,251)	(1,251)

Total comprehensive income	—	—	—	3,496,190	(848,560)	2,647,630
Sale of common stock	10,070	50,350	280,835	(180,768)	—	150,417
Repurchase and retirement of common stock	(32,318)	(161,590)		(769,203)		(930,793)
Nonqualified stock options	—	—	19,457	—	—	19,457
Cash dividends ($.34 per share)	—	—	—	(1,355,569)	—	(1,355,569)

Balance at end of period	3,991,305	$19,956,525	$14,619,872	$40,264,975	$(3,254,184)	$71,587,188

FOR SIX MONTHS ENDED JUNE 30, 2005

Balance at beginning of period	4,013,644	$20,068,220	$14,074,162	$34,803,848	$193,092	$69,139,322
Comprehensive income:
Net income	—	—	—	3,910,814	—	3,910,814
Unrealized holding losses arising during the period (net of tax, $474,939)					(921,941)	(921,941)
Reclassification adjustment, (net of tax, $3,032)	—	—	—	—	(5,886)	(5,886)

Total comprehensive income				3,910,814	(927,827)	2,982,987
Sale of common stock	2,500	12,500	69,210	(27,583)	—	54,127
Nonqualified stock options	—	—	9,378	—		9,378
Cash dividends ($.32 per share)	—	—	—	(1,285,174)	—	(1,285,174)

Balance at end of period	4,016,144	$20,080,720	$14,152,750	$37,401,905	$(734,735)	$70,900,640

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,496,190	$3,910,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	777,825	663,002
Provision for loan losses	600,000	450,000
Net gain on sale of available-for-sale securities	(1,896)	(8,918)
Net amortization (accretion) of securities	(24,079)	10,203
Loss (gain) on disposal of equipment	(180)	1,969
Increase in bank-owned life insurance	(866,728)	(923,085)
Increase in other assets	(104,754)	(206,275)
Increase in other liabilities	866,450	658,923

Net cash provided by operating activities	4,742,828	4,556,633

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(4,028,813)	(2,421,647)
Purchases of held-to-maturity securities	(300,000)	(400,000)
Proceeds from maturities and calls of securities	8,472,000	9,013,450
Proceeds from sales of available-for-sale securities	1,275,000	3,454,300
Loans made to customers	(168,455,656)	(111,062,057)
Principal payments received on loans	113,199,064	106,623,923
Purchases of premises and equipment	(978,280)	(1,746,967)

Net cash provided by (used in) investing activities	(50,816,685)	3,461,002

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits	(734,344)	3,021,117
Increase (decrease) in savings deposits	4,311,926	(8,679,395)
Proceeds from the sale of time deposits	86,971,384	76,910,120
Payments for maturing time deposits	(70,483,834)	(74,087,423)
Increase in federal funds purchased and repurchase agreements	1,018,878	1,341,707
Increase in Federal Home Loan Bank advances	35,000,000	15,000,000
Decrease in interest-bearing demand notes and other borrowed money	(454,231)	(1,898,985)
Proceeds from issuance of common stock	150,417	54,127
Repurchase and retirement of common stock	(930,793)	—
Effect of nonqualified stock options	19,457	9,378
Cash dividends paid on common stock	(1,355,569)	(1,285,174)

Net cash provided by financing activities	53,513,291	10,385,472

Net increase in cash and cash equivalents	7,439,434	18,403,107
Cash and cash equivalents at beginning of period	15,606,024	13,572,813

Cash and cash equivalents at end of period	$23,045,458	$31,975,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8,571,212	$5,290,524
Income tax	1,175,000	1,450,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized loss on investment securities	(1,285,697)	(1,405,798)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2006 and December 31, 2005, the results of operations for the three months and six months ended June 30, 2006 and 2005, and statements of changes in stockholders’ equity and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at June 30, 2006 and December 31, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2006
Obligations of U. S. Government agencies	$2,500	$—	$(52)	$2,448
Obligations of state and political subdivisions	823	37	—	860

	$3,323	$37	$(52)	$3,308

December 31, 2005
Obligations of U. S. Government agencies	$2,300	$—	$(41)	$2,259
Obligations of state and political subdivisions	823	59	—	882

	$3,123	$59	$(41)	$3,141

Amortized costs and fair values of securities available-for-sale at June 30, 2006 and December 31, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2006
United States Treasury securities	$981	$—	$(1)	$980
Obligations of U. S. Government agencies	150,971	—	(5,255)	145,716
Obligations of state and political subdivisions	31,255	381	(27)	31,609
Money market investments	783	—	—	783
Federal Home Loan Bank stock - restricted	6,644	—	—	6,644
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(29)	164

Total	$190,996	$381	$(5,312)	$186,065

December 31, 2005
United States Treasury securities	$984	$1	$—	$985
Obligations of U. S. Government agencies	154,761	1	(4,370)	150,392
Obligations of state and political subdivisions	34,832	763	(12)	35,583
Money market investments	686	—	—	686
Federal Home Loan Bank stock - restricted	4,963	—	—	4,963
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(28)	165

Total	$196,588	$765	$(4,410)	$192,943

Information pertaining to securities with gross unrealized losses at June 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Quarter Ended June 30, 2006
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
United States Treasury securities	$1	$980	$—	$—	$1	$980
Obligations of U. S. Government Agencies	—	—	5,255	145,716	5,255	145,716
Obligations of state and political subdivisions	12	1,003	15	250	27	1,253

Total debt securities	13	1,983	5,270	145,966	5,283	147,949
Other marketable equity securities	—	—	29	21	29	21

Total securities available-for-sale	$13	$1,983	$5,299	$145,987	$5,312	$147,970

Securities Held-to-Maturity
Obligations of U. S. Government Agencies	$6	$594	$46	$1,854	$52	$2,448

Total securities held-to-maturity	$6	$594	$46	$1,854	$52	$2,448

Total	$19	$2,577	$5,345	$147,841	$5,364	$150,418

	Year Ended December 31, 2005
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government Agencies	$96	$5,903	$4,274	$142,689	$4,370	$148,592
Obligations of state and political subdivisions	12	253	—	—	12	253

Total debt securities	108	6,156	4,274	142,689	4,382	148,845
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$108	$6,156	$4,302	$142,711	$4,410	$148,867

Securities Held-to-Maturity
Obligations of U. S. Government Agencies	$14	$1,086	$27	$1,173	$41	$2,259

Total securities held-to-maturity	$14	$1,086	$27	$1,173	$41	$2,259

Total	$122	$7,242	$4,329	$143,884	$4,451	$151,126

The Company has the ability and intent to hold these securities until maturity. The securities are impaired primarily due to rising interest rates. None of the securities are impaired due to credit issues. Therefore, securities with a loss are considered temporarily impaired.

Note 3. Loans

Loans at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Commercial and other loans	$67,548	$63,224
Real estate loans:
Construction	51,530	36,517
Farmland	229	168
Equity lines of credit	25,283	21,765
1-4 family residential	114,327	101,328
Multifamily residential	10,559	8,526
Nonfarm nonresidential	210,775	193,744
Installment loans to individuals	65,549	66,903
Tax-exempt loans	3,329	2,376

Total loans	549,129	494,551
Less: Allowance for loan losses	(4,549)	(4,448)
Net deferred loan costs	325	146

Loans, net	$544,905	$490,249

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Balance, beginning of year	$4,448	$4,303
Recoveries	151	370
Provision for loan losses	600	1,050
Loans charged off	(650)	(1,275)

Balance, end of period	$4,549	$4,448

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

Had compensation costs for the stock option plans in 2005 been determined based upon the fair value at the date of grant consistent with SFAS No. 123, pro forma net income and earnings per share for the six months ended June 30, 2005 would have been as follows:

Pro forma disclosure under SFAS No. 123

Six Months Ended June 30, 2005
Net income:
As reported	$3,910,814
Fair value-based expense, net of tax	(284,560)

Pro forma	$3,626,254

Basic earnings per share:
As reported	$0.97
Pro forma	$0.90
Diluted earnings per share:
As reported	$0.95
Pro forma	$0.89

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
Options outstanding, January 1	265,387	$22.09
Granted	—	—
Exercised	(11,840)	16.69
Canceled or expired	(3,000)	28.85

Options outstanding, June 30	250,547	22.25	4.75	$1,814,523
Options exercisable, June 30	250,547	$22.25	4.75	$1,814,523

The total value of the in-the-money options exercised during the six months ended June 30, 2006 was $340 thousand.

As of June 30, 2006, there was no unrecognized compensation expense because all outstanding options were vested.

SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow. The Company had $19.5 thousand in tax deductions from the exercise of stock options in the second quarter of 2006.

Note 6. Pension Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis and are fully vested after 25 years of service. The components of net periodic pension cost are as follows:

Quarter ended June 30,	2006	2005
	Pension Benefits
Service cost	$126,049	$106,345
Interest cost	83,788	80,017
Expected return on plan assets	(96,067)	(80,259)
Amortization of prior service cost	320	320
Amortization of net loss	44,789	38,001

Net periodic benefit cost	$158,879	$144,424

Six months ended June 30,	2006	2005
	Pension Benefits
Service cost	$252,098	$212,690
Interest cost	167,576	160,034
Expected return on plan assets	(192,134)	(160,518)
Amortization of prior service cost	640	640
Amortization of net loss	89,578	76,002

Net periodic benefit cost	$317,758	$288,848

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $750 thousand to its pension plan in 2006. As of June 30, 2006, no contributions have been made. The Company continues to anticipate contributing $750 thousand in 2006.

On July 11, 2006 the Board of Directors of the Company voted to freeze the pension plan effective September 30, 2006. The Company is currently working on a notification that must be sent to employees by August 15, 2006.

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

Critical Accounting Policies and Estimates

As of June 30, 2006, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the second quarter of 2006 was $1.8 million as compared with $1.9 million earned in the comparable quarter in 2005, a decrease of 2.61%. The lower income is attributed to continued pressure on the net interest yield, increase in the loan loss provision and further branch expansion. Basic and diluted earnings per share for the second quarter of 2006 were $0.45. Basic earnings per share for the second quarter of 2005 were $0.46, or $0.45 on a fully diluted basis. Annualized return on average assets (ROA) for the second quarter of 2006 was 0.93% and 1.08% for the comparable period in 2005. Return on equity (ROE) was 10.09% for the second quarter of 2006 compared with 10.53% for the same period in 2005.

For the six months ended June 30, 2006 and 2005, ROA was 0.91% and 1.14%, respectively. ROE was 9.81% in 2006 and 11.20% in 2005.

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

Net interest income, on a fully tax equivalent basis, was $6.3 million in the second quarter of 2006, an increase of $104 thousand, or 1.67% from the second quarter of 2005. The net interest yield was 3.45% in the second quarter of 2006 as compared to 3.87% in 2005.

For the six months ended June 30, 2006 net interest income on a fully tax equivalent basis decreased $22 thousand, or 0.18%, over the comparable period in 2005. Comparing the first six months of 2006 to 2005, average loans increased $84.9 million, or 19.58%, while investment securities decreased $7.8 million, or 3.82%. Average earning assets increased 11.86% and the net interest yield decreased from 3.89% in 2005 to 3.47% in 2006. Although the net interest yield decreased by 42 basis points, the significant increase in loan volume lessened the negative effect on net interest income.

Tax equivalent interest income increased $2.1 million, or 22.84%, in the second quarter of 2006 compared to the second quarter of 2005. Average earning assets grew $89.2 million, or 13.88%. Total average loans increased $96.0 million, or 22.10%, while average investment securities decreased $6.4 million, or 3.17%. The yield on earning assets increased for the second quarter of 2006 compared to the second quarter of 2005 by 44 basis points. Most of the increase was due to increasing yields in the loan portfolio.

Interest expense increased $1.9 million, or 70.3%, in the second quarter of 2006 from the second quarter of 2005 while interest-bearing liabilities increased $93.6 million or 18.30% in the second quarter of 2006 over the same period in 2005. The cost of funding those liabilities increased 95 basis points from 2005. For the six months ended June 30, 2006 interest expense increased $3.5 million, or 64.93%, over the same period in 2005.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS , NET INTEREST INCOME* AND RATES*

	For the quarter ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$530,477	$9,025	6.81%	$434,467	$6,924	6.37%
Investment securities:
Taxable	162,946	1,370	3.36%	164,430	1,363	3.32%
Tax-exempt	31,592	556	7.04%	36,485	644	7.06%

Total investment securities	194,538	1,926	3.96%	200,915	2,007	4.00%
Federal funds sold	6,713	81	4.83%	7,138	50	2.80%

Total earning assets	731,728	$11,032	6.03%	642,520	$8,981	5.59%
Reserve for loan losses	(4,502)			(4,112)
Other nonearning assets	49,684			48,702

Total assets	$776,910			$687,110

Time and savings deposits:
Interest-bearing transaction accounts	$9,229	$6	0.26%	$7,360	$5	0.27%
Money market deposit accounts	153,455	513	1.34%	144,998	283	0.78%
Savings accounts	41,425	52	0.50%	42,494	55	0.52%
Time deposits, $100,000 or more	85,795	899	4.19%	71,218	541	3.04%
Other time deposits	167,024	1,628	3.90%	142,078	1,057	2.98%

Total time and savings deposits	456,928	3,098	2.71%	408,148	1,941	1.90%
Federal funds purchased, repurchase agreements and other borrowings	50,904	464	3.65%	52,193	278	2.13%
Federal Home Loan Bank advances	97,333	1,154	4.74%	51,223	550	4.29%

Total interest-bearing liabilities	605,165	4,716	3.12%	511,564	2,769	2.17%
Demand deposits	98,259			103,648
Other liabilities	1,936			1,466
Stockholders’ equity	71,550			70,432

Total liabilities and stockholders’ equity	$776,910			$687,110

Net interest income/yield		$6,316	3.45%		$6,212	3.87%

	For the six months ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$518,293	$17,343	6.69%	$433,438	$13,695	6.32%
Investment securities:
Taxable	163,625	2,745	3.36%	166,790	2,793	3.35%
Tax-exempt	32,464	1,144	7.05%	37,086	1,317	7.10%

Total investment securities	196,089	3,889	3.97%	203,876	4,110	4.03%
Federal funds sold	5,703	133	4.66%	6,439	86	2.67%

Total earning assets	720,085	$21,365	5.93%	643,753	$17,891	5.56%
Reserve for loan losses	(4,518)			(4,144)
Other nonearning assets	49,634			48,926

Total assets	$765,201			$688,535

Time and savings deposits:
Interest-bearing transaction accounts	$8,892	$11	0.25%	$7,108	$10	0.28%
Money market deposit accounts	152,805	950	1.24%	146,287	548	0.75%
Savings accounts	41,601	103	0.50%	42,792	107	0.50%
Time deposits, $100,000 or more	83,786	1,676	4.00%	71,422	1,030	2.88%
Other time deposits	165,508	3,130	3.78%	142,682	2,053	2.88%

Total time and savings deposits	452,592	5,870	2.59%	410,291	3,748	1.83%
Federal funds purchased, repurchase agreements and other borrowings	50,551	872	3.45%	50,974	502	1.97%
Federal Home Loan Bank advances	91,256	2,138	4.69%	52,708	1,134	4.30%

Total interest-bearing liabilities	594,399	8,880	2.99%	513,973	5,384	2.10%
Demand deposits	97,390			102,641
Other liabilities	2,142			2,068
Stockholders’ equity	71,270			69,853

Total liabilities and stockholders’ equity	$765,201			$688,535

Net interest income/yield		$12,485	3.47%		$12,507	3.89%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $600 thousand for the first six months of 2006, up from $450 thousand in the comparable period in 2005. The increase in the provision was due to strong loan growth and not higher charge offs. Loans charged off (net of recoveries) in the first six months of 2006 were $499 thousand compared with loans charged off (net of recoveries) of $574 thousand in the first six months of 2005. On an annualized basis net loan charge offs were 0.18% of total net loans for the first six months of 2006 compared with 0.27% for the same period in 2005.

On June 30, 2006, nonperforming assets totaled $422 thousand compared with $585 thousand on June 30, 2005. The June 2006 total consisted of $257 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. The June 2005 total consisted of $420 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. Loans still accruing interest but past due 90 days or more decreased to $356 thousand as of June 30, 2006 compared with $871 thousand as of June 30, 2005.

The allowance for loan losses on June 30, 2006 was $4.6 million, compared with $4.2 million on June 30, 2005. It represented a multiple of 10.78 times nonperforming assets and 17.70 times nonperforming loans. Nonperforming loans includes nonaccrual and restructured loans. The allowance for loan losses was 0.83% and 0.96% of total loans on June 30, 2006 and 2005, respectively.

Noninterest Income

For the second quarter of 2006, noninterest income increased $473 thousand, or 18.55%, over the same period in 2005. The unwinding of a Federal Home Loan Bank (FHLB) advance contributed to $237 thousand of this increase. For the six months ended June 30, 2006, noninterest income increased $755 thousand or 14.93% over the same period in 2005. The growth in noninterest income is attributed to the FHLB advance transaction and increases in service charges on deposit accounts and other service charges, commissions and fees. The increase in service charges on deposit accounts is attributed to the increase of over 6,900 consumer checking accounts as of June 30, 2006. The increase in accounts is related to the bank wide new consumer checking account initiative that began in April 2005. The service charge commissions and fees related income is higher due to an increased volume of debit card transactions. The increased volume of debit card transactions is also related to the bank wide new consumer checking account initiative.

Noninterest Expenses

For the second quarter of 2006, noninterest expenses increased $564 thousand, or 9.76%, over the second quarter of 2005. For the six months ended June 30, 2006 noninterest expenses increased $1.2 million or 10.69% over the same period in 2005. For the six months ended June 30, 2006 salaries and employee benefits increased by $562 thousand, or 8.05% over the same period in 2005 as a result of normal yearly salary increases and an increase of 11 in the Company’s full time equivalent (FTE) positions. The staffing increases were due to the opening of two new branches in October 2005 and February 2006.

The increases in the various categories of noninterest expense were directly related to the Company’s branch expansion and increase of consumer checking accounts.

The Company anticipates a continued trend of increases in noninterest expense in future periods. Salaries and employee benefits, as well as occupancy expenses, will continue to increase as the Company expands its branch system in the future. The Company also expects increases to back office staffing expense in order to support its growing branch system. In an effort to keep noninterest expense under control, the Board of Directors voted to freeze the Company’s pension plan effective September 30, 2006.

Balance Sheet Review

At June 30, 2006, the Company had total assets of $797.0 million, an increase of 7.71% from $740.0 million at December 31, 2005. Net loans as of June 30, 2006 were $544.9 million, an increase of 11.15% from $490.2 million at December 31, 2005. The Company realized significant growth in the real estate category of loans. Note 3 of the consolidated financial statements details the loan volume by category as of June 30, 2006 and December 31, 2005.

Average assets as of June 30, 2006 were $765.2 million compared to $688.5 million as of June 30, 2005. The growth in assets in 2006 was due to the growth in average loans, which increased 19.58% as compared to the same period in 2005.

Total investment securities at June 30, 2006 were $189.4 million, a decrease of 3.41% from $196.1 million on December 31, 2005. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements. Current growth as noted in the above paragraph has occurred in the loan portfolio. The reduction in investment securities helped fund this loan growth.

At June 30, 2006, total deposits increased to $556.8 million, up 3.74% from $536.7 million on December 31, 2005. Deposit growth, especially demand deposit growth is not as strong as Management would like. Management has developed an incentive plan for the second half of 2006 to reverse the slowing pace of noninterest-bearing and savings deposits.

FHLB advances increased to $115.0 million, an increase of 43.75% from $80.0 million on December 31, 2005. FHLB advances were used to fund the majority of our loan growth.

Capital Resources

Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at June 30, 2006. As shown below, these ratios were all well above the regulatory minimum levels.

	2006 Regulatory Minimums	June 30, 2006
Tier 1	4.00%	12.86%
Total Capital	8.00%	13.64%
Tier 1 Leverage	3.00%	9.63%

Quarter-end book value was $17.94 in 2006 and $17.65 in 2005. Cash dividends were $1.4 million or $0.34 per share in the six months ended June 30, 2006, and $1.3 million or $0.32 per share in the six months ended June 30, 2005. The common stock of the Company has not been extensively traded.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from FHLB. As of the end of the second quarter 2006, the Company had $122.4 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the second quarter 2006, the Company had $40.0 million available in federal funds to handle any short-term borrowing needs.

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

The Company has signed two contracts to purchase property for future branch sites. One contract is for a purchase price of $1.4 million, which amount will be paid in full at closing in August 2006. The second contract is for $4.0 million, which will be paid in full at the time of closing, which is currently scheduled for September 2006. As of June 30, 2006, there have been no other material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

As of June 30, 2006, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2006. It should be noted, however, that non-maturing deposit liabilities totaling $200.1 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is fairly balanced between assets and liabilities.

When the Company is asset sensitive, net interest income should improve if interest rates rise since assets will reprice faster than liabilities. Conversely, if interest rates fall, net interest income should decline, depending on the optionality (prepayment speeds) of the assets. When the Company is liability sensitive, net interest income should fall if rates rise and rise if rates fall.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point decrease in rates would cause an approximately 2.21% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause an approximately 0.13% decrease in net income and that a 200 basis point rise in rates would cause an approximately 0.14% increase in net income at June 30, 2006.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

As of June 30, 2006, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the monthly share repurchases during the period ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
4/1/2006 - 4/30/2006	600	29.30	600	168,960
5/1/2006 - 5/31/2006	—	—	—	168,960
6/1/2006 - 6/30/2006	600	29.40	600	168,360
Total	1,200		1,200

(1)	In replacement of a similar authorization in 2005, on January 10, 2006, the Company authorized a program to repurchase during the current calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of the current calendar year. There is currently no stated expiration date for this program. The Company repurchased 1,200 shares of the Company’s common stock during the quarter ended June 30, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on April 25, 2006. A quorum of stockholders was present, consisting of a total of 2,937,008.8166 shares, represented in person or by proxy. At the Annual Meeting the stockholders elected the 15 directors listed below to serve as directors of the Company for one-year terms, having received the following votes:

	For	Withheld
James Reade Chisman	2,796,879.49	140,129.33
Dr. Richard F. Clark	2,838,276.49	98,732.33
Russell S. Evans, Jr.	2,844,226.49	92,782.33
Dr. Arthur D. Greene	2,844,226.49	92,782.33
Gerald E. Hansen	2,844,357.49	92,651.33
Stephen D. Harris	2,844,107.49	92,901.33
John Cabot Ishon	2,839,851.94	97,156.87
Eugene M. Jordan	2,839,585.49	97,423.33
John B. Morgan, II	2,844,107.49	92,901.33
Louis G. Morris	2,841,085.49	95,923.33
Robert L. Riddle	2,842,307.49	94,701.33
Dr. H. Robert Schappert	2,840,773.33	96,235.48
Robert F. Shuford	2,833,875.49	103,133.33
Ellen Clark Thacker	2,836,757.49	100,251.33
Melvin R. Zimm	2,841,807.49	95,201.33

No other matters were voted on during the 2006 Annual Meeting.

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

OLD POINT FINANCIAL CORPORATION

August 4, 2006	/s/ Robert F. Shuford
Robert F. Shuford
President and Chief Executive Officer (principal executive officer)

August 4, 2006	/s/ Laurie D. Grabow
Laurie D. Grabow
Senior Vice President and CFO (principal financial and accounting officer)