Form 10-Q
period 2006-09-30
OLD POINT FINANCIAL CORP
filed 2006-11-03
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

(757) 728-1200

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

3,992,155 shares of common stock ($5.00 par value) outstanding as of October 31, 2006

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

(i)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
Assets

Cash and due from banks	$14,331,091	$13,601,677
Federal funds sold	4,408,469	2,004,347

Cash and cash equivalents	18,739,560	15,606,024
Securities available-for-sale, at fair value	186,763,425	192,942,880
Securities held-to-maturity (fair value approximates $3,448,829 and $3,140,957)	3,423,000	3,122,994
Loans, net of allowance for loan losses of $4,625,016 and $4,447,524	568,807,545	490,248,868
Premises and equipment, net	26,495,624	21,276,974
Bank owned life insurance	10,465,889	9,458,222
Other assets	8,443,355	7,337,257

	$823,138,398	$739,993,219

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$101,291,764	$98,685,836
Savings and interest-bearing demand deposits	195,454,068	195,833,551
Time deposits	272,495,478	242,224,814

Total deposits	569,241,310	536,744,201
Federal funds purchased, repurchase agreements and other borrowings	62,407,847	50,621,569
Federal Home Loan Bank advances	115,000,000	80,000,000
Accrued expenses and other liabilities	2,939,379	1,571,403

Total liabilities	749,588,536	668,937,173

Commitments and contingencies

Stockholders’ Equity:
Common stock, $5 par value, 10,000,000 shares authorized; 3,992,155 and 4,013,553 shares issued	19,960,775	20,067,765
Additional paid-in capital	14,718,903	14,319,580
Retained earnings	41,147,215	39,074,325
Accumulated other comprehensive loss, net	(2,277,031)	(2,405,624)

Total stockholders’ equity	73,549,862	71,056,046

	$823,138,398	$739,993,219

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$9,822,512	$7,324,667	$27,126,679	$20,987,119
Interest on federal funds sold	102,069	123,988	235,233	210,261
Interest on securities:
Taxable	1,275,902	1,308,854	3,841,542	3,996,741
Tax-exempt	349,971	428,510	1,105,211	1,297,992
Dividends and interest on all other securities	112,799	49,655	291,797	154,560

Total interest and dividend income	11,663,253	9,235,674	32,600,462	26,646,673

Interest Expense:
Interest on savings and interest-bearing demand deposits	608,301	369,517	1,672,906	1,034,141
Interest on time deposits	2,936,614	1,805,362	7,742,252	4,888,260
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	496,439	291,182	1,368,653	793,315
Interest on Federal Home Loan Bank advances	1,405,214	740,281	3,543,260	1,874,384

Total interest expense	5,446,568	3,206,342	14,327,071	8,590,100
Net interest income	6,216,685	6,029,332	18,273,391	18,056,573
Provision for loan losses	300,000	300,000	900,000	750,000

Net interest income, after provision for loan losses	5,916,685	5,729,332	17,373,391	17,306,573

Noninterest Income:
Income from fiduciary activities	652,676	659,041	1,991,576	2,072,505
Service charges on deposit accounts	1,338,497	1,285,166	4,063,994	3,542,971
Other service charges, commissions and fees	461,678	455,789	1,715,315	1,354,991
Income from bank owned life insurance	140,332	129,712	407,060	377,189
Net gain on available-for-sale securities	5,406	938	7,302	9,856
Other operating income	114,892	143,028	340,504	373,509

Total noninterest income	2,713,481	2,673,674	8,525,751	7,731,021

Noninterest Expense:
Salaries and employee benefits	3,830,050	3,690,047	11,366,697	10,665,089
Occupancy and equipment	861,492	818,381	2,638,802	2,319,466
Supplies	130,901	126,880	386,299	360,997
Postage and courier	116,438	122,754	384,864	357,004
Service fees	264,322	195,016	633,508	471,798
Data processing	195,525	155,671	550,797	449,480
Advertising	167,620	217,633	498,827	469,398
Customer development	171,316	147,805	465,645	413,407
Employee professional development	170,645	127,973	461,929	407,607
Other	380,329	483,439	1,386,684	1,451,102

Total noninterest expenses	6,288,638	6,085,599	18,774,052	17,365,348

Income before income taxes	2,341,528	2,317,407	7,125,090	7,672,246
Income tax expense	630,500	595,930	1,917,872	2,039,955

Net income	$1,711,028	$1,721,477	$5,207,218	$5,632,291

Basic Earnings per Share:
Average shares outstanding	3,992,082	4,016,070	3,991,905	4,015,866
Net income per share of common stock	$0.43	$0.43	$1.30	$1.40

Diluted Earnings per Share:
Average shares outstanding	4,047,316	4,090,201	4,050,926	4,096,010
Net income per share of common stock	$0.42	$0.42	$1.29	$1.38

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
Balance at beginning of period	4,013,553	$20,067,765	$14,319,580	$39,074,325	$(2,405,624)	$71,056,046
Comprehensive income:
Net income	—	—	—	5,207,218	—	5,207,218
Unrealized holding gains arising during the period (net of tax, $68,727)					133,412	133,412
Reclassification adjustment, (net of tax, $2,483)	—	—	—	—	(4,819)	(4,819)

Total comprehensive income	—	—	—	5,207,218	128,593	5,335,811
Sale of common stock	12,215	61,075	358,107	(260,476)	—	158,706
Repurchase and retirement of common stock	(33,613)	(168,065)		(799,624)		(967,689)
Nonqualified stock options	—	—	41,216	—	—	41,216
Cash dividends ($.52 per share)	—	—	—	(2,074,228)	—	(2,074,228)

Balance at end of period	3,992,155	$19,960,775	$14,718,903	$41,147,215	$(2,277,031)	$73,549,862

FOR NINE MONTHS ENDED SEPTEMBER 30, 2005

Balance at beginning of period	4,013,644	$20,068,220	$14,074,162	$34,803,848	$193,092	$69,139,322
Comprehensive income:
Net income	—	—	—	5,632,291	—	5,632,291
Unrealized holding losses arising during the period (net of tax, $868,146)					(1,685,225)	(1,685,225)
Reclassification adjustment, (net of tax, $3,351)	—	—	—	—	(6,505)	(6,505)

Total comprehensive (loss)				5,632,291	(1,691,730)	3,940,561
Sale of common stock	2,800	14,000	76,629	(27,565)	—	63,064
Repurchase and retirement of common stock	(154)	(770)		(3,848)		(4,618)
Nonqualified stock options	—	—	9,378	—		9,378
Cash dividends ($.49 per share)	—	—	—	(1,967,891)	—	(1,967,891)

Balance at end of period	4,016,290	$20,081,450	$14,160,169	$38,436,835	$(1,498,638)	$71,179,816

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,207,218	$5,632,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,174,308	1,018,717
Provision for loan losses	900,000	750,000
Net gain on sale of available-for-sale securities	(7,302)	(9,856)
Net accretion of securities	(38,806)	(1,665)
Loss on disposal of equipment	4,954	5,787
Increase in bank-owned life insurance	(1,007,667)	(1,052,796)
Increase in other assets	(1,172,343)	(1,197,216)
Increase in other liabilities	1,367,976	1,031,718

Net cash provided by operating activities	6,428,338	6,176,980

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(4,690,555)	(3,085,732)
Purchases of held-to-maturity securities	(500,000)	(500,000)
Proceeds from maturities and calls of securities	9,415,950	9,845,450
Proceeds from sales of available-for-sale securities	1,895,000	3,994,300
Loans made to customers	(243,719,248)	(200,366,696)
Principal payments received on loans	164,260,571	162,404,745
Purchases of premises and equipment	(6,397,912)	(3,051,205)

Net cash used in investing activities	(79,736,194)	(30,759,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in non-interest bearing deposits	2,605,928	11,146,194
Decrease in savings deposits	(379,483)	(9,835,970)
Proceeds from the sale of time deposits	143,077,065	120,996,256
Payments for maturing time deposits	(112,806,401)	(103,480,560)
Increase in federal funds purchased and repurchase agreements	12,948,341	7,582,801
Increase in Federal Home Loan Bank advances	35,000,000	15,000,000
Decrease in interest-bearing demand notes and other borrowed money	(1,162,063)	(2,509,605)
Proceeds from issuance of common stock	158,706	63,064
Repurchase and retirement of common stock	(967,689)	(4,618)
Effect of nonqualified stock options	41,216	9,378
Cash dividends paid on common stock	(2,074,228)	(1,967,891)

Net cash provided by financing activities	76,441,392	36,999,049

Net increase in cash and cash equivalents	3,133,536	12,416,891
Cash and cash equivalents at beginning of period	15,606,024	13,572,813

Cash and cash equivalents at end of period	$18,739,560	$25,989,704

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$13,704,747	$8,349,556
Income tax	1,975,000	2,200,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	194,837	(2,563,227)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2006 and December 31, 2005, the results of operations for the three months and nine months ended September 30, 2006 and 2005, and statements of changes in stockholders’ equity and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at September 30, 2006 and December 31, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2006
Obligations of U. S. Government agencies	$2,600	$—	$(29)	$2,571
Obligations of state and political subdivisions	823	55	—	878

	$3,423	$55	$(29)	$3,449

December 31, 2005
Obligations of U. S. Government agencies	$2,300	$—	$(41)	$2,259
Obligations of state and political subdivisions	823	59	—	882

	$3,123	$59	$(41)	$3,141

Amortized costs and fair values of securities available-for-sale at September 30, 2006 and December 31, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2006
United States Treasury securities	$994	$—	$(1)	$993
Obligations of U. S. Government agencies	150,976	—	(3,463)	147,513
Obligations of state and political subdivisions	30,413	121	(77)	30,457
Money market investments	824	—	—	824
Federal Home Loan Bank stock - restricted	6,644	—	—	6,644
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(30)	163

Total	$190,213	$121	$(3,571)	$186,763

December 31, 2005
United States Treasury securities	$984	$1	$—	$985
Obligations of U. S. Government agencies	154,761	1	(4,370)	150,392
Obligations of state and political subdivisions	34,832	763	(12)	35,583
Money market investments	686	—	—	686
Federal Home Loan Bank stock - restricted	4,963	—	—	4,963
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	193	—	(28)	165

Total	$196,588	$765	$(4,410)	$192,943

Information pertaining to securities with gross unrealized losses at September 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Quarter Ended September 30, 2006
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
United States Treasury securities	$1	$993	$—	$—	$1	$993
Obligations of U. S. Government agencies	—	—	3,463	147,512	3,463	147,512
Obligations of state and political subdivisions	—	—	77	29,420	77	29,420

Total debt securities	1	993	3,540	176,932	3,541	177,925
Other marketable equity securities	—	—	30	20	30	20

Total securities available-for-sale	$1	$993	$3,570	$176,952	$3,571	$177,945

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$2	$398	$27	$2,172	$29	$2,570

Total securities held-to-maturity	$2	$398	$27	$2,172	$29	$2,570

Total	$3	$1,391	$3,597	$179,124	$3,600	$180,515

	Year Ended December 31, 2005
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$96	$5,903	$4,274	$142,689	$4,370	$148,592
Obligations of state and political subdivisions	12	253	—	—	12	253

Total debt securities	108	6,156	4,274	142,689	4,382	148,845
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$108	$6,156	$4,302	$142,711	$4,410	$148,867

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$14	$1,086	$27	$1,173	$41	$2,259

Total securities held-to-maturity	$14	$1,086	$27	$1,173	$41	$2,259

Total	$122	$7,242	$4,329	$143,884	$4,451	$151,126

The Company has the ability and intent to hold these securities until maturity. The securities are impaired primarily due to rising interest rates. None of the securities are impaired due to credit issues. Therefore, securities with a loss are considered temporarily impaired.

Note 3. Loans

Loans at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Commercial and other loans	$65,030	$63,224
Real estate loans:
Construction	73,705	36,517
Farmland	224	168
Equity lines of credit	26,404	21,765
1-4 family residential	118,384	101,328
Multifamily residential	6,062	8,526
Nonfarm nonresidential	213,080	193,744
Installment loans to individuals	66,883	66,903
Tax-exempt loans	3,306	2,376

Total loans	573,078	494,551
Less: Allowance for loan losses	(4,625)	(4,448)
Net deferred loan costs	355	146

Loans, net	$568,808	$490,249

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(in thousands)
Balance, beginning of year	$4,448	$4,303
Recoveries	229	370
Provision for loan losses	900	1,050
Loans charged off	(952)	(1,275)

Balance, end of period	$4,625	$4,448

Note 5. Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS No. 123R) effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. The initial implementation had no effect on the Company’s financial statements as all outstanding options were fully vested at December 31, 2005 and the Company has not issued new options in 2006.

Had compensation costs for the stock option plans in 2005 been determined based upon the fair value at the date of grant consistent with Company’s SFAS No. 123, pro forma net income and earnings per share for the nine months ended September 30, 2005 would have been as follows:

Pro forma disclosure under SFAS No. 123

Nine Months Ended September 30, 2005
Net income:
As reported	$5,632,291
Fair value-based expense, net of tax	(349,018)

Pro forma	$5,283,273

Basic earnings per share:
As reported	$1.40
Pro forma	$1.32
Diluted earnings per share:
As reported	$1.38
Pro forma	$1.29

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
Options outstanding, January 1	265,387	$22.09
Granted	—	—
Exercised	(15,140)	16.01
Canceled or expired	(6,500)	28.92

Options outstanding, September 30	243,747	22.28	4.54	$1,671,811
Options exercisable, September 30	243,747	$22.28	4.54	$1,671,811

The total proceeds of the in-the-money options exercised during the nine months ended September 30, 2006 was $434 thousand.

As of September 30, 2006, there was no unrecognized compensation expense because all outstanding options were vested.

SFAS No. 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow. The Company had $41.2 thousand in tax deductions from the exercise of stock options in the third quarter of 2006.

Note 6. Pension Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis and are fully vested after 25 years of service. The components of net periodic pension cost are as follows:

Quarter ended September 30,	2006	2005
	Pension Benefits
Service cost	$126,049	$106,345
Interest cost	83,788	80,017
Expected return on plan assets	(96,067)	(80,259)
Amortization of prior service cost	320	320
Amortization of net loss	44,789	38,001

Net periodic benefit cost	$158,879	$144,424

Nine months ended September 30,	2006	2005
	Pension Benefits
Service cost	$378,147	$319,035
Interest cost	251,364	240,051
Expected return on plan assets	(288,201)	(240,777)
Amortization of prior service cost	960	960
Amortization of net loss	134,367	114,003

Net periodic benefit cost	$476,637	$433,272

As of September 30, 2006, $500 thousand in contributions have been made. No additional contributions are anticipated for 2006.

The pension plan was frozen effective September 30, 2006.

Note 7. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

Note 8. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measures at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB 108 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SAB 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 an 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company expects the implementation of SFAS 158 to have an after tax effect to Other Comprehensive Income of $633 thousand.

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

Critical Accounting Policies and Estimates

As of September 30, 2006, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the third quarter of 2006 was unchanged at $1.7 million as compared with third quarter net income for 2005. Although there was strong loan growth, the unchanged income is attributed to continued pressure on the net interest yield and further branch expansion. Basic and diluted earnings per share for the third quarter of 2006 and for the third quarter of 2005 were $0.43 and $0.42.

For the nine months ended September 30, 2006 net income decreased $425 thousand or 7.55% to $5.2 million as compared to $5.6 million earned for the nine months ended September 30, 2005. Basic earnings per share for the first nine months of 2006 were $1.30, or $1.29 on a fully diluted basis and $1.40, or $1.38 on a fully diluted basis for the first nine months of 2005.

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

Net interest income, on a fully tax equivalent basis, was $6.4 million in the third quarter of 2006, an increase of $149 thousand, or 2.38% from the third quarter of 2005. The net interest yield was 3.37% in the third quarter of 2006 as compared to 3.77% in 2005.

For the nine months ended September 30, 2006 net interest income on a fully tax equivalent basis increased $127 thousand, or 0.68% over the comparable period in 2005. Comparing the first nine months of 2006 to 2005, average loans increased $92.6 million, or 21.09%, while investment securities decreased $7.3 million, or 3.60%. Average earning assets increased 12.69% and the net interest yield decreased from 3.84% in 2005 to 3.43% in 2006. Although the net interest yield decreased by 41 basis points, the significant increase in loan volume lessened the negative effect on net interest income.

Tax equivalent interest income increased $2.4 million, or 25.24%, in the third quarter of 2006 compared to the third quarter of 2005. Average earning assets grew $95.0 million, or 14.27%. Total average loans increased $108.2 million, or 24.01%, while average investment securities decreased $6.4 million, or 3.21%. The yield on earning assets increased for the third quarter of 2006 compared to the third quarter of 2005 by 55 basis points. Most of the increase was due to increasing yields in the loan portfolio.

Interest expense increased $2.2 million, or 69.95%, in the third quarter of 2006 from the third quarter of 2005 while interest-bearing liabilities increased $97.3 million or 18.19% in the third quarter of 2006 over the same period in 2005. The cost of funding those liabilities increased 105 basis points from 2005. For the nine months ended September 30, 2006 interest expense increased $5.7 million, or 66.81%, over the same period in 2005.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$558,962	$9,844	7.04%	$450,753	$7,341	6.51%
Investment securities:
Taxable	163,953	1,388	3.39%	165,170	1,358	3.29%
Tax-exempt	30,203	530	7.02%	35,416	650	7.34%

Total investment securities	194,156	1,918	3.95%	200,586	2,008	4.00%
Federal funds sold	7,778	102	5.25%	14,527	124	3.41%

Total earning assets	760,896	$11,864	6.24%	665,866	$9,473	5.69%
Reserve for loan losses	(4,586)			(4,207)
Other nonearning assets	51,966			49,529

Total assets	$808,276			$711,188

Time and savings deposits:
Interest-bearing transaction accounts	$8,863	$6	0.27%	$7,874	$6	0.30%
Money market deposit accounts	149,007	552	1.48%	143,145	310	0.87%
Savings accounts	40,059	51	0.51%	42,299	53	0.50%
Time deposits, $100,000 or more	96,592	1,106	4.58%	72,072	608	3.37%
Other time deposits	173,314	1,830	4.22%	147,968	1,197	3.24%

Total time and savings deposits	467,835	3,545	3.03%	413,358	2,174	2.10%
Federal funds purchased, repurchase agreements and other borrowings	49,244	497	4.04%	51,423	291	2.26%
Federal Home Loan Bank advances	115,000	1,405	4.89%	70,000	740	4.23%

Total interest-bearing liabilities	632,079	5,447	3.45%	534,781	3,205	2.40%
Demand deposits	100,291			103,185
Other liabilities	2,673			2,229
Stockholders’ equity	73,233			70,993

Total liabilities and stockholders’ equity	$808,276			$711,188

Net interest income/yield		$6,417	3.37%		$6,268	3.77%

	For the nine months ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$531,850	$27,187	6.82%	$439,209	$21,036	6.39%
Investment securities:
Taxable	163,768	4,133	3.36%	166,250	4,151	3.33%
Tax-exempt	31,710	1,674	7.04%	36,529	1,967	7.18%

Total investment securities	195,478	5,807	3.96%	202,779	6,118	4.02%
Federal funds sold	6,394	235	4.90%	9,135	210	3.07%

Total earning assets	733,722	$33,229	6.04%	651,123	$27,364	5.60%
Reserve for loan losses	(4,541)			(4,165)
Other nonearning assets	50,379			49,128

Total assets	$779,560			$696,086

Time and savings deposits:
Interest-bearing transaction accounts	$8,712	$17	0.26%	$7,363	$16	0.29%
Money market deposit accounts	151,538	1,502	1.32%	145,240	858	0.79%
Savings accounts	41,088	154	0.50%	42,627	160	0.50%
Time deposits, $100,000 or more	88,055	2,782	4.21%	71,641	1,638	3.05%
Other time deposits	168,110	4,960	3.93%	144,441	3,250	3.00%

Total time and savings deposits	457,503	9,415	2.74%	411,312	5,922	1.92%
Federal funds purchased, repurchase agreements and other borrowings	50,116	1,369	3.64%	51,124	793	2.07%
Federal Home Loan Bank advances	99,170	3,543	4.76%	58,472	1,874	4.27%

Total interest-bearing liabilities	606,789	14,327	3.15%	520,908	8,589	2.20%
Demand deposits	98,528			103,110
Other liabilities	2,319			1,835
Stockholders’ equity	71,924			70,233

Total liabilities and stockholders’ equity	$779,560			$696,086

Net interest income/yield		$18,902	3.43%		$18,775	3.84%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $900 thousand for the first nine months of 2006, up from $750 thousand in the comparable period in 2005. The increase in the provision was due to strong loan growth rather than higher charge offs. Loans charged off (net of recoveries) in the first nine months of 2006 were $723 thousand compared with loans charged off (net of recoveries) of $808 thousand in the first nine months of 2005. On an annualized basis net loan charge offs were 0.17% of total net loans for the first nine months of 2006 compared with 0.23% for the same period in 2005.

On September 30, 2006, nonperforming assets totaled $323 thousand compared with $462 thousand on September 30, 2005. The September 2006 total consisted of $158 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. The September 2005 total consisted of $297 thousand in nonaccrual loans and $165 thousand in the former branch site listed for sale. Loans still accruing interest but past due 90 days or more increased to $1.13 million as of September 30, 2006 compared with $898 thousand as of September 30, 2005.

The allowance for loan losses on September 30, 2006 was $4.6 million, compared with $4.2 million on September 30, 2005. At September 30, 2006, it represented a multiple of 14.32 times nonperforming assets and 29.27 times nonperforming loans. Nonperforming loans includes nonaccrual and restructured loans. The allowance for loan losses was 0.81% and 0.90% of total loans on September 30, 2006 and 2005, respectively.

Noninterest Income

For the third quarter of 2006, noninterest income increased $40 thousand, or 1.49%, over the same period in 2005. For the nine months ended September 30, 2006, noninterest income increased $795 thousand or 10.28% over the same period in 2005. The growth in noninterest income is attributed to a FHLB advance transaction that occurred during the second quarter and increases in service charges on deposit accounts and other service charges, commissions and fees. The increase in service charges on deposit accounts is attributed to the increase in consumer checking accounts. The increase in accounts is related to the Bank’s new consumer checking account initiative that began in April 2005. The service charge commissions and fees related income is higher due to an increased volume of debit card transactions. The increased volume of debit card transactions is also related to the Bank’s new consumer checking account initiative.

Noninterest Expenses

For the third quarter of 2006, noninterest expenses increased $203 thousand, or 3.34%, over the third quarter of 2005. For the nine months ended September 30, 2006 noninterest expenses increased $1.4 million or 8.11% over the same period in 2005. For the nine months ended September 30, 2006 salaries and employee benefits increased by $702 thousand, or 6.58% over the same period in 2005 as a result of normal yearly salary increases and an increase of four in the Company’s full time equivalent (FTE) positions.

The increases in the various categories of noninterest expense were directly related to the Company’s branch expansion and increase of consumer checking accounts.

The Company anticipates a continued trend of increases in noninterest expense in future periods. Salaries and employee benefits, as well as occupancy expenses, will continue to increase as the Company expands its branch system in the future. The Company also expects increases to back office staffing expense in order to support its growing branch system. In an effort to keep noninterest expense under control, the Board of Directors voted to freeze the Company’s pension plan effective September 30, 2006. This will enable the Company to better control benefit expenses in the future.

Balance Sheet Review

At September 30, 2006, the Company had total assets of $823.1 million, an increase of 11.24% from $740.0 million at December 31, 2005. Net loans as of September 30, 2006 were $568.8 million, an increase of 16.02% from $490.2 million at December 31, 2005. The Company realized significant growth in the real estate category of loans. Note 3 of the consolidated financial statements details the loan volume by category as of September 30, 2006 and December 31, 2005.

Average assets as of September 30, 2006 were $779.5 million compared to $696.1 million as of September 30, 2005. The growth in assets in 2006 was due to the growth in average loans, which increased 21.09% as compared to the same period in 2005.

Total investment securities at September 30, 2006 were $190.2 million, a decrease of 3.00% from $196.1 million on December 31, 2005. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements. Current growth as noted in the above paragraph has occurred in the loan portfolio. The reduction in investment securities helped fund this loan growth.

At September 30, 2006, total deposits increased to $569.2 million, up 6.05% from $536.7 million on December 31, 2005. Deposit growth, especially demand deposit growth, is not as strong as management would like. Management has developed an incentive plan for the second half of 2006 to reverse the slowing pace of noninterest-bearing and savings deposits.

FHLB advances increased to $115.0 million, an increase of 43.75% from $80.0 million on December 31, 2005. FHLB advances were used to fund the majority of our loan growth.

Capital Resources

Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at September 30, 2006. As shown below, these ratios were all well above the regulatory minimum levels.

	2006 Regulatory Minimums	September 30, 2006
Tier 1	4.00%	9.38%
Total Capital	8.00%	12.40%
Tier 1 Leverage	3.00%	13.16%

Quarter-end book value was $18.42 in 2006 and $17.72 in 2005. Cash dividends were $2.1 million, or $0.52 per share, in the nine months ended September 30, 2006, and $2.0 million, or $0.49 per share, in the nine months ended September 30, 2005. The common stock of the Company has not been extensively traded.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from FHLB. As of the end of the third quarter 2006, the Company had $130.2 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the third quarter 2006, the Company had $28.9 million available in federal funds to handle any short-term borrowing needs.

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

The Company purchased two properties for future branch sites. One is an existing building in the Hilltop area of Virginia Beach and the other is a branch site in the Ghent section of Norfolk. The Hilltop property was purchased for $4.0 million, which amount was paid in full in September 2006. The Ghent property was purchased for $1.4 million, which amount was paid in full in August 2006. As of September 30, 2006, there have been no other material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

As of September 30, 2006, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2006. It should be noted, however, that non-maturing deposit liabilities totaling $195.5 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is fairly balanced between assets and liabilities.

When the Company is asset sensitive, net interest income should improve if interest rates rise since assets will reprice faster than liabilities. Conversely, if interest rates fall, net interest income should decline, depending on the optionality (prepayment speeds) of the assets. When the Company is liability sensitive, net interest income should fall if rates rise and rise if rates fall.

The most likely scenario represents the rate environment as management forecasts it to occur. From this base, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point decrease in rates would cause an approximately 2.34% decrease in net income and a 200 basis point decrease in rates would cause an approximately 4.54% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause an approximately 0.91% increase in net income and that a 200 basis point rise in rates would cause an approximately 1.19% increase in net income at September 30, 2006.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors.

As of September 30, 2006, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the Company’s share repurchases during the period ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
7/1/2006 - 7/31/2006	200	28.68	200	168,160
8/1/2006 - 8/31/2006	1,095	28.45	1,095	167,065
9/1/2006 - 9/30/2006	—	—	—	167,065

Total	1,295		1,295

(1)	In replacement of a similar authorization in 2005, on January 10, 2006, the Company authorized a program to repurchase during the current calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of the current calendar year. There is currently no stated expiration date for this program. The Company repurchased 1,295 shares of the Company’s common stock during the quarter ended September 30, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

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

OLD POINT FINANCIAL CORPORATION

November 3, 2006	/s/ Robert F. Shuford
Robert F. Shuford
President and Chief Executive Officer
(principal executive officer)

November 3, 2006	/s/ Laurie D. Grabow
Laurie D. Grabow
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)