Form 10-K
period 2006-12-31
OLD POINT FINANCIAL CORP
filed 2007-03-16
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(757) 728-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2006 was $74 million.

There were 3,991,014 shares of common stock outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on April 24, 2007, are incorporated by reference in Part III of this report.

OLD POINT FINANCIAL CORPORATION

FORM 10-K

i

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

The Company completed a spin-off of its trust department as of April 1, 1999. The newly formed organization is chartered as Old Point Trust and Financial Services, N.A. (“Trust”). Trust is a wholly-owned subsidiary of the Company. The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries which continue to conduct business in substantially the same manner.

The Bank is a national banking association that was founded in 1922. As of the end of 2006, the Bank had 19 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County, and provides a full range of banking and related financial services, including checking, savings, time deposits, and other depository services, commercial, industrial, residential real estate, consumer loan services and safekeeping services.

As of December 31, 2006, the Company had assets of $847.5 million, loans of $583.6 million, deposits of $588.4 million, and stockholders’ equity of $74.7 million. At year-end, the Company and its subsidiaries had a total of 311 employees, 26 who were part-time.

The Company’s market area is located in Hampton Roads. According to the United States Census Bureau, Hampton Roads is the 33rd most populous Metropolitan Statistical Area (“MSA”) in the United States. Situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor, the Hampton Roads MSA includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg; and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry.

The Hampton Roads MSA is the largest market between Washington, DC and Atlanta, GA, and the fourth largest MSA in the southeast. The region has seen a 6% increase in population between 2000 and 2005 and is home to 1.65 million people. The Virginia Employment Commission projects the population in the Hampton Roads MSA to be nearly 1.75 million people by the year 2020.

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

With the opening of the Independence branch in Virginia Beach in October 2005, and the opening of the Eagle Harbor branch in Isle of Wight County in April 2006, the Company has achieved a presence in localities that represent 86% of the Hampton Road’s population. The two cities within the Hampton Roads MSA that are not served by a branch of the Company are Portsmouth and Suffolk.

As demonstrated by the following chart, nearly all of the Company’s regions have experienced population growth over the past 25 years.

The Hampton Roads MSA is the third largest deposit market in Virginia, after the Richmond MSA and the Washington MSA, according to the Federal Deposit Insurance Corporation (FDIC). 368 branches of banks and savings and loans and 59 credit unions serve the Company’s market area, which is located in the Hampton Roads MSA in Virginia. In addition, branches of virtually every major brokerage house serve the community. Personal assets held by non-banks are impossible to track at a local level, so the Company must rely on deposits reported by governmental agencies to measure market share.

According to the FDIC, Virginia community financial institutions, as a whole, have reported declining profits as of June 30, 2006, due primarily to declines in noninterest income and a generally flat net interest margin. Community banks within our market, however, are holding firm with respect to deposits. While four regional and nationwide banks continue to hold the bulk of deposits within our MSA, the combined share at community financial institutions has climbed to 33%, up from 22% five years ago.

Additionally, the number of bank branches being added within the Hampton Roads MSA has increased in the 12 months ending June 30, 2006, with a net gain of 17 branches. Because community banks typically rely on branch deposits to fund loans, competition for local deposits is fierce.

As of June 30, 2006, the Company holds seventh place with 3% market share of all Hampton Roads deposits, up one place from last year. The Company’s total deposits for the entire Hampton Roads MSA grew by nearly $47.5 million, or 9%, between June 2005 and June 2006. In addition, we remain strong on the Virginia Peninsula, with 13% market share. The Company’s deposits on the Virginia Peninsula grew by just over $28 million, or 6%.

Overall deposit growth remains strong in the Company’s smaller regions as well. In Hampton, the Company holds 32% market share, with deposit growth totaling just over $10 million, or 4%. We continue these growth trends in Chesapeake with 15% deposit growth; in Williamsburg/James City County with 13% deposit growth; and in Norfolk with 11% deposit growth.

Eagle Harbor, the Company’s first branch in Carrollton/Isle of Wight County, opened in April 2006, and is doing very well. As of June 30, 2006, in only two months, Eagle Harbor acquired nearly $3 million in deposits. The Company expects its share of deposits in this region to increase over the next year.

Independence, the Company’s first branch in Virginia Beach, after having been open for only eight months, had acquired nearly $10 million in deposits as of June 30, 2006. Independence is located at Town Center in Virginia Beach and is doing well despite the Company not having the name recognition in this region of the MSA as it does in the others. The Company plans to open a second Virginia Beach location in the Hilltop area in 2007. With the second location and expected increasing level of business and revitalization occurring in Virginia Beach, the Company expects its market share to continue to grow.

Moving forward, it is important that the Company maintain a strong presence on the Virginia Peninsula, while striving to increase and grow its presence in Norfolk, Virginia Beach, Chesapeake and Isle of Wight County. This effort has been ongoing beginning with the opening of the Greenbrier branch in the fall of 2003, the opening of the Independence branch in Virginia Beach in October of 2005, the opening of the Eagle Harbor branch in Isle of Wight County in April 2006, and the expected branch openings in Hilltop in late 2007 and Ghent in late 2008.

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

General. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the SEC. As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures and requires additional corporate governance measures and expanded disclosure of the Company’s corporate operations and internal controls. The Company is complying with the applicable SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Company has incurred and will continue to incur additional expense in complying with the provisions of the SOX and the resulting regulations, this compliance has not had, and is not expected to have, a material impact on the Company’s financial condition or results of operations.

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

As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”). Each depositor’s account with the Bank is insured by the FDIC to the maximum amount permitted by law. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by Federal banking law.

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

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). Assessments rates are set in an amount necessary to main a Designated Reserve Ratio within a range of 1.15% and 1.50%, as determined by the FDIC prior to the beginning of each calendar year. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

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

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process. These efforts also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company’s profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company’s control, including competition, federal economic, monetary and fiscal policies, and economic conditions. Changes in interest rates affect operating performance and financial condition. The Company tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s net interest margin and, in turn, its profitability. At December 31, 2006, based on scheduled maturities only, the Company’s balance sheet was liability sensitive at the one year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment.

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

The Company’s substantial dependence on dividends from its subsidiaries may prevent it from paying dividends to its stockholders and adversely affect its business, results of operations or financial condition. The Company is a separate legal entity from its subsidiaries and does not have significant operations or revenues of its own. The Company substantially depends on dividends from its subsidiaries to pay dividends to stockholders and to pay its operating expenses. The availability of dividends from the subsidiaries is limited by various statues and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the Comptroller could assert that payment of dividends by the subsidiaries is an unsafe or unsound practice. In the event the subsidiaries are unable to pay dividends to the Company, the Company may not be able to pay dividends on the Company’s common stock, service debt or pay operating expenses. Consequently, the inability to receive dividends from the subsidiaries could adversely affect the Company’s financial condition, results of operations, cash flows and prospects and limit stockholders’ return, if any, to capital appreciation.

The Company’s profitability depends significantly on local economic conditions. The Company’s success depends primarily on the general economic conditions of the markets the Company operates in. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Hampton Roads MSA. The local economic conditions in this area have a significant impact on the demand for loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of the Company’s operations.

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

The Company may be adversely affected by changes in government monetary policy. As a bank holding company, the Company’s business is affected by the monetary policies established by the Board of Governors of the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the FRB may utilize techniques such as the following:

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

The Bank owns the main office located in Hampton, Virginia, five office buildings and 13 branches. All of these are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining four branches are leased from unrelated parties under leases with renewal options that expire anywhere from two to eleven years.

For more information concerning the commitments under current leasing agreements, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

The Bank owns one property in Norfolk which is designated as a future branch location. The Bank anticipates opening this branch in the first quarter of 2008. The Bank also owns a parcel of land and the improvements located thereon in the City of Virginia Beach. The anticipated opening of this branch is the end of 2007.

Item 3.	Legal Proceedings

The Company is not a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Executive Officer Since	Principal Occupation During Past Five Years
Robert F. Shuford (69) Chairman, President & Chief Executive Officer Old Point Financial Corporation	1965	Banker

Louis G. Morris (52) Executive Vice President/OPNB Old Point Financial Corporation	1988	Banker

Cary B. Epes (58) Senior Vice President/Business Development & Lending Old Point Financial Corporation	1994	Banker Resigned a/o 3/1/2007

Margaret P. Causby (56) Senior Vice President/Risk Management Old Point Financial Corporation	1996	Banker

Laurie D. Grabow (49) Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	1999	Banker

Eugene M. Jordan, II (52) Executive Vice President/Trust Old Point Financial Corporation	2003	Banker

Robert F. Shuford, Jr. (42) Senior Vice President/Operations Old Point Financial Corporation	2003	Banker

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol “OPOF”. The approximate number of stockholders of record as of February 28, 2007 was 1,264. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $27.56. The range of high and low prices and dividends paid per share of the Company’s common stock for each quarter during 2006 and 2005 is presented in Item 7 of this report on Form 10-K under “Capital Resources” and is incorporated herein by reference. Additional information related to stockholder matters can be found in Note 15 “Regulatory Matters” of the Notes to Consolidated Financial Statements found in Item 8 “Financial Statements” and Supplementary Data of this report on Form 10-K.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
10/1/2006—10/31/2006	—	—	—	167,065
11/1/2006—11/30/2006	—	—	—	167,065
12/1/2006—12/31/2006	—	—	—	167,065

Total	—		—

(1)	On January 10, 2006, the Company authorized a program to repurchase during any given calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. There is currently no stated expiration date for this program. As of December 31, 2006, the Company has repurchased 33,613 shares under the current program. The Company did not repurchase any shares of the Company’s common stock during the quarter ended December 31, 2006.

Item 6.	Selected Financial Data

The following table summarizes the Company’s performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2006	2005	2004	2003	2002
	(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$44,885	$36,487	$33,639	$33,167	$34,112
Interest expense	20,276	12,321	9,248	9,643	11,956

Net interest income	24,609	24,166	24,391	23,524	22,156
Provision for loan loss	1,200	1,050	850	1,000	1,700

Net interest income after provision for loan loss	23,409	23,116	23,541	22,524	20,456
Net gains on available-for-sale securities	9	10	215	60	14
Noninterest income	11,397	10,355	9,205	7,408	7,128
Noninterest expenses	25,181	23,585	21,172	19,596	18,291

Income before income taxes	9,634	9,896	11,789	10,396	9,307
Income tax expense	2,610	2,628	3,209	2,571	2,256

Net income	$7,024	$7,268	$8,580	$7,825	$7,051

FINANCIAL CONDITION

Total assets	$847,521	$739,993	$686,275	$645,915	$576,623
Total deposits	588,414	536,744	512,160	490,422	454,052
Total loans	583,593	494,697	433,253	405,111	377,961
Stockholders’ equity	74,665	71,056	69,139	63,299	58,116
Average assets	794,367	706,076	669,869	600,733	543,184
Average equity	72,540	70,472	66,456	61,085	55,079

PERTINENT RATIOS

Return on average assets	0.88%	1.03%	1.28%	1.30%	1.30%
Return on average equity	9.68%	10.31%	12.91%	12.81%	12.80%
Dividends paid as a percent of net income	39.76%	36.47%	28.92%	27.35%	25.19%
Average equity as a percent of average assets	9.13%	9.98%	9.92%	10.17%	10.14%

PER SHARE DATA

Basic earnings per share	$1.76	$1.81	$2.15	$1.98	$1.80
Diluted earnings per share	1.73	1.78	2.10	1.92	1.77
Cash dividends declared	0.70	0.66	0.62	0.54	0.453
Book value	18.70	17.70	17.23	15.92	14.76

GROWTH RATES

Year-end assets	14.53%	7.83%	6.25%	12.02%	11.15%
Year-end deposits	9.63%	4.80%	4.43%	8.01%	10.13%
Year-end loans	17.97%	14.18%	6.95%	7.18%	9.09%
Year-end equity	5.08%	2.77%	9.23%	8.92%	14.15%
Average assets	12.50%	5.41%	11.51%	10.59%	8.20%
Average equity	2.93%	6.04%	8.79%	10.90%	10.78%
Net income	-3.36%	-15.29%	9.65%	10.98%	23.49%
Cash dividends declared	6.06%	6.45%	14.81%	19.21%	9.69%
Book value	5.65%	2.73%	8.23%	7.84%	13.07%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

Executive Overview

Description of Operations

Headquartered in Hampton, Virginia, the Company is the locally-owned parent company of Trust and the Bank. Trust is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, and investment management services to individual and business customers. The Bank is an independent community bank with 19 branches throughout the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County.

Primary Financial Data for 2006

The Company earned $7.0 million in 2006, a 3.36% decrease in net income from 2005. The $7.0 million was below what the Company had expected. The decrease in net income was directly impacted by the net interest margin. While total interest and dividend income rose by $8.4 million, total interest expense rose by $8.0 million. The Company provided $150 thousand more in the provision for loan loss in 2006 compared to the 2005 provision. Therefore, net interest income after provision for loan loss was only $293 thousand more in 2006 when compared to 2005. In addition, two noninterest expense items, salaries and benefits and occupancy and equipment expenses, were substantially higher than in 2005. Staffing levels increased by 14 full-time-equivalent positions, 5 of these positions were in the Bank’s brokered mortgage sales and support area. Occupancy and equipment expenses were 10.2% higher in 2006 as compared to 2005. This increase was related to a full year of expenses for our three newest branches in 2006.

Significant Factors Affecting Earnings in 2007

The Company plans to open a branch office in the Hilltop section of Virginia Beach during the fourth quarter of 2007. The opening of the Hilltop branch is expected to negatively impact earnings in 2007 due to pre-opening expenses that will not be completely offset by the new branches earnings, due to the short period of time the new branch will be open in 2007. Over the long term, the Hilltop branch is expected to be accretive to earnings.

The Company intends to improve its net interest margin. $101.1 million in securities are maturing with an average yield of 3.43% in 2007. The Company plans to either invest these maturing funds in higher yielding investments or loans, or reduce some of its long term borrowing.

The new consumer checking account initiative that began in 2005 increased the Company’s customer base. We intend to continue this initiative in 2007 and expect it to be a relative factor in increased earnings. In addition, management intends to focus on cross-selling other products and services to these new customers in order to build stronger and longer lasting relationships. In addition, the Company plans to continue its incentive plan started in the last half of 2006 directed at the generation of low cost deposits.

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

The Company adopted SFAS No. 114, which has been amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures” (“SFAS No. 118”). SFAS No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. SFAS No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

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

Earnings Summary

Net income was $7.0 million, or $1.73 diluted earnings per share in 2006 compared to $7.3 million, or $1.78 diluted earnings per share in 2005 and $8.6 million, or $2.10 diluted earnings per share in 2004. As stated in the Executive Overview above, net income for 2006 was below management expectations due to a lower than expected net interest and dividend income; and, due to higher total interest expense. Our loan yield was below what was expected because of strong competition and the flat yield curve. In addition, our cost of funds was above what was expected due to lower than expected noninterest-bearing deposit growth. Noninterest-bearing deposits dropped by $2.0 million between December 31, 2005 and December 31, 2006. The low cost funds were replaced with higher cost time deposits and Federal Home Loan Bank (“FHLB”) advances in order to fund the $88.9 million loan growth experienced in 2006. This movement of source of funds from noninterest-bearing deposits to higher cost funds along with a low loan yield caused net interest income for 2006 to be only $443 thousand above 2005.

Return on average assets was 0.88% in 2006, 1.03% in 2005 and 1.28% in 2004. Return on average equity was 9.68% in 2006, 10.31% in 2005 and 12.91% in 2004. Both return on average assets and return on average equity were lower in 2006 because of reduction in net income.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $25.4 million in 2006, up $323 thousand from 2005 and down $2 thousand from 2004. The net interest margin was 3.42% in 2006 as compared to 3.81% in 2005 and 4.05% in 2004. The net interest margin was lower in 2006 as compared to 2005 because the rates paid on interest-bearing liabilities increased more than the rates earned on interest-earning assets.

Tax equivalent interest income increased $8.3 million, or 22.12%, in 2006. Average earning assets grew $84.7 million, or 12.86%. Total average loans increased $93.1 million, or 20.68%, while average investment securities decreased $9.2 million, or 4.58%. The yield on earning assets increased in 2006 by 47 basis points primarily due to increasing yields in the loan portfolio.

Interest expense increased $8.0 million, or 64.56% in 2006, while interest-bearing liabilities increased $89.8 million, or 16.92% in 2006. The cost of funding those liabilities increased 95 basis points due to higher interest rates.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2006			2005			2004
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(in thousands)

ASSETS

Loans	$543,136	$37,520	6.91%	$450,053	$29,041	6.45%	$418,781	$26,361	6.29%
Investment securities:
Taxable	160,108	5,533	3.46%	164,311	5,536	3.37%	155,601	5,287	3.40%
Tax-exempt	31,113	2,189	7.04%	36,094	2,584	7.16%	40,063	2,862	7.14%

Total investment securities	191,221	7,722	4.04%	200,405	8,120	4.05%	195,664	8,149	4.16%
Federal funds sold	9,198	467	5.08%	8,356	270	3.23%	13,475	173	1.28%

Total earning assets	743,555	45,709	6.15%	658,814	37,431	5.68%	627,920	34,683	5.52%
Reserve for loan losses	(4,588)			(4,210)			(4,723)

	738,967			654,604			623,197

Cash and due from banks	14,695			15,554			16,397
Bank premises and equipment, net	23,322			20,025			16,341
Other assets	17,383			15,893			13,934

Total assets	$794,367			$706,076			$669,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$9,210	$24	0.26%	$8,360	$22	0.26%	$9,654	$25	0.26%
Money market deposit accounts	150,950	2,063	1.37%	144,655	1,196	0.83%	138,776	798	0.58%
Savings accounts	40,612	203	0.50%	42,559	213	0.50%	41,937	209	0.50%
Time deposits, $100,000 or more	106,227	4,071	3.83%	79,321	2,367	2.98%	68,434	1,536	2.24%
Other time deposits	157,133	6,932	4.41%	141,526	4,620	3.26%	139,771	4,046	2.89%

Total time and savings deposits	464,132	13,293	2.86%	416,421	8,418	2.02%	398,572	6,614	1.66%
Federal funds purchased, repurchase agreements and other borrowings	51,167	1,913	3.74%	51,134	1,160	2.27%	35,850	371	1.03%
Federal Home Loan Bank advances	105,386	5,070	4.81%	63,316	2,743	4.33%	54,315	2,263	4.17%

Total interest-bearing liabilities	620,685	20,276	3.27%	530,871	12,321	2.32%	488,737	9,248	1.89%

Demand deposits	98,622			102,722			112,043
Other liabilities	2,520			2,011			2,671

Total liabilities	721,827			635,604			603,451
Stockholders’ equity	72,540			70,472			66,418

Total liabilities and stockholders’ equity	$794,367			$706,076			$669,869

Net interest margin		$25,433	3.42%		$25,110	3.81%		$25,435	4.05%

*	Computed on a fully taxable equivalent basis using a 34% rate

The following table summarizes changes in net interest income attributable to changes in the volume of interest bearing assets and liabilities and changes in interest rates.

TABLE II

VOLUME AND RATE ANALYSIS*

(in thousands)

	2006 vs. 2005 Increase (Decrease) Due to Changes in:			2005 vs. 2004 Increase (Decrease) Due to Changes in:			2004 vs. 2003 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$6,006	$2,473	$8,479	$1,968	$712	$2,680	$2,169	$(2,346)	$(177)

Investment Securities:
Taxable	(142)	139	(3)	296	(47)	249	1,441	(522)	919
Tax-exempt	(357)	(38)	(395)	(284)	6	(278)	(420)	(14)	(434)

Total investment securities	(499)	101	(398)	12	(41)	(29)	1,022	(537)	485

Federal funds sold	27	170	197	(66)	163	97	(25)	34	9

Total earning assets	5,534	2,744	8,278	1,914	834	2,748	3,167	(2,850)	317

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts	2	(0)	2	(3)	0	(3)	(2)	(8)	(10)
Money market deposit accounts	52	815	867	34	364	398	126	(145)	(19)
Savings accounts	(10)	(0)	(10)	3	1	4	30	(26)	4
Time deposits, $100,000 or more	803	901	1,704	244	587	831	322	(383)	(61)
Other time deposits	509	1,803	2,312	51	523	574	(256)	(402)	(658)

Total time and savings deposits	1,356	3,519	4,875	329	1,475	1,804	220	(964)	(744)
Federal funds purchased, repurchase agreements and other borrowings	1	752	753	158	631	789	115	25	140
Federal Home Loan Bank advances	1,823	504	2,327	375	105	480	601	(392)	209

Total interest-bearing liabilities	3,180	4,775	7,955	862	2,211	3,073	936	(1,331)	(395)

Change in net interest income	$2,354	$(2,031)	$323	$1,052	$(1,377)	$(325)	$2,231	$(1,519)	$712

*	Computed on a fully taxable equivalent basis using a 34% rate.

Interest Sensitivity

An important element of earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. This gap can be managed by repricing assets or liabilities, which are variable rate instruments, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact of rising or falling interest rates on net interest income.

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2006. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2006 non-maturing deposit liabilities totaled $201.3 million, or 30%, of total interest-bearing liabilities. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is slightly asset sensitive.

When the Company is liability sensitive, net interest income should decrease if interest rates rise since liabilities will reprice faster than assets. Conversely, if interest rates fall, net interest income should increase, depending on the optionality (prepayment speeds) of the assets. When the Company is asset sensitive, net interest income should rise if rates rise and should fall if rates fall.

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a “static” test to measure the effects of changes in interest rates on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the shock by repricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, the rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point decrease in rates would cause an approximate 1.33% decrease in net income for the year ended December 31, 2006 and a 200 basis point decrease is rates would cause an approximate 3.55% decrease in net income for the year ended December 31, 2006. The rate shock model reveals that a 100 basis point rise in rates would cause an approximate 1.35% increase in net income for the year ended December 31, 2006 and that a 200 basis point rise in rates would cause an approximate 1.98% increase in net income for the year ended December 31, 2006.

Interest Sensitivity

The following table reflects the earlier of the maturity or repricing data for various assets and liabilities.

TABLE III

INTEREST SENSITIVITY ANALYSIS

As of December 31, 2006 (in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Uses of funds
Federal funds sold	$18,213	$—	$—	$—	$18,213
Taxable investments	17,497	86,040	55,434	—	158,971
Tax-exempt investments	711	4,293	17,645	6,618	29,267

Total investments	36,421	90,333	73,079	6,618	206,451

Loans
Commercial	23,623	4,188	30,174	4,600	62,585
Tax-exempt	48	—	—	3,143	3,191
Consumer	3,573	2,327	40,107	17,664	63,671
Real estate	113,157	32,521	208,119	95,237	449,034
Other	2,667	20	2,425	—	5,112

Total loans	143,068	39,056	280,825	120,644	583,593

Total earning assets	$179,489	$129,389	$353,904	$127,262	$790,044

Sources of funds
Interest-bearing transaction accounts	$13,960	$—	$—	$—	$13,960
Money market deposit accounts	148,127	—	—	—	148,127
Savings accounts	39,186	—	—	—	39,186
Time deposits $100,000 or more	35,731	46,258	25,700	—	107,689
Other time deposits	27,357	79,920	75,522	—	182,799
Federal funds purchased, repurchase agreements and FHLB advances	76,696	10,000	30,000	65,000	181,696
Other borrowings	357	—	—	—	357

Total interest bearing liabilities	$341,414	$136,178	$131,222	$65,000	$673,814

Rate sensitivity GAP	$(161,925)	$(6,789)	$222,682	$62,262	$116,230

Cumulative GAP	$(161,925)	$(168,714)	$53,968	$116,230

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio.

The provision for loan losses increased to $1.2 million in 2006 as compared to $1.1 million in 2005 and $850 thousand in 2004. The increase was due to loan growth of $88.9 million and factored into the quarterly calculation of the allowance for loan loss.

Loans that were charged off during 2006 totaled $1.2 million compared to $1.3 million in 2005 and $1.7 million in 2004. Recoveries amounted to $331 thousand in 2006, $370 thousand in 2005 and $351 thousand in 2004. The Company’s net loans charged off to year-end loans were 0.15% in 2006, 0.20% in 2005, and 0.32% in 2004. The allowance for loan losses, as a percentage of year-end loans, was 0.82% in 2006, 0.90% in 2005, and 0.99% in 2004.

As of December 31, 2006, nonperforming assets were $623 thousand, up from $473 thousand at year-end 2005. Nonperforming assets consist of loans in nonaccrual status and other real estate. The 2006 total consisted of other real estate of $165 thousand and $458 thousand in nonaccrual loans. The other real estate consists of $165 thousand in commercial property originally acquired as a potential branch site and now listed for sale. Nonaccrual loans consisted of $389 thousand in real estate loans and $69 thousand in commercial loans not secured by real estate. Loans still accruing interest but past due 90 days or more decreased to $826 thousand as of December 31, 2006 compared to $935 thousand as of December 31, 2005.

Noninterest Income

Noninterest income increased $1.0 million, or 10.04%, in 2006 from 2005 compared to an increase of $945 thousand, or 10.03%, in 2005 from 2004. The majority of the growth in noninterest income is attributed to increases in service charges on deposit accounts and other service charges, commissions and fees.

The increase in service charges on deposits accounts is because the Company added 5,675 in new consumer deposit accounts. The growth in other service charges, commissions and fees is related to an increased volume of debit card transactions. The increased volume of debit card transactions are related to the bank wide new consumer checking account initiative started in 2005 and the additional new checking accounts opened in 2006.

Noninterest Expenses

Noninterest expenses increased $1.6 million, or 6.77%, in 2006 over 2005 after increasing $2.4 million, or 11.40%, in 2005 over 2004. One cause of the increase was salaries and employee benefits which increased by $814 thousand, or 5.66%. The increase in the salaries and employee benefits category occurred because staffing levels increased by 14 full-time-equivalent positions in 2006.

Another category of noninterest expense that increased substantially was occupancy expense. This was caused by experiencing one full year of expenses for the Company’s three newest branches.

Balance Sheet Review

At December 31, 2006, the Company had total assets of $847.5 million, an increase of 14.53% from $740.0 million at December 31, 2005. Net loans as of December 31, 2006 were $578.8 million, an increase of 18.06% from $490.2 million at December 31, 2005. The Company realized significant growth in the real estate category of loans. Note 4 of the consolidated financial statements details the loan balance by category for the past two years.

Total investment securities at December 31, 2006 were $188.2 million, a decrease of 3.99% from $196.1 million on December 31, 2005. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements. The reduction in investment securities helped fund the current growth in the loan portfolio.

At December 31, 2006, total deposits increased to $588.4 million, an increase of 9.63% from $536.7 million on December 31, 2005. Noninterest-bearing deposits decreased $2.0 million, or 2.06% at year-end 2006 over 2005. Savings and interest-bearing deposits increased $5.4 million, or 2.78% in 2006 over 2005. Time deposits increased $48.3 million, or 19.93% in 2006 from 2005. Several new time deposit products were introduced in 2006 that offered a choice of higher rates or special features. Management’s goal for 2007 is to reverse the downward trend of noninterest-bearing deposits as these funds provide a low cost source of funds for our lending divisions.

FHLB advances increased to $125.0 million at December 31, 2006, an increase of 56.25% from $80.0 million on December 31, 2005. FHLB advances were used to fund the majority of the Company’s loan growth.

Investment Portfolio

The following table sets forth a summary of the investment portfolio:

TABLE IV

INVESTMENT PORTFOLIO

As of December 31,	2006	2005	2004
	(in thousands)

Available-for-sale securities, at fair value:
United States Treasury securities	$981	$985	$992
Obligations of U.S. Government agencies	146,086	150,392	155,187
Obligations of state and political subdivisions	29,615	35,583	40,441
Money market investments	721	686	662
Federal Home Loan Bank stock—restricted	7,094	4,963	3,757
Federal Reserve Bank stock—restricted	169	169	169
Other marketable equity securities	140	165	172

	$184,806	$192,943	$201,380

Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$2,700	$2,300	$8,509
Obligations of state and political subdivisions	732	823	915

	$3,432	$3,123	$9,424

Total	$188,238	$196,066	$210,804

The following table summarizes the contractual maturity of the investment portfolio and their weighted average yields as of December 31, 2006:

	1 year or less	1-5 years	5-10 years	Over 10 years	Total
United States Treasury securities	$981	$—	$—	$—	$981
Weighted average yield	5.02%	—	—	—	5.02%

Obligations of U.S. Government agencies	$93,353	$55,433	$—	$—	$148,786
Weighted average yield	3.17%	3.33%	—	—	3.23%

Obligations of state and political subdivisions	$6,083	$17,646	$6,618	$—	$30,347
Weighted average yield	5.07%	4.57%	4.62%	—	4.68%

Money market investments	$721	$—	$—	$—	$721
Weighted average yield	4.61%	—	—	—	4.61%

Federal Home Loan Bank stock—restricted	$—	$—	$—	$7,094	$7,094
Weighted average yield	—	—	—	5.02%	5.02%

Federal Reserve Bank stock—restricted	$—	$—	$—	$169	$169
Weighted average yield	—	—	—	6.00%	6.00%

Other marketable equity securities	$—	$—	$—	$140	$140
Weighted average yield	—	—	—	23.89%	23.89%

Total securities	$101,138	$73,079	$6,618	$7,403	$188,238
Weighted average yield	3.31%	3.63%	4.62%	5.40%	3.56%

Yields are calculated on a fully tax equivalent basis using a 34% rate.

Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 2002 through 2006:

TABLE V

LOAN PORTFOLIO

As of December 31,	2006	2005	2004	2003	2002
	(in thousands)

Commercial and other	$67,697	$63,224	$56,231	$53,711	$52,183
Real estate construction	81,227	36,517	44,228	32,844	29,822
Real estate mortgage	367,808	325,677	263,096	241,868	204,946
Tax exempt	3,191	2,376	2,568	2,844	2,966
Installment loans to individuals	63,670	66,903	67,130	73,844	88,044

Total	$583,593	$494,697	$433,253	$405,111	$377,961

Based on Standard Industry Code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

The maturity distribution and rate sensitivity of certain categories of the Bank’s loan portfolio at December 31, 2006 is presented below:

TABLE VI

MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2006	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)

Commercial and other	$30,498	$32,599	$4,600	$67,697
Real estate construction	64,865	12,482	3,880	81,227

Total	$95,363	$45,081	$8,480	$148,924

Loans due after 1 year with:
Fixed interest rate	$—	$40,965	$8,480	$49,445
Variable interest rate	$—	$4,116	$—	$4,116

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 2002 through 2006.

TABLE VII

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

As of December 31,	2006	2005	2004	2003	2002
	(in thousands)

Nonaccrual loans	$458	$308	$402	$243	$314

Loans past due 90 days or more and accruing interest	826	935	1,122	736	608

Restructured loans	—	—	1,806	—	—

Interest income that would have been recorded under original loan terms	38	66	42	34	49

Interest income recorded for the period	24	35	35	12	16

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 2006 such problem loans, not included in Table VII, amounted to approximately $5.1 million.

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

The following table shows an analysis of the Allowance for Loan Losses for the years 2002 through 2006.

TABLE VIII

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2006	2005	2004	2003	2002
	(in thousands)

Balance at the beginning of period	$4,448	$4,303	$4,832	$4,565	$3,894

Charge-offs:
Commercial, financial and agricultural	223	76	468	149	545
Real estate construction	—	—	4	—	8
Real estate mortgage	69	108	327	244	98
Consumer loans	558	584	702	802	761
Other loans	345	507	229	—	—

Total charge-offs	1,195	1,275	1,730	1,195	1,412

Recoveries:
Commercial, financial and agricultural	49	21	29	219	90
Real estate mortgage	6	9	36	6	5
Consumer loans	138	230	220	237	288
Other loans	138	110	66	—	—

Total recoveries	331	370	351	462	383

Net charge-offs	864	905	1,379	733	1,029

Additions charged to operations	1,200	1,050	850	1,000	1,700

Balance at end of period	$4,784	$4,448	$4,303	$4,832	$4,565

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$583,593	$494,697	$433,253	$405,111	$377,961
Average balance	$543,136	$450,053	$418,781	$387,137	$362,228

Net charge-offs to average total loans	0.16%	0.20%	0.32%	0.19%	0.28%
Provision for loan losses to average total loans	0.22%	0.23%	0.20%	0.26%	0.47%
Provision for loan losses to net charge-offs	138.89%	116.02%	61.64%	136.43%	165.21%
Allowance for loan losses to period end loans	0.82%	0.90%	0.99%	1.19%	1.21%
Earnings to loan loss coverage*	12.54	12.10	9.17	15.55	8.89

*	Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses (“ALL”) allocated to each category at December 31 for the years 2002 through 2006. Although the ALL is allocated into these categories, the entire ALL is available to cover loan losses in any category. For example, if real estate construction loans experienced losses of $64 thousand, the ALL could handle these losses even though only $55 thousand is allocated to that category.

TABLE IX

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2006		2005		2004		2003		2002
	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans
	(in thousands)

Commercial and other	1,668	12.2%	1,426	13.3%	1,207	13.6%	1,032	14.0%	781	14.6%
Real Estate Construction	55	13.9%	31	7.4%	18	10.2%	106	8.1%	149	7.9%
Real Estate Mortgage	2,398	63.0%	2,224	65.8%	1,957	60.7%	743	59.7%	1,362	54.2%
Consumer	663	10.9%	767	13.5%	1,014	15.5%	777	18.2%	1,135	23.3%
Unallocated	N/A	N/A	N/A	N/A	107	N/A	2,174	N/A	1,138	N/A

Total	$4,784	100.0%	$4,448	100.0%	$4,303	100.0%	$4,832	100.0%	$4,565	100.0%

Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 2006, 2005 and 2004.

TABLE X

DEPOSITS

Years ended December 31,	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)

Interest-bearing transaction accounts	$9,210	0.26%	$8,360	0.26%	$9,654	0.26%
Money market deposit accounts	150,950	1.37%	144,655	0.83%	138,776	0.58%
Savings accounts	40,612	0.50%	42,559	0.50%	41,937	0.50%
Time deposits, $100,000 or more	106,227	3.83%	79,321	2.98%	68,434	2.24%
Other time deposits	157,133	4.41%	141,526	3.26%	139,771	2.89%

Total interest-bearing deposits	464,132	2.86%	416,421	2.02%	398,572	1.66%
Demand deposits	98,622		102,722		112,043

Total deposits	$562,754		$519,143		$510,615

The following table shows time deposits in amounts of $100,000 or more as of December 31, 2006, 2005, and 2004 by time remaining until maturity.

TABLE XI

TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2006	2005	2004
	(in thousands)

Maturing in:
3 months or less	$34,561	$23,647	$22,821
3 through 6 months	19,826	10,537	6,235
6 through 12 months	26,779	16,438	8,743
greater than 12 months	26,523	30,000	27,785

	$107,689	$80,622	$65,583

Return on Equity and Assets

The return on average stockholders’ equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2006	2005	2004
Return on average assets	0.88%	1.03%	1.28%
Return on average equity	9.68%	10.31%	12.91%
Dividend pay-out ratio	39.76%	36.47%	28.92%
Average equity to average assets	9.13%	9.98%	9.92%

Capital Resources

Total stockholders’ equity as of December 31, 2006 was $74.7 million, up 5.08% from $71.1 million on December 31, 2005. The Company’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios for 2006, 2005 and 2004. As shown below, these ratios were all well above the regulatory minimum levels.

	2006 Regulatory Minimums	2006	2005	2004
Tier 1	4.00%	12.41%	13.79%	14.45%
Total Capital	8.00%	13.18%	14.62%	15.35%
Tier 1 Leverage	3.00%	9.19%	9.98%	9.95%

Year-end book value was $18.70 in 2006 and $17.70 in 2005. Cash dividends were $2.8 million, or $0.70 per share in 2006 and $2.7 million, or $0.66 per share in 2005. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices for each quarter of 2006 and 2005. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF” and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,269 stockholders of the Company as of December 31, 2006. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the dividends paid and high and low market prices on Old Point Financial Corporation common stock for 2006 and 2005.

	2006			2005
		Market Price			Market Price
	Dividend	High	Low	Dividend	High	Low
1st Quarter	$0.17	$29.50	$27.70	$0.16	$34.78	$29.60
2nd Quarter	$0.17	$30.00	$28.02	$0.16	$32.77	$29.25
3rd Quarter	$0.18	$29.46	$27.01	$0.17	$31.00	$29.32
4th Quarter	$0.18	$29.75	$28.21	$0.17	$30.90	$27.56

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the FHLB. As of December 31, 2006, the Company had $128 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2006, the Company had $40 million available in federal funds to handle any short-term borrowing needs.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use for liquidity at December 31, 2006 and December 31, 2005. Dividing the total sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

(in thousands)

	December 31, 2006			December 31, 2005
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$40,000	—	$40,000	$40,000	—	$40,000
Federal Home Loan Bank advances	252,552	125,000	$127,552	220,394	80,000	$140,397
Federal funds sold			18,213			2,004
Securities, available for sale and unpledged at fair value			53,470			62,777

Total short-term funding sources			$239,235			$245,178

Uses:
Unfunded loan commitments and lending lines of credit			39,933			45,074
Letters of credit			1,617			1,816
Commitments to purchase assets			1,148			4,631
Anticipated decline in borrowed funds (Demand Note)			356			1,710

Total potential short-term funding uses			$43,054			$53,231

Ratio of short-term funding sources to potential uses			555.7%			460.6%

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

Off-Balance Sheet Lending Related Commitments

The Company had $113.2 million in consumer and commercial commitments at December 31, 2006. The Company also had $5.3 million at December 31, 2006 in letters of credit that the Bank will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

The Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 13 to the consolidated financial statements.

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2006:

Payments due by period

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 Years
Contractual Obligations
Short-Term Debt Obligations	$57,053	$57,053	—	—	—
Long-Term Debt Obligations	$125,000	$25,000	$30,000	$20,000	$50,000
Operating Lease Obligations	$987	$374	$592	$21	—
Commitment to purchase assets	$1,148	$1,148	—	—	—
Total contractual cash obligations excluding deposits	$184,188	$83,575	$30,592	$20,021	$50,000
Deposits	$588,414	$487,192	$82,102	$19,120	—
Total	$772,602	$570,767	$112,694	$39,141	$50,000

Short-term debt obligations include federal funds purchased, securities sold under agreement to repurchase and Demand Note U.S. Treasury. As of December 31, 2006, the long-term debt obligations of FHLB advances increased to $125 million as compared to $80 million as of December 31, 2005.

As of December 31, 2006, there are no other material changes in the Company’s contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Short-Term Borrowings

Short-term borrowings consist of the following at December 31, 2006, 2005 and 2004:

TABLE XII

SHORT-TERM BORROWINGS

	2006		2005		2004
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)

Balance at December 31,

Securities sold under agreements to repurchase	$56,696	3.99%	$48,911	2.96%	$45,768	1.02%
U.S. treasury demand notes and other borrowed money	357	5.00%	1,711	4.00%	3,160	2.00%

Total	$57,053		$50,622		$48,928

Average daily balance at December 31,
Federal funds purchased	$2,863	4.96%	$2,862	3.26%	$1,269	1.82%
Securities sold under agreements to repurchase	47,682	3.66%	47,196	2.27%	32,914	1.04%
U.S. treasury demand notes and other borrowed money	622	4.71%	1,076	2.73%	1,667	1.15%

Total	$51,167	3.74%	$51,134	2.27%	$35,850	1.03%

Maximum month-end outstanding balance:
Federal funds purchased	$11,100		$7,500		$—
Securities sold under agreements to repurchase	$56,696		$55,495		$46,067
U.S. treasury demand notes and other borrowed money	$1,256		$5,213		$5,316

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 18 through 20 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Stockholders and Board of Directors

Old Point Financial Corporation

Hampton, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. We also have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Old Point Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old Point Financial Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Old Point Financial Corporation and subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Old Point Financial Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Old Point Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 12 to the consolidated financial statements, on December 31, 2006, Old Point Financial Corporation changed its method of accounting for its pension plan to adopt FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Winchester, Virginia

March 8, 2007

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2006	2005
	(in thousands)

Assets
Cash and due from banks	$18,571	$13,602
Federal funds sold	18,213	2,004

Cash and cash equivalents	36,784	15,606
Securities available-for-sale, at fair value	184,806	192,943
Securities held-to-maturity (fair value approximates $3,454 and $ 3,141)	3,432	3,123
Loans, net of allowance for loan losses of $4,784 and $ 4,448	578,809	490,249
Premises and equipment, net	26,410	21,277
Bank owned life insurance	10,608	9,458
Other assets	6,672	7,337

	$847,521	$739,993

Liabilities & Stockholders’ Equity
Deposits:
Noninterest-bearing deposits	$96,653	$98,686
Savings and interest-bearing demand deposits	201,273	195,833
Time deposits	290,488	242,225

Total deposits	588,414	536,744
Federal funds purchased, repurchase agreements and other borrowings	57,053	50,622
Federal Home Loan Bank advances	125,000	80,000
Accrued expenses and other liabilities	2,389	1,571

Total liabilities	772,856	668,937

Commitments and contingencies

Stockholders’ Equity:
Common stock, $5 par value, 10,000,000 shares authorized; 3,992,155 and 4,013,553 shares issued	19,961	20,068
Additional paid-in capital	14,719	14,320
Retained earnings	42,245	39,074
Accumulated other comprehensive income (loss)	(2,260)	(2,406)

Total stockholders’ equity	74,665	71,056

	$847,521	$739,993

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Interest and Dividend Income:
Interest and fees on loans	$37,440	$28,975	$26,290
Interest on federal funds sold	467	270	173
Interest on securities:
Taxable	5,118	5,311	5,152
Tax-exempt	1,445	1,705	1,889
Dividends and interest on all other securities	415	226	135

Total interest and dividend income	44,885	36,487	33,639

Interest Expense:
Interest on savings and interest-bearing demand deposits	2,290	1,431	1,032
Interest on time deposits	11,003	6,987	5,582
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	1,913	1,160	371
Interest on Federal Home Loan Bank advances	5,070	2,743	2,263

Total interest expense	20,276	12,321	9,248

Net interest income	24,609	24,166	24,391
Provision for loan losses	1,200	1,050	850

Net interest income, after provision for loan losses	23,409	23,116	23,541

Noninterest Income:
Income from fiduciary activities	2,669	2,705	2,530
Service charges on deposit accounts	5,445	4,852	4,348
Other service charges, commissions and fees	2,197	1,779	1,523
Income from bank owned life insurance	547	497	458
Net gains on available-for-sale securities	9	10	215
Other operating income	539	522	346

Total noninterest income	11,406	10,365	9,420

Noninterest Expense:
Salaries and employee benefits	15,192	14,378	13,201
Occupancy and equipment	3,514	3,190	2,985
Supplies	525	491	427
Postage and courier	516	489	443
Service fees	706	698	615
Data processing	738	612	591
Advertising	775	748	342
Customer development	684	547	404
Employee professional development	591	546	470
Other	1,940	1,886	1,694

Total noninterest expenses	25,181	23,585	21,172

Income before income taxes	9,634	9,896	11,789
Income tax expenses	2,610	2,628	3,209

Net income	$7,024	$7,268	$8,580

Basic Earnings per Share
Average shares outstanding (in thousands)	3,992	4,016	3,997
Net income per share of common stock	$1.76	$1.81	$2.15

Diluted Earnings per Share
Average shares outstanding (in thousands)	4,049	4,093	4,086
Net income per share of common stock	$1.73	$1.78	$2.10

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2006, 2005 and 2004

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)

Balance at December 31, 2003	3,976,019	$19,880	$12,433	$30,246	$740	$63,299
Comprehensive income:
Net income		—	—	8,580	—	8,580
Unrealized holding losses arising during the period (net of tax, $664)					(1,287)	(1,287)
Reclassification adjustment, (net of tax, $73)					(142)	(142)
Minimum pension liability adjustment (net of tax $454)		—	—	—	882	882

Total comprehensive income (loss)		—	—	8,580	(547)	8,033
Sale of common stock	53,374	267	1,563	(1,154)	—	676
Repurchase and retirement of common stock	(15,749)	(79)		(387)		(466)
Nonqualified stock options			78			78
Cash dividends ($.62 per share)		—	—	(2,481)	—	(2,481)

Balance at December 31, 2004	4,013,644	$20,068	14,074	$34,804	$193	$69,139

Comprehensive income:
Net income		—	—	7,268	—	7,268
Unrealized holding losses arising during the period (net of tax, $1,335)					(2,592)	(2,592)
Reclassification adjustment, (net of tax, $3)		—	—	—	(7)	(7)

Total comprehensive income (loss)		—	—	7,268	(2,599)	4,669
Sale of common stock	7,046	35	237	(172)	—	100
Repurchase and retirement of common stock	(7,137)	(35)	—	(175)		(210)
Nonqualified stock options			9			9
Cash dividends ($.66 per share)		—	—	(2,651)	—	(2,651)

Balance at December 31, 2005	4,013,553	$20,068	$14,320	$39,074	$(2,406)	$71,056

Comprehensive income:
Net income		—	—	7,024	—	7,024
Unrealized holding gains arising during the period (net of tax, $404)					785	785
Reclassification adjustment, (net of tax, $3)		—	—	—	(6)	(6)

Total comprehensive income		—	—	7,024	779	7,803
Adjustment to initially apply FASB Statement No. 158 (net of tax, $326) (in regards to pension plan)					(633)	(633)
Sale of common stock	12,215	61	358	(260)	—	159
Repurchase and retirement of common stock	(33,613)	(168)	—	(800)		(968)
Nonqualified stock options			41			41
Cash dividends ($.70 per share)		—	—	(2,793)	—	(2,793)

Balance at December 31, 2006	3,992,155	$19,961	$14,719	$42,245	$(2,260)	$74,665

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,024	$7,268	$8,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,589	1,397	1,270
Provision for loan losses	1,200	1,050	850
Net gain on sale of available-for-sale securities	—	—	(172)
Net gain on call of available-for-sale securities	(9)	(10)	(43)
Net amortization (accretion) of securities	(54)	(7)	31
Loss on disposal of equipment	5	8	9
Loss on sale of other real estate owned	—	—	6
Deferred tax expense (benefit)	(36)	51	401
Increase in other assets	(850)	(1,102)	(1,244)
Increase (decrease) in other liabilities	184	523	(447)

Net cash provided by operating activities	9,053	9,178	9,241

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(6,977)	(5,153)	(119,056)
Purchases of held-to-maturity securities	(1,200)	(700)	(400)
Proceeds from maturities and calls of securities	14,387	11,871	74,706
Proceeds from sales of available-for-sale securities	2,860	4,799	17,213
Loans made to customers	(300,785)	(187,795)	(147,355)
Principal payments received on loans	211,026	125,447	117,833
Purchases of premises and equipment	(6,727)	(4,140)	(5,659)
Proceeds from sales of other real estate owned	—	—	42

Net cash used in investing activities	(87,416)	(55,671)	(62,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in noninterest-bearing deposits	(2,033)	(2,841)	(12,574)
Increase (decrease) in savings deposits	5,440	(4,652)	20,185
Proceeds from the sale of time deposits	191,905	163,346	124,236
Payments for maturing time deposits	(143,641)	(131,269)	(110,109)
Increase in federal funds purchased and repurchase agreements	7,785	3,143	7,761
Increase in Federal Home Loan Bank advances	45,000	25,000	5,000
Increase (decrease) in interest-bearing demand notes and other borrowed money	(1,354)	(1,449)	1,349
Proceeds from issuance of common stock	159	100	676
Repurchase and retirement of common stock	(968)	(210)	(466)
Effect of nonqualified stock options	41	9	78
Cash dividends paid on common stock	(2,793)	(2,651)	(2,481)

Net cash provided by financing activities	99,541	48,526	33,655

Net increase (decrease) in cash and cash equivalents	21,178	2,033	(19,780)
Cash and cash equivalents at beginning of period	15,606	13,573	33,353

Cash and cash equivalents at end of period	$36,784	$15,606	$13,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$19,463	$11,785	$9,185
Income taxes	2,625	2,550	2,775

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

Unrealized gain (loss) on investment securities	$1,180	$(3,937)	$(2,166)

Change in pension liability	$959	$—	$1,336

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

NATURE OF OPERATIONS:

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust and Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads. As of December 31, 2006, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, trust accounts, tax services and investment management services.

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

INVESTMENT SECURITIES:

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in two categories and accounted for as follows:

•

Held-to-maturity—Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

•

Available-for-sale—Debt and equity securities not classified as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value, with unrealized gains and losses reported as a component of comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

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

PENSION PLAN:

The Company has a non-contributory defined benefit pension plan. Effective September 30, 2006, the Company took action to freeze the Plan. Benefits for participants will remain frozen in the plan until such time as further action occurs. No additional participants will be added to the plan.

Although the plan is frozen, contributions to the plan will continue using the Company’s policy to fund the maximum amount of contributions allowed for tax purposes. The Company accrues an amount equal to its actuarially computed obligation under the plan.

The actuarial valuation was performed using the initial frozen liability method. Under this method, the Company’s contribution equals the sum of the amount necessary to amortize the frozen initial liability (past service base) over a period of years and the normal cost of the plan.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

Pro forma disclosure under SFAS No. 123

	Years Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net income:
As reported	$7,268	$8,580
Fair value-based expense, net of tax	(349)	(225)

Pro forma	$6,919	$8,355

Basic earnings per share:
As reported	$1.81	$2.15
Pro forma	$1.72	$2.09
Diluted earnings per share:
As reported	$1.78	$2.10
Pro forma	$1.69	$2.04

The pro forma disclosures include the effects of all unexpired awards.

The Company did not issue any stock options in 2005. However, options issued in 2004 became fully vested in 2005.

For purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions for the grants in 2004, dividend yield of 2.07%, expected volatility of 31.60%, risk-free interest rate of 4.73%, and an expected option life of ten years. The fair value of each option granted in 2004 was $11.28.

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Net Income applicable to common stock	$7,024	$7,268	$8,580

Average number of common shares outstanding	3,992	4,016	3,997
Effect of dilutive options	57	77	89

Average number of common shares outstanding used to calculate diluted earnings per common share	4,049	4,093	4,086

There were 69,600 anti-dilutive shares in 2006, 73,100 in 2005 and none in 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB 108 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The implementation of SFAS 158 had an after tax effect to Accumulated Other Comprehensive Income (Loss) of $633 thousand.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 2006 and 2005, the aggregate amount of daily average required reserves, net of vault cash, was approximately $350 thousand and $2.6 million.

The Company has approximately $13.2 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2006.

NOTE 3, Securities Portfolio

At December 31, 2006, the securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, and securities available-for-sale are carried at fair value.

The amortized cost and fair value of securities held-to-maturity at December 31, 2006 and 2005, were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2006
Obligations of U. S. Government agencies	$2,700	$—	$(24)	$2,676
Obligations of state and political subdivisions	732	46	—	778

	$3,432	$46	$(24)	$3,454

December 31, 2005
Obligations of U. S. Government agencies	$2,300	$—	$(41)	$2,259
Obligations of state and political subdivisions	823	59	—	882

	$3,123	$59	$(41)	$3,141

The amortized cost and fair values of securities available-for-sale at December 31, 2006 and December 31, 2005 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2006
United States Treasury securities	$981	$—	$—	$981
Obligations of U. S. Government agencies	148,981	—	(2,895)	146,086
Obligations of state and political subdivisions	29,157	458	—	29,615
Money market investments	721	—	—	721
Federal Home Loan Bank stock—restricted	7,094	—	—	7,094
Federal Reserve Bank stock—restricted	169	—	—	169
Other marketable equity securities	168	—	(28)	140

Total	$187,271	$458	$(2,923)	$184,806

December 31, 2005
United States Treasury securities	$984	$1	$—	$985
Obligations of U. S. Government agencies	154,761	1	(4,370)	150,392
Obligations of state and political subdivisions	34,832	763	(12)	35,583
Money market investments	686	—	—	686
Federal Home Loan Bank stock—restricted	4,963	—	—	4,963
Federal Reserve Bank stock—restricted	169	—	—	169
Other marketable equity securities	193	—	(28)	165

Total	$196,588	$765	$(4,410)	$192,943

Securities with an amortized cost of $125.5 million and $125.7 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law. The FHLB stock and the FRB stock are stated at cost as these are restricted securities without readily determinable fair values.

The amortized cost and fair value of securities at December 31, 2006 by contractual maturity are shown below.

	December 31, 2006
	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$100,202	$99,017	$1,400	$1,390
Due after one year through five years	73,131	71,779	1,300	1,286
Due after five years through ten years	5,786	5,886	732	778
Due after ten years	—	—	—	—

Total debt securities	179,119	176,682	3,432	3,454
Other securities without stated maturities	8,152	8,124	—	—

Total securities	$187,271	$184,806	$3,432	$3,454

The proceeds from the sale of available-for-sale (AFS) securities, and the related realized gains and losses are shown below:

	2006	2005	2004
	(in thousands)
Proceeds from sales of AFS investments	$2,860	$4,799	$17,213

Gross realized gains	$—	$—	$220

Gross realized losses	$—	$—	$48

The tax provision applicable to the net gain in 2004 amounted to $58 thousand.

Information pertaining to securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Year Ended December 31, 2006
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$—	$—	$2,895	$146,087	$2,895	$146,087

Total debt securities	—	—	2,895	146,087	2,895	146,087
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$—	$—	$2,923	$146,109	$2,923	$146,109

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$1	$499	$23	$1,677	$24	$2,176

Total securities held-to-maturity	$1	$499	$23	$1,677	$24	$2,176

Total	$1	$499	$2,946	$147,786	$2,947	$148,285

	Year Ended December 31, 2005
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$96	$5,903	$4,274	$142,689	$4,370	$148,592
Obligations of state and political subdivisions	12	253	—	—	12	253

Total debt securities	108	6,156	4,274	142,689	4,382	148,845
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$108	$6,156	$4,302	$142,711	$4,410	$148,867

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$14	$1,086	$27	$1,173	$41	$2,259

Total securities held-to-maturity	$14	$1,086	$27	$1,173	$41	$2,259

Total	$122	$7,242	$4,329	$143,884	$4,451	$151,126

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

At December 31, 2006, 95 debt securities had unrealized losses with aggregate depreciation of 1.5% from the Company’s amortized cost basis. At December 31, 2005, 97 debt securities had unrealized losses with aggregate depreciation of 2.3% from the Company’s amortized cost basis. These unrealized losses relate principally to U.S. Government Agency Securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The unrealized losses are a result of interest rates and not credit issues. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 4, Loans

A summary of the balances of loans follows:

	2006	2005
	(in thousands)
Commercial and other loans	$67,697	$63,224
Real estate loans:
Construction	81,227	36,517
Farmland	220	168
Equity lines of credit	26,809	21,765
1-4 family residential	120,915	101,328
Multifamily residential	5,898	8,526
Nonfarm nonresidential	213,606	193,744
Installment loans to individuals	63,670	66,903
Tax-exempt loans	3,191	2,376

Total loans	583,233	494,551
Less: Allowance for loan losses	(4,784)	(4,448)
Net deferred loan costs	360	146

Loans, net	$578,809	$490,249

At December 31, 2006 and 2005, there were $300.7 million and $238.8 million, or 51.6% and 48.3%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by 5+ family residential properties and loans secured by non-farm, non-residential properties. At December 31, 2006 and 2005, construction loans represented 13.9% and 7.4% of total loans, loans secured by 5+ family residential properties represented 1.0% and .02%, and loans secured by non-farm, non-residential properties represented 36.6% and 39.2%, respectively. Construction loans at December 31, 2006 and 2005 included $27.6 million and $12.4 million in loans to commercial builders of single family housing in the Hampton Roads market, representing 4.7% and 2.5% of total loans, respectively.

At December 31, 2006, 2005 and 2004 impaired loans amounted to $3.1 million, $2.9 million and $2.1 million, respectively. Included in the allowance for loan losses was $485 thousand related to $3.1 million of impaired loans at December 31, 2006, $467 thousand related to $2.9 million of impaired loans at December 31, 2005, and $747 thousand related to $2.1 million of impaired loans at December 31, 2004. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in impaired loans was $2.8 million, $2.5 million and $3.1 million, respectively; and $196 thousand, $153 thousand and $194 thousand, respectively, of interest income was recognized on loans while they were impaired.

Information concerning loans which are contractually past due or in non-accrual status as of December 31, is as follows:

	2006	2005
	(in thousands)
Contractually past due loans—past due 90 days or more and still accruing interest	$826	$935

Loans which are in non-accrual status	$458	$308

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans of these persons totaled $3.7 million and $3.8 million at December 31, 2006 and 2005, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders’ equity at December 31, 2006. Changes to the outstanding loan balances are as follows:

	2006	2005
	(in thousands)
Balance, beginning of year	$3,819	$4,205

Additions	1,980	258
Reductions	(2,124)	(644)

Balance, end of year	$3,675	$3,819

NOTE 5, Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2006	2005	2004
	(in thousands)
Balance, beginning of year	$4,448	$4,303	$4,832
Recoveries	331	370	351
Provision for loan losses	1,200	1,050	850
Loans charged off	(1,195)	(1,275)	(1,730)

Balance, end of year	$4,784	$4,448	$4,303

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

	2006	2005
	(in thousands)
Land	$7,711	$4,772
Buildings	20,188	17,542
Leasehold improvements	964	983
Furniture, fixtures and equipment	12,527	12,018

	41,390	35,315
Less accumulated depreciation and amortization	14,980	14,038

	$26,410	$21,277

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $1.6 million, $1.4 million and $1.3 million, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $107.7 million and $80.6 million respectively.

At December 31, 2006, the scheduled maturities of time deposits (in thousands) are as follows:

2007	$185,648
2008	54,363
2009	31,358
2010	12,276
2011	6,843

$290,488

NOTE 8, Federal Home Loan Bank Advances and Other Borrowings

The Bank’s short-term borrowings include federal funds purchased, securities sold under agreement to repurchase (including $248 thousand and $2.3 million to directors of the Company in 2006 and 2005, respectively) and United States Treasury Demand Notes. Securities sold under agreements to repurchase, which are classified as secured borrowings generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The United States Treasury Demand Notes are subject to call by the United States Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.

The Bank’s fixed-rate, long-term debt of $125 million at December 31, 2006 matures through 2016. At December 31, 2006 and 2005, the interest rates ranged from 3.33% to 6.49% and from 2.35% to 6.49%, respectively. At December 31, 2006 and 2005, the weighted average interest rate was 4.83% and 4.50%, respectively.

The contractual maturities of long-term debt are as follows:

	December 31,
	2006			2005
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(in thousands)
Due in 2006	—	—	—	—	15,000	15,000
Due in 2007	10,000	15,000	25,000	10,000	—	10,000
Due in 2008	10,000	—	10,000	10,000	—	10,000
Due in 2009	5,000	—	5,000	5,000	—	5,000
Due in 2010	15,000	—	15,000	15,000	10,000	25,000
Due in 2012	5,000	—	5,000	10,000	—	10,000
Due in 2013	10,000	5,000	15,000	5,000	—	5,000
Due in 2016	50,000	—	50,000	—	—	—

Total long-term debt	$105,000	$20,000	$125,000	$55,000	$25,000	$80,000

NOTE 9, Employee Benefit Plans

Stock Option Plans

The Company has stock option plans which have 405,565 shares of common stock reserved for grants to key employees and directors. Currently, 243,747 shares of common stock from these plans are outstanding at December 31, 2006. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and an option’s maximum term is ten years.

Stock option plan activity for the year ended December 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	265,387	$22.09
Granted	—	—
Exercised	(15,140)	16.01
Canceled or expired	(6,500)	28.92

Options outstanding, December 31	243,747	22.28	4.28	$1,588,221
Options exercisable, December 31	243,747	$22.28	4.28	$1,588,221

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock.

The total proceeds of the in-the-money options exercised during the year ended December 31, 2006 was $434 thousand.

As of December 31, 2006, there was no unrecognized compensation expense because all outstanding options were vested.

Information pertaining to options (in thousands) outstanding at December 31, 2006 is as follows:

Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding & Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$13.83	14,196	0.4	13.83
$27.91	61,965	1.5	27.91
$12.27	38,370	3.7	12.27
$16.13	59,616	4.6	16.13
$29.79	69,600	7.6	29.79

$12.27 - $29.79	243,747	4.3	$22.28

401(k) Plan

The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50% of the first 6% of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee over a six-year period. The Company may make profit sharing contributions to the Plan as determined by the Board of Directors. Contributions vest to the employee over a seven-year period. For the years ended December 31, 2006, 2005 and 2004, expense attributable to the Plan amounted to $421 thousand, $474 thousand and $433 thousand, respectively.

NOTE 10, Income Taxes

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,626	$1,512
Interest on non-accrual loans	15	30
Foreclosed assets	64	64
Pension—adjustment to apply FASB 158	326	—
Net unrealized loss on securities available-for-sale	838	1,239

	$2,869	$2,845

Deferred tax liabilities:
Depreciation	$(450)	$(443)
Accretion of discounts on securities	(19)	(16)
Deferred loan fees and costs	(371)	(272)
Pension	(374)	(420)

	(1,214)	(1,151)

Net deferred tax assets	$1,655	$1,694

The components of income tax expense are as follows:

	2006	2005	2004
	(in thousands)

Current tax expense	$2,646	$2,577	$2,808
Deferred tax expense	(36)	51	401

Reported tax expense	$2,610	$2,628	$3,209

A reconciliation of the “expected” Federal income tax expense on income before income taxes with the reported income tax expense follows:

	2006	2005	2004
	(in thousands)

Expected tax expense (34%)	$3,276	$3,365	$4,008
Interest expense on tax-exempt assets	58	45	39
Tax-exempt interest	(544)	(623)	(689)
Officer’s life	(187)	(170)	(156)
Other, net	7	11	7

Reported tax expense	$2,610	$2,628	$3,209

The effective tax rate for 2006, 2005 and 2004 is 27.1%, 26.6% and 27.2%, respectively.

NOTE 11, Lease Commitments

The Bank has noncancellable leases on premises and equipment expiring at various dates, not including extensions to the year 2011. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2006, under noncancellable leases is $987 thousand which is due as follows:

Year	(in thousands)
2007	374
2008	243
2009	212
2010	136
2011	22

Total	$987

The aggregate rental expense of premises and equipment was $360 thousand, $342 thousand and $322 thousand for 2006, 2005 and 2004, respectively.

NOTE 12, Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006, therefore no additional participants will be added to the plan.

The Company adopted the recognition provisions of FAS 158 in its December 31, 2006 financial statements. The following table illustrates the effect of these provisions:

Incremental Effect of Applying FASB Statement No. 158

on Individual Line Items in the Statement of Financial Position

December 31, 2006

(in thousands)

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Prepaid pension	$1,099	$(959)	$140
Deferred income taxes	1,329	326	1,655
Total Assets	848,154	(633)	847,521
Accumulated other comprehensive income (loss)	(1,627)	(633)	(2,260)
Total stockholders’ equity	75,298	(633)	74,665

Information pertaining to the activity in the plan, using a measurement date of September 30, is as follows:

	Years ended December 31
	2006	2005
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$6,639	$5,572
Service cost	504	425
Interest cost	335	320
Benefits paid	(462)	(112)
Loss due to change in discount rate	(499)	671
Actuarial change	362	(237)
Plan amendment	(1,559)	—

Benefit obligation at end of year	$5,320	$6,639

Change in plan assets
Fair value of plan assets at beginning of year	$5,059	$4,251
Expected return on plan assets	384	321
Employer contribution	500	750
Benefits paid	(462)	(112)
Loss for year	(21)	(151)

Fair value of plan assets at end of year	$5,460	$5,059

Funded Status at end of year	$140	$(1,580)

Unrecognized prior service cost	N/A	3
Unrecognized transition obligation	N/A	—
Unrecognized actuarial gain	N/A	2,814

Prepaid pension cost recognized	N/A	$1,237

Accumulated benefit obligation	$5,320	$4,968

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$633	$—

	2006	2005
Assumptions used to determine the benefit obligations at December 31
Discount rate	5.75%	5.25%
Rate of compensation increase	N/A	4.50%

Amounts recognized in the statement of financial position at December 31	$140	$1,237

Prepaid pension cost	$140	$1,237

	Years ended December 31
	2006	2005	2004
	(in thousands)
Components of net periodic pension cost
Service cost	$504	$425	$383
Interest cost	335	320	310
Actual return on plan assets	(363)	(170)	(29)
Amortization of deferred asset loss	(21)	(151)	(239)
Amortization of prior service cost	4	1	1
Amortization of unrecognized loss	179	152	168

Net periodic pension cost	$638	$577	$594

Components of other amounts recognized in other comprehensive income (OCI)
Net gain	$(1,676)	N/A	N/A
Amortization of loss	(179)	N/A	N/A
Amortization of prior service cost	(4)	N/A	N/A

Total recognized in OCI	$(1,859)	N/A	N/A

Total recognized in net periodic benefit cost and OCI	$(1,221)	N/A	N/A

The estimated net loss and prior service cost for the pension plan that will be amortized from accumulated OCI into net periodic pension cost over the next fiscal year are $34 and $0, respectively.

	Years ended December 31
	2006	2005
Assumptions used to determine net periodic pension cost
Discount rate	5.25%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%
Annual salary increase	4.50%	4.50%

The overall expected long-term rate of return on plan assets was determined based on the current asset allocation and the related volatility of those investments.

	Percentage of Plan Assets
	2006	2005
Weighted average asset allocations at September 30
Cash and cash equivalents	14%	16%
Government agencies	36%	35%
Corporate debt and equity	50%	49%

	100%	100%

The pension invests in large and mid-cap equities and government and corporate bonds, with the following target allocations: equities 55%, fixed income 40% and cash 5%. The pension does not invest in options or derivatives.

Although the plan is frozen, contributions to the plan will continue using the Company’s policy to fund the maximum amount of contributions allowed for tax purposes. The Company accrues an amount equal to its actuarially computed obligation under the plan.

The actuarial valuation was performed using the initial frozen liability method. Under this method, the Company’s contribution equals the sum of the amount necessary to amortize the frozen initial liability (past service base) over a period of years and the normal cost of the plan.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(in thousands)
2007	$630
2008	150
2009	126
2010	322
2011	192
Years 2012 - 2016	1,849

Total	$3,269

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

Off-balance sheet items at December 31 are as follows:

	2006	2005
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$29,737	$22,214
Commercial real estate, construction and development loans committed but not funded	48,078	61,536
Other lines of credit (principally commercial)	35,338	40,684

Total	$113,153	$124,434

Irrevocable letters of credit	$5,392	$6,053

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. The majority of guarantees extends for less than one year and expires in decreasing amounts through 2007, with the exception of one guarantee which extends for 10 years and expires in 2014. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

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

Investment securities

Fair values for securities, excluding FHLB stock, are based on quoted market prices. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

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

Deposit liabilities

The fair value of demand deposits, savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

Commitments to extend credit and irrevocable letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2006 and 2005, the fair value of loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$36,784	$36,784	$15,606	$15,606
Securities available-for-sale	184,806	184,806	192,943	192,943
Securities held-to-maturity	3,432	3,454	3,123	3,141
Loans, net of allowances for loan losses	578,809	566,982	490,249	476,511
Accrued interest receivable	3,720	3,720	3,240	3,240

Financial liabilities:
Deposits	588,414	587,150	536,744	480,832
Federal funds purchased, repurchase agreements and other borrowings	57,053	57,050	50,622	50,618
Federal Home Loan Bank advances	125,000	123,749	80,000	80,664
Accrued interest payable	2,333	2,333	1,531	1,531

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2006:
Total Capital to Risk Weighted Assets:
Consolidated	$81,858	13.18%	$49,686	8.00%	N/A	N/A
Old Point National Bank	74,535	12.03%	49,566	8.00%	61,958	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	77,074	12.41%	24,843	4.00%	N/A	N/A
Old Point National Bank	69,751	11.26%	24,778	4.00%	37,167	6.00%

Tier 1 Capital to Average Assets:
Consolidated	77,074	9.19%	25,160	3.00%	N/A	N/A
Old Point National Bank	69,751	8.37%	25,000	3.00%	41,667	5.00%

December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$77,882	14.62%	$42,617	8.00%	N/A	N/A
Old Point National Bank	71,181	13.40%	42,496	8.00%	53,120	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	73,434	13.79%	21,301	4.00%	N/A	N/A
Old Point National Bank	66,733	12.57%	21,236	4.00%	31,853	6.00%

Tier 1 Capital to Average Assets:
Consolidated	73,434	9.98%	22,074	3.00%	N/A	N/A
Old Point National Bank	66,733	9.13%	21,928	3.00%	36,546	5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can distribute as dividends to the Company in 2007, without approval of the Comptroller, $14.9 million plus an additional amount equal to the Bank’s retained net profits for 2007 up to the date of any dividend declaration.

Note 16, Quarterly Data (Unaudited)

	Year Ended December 31,
	2006				2005
	(in thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$12,285	$11,663	$10,822	$10,115	$9,841	$9,236	$8,747	$8,663
Interest expense	(5,949)	(5,446)	(4,716)	(4,165)	(3,732)	(3,206)	(2,768)	(2,615)

Net interest income	6,336	6,217	6,106	5,950	6,110	6,029	5,979	6,048
Provision for loan losses	(300)	(300)	(300)	(300)	(300)	(300)	(225)	(225)

Net interest income, after provision for loan losses	6,036	5,917	5,806	5,650	5,810	5,729	5,754	5,823
Noninterest income	2,880	2,713	3,025	2,788	2,634	2,674	2,551	2,506
Noninterest expenses	(6,407)	(6,289)	(6,345)	(6,140)	(6,220)	(6,086)	(5,781)	(5,498)

Income before income taxes	2,509	2,341	2,486	2,298	2,224	2,317	2,524	2,831
Provision for income taxes	(692)	(630)	(680)	(608)	(588)	(596)	(670)	(774)

Net income	$1,817	$1,711	$1,806	$1,690	$1,636	$1,721	$1,854	$2,057

Earnings per common share:
Basic	$0.46	$0.43	$0.45	$0.42	$0.41	$0.43	$0.46	$0.51

Diluted	$0.45	$0.42	$0.45	$0.42	$0.40	$0.43	$0.45	$0.50

Note 17, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
	2006	2005
	(in thousands)
Balance Sheets

Assets
Cash and cash equivalents	$445	$269
Repurchase agreement	330	975
Securities available-for-sale	1,100	1,045
Securities held-to-maturity	732	823
Investment in common stock of subsidiaries	71,839	67,691
Other assets	219	253

Total assets	$74,665	$71,056

Liabilities and Stockholders’ Equity
Common stock, $5 par value, 10,000,000 shares authorized; 3,992,155 and 4,013,553 shares issued	$19,961	$20,068
Additional paid-in capital	14,719	14,320
Retained earnings	42,245	39,074
Accumulated other comprehensive income (loss)	(2,260)	(2,406)

Total liabilities and stockholders’ equity	$74,665	$71,056

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Statements of Income

Income:
Dividends from subsidiary	$3,200	$2,700	$2,500
Interest on investments	87	104	99
Securities gains	—	—	127
Other income	144	144	144

Total income	3,431	2,948	2,870
Expenses:
Salary and benefits	369	367	327
Stationery, supplies and printing	40	47	35
Service fees	102	90	80
Other operating expenses	26	35	24

Total expenses	537	539	466
Income before income taxes and equity in undistributed net income of subsidiaries	2,894	2,409	2,404
Income tax benefit	122	117	53

	3,016	2,526	2,457

Equity in undistributed net income of subsidiaries	4,008	4,742	6,123

Net income	$7,024	$7,268	$8,580

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net income	$7,024	$7,268	$8,580
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,008)	(4,742)	(6,123)
Net gain on sale of available-for-sale securities	—	—	(127)
Decrease (increase) in other assets	(15)	(229)	(11)
Decrease in other liabilities	—	—	(16)

Net cash provided by operating activities	3,001	2,297	2,303

Cash flows from investing activities:
Proceeds from sale of investment securities	—	—	262
Maturities and calls of investment securities	91	92	100
Payments for investments in subsidiaries	645	—	(800)
Repayment of investments in subsidiaries	—	—	325

Net cash provided by (used in) investing activities	736	92	(113)

Cash flows from financing activities:
Proceeds from issuance of common stock	159	109	754
Repurchase and retirement of common stock	(927)	(210)	(466)
Cash dividends paid on common stock	(2,793)	(2,651)	(2,481)

Net cash used in financing activities	(3,561)	(2,752)	(2,193)

Net increase (decrease) in cash and cash equivalents	176	(363)	(3)
Cash and cash equivalents at beginning of year	269	632	635

Cash and cash equivalents at end of year	$445	$269	$632

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Yount, Hyde & Barbour P. C., an independent registered public accounting firm, as stated in their report which appears on page 32 of this report on Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) to be held on April 24, 2007.

Item 10.	Directors, Executive Officers and Corporate Governace

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2007 Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2007 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders. The Code of Ethics is incorporated by reference to Exhibit 14 to Form 10-K filed March 16, 2006.

A copy of the Code of Ethics will be provided free of charge, upon written request made to Company’s secretary at 1 West Mellen Street, Hampton, Virginia 23663 or by calling (757) 728-1200. The Code of Ethics is posted on the Company’s website at www.oldpoint.com in the “About Old Point” section under “Investor Relations” and then “Governance Documents” of the website. The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under “Waivers of or amendments to the Code of Ethics.” The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2007 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2007 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the captions “Board Committees and Attendance”, “Audit Committee” and “Compensation Committee” in the 2007 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Principal Accounting Fees” and “Audit Committee Pre-Approval Policy” in the 2007 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)

Consolidated Balance Sheets – December 31, 2006 and 2005

Consolidated Statements of Income – Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows – Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended August 11, 1992 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

10.1*	Old Point Financial Corporation 1998 Stock Option Plan, as amended April 24, 2001 (incorporated by reference to Exhibit 4.4 to Form S-8 filed July 24, 2001)

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 29, 2005)

10.3*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 29, 2005)

10.4*	Form of Endorsement Method Split Dollar Plan Life Insurance Policy entered into with each of Robert F. Shuford, Louis G. Morris, Cary B. Epes, Margaret P. Causby and Laurie D. Grabow (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 29, 2005)

10.5*	Directors’ Compensation

10.6*	Base Salaries of Named Executive Officers of the Registrant

10.7*	2007 Target Bonuses and Performance Goals under the Executive Incentive Plan (incorporated by reference to Form 8-K filed February 14, 2007)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed March 16, 2006)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 29, 2005)

23	Consent of Yount, Hyde & Barbour, P.C.

24	Powers of attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/ Robert F. Shuford
Robert F. Shuford,
Chairman, President & Chief Executive Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert F. Shuford	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford	Principal Executive Officer

Date: March 16, 2007

/s/ Laurie D. Grabow	Chief Financial Officer & Senior Vice President/Finance
Laurie D. Grabow	Principal Financial & Accounting Officer

Date: March 16, 2007

/s/ James Reade Chisman*	Director
James Reade Chisman

/s/ Richard F. Clark*	Director
Richard F. Clark

/s/ Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/ Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/ Gerald E. Hansen*	Director
Gerald E. Hansen

/s/ Stephen D. Harris*	Director
Stephen D. Harris

/s/ John Cabot Ishon*	Director
John Cabot Ishon

/s/ Eugene M. Jordan*	Director
Eugene M. Jordan

/s/ John B. Morgan, II*	Director
John B. Morgan, II

/s/ Louis G. Morris*	Director
Louis G. Morris

/s/ Robert L. Riddle*	Director
Robert L. Riddle

/s/ Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

/s/ Ellen Clark Thacker*	Director
Ellen Clark Thacker

/s/ Melvin R. Zimm*	Director
Melvin R. Zimm

*	By Robert F. Shuford, as Attorney in Fact

Date: March 16, 2007