Form 10-Q
period 2007-03-31
OLD POINT FINANCIAL CORP
filed 2007-05-10
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

3,999,233 shares of common stock ($5.00 par value) outstanding as of April 30, 2007

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$14,150,306	$18,571,359
Federal funds sold	28,279,303	18,213,002

Cash and cash equivalents	42,429,609	36,784,361
Securities available-for-sale, at fair value	175,617,732	184,806,097
Securities held-to-maturity (fair value approximates $3,556,547 and $3,454,019)	3,532,000	3,432,000
Loans, net of allowance for loan losses of $4,949,923 and $4,783,685	577,811,791	578,809,269
Premises and equipment, net	26,178,838	26,409,594
Bank owned life insurance	10,756,279	10,608,106
Other assets	6,926,114	6,671,859

	$843,252,363	$847,521,286

Liabilities & Stockholders’ Equity
Deposits:
Noninterest-bearing deposits	$98,978,037	$96,652,975
Savings and interest-bearing demand deposits	206,876,694	201,273,300
Time deposits	290,729,901	290,488,326

Total deposits	596,584,632	588,414,601
Federal funds purchased, repurchase agreements and other borrowings	52,139,063	57,052,656
Federal Home Loan Bank advances	115,000,000	125,000,000
Accrued expenses and other liabilities	3,324,412	2,388,777

Total liabilities	767,048,107	772,856,034
Commitments and contingencies
Stockholders’ Equity:
Common stock, $5 par value, 10,000,000 shares authorized; 3,992,934 and 3,992,155 shares issued	19,964,670	19,960,775
Additional paid-in capital	14,951,231	14,718,903
Retained earnings	43,086,279	42,245,413
Accumulated other comprehensive income (loss)	(1,797,924)	(2,259,839)

Total stockholders’ equity	76,204,256	74,665,252

	$843,252,363	$847,521,286

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$10,237,183	$8,299,035
Interest on federal funds sold	153,482	52,325
Interest on securities:
Taxable	1,223,870	1,288,073
Tax-exempt	326,472	388,284
Dividends and interest on all other securities	125,736	87,349

Total interest and dividend income	12,066,743	10,115,066

Interest Expense:
Interest on savings and interest-bearing demand deposits	632,763	493,593
Interest on time deposits	3,311,731	2,278,765
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	498,509	407,821
Interest on Federal Home Loan Bank advances	1,415,023	984,334

Total interest expense	5,858,026	4,164,513

Net interest income	6,208,717	5,950,553
Provision for loan losses	300,000	300,000

Net interest income, after provision for loan losses	5,908,717	5,650,553

Noninterest Income:
Income from fiduciary activities	796,914	677,414
Service charges on deposit accounts	1,392,947	1,333,935
Other service charges, commissions and fees	585,291	535,349
Income from bank owned life insurance	148,173	133,153
Net gain on available-for-sale securities	3,168	1,346
Other operating income	152,053	106,156

Total noninterest income	3,078,546	2,787,353

Noninterest Expense:
Salaries and employee benefits	3,902,298	3,711,596
Occupancy and equipment	898,587	891,520
Postage and courier	127,783	139,473
Service fees	75,031	168,727
Data processing	203,950	169,023
Advertising	173,301	141,843
Customer development	176,540	167,405
Employee professional development	149,220	132,053
Other	618,533	618,332

Total noninterest expenses	6,325,243	6,139,972

Income before income taxes	2,662,020	2,297,934
Income tax expenses	745,108	607,565

Net income	$1,916,912	$1,690,369

Basic Earnings per Share
Average shares outstanding	3,989,413	3,994,992
Net income per share of common stock	$0.48	$0.42

Diluted Earnings per Share
Average shares outstanding	4,031,355	4,056,488
Net income per share of common stock	$0.48	$0.42

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
FOR THREE MONTHS ENDED MARCH 31, 2007

Balance at beginning of period	3,992,155	$19,960,775	$14,718,903	$42,245,413	$(2,259,839)	$74,665,252
Comprehensive income:
Net income	—	—	—	1,916,912	—	1,916,912
Unrealized holding gains arising during the period (net of tax, $239,033)					464,006	464,006
Reclassification adjustment, (net of tax, $1,077)	—	—	—	—	(2,091)	(2,091)

Total comprehensive income	—	—	—	1,916,912	461,915	2,378,827
Sale of common stock	6,313	31,565	232,328	(227,775)	—	36,118
Repurchase and retirement of common stock	(5,534)	(27,670)		(129,888)		(157,558)
Cash dividends ($.18 per share)	—	—	—	(718,383)	—	(718,383)

Balance at end of period	3,992,934	$19,964,670	$14,951,231	$43,086,279	$(1,797,924)	$76,204,256

FOR THREE MONTHS ENDED MARCH 31, 2006

Balance at beginning of period	4,013,553	$20,067,765	$14,319,580	$39,074,325	$(2,405,624)	$71,056,046
Comprehensive income:
Net income	—	—	—	1,690,369	—	1,690,369
Unrealized holding losses arising during the period (net of tax, $149,128)					(289,485)	(289,485)
Reclassification adjustment, (net of tax, $458)	—	—	—	—	(888)	(888)

Total comprehensive income (loss)				1,690,369	(290,373)	1,399,996
Sale of common stock	5,445	27,225	154,151	(82,273)	—	99,103
Repurchase and retirement of common stock	(31,118)	(155,590)	—	(739,850)		(895,440)
Cash dividends ($.17 per share)	—	—	—	(677,455)	—	(677,455)

Balance at end of period	3,987,880	$19,939,400	$14,473,731	$39,265,116	$(2,695,997)	$70,982,250

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,916,912	$1,690,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	423,506	381,105
Provision for loan losses	300,000	300,000
Net gain on sale of available-for-sale securities	(3,168)	(1,346)
Net amortization (accretion) of securities	(14,995)	(10,891)
Loss (gain) on disposal of equipment	—	(100)
(Increase) in bank-owned life insurance	(148,173)	(133,153)
(Increase) in other assets	(492,211)	(373,110)
Increase in other liabilities	935,635	1,007,360

Net cash provided by operating activities	2,917,506	2,860,234

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(806,555)	(1,484,481)
Purchases of held-to-maturity securities	(200,000)	(200,000)
Proceeds from maturities and calls of securities	10,192,954	5,375,000
Proceeds from sales of available-for-sale securities	620,000	590,000
Loans made to customers	(46,837,646)	(79,163,002)
Principal payments received on loans	47,535,124	51,908,583
Purchases of premises and equipment	(192,750)	(579,441)

Net cash provided by (used in) investing activities	10,311,127	(23,553,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in non-interest bearing deposits	2,325,062	7,197,956
Increase in savings deposits	5,603,394	9,432,429
Proceeds from the sale of time deposits	48,034,945	42,463,159
Payments for maturing time deposits	(47,793,370)	(35,392,872)
Increase (decrease) in federal funds purchased and repurchase agreements	(4,557,048)	3,693,691
Increase (decrease) in Federal Home Loan Bank advances	(10,000,000)	15,000,000
(Decrease) in interest-bearing demand notes and other borrowed money	(356,545)	(1,656,724)
Proceeds from issuance of common stock	36,118	99,103
Repurchase and retirement of common stock	(157,558)	(895,440)
Cash dividends paid on common stock	(718,383)	(677,455)

Net cash provided by (used in) financing activities	(7,583,385)	39,263,847

Net increase in cash and cash equivalents	5,645,248	18,570,740
Cash and cash equivalents at beginning of period	36,784,361	15,606,024

Cash and cash equivalents at end of period	$42,429,609	$34,176,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,037,955	$4,008,816

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	699,871	(439,959)
Loans transferred to other real estate owned	240,000	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006, and statements of cash flows and changes in stockholders’ equity for the three months ended March 31, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at March 31, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2007
Obligations of U.S. Government agencies	$2,800	$—	$(17)	$2,783
Obligations of state and political subdivisions	732	42	—	774

Total	$3,532	$42	$(17)	$3,557

December 31, 2006
Obligations of U.S. Government agencies	$2,700	$—	$(24)	$2,676
Obligations of state and political subdivisions	732	46	—	778

Total	$3,432	$46	$(24)	$3,454

Amortized costs and fair values of securities available-for-sale at March 31, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2007
United States Treasury securities	$994	$—	$(1)	$993
Obligations of U.S. Government agencies	139,986	—	(2,152)	137,834
Obligations of state and political subdivisions	28,469	416	—	28,885
Money market investments	907	—	—	907
Federal Home Loan Bank stock - restricted	6,690	—	—	6,690
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	168	—	(28)	140

Total	$177,383	$416	$(2,181)	$175,618

December 31, 2006
United States Treasury securities	$981	$—	$—	$981
Obligations of U.S. Government agencies	148,981	—	(2,895)	146,086
Obligations of state and political subdivisions	29,157	458	—	29,615
Money market investments	721	—	—	721
Federal Home Loan Bank stock - restricted	7,094	—	—	7,094
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	168	—	(28)	140

Total	$187,271	$458	$(2,923)	$184,806

Information pertaining to securities with gross unrealized losses at March 31, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2007
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
United States Treasury securities	$1	$993	$—	$—	$1	$993
Obligations of U.S. Government agencies	—	—	2,152	137,834	2,152	137,834

Total debt securities	1	993	2,152	137,834	2,153	138,827
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$1	$993	$2,180	$137,856	$2,181	$138,849

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$1	$999	$16	$1,584	$17	$2,583

Total securities held-to-maturity	$1	$999	$16	$1,584	$17	$2,583

Total	$2	$1,992	$2,196	$139,440	$2,198	$141,432

	December 31, 2006
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$—	$—	$2,895	$146,087	$2,895	$146,087

Total debt securities	—	—	2,895	146,087	2,895	146,087
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$—	$—	$2,923	$146,109	$2,923	$146,109

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$1	$499	$23	$1,677	$24	$2,176

Total securities held-to-maturity	$1	$499	$23	$1,677	$24	$2,176

Total	$1	$499	$2,946	$147,786	$2,947	$148,285

The Company has the ability and intent to hold these securities until maturity. The securities are impaired primarily due to rising interest rates. None of the securities are impaired due to credit issues. Therefore, securities with a loss are considered temporarily impaired.

Note 3. Loans

Loans at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Commercial and other loans	$63,908	$67,697
Real estate loans:
Construction	73,179	81,227
Farmland	53	220
Equity lines of credit	28,020	26,809
1-4 family residential	122,926	120,915
Multifamily residential	5,423	5,898
Nonfarm nonresidential	225,206	213,606
Installment loans to individuals	60,516	63,670
Tax-exempt loans	3,161	3,191

Total loans	582,392	583,233
Less: Allowance for loan losses	(4,950)	(4,784)
Net deferred loan costs	370	360

Loans, net	$577,812	$578,809

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(in thousands)
Balance, beginning of year	$4,784	$4,448
Recoveries	106	331
Provision for loan losses	300	1,200
Loans charged off	(240)	(1,195)

Balance, end of period	$4,950	$4,784

Note 5. Share-Based Compensation

Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. SFAS No. 123R was adopted by the Company as of January 1, 2006. The Company has not issued any new options since SFAS No. 123R became effective.

The Company has stock option plans which have 395,455 shares of common stock reserved for grants to key employees and directors. Currently, 224,637 shares of common stock from these plans are outstanding at March 31, 2007. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and an option’s maximum term is ten years.

Stock option plan activity for the three months ended March 31, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	243,747	$22.28
Granted	—	—
Exercised	(10,110)	14.11
Canceled or expired	(9,000)	21.37

Options outstanding, March 31	224,637	22.69	4.10	$1,267,460
Options exercisable, March 31	224,637	$22.69	4.10	$1,267,460

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on changes in the market value of the Company’s stock.

The total proceeds of options exercised during the first three months ended March 31, 2007 was $143 thousand. The intrinsic value for options exercised during the first three months ended March 31, 2007 was $140 thousand.

As of March 31, 2007, there was no unrecognized compensation expense because all outstanding options were vested.

SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value to be reported as a financing cash flow. The Company did not have any tax benefit deductions from the exercise of stock options in the first quarter of 2007.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan. The components of net periodic pension cost are as follows:

Quarter ended March 31,	2007	2006
	Pension Benefits
Service cost	$—	$126,049
Interest cost	71,947	83,788
Expected return on plan assets	(102,901)	(96,067)
Amortization of prior service cost	—	320
Amortization of net loss	8,605	44,789

Net periodic pension plan cost (benefit)	$(22,349)	$158,879

The Company does not expect to make any contributions to the plan in 2007.

Note 7. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

$127 thousand potential common shares outstanding attributable to stock options were not included in the diluted earnings per share calculation because they were antidiluted.

Note 8. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

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

Critical Accounting Policies and Estimates

As of March 31, 2007, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the first quarter of 2007 was $1.9 million as compared with $1.7 million earned in the comparable quarter in 2006, an increase of 13.40%. Basic and diluted earnings per share for the first quarter 2007 were $0.48. Basic and diluted earnings per share for the first quarter of 2006 were $0.42. Annualized return on average assets (ROA) for the first quarter of 2007 was 0.92% and 0.90% for the comparable period in 2006. Return on equity (ROE) was 10.12% for the first quarter of 2007 compared with 9.52% for the same period in 2006.

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

Net interest income, on a fully tax equivalent basis, was $6.4 million in the first quarter of 2007, an increase of $227 thousand from the first quarter of 2006. The net interest margin was 3.27% in the first quarter of 2007 as compared to 3.48% in 2006. Due to the flat yield curve, management anticipated the net interest margin would decline. Therefore, management made a conscious effort to grow the loan portfolio to reduce the negative effect on interest income caused by the flat yield curve. The average loan portfolio grew by $78.5 million between the first quarter of 2006 and the first quarter of 2007.

Tax equivalent interest income increased $1.9 million, or 18.59%, in the first quarter of 2007 compared to the same period of 2006. Average earning assets grew $74.4 million, or 10.50%. The yield on earning assets increased in 2007 by 43 basis points. Most of the increase was due to increasing yields in the loan portfolio.

Interest expense increased $1.7 million, or 40.68%, and interest-bearing liabilities increased 12.88% in the first quarter of 2007 compared to the same period of 2006. The cost of funding those liabilities increased 71 basis points.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

For the quarter ended March 31,	2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
ASSETS

Loans	$584,652	$10,257	7.02%	$506,109	$8,318	6.57%
Investment securities:
Taxable	158,176	1,349	3.41%	164,356	1,375	3.35%
Tax-exempt	28,290	495	7.00%	33,335	588	7.05%

Total investment securities	186,466	1,844	3.96%	197,691	1,963	3.97%
Federal funds sold	11,759	153	5.20%	4,692	52	4.43%

Total earning assets	782,877	$12,254	6.26%	708,492	$10,333	5.83%
Reserve for loan losses	(4,866)			(4,535)

Cash and due from banks	13,112			14,887
Bank premises and equipment, net	26,612			21,510
Other assets	14,645			13,039

Total assets	$832,380			$753,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$10,629	$7	0.26%	$8,342	$5	0.24%
Money market deposit accounts	150,626	578	1.53%	152,154	437	1.15%
Savings accounts	38,883	48	0.49%	41,778	51	0.49%
Time deposits, $100,000 or more	109,415	1,334	4.88%	81,755	777	3.80%
Other time deposits	181,612	1,978	4.36%	164,014	1,502	3.66%

Total time and savings deposits	491,165	3,945	3.21%	448,043	2,772	2.47%
Federal funds purchased, repurchase agreements and other borrowings	51,007	498	3.91%	50,199	408	3.25%
Federal Home Loan Bank advances	116,398	1,415	4.86%	85,179	984	4.62%

Total interest-bearing liabilities	658,570	$5,858	3.56%	583,421	$4,164	2.85%
Demand deposits	95,167			96,521
Other liabilities	2,845			2,461

Total liabilities	756,582			682,403
Stockholders’ equity	75,798			70,990

Total liabilities and stockholders’ equity	$832,380			$753,393

Net interest margin		$6,396	3.27%		$6,169	3.48%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $300 thousand for the first three months of 2007, and $300 thousand in the comparable period in 2006. Loans charged off (net of recoveries) in the first three months of 2007 were $34 thousand lower than in the first quarter 2006. On an annualized basis net loan charge-offs were 0.09% of total net loans for the first three months of 2007 compared with 0.13% for the same period in 2006.

On March 31, 2007, nonperforming assets totaled $2.0 million compared with $1.1 million on March 31, 2006. The March 2007 total consisted of $1.3 million in restructured debt, $129 thousand in loans still accruing but past due 90 days or more, $166 thousand in nonaccrual loans, $165 thousand in a former branch site listed for sale and $240 thousand in foreclosed property. The March 2006 total consisted of $636 thousand in loans still accruing interest but past due 90 days or more, $291 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. Loans still accruing interest but past due 90 days or more decreased to $130 thousand as of March 31, 2007 compared with $636 thousand as of March 31, 2006.

The allowance for loan losses on March 31, 2007 was $5.0 million, compared with $4.6 million on March 31, 2006. As of March 31, 2007 the allowance for loan losses represented a multiple of 2.44 times nonperforming assets and 3.05 times nonperforming loans. Nonperforming loans includes nonaccrual loans, loans still accruing but past due 90 days or more and restructured loans. The allowance for loan losses was 0.85% and 0.88% of total loans on March 31, 2007 and 2006, respectively.

Noninterest Income

For the first quarter of 2007, noninterest income increased $291 thousand, or 10.45%, over the same period in 2006. $120 thousand of the growth in noninterest income is attributed to income from fiduciary activities. A fee increase, growth in new business and market value growth are the reasons for the additional fiduciary income. Also, brokered mortgage income for the first quarter 2007 was $46 thousand higher than 2006. Finally, noninterest income was positively affected by a Federal Home Loan Bank (FHLB) advance transaction. The unwinding of a $5.0 million advance in the first quarter of 2007 contributed $80 thousand to income in the first quarter of 2007.

Noninterest Expenses

For the first quarter of 2007, noninterest expenses increased only $185 thousand, or 3.02%, over the first quarter of 2006. Salaries and employee benefits increased by $191 thousand, or 5.14%, as a result of normal yearly salary increases and an increase of 10 in the Company’s full time equivalent (FTE) positions.

Occupancy expenses increased $7 thousand, or 0.79%. The Company has not opened any new facilities since February 2006 and has been able to control expenses in this area. The Company plans on opening an additional branch in the Virginia Beach area in the fourth quarter of this year and expects occupancy costs to rise due to the opening.

Balance Sheet Review

At March 31, 2007, the Company had total assets of $843.3 million, a decrease of 0.50% from $847.5 million at December 31, 2006. Net loans as of March 31, 2007 were $577.8 million, a decrease of 0.17% from $578.8 million at December 31, 2006.

Average assets for the first quarter of 2007 were $832.4 million compared to $753.4 million for the first quarter of 2006. The growth in assets in 2007 was due to the growth in average loans, which increased 15.52% as compared to the same period in 2006.

Total investment securities at March 31, 2007 were $179.2 million, a decrease of 4.83% from $188.2 million on December 31, 2006. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

During 2007, one of the Company’s strategic goals is to restructure the balance sheet in order to improve the net interest margin. At the Bank, $93.2 million in government agency securities will be maturing in 2007. As of December 31, 2006, these agencies had an average yield of 3.16%. In addition, the Bank had $125.0 million in FHLB advances outstanding as of December 31, 2006 that had an average annual yield of 4.81%.

During the year, the Company intends to use funds from the low yielding maturing securities to pay down its high cost FHLB advances or to invest in higher yielding loans or securities. During the first quarter of 2007 the Company reduced its FHLB advances by $10.0 million.

At March 31, 2007, total deposits increased to $596.6 million, up 1.39% from $588.4 million on December 31, 2006. The majority of this growth occurred in the Company’s noninterest-bearing deposits and savings and interest-bearing demand deposits categories, which are of lower cost to the Company than its time deposit category. The Company initiated a low cost deposit incentive program with its branch and commercial lending staff in 2006. In addition, extensive sales training was conducted for branch personnel during the first quarter of 2007.

Federal funds purchased, repurchase agreements and other borrowings decreased to $52.1 million, a decrease of 8.61% from $57.1 million on December 31, 2006. FHLB advances decreased to $115.0 million, a decrease of 8.00% from $125.0 million on December 31, 2006.

Capital Resources

Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at March 31, 2007. As shown below, these ratios were all well above the regulatory minimum levels.

	2007 Regulatory Minimums	March 31,2007
Tier 1	4.00%	12.61%
Total Capital	8.00%	13.41%
Tier 1 Leverage	3.00%	9.36%

Quarter-end book value per share was $19.08 in 2007 and $17.80 in 2006. Cash dividends were $718 thousand or $0.18 per share in the first quarter of 2007, and $0.17 per share in the first quarter of 2006. The common stock of the Company has not been extensively traded.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. For the remainder of 2007, the Bank has $84.2 million in maturing government agency securities.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from FHLB. As of the end of the first quarter of 2007, the Company had $136.0 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the first quarter of 2007, the Company had $40.0 million available in federal funds to handle any short-term borrowing needs.

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

The Company purchased property for two future branch sites in 2006. These properties were purchased outright, not financed. The Company intends to open branches on these sites within the next two years. Funds will be used to renovate or construct branches at these locations.

As of March 31, 2007, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of March 31, 2007, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2007. It should be noted, however, that non-maturing deposit liabilities totaling $207.0 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is slightly asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings at March 31, 2007. The rate shock model reveals that a 100 basis point decrease in rates would cause an approximately 2.20% decrease in net income and a 200 basis point decrease in rates would cause an approximately 5.18% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause an approximately 1.69% increase in net income and that a 200 basis point rise in rates would cause an approximately 2.79% increase in net income.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending or threatened legal proceedings to which the Company, or any of it subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

As of March 31, 2007, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the monthly share repurchases during the period ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
1/1/2007 - 1/31/2007	5,534	$28.47	5,534	194,074
2/1/2007 - 2/28/2007	—	—	—	194,074
3/1/2007 - 3/31/2007	—	—	—	194,074
Total	5,534		5,534

(1)	In replacement of a similar authorization in 2006, on January 9, 2007, the Company authorized a program to repurchase during any given calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. There is currently no stated expiration date for this program. The Company repurchased 5,534 shares of the Company’s common stock during the quarter ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2007.

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended August 11, 1992 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 10, 2007	/s/ Robert F. Shuford
Robert F. Shuford
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 10, 2007	/s/ Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)