Form 10-Q
period 2007-06-30
OLD POINT FINANCIAL CORP
filed 2007-08-09
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

3,944,711 shares of common stock ($5.00 par value) outstanding as of July 31, 2007

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Assets

Cash and due from banks	$14,562,221	$18,571,359
Federal funds sold	7,873,332	18,213,002

Cash and cash equivalents	22,435,553	36,784,361
Securities available-for-sale, at fair value	157,080,132	184,806,097
Securities held-to-maturity (fair value approximates $3,643,626 and $3,454,019)	3,632,000	3,432,000
Loans, net of allowance for loan losses of $5,088,475 and $4,783,685	585,026,086	578,809,269
Premises and equipment, net	25,962,703	26,409,594
Bank owned life insurance	10,905,060	10,608,106
Other assets	7,149,605	6,671,859

	$812,191,139	$847,521,286

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$97,545,219	$96,652,975
Savings and interest-bearing demand deposits	203,638,316	201,273,300
Time deposits	297,164,739	290,488,326

Total deposits	598,348,274	588,414,601
Federal funds purchased, repurchase agreements and other borrowings	43,954,837	57,052,656
Federal Home Loan Bank advances	90,000,000	125,000,000
Accrued expenses and other liabilities	2,810,298	2,388,777

Total liabilities	735,113,409	772,856,034

Stockholders’ Equity:
Common stock, $5 par value, 10,000,000 shares authorized; 3,979,111 and 3,992,155 shares issued	19,895,555	19,960,775
Additional paid-in capital	15,272,933	14,718,903
Retained earnings	43,597,768	42,245,413
Accumulated other comprehensive income (loss)	(1,688,526)	(2,259,839)

Total stockholders’ equity	77,077,730	74,665,252

	$812,191,139	$847,521,286

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$10,469,595	$9,005,132	$20,706,778	$17,304,167
Interest on federal funds sold	143,794	80,839	297,276	133,164
Interest on securities:
Taxable	1,150,858	1,277,567	2,374,728	2,565,640
Tax-exempt	321,179	366,956	647,651	755,240
Dividends and interest on all other securities	95,625	91,649	221,361	178,998

Total interest and dividend income	12,181,051	10,822,143	24,247,794	20,937,209

Interest Expense:
Interest on savings and interest-bearing demand deposits	660,470	571,012	1,293,233	1,064,605
Interest on time deposits	3,343,068	2,526,873	6,654,799	4,805,638
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	479,236	464,393	977,745	872,214
Interest on Federal Home Loan Bank advances	1,220,270	1,153,712	2,635,293	2,138,046

Total interest expense	5,703,044	4,715,990	11,561,070	8,880,503

Net interest income	6,478,007	6,106,153	12,686,724	12,056,706
Provision for loan losses	200,000	300,000	500,000	600,000

Net interest income, after provision for loan losses	6,278,007	5,806,153	12,186,724	11,456,706

Noninterest Income:
Income from fiduciary activities	782,777	661,486	1,579,691	1,338,900
Service charges on deposit accounts	1,449,876	1,391,562	2,842,823	2,725,497
Other service charges, commissions and fees	581,856	718,288	1,167,147	1,253,637
Income from bank owned life insurance	148,173	133,575	296,346	266,728
Gain on available-for-sale securities, net	0	550	3,168	1,896
Other operating income	170,528	119,456	322,581	225,612

Total noninterest income	3,133,210	3,024,917	6,211,756	5,812,270

Noninterest Expense:
Salaries and employee benefits	4,040,113	3,825,051	7,942,411	7,536,647
Occupancy and equipment	889,194	885,790	1,787,781	1,777,310
Postage and courier	127,000	128,953	254,783	268,426
Service fees	91,010	200,459	166,041	369,186
Data processing	219,562	186,249	423,512	355,272
Advertising	203,081	189,364	376,382	331,207
Customer development	162,524	126,924	339,064	294,329
Employee professional development	176,384	160,248	325,604	291,284
Other	664,986	642,404	1,283,519	1,261,753

Total noninterest expenses	6,573,854	6,345,442	12,899,097	12,485,414

Income before income taxes	2,837,363	2,485,628	5,499,383	4,783,562
Income tax expense	810,050	679,807	1,555,158	1,287,372

Net income	$2,027,313	$1,805,821	$3,944,225	$3,496,190

Basic Earnings per Share:
Average shares outstanding	3,991,871	3,988,674	3,990,649	3,991,815
Net income per share of common stock	$0.51	$0.45	$0.99	$0.88

Diluted Earnings per Share:
Average shares outstanding	4,025,297	4,049,006	4,028,333	4,052,729
Net income per share of common stock	$0.50	$0.45	$0.98	$0.86

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
FOR SIX MONTHS ENDED JUNE 30, 2007

Balance at beginning of period	3,992,155	$19,960,775	$14,718,903	$42,245,413	$(2,259,839)	$74,665,252
Comprehensive income:
Net income	—	—	—	3,944,225	—	3,944,225
Unrealized holding gains arising during the period (net of tax, $295,390)					573,404	573,404
Reclassification adjustment (net of tax, $1,077)	—	—	—	—	(2,091)	(2,091)

Total comprehensive income	—	—	—	3,944,225	571,313	4,515,538
Sale of common stock	17,741	88,705	548,909	(482,693)	—	154,921
Repurchase and retirement of common stock	(30,785)	(153,925)	—	(672,727)	—	(826,652)
Nonqualified stock options	—	—	5,121	—	—	5,121
Cash dividends ($.36 per share)	—	—	—	(1,436,450)	—	(1,436,450)

Balance at end of period	3,979,111	$19,895,555	$15,272,933	$43,597,768	$(1,688,526)	$77,077,730

FOR SIX MONTHS ENDED JUNE 30, 2006

Balance at beginning of period	4,013,553	$20,067,765	$14,319,580	$39,074,325	$(2,405,624)	$71,056,046
Comprehensive income:
Net income	—	—	—	3,496,190	—	3,496,190
Unrealized holding losses arising during the period (net of tax, $436,492)					(847,309)	(847,309)
Reclassification adjustment (net of tax, $645)	—	—	—	—	(1,251)	(1,251)

Total comprehensive income				3,496,190	(848,560)	2,647,630
Sale of common stock	10,070	50,350	280,835	(180,768)	—	150,417
Repurchase and retirement of common stock	(32,318)	(161,590)	—	(769,203)	—	(930,793)
Nonqualified stock options	—	—	19,457	—	—	19,457
Cash dividends ($.34 per share)	—	—	—	(1,355,569)	—	(1,355,569)

Balance at end of period	3,991,305	$19,956,525	$14,619,872	$40,264,975	$(3,254,184)	$71,587,188

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,944,225	$3,496,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	844,302	777,825
Provision for loan losses	500,000	600,000
Net gain on sale of available-for-sale securities	(3,168)	(1,896)
Net accretion of securities	(32,065)	(24,079)
Gain on disposal of equipment	(16,490)	(180)
Increase in bank-owned life insurance	(296,954)	(866,728)
Increase in other assets	(772,059)	(104,754)
Increase in other liabilities	421,521	866,450

Net cash provided by operating activities	4,589,312	4,742,828

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(3,372,130)	(4,028,813)
Purchases of held-to-maturity securities	(600,000)	(300,000)
Proceeds from maturities and calls of securities	30,628,954	8,472,000
Proceeds from sales of available-for-sale securities	1,770,000	1,275,000
Loans made to customers	(114,325,159)	(168,455,656)
Principal payments received on loans	107,608,342	113,199,064
Purchases of premises and equipment	(380,921)	(978,280)

Net cash provided by (used in) investing activities	21,329,086	(50,816,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non-interest bearing deposits	892,244	(734,344)
Increase in savings deposits	2,365,016	4,311,926
Proceeds from the sale of time deposits	109,041,988	86,971,384
Payments for maturing time deposits	(102,365,575)	(70,483,834)
Increase (decrease) in federal funds purchased and repurchase agreements	(13,013,040)	1,018,878
Increase (decrease) in Federal Home Loan Bank advances	(35,000,000)	35,000,000
Decrease in interest-bearing demand notes and other borrowed money	(84,779)	(454,231)
Proceeds from issuance of common stock	154,921	150,417
Repurchase and retirement of common stock	(826,652)	(930,793)
Effect of nonqualified stock options	5,121	19,457
Cash dividends paid on common stock	(1,436,450)	(1,355,569)

Net cash provided by (used in) financing activities	(40,267,206)	53,513,291

Net increase (decrease) in cash and cash equivalents	(14,348,808)	7,439,434
Cash and cash equivalents at beginning of period	36,784,361	15,606,024

Cash and cash equivalents at end of period	$22,435,553	$23,045,458

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$11,779,907	$8,571,212
Income tax	$1,675,000	$1,175,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	$865,626	$(1,285,697)
Loans transferred to other real estate owned	$240,000	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2007 and December 31, 2006, the results of operations for the three months and six months ended June 30, 2007 and 2006, and statements of cash flows and changes in stockholders’ equity for the six months ended June 30, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at June 30, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2007
Obligations of U.S. Government agencies	$2,900	$—	$(18)	$2,882
Obligations of state and political subdivisions	732	30	—	762

Total	$3,632	$30	$(18)	$3,644

December 31, 2006
Obligations of U.S. Government agencies	$2,700	$—	$(24)	$2,676
Obligations of state and political subdivisions	732	46	—	778

Total	$3,432	$46	$(24)	$3,454

Amortized costs and fair values of securities available-for-sale at June 30, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2007
United States Treasury securities	$982	$—	$(1)	$981
Obligations of U.S. Government agencies	123,255	—	(1,811)	121,444
Obligations of state and political subdivisions	27,689	237	—	27,926
Money market investments	851	—	—	851
Federal Home Loan Bank stock - restricted	5,565	—	—	5,565
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	168	—	(24)	144

Total	$158,679	$237	$(1,836)	$157,080

December 31, 2006
United States Treasury securities	$981	$—	$—	$981
Obligations of U.S. Government agencies	148,981	—	(2,895)	146,086
Obligations of state and political subdivisions	29,157	458	—	29,615
Money market investments	721	—	—	721
Federal Home Loan Bank stock - restricted	7,094	—	—	7,094
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	168	—	(28)	140

Total	$187,271	$458	$(2,923)	$184,806

Information pertaining to securities with gross unrealized losses at June 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2007
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
United States Treasury securities	$1	$981	$—	$—	$1	$981
Obligations of U.S. Government agencies	—	—	1,811	121,444	1,811	121,444

Total debt securities	1	981	1,811	121,444	1,812	122,425
Other marketable equity securities	—	—	24	26	24	26

Total securities available-for-sale	$1	$981	$1,835	$121,470	$1,836	$122,451

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$4	$1,596	$14	$1,286	$18	$2,882

Total securities held-to-maturity	$4	$1,596	$14	$1,286	$18	$2,882

Total	$5	$2,577	$1,849	$122,756	$1,854	$125,333

	December 31, 2006
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$—	$—	$2,895	$146,087	$2,895	$146,087

Total debt securities	—	—	2,895	146,087	2,895	146,087
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$—	$—	$2,923	$146,109	$2,923	$146,109

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$1	$499	$23	$1,677	$24	$2,176

Total securities held-to-maturity	$1	$499	$23	$1,677	$24	$2,176

Total	$1	$499	$2,946	$147,786	$2,947	$148,285

The Company has the ability and intent to hold these securities until maturity. The securities are impaired primarily due to rising interest rates. None of the securities is impaired due to credit issues. Therefore, securities with a loss are considered temporarily impaired.

Note 3. Loans

Loans at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Commercial and other loans	$74,875	$67,697
Real estate loans:
Construction	71,732	81,227
Farmland	50	220
Equity lines of credit	27,942	26,809
1-4 family residential	122,942	120,915
Multifamily residential	7,220	5,898
Nonfarm nonresidential	224,783	213,606
Installment loans to individuals	57,057	63,670
Tax-exempt loans	3,137	3,191

Total loans	589,738	583,233
Less: Allowance for loan losses	(5,088)	(4,784)
Net deferred loan costs	376	360

Loans, net	$585,026	$578,809

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(in thousands)
Balance, beginning of year	$4,784	$4,448
Recoveries	154	331
Provision for loan losses	500	1,200
Loans charged off	(350)	(1,195)

Balance, end of period	$5,088	$4,784

Note 5. Share-Based Compensation

Share-based compensation arrangements include stock options, restricted stock awards, performance-based awards, stock appreciation rights and employee stock purchase plans. Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. SFAS No. 123R was adopted by the Company as of January 1, 2006. The Company has not issued any new options since SFAS No. 123R became effective.

The Company has stock option plans which have 380,869 shares of common stock reserved for grants to key employees and directors. Currently, 200,051 shares of common stock from these plans are outstanding at June 30, 2007. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and an option’s maximum term is ten years.

Stock option plan activity for the six months ended June 30, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	243,747	$22.28
Granted	—	—
Exercised	(24,696)	13.99
Canceled or expired	(19,000)	25.06

Options outstanding, June 30	200,051	23.04	4.16	$899,156
Options exercisable, June 30	200,051	$23.04	4.16	$899,156

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on changes in the market value of the Company’s stock.

The total proceeds of options exercised during the first six months ended June 30, 2007 was $345 thousand. The intrinsic value for options exercised during the first six months ended June 30, 2007 was $327 thousand.

As of June 30, 2007, there was no unrecognized compensation expense because all outstanding options were vested.

SFAS No. 123R requires the benefits of tax deductions in excess of grant-date fair value to be reported as a financing cash flow. The Company did have a $5 thousand tax benefit deduction from the exercise of stock options in the first six months of 2007.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan. The components of net periodic pension cost are as follows:

Quarter ended June 30,	2007	2006
Service cost	$—	$126,049
Interest cost	71,948	83,788
Expected return on plan assets	(102,902)	(96,067)
Amortization of prior service cost	—	320
Amortization of net loss	8,606	44,789

Net periodic pension plan cost (benefit)	$(22,348)	$158,879

Six months ended June 30,	2007	2006
Service cost	$—	$252,098
Interest cost	143,895	167,576
Expected return on plan assets	(205,803)	(192,134)
Amortization of prior service cost	—	640
Amortization of net loss	17,211	89,578

Net periodic pension plan cost (benefit)	$(44,697)	$317,758

The Company has not made, and does not expect to make, any contributions to the plan in 2007.

Note 7. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

Potential common shares outstanding attributable to stock options in the amount of 117 thousand were not included in the diluted earnings per share calculation because they were antidilutive.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

Critical Accounting Policies and Estimates

As of June 30, 2007, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the second quarter of 2007 was $2.0 million as compared with $1.8 million earned in the comparable quarter in 2006, an increase of 12.27%. Basic and diluted earnings per share for the second quarter 2007 were $0.51 and $0.50. Basic and diluted earnings per share for the second quarter of 2006 were $0.45. Annualized return on average assets (ROA) for the second quarter of 2007 was 0.99% and 0.93% for the comparable period in 2006. Return on equity (ROE) was 10.52% for the second quarter of 2007 compared with 10.09% for the same period in 2006.

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

Net interest income, on a fully tax equivalent basis, was $6.7 million in the second quarter of 2007, an increase of $348 thousand from the second quarter of 2006. The net interest margin was 3.45% in the second quarter of both 2007 and 2006. The net interest margin improved 18 basis points from 3.27% in the first quarter of 2007. This improvement is largely due to improving loan yield.

Tax equivalent interest income increased $1.3 million, or 12.10%, in the second quarter of 2007 compared to the same period of 2006. Average earning assets grew $40.2 million, or 5.50%. The average yield on earning assets increased in 2007 by 38 basis points.

For the six months ended June 30, 2007 net interest income on a fully tax equivalent basis increased $575 thousand, or 4.61%, over the comparable period in 2006. Comparing the first six months of 2007 to 2006, average loans increased $67.8 million, or 13.09%, while investment securities decreased $16.2 million, or 8.26%. Average earning assets increased 7.96% and the net interest yield decreased from 3.47% in 2006 to 3.36% in 2007, a reduction of 11 basis points.

Interest expense increased $987 thousand, or 20.93%, and average interest-bearing liabilities increased 6.67% in the second quarter of 2007 compared to the same period of 2006. The cost of funding those liabilities increased 41 basis points. For the six months ended June 30, 2007 interest expense increased $2.7 million, or 30.19%, over the same period in 2006.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$587,625	$10,489	7.14%	$530,477	$9,025	6.81%
Investment securities:
Taxable	145,674	1,247	3.42%	162,946	1,370	3.36%
Tax-exempt	27,654	487	7.04%	31,592	556	7.04%

Total investment securities	173,328	1,734	4.00%	194,538	1,926	3.96%
Federal funds sold	11,021	144	5.23%	6,713	81	4.83%

Total earning assets	771,974	$12,367	6.41%	731,728	$11,032	6.03%
Allowance for loan losses	(5,085)			(4,502)
Other nonearning assets	55,719			49,684

Total assets	$822,608			$776,910

Time and savings deposits:
Interest-bearing transaction accounts	$11,596	$7	0.24%	$9,229	$6	0.26%
Money market deposit accounts	157,056	602	1.53%	153,455	513	1.34%
Savings accounts	39,970	51	0.51%	41,425	52	0.50%
Time deposits, $100,000 or more	104,424	1,280	4.90%	85,795	899	4.19%
Other time deposits	183,639	2,063	4.49%	167,024	1,628	3.90%

Total time and savings deposits	496,685	4,003	3.22%	456,928	3,098	2.71%
Federal funds purchased, repurchase agreements and other borrowings	49,145	480	3.91%	50,904	464	3.65%
Federal Home Loan Bank advances	99,723	1,220	4.89%	97,333	1,154	4.74%

Total interest-bearing liabilities	645,553	5,703	3.53%	605,165	4,716	3.12%
Demand deposits	97,303			98,259
Other liabilities	2,641			1,936
Stockholders’ equity	77,111			71,550

Total liabilities and stockholders’ equity	$822,608			$776,910

Net interest income/yield		$6,664	3.45%		$6,316	3.45%

	For the six months ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**

	(in thousands)
Loans	$586,138	$20,746	7.08%	$518,293	$17,343	6.69%
Investment securities:
Taxable	151,925	2,596	3.42%	163,625	2,745	3.36%
Tax-exempt	27,972	982	7.02%	32,464	1,144	7.05%

Total investment securities	179,897	3,578	0.00%	196,089	3,889	3.97%
Federal funds sold	11,390	297	5.22%	5,703	133	4.66%

Total earning assets	777,425	$24,621	6.33%	720,085	$21,365	5.93%
Allowance for loan losses	(4,975)			(4,518)
Other nonearning assets	55,046			49,634

Total assets	$827,496			$765,201

Time and savings deposits:
Interest-bearing transaction accounts	$11,113	$14	0.25%	$8,892	$11	0.25%
Money market deposit accounts	153,841	1,180	1.53%	152,805	950	1.24%
Savings accounts	39,427	99	0.50%	41,601	103	0.50%
Time deposits, $100,000 or more	106,920	2,614	4.89%	83,786	1,676	4.00%
Other time deposits	182,625	4,041	4.43%	165,508	3,130	3.78%

Total time and savings deposits	493,926	7,948	3.22%	452,592	5,870	2.59%
Federal funds purchased, repurchase agreements and other borrowings	50,088	978	3.91%	50,551	872	3.45%
Federal Home Loan Bank advances	108,060	2,635	4.88%	91,256	2,138	4.69%

Total interest-bearing liabilities	652,074	11,561	3.55%	594,399	8,880	2.99%
Demand deposits	96,354			97,390
Other liabilities	2,612			2,142
Stockholders’ equity	76,456			71,270

Total liabilities and stockholders’ equity	$827,496			$765,201

Net interest income/yield		$13,060	3.36%		$12,485	3.47%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $500 thousand for the first six months of 2007, and $600 thousand in the comparable period in 2006. Loans charged off (net of recoveries) in the first six months of 2007 were $303 thousand lower than in the second quarter of 2006. On an annualized basis, net loan charge-offs were 0.07% of total net loans for the first six months of 2007 compared with 0.18% for the same period in 2006.

On June 30, 2007, nonperforming assets totaled $3.1 million compared with $778 thousand on June 30, 2006. The June 2007 total consisted of $1.3 million in restructured debt, $1.2 million in loans still accruing interest but past due 90 days or more, $164 thousand in nonaccrual loans, $165 thousand in a former branch site listed for sale and $240 thousand in foreclosed property. The June 2006 total consisted of $356 thousand in loans still accruing interest but past due 90 days or more, $257 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. Although nonperforming assets as of June 30, 2007 were approximately 4 times higher than the same period in 2006, $880 thousand of the loans still accruing interest but past due 90 days or more were matured loans as of the end of the quarter. These loans have since been renewed and are current. The $1.3 million in restructured debt is current and paying as agreed.

The allowance for loan losses on June 30, 2007 was $5.1 million, compared with $4.6 million on June 30, 2006. As of June 30, 2007 the allowance for loan losses represented a multiple of 1.65 times nonperforming assets and 1.90 times nonperforming loans. Nonperforming loans includes nonaccrual loans, loans still accruing but past due 90 days or more and restructured loans. The allowance for loan losses was 0.86% and 0.83% of total loans on June 30, 2007 and 2006, respectively.

Noninterest Income

For the second quarter of 2007, noninterest income increased $108 thousand, or 3.58%, over the same period in 2006. The majority of net increase in income is attributed to fiduciary income, Federal Home Loan Bank (FHLB) transactions, continued increases in debit card income and brokered mortgage income. $122 thousand of the growth in noninterest income is attributed to income from fiduciary activities. A fee increase, growth in new business and market value growth are the reasons for the additional fiduciary income.

Income from other service charges, commissions and fees was $136 thousand lower in the second quarter of 2007 than in the same period of 2006. In the second quarter of 2006 a FHLB advance was unwound contributing to $237 thousand to 2006 income. A large portion of the difference between 2006 and 2007 income in the other service charges, commissions and fees area was made up in increased volume of debit card transactions. Brokered mortgage income for the second quarter 2007 was $54 thousand higher than 2006.

Noninterest Expenses

For the second quarter of 2007, noninterest expenses increased only $228 thousand, or 3.60%, over the second quarter of 2006. Salaries and employee benefits increased by $215 thousand, or 5.62%, as a result of normal yearly salary increases and an increase of 10 in the Company’s full time equivalent positions.

Occupancy expenses increased only $3 thousand, or 0.38%. The Company has not opened any new facilities since February 2006 and has been able to control expenses in this area. The Company plans on opening an additional branch in the Virginia Beach area in the fourth quarter of this year and expects occupancy costs to rise due to the opening.

Balance Sheet Review

At June 30, 2007, the Company had total assets of $812.2 million, a decrease of 4.17% from $847.5 million at December 31, 2006. Net loans as of June 30, 2007 were $585.0 million, an increase of 1.07% from $578.8 million at December 31, 2006.

Average assets for the first six months of 2007 were $827.5 million compared to $765.2 million for the first six months of 2006. The growth in assets in 2007 was due to the growth in average loans, which increased 13.09% as compared to the same period in 2006.

Total investment securities at June 30, 2007 were $160.7 million, a decrease of 14.62% from $188.2 million on December 31, 2006. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

During 2007, one of the Company’s strategic goals is to restructure the balance sheet in order to improve the net interest margin. At the Bank, $93.2 million in government agency securities will be maturing in 2007. As of December 31, 2006, these securities had an average annual yield of 3.16%. In addition, the Bank had $125.0 million in FHLB advances outstanding as of December 31, 2006 that had an average annual yield of 4.81%.

During 2007, the Company intends to use funds from the low yielding maturing securities to pay down its high cost FHLB advances or to invest in higher yielding loans or securities. During the first six months of 2007 the Company reduced its FHLB advances by $35.0 million.

At June 30, 2007, total deposits increased to $598.3 million, up 1.69% from $588.4 million on December 31, 2006. The majority of this growth occurred in the Company’s time deposit category.

Federal funds purchased, repurchase agreements and other borrowings decreased to $44.0 million, a decrease of 22.96% from $57.1 million on December 31, 2006.

Capital Resources

Under the banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at June 30, 2007. As shown below, these ratios were all well above the regulatory minimum levels.

	2007 Regulatory Minimums	June 30, 2007

Tier 1	4.00%	12.40%
Total Capital	8.00%	13.21%
Tier 1 Leverage	3.00%	9.50%

Quarter-end book value per share was $19.37 in 2007 and $17.94 in 2006. Cash dividends were $718 thousand or $0.18 per share in the second quarter of 2007, and $678 thousand or $0.17 per share in the second quarter of 2006. The common stock of the Company has not been extensively traded.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. For the remainder of 2007, the Bank has $67.5 million in par value maturing government agency securities.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from FHLB. As of the end of the second quarter of 2007, the Company had $151.9 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the second quarter of 2007, the Company had $40.0 million available in federal funds to handle any short-term borrowing needs.

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

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require cash outflows.

The Company purchased property for two future branch sites in 2006. These properties were purchased outright, not financed. The Company intends to open one of these future branch sites by the end of 2007 and the other site by the end of 2008. Funds will be used to renovate or construct branches at these locations.

During the second quarter of 2007, the Company signed a contract to purchase one of its leased branches in Hampton. The purchase price is $740 thousand and the Company plans on purchasing the property with cash. The closing is scheduled for the third quarter of 2007.

Other than as discussed above, as of June 30, 2007, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of June 30, 2007, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2007. It should be noted, however, that non-maturing deposit liabilities totaling $203.6 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings at June 30, 2007. The rate shock model reveals that a 100 basis point decrease in rates would cause an approximately 3.01% decrease in net income and a 200 basis point decrease in rates would cause an approximately 6.46% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause an approximately 2.20% increase in net income and that a 200 basis point rise in rates would cause an approximately 3.97% increase in net income.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending or threatened legal proceedings to which the Company, or any of it subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

As of June 30, 2007, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the monthly share repurchases during the period ended June 30, 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
4/1/2007 - 4/30/2007	—	$—	—	194,074
5/1/2007 - 5/31/2007	15,100	26.55	15,100	178,974
6/1/2007 - 6/30/2007	10,151	26.42	10,151	168,823

Total	25,251		25,251

(1)	In replacement of a similar authorization in 2006, on January 9, 2007, the Company authorized a program to repurchase during any given calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. There is currently no stated expiration date for this program. The Company repurchased 25,251 shares of the Company’s common stock during the quarter ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on April 24, 2007. A quorum of stockholders was present, consisting of a total of 2,839,559.8401 shares, represented in person or by proxy. At the Annual Meeting the stockholders elected the 14 directors listed below to serve as directors of the Company for one-year terms, having received the following votes:

	For	Withheld
James Reade Chisman	2,720,077.73	119,482.11
Dr. Richard F. Clark	2,739,556.96	100,002.88
Russell S. Evans, Jr.	2,740,331.50	99,228.34
Dr. Arthur D. Greene	2,740,249.73	99,310.11
Stephen D. Harris	2,739,861.43	99,698.41
John Cabot Ishon	2,726,853.36	112,706.48
Eugene M. Jordan	2,733,394.34	106,165.50
John B. Morgan, II	2,733,843.73	105,716.11
Louis G. Morris	2,729,827.73	109,732.11
Robert L. Riddle	2,740,249.73	99,310.11
Dr. H. Robert Schappert	2,728,561.73	110,998.11
Robert F. Shuford	2,727,421.73	112,138.11
Ellen Clark Thacker	2,739,749.73	99,810.11
Melvin R. Zimm	2,729,194.34	110,365.50

No other matters were voted on during the 2007 Annual Meeting.

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended August 11, 1992 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 9, 2007	/s/ Robert F. Shuford
Robert F. Shuford
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 9, 2007	/s/ Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)