Form 10-Q
period 2007-09-30
OLD POINT FINANCIAL CORP
filed 2007-11-09
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

4,922,592 shares of common stock ($5.00 par value) outstanding as of October 31, 2007

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

(i)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from banks	$14,266,662	$18,571,359
Federal funds sold	38,182,740	18,213,002

Cash and cash equivalents	52,449,402	36,784,361
Securities available-for-sale, at fair value	143,112,713	184,806,097
Securities held-to-maturity (fair value approximates $3,670,701 and $3,454,019)	3,632,000	3,432,000
Loans, net of allowance for loan losses of $5,133,009 and $4,783,685	581,870,509	578,809,269
Premises and equipment, net	26,665,380	26,409,594
Bank-owned life insurance	12,632,868	10,608,106
Other assets	7,214,658	6,671,859

	$827,577,530	$847,521,286

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$96,997,425	$96,652,975
Savings deposits	189,949,008	201,273,300
Time deposits	313,751,567	290,488,326

Total deposits	600,698,000	588,414,601
Federal funds purchased, repurchase agreements and other borrowings	55,404,558	57,052,656
Federal Home Loan Bank advances	90,000,000	125,000,000
Accrued expenses and other liabilities	3,356,949	2,388,777

Total liabilities	749,459,507	772,856,034

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 3,944,711 and 3,992,155 shares issued	19,723,555	19,960,775
Additional paid-in capital	15,296,590	14,718,903
Retained earnings	44,095,213	42,245,413
Accumulated other comprehensive loss	(997,335)	(2,259,839)

Total stockholders’ equity	78,118,023	74,665,252

	$827,577,530	$847,521,286

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$10,654,274	$9,822,512	$31,361,052	$27,126,679
Interest on federal funds sold	346,426	102,069	643,702	235,233
Interest on securities:
Taxable	1,009,048	1,275,902	3,383,776	3,841,542
Tax-exempt	305,910	349,971	953,561	1,105,211
Dividends and interest on all other securities	102,052	112,799	323,413	291,797

Total interest and dividend income	12,417,710	11,663,253	36,665,504	32,600,462

Interest Expense:
Interest on savings deposits	630,233	608,301	1,923,466	1,672,906
Interest on time deposits	3,599,098	2,936,614	10,253,897	7,742,252
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	489,580	496,439	1,467,325	1,368,653
Interest on Federal Home Loan Bank advances	1,171,954	1,405,214	3,807,247	3,543,260

Total interest expense	5,890,865	5,446,568	17,451,935	14,327,071
Net interest income	6,526,845	6,216,685	19,213,569	18,273,391
Provision for loan losses	200,000	300,000	700,000	900,000

Net interest income after provision for loan losses	6,326,845	5,916,685	18,513,569	17,373,391

Noninterest Income:
Income from fiduciary activities	766,967	652,676	2,346,658	1,991,576
Service charges on deposit accounts	1,388,681	1,338,497	4,231,504	4,063,994
Other service charges, commissions and fees	608,760	461,678	1,775,907	1,715,315
Income from bank-owned life insurance	158,745	140,332	455,091	407,060
Gain on available-for-sale securities, net	0	5,406	3,168	7,302
Other operating income	112,717	114,892	435,298	340,504

Total noninterest income	3,035,870	2,713,481	9,247,626	8,525,751

Noninterest Expense:
Salaries and employee benefits	3,981,943	3,830,050	11,924,354	11,366,697
Occupancy and equipment	928,315	861,492	2,716,096	2,638,802
Service fees	94,042	174,322	260,083	543,508
Data processing	223,340	195,525	646,852	550,797
Marketing	187,964	167,620	564,346	498,827
Customer development	176,599	171,316	515,663	465,645
Employee professional development	174,607	170,645	500,211	461,929
Other	817,623	717,668	2,355,925	2,247,847

Total noninterest expenses	6,584,433	6,288,638	19,483,530	18,774,052

Income before income taxes	2,778,282	2,341,528	8,277,665	7,125,090
Income tax expense	798,062	630,500	2,353,220	1,917,872

Net income	$1,980,220	$1,711,028	$5,924,445	$5,207,218

Basic Earnings per Share:
Average shares outstanding	4,939,269	4,990,103	4,971,784	4,989,881
Net income per share of common stock	$0.40	$0.34	$1.19	$1.04

Diluted Earnings per Share:
Average shares outstanding	4,974,275	5,059,145	5,014,856	5,063,658
Net income per share of common stock	$0.40	$0.34	$1.18	$1.03

See Notes to Consolidated Financial Statements.

Note - Per share data adjusted for 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
FOR NINE MONTHS ENDED SEPTEMBER 30, 2007
Balance at beginning of period	3,992,155	$19,960,775	$14,718,903	$42,245,413	$(2,259,839)	$74,665,252
Comprehensive income:
Net income	—	—	—	5,924,445	—	5,924,445
Unrealized holding gains arising during the period (net of tax, $651,458)					1,264,595	1,264,595
Reclassification adjustment (net of tax, $1,077)	—	—	—	—	(2,091)	(2,091)

Total comprehensive income	—	—	—	5,924,445	1,262,504	7,186,949
Sale of common stock	17,741	88,705	548,909	(482,693)	—	154,921
Repurchase and retirement of common stock	(65,185)	(325,925)		(1,366,560)		(1,692,485)
Nonqualified stock options	—	—	28,778	—		28,778
Cash dividends ($0.56 per share)	—	—	—	(2,225,392)	—	(2,225,392)

Balance at end of period	3,944,711	$19,723,555	$15,296,590	$44,095,213	$(997,335)	$78,118,023

FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
Balance at beginning of period	4,013,553	$20,067,765	$14,319,580	$39,074,325	$(2,405,624)	$71,056,046
Comprehensive income:
Net income	—	—	—	5,207,218	—	5,207,218
Unrealized holding gains arising during the period (net of tax, $68,727)					133,412	133,412
Reclassification adjustment (net of tax, $2,483)	—	—	—	—	(4,819)	(4,819)

Total comprehensive income				5,207,218	128,593	5,335,811
Sale of common stock	12,215	61,075	358,107	(260,476)	—	158,706
Repurchase and retirement of common stock	(33,613)	(168,065)		(799,624)		(967,689)
Nonqualified stock options	—	—	41,216	—		41,216
Cash dividends ($0.52 per share)	—	—	—	(2,074,228)	—	(2,074,228)

Balance at end of period	3,992,155	$19,960,775	$14,718,903	$41,147,215	$(2,277,031)	$73,549,862

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,924,445	$5,207,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,267,151	1,174,308
Provision for loan losses	700,000	900,000
Net gain on sale of available-for-sale securities	(3,168)	(7,302)
Net accretion of securities	(49,408)	(38,806)
Loss (gain) on disposal of equipment	(14,873)	4,954
Changes in assets/liabilities:
Increase in bank-owned life insurance	(2,024,762)	(1,007,667)
Increase in other assets	(1,193,178)	(1,172,343)
Increase in other liabilities	968,172	1,367,976

Net cash provided by operating activities	5,574,379	6,428,338

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(14,797,010)	(4,690,555)
Purchases of held-to-maturity securities	(800,000)	(500,000)
Proceeds from maturities and calls of securities	56,470,854	9,415,950
Proceeds from sales of available-for-sale securities	2,585,000	1,895,000
Loans made to customers	(202,955,665)	(243,719,248)
Principal payments received on loans	199,194,424	164,260,571
Purchases of premises and equipment	(1,508,064)	(6,397,912)

Net cash provided by (used in) investing activities	38,189,539	(79,736,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	344,450	2,605,928
Increase in savings deposits	(11,324,292)	(379,483)
Proceeds from the sale of time deposits	109,041,988	143,077,065
Payments for maturing time deposits	(85,778,747)	(112,806,401)
Increase (decrease) in federal funds purchased and repurchase agreements	(1,606,163)	12,948,341
Increase (decrease) in Federal Home Loan Bank advances	(35,000,000)	35,000,000
Decrease in interest-bearing demand notes and other borrowed money	(41,935)	(1,162,063)
Proceeds from issuance of common stock	154,921	158,706
Repurchase and retirement of common stock	(1,692,485)	(967,689)
Effect of nonqualified stock options	28,778	41,216
Cash dividends paid on common stock	(2,225,392)	(2,074,228)

Net cash provided by (used in) financing activities	(28,098,877)	76,441,392

Net increase in cash and cash equivalents	15,665,041	3,133,536
Cash and cash equivalents at beginning of period	36,784,361	15,606,024

Cash and cash equivalents at end of period	$52,449,402	$18,739,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$17,491,823	$13,704,747
Income tax	$2,475,000	$1,975,000
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on investment securities	$1,912,885	$194,837
Loans transferred to other real estate owned	$240,000	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2007 and December 31, 2006, the results of operations for the three months and nine months ended September 30, 2007 and 2006, and statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

On August 16, 2007 the Company declared a 5 for 4 stock split in the form of a dividend payable October 1, 2007. All per share data presented in this Form 10-Q has been updated to reflect the 5 for 4 stock split in the form of a dividend.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at September 30, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2007
Obligations of U.S. Government agencies	$2,900	$4	$(5)	$2,899
Obligations of state and political subdivisions	732	40	—	772

Total	$3,632	$44	$(5)	$3,671

December 31, 2006
Obligations of U.S. Government agencies	$2,700	$—	$(24)	$2,676
Obligations of state and political subdivisions	732	46	—	778

Total	$3,432	$46	$(24)	$3,454

Amortized costs and fair values of securities available-for-sale at September 30, 2007 and December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2007
U.S. Treasury securities	$994	$1	$—	$995
Obligations of U.S. Government agencies	109,759	22	(845)	108,936
Obligations of state and political subdivisions	25,999	298	—	26,297
Money market investments	1,011	—	—	1,011
Federal Home Loan Bank stock—restricted	5,565	—	—	5,565
Federal Reserve Bank stock—restricted	169	—	—	169
Other marketable equity securities	168	—	(28)	140

Total	$143,665	$321	$(873)	$143,113

December 31, 2006
U.S. Treasury securities	$981	$—	$—	$981
Obligations of U.S. Government agencies	148,981	—	(2,895)	146,086
Obligations of state and political subdivisions	29,157	458	—	29,615
Money market investments	721	—	—	721
Federal Home Loan Bank stock—restricted	7,094	—	—	7,094
Federal Reserve Bank stock—restricted	169	—	—	169
Other marketable equity securities	168	—	(28)	140

Total	$187,271	$458	$(2,923)	$184,806

Information pertaining to securities with gross unrealized losses at September 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2007
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$—	$—	$845	$98,914	$845	$98,914

Total debt securities	—	—	845	98,914	845	98,914
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$—	$—	$873	$98,936	$873	$98,936

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$—	$—	$5	$1,095	$5	$1,095

Total securities held-to-maturity	$—	$—	$5	$1,095	$5	$1,095

Total	$—	$—	$878	$100,031	$878	$100,031

	December 31, 2006
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$—	$—	$2,895	$146,087	$2,895	$146,087

Total debt securities	—	—	2,895	146,087	2,895	146,087
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$—	$—	$2,923	$146,109	$2,923	$146,109

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$1	$499	$23	$1,677	$24	$2,176

Total securities held-to-maturity	$1	$499	$23	$1,677	$24	$2,176

Total	$1	$499	$2,946	$147,786	$2,947	$148,285

The Company has the ability and intent to hold these securities until maturity. The securities are impaired primarily due to rising interest rates after the securities were purchased. None of the securities are impaired due to credit issues. Therefore, securities with a loss are considered temporarily impaired.

Note 3. Loans

Loans at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Commercial and other loans	$69,221	$67,697
Real estate loans:
Construction	63,681	81,227
Farmland	47	220
Equity lines of credit	32,037	26,809
1-4 family residential	121,496	120,915
Multifamily residential	7,075	5,898
Nonfarm nonresidential	235,837	213,606
Installment loans to individuals	54,232	63,670
Tax-exempt loans	3,114	3,191

Total loans	586,740	583,233
Less: Allowance for loan losses	(5,133)	(4,784)
Net deferred loan costs	264	360

Loans, net	$581,871	$578,809

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2007 and for the year ended December 31, 2006:

	September 30, 2007	December 31, 2006
	(in thousands)
Balance, beginning of year	$4,784	$4,448
Recoveries	204	331
Provision for loan losses	700	1,200
Loans charged off	(555)	(1,195)

Balance, end of period	$5,133	$4,784

Note 5. Share-Based Compensation

Share-based compensation arrangements include stock options, restricted stock awards, performance-based awards, stock appreciation rights and employee stock purchase plans. Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. The Company adopted SFAS No. 123R as of January 1, 2006. As of September 30, 2007, the Company had not issued any new options since SFAS No. 123R became effective.

The Company has stock option plans which have 476,086 shares of common stock reserved for grants to key employees and directors. Options to purchase 250,056 shares of common stock from these plans are outstanding at September 30, 2007. The common stock reserved for grants and common stock outstanding have been adjusted for the 5 for 4 stock split in the form of a dividend paid on October 1, 2007. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant, and an option’s maximum term is ten years.

Stock option plan activity for the nine months ended September 30, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	304,676	$17.82
Granted	—	—
Exercised	(30,870)	11.19
Canceled or expired	(23,750)	20.05

Options outstanding, September 30	250,056	18.43	3.90	$834,427
Options exercisable, September 30	250,056	$18.43	3.90	$834,427

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on changes in the market value of the Company’s stock.

The total proceeds of options exercised during the nine months ended September 30, 2007 was $345 thousand. The intrinsic value for options exercised during the nine months ended September 30, 2007 was $327 thousand.

As of September 30, 2007, there was no unrecognized compensation expense because all outstanding options were vested.

SFAS No. 123R requires the benefits of tax deductions in excess of grant-date fair value to be reported as a financing cash flow. The Company had a $29 thousand tax benefit deduction from the exercise of stock options in the first nine months of 2007.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan. The components of net periodic pension cost are as follows:

Three months ended September 30,	2007	2006
	Pension Plan Cost (Benefit)
Service cost	$—	$126,049
Interest cost	71,948	83,788
Expected return on plan assets	(102,902)	(96,067)
Amortization of prior service cost	—	320
Amortization of net loss	8,606	44,789

Net periodic pension plan cost (benefit)	$(22,348)	$158,879

Nine months ended September 30,	2007	2006
	Pension Plan Cost (Benefit)
Service cost	$—	$378,147
Interest cost	215,843	251,364
Expected return on plan assets	(308,705)	(288,201)
Amortization of prior service cost	—	960
Amortization of net loss	25,817	134,367

Net periodic pension plan cost (benefit)	$(67,045)	$476,637

The Company has not made and, does not expect to make, any contributions to the plan in 2007.

Note 7. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

Potential common shares outstanding attributable to stock options of 146 thousand were not included in the diluted earnings per share calculation because they were antidilutive. The number of shares has been adjusted for the 5 for 4 stock split in the form of a stock dividend paid October 1, 2007.

Note 8. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS No. 159 may have on its consolidated financial statements.

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

Critical Accounting Policies and Estimates

As of September 30, 2007, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the third quarter of 2007 was $2.0 million as compared with $1.7 million earned in the comparable quarter in 2006, an increase of 15.73%. Basic and diluted earnings per share for the third quarter 2007 were $0.40. Basic and diluted earnings per share for the third quarter of 2006 were $0.34.

Net income for the nine months ending September 30, 2007 was $5.9 million as compared to $5.2 million, an increase of 13.77%. Basic and diluted earnings per share for the nine months ending September 30, 2007 were $1.19 and $1.18 as compared to $1.04 and $1.03 for the nine months ending September 30, 2006.

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

Net interest income, on a fully tax equivalent basis, was $6.7 million in the third quarter of 2007, an increase of $286 thousand from the third quarter of 2006. The net interest margin was 3.50% in the third quarter of 2007 and 3.37% in the third quarter of 2006.

Tax equivalent interest income increased $730 thousand, or 6.15%, in the third quarter of 2007 compared to the same period of 2006. Average earning assets grew $6.0 million, or 0.79%. The average yield on earning assets during the third quarter of 2007 was 33 basis points higher than during the third quarter of 2006.

For the nine months ended September 30, 2007, net interest income on a fully tax equivalent basis increased $861 thousand, or 4.56%, over the comparable period in 2006. Comparing the first nine months of 2007 to 2006, average loans increased $53.9 million, or 10.13%, while investment securities decreased $24.4 million, or 12.47%. Average earning assets increased $39.7 million, or 5.42%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The net interest yield decreased 2 basis points from 3.43% in 2006 to 3.41% in 2007.

Interest expense increased $444 thousand, or 8.15%, and average interest-bearing liabilities increased $9.1 million, or 1.43%, in the third quarter of 2007 compared to the same period of 2006. The cost of funding those liabilities increased 23 basis points. For the nine months ended September 30, 2007, interest expense increased $3.1 million, or 28.81%, over the same period in 2006.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$586,207	$10,673	7.28%	$558,962	$9,844	7.04%
Investment securities:
Taxable	127,249	1,111	3.49%	163,953	1,388	3.39%
Tax-exempt	26,291	463	7.05%	30,203	530	7.02%

Total investment securities	153,540	1,574	4.10%	194,156	1,918	3.95%
Federal funds sold	27,125	347	5.12%	7,778	102	5.25%

Total earning assets	766,872	$12,594	6.57%	760,896	$11,864	6.24%
Reserve for loan losses	(5,167)			(4,586)
Other nonearning assets	56,913			51,966

Total assets	$818,618			$808,276

Time and savings deposits:
Interest-bearing transaction accounts	$10,339	$7	0.27%	$8,863	$6	0.27%
Money market deposit accounts	147,987	574	1.55%	149,007	552	1.48%
Savings accounts	38,792	49	0.51%	40,059	51	0.51%
Time deposits, $100,000 or more	113,744	1,427	5.02%	96,592	1,106	4.58%
Other time deposits	189,742	2,172	4.58%	173,314	1,830	4.22%

Total time and savings deposits	500,604	4,229	3.38%	467,835	3,545	3.03%
Federal funds purchased, repurchase agreements and other borrowings	50,535	490	3.88%	49,244	497	4.04%
Federal Home Loan Bank advances	90,000	1,172	5.21%	115,000	1,405	4.89%

Total interest-bearing liabilities	641,139	5,891	3.68%	632,079	5,447	3.45%
Demand deposits	96,559			100,291
Other liabilities	3,248			2,673
Stockholders’ equity	77,672			73,233

Total liabilities and stockholders’ equity	$818,618			$808,276

Net interest income/yield		$6,703	3.50%		$6,417	3.37%

	For the nine months ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$585,707	$31,419	7.15%	$531,850	$27,187	6.82%
Investment securities:
Taxable	143,699	3,707	3.44%	163,768	4,133	3.36%
Tax-exempt	27,412	1,445	7.03%	31,710	1,674	7.04%

Total investment securities	171,111	5,152	4.01%	195,478	5,807	3.96%
Federal funds sold	16,635	644	5.16%	6,394	235	4.90%

Total earning assets	773,453	$37,215	6.42%	733,722	$33,229	6.04%
Reserve for loan losses	(5,039)			(4,541)
Other nonearning assets	55,668			50,379

Total assets	$824,082			$779,560

Time and savings deposits:
Interest-bearing transaction accounts	$10,855	$21	0.26%	$8,712	$17	0.26%
Money market deposit accounts	151,890	1,754	1.54%	151,538	1,502	1.32%
Savings accounts	39,215	148	0.50%	41,088	154	0.50%
Time deposits, $100,000 or more	108,132	4,041	4.98%	88,055	2,782	4.21%
Other time deposits	186,060	6,213	4.45%	168,110	4,960	3.93%

Total time and savings deposits	496,152	12,177	3.27%	457,503	9,415	2.74%
Federal funds purchased, repurchase agreements and other borrowings	50,237	1,468	3.90%	50,116	1,369	3.64%
Federal Home Loan Bank advances	102,040	3,807	4.97%	99,170	3,543	4.76%

Total interest-bearing liabilities	648,429	17,452	3.59%	606,789	14,327	3.15%
Demand deposits	96,255			98,528
Other liabilities	2,536			2,319
Stockholders’ equity	76,862			71,924

Total liabilities and stockholders’ equity	$824,082			$779,560

Net interest income/yield		$19,763	3.41%		$18,902	3.43%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $700 thousand for the first nine months of 2007, and $900 thousand in the comparable period in 2006. Loans charged off (net of recoveries) in the first nine months of 2007 were $372 thousand lower than in the first nine months of 2006. On an annualized basis, net loan charge-offs were 0.06% of total loans for the first nine months of 2007 compared with 0.13% for the same period in 2006.

On September 30, 2007, nonperforming assets totaled $2.5 million compared with $1.4 million on September 30, 2006. The September 2007 total consisted of $1.3 million in restructured debt, $735 thousand in loans still accruing interest but past due 90 days or more, $282 thousand in nonaccrual loans, and $165 thousand in a former branch site listed for sale. The September 2006 total consisted of $1.1 million in loans still accruing interest but past due 90 days or more, $158 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. Although nonperforming assets as of September 30, 2007 were approximately $1.1 million higher than the same period in 2006, $1.3 million of this amount is due to restructured debt, which is current and paying as agreed.

The allowance for loan losses on September 30, 2007 was $5.1 million, compared with $4.6 million on September 30, 2006. As of September 30, 2007 the allowance for loan losses represented a multiple of 2.04 times nonperforming assets and 2.18 times nonperforming loans. Nonperforming loans includes nonaccrual loans, loans still accruing interest but past due 90 days or more and restructured loans. The allowance for loan losses was 0.87% and 0.81% of total loans on September 30, 2007 and 2006, respectively.

Noninterest Income

For the third quarter of 2007, noninterest income increased $322 thousand, or 11.88%, over the same period in 2006. The majority of the increase in noninterest income is attributed to fiduciary income and other service charges, commissions and fees. $114 thousand of the growth in noninterest income is attributed to income from fiduciary activities as a result of a fee increase, growth in new business and market value growth. Income from other service charges, commissions and fees was $147 thousand higher in the third quarter 2007 than in the same period of 2006. The majority of the $147 thousand in growth in other service charges, commissions and fees is related to debit card income.

For the nine months ending September 30, 2007, noninterest income increased $722 thousand or 8.47% over the same period in 2006. The majority of the increase in income is from fiduciary activities, service charges on deposit accounts and other operating income. Fee increases and growth in new business have positively affected fiduciary income. $142 thousand of the increase in service charges on deposit accounts is related to lower charge offs of nonsufficient funds charges assessed on demand deposit accounts. Other operating income increased due to increases in mortgage brokerage income.

Noninterest Expenses

For the third quarter of 2007, noninterest expenses increased only $296 thousand, or 4.70%, over the third quarter of 2006. Salaries and employee benefits increased by $152 thousand, or 3.97%, as a result of normal yearly salary increases and an increase of 6 in full time equivalent positions.

Occupancy expenses increased only $67 thousand, or 7.76%. The Company has not opened any new facilities since February 2006 and has been able to control expenses in this area. The Company plans to open an additional branch in the Virginia Beach area in the fourth quarter of this year and expects occupancy costs to rise as a result.

For the nine months ending September 30, 2007, noninterest expense was $709 thousand or 3.78% higher than the same period in 2006.

Balance Sheet Review

At September 30, 2007, the Company had total assets of $827.6 million, a decrease of 2.35% from $847.5 million at December 31, 2006. Net loans as of September 30, 2007 were $581.9 million, an increase of 0.53% from $578.8 million at December 31, 2006.

Average assets for the first nine months of 2007 were $824.1 million compared to $779.6 million for the first nine months of 2006. The growth in assets in 2007 was due to the growth in average loans, which increased 10.13% as compared to the same period in 2006.

Total investment securities at September 30, 2007 were $146.8 million, a decrease of 22.04% from $188.2 million on December 31, 2006. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

During 2007, one of the Company’s strategic goals is to restructure the balance sheet in order to improve the net interest margin. At the Bank, $93.2 million in government agency securities will be maturing in 2007. As of December 31, 2006, these securities had an average annual yield of 3.16%. In addition, the Bank had $125.0 million in Federal Home Loan Bank of Atlanta (FHLB) advances outstanding as of December 31, 2006 with an average annual yield of 4.81%.

During 2007, the Company is using funds from the low yielding maturing securities to pay down its high cost FHLB advances or to invest in higher yielding loans or securities. During the first nine months of 2007 the Company reduced its FHLB advances by $35.0 million.

At September 30, 2007, total deposits increased to $600.7 million, up 2.09% from $588.4 million at December 31, 2006. The majority of this growth occurred in the Company’s time deposit category.

Capital Resources

Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at September 30, 2007. As shown below, these ratios were all well above the regulatory minimum levels.

	2007 Regulatory Minimums	September 30, 2007
Tier 1	4.00%	12.06%
Total Capital	8.00%	12.85%
Tier 1 Leverage	3.00%	9.66%

Quarter-end book value per share was $19.89 in 2007 and $18.42 in 2006. Book value has not been adjusted to reflect the 5 for 4 stock split in the form of a dividend payable October 1, 2007. Cash dividends were $2.2 million or $0.56 per share for the nine months ended September 30, 2007, and $2.1 million or $0.52 per share for the nine months ended September 30, 2006. The common stock of the Company has not been extensively traded.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from FHLB. As of the end of the third quarter of 2007, the Company had $156.7 million in FHLB borrowing availability. The Company has short-term unsecured borrowed funds available in the form of federal funds with correspondent banks. As of the end of the third quarter of 2007, the Company had $40.0 million available in federal funds to handle any short-term borrowing needs.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available for sale. The Company’s primary external source of liquidity is advances from the FHLB.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require cash outflows.

As of September 30, 2007, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of September 30, 2007, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Other

The Company purchased property for two future branch sites in 2006. These properties were purchased with cash, not financed. The Company intends to open one of these future branch sites by the end of 2007 and the other site by the end of 2008. Funds will be used to renovate or construct branches at these locations.

In August 2007, the Company purchased one of its leased branches in Hampton. The purchase price was $740 thousand, and the Company purchased the property with cash. The Company plans to renovate this branch in 2008.

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

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2007. It should be noted, however, that non-maturing deposit liabilities totaling $190.0 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings at September 30, 2007. The rate shock model reveals that a 100 basis point decrease in rates would cause an approximately 2.62% decrease in net income and a 200 basis point decrease in rates would cause an approximately 5.92% decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause an approximately 2.88% increase in net income and that a 200 basis point rise in rates would cause an approximately 4.88% increase in net income.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of either the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

As of September 30, 2007, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table, which has not been adjusted for the 5 for 4 stock split in the form of a stock dividend payable October 1, 2007, presents the Company’s share repurchases during the period ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
7/1/2007 - 7/31/2007	34,400	$25.17	34,400	134,423
8/1/2007 - 8/31/2007	—	—	—	134,423
9/1/2007 - 9/30/2007	—	—	—	134,423

Total	34,400		34,400

(1)	Replacing a similar authorization in 2006, on January 9, 2007, the Company authorized a program to repurchase during any calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. There is currently no stated expiration date for this program. The Company repurchased 34,400 shares of the Company’s common stock during the quarter ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated September 11, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed September 20, 2007)

10.6	Base Salaries of Named Executive Officers of the Registrant

10.8	Memorandum of Understanding, dated September 10, 2007, between The Old Point National Bank of Phoebus and Tidewater Mortgage Services, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 9, 2007	/s/ Robert F. Shuford
Robert F. Shuford
Chairman, President & Chief Executive Officer (Principal Executive Officer)

November 9, 2007	/s/ Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/ Finance (Principal Financial & Accounting Officer)