Form 10-K
period 2007-12-31
OLD POINT FINANCIAL CORP
filed 2008-03-14
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2007 was $60,448,140 based on the closing sales price on the NASDAQ Capital Market of $25.53.

There were 4,907,567 shares of common stock outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on April 22, 2008, are incorporated by reference in Part III of this report.

OLD POINT FINANCIAL CORPORATION

FORM 10-K

-i-

Part I

Item 1.	Business

GENERAL

Old Point Financial Corporation (the Company) was incorporated under the laws of Virginia on February 16, 1984, for the purpose of acquiring all the outstanding common stock of The Old Point National Bank of Phoebus (the Bank), in connection with the reorganization of the Bank into a one-bank holding company structure. At the annual meeting of the stockholders on March 27, 1984, the proposed reorganization was approved by the requisite stockholder vote. At the effective date of the reorganization on October 1, 1984, the Bank merged into a newly formed national bank as a wholly-owned subsidiary of the Company, with each outstanding share of common stock of the Bank being converted into five shares of common stock of the Company.

The Company completed a spin-off of its trust department as of April 1, 1999. The newly formed organization is chartered as Old Point Trust and Financial Services, N.A. (Trust). Trust is a wholly-owned subsidiary of the Company. The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries which continue to conduct business in substantially the same manner.

The Bank is a national banking association that was founded in 1922. As of the end of 2007, the Bank had 19 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, and investment management services to individual and business customers. The Bank opened its 20th branch location in the Hilltop area of Virginia in January 2008 in the City of Virginia Beach.

As of December 31, 2007, the Company had assets of $822.6 million, loans of $597.1 million, deposits of $596.2 million, and stockholders’ equity of $79.7 million. At year-end, the Company and its subsidiaries had a total of 311 employees, 23 who were part-time.

The Company’s market area is located in Hampton Roads. According to the United States Census Bureau, Hampton Roads is the 33rd most populous Metropolitan Statistical Area (MSA) in the United States. Situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor, the Hampton Roads MSA includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg; and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry.

The Hampton Roads MSA is the largest market between Washington, D.C. and Atlanta, Georgia, and the fourth largest MSA in the southeast. The region has seen a 4.3% increase in population between 2000 and 2006 and was home to 1.65 million people as of July 2006. The Virginia Employment Commission projects the population in the Hampton Roads MSA to be nearly 1.82 million people by the year 2020.

The banking business in Virginia, and in the Bank’s primary service area in Hampton Roads, is highly competitive, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Bank competes by emphasizing customer service and technology, establishing long-term customer relationships and building customer loyalty, and providing products and services to address the specific needs of the Company’s customers. Through the Bank, the Company targets individual and small-to-medium size business customers.

Because community banks typically rely on branch deposits to fund loans, competition for local deposits is fierce. As a result, the Bank launched several incentive programs to aid in the generation of core deposits. As of June 30, 2007, the Bank holds sixth place with 3% market share of all Hampton Roads deposits, up one place from last year, and two places since June 2005. The Bank’s total deposits for the entire Hampton Roads area grew by just over $41 million, or 7% between June 2006 and June 2007. In addition, the Bank remains strong on the Peninsula with 13% market share. The Bank’s deposits on the Peninsula grew by nearly $13 million, or 3%, between June 2006 and June 2007.

Overall deposit growth remains strong in the Bank’s smaller markets as well. In Hampton, the Bank regains first place with 35% market share, deposit growth totaling almost $8 million, or 3%.

The Bank continues these growth trends in Chesapeake with 17% deposit growth, and also in Norfolk with 16% deposit growth. With plans to open another branch in the Ghent area of Norfolk in early 2009, the Bank’s market share is expected to increase. Deposit growth was a bit slower in other areas of the MSA, but the Bank experienced no negative growth in deposits between June 2006 and June 2007. Deposits grew 4% in the Williamsburg/James City County market and 2% in Newport News.

Eagle Harbor, the Bank’s first branch in Carrollton/Isle of Wight County, opened in April 2006, and is doing very well. In fourteen months, as of June 30, 2007, Eagle Harbor had 319% deposit growth, and had acquired 1% share of the Isle of Wight/Suffolk market. The Company expects the Bank’s market share to continue to increase over the next year.

Independence, the Bank’s first branch in Virginia Beach, has seen 97% deposit growth as of June 30, 2007. The staff in the Independence branch continues to work hard to increase Old Point’s name recognition in this region of the MSA. With the increasing level of business and revitalization occurring in the Independence branch’s area of the city, the Bank expects its market share to continue to grow, particularly with the addition of a second Virginia Beach location in the Hilltop area that opened in January 2008.

Moving forward, it is important that the Bank maintains its strong presence on the Peninsula, while striving to increase and grow the Company’s presence on the Southside.

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

General. The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), which include, but are not limited to, the filing of annual, quarterly and other reports with the SEC. As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (the SOX), which is aimed at improving corporate governance and reporting procedures and requires additional corporate governance measures and expanded disclosure of the Company’s corporate operations and internal controls. The Company is complying with the applicable SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Company has incurred and will continue to incur additional expense in complying with the provisions of the SOX and the resulting regulations, this compliance has not had, and is not expected to have, a material impact on the Company’s financial condition or results of operations.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Board of Governors Federal Reserve System (the FRB). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB’s approval is also required for the merger or consolidation of bank holding companies.

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

As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the Comptroller). Each depositor’s account with the Bank is insured by the Federal Deposit Insurance Corporation (the FDIC) to the maximum amount permitted by law. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by Federal banking law.

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

Capital Requirements. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings by the regulatory agencies and are counted as a percentage of their book value. See “Management’s Discussion and Analysis – Capital Resources” in Item 7 of this report on Form 10-K.

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). There are five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations to implement these provisions. Under these regulations, the categories are:

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

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (the DIF) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.

Mortgage Banking Regulation. The Bank’s mortgage banking operation is subject to the rules and regulations of, and examination by the U.S. Department of Housing and Urban Development, the Federal Housing Administration, the Veterans Administration and other federal and state regulatory authorities with respect to originating, processing and selling mortgage loans.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the GLBA) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complementary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

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

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the CRA). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process. These efforts also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Reporting Terrorist Activities. The Office of Foreign Assets Control (OFAC), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company’s profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company’s control, including competition, federal economic, monetary and fiscal policies, and economic conditions. Changes in interest rates affect operating performance and financial condition. The Company tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s net interest margin and, in turn, its profitability. At December 31, 2007, based on scheduled maturities only, the Company’s balance sheet was liability sensitive at the one year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment.

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

Negative public opinion could damage the Company’s reputation and adversely impact the Company’s business, financial condition and results of operation. Reputation risk, or the risk to the Company’s business, financial condition and results of operation from negative public opinion, is inherent in the financial services industry. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices and corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion could adversely affect the Company’s ability to keep and attract customers and employees and could expose it to litigation and regulatory action. Damage to the Company’s reputation could adversely affect deposits and loans and otherwise negatively affect the Company’s business, financial condition and results of operation.

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

As of December 31, 2007, the Bank owns the main office located in Hampton, Virginia, five office buildings and 14 branches. All of these are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining three branches are leased from unrelated parties under leases with renewal options that expire anywhere from two to eleven years.

For more information concerning the commitments under current leasing agreements, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

The Bank owns one property in Norfolk which is designated as a future branch location. The Bank anticipates opening this branch in early 2009. The Bank opened its 20th branch location in the Hilltop area of Virginia in January 2008 in the City of Virginia Beach.

Item 3.	Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years
Robert F. Shuford (70)	1965	Banker
Chairman, President & Chief Executive Officer
Old Point Financial Corporation

Louis G. Morris (53)	1988	Banker
Executive Vice President/OPNB
Old Point Financial Corporation

Margaret P. Causby (57)	1996	Banker
Senior Vice President/Risk Management
Old Point Financial Corporation

Laurie D. Grabow (50)	1999	Banker
Chief Financial Officer & Senior Vice President/Finance
Old Point Financial Corporation

Eugene M. Jordan, II (53)	2003	Banker
Executive Vice President/Trust
Old Point Financial Corporation

Robert F. Shuford, Jr. (43)	2003	Banker
Senior Vice President/Operations
Old Point Financial Corporation

Melissa L. Burroughs (43)	2007	Banker
Senior Vice President/Lending & Business Development
Old Point Financial Corporation

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol “OPOF”. The approximate number of stockholders of record as of February 29, 2008 was 1,244. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $17.55. The range of high and low prices and dividends paid per share of the Company’s common stock for each quarter during 2007 and 2006 is presented in Item 7 of this report on Form 10-K under “Capital Resources” and is incorporated herein by reference. Additional information related to stockholder matters can be found in Note 15 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
10/1/2007 - 10/31/2007	8,125	—	8,125	161,528
11/1/2007 - 11/30/2007	17,000	—	17,000	144,528
12/1/2007 - 12/31/2007	—	—	—	144,528

Total	25,125		25,125

(1)	On January 9, 2007, the Company authorized a program to repurchase during any given calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. There is currently no stated expiration date for this program. As of December 31, 2007, the Company had repurchased 90,310 shares under the current program. The Company repurchased 25,125 shares of the Company’s common stock during the quarter ended December 31, 2007.

Item 6.	Selected Financial Data

The following table summarizes the Company’s performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2007	2006	2005	2004	2003
	(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$49,021	$44,885	$36,487	$33,639	$33,167
Interest expense	23,349	20,276	12,321	9,248	9,643

Net interest income	25,672	24,609	24,166	24,391	23,524
Provision for loan losses	1,000	1,200	1,050	850	1,000

Net interest income after provision for loan losses	24,672	23,409	23,116	23,541	22,524
Net gains on available-for-sale securities	3	9	10	215	60
Noninterest income	12,483	11,397	10,355	9,205	7,408
Noninterest expenses	26,023	25,181	23,585	21,172	19,596

Income before income taxes	11,135	9,634	9,896	11,789	10,396
Income tax expense	3,166	2,610	2,628	3,209	2,571

Net income	$7,969	$7,024	$7,268	$8,580	$7,825

FINANCIAL CONDITION

Total assets	$822,557	$847,521	$739,993	$686,275	$645,915
Total deposits	596,165	588,414	536,744	512,160	490,422
Total loans	597,144	583,593	494,697	433,253	405,111
Stockholders’ equity	79,707	74,665	71,056	69,139	63,299
Average assets	824,727	794,367	706,076	669,869	600,733
Average equity	77,479	72,540	70,472	66,456	61,085

PERTINENT RATIOS

Return on average assets	0.97%	0.88%	1.03%	1.28%	1.30%
Return on average equity	10.29%	9.68%	10.31%	12.91%	12.81%
Dividends paid as a percent of net income	37.78%	39.76%	36.47%	28.92%	27.35%
Average equity as a percent of average assets	9.39%	9.13%	9.98%	9.92%	10.17%

PER SHARE DATA ***

Basic earnings per share	$1.61	$1.41	$1.45	$1.72	$1.58
Diluted earnings per share	1.59	1.39	1.42	1.68	1.54
Cash dividends declared	0.61	0.56	0.53	0.50	0.43
Book value	16.24	14.96	14.16	13.78	12.74

GROWTH RATES

Year-end assets	-2.95%	14.53%	7.83%	6.25%	12.02%
Year-end deposits	1.32%	9.63%	4.80%	4.43%	8.01%
Year-end loans	2.32%	17.97%	14.18%	6.95%	7.18%
Year-end equity	6.75%	5.08%	2.77%	9.23%	8.92%
Average assets	3.82%	12.50%	5.41%	11.51%	10.59%
Average equity	6.81%	2.93%	6.04%	8.79%	10.90%
Net income	13.45%	-3.36%	-15.29%	9.65%	10.98%
Cash dividends declared	8.93%	6.06%	6.45%	14.81%	19.21%
Book value	8.56%	5.65%	2.73%	8.23%	7.84%

***	Per share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

Executive Overview

Description of Operations

Headquartered in Hampton, Virginia, the Company is the parent company of Trust and the Bank. Trust is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, cash management, and investment management services to individual and business customers. The Bank is an independent community bank. As of January 2008, the Bank had 20 branches throughout the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County.

Primary Financial Data for 2007

The Company earned $8.0 million in 2007, a 13.45% increase in net income from 2006. The increase in net income was impacted by the net interest margin and by noninterest income. While total interest and dividend income rose by $4.1 million, total interest expense rose by $3.1 million. The Company provided $200 thousand less in the provision for loan loss in 2007 compared to the 2006 provision. Therefore, net interest income after provision for loan loss was $1.3 million more in 2007 when compared to 2006. Noninterest income rose by $1.1 million. Most of this increase in income came from fiduciary activities and service charges on deposits.

Significant Factors Affecting Earnings in 2008

The Bank opened a branch office in the Hilltop section of Virginia Beach in January 2008. The opening of the Hilltop branch is expected to negatively impact earnings in 2008 due to pre-opening expenses that will not be completely offset by the new branch’s earnings. Over the long term, the Hilltop branch is expected to be accretive to earnings.

The new consumer checking account initiative that began in 2005 increased the Company’s customer base. We intend to continue this initiative in 2008 and expect it to be a relevant factor in increased earnings. In addition, management intends to continue its focus on cross-selling other products and services to these new customers in order to build stronger and longer lasting relationships. In addition, the Company plans to continue its incentive plan started in the last half of 2006 directed at the generation of low cost deposits.

On September 10, 2007, the Bank entered into a joint venture agreement with Tidewater Mortgage Services, Inc. to provide mortgage origination services. Under the terms of the agreement, the joint venture is called Old Point Mortgage, LLC and is headquartered in Hampton. The Bank owns 49% of Old Point Mortgage, LLC. Tidewater Mortgage Services, Inc. owns 51% of Old Point Mortgage, LLC and is the managing member. Earnings are expected to increase in 2008 as a result of the joint venture.

Critical Accounting Estimates

The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The accounting policy that required management’s most difficult, subjective or complex judgments is the Company’s Allowance for Loan Losses, which is described below.

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

The Company adopted SFAS No. 114, which has been amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” SFAS No. 114, as amended, requires that the impairment of loans that have been separately identified for evaluation be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. SFAS No. 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

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

Earnings Summary

Net income was $8.0 million, or $1.59 diluted earnings per share in 2007 compared to $7.0 million, or $1.39 diluted earnings per share in 2006 and $7.3 million, or $1.42 diluted earnings per share in 2005. Management was able to improve the net interest margin by realigning the Company’s balance sheet during 2007. During 2007, lower yielding maturing securities were used to retire higher cost Federal Home Loan Bank (FHLB) advances.

Return on average assets was 0.97% in 2007, 0.88% in 2006 and 1.03% in 2005. Return on average equity was 10.29% in 2007, 9.68% in 2006 and 10.31% in 2005.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $26.4 million in 2007, up $959 thousand from 2006 and up $1.3 million from 2005. The net interest margin was 3.42% in 2007 as compared to 3.42% in 2006 and 3.81% in 2005.

Tax equivalent interest income increased $4.0 million, or 8.82%, in 2007. Average earning assets grew $28.2 million, or 3.79%. Total average loans increased $44.5 million, or 8.19%, while average investment securities decreased $27.4 million, or 14.31%. The yield on earning assets increased in 2007 by 30 basis points primarily due to increasing yields in the loan portfolio.

Interest expense increased $3.1 million, or 15.16% in 2007, while average interest-bearing liabilities increased $27.0 million, or 4.35% in 2007. The cost of funding those liabilities increased 33 basis points due to higher interest rates.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(in thousands)
ASSETS

Loans	$587,645	$41,964	7.14%	$543,136	$37,520	6.91%	$450,053	$29,041	6.45%
Investment securities:
Taxable	136,937	4,893	3.57%	160,108	5,533	3.46%	164,311	5,536	3.37%
Tax-exempt	26,914	1,890	7.02%	31,113	2,189	7.04%	36,094	2,584	7.16%

Total investment securities	163,851	6,783	4.14%	191,221	7,722	4.04%	200,405	8,120	4.05%
Federal funds sold	20,255	994	4.91%	9,198	467	5.08%	8,356	270	3.23%

Total earning assets	771,751	49,741	6.45%	743,555	45,709	6.15%	658,814	37,431	5.68%
Reserve for loan losses	(5,092)			(4,588)			(4,210)

	766,659			738,967			654,604

Cash and due from banks	13,531			14,695			15,554
Bank premises and equipment, net	26,686			23,322			20,025
Other assets	17,851			17,383			15,893

Total assets	$824,727			$794,367			$706,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$10,658	$27	0.25%	$9,210	$24	0.26%	$8,360	$22	0.26%
Money market deposit accounts	149,518	2,279	1.52%	150,950	2,063	1.37%	144,655	1,196	0.83%
Savings accounts	38,698	196	0.51%	40,612	203	0.50%	42,559	213	0.50%
Time deposits, $100,000 or more	111,650	5,481	4.91%	106,227	4,071	3.83%	79,321	2,367	2.98%
Other time deposits	187,198	8,468	4.52%	157,133	6,932	4.41%	141,526	4,620	3.26%

Total time and savings deposits	497,722	16,451	3.31%	464,132	13,293	2.86%	416,421	8,418	2.02%
Federal funds purchased, repurchase agreements and other borrowings	51,882	1,970	3.80%	51,167	1,913	3.74%	51,134	1,160	2.27%
Federal Home Loan Bank advances	98,085	4,928	5.02%	105,386	5,070	4.81%	63,316	2,743	4.33%

Total interest-bearing liabilities	647,689	23,349	3.60%	620,685	20,276	3.27%	530,871	12,321	2.32%
Demand deposits	96,475			98,622			102,722
Other liabilities	3,084			2,520			2,011

Total liabilities	747,248			721,827			635,604
Stockholders’ equity	77,479			72,540			70,472

Total liabilities and stockholders’ equity	$824,727			$794,367			$706,076

Net interest margin		$26,392	3.42%		$25,433	3.42%		$25,110	3.81%

*	Computed on a fully taxable equivalent basis using a 34% rate.

The following table summarizes changes in net interest income attributable to changes in the volume of interest- bearing assets and liabilities and changes in interest rates.

TABLE II

VOLUME AND RATE ANALYSIS*

(in thousands)

	2007 vs. 2006 Increase (Decrease) Due to Changes in:			2006 vs. 2005 Increase (Decrease) Due to Changes in:			2005 vs. 2004 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$3,075	$1,369	$4,444	$6,006	$2,473	$8,479	$1,968	$712	$2,680
Investment Securities:
Taxable	(801)	161	(640)	(142)	139	(3)	296	(47)	249
Tax-exempt	(295)	(4)	(299)	(357)	(38)	(395)	(284)	6	(278)

Total investment securities	(1,096)	157	(939)	(499)	101	(398)	12	(41)	(29)
Federal funds sold	561	(34)	527	27	170	197	(66)	163	97

Total earning assets	2,540	1,492	4,032	5,534	2,744	8,278	1,914	834	2,748

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts	4	(1)	3	2	(0)	2	(3)	0	(3)
Money market deposit accounts	(20)	236	216	52	815	867	34	364	398
Savings accounts	(10)	3	(7)	(10)	(0)	(10)	3	1	4
Time deposits, $100,000 or more	208	1,202	1,410	803	901	1,704	244	587	831
Other time deposits	1,326	210	1,536	509	1,803	2,312	51	523	574

Total time and savings deposits	1,508	1,650	3,158	1,356	3,519	4,875	329	1,475	1,804
Federal funds purchased, repurchase agreements and other borrowings	27	30	57	1	752	753	158	631	789
Federal Home Loan Bank advances	(351)	209	(142)	1,823	504	2,327	375	105	480

Total interest-bearing liabilities	1,184	1,889	3,073	3,180	4,775	7,955	862	2,211	3,073
Change in net interest income	$1,356	$(397)	$959	$2,354	$(2,031)	$323	$1,052	$(1,377)	$(325)

*	Computed on a fully taxable equivalent basis using a 34% rate.

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2007. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2007 non-maturing deposit liabilities totaled $185.8 million, or 28.84%, of total interest-bearing liabilities. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is slightly asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 100 basis point decrease in rates would cause an approximate 2.60% annual decrease in net income and a 200 basis point decrease in rates would cause an approximate 8.37% annual decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause an approximate 2.10% annual increase in net income and that a 200 basis point rise in rates would cause an approximate 3.44% annual increase in net income.

Interest Sensitivity

The following table reflects the earlier of the maturity or repricing data for various assets and liabilities.

TABLE III

INTEREST SENSITIVITY ANALYSIS

As of December 31, 2007 (in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Uses of funds
Federal funds sold	$35,197	$—	$—	$—	$35,197
Taxable investments	23,492	22,997	59,525	981	106,995
Tax-exempt investments	1,894	4,853	11,124	7,094	24,965

Total investments	60,583	27,850	70,649	8,075	167,157

Loans
Commercial	30,878	5,000	20,383	10,148	66,409
Tax-exempt	26	—	—	2,966	2,992
Consumer	3,448	2,205	34,807	11,452	51,912
Real estate	108,651	36,141	231,240	95,466	471,498
Other	1,755	365	1,684	529	4,333

Total loans	144,758	43,711	288,114	120,561	597,144

Total earning assets	$205,341	$71,561	$358,763	$128,636	$764,301

Sources of funds
Interest-bearing transaction accounts	$12,051	$—	$—	$—	$12,051
Money market deposit accounts	137,364	—	—	—	137,364
Savings accounts	36,408	—	—	—	36,408
Time deposits $100,000 or more	26,549	70,468	21,599	—	118,616
Other time deposits	39,253	90,715	65,788	—	195,756
Federal funds purchased, repurchase agreements and FHLB advances	63,691	10,000	45,000	25,000	143,691
Other borrowings	534	—	—	—	534

Total interest bearing liabilities	$315,850	$171,183	$132,387	$25,000	$644,420

Rate sensitivity GAP	$(110,509)	$(99,622)	$226,376	$103,636	$119,881

Cumulative GAP	$(110,509)	$(210,131)	$16,244	$119,880

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio.

The provision for loan losses was $1.0 million in 2007 as compared to $1.2 million in 2006 and $1.1 million in 2005.

Loans that were charged off during 2007 totaled $1.0 million compared to $1.2 million in 2006 and $1.3 million in 2005. Recoveries amounted to $381 thousand in 2007, $331 thousand in 2006 and $370 thousand in 2005. The Company’s net loans charged off to year-end loans were 0.11% in 2007, 0.15% in 2006, and 0.20% in 2005. The allowance for loan losses, as a percentage of year-end loans, was 0.86% in 2007, 0.82% in 2006, and 0.90% in 2005.

As of December 31, 2007, nonperforming assets totaled $3.2 million, up from $1.5 million at year-end 2006. The December 2007 total consisted of $1.1 million of other real estate, $1.3 million in restructured debt, $623 thousand in loans still accruing interest but past due 90 days or more, and $84 thousand in nonaccrual loans. The $1.1 million of other real estate consisted of $165 thousand in commercial property originally acquired as a potential branch site and $955 thousand in foreclosed property. Loans still accruing interest but past due 90 days or more decreased to $623 thousand as of December 31, 2007 compared to $826 thousand as of December 31, 2006. Although nonperforming assets as of December 31, 2007 were approximately $1.7 million higher than December 31, 2006, $1.3 million of this amount is due to restructured debt.

Impaired loans increased to $9.3 million from $3.1 million as of December 31, 2006 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K. The increase is attributed to the fact that management was more aggressive in its approach to separate the identification of impaired loans as described by SFAS No. 114. As shown in Note 4, the majority of these loans are collateralized.

Noninterest Income

Noninterest income increased $1.1 million, or 9.46%, in 2007 from 2006 compared to an increase of $1.0 million, or 10.04%, in 2006 from 2005. The majority of the growth in noninterest income was attributed to fiduciary income and increases in service charges on deposit accounts. $447 thousand of the growth in noninterest income was attributed to income from fiduciary activities as a result of a fee increase and growth in new business. The majority of the $334 thousand of the increase in service charges on deposit accounts is related to lower charge offs of nonsufficient fund charges assessed on demand deposit accounts and higher income from nonsufficient funds charges.

Noninterest Expenses

Noninterest expenses increased by only $842 thousand, or 3.34%, in 2007 over 2006 after increasing $1.6 million, or 6.77%, in 2006 over 2005. The majority of this increase was salaries and employee benefits which increased by 4.86%. This increase is due to annual salary increases and an increase of 4 in full time equivalents over 2006.

Balance Sheet Review

At December 31, 2007, the Company had total assets of $822.6 million, a decrease of 2.95% from $847.5 million at December 31, 2006. Net loans as of December 31, 2007 were $592.0 million, an increase of 2.28% from $578.8 million at December 31, 2006.

Total investment securities at December 31, 2007 were $132.0 million, a decrease of 29.90% from $188.2 million on December 31, 2006. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

During 2007, one of the Company’s strategic goals was to restructure the balance sheet in order to improve the net interest margin. At the Bank, $93.2 million in government agency securities matured in 2007. As of December 31, 2006, these securities had an average annual yield of 3.16%.

In addition, the Bank had $125.0 million in FHLB advances outstanding as of December 31, 2006 with an average annual yield of 4.81%. During 2007, the Company used funds from the low yielding maturing securities to pay down its higher cost FHLB advances or to invest in higher yielding loans or securities. During 2007 the Company reduced its FHLB advances by $45.0 million.

At December 31, 2007, total deposits increased to $596.2 million, an increase of 1.32% from $588.4 million on December 31, 2006. Noninterest-bearing deposits decreased $683 thousand, or 0.71% at year-end 2007 over 2006. Savings and time deposits increased $8.4 million, or 1.72% in 2007 over 2006. Several new time deposit products were introduced in 2007 that offered a choice of higher rates or special features. Management’s goal for 2008 is to reverse the downward trend of noninterest-bearing deposits as these funds provide a low cost source of funds for our lending divisions.

Investment Portfolio

The following table sets forth a summary of the investment portfolio:

TABLE IV

INVESTMENT PORTFOLIO

As of December 31,	2007	2006	2005
	(in thousands)
Available-for-sale securities, at fair value:
United States Treasury securities	$988	$981	$985
Obligations of U.S. Government agencies	95,711	146,086	150,392
Obligations of state and political subdivisions	25,341	29,615	35,583
Money market investments	1,604	721	686
Federal Home Loan Bank stock - restricted	5,115	7,094	4,963
Federal Reserve Bank stock - restricted	169	169	169
Other marketable equity securities	128	140	165

	$129,056	$184,806	$192,943

Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$2,300	$2,700	$2,300
Obligations of state and political subdivisions	604	732	823

	$2,904	$3,432	$3,123

Total	$131,960	$188,238	$196,066

The following table summarizes the contractual maturity of the investment portfolio and their weighted average yields as of December 31, 2007:

	1 year or less	1-5 years	5-10 years	Over 10 years	Total
	(in thousands)
United States Treasury securities	$988	$—	$—	$—	$988
Weighted average yield	3.74%	—	—	—	3.74%

Obligations of U.S. Government agencies	$38,487	$59,524	$—	$—	$98,011
Weighted average yield	3.65%	5.01%	—	—	4.48%

Obligations of state and political subdivisions	$6,747	$11,123	$7,094	$981	$25,945
Weighted average yield	4.68%	4.46%	4.70%	—	4.65%

Money market investments	$1,604	$—	$—	$—	$1,604
Weighted average yield	2.60%	—	—	—	2.60%

Federal Home Loan Bank stock - restricted	$—	$—	$—	$5,115	$5,115
Weighted average yield	—	—	—	6.90%	6.90%

Federal Reserve Bank stock - restricted	$—	$—	$—	$169	$169
Weighted average yield	—	—	—	6.00%	6.00%

Other marketable equity securities	$—	$—	$—	$128	$128
Weighted average yield	—	—	—	30.73%	30.73%

Total securities	$47,826	$70,647	$7,094	$6,393	$131,960
Weighted average yield	3.77%	4.92%	4.70%	6.30%	4.56%

Yields are calculated on a fully tax equivalent basis using a 34% rate.

Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 2003 through 2007:

TABLE V

LOAN PORTFOLIO

As of December 31,	2007	2006	2005	2004	2003
	(in thousands)
Commercial and other	$70,741	$67,697	$63,224	$56,231	$53,711
Real estate construction	56,007	81,227	36,517	44,228	32,844
Real estate mortgage	415,492	367,808	325,677	263,096	241,868
Tax exempt	2,992	3,191	2,376	2,568	2,844
Installment loans to individuals	51,912	63,670	66,903	67,130	73,844

Total	$597,144	$583,593	$494,697	$433,253	$405,111

Based on Standard Industry Code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

The maturity distribution and rate sensitivity of certain categories of the Bank’s loan portfolio at December 31, 2007 is presented below:

TABLE VI

MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2007	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial and other	$36,634	$23,430	$10,677	$70,741
Real estate construction	42,814	13,192	1	56,007

Total	$79,448	$36,622	$10,678	$126,748

Loans due after 1 year with:
Fixed interest rate	$—	$33,086	$10,678	$43,764
Variable interest rate	$—	$3,536	$—	$3,536

The following table presents information concerning the aggregate amount of nonaccrual, past due and restructured loans as of December 31 for the years 2003 through 2007:

TABLE VII

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

As of December 31,	2007	2006	2005	2004	2003
	(in thousands)
Nonaccrual loans	$84	$458	$308	$402	$243

Loans past due 90 days or more and accruing interest	623	826	935	1,122	736

Restructured loans	1,321	—	—	1,806	—

Interest income that would have been recorded under original loan terms	79	38	66	42	34

Interest income recorded for the period	105	24	35	35	12

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 2007 such problem loans, not included in Table VII, amounted to approximately $9.1 million.

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

The following table shows an analysis of the Allowance for Loan Losses for the years 2003 through 2007:

TABLE VIII

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2007	2006	2005	2004	2003
	(in thousands)
Balance at the beginning of period	$4,784	$4,448	$4,303	$4,832	$4,565

Charge-offs:
Commercial, financial and agricultural	87	223	76	468	149
Real estate construction	—	—	—	4	—
Real estate mortgage	71	69	108	327	244
Consumer loans	501	558	584	702	802
Other loans	376	345	507	229	—

Total charge-offs	1,035	1,195	1,275	1,730	1,195

Recoveries:
Commercial, financial and agricultural	23	49	21	29	219
Real estate mortgage	89	6	9	36	6
Consumer loans	126	138	230	220	237
Other loans	143	138	110	66	—

Total recoveries	381	331	370	351	462

Net charge-offs	654	864	905	1,379	733

Additions charged to operations	1,000	1,200	1,050	850	1,000

Balance at end of period	$5,130	$4,784	$4,448	$4,303	$4,832

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$597,144	$583,593	$494,697	$433,253	$405,111
Average balance	$587,645	$543,136	$450,053	$418,781	$387,137

Net charge-offs to average total loans	0.11%	0.16%	0.20%	0.32%	0.19%
Provision for loan losses to average total loans	0.17%	0.22%	0.23%	0.20%	0.26%
Provision for loan losses to net charge-offs	152.91%	138.89%	116.02%	61.64%	136.43%
Allowance for loan losses to period end loans	0.86%	0.82%	0.90%	0.99%	1.19%
Earnings to loan loss coverage*	18.56	12.54	12.10	9.17	15.55

*	Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses (ALL) allocated to each category at December 31 for the years 2003 through 2007. Although the ALL is allocated into these categories, the entire ALL is available to cover loan losses in any category. For example, if real estate construction loans experienced losses of $74 thousand, the ALL could handle these losses even though only $67 thousand is allocated to that category.

TABLE IX

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2007		2006		2005		2004		2003
	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans
	(in thousands)
Commercial and other	1,305	12.6%	1,668	12.2%	1,426	13.3%	1,207	13.6%	1,032	14.0%
Real Estate Construction	67	9.4%	55	13.9%	31	7.4%	18	10.2%	106	8.1%
Real Estate Mortgage	3,116	69.4%	2,398	63.0%	2,224	65.8%	1,957	60.7%	743	59.7%
Consumer	642	8.7%	663	10.9%	767	13.5%	1,014	15.5%	777	18.2%
Unallocated	N/A	N/A	N/A	N/A	N/A	N/A	107	N/A	2,174	N/A

Total	$5,130	100.0%	$4,784	100.0%	$4,448	100.0%	$4,303	100.0%	$4,832	100.0%

Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 2007, 2006 and 2005.

TABLE X

DEPOSITS

Years ended December 31,	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Interest-bearing transaction accounts	$10,658	0.25%	$9,210	0.26%	$8,360	0.26%
Money market deposit accounts	149,518	1.52%	150,950	1.37%	144,655	0.83%
Savings accounts	38,698	0.51%	40,612	0.50%	42,559	0.50%
Time deposits, $100,000 or more	111,650	4.91%	106,227	3.83%	79,321	2.98%
Other time deposits	187,198	4.52%	157,133	4.41%	141,526	3.26%

Total interest-bearing deposits	497,722	3.31%	464,132	2.86%	416,421	2.02%
Demand deposits	96,475		98,622		102,722

Total deposits	$594,197		$562,754		$519,143

The following table shows time deposits in amounts of $100,000 or more as of December 31, 2007, 2006, and 2005 by time remaining until maturity.

TABLE XI

TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2007	2006	2005
	(in thousands)
Maturing in:
3 months or less	$43,827	$34,561	$23,647
3 through 6 months	27,797	19,826	10,537
6 through 12 months	24,525	26,779	16,438
Greater than 12 months	22,467	26,523	30,000

	$118,616	$107,689	$80,622

Return on Equity and Assets

The return on average stockholders’ equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2007	2006	2005
Return on average assets	0.97%	0.88%	1.03%
Return on average equity	10.29%	9.68%	10.31%
Dividend pay-out ratio	37.78%	39.76%	36.47%
Average equity to average assets	9.39%	9.13%	9.98%

Capital Resources

Total stockholders’ equity as of December 31, 2007 was $79.7 million, up 6.75% from $74.7 million on December 31, 2006. The Company’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios for 2007, 2006 and 2005. As shown below, these ratios were all well above the regulatory minimum levels.

	2007 Regulatory Minimums	2007	2006	2005
Tier 1	4.00%	12.64%	12.41%	13.79%
Total Capital	8.00%	13.45%	13.18%	14.62%
Tier 1 Leverage	3.00%	9.67%	9.19%	9.98%

Year-end book value was $16.24 in 2007 and $14.96 in 2006. Cash dividends were $3.0 million, or $0.61 per share in 2007 and $2.8 million, or $0.56 per share in 2006. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices for each quarter of 2007 and 2006. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF” and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,245 stockholders of the Company as of December 31, 2007. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the quarterly dividends paid and high and low market prices on Old Point Financial Corporation common stock for 2007 and 2006. The share data is adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

	2007			2006
		Market Price			Market Price
	Dividend	High	Low	Dividend	High	Low
1st Quarter	$0.14	$23.16	$21.20	$0.14	$23.60	$22.16
2nd Quarter	$0.15	$22.38	$20.40	$0.14	$24.00	$22.42
3rd Quarter	$0.16	$21.00	$16.78	$0.14	$23.57	$21.61
4th Quarter	$0.16	$20.47	$17.43	$0.14	$23.80	$22.57

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the FHLB. As of December 31, 2007, the Company had $165.4 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2007, the Company had $40.0 million available in federal funds to handle any short-term borrowing needs.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2007 and December 31, 2006. Dividing the total sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

(in thousands)

	December 31, 2007			December 31, 2006
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$40,000	—	$40,000	$40,000	—	$40,000
Federal Home Loan Bank advances	245,352	80,000	165,352	252,552	125,000	127,552
Federal funds sold			35,197			18,213
Securities, available for sale and unpledged at fair value			29,062			53,470

Total short-term funding sources			$269,611			$239,235

Uses:
Unfunded loan commitments and lending lines of credit			43,926			39,933
Letters of credit			1,650			1,617
Commitments to purchase assets			708			1,148
Anticipated decline in borrowed funds (demand note)			315			356

Total potential short-term funding uses			$46,599			$43,054

Ratio of short-term funding sources to potential uses			578.6%			555.7%

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available for sale. The Company’s primary external source of liquidity is advances from the FHLB of Atlanta.

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

Off-Balance Sheet Lending Related Commitments

The Company had $135.8 million in consumer and commercial commitments at December 31, 2007. The Company also had $5.5 million at December 31, 2007 in letters of credit that the Bank will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

The Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 13 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2007:

Payments due by period

(in thousands)		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Debt Obligations	$64,225	$64,225	—	—	—
Long-Term Debt Obligations	$80,000	$10,000	$45,000	—	$25,000
Operating Lease Obligations	$746	$259	$465	$22	—
Commitment to purchase assets	$708	$708	—	—	—
Total contractual cash obligations excluding deposits	$145,679	$75,192	$45,465	$22	$25,000
Deposits	$596,165	$505,271	$86,402	$4,492	—
Total	$741,844	$580,463	$131,867	$4,514	$25,000

Short-term debt obligations include federal funds purchased, repurchase agreements and Demand Note U.S. Treasury. As of December 31, 2007, the long-term debt obligations of FHLB advances decreased to $80.0 million as compared to $125.0 million as of December 31, 2006.

Short-Term Borrowings

Short-term borrowings consist of the following at December 31, 2007, 2006 and 2005:

TABLE XII

SHORT-TERM BORROWINGS

	2007		2006		2005
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Balance at December 31,
Repurchase agreements	$63,691	3.43%	$56,696	3.99%	$48,911	2.96%
U.S. Treasury demand notes and other borrowed money	534	4.00%	357	5.00%	1,711	4.00%

Total	$64,225	3.43%	$57,053	4.00%	$50,622	3.00%

Average daily balance at December 31,
Federal funds purchased	$503	5.59%	$2,863	4.96%	$2,862	3.26%
Repurchase agreements	50,967	3.77%	47,682	3.66%	47,196	2.27%
U.S. Treasury demand notes and other borrowed money	412	4.79%	622	4.71%	1,076	2.73%

Total	$51,882	3.80%	$51,167	3.74%	$51,134	2.27%

Maximum month-end outstanding balance:
Federal funds purchased	$—		$11,100		$7,500
Repurchase agreements	$64,783		$56,696		$55,495
U.S. Treasury demand notes and other borrowed money	$1,886		$1,256		$5,213

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, on pages 17 through 19 of this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

To the Stockholders and Board of Directors

Old Point Financial Corporation

Hampton, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. We also have audited Old Point Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old Point Financial Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old Point Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

March 7, 2008

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Assets

Cash and due from banks	$16,367	$18,571
Federal funds sold	35,197	18,213

Cash and cash equivalents	51,564	36,784
Securities available-for-sale, at fair value	129,056	184,806
Securities held-to-maturity (fair value approximates $2,947 and $3,454)	2,904	3,432
Loans, net of allowance for loan losses of $5,130 and $4,784	592,014	578,809
Premises and equipment, net	27,002	26,410
Bank owned life insurance	12,801	10,608
Other assets	7,216	6,672

	$822,557	$847,521

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$95,970	$96,653
Savings deposits	185,823	201,273
Time deposits	314,372	290,488

Total deposits	596,165	588,414
Federal funds purchased, repurchase agreements and other borrowings	64,225	57,053
Federal Home Loan Bank advances	80,000	125,000
Accrued expenses and other liabilities	2,460	2,389

Total liabilities	742,850	772,856

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,907,567 and 3,992,155 shares issued	24,538	19,961
Additional paid-in capital	15,357	14,719
Retained earnings	40,039	42,245
Accumulated other comprehensive loss	(227)	(2,260)

Total stockholders’ equity	79,707	74,665

	$822,557	$847,521

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$41,887	$37,440	$28,975
Interest on federal funds sold	994	467	270
Interest on securities:
Taxable	4,470	5,118	5,311
Tax-exempt	1,247	1,445	1,705
Dividends and interest on all other securities	423	415	226

Total interest and dividend income	49,021	44,885	36,487

Interest Expense:
Interest on savings and interest-bearing demand deposits	2,502	2,290	1,431
Interest on time deposits	13,949	11,003	6,987
Interest on federal funds purchased, repurchase agreements and other borrowings	1,970	1,913	1,160
Interest on Federal Home Loan Bank advances	4,928	5,070	2,743

Total interest expense	23,349	20,276	12,321

Net interest income	25,672	24,609	24,166
Provision for loan losses	1,000	1,200	1,050

Net interest income, after provision for loan losses	24,672	23,409	23,116

Noninterest Income:
Income from fiduciary activities	3,116	2,669	2,705
Service charges on deposit accounts	5,779	5,445	4,852
Other service charges, commissions and fees	2,480	2,197	1,779
Income from bank owned life insurance	622	547	497
Net gains on available-for-sale securities	3	9	10
Other operating income	486	539	522

Total noninterest income	12,486	11,406	10,365

Noninterest Expense:
Salaries and employee benefits	15,931	15,192	14,378
Occupancy and equipment	3,640	3,514	3,190
Supplies	527	525	491
Postage and courier	519	516	489
Service fees	370	706	698
Data processing	878	738	612
Advertising	724	775	748
Customer development	696	684	547
Employee professional development	645	591	546
Other	2,093	1,940	1,886

Total noninterest expenses	26,023	25,181	23,585

Income before income taxes	11,135	9,634	9,896
Income tax expenses	3,166	2,610	2,628

Net income	$7,969	$7,024	$7,268

Basic Earnings per Share *
Average shares outstanding (in thousands)	4,957	4,990	5,020
Net income per share of common stock	$1.61	$1.41	$1.45

Diluted Earnings per Share *
Average shares outstanding (in thousands)	4,998	5,061	5,116
Net income per share of common stock	$1.59	$1.39	$1.42

See Notes to Consolidated Financial Statements.

*	Per share data has been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2007, 2006 and 2005

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2004	4,013,644	$20,068	$14,074	$34,804	$193	$69,139
Comprehensive income:
Net income		—	—	7,268	—	7,268
Unrealized holding losses arising during the period (net of tax, $1,335)					(2,592)	(2,592)
Reclassification adjustment, (net of tax, $3)		—	—	—	(7)	(7)

Total comprehensive income (loss)		—	—	7,268	(2,599)	4,669
Sale of common stock	7,046	35	237	(172)	—	100
Repurchase and retirement of common stock	(7,137)	(35)		(175)		(210)
Nonqualified stock options			9			9
Cash dividends ($.53 per share)		—	—	(2,651)	—	(2,651)

Balance at December 31, 2005	4,013,553	$20,068	$14,320	$39,074	$(2,406)	$71,056

Comprehensive income:
Net income		—	—	7,024	—	7,024
Unrealized holding gains arising during the period (net of tax, $404)					785	785
Reclassification adjustment, (net of tax, $3)		—	—	—	(6)	(6)

Total comprehensive income		—	—	7,024	779	7,803
Adjustment to initially apply FASB Statement No. 158 (net of tax, $326) (in regards to pension plan)					(633)	(633)
Sale of common stock	12,215	61	358	(260)	—	159
Repurchase and retirement of common stock	(33,613)	(168)	—	(800)		(968)
Nonqualified stock options			41			41
Cash dividends ($.56 per share)		—	—	(2,793)	—	(2,793)

Balance at December 31, 2006	3,992,155	$19,961	$14,719	$42,245	$(2,260)	$74,665

Comprehensive income:
Net income		—	—	7,969	—	7,969
Unrealized holding gains arising during the period (net of tax, $914)					1,775	1,775
Reclassification adjustment, (net of tax, $1)					(2)	(2)
Pension liability adjustment (net of tax, $134)		—	—	—	260	260

Total comprehensive income		—	—	7,969	2,033	10,002
Sale of common stock	19,716	99	575	(500)	—	174
Repurchase and retirement of common stock	(90,310)	(452)	—	(1,731)		(2,183)
Stock split in the form of a 25% stock dividend	986,006	4,930		(4,930)		0
Cash paid in lieu of fractional shares				(4)		(4)
Nonqualified stock options			34			34
Stock compensation expense			29			29
Cash dividends ($.61 per share)		—	—	(3,010)	—	(3,010)

Balance at December 31, 2007	4,907,567	$24,538	$15,357	$40,039	$(227)	$79,707

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2007	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,969	$7,024	$7,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,688	1,589	1,397
Provision for loan losses	1,000	1,200	1,050
Net gain on available-for-sale securities	(3)	(9)	(10)
Net accretion of securities	(64)	(54)	(7)
(Gain) loss on disposal of equipment	(134)	5	8
Gain on sale of other real estate owned	(14)	—	—
Stock compensation expense	29	—	—
Deferred tax expense (benefit)	(183)	(36)	51
Increase in other assets	(2,516)	(850)	(1,102)
Increase in other liabilities	333	184	523

Net cash provided by operating activities	8,105	9,053	9,178

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(47,415)	(6,977)	(5,153)
Purchases of held-to-maturity securities	(1,400)	(1,200)	(700)
Proceeds from maturities and calls of securities	104,217	14,387	11,871
Proceeds from sales of available-for-sale securities	3,630	2,860	4,799
Loans made to customers	(181,961)	(300,785)	(187,795)
Principal payments received on loans	167,756	211,026	125,447
Purchases of premises and equipment	(2,146)	(6,727)	(4,140)
Additions to other real estate owned	(1,195)	—	—
Proceeds from sales of other real estate owned	254	—	—

Net cash provided by (used in) investing activities	41,740	(87,416)	(55,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in noninterest-bearing deposits	(683)	(2,033)	(2,841)
Increase (decrease) in savings deposits	(15,450)	5,440	(4,652)
Proceeds from the sale of time deposits	240,299	191,905	163,346
Payments for maturing time deposits	(216,415)	(143,641)	(131,269)
Increase in federal funds purchased and repurchase agreements	6,995	7,785	3,143
Increase (decrease) in Federal Home Loan Bank advances	(45,000)	45,000	25,000
Increase (decrease) in interest-bearing demand notes and other borrowed money	178	(1,354)	(1,449)
Proceeds from issuance of common stock	174	159	100
Repurchase and retirement of common stock	(2,183)	(968)	(210)
Cash paid in lieu of fractional shares	(4)	—	—
Effect of nonqualified stock options	34	41	9
Cash dividends paid on common stock	(3,010)	(2,793)	(2,651)

Net cash provided by (used in) financing activities	(35,065)	99,541	48,526

Net increase in cash and cash equivalents	14,780	21,178	2,033
Cash and cash equivalents at beginning of period	36,784	15,606	13,573

Cash and cash equivalents at end of period	$51,564	$36,784	$15,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$23,245	$19,463	$11,785
Income taxes	3,375	2,625	2,550

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS

Unrealized gain (loss) on investment securities	$2,686	$1,180	$(3,937)

Change in pension liability	$(394)	$959	$—

Loans transferred to Other Real Estate Owned	$955	$—	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1, Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Old Point Financial Corporation (the Company) and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS:

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust and Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads. As of December 31, 2007, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, trust accounts, tax services and investment management services.

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

INVESTMENT SECURITIES:

Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in two categories and accounted for as follows:

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in estimating specific and general losses in the portfolio.

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

OTHER REAL ESTATE OWNED:

Other real estate owned is carried at the lower of cost or estimated fair value less cost to sell and consists of foreclosed real property and other property held for sale. The estimated fair value is reviewed periodically by management and any write-downs are charged against current earnings.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable of the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

STOCK COMPENSATION PLANS:

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. SFAS 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

Pro forma disclosure under SFAS 123

2005
(in thousands, except per share data)
Net income:
As reported	$7,268
Fair value-based expense, net of tax	(349)

Pro forma	$6,919

Basic earnings per share:
As reported	$ 1.45
Pro forma	$ 1.38
Diluted earnings per share:
As reported	$ 1.42
Pro forma	$ 1.35

The pro forma disclosures include the effects of all unexpired awards.

For additional information on stock-based compensation, see Note 9 of the Notes to Consolidated Financial Statements of this report on Form 10-K.

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

Per share data has been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007. Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net Income applicable to common stock	$7,969	$7,024	$7,268
Average number of common shares outstanding	4,957	4,990	5,020
Effect of dilutive options	41	71	96

Average number of common shares outstanding used to calculate diluted earnings per common share	4,998	5,061	5,116

There were 261,290 anti-dilutive shares in 2007, 87,000 in 2006 and 91,375 in 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The Company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 2007 and 2006, the aggregate amount of daily average required reserves, net of vault cash, was approximately $350 thousand for both years.

The Company has approximately $16.1 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2007.

NOTE 3, Securities Portfolio

At December 31, 2007, the securities portfolio is composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, and securities available-for-sale are carried at fair value.

The amortized cost and fair value of securities held-to-maturity at December 31, 2007 and 2006 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2007
Obligations of U. S. Government agencies	$2,300	$7	$(2)	$2,305
Obligations of state and political subdivisions	604	38	—	642

	$2,904	$45	$(2)	$2,947

December 31, 2006
Obligations of U. S. Government agencies	$2,700	$—	$(24)	$2,676
Obligations of state and political subdivisions	732	46	—	778

	$3,432	$46	$(24)	$3,454

The amortized cost and fair values of securities available-for-sale at December 31, 2007 and 2006 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2007
U. S. Treasury securities	$986	$2	$—	$988
Obligations of U. S. Government agencies	95,760	233	(282)	95,711
Obligations of state and political subdivisions	25,031	310	—	25,341
Money market investments	1,604	—	—	1,604
Federal Home Loan Bank stock—restricted	5,115	—	—	5,115
Federal Reserve Bank stock—restricted	169	—	—	169
Other marketable equity securities	169	—	(41)	128

Total	$128,834	$545	$(323)	$129,056

December 31, 2006
U. S. Treasury securities	$981	$—	$—	$981
Obligations of U. S. Government agencies	148,981	—	(2,895)	146,086
Obligations of state and political subdivisions	29,157	458	—	29,615
Money market investments	721	—	—	721
Federal Home Loan Bank stock—restricted	7,094	—	—	7,094
Federal Reserve Bank stock—restricted	169	—	—	169
Other marketable equity securities	168	—	(28)	140

Total	$187,271	$458	$(2,923)	$184,806

Securities with an amortized cost of $91.8 million and $125.5 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law. The FHLB stock and the FRB stock are stated at cost as these are restricted securities without readily determinable fair values.

The amortized cost and fair value of securities at December 31, 2007 by contractual maturity are shown below.

	December 31, 2007
	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$45,184	$45,123	$1,100	$1,099
Due after one year through five years	69,215	69,446	1,804	1,848
Due after five years through ten years	6,413	6,490	—	—
Due after ten years	965	981	—	—

Total debt securities	121,777	122,040	2,904	2,947
Other securities without stated maturities	7,057	7,016	—	—

Total securities	$128,834	$129,056	$2,904	$2,947

Information pertaining to securities with gross unrealized losses at December 31, 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Year Ended December 31, 2007
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$—	$—	$282	$55,480	$282	$55,480

Total debt securities	—	—	282	55,480	282	55,480
Other marketable equity securities	—	—	41	9	41	9

Total securities available-for-sale	$—	$—	$323	$55,489	$323	$55,489

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$—	$—	$2	$899	$2	$899

Total securities held-to-maturity	$—	$—	$2	$899	$2	$899

Total	$—	$—	$325	$56,388	$325	$56,388

	Year Ended December 31, 2006
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$—	$—	$2,895	$146,087	$2,895	$146,087

Obligations of state and political subdivisions	—	—	—	—	—	—

Total debt securities	—	—	2,895	146,087	2,895	146,087
Other marketable equity securities	—	—	28	22	28	22

Total securities available-for-sale	$—	$—	$2,923	$146,109	$2,923	$146,109

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$1	$499	$23	$1,677	$24	$2,176

Total securities held-to-maturity	$1	$499	$23	$1,677	$24	$2,176

Total	$1	$499	$2,946	$147,786	$2,947	$148,285

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

At December 31, 2007, 36 debt securities had unrealized losses with aggregate depreciation of 0.2% from the Company’s amortized cost basis. At December 31, 2006, 95 debt securities had unrealized losses with aggregate depreciation of 1.5% from the Company’s amortized cost basis. These unrealized losses relate principally to U.S. Government agency securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The unrealized losses are a result of interest rates and not credit issues. As the Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 4, Loans

A summary of the balances of loans follows:

	2007	2006
	(in thousands)
Commercial and other loans	$70,741	$67,697
Real estate loans:
Construction	56,007	81,227
Farmland	44	220
Equity lines of credit	30,383	26,809
1-4 family residential	123,006	120,915
Multifamily residential	7,031	5,898
Nonfarm nonresidential	254,790	213,606
Installment loans to individuals	51,912	63,670
Tax-exempt loans	2,992	3,191

Total loans	596,906	583,233
Less: Allowance for loan losses	(5,130)	(4,784)
Net deferred loan costs	238	360

Loans, net	$592,014	$578,809

At December 31, 2007 and 2006, there were $317.8 million and $300.7 million, or 53.2% and 51.6%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties and loans secured by nonfarm, nonresidential properties. At December 31, 2007 and 2006, construction loans represented 9.4% and 13.9% of total loans, loans secured by multifamily residential properties represented 1.2% and 1.0%, and loans secured by nonfarm, nonresidential properties represented 42.7% and 36.6%, respectively. Construction loans at December 31, 2007 and 2006 included $32.6 million and $27.6 million in loans to commercial builders of single family housing in the Hampton Roads market, representing 5.5% and 4.7% of total loans, respectively.

At December 31, 2007, 2006 and 2005 impaired loans amounted to $9.3 million, $3.1 million and $2.9 million, respectively. Included in the allowance for loan losses was $655 thousand related to $9.3 million of impaired loans at December 31, 2007, $485 thousand related to $3.1 million of impaired loans at December 31, 2006, and $467 thousand related to $2.9 million of impaired loans at December 31, 2005. For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in impaired loans was $9.5 million, $2.8 million and $2.5 million, respectively; and $610 thousand, $196 thousand and $153 thousand, respectively, of interest income was recognized on loans while they were impaired.

Information concerning loans which are contractually past due or in non-accrual status as of December 31, is as follows:

	2007	2006
	(in thousands)
Contractually past due loans—past due 90 days or more and still accruing interest	$623	$826

Loans which are in non-accrual status	$84	$458

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans to these persons totaled $2.9 million and $3.7 million at December 31, 2007 and 2006, respectively. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders’ equity at December 31, 2007. Changes to the outstanding loan balances are as follows:

	2007	2006
	(in thousands)
Balance, beginning of year	$3,675	$3,819
Additions	1,839	1,980
Reductions	(2,647)	(2,124)

Balance, end of year	$2,867	$3,675

NOTE 5, Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2007	2006	2005
	(in thousands)
Balance, beginning of year	$4,784	$4,448	$4,303
Recoveries	381	331	370
Provision for loan losses	1,000	1,200	1,050
Loans charged off	(1,035)	(1,195)	(1,275)

Balance, end of year	$5,130	$4,784	$4,448

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

	2007	2006
	(in thousands)
Land	$7,854	$7,711
Buildings	21,697	20,188
Leasehold improvements	837	964
Furniture, fixtures and equipment	13,074	12,527

	43,462	41,390
Less accumulated depreciation and amortization	16,460	14,980

	$27,002	$26,410

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1.7 million, $1.6 million and $1.4 million, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $118.6 million and $107.7 million, respectively.

At December 31, 2007, the scheduled maturities of time deposits (in thousands) are as follows:

2008	$223,477
2009	57,542
2010	21,796
2011	7,064
2012	4,479
Thereafter	14

$314,372

NOTE 8, Federal Home Loan Bank Advances and Other Borrowings

The Bank’s short-term borrowings include federal funds purchased, repurchase agreements (including $171 thousand and $248 thousand to directors of the Company in 2007 and 2006, respectively) and U. S. Treasury demand notes. Securities sold under agreements to repurchase, which are classified as secured borrowings generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The U. S. Treasury demand notes are subject to call by the U. S. Treasury with interest paid monthly at the rate of 25 basis points ( 1/4%) below the federal funds rate.

The Bank’s fixed-rate, long-term debt of $80.0 million at December 31, 2007 matures through 2016. At December 31, 2007 and 2006, the interest rates ranged from 4.74% to 6.49% and from 3.33% to 6.49%, respectively. At December 31, 2007 and 2006, the weighted average interest rate was 5.08% and 4.83%, respectively.

Advances on FHLB advances are secured by a blanket lien on qualified 1 – 4 family residential real estate loans and by selected commercial real estate loans.

The contractual maturities of long-term debt are as follows:

	December 31,
	2007			2006
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(in thousands)
Due in 2007	—	—	—	10,000	15,000	25,000
Due in 2008	10,000	—	10,000	10,000	—	10,000
Due in 2009	5,000	—	5,000	5,000	—	5,000
Due in 2010	30,000	—	30,000	15,000	—	15,000
Due in 2012	10,000	—	10,000	5,000	—	5,000
Due in 2013	—	—	—	10,000	5,000	15,000
Due in 2016	25,000	—	25,000	50,000	—	50,000

Total long-term debt	$80,000	$—	$80,000	$105,000	$20,000	$125,000

NOTE 9, Employee Benefit Plans

Stock Option Plans

The Company has stock option plans which have 476,086 shares of common stock reserved for grants to key employees and directors. Currently, 363,041 shares of common stock issued upon exercise of options granted under these plans are outstanding at December 31, 2007. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and an option’s maximum term is ten years. All share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Stock option plan activity for the year ended December 31, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	304,676	$17.82
Granted	114,960	—
Exercised	(32,845)	11.12
Canceled or expired	(23,750)	20.05

Options outstanding, December 31, 2007	363,041	$18.99	5.60	$870,923
Options exercisable, December 31, 2007	248,081	$18.50	3.66	$870,823

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Company’s stock.

The fair value of each option granted in 2007 is estimated using the Black Scholes option pricing model with the following assumptions: dividend yield of 2.46%, expected volatility of 27.398%, risk-free interest rate of 4.47% and an expected option life of six and one-half years. The grant date fair value of options granted during 2007 was $5.48. There were no options granted in 2006 and 2005.

The total proceeds of the in-the-money options exercised during the year ended December 31, 2007 and December 31, 2006 was $365 thousand and $434 thousand. Total intrinsic value of options exercised during years ended December 31, 2007, 2006 and 2005 was $344 thousand, $153 thousand and $94 thousand, respectively.

As of December 31, 2007, there was $543 thousand unrecognized compensation expense. As of December 31, 2006 there was no unrecognized compensation expense. Compensation expense was $29 thousand as of December 31, 2007.

Information pertaining to options (in thousands) outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Exercise Price
$22.33	64,330	0.5	$22.33	64,330	$22.33
$ 9.81	36,710	2.7	9.81	36,710	9.81
$12.91	65,041	3.6	12.91	65,041	12.91
$23.83	82,000	6.6	23.83	82,000	23.83
$20.05	114,960	9.8	20.05	—	—

$ 9.81 - $23.83	363,041	3.7	$18.99	248,081	$18.50

401(k) Plan

The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100% of the first 4% of an employee’s compensation contributed to the plan. Matching contributions vest to the employee immediately. The Company may make profit sharing contributions to the plan as determined by the Board of Directors. Contributions vest to the employee over a six-year period. For the years ended December 31, 2007, 2006 and 2005, expense attributable to the plan amounted to $628 thousand, $421 thousand and $474 thousand, respectively.

NOTE 10, Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 with no impact on the financial statements.

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,744	$1,626
Interest on non-accrual loans	15	15
Foreclosed assets	64	64
Pension — adjustment to apply FASB 158	192	326
Net unrealized loss on securities available-for-sale	—	838
Unexercised nonqualified options	2	—

	$2,017	$2,869

Deferred tax liabilities:
Depreciation	$(408)	$(450)
Accretion of discounts on securities	(12)	(19)
Deferred loan fees and costs	(327)	(371)
Pension	(404)	(374)
Net unrealized gains on securities available-for-sale	(75)	—

	(1,226)	(1,214)

Net deferred tax assets	$791	$1,655

The components of income tax expense are as follows:

	2007	2006	2005
	(in thousands)
Current tax expense	$3,349	$2,646	$2,577
Deferred tax expense	(183)	(36)	51

Reported tax expense	$3,166	$2,610	$2,628

A reconciliation of the “expected” Federal income tax expense on income before income taxes with the reported income tax expense follows:

	2007	2006	2005
	(in thousands)
Expected tax expense (34%)	$3,786	$3,276	$3,365
Interest expense on tax-exempt assets	56	58	45
Tax-exempt interest	(475)	(544)	(623)
Officer’s life	(212)	(187)	(170)
Other, net	11	7	11

Reported tax expense	$3,166	$2,610	$2,628

The effective tax rates for 2007, 2006 and 2005 were 28.4%, 27.1% and 26.6%, respectively.

NOTE 11, Lease Commitments

The Bank has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2012. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2007 under noncancellable leases is $746 thousand which is due as follows:

Year	(in thousands)
2008	259
2009	230
2010	158
2011	77
2012	22

Total	$746

The aggregate rental expense of premises and equipment was $346 thousand, $360 thousand and $342 thousand for 2007, 2006 and 2005, respectively.

NOTE 12, Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan.

Information pertaining to the activity in the plan, using a measurement date of September 30, is as follows:

	Years ended December 31
	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,320	$6,639
Service cost	—	504
Interest cost	288	335
Benefits paid	(372)	(462)
Gain due to change in discount rate	(315)	(499)
Actuarial change	227	362
Plan amendment	—	(1,559)

Benefit obligation at end of year	$5,148	$5,320

Change in plan assets
Fair value of plan assets at beginning of year	$5,460	$5,059
Expected return on plan assets	411	384
Employer contribution	—	500
Benefits paid	(372)	(462)
Net gain (loss) for year	273	(21)

Fair value of plan assets at end of year	$5,772	$5,460

Funded Status at end of year	$624	$140

Accumulated benefit obligation	$5,148	$5,320

Amounts recognized in accumulated other comprehensive income (loss), net of tax consist of:
Net loss	$373	$633

	2007	2006
Assumptions used to determine the benefit obligations at December 31
Discount rate	6.25%	5.75%
Rate of compensation increase	N/A	N/A

Amounts recognized in the consolidated balance sheets at December 31
Prepaid pension cost	$624	$140

	2007	2006	2005
	(in thousands)
Components of net periodic pension cost (benefit)
Service cost	$—	$504	$425
Interest cost	288	335	320
Actual return on plan assets	(684)	(363)	(170)
Amortization of deferred asset gain (loss)	273	(21)	(151)
Amortization of prior service cost	—	4	1
Amortization of unrecognized loss	34	179	152

Net periodic pension (benefit) cost	$(89)	$638	$577

Components of other amounts recognized in accumulated other comprehensive income (loss)
Net loss	$(360)	(1,676)	N/A
Amortization of loss	(34)	(179)	N/A
Amortization of prior service cost	—	(4)	N/A

Total recognized in OCI	$(394)	$(1,859)	N/A

Total recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$(483)	$(1,221)	N/A

The estimated net loss and prior service cost for the pension plan that will be amortized from accumulated OCI into net periodic pension cost over the next fiscal year are $34 and $0, respectively.

	Years ended December 31
	2007	2006
Assumptions used to determine net periodic pension cost
Discount rate	5.75%	5.25%
Expected long-term rate of return on plan assets	8.00%	8.00%
Annual salary increase	N/A	4.50%

The overall expected long-term rate of return on plan assets was determined based on the current asset allocation and the related volatility of those investments.

	Percentage of Plan Assets
	2007	2006
Weighted average asset allocations at September 30
Cash and cash equivalents	6%	14%
Government agencies	39%	36%
Corporate debt and equity	55%	50%

	100%	100%

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

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

(in thousands)
2008	$556
2009	127
2010	302
2011	187
2012	256
Years 2013 - 2017	1,904

Total	$3,332

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

Off-balance sheet items at December 31 are as follows:

	2007	2006
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$27,341	$29,737
Commercial real estate, construction and development loans committed but not funded	63,031	48,078
Other lines of credit (principally commercial)	45,459	35,338

Total	$135,831	$113,153

Irrevocable letters of credit	$5,502	$5,392

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. The majority of guarantees extend for less than two years and expire in decreasing amounts through 2009, with the exception of one guarantee which extends for 10 years and expires in 2014. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

Various legal claims arise from time to time in the normal course of business, which management does not anticipate will have a material effect on the Company’s consolidated financial statements.

NOTE 14, Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (SFAS 107) excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Short-term borrowings

The carrying amounts of federal funds purchased, repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Commitments to extend credit and irrevocable letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2007 and 2006, the fair value of loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$51,564	$51,564	$36,784	$36,784
Securities available-for-sale	129,056	129,056	184,806	184,806
Securities held-to-maturity	2,904	2,947	3,432	3,454
Loans, net of allowances for loan losses	592,014	593,945	578,809	566,982
Accrued interest receivable	3,211	3,211	3,720	3,720

Financial liabilities:
Deposits	596,165	595,623	588,414	587,150
Federal funds purchased, repurchase agreements and other borrowings	64,225	64,223	57,053	57,050
Federal Home Loan Bank advances	80,000	83,296	125,000	123,749
Accrued interest payable	2,438	2,438	2,333	2,333

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$84,905	13.45%	$50,486	8.00%	N/A	N/A
Old Point National Bank	80,014	12.68%	50,476	8.00%	$63,095	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	79,775	12.64%	25,243	4.00%	N/A	N/A
Old Point National Bank	74,884	11.87%	25,238	4.00%	37,857	6.00%

Tier 1 Capital to Average Assets:
Consolidated	79,775	9.67%	24,761	3.00%	N/A	N/A
Old Point National Bank	74,884	9.13%	24,612	3.00%	41,020	5.00%

December 31, 2006:
Total Capital to Risk Weighted Assets:
Consolidated	$81,858	13.18%	$49,686	8.00%	N/A	N/A
Old Point National Bank	74,535	12.03%	49,566	8.00%	$61,958	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	77,074	12.41%	24,843	4.00%	N/A	N/A
Old Point National Bank	69,751	11.26%	24,778	4.00%	37,167	6.00%

Tier 1 Capital to Average Assets:
Consolidated	77,074	9.19%	25,160	3.00%	N/A	N/A
Old Point National Bank	69,751	8.37%	25,000	3.00%	41,667	5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can distribute as dividends to the Company in 2008, without approval of the Comptroller, $13.8 million plus an additional amount equal to the Bank’s retained net profits for 2008 up to the date of any dividend declaration.

NOTE 16, Quarterly Data (Unaudited)

	Year Ended December 31,
	2007				2006
	(in thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$12,356	$12,418	$12,181	$12,067	$12,285	$11,663	$10,822	$10,115
Interest expense	(5,897)	(5,891)	(5,703)	(5,858)	(5,949)	(5,446)	(4,716)	(4,165)

Net interest income	6,459	6,527	6,478	6,209	6,336	6,217	6,106	5,950
Provision for loan losses	(300)	(200)	(200)	(300)	(300)	(300)	(300)	(300)

Net interest income, after provision for loan losses	6,159	6,327	6,278	5,909	6,036	5,917	5,806	5,650
Noninterest income	3,238	3,036	3,133	3,078	2,880	2,713	3,025	2,788
Noninterest expenses	(6,539)	(6,585)	(6,574)	(6,325)	(6,407)	(6,289)	(6,345)	(6,140)

Income before income taxes	2,858	2,778	2,837	2,662	2,509	2,341	2,486	2,298
Provision for income taxes	(813)	(798)	(810)	(745)	(692)	(630)	(680)	(608)

Net income	$2,045	$1,980	$2,027	$1,917	$1,817	$1,711	$1,806	$1,690

Earnings per common share:*
Basic	$0.42	$0.40	$0.41	$0.38	$0.37	$0.34	$0.36	$0.34

Diluted	$0.41	$0.40	$0.40	$0.38	$0.36	$0.34	$0.36	$0.34

* Per share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

NOTE 17, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
Balance Sheets	2007	2006
	(in thousands)
Assets
Cash and cash equivalents	$243	$445
Repurchase agreement	—	330
Securities available-for-sale	1,100	1,100
Securities held-to-maturity	604	732
Investment in common stock of subsidiaries	78,898	71,839
Other assets	231	219

Total assets	$81,076	$74,665

Liabilities and Stockholders’ Equity
Note payable—OPNB	$1,364	$—
Other liabilities	5	—
Common stock, $5 par value, 10,000,000 shares authorized; (4,907,567 and 3,992,155) shares issued	24,538	19,961
Additional paid-in capital	15,357	14,719
Retained earnings	40,039	42,245
Accumulated other comprehensive loss	(227)	(2,260)

Total liabilities and stockholders’ equity	$81,076	$74,665

	Years Ended December 31,
Statements of Income	2007	2006	2005
	(in thousands)
Income:
Dividends from subsidiary	$3,200	$3,200	$2,700
Interest on investments	77	87	104
Other income	144	144	144

Total income	3,421	3,431	2,948
Expenses:
Salary and benefits	398	369	367
Stationery, supplies and printing	44	40	47
Service fees	127	102	90
Other operating expenses	85	26	35

Total expenses	654	537	539
Income before income taxes and equity in undistributed net income of subsidiaries	2,767	2,894	2,409
Income tax benefit	151	122	117

	2,918	3,016	2,526

Equity in undistributed net income of subsidiaries	5,051	4,008	4,742

Net income	$7,969	$7,024	$7,268

Statements of Cash Flows	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$7,969	$7,024	$7,268
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(5,051)	(4,008)	(4,742)
Stock compensation expense	29	—	—
Decrease (increase) in other assets	13	(15)	(229)
Increase in other liabilities	5	—	—

Net cash provided by operating activities	2,965	3,001	2,297

Cash flows from investing activities:
Proceeds from sale of investment securities	128	—	—
Maturities and calls of investment securities	—	91	92
Payments for investments in subsidiaries	330	645	—

Net cash provided by investing activities	458	736	92

Cash flows from financing activities:
Proceeds from advances from subsidiaries	1,492	—	—
Repayment of advances from subsidiaries	(128)	—	—
Proceeds from issuance of common stock	174	159	100
Repurchase and retirement of common stock	(2,183)	(968)	(210)
Cash paid in lieu of fractional shares	(4)	—	—
Effect of nonqualified stock options	34	41	9
Cash dividends paid on common stock	(3,010)	(2,793)	(2,651)

Net cash used in financing activities	(3,625)	(3,561)	(2,752)

Net increase (decrease) in cash and cash equivalents	(202)	176	(363)
Cash and cash equivalents at beginning of year	445	269	632

Cash and cash equivalents at end of year	$243	$445	$269

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were operating effectively.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on effectiveness of the Company’s internal control over financial reporting appears on page 31 of this report.

Changes in Internal Control over Financial Reporting.  There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders (the 2008 Proxy Statement) to be held on April 22, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2008 Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2008 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders. The Code of Ethics is attached as Exhibit 14 of this report on Form 10-K.

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

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2008 Proxy Statement is incorporated herein by reference.

Five Year Stock Performance. The line graph below compares the Company’s stockholder return with the return of the NASDAQ Bank Index and the Russell 2000 Index.

This performance graph was created by comparing the percentage change in stock prices for the Company and the indices on a year to year basis, factoring in dividend payments, and looking only at the closing price of the stock as of December 31 of each year surveyed. This graph may be affected by unusually high or low prices at December 31, 2002 or by temporary swings in stock price at December 31 of any given year. Accordingly, this is not necessarily the best measure of the Company’s performance.

The index reflects the total return on the stock that is shown, including price appreciation, all stock splits and stock dividends, and reinvestment of cash dividends at time of payment, relative to the value of the stock at the beginning of the time period. Thus a move from 100 to 150 on the index scale indicates a 50% increase in the value of the investment. The NASDAQ Bank Composite Index contains all non-holding company banking institutions traded on the NASDAQ exchange. In addition to traditional banks this includes thrifts, but does not include other non-regulated finance companies. The Russell 2000 Index is comprised of the smallest 2000 companies in the Russell 3000 Index, which tracks almost 99% of the stocks included in portfolios of institutional investors.

Old Point Financial Corporation Five Year Price Performance

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2008 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2008 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the captions “Board Committees and Attendance” in the 2008 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Principal Accounting Fees” and “Audit Committee Pre-Approval Policy” in the 2008 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2007 and 2006
Consolidated Statements of Income – Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows – Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules
All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended September 11, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed on September 20, 2007)

10.1*	Old Point Financial Corporation 1998 Stock Option Plan, as amended April 24, 2001 (incorporated by reference to Exhibit 4.4 to Form S-8 filed July 24, 2001)

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 30, 2005)

10.3*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 30, 2005)

10.4*	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company entered into with each of Robert F. Shuford, Louis G. Morris, Margaret P. Causby, Laurie D. Grabow and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 30, 2005)

10.5*	Directors’ Compensation

10.6*	Base Salaries of Named Executive Officers of the Registrant

10.7*	Description of Executive Incentive Plan

10.7.1*	2008 Target Bonuses and Performance Goals under the Executive Incentive Plan (incorporated by reference to Form 8-K filed February 13, 2008)

10.8*	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with each of Louis G. Morris, Laurie D. Grabow, Eugene M. Jordan, II and Melissa L. Burroughs

10.9	Memorandum of Understanding between The Old Point National Bank of Phoebus and Tidewater Mortgage Services, Inc., dated September 10, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 9, 2007)

14	Code of Ethics

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 30, 2005)

23	Consent of Yount, Hyde & Barbour, P.C.

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/ Robert F. Shuford
Robert F. Shuford,
Chairman, President & Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert F. Shuford	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford	Principal Executive Officer

Date: March 14, 2008

/s/ Laurie D. Grabow	Chief Financial Officer & Senior Vice President/Finance
Laurie D. Grabow	Principal Financial & Accounting Officer

Date: March 14, 2008

/s/ David L. Bernd*	Director
David L. Bernd

/s/ James Reade Chisman*	Director
James Reade Chisman

/s/ Richard F. Clark*	Director
Richard F. Clark

/s/ Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/ Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/ Stephen D. Harris*	Director
Stephen D. Harris

/s/ John Cabot Ishon*	Director
John Cabot Ishon

/s/ Eugene M. Jordan*	Director
Eugene M. Jordan

/s/ John B. Morgan, II*	Director
John B. Morgan, II

/s/ Louis G. Morris*	Director
Louis G. Morris

/s/ Robert L. Riddle*	Director
Robert L. Riddle

/s/ Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

/s/ Ellen Clark Thacker*	Director
Ellen Clark Thacker

/s/ Joseph R. Witt*	Director
Joseph R. Witt

/s/ Melvin R. Zimm*	Director
Melvin R. Zimm

*By Robert F. Shuford, as Attorney in Fact

Date: March 14, 2008