Form 10-Q
period 2008-03-31
OLD POINT FINANCIAL CORP
filed 2008-05-09
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,902,167 shares of common stock ($5.00 par value) outstanding as of April 30, 2008

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Cash and due from banks	$20,519,966	$16,367,590
Federal funds sold	41,740,460	35,196,606

Cash and cash equivalents	62,260,426	51,564,196
Securities available-for-sale, at fair value	121,338,026	129,055,515
Securities held-to-maturity (fair value approximates $2,862,135 and $2,947,128)	2,804,000	2,904,000
Loans, net of allowance for loan losses of $5,016,615 and $5,130,188	607,292,352	592,013,988
Premises and equipment, net	27,449,716	27,001,621
Split dollar post retirement benefits	12,978,979	12,801,399
Other assets	7,747,070	7,216,689

	$841,870,569	$822,557,408

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$103,970,217	$95,969,841
Savings deposits	185,808,718	185,823,155
Time deposits	331,213,038	314,371,633

Total deposits	620,991,973	596,164,629
Federal funds purchased, repurchase agreements and other borrowings	55,974,602	64,225,595
Federal Home Loan Bank advances	80,000,000	80,000,000
Accrued expenses and other liabilities	3,873,440	2,459,986

Total liabilities	760,840,015	742,850,210

Commitments and contingencies

Stockholders’ Equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,907,567 shares issued	24,537,835	24,537,835
Additional paid-in capital	15,385,582	15,357,005
Retained earnings	40,798,918	40,039,194
Accumulated other comprehensive income (loss)	308,219	(226,836)

Total stockholders’ equity	81,030,554	79,707,198

	$841,870,569	$822,557,408

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$10,252,626	$10,237,183
Interest on federal funds sold	217,194	153,482
Interest on securities:
Taxable	992,874	1,223,870
Tax-exempt	275,500	326,472
Dividends and interest on all other securities	135,901	125,736

Total interest and dividend income	11,874,095	12,066,743

Interest Expense:
Interest on savings and interest-bearing demand deposits	410,563	632,763
Interest on time deposits	3,612,836	3,311,731
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	336,107	498,509
Interest on Federal Home Loan Bank advances	1,024,668	1,415,023

Total interest expense	5,384,174	5,858,026

Net interest income	6,489,921	6,208,717
Provision for loan losses	300,000	300,000

Net interest income, after provision for loan losses	6,189,921	5,908,717

Noninterest Income:
Income from fiduciary activities	847,925	796,914
Service charges on deposit accounts	1,427,553	1,392,947
Other service charges, commissions and fees	710,431	585,291
Income from split dollar post retirement benefits	177,580	148,173
Gain on available-for-sale securities, net	—	3,168
Other operating income	59,935	152,053

Total noninterest income	3,223,424	3,078,546

Noninterest Expense:
Salaries and employee benefits	4,036,860	3,902,298
Occupancy and equipment	941,435	898,587
Data processing	236,736	203,950
Advertising	184,359	173,301
Customer development	222,651	176,540
Employee professional development	152,105	149,220
Other	887,326	821,347

Total noninterest expenses	6,661,472	6,325,243

Income before income taxes	2,751,873	2,662,020
Income tax expense	781,887	745,108

Net income	$1,969,986	$1,916,912

Basic Earnings per Share *
Average shares outstanding	4,907,567	4,986,766
Net income per share of common stock	$0.40	$0.38

Diluted Earnings per Share *
Average shares outstanding	4,939,761	5,039,194
Net income per share of common stock	$0.40	$0.38

See Notes to Consolidated Financial Statements.

*	Per share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
FOR THREE MONTHS ENDED MARCH 31, 2008

Balance at beginning of period	4,907,567	$24,537,835	$15,357,005	$40,039,194	$(226,836)	$79,707,198
Comprehensive income:
Net income	—	—	—	1,969,986	—	1,969,986
Unrealized holding gains arising during the period (net of tax, $275,634)	—	—	—	—	535,055	535,055

Total comprehensive income	—	—	—	1,969,986	535,055	2,505,041
Adjustment to reflect change in accounting principle (in regards to Split Dollar	—	—	—	—	—	—
Post Retirement Benefits)				(425,051)		(425,051)
Stock compensation expense	—	—	28,577	—		28,577
Cash dividends ($.16 per share)	—	—	—	(785,211)	—	(785,211)

Balance at end of period	4,907,567	$24,537,835	$15,385,582	$40,798,918	$308,219	$81,030,554

FOR THREE MONTHS ENDED MARCH 31, 2007

Balance at beginning of period	3,992,155	$19,960,775	$14,718,903	$42,245,413	$(2,259,839)	$74,665,252
Comprehensive income:
Net income	—	—	—	1,916,912	—	1,916,912
Unrealized holding gains arising during the period (net of tax, $239,033)					464,006	464,006
Reclassification adjustment, (net of tax, $1,077)	—	—	—	—	(2,091)	(2,091)

Total comprehensive income				1,916,912	461,915	2,378,827
Sale of common stock	6,313	31,565	232,328	(227,775)	—	36,118
Repurchase and retirement of common stock	(5,534)	(27,670)	—	(129,888)		(157,558)
Cash dividends ($.14 per share)	—	—	—	(718,383)	—	(718,383)

Balance at end of period	3,992,934	$19,964,670	$14,951,231	$43,086,279	$(1,797,924)	$76,204,256

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,969,986	$1,916,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434,259	423,506
Provision for loan losses	300,000	300,000
Net gain on sale of available-for-sale securities	—	(3,168)
Net accretion of securities	(11,672)	(14,995)
Income from split dollar post retirement benefits	(177,580)	(148,173)
Stock compensation expense	28,577	—
Increase in other assets	(1,231,066)	(492,211)
Increase in other liabilities	1,413,454	935,635

Net cash provided by operating activities	2,725,958	2,917,506

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(16,486,840)	(806,555)
Purchases of held-to-maturity securities	(800,000)	(200,000)
Proceeds from maturities and calls of securities	23,836,690	10,192,954
Proceeds from sales of available-for-sale securities	2,090,000	620,000
Loans made to customers	(68,366,859)	(46,837,646)
Principal payments received on loans	52,788,495	47,535,124
Purchases of premises and equipment	(882,354)	(192,750)

Net cash provided by (used in) investing activities	(7,820,868)	10,311,127

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	8,000,376	2,325,062
Increase (decrease) in savings deposits	(14,437)	5,603,394
Proceeds from the sale of time deposits	81,459,543	48,034,945
Payments for maturing time deposits	(64,618,138)	(47,793,370)
Decrease in federal funds purchased and repurchase agreements	(9,053,691)	(4,557,048)
Decrease in Federal Home Loan Bank advances	—	(10,000,000)
Increase (decrease) in interest-bearing demand notes and other borrowed money	802,698	(356,545)
Proceeds from issuance of common stock	—	36,118
Repurchase and retirement of common stock	—	(157,558)
Cash dividends paid on common stock	(785,211)	(718,383)

Net cash provided by (used in) financing activities	15,791,140	(7,583,385)

Net increase in cash and cash equivalents	10,696,230	5,645,248
Cash and cash equivalents at beginning of period	51,564,196	36,784,361

Cash and cash equivalents at end of period	$62,260,426	$42,429,609

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,544,345	$6,037,955

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on investment securities	810,689	699,871
Loans transferred to other real estate owned	—	240,000
Adjustment to reflect change in accounting principle - split dollar post retirement benefits	(425,051)	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2008 and December 31, 2007, and the results of operations, statements of cash flows and changes in stockholders’ equity for the three months ended March 31, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at March 31, 2008 and December 31, 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2008
Obligations of U.S. Government agencies	$2,200	$14	$—	$2,214
Obligations of state and political subdivisions	604	44	—	648

Total	$2,804	$58	$—	$2,862

December 31, 2007
Obligations of U.S. Government agencies	$2,300	$7	$(2)	$2,305
Obligations of state and political subdivisions	604	38	—	642

Total	$2,904	$45	$(2)	$2,947

Amortized costs and fair values of securities available-for-sale at March 31, 2008 and December 31, 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2008
U.S. Treasury securities	$996	$3	$—	$999
Obligations of U.S. Government agencies	88,762	724	—	89,486
Obligations of state and political subdivisions	23,142	344	—	23,486
Money market investments	2,000	—	—	2,000
Federal Home Loan Bank stock - restricted	5,072	—	—	5,072
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	166	—	(40)	126

Total	$120,307	$1,071	$(40)	$121,338

December 31, 2007
U.S. Treasury securities	$986	$2	$—	$988
Obligations of U.S. Government agencies	95,760	233	(282)	95,711
Obligations of state and political subdivisions	25,031	310	—	25,341
Money market investments	1,604	—	—	1,604
Federal Home Loan Bank stock - restricted	5,115	—	—	5,115
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	169	—	(41)	128

Total	$128,834	$545	$(323)	$129,056

Information pertaining to securities with gross unrealized losses at March 31, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2008
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Other marketable equity securities	$—	$—	$40	$10	$40	$10

Total securities available-for-sale	$—	$—	$40	$10	$40	$10

Total	$—	$—	$40	$10	$40	$10

	December 31, 2007
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$—	$—	$282	$55,480	$282	$55,480

Total debt securities	—	—	282	55,480	282	55,480
Other marketable equity securities	—	—	41	9	41	9

Total securities available-for-sale	$—	$—	$323	$55,489	$323	$55,489

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$—	$—	$2	$899	$2	$899

Total securities held-to-maturity	$—	$—	$2	$899	$2	$899

Total	$—	$—	$325	$56,388	$325	$56,388

The Company has the ability and intent to hold these securities until maturity. None of the securities are impaired due to credit issues. Therefore, securities with a loss are considered temporarily impaired.

Note 3. Loans

Loans at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Commercial and other loans	$71,084	$70,741
Real estate loans:
Construction	64,076	56,007
Farmland	85	44
Equity lines of credit	34,945	30,383
1-4 family residential	122,138	123,006
Multifamily residential	6,991	7,031
Nonfarm nonresidential	261,914	254,790
Installment loans to individuals	47,861	51,912
Tax-exempt loans	2,974	2,992

Total loans	612,068	596,906
Less: Allowance for loan losses	(5,017)	(5,130)
Net deferred loan costs	241	238

Loans, net	$607,292	$592,014

At March 31, 2008 and 2007, impaired loans amounted to $8.9 million and $9.6 million. Included in the allowance for loan losses was $184 thousand related to $8.9 million of impaired loans at March 31, 2008 and $582 thousand related to $9.6 million of impaired loans at March 31, 2007.

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2008 and the year ended December 31, 2007:

	March 31, 2008	December 31, 2007
	(in thousands)
Balance, beginning of year	$5,130	$4,784
Recoveries	196	381
Provision for loan losses	300	1,000
Loans charged off	(609)	(1,035)

Balance, end of period	$5,017	$5,130

Note 5. Share-Based Compensation

Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R) requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. SFAS 123R was adopted by the Company as of January 1, 2006.

Since its adoption of SFAS 123R, the Company issued options once in October 2007. The fair value of the options granted in 2007 was estimated using the Black Scholes option pricing model with the following assumptions: dividend yield of 2.46%, expected volatility of 27.398%, risk-free interest rate of 4.47% and an expected option life of six and one-half years. The grant-date fair value of options granted during 2007 was $5.48.

On March 9, 2008, the Company’s 1998 stock option plan expired. Currently, 361,166 shares of common stock from prior plans are outstanding at March 31, 2008. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and an option’s maximum term is ten years. All share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Stock option plan activity for the three months ended March 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	363,041	$18.99
Granted	—	—
Exercised	—	—
Canceled or expired	(1,875)	20.05

Options outstanding, March 31	361,166	18.99	5.33	$748,822
Options exercisable, March 31	248,081	$18.50	3.41	$748,822

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on changes in the market value of the Company’s stock.

As of March 31, 2008, there was $558 thousand unrecognized compensation.

SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value to be reported as a financing cash flow. The Company did not have any tax benefit deductions from the exercise of stock options in the first quarter of 2008.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan. The components of net periodic pension cost (benefit) are as follows:

	2008	2007
Quarter ended March 31,	Pension Benefits
Interest cost	$76,095	$71,947
Expected return on plan assets	(109,883)	(102,901)
Amortization of prior service cost	—	—
Amortization of net loss	—	8,605

Net periodic pension plan cost (benefit)	$(33,788)	$(22,349)

The Company does not expect to make any contributions to the plan in 2008.

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

146 thousand potential common shares outstanding attributable to stock options were not included in the diluted earnings per share calculation because their effect was antidilutive.

Note 8. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). The Statement will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

Note 9. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

• Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Impaired loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisal or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS 157.

Note 10. Split Dollar Post Retirement Benefits

The FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” which was effective January 1, 2008 for calendar-year entities. The EITF concluded that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. As a result of the change in accounting principle, the Company recorded a reduction to Retained Earnings by $425 thousand in the 1st quarter of 2008.

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

General

The Company is the parent company of the Bank and Trust. The Bank is a locally managed community bank serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank currently has 20 branch offices. Trust is a wealth management services provider.

Critical Accounting Policies and Estimates

As of March 31, 2008, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2007 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the first quarter of 2008 was $2.0 million as compared with $1.9 million earned in the comparable quarter in 2007, an increase of 2.77%. Basic and diluted earnings per share for the first quarter 2008 were $0.40. Basic and diluted earnings per share for the first quarter of 2007 were $0.38. Annualized return on average assets (ROA) for the first quarter of 2008 was 0.96% and 0.92% for the comparable period in 2007. Return on equity (ROE) was 9.75% for the first quarter of 2008 compared with 10.12% for the same period in 2007.

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

Net interest income, on a fully tax equivalent basis, was $6.7 million in the first quarter of 2008, an increase of $252 thousand from the first quarter of 2007. The net interest margin was 3.46% in the first quarter of 2008 as compared to 3.27% in 2007.

Tax equivalent interest income decreased $221 thousand or 1.80% in the first quarter of 2008 compared to the same period of 2007. Average earning assets decreased $14.5 million, or 1.85% in the first quarter of 2008 compared to the first quarter of 2007. The yield on earning assets remained unchanged at 6.26% in the first quarter of 2008.

Interest expense decreased $473 thousand, or 8.07%, and average interest-bearing liabilities decreased 2.14% in the first quarter of 2008 compared to the same period of 2007. The cost of funding those liabilities decreased 22 basis points.

The decrease in average earning assets and average interest-bearing liabilities is due to one of the Company’s strategic goals in 2007. The Company restructured the balance sheet in order to improve the net interest margin. Details of this restructuring are located in the Company’s 2007 annual report on Form 10-K.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES**

	2008			2007
For the quarter ended March 31,	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
ASSETS

Loans	$603,833	$10,271	6.80%	$584,652	$10,257	7.02%
Investment securities:
Taxable	113,172	1,128	3.99%	158,176	1,349	3.41%
Tax-exempt	23,934	417	6.98%	28,290	495	7.00%

Total investment securities	137,106	1,545	4.51%	186,466	1,844	3.96%
Federal funds sold	27,473	217	3.16%	11,759	153	5.20%

Total earning assets	768,412	$12,033	6.26%	782,877	$12,254	6.26%
Reserve for loan losses	(5,127)			(4,866)

Cash and due from banks	13,891			13,112
Bank premises and equipment, net	28,412			26,612
Other assets	17,452			14,645

Total assets	$823,040			$832,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$10,079	$5	0.20%	$10,629	$7	0.26%
Money market deposit accounts	140,556	372	1.06%	150,626	578	1.53%
Savings accounts	36,825	34	0.37%	38,883	48	0.49%
Time deposits, $100,000 or more	121,674	1,354	4.45%	109,415	1,334	4.88%
Other time deposits	200,652	2,259	4.50%	181,612	1,978	4.36%

Total time and savings deposits	509,786	4,024	3.16%	491,165	3,945	3.21%
Federal funds purchased, repurchase agreements and other borrowings	54,666	336	2.46%	51,007	498	3.91%
Federal Home Loan Bank advances	80,000	1,025	5.13%	116,398	1,415	4.86%

Total interest-bearing liabilities	644,452	$5,385	3.34%	658,570	$5,858	3.56%
Demand deposits	94,810			95,167
Other liabilities	2,972			2,845

Total liabilities	742,234			756,582
Stockholders’ equity	80,806			75,798

Total liabilities and stockholders’ equity	$823,040			$832,380

Net interest margin		$6,648	3.46%		$6,396	3.27%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $300 thousand for the first three months of 2008, and $300 thousand in the comparable period in 2007. Loans charged off (net of recoveries) in the first three months of 2008 were $279 thousand greater than in the first quarter 2007. On an annualized basis net loan charge-offs were 0.27% of total net loans for the first three months of 2008 compared with 0.09% for the same period in 2007.

On March 31, 2008, nonperforming assets totaled $3.7 million compared with $2.0 million on March 31, 2007. The March 2008 total consisted of $747 thousand in loans still accruing interest but past due 90 days or more, $1.8 million in nonaccrual loans, $165 thousand in a former branch site listed for sale and $955 thousand in foreclosed property. The March 2007 total consisted of $1.3 million in restructured debt, $130 thousand in loans still accruing interest but past due 90 days or more, $166 thousand in nonaccrual loans, $165 thousand in a former branch site listed for sale and $240 thousand in foreclosed property. Loans still accruing interest but past due 90 days or more increased to $747 thousand as of March 31, 2008 compared with $130 thousand as of March 31, 2007.

The allowance for loan losses on March 31, 2008 was $5.0 million, compared with $5.0 million on March 31, 2007. As of March 31, 2008 the allowance for loan losses represented a multiple of 1.37 times nonperforming assets and 1.97 times nonperforming loans. Nonperforming loans includes nonaccrual loans, loans still accruing interest but past due 90 days or more and restructured loans. The allowance for loan losses was 0.82% and 0.85% of total loans on March 31, 2008 and 2007, respectively.

Noninterest Income

For the first quarter of 2008, noninterest income increased $145 thousand, or 4.71%, over the same period in 2007. The $125 thousand growth in other services charges, commissions and fees is attributed to increases in debit card and ATM interchange fees and from the redemption of shares of Visa, Inc. in connection with its planned initial offering.

The decrease of $92 thousand in the other operating income category of noninterest income is attributed to the closing of our in-house brokered mortgage department in the Bank in the fall of 2007.

Noninterest Expenses

For the first quarter of 2008, noninterest expenses increased $336 thousand, or 5.32%, over the first quarter of 2007. Salaries and employee benefits increased by $135 thousand, or 3.45%, as a result of normal yearly salary increases and an increase of seven in the Company’s full time equivalent (FTE) positions.

Occupancy and equipment expenses increased $43 thousand, or 4.77%. The Company opened a new branch in January 2008 and has been able to control expenses in this area.

Balance Sheet Review

At March 31, 2008, the Company had total assets of $841.9 million, an increase of 2.35% from $822.6 million at December 31, 2007. Net loans as of March 31, 2008 were $607.3 million, an increase of 2.58% from $592.0 million at December 31, 2007.

Average assets for the first quarter of 2008 were $823.0 million compared to $832.4 million for the first quarter of 2007. The decrease in assets in 2008 was due to maturing investments that were not reinvested in securities, but used as part of the balance sheet restructuring activity that occurred in 2007.

Total investment securities at March 31, 2008 were $124.1 million, a decrease of 5.92% from $132.0 million at December 31, 2007. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At March 31, 2008, total deposits increased to $621.0 million, up 4.16% from $596.2 million at December 31, 2007. A portion of this growth occurred in the Company’s noninterest-bearing deposits, which are of lower cost to the Company than its time deposit category.

Federal funds purchased, repurchase agreements and other borrowings decreased to $56.0 million, a decrease of 12.85% from $64.2 million on December 31, 2007.

Capital Resources

Under applicable banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at March 31, 2008. As shown below, these ratios were all well above the regulatory minimum levels.

	2008 Regulatory Minimums	March 31,2008
Tier 1	4.00%	12.45%
Total Capital	8.00%	13.22%
Tier 1 Leverage	3.00%	9.80%

Quarter-end book value per share was $16.51 in 2008 and $19.08 in 2007. Cash dividends were $785 thousand or $0.16 per share in the first quarter of 2008, and $0.14 per share in the first quarter of 2007. The common stock of the Company has not been extensively traded.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. For the remainder of 2008, the Bank has $112.9 million in maturing investment securities.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of the end of the first quarter of 2008, the Company had $171.0 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the first quarter of 2008, the Company had $40.0 million available in federal funds to handle any short-term borrowing needs.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. The Company’s primary external source of liquidity is advances from the FHLB.

As a result of the Company’s management of liquid assets, the availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require cash outflows.

The Company purchased property for a future branch site in 2006. This property was purchased outright, not financed. The Company intends to open the branch in 2009.

As of March 31, 2008, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2007 annual report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2008, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2007 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2008. It should be noted, however, that non-maturing deposit liabilities totaling $289.8 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment, these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings at March 31, 2008. The rate shock model reveals that a 100 basis point ramped decrease in rates would cause an approximately 2.49% decrease in net interest income and a 200 basis point ramped decrease in rates would cause an approximately 5.28% decrease in net interest income. The rate shock model reveals that a 100 basis point ramped rise in rates would cause an approximately 1.52% increase in net interest income and that a 200 basis point ramped rise in rates would cause an approximately 2.83% increase in net interest income.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

As of March 31, 2008, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2007 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the Company’s share repurchases during the period ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
1/1/2008 - 1/31/2008	—	$—	—	245,378
2/1/2008 - 2/29/2008	—	—	—	245,378
3/1/2008 - 3/31/2008	—	—	—	245,378

Total	—		—

(1)	Replacing a similar authorization in 2007, on January 8, 2008, the Company authorized a program to repurchase during any calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. There is currently no stated expiration date for this program. The Company did not repurchase any shares of the Company’s common stock during the quarter ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2008.

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated September 11, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed September 20, 2007)

10.6	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 14, 2008)

10.7.1	2008 Target Bonuses and Performance Goals under the Executive Incentive Plan (incorporated by reference to Form 8-K filed February 13, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 9, 2008	/s/ Robert F. Shuford
Robert F. Shuford
Chairman, President & Chief Executive Officer (Principal Executive Officer)

May 9, 2008	/s/ Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/ Finance (Principal Financial & Accounting Officer)