Form 10-Q
period 2008-06-30
OLD POINT FINANCIAL CORP
filed 2008-08-06
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,902,167 shares of common stock ($5.00 par value) outstanding as of July 31, 2008

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

(i)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets

Cash and due from banks	$61,549,946	$16,367,590
Federal funds sold	2,684,296	35,196,606

Cash and cash equivalents	64,234,242	51,564,196
Securities available-for-sale, at fair value	97,719,408	129,055,515
Securities held-to-maturity (fair value approximates $3,122,894 and $2,947,128)	3,104,000	2,904,000
Loans, net of allowance for loan losses of $5,113,123 and $5,130,188	621,197,230	592,013,988
Premises and equipment, net	27,594,175	27,001,621
Bank owned life insurance	13,159,161	12,801,399
Other assets	9,212,167	7,216,689

	$836,220,383	$822,557,408

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$107,532,153	95,969,841
Savings deposits	183,676,179	185,823,155
Time deposits	323,468,641	314,371,633

Total deposits	614,676,973	596,164,629
Federal funds purchased, repurchase agreements and other borrowings	56,864,172	64,225,595
Federal Home Loan Bank advances	80,000,000	80,000,000
Accrued expenses and other liabilities	3,143,530	2,459,986

Total liabilities	754,684,675	742,850,210

Commitments and contingencies

Stockholders’ Equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,902,167 and 4,907,567 shares issued	24,510,835	24,537,835
Additional paid-in capital	15,414,159	15,357,005
Retained earnings	41,879,510	40,039,194
Accumulated other comprehensive loss	(268,796)	(226,836)

Total stockholders’ equity	81,535,708	79,707,198

	$836,220,383	$822,557,408

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$10,093,806	$10,469,595	$20,346,432	$20,706,778
Interest on federal funds sold	112,641	143,794	329,835	297,276
Interest on securities:
Taxable	864,736	1,150,858	1,857,610	2,374,728
Tax-exempt	244,696	321,179	520,196	647,651
Dividends and interest on all other securities	339,670	95,625	475,571	221,361

Total interest and dividend income	11,655,549	12,181,051	23,529,644	24,247,794

Interest Expense:
Interest on savings and interest-bearing demand deposits	262,781	660,470	673,344	1,293,233
Interest on time deposits	3,348,926	3,343,068	6,961,762	6,654,799
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	213,394	479,236	549,501	977,745
Interest on Federal Home Loan Bank advances	1,024,668	1,220,270	2,049,336	2,635,293

Total interest expense	4,849,769	5,703,044	10,233,943	11,561,070

Net interest income	6,805,780	6,478,007	13,295,701	12,686,724
Provision for loan losses	300,000	200,000	600,000	500,000

Net interest income, after provision for loan losses	6,505,780	6,278,007	12,695,701	12,186,724

Noninterest Income:
Income from fiduciary activities	807,075	782,777	1,655,000	1,579,691
Service charges on deposit accounts	1,464,306	1,449,876	2,891,859	2,842,823
Other service charges, commissions and fees	669,026	581,856	1,379,457	1,167,147
Income from bank owned life insurance	179,574	148,173	357,154	296,346
Gain on available-for-sale securities, net	—	—	—	3,168
Other operating income	53,829	170,528	113,764	322,581

Total noninterest income	3,173,810	3,133,210	6,397,234	6,211,756

Noninterest Expense:
Salaries and employee benefits	4,252,361	4,040,113	8,289,221	7,942,411
Occupancy and equipment	931,639	889,194	1,873,074	1,787,781
Data processing	252,040	219,562	488,776	423,512
Advertising	225,381	203,081	409,740	376,382
Customer development	187,744	162,524	410,395	339,064
Employee professional development	178,758	176,384	330,863	325,604
Other	928,758	882,996	1,816,084	1,704,343

Total noninterest expense	6,956,681	6,573,854	13,618,153	12,899,097

Income before income taxes	2,722,909	2,837,363	5,474,782	5,499,383
Income tax expense	787,763	810,050	1,569,650	1,555,158

Net income	$1,935,146	$2,027,313	$3,905,132	$3,944,225

Basic Earnings per Share: *
Average shares outstanding	4,903,532	4,989,839	4,905,549	4,988,311
Net income per share of common stock	$0.40	$0.41	$0.80	$0.79

Diluted Earnings per Share: *
Average shares outstanding	4,934,292	5,031,621	4,937,017	5,035,416
Net income per share of common stock	$0.39	$0.40	$0.79	$0.78

See Notes to Consolidated Financial Statements.

*	Per share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
FOR SIX MONTHS ENDED JUNE 30, 2008

Balance at beginning of period	4,907,567	$24,537,835	$15,357,005	$40,039,194	$(226,836)	$79,707,198
Comprehensive income:
Net income	—	—	—	3,905,132	—	3,905,132
Unrealized holding losses arising during the period (net of tax, $33,103)					(64,259)	(64,259)
Adjustment to reflect change in accounting principle (change pension plan measurement date) (net of tax, $11,487)	—	—	—	—	22,299	22,299

Total comprehensive income	—	—	—	3,905,132	(41,960)	3,863,172
Adjustment to reflect change in accounting principle (in regards to Split Dollar Post Retirement Benefits)				(425,051)		(425,051)
Repurchase and retirement of common stock	(5,400)	(27,000)		(70,207)		(97,207)
Stock compensation expense			57,154			57,154
Cash dividends ($.32 per share)	—	—	—	(1,569,558)	—	(1,569,558)

Balance at end of period	4,902,167	$24,510,835	$15,414,159	$41,879,510	$(268,796)	$81,535,708

FOR SIX MONTHS ENDED JUNE 30, 2007

Balance at beginning of period	3,992,155	$19,960,775	$14,718,903	$42,245,413	$(2,259,839)	$74,665,252
Comprehensive income:
Net income	—	—	—	3,944,225	—	3,944,225
Unrealized holding gains arising during the period (net of tax, $295,390)					573,404	573,404
Reclassification adjustment, (net of tax, $1,077)	—	—	—	—	(2,091)	(2,091)

Total comprehensive income				3,944,225	571,313	4,515,538
Sale of common stock	17,741	88,705	548,909	(482,693)	—	154,921
Repurchase and retirement of common stock	(30,785)	(153,925)		(672,727)		(826,652)
Nonqualified stock options	—	—	5,121	—		5,121
Cash dividends ($.29 per share)	—	—	—	(1,436,450)	—	(1,436,450)

Balance at end of period	3,979,111	$19,895,555	$15,272,933	$43,597,768	$(1,688,526)	$77,077,730

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,905,132	$3,944,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	875,701	844,302
Provision for loan losses	600,000	500,000
Net gain on sale of available-for-sale securities	—	(3,168)
Net accretion of securities	(28,546)	(32,065)
Loss (gain) on disposal of equipment	2,172	(16,490)
Income from bank owned life insurance	(357,762)	(296,954)
Stock compensation expense	57,154	—
Increase in other assets	(2,365,127)	(772,059)
Increase in other liabilities	683,544	421,521

Net cash provided by operating activities	3,372,268	4,589,312

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(24,780,153)	(3,372,130)
Purchases of held-to-maturity securities	(1,700,000)	(600,000)
Proceeds from maturities and calls of securities	53,702,444	30,628,954
Proceeds from sales of available-for-sale securities	3,845,000	1,770,000
Loans made to customers	(137,903,639)	(114,325,159)
Principal payments received on loans	108,120,397	107,608,342
Purchases of premises and equipment	(1,470,427)	(380,921)

Net cash provided by (used in) investing activities	(186,378)	21,329,086

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	11,562,312	892,244
Increase (decrease) in savings deposits	(2,146,976)	2,365,016
Proceeds from the sale of time deposits	132,154,440	109,041,988
Payments for maturing time deposits	(123,057,432)	(102,365,575)
Decrease in federal funds purchased and repurchase agreements	(7,261,590)	(13,013,040)
Decrease in Federal Home Loan Bank advances	—	(35,000,000)
Decrease in interest-bearing demand notes and other borrowed money	(99,833)	(84,779)
Proceeds from issuance of common stock	—	154,921
Repurchase and retirement of common stock	(97,207)	(826,652)
Effect of nonqualified stock options	—	5,121
Cash dividends paid on common stock	(1,569,558)	(1,436,450)

Net cash provided by (used in) financing activities	9,484,156	(40,267,206)

Net increase (decrease) in cash and cash equivalents	12,670,046	(14,348,808)
Cash and cash equivalents at beginning of period	51,564,196	36,784,361

Cash and cash equivalents at end of period	$64,234,242	$22,435,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$10,620,045	$11,779,907
Income tax	$1,450,000	$1,675,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	$(97,362)	$865,626
Loans transferred to other real estate owned	$1,125,911	$240,000
Adjustment to reflect change in accounting principle—split dollar post retirement benefits	$(425,051)	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2008 and December 31, 2007, the results of operations for the three months and six months ended June 30, 2008 and 2007, and statements of cash flows and changes in stockholders’ equity for the six months ended June 30, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at June 30, 2008 and December 31, 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2008
Obligations of U.S. Government agencies	$2,500	$4	$(13)	$2,491
Obligations of state and political subdivisions	604	28	—	632

Total	$3,104	$32	$(13)	$3,123

December 31, 2007
Obligations of U.S. Government agencies	$2,300	$7	$(2)	$2,305
Obligations of state and political subdivisions	604	38	—	642

Total	$2,904	$45	$(2)	$2,947

Amortized costs and fair values of securities available-for-sale at June 30, 2008 and December 31, 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2008
U.S. Treasury securities	$397	$—	$(1)	$396
Obligations of U.S. Government agencies	68,014	174	(221)	67,967
Obligations of state and political subdivisions	19,399	212	—	19,611
Mortgage-backed securities	2,716	3	(1)	2,718
Money market investments	1,663	—	—	1,663
Federal Home Loan Bank stock - restricted	5,072	—	—	5,072
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	166	—	(43)	123

Total	$97,596	$389	$(266)	$97,719

December 31, 2007
U.S. Treasury securities	$986	$2	$—	$988
Obligations of U.S. Government agencies	95,760	233	(282)	95,711
Obligations of state and political subdivisions	25,031	310	—	25,341
Money market investments	1,604	—	—	1,604
Federal Home Loan Bank stock - restricted	5,115	—	—	5,115
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	169	—	(41)	128

Total	$128,834	$545	$(323)	$129,056

Information pertaining to securities with gross unrealized losses at June 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2008
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
U.S. Treasury securities	$1	$396	$—	$—	$1	$396
Obligations of U.S. Government agencies	221	32,795	—	—	221	32,795
Mortgage-backed securities	1	1,277	—	—	1	1,277

Total debt securities	223	34,468	—	—	223	34,468
Other marketable equity securities	$—	$—	$43	$7	$43	$7

Total securities available-for-sale	$223	$34,468	$43	$7	$266	$34,475

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$13	$1,387	$—	$—	$13	$1,387

Total securities held-to-maturity	$13	$1,387	$—	$—	$13	$1,387

Total	$236	$35,855	$43	$7	$279	$35,862

	December 31, 2007
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$—	$—	$282	$55,480	$282	$55,480

Total debt securities	—	—	282	55,480	282	55,480
Other marketable equity securities	—	—	41	9	41	9

Total securities available-for-sale	$—	$—	$323	$55,489	$323	$55,489

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$—	$—	$2	$899	$2	$899

Total securities held-to-maturity	$—	$—	$2	$899	$2	$899

Total	$—	$—	$325	$56,388	$325	$56,388

The Company has the ability and intent to hold these securities until maturity. None of the securities are impaired due to credit issues. Therefore, securities with a loss are considered temporarily impaired.

Note 3. Loans

Loans at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Commercial and other loans	$75,896	$70,741
Real estate loans:
Construction	61,571	56,007
Farmland	—	44
Equity lines of credit	32,444	30,383
1-4 family residential	132,314	123,006
Multifamily residential	6,631	7,031
Nonfarm nonresidential	269,118	254,790
Installment loans to individuals	45,176	51,912
Tax-exempt loans	2,881	2,992

Total loans	626,031	596,906
Less: Allowance for loan losses	(5,113)	(5,130)
Net deferred loan costs	279	238

Loans, net	$621,197	$592,014

At June 30, 2008 and December 31, 2007, impaired loans amounted to $7.8 million and $9.3 million. Included in the allowance for loan losses was $177 thousand related to $7.8 million of impaired loans at June 30, 2008 and $655 thousand related to $9.3 million of impaired loans at December 31, 2007.

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2008 and the year ended December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands)
Balance, beginning of year	$5,130	$4,784
Recoveries	266	381
Provision for loan losses	600	1,000
Loans charged off	(883)	(1,035)

Balance, end of period	$5,113	$5,130

Note 5. Share-Based Compensation

Share-based compensation arrangements include stock options, restricted stock awards, performance-based awards, stock appreciation rights and employee stock purchase plans. Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R)) requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. SFAS 123(R) was adopted by the Company as of January 1, 2006.

Since its adoption of SFAS 123(R), the Company issued options once in October 2007. The fair value of the options granted in 2007 was estimated using the Black Scholes option pricing model with the following assumptions: dividend yield of 2.46%, expected volatility of 27.398%, risk-free interest rate of 4.47% and an expected option life of six and one-half years. The grant-date fair value of options granted during 2007 was $5.48 per share.

On March 9, 2008, the Company’s 1998 stock option plan expired. Options for the purchase of 358,666 shares of common stock are outstanding at June 30, 2008. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and an option’s maximum term is ten years. All share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Stock option plan activity for the six months ended June 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	363,041	$18.99
Granted	—	—
Exercised	—	—
Canceled or expired	(4,375)	21.13

Options outstanding, June 30	358,666	18.97	5.07	$611,458
Options exercisable, June 30	246,831	$18.48	3.15	$611,458

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on changes in the market value of the Company’s stock.

As of June 30, 2008, there was $486 thousand unrecognized compensation which relates to unvested options.

SFAS 123(R) requires the benefits of tax deductions in excess of grant-date fair value to be reported as a financing cash flow. The Company did not have any tax benefit deductions from the exercise of stock options in the second quarter of 2008.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan. The Company implemented the requirement of the Financial Accounting Standards Board’s (FASB) SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” to measure plan assets and obligations as of the balance sheet date. This increased our stockholder’s equity by $22 thousand. The components of net periodic pension cost are as follows:

	2008	2007
Quarter ended June 30,	Pension Benefits
Interest cost	$76,095	$71,948
Expected return on plan assets	(109,882)	(102,902)
Amortization of prior service cost	—	—
Amortization of net loss	—	8,606

Net periodic pension plan (benefit)	$(33,787)	$(22,348)

	2008	2007
Six months ended June 30,	Pension Benefits
Interest cost	152,190	143,895
Expected return on plan assets	(219,765)	(205,803)
Amortization of prior service cost	—	—
Amortization of net loss	—	17,211

Net periodic pension plan (benefit)	$(67,575)	$(44,697)

The Company has not made and, does not expect to make, any contributions to the plan in 2008.

Note 7. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include 257 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation because they were antidilutive.

Note 8. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). The Statement will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

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

Note 9. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

Note 10. Split Dollar Post Retirement Benefits

The FASB ratified Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” which was effective January 1, 2008 for calendar-year entities. The EITF concluded that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. As a result of the change in accounting principle, the Company recorded a reduction to retained earnings of $425 thousand in the first quarter of 2008.

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

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, the local real estate market, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

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

Critical Accounting Policies and Estimates

As of June 30, 2008, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2007 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the second quarter of 2008 was $1.9 million as compared with $2.0 million earned in the comparable quarter in 2007, a decrease of 4.5%. Basic and diluted earnings per share for the second quarter 2008 were $0.40 and $0.39. Basic and diluted earnings per share for the second quarter of 2007 were $0.41 and $0.40. Annualized return on average assets (ROA) for the second quarter of 2008 was 0.92% and 0.99% for the comparable period in 2007. Annualized return on equity (ROE) was 9.48% for the second quarter of 2008 compared with 10.52% for the same period in 2007.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $7.0 million in the second quarter of 2008, an increase of $286 thousand from the second quarter of 2007. The net interest margin was 3.55% in the second quarter of 2008 and 3.45% in the second quarter of 2007. The net interest margin improved 9 basis points from 3.46% in the first quarter of 2008. Although loan yields have declined since the first quarter, the Company has been able to reduce its interest-bearing liability costs by more than the decline in the loan yields.

Tax equivalent interest income decreased $568 thousand, or 4.59%, in the second quarter of 2008 compared to the same period of 2007. Average earning assets grew $10.2 million, or 1.33% compared to the second quarter of 2007. The average yield on earning assets decreased in the second quarter of 2008 by 38 basis points. Interest expense decreased $854 thousand, or 14.97%, and average interest-bearing liabilities increased by $3.0 million, or 0.47% in the second quarter of 2008 compared to the same period of 2007. The cost of funding those liabilities decreased 54 basis points from the same period of 2007.

For the six months ended June 30, 2008 net interest income, on a fully tax equivalent basis, increased $539 thousand, or 4.13%, over the comparable period in 2007. Comparing the first six months of 2008 to 2007, average loans increased $23.0 million, or 3.93%, while investment securities decreased $35.7 million, or 19.86%. Average earning assets increased 0.09% and the net interest yield increased from 3.36% in 2007 to 3.50% in 2008, an increase of 14 basis points. For the six months ended June 30, 2008 interest expense decreased $1.3 million, or 11.48%, over the same period in 2007.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended June 30,
	2008			2007
(unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$614,471	$10,111	6.58%	$587,625	$10,489	7.14%
Investment securities:
Taxable	125,195	1,205	3.85%	145,674	1,247	3.42%
Tax-exempt	20,348	370	7.28%	27,654	487	7.04%

Total investment securities	145,543	1,575	4.33%	173,328	1,734	4.00%
Federal funds sold	22,209	113	2.04%	11,021	144	5.23%

Total earning assets	782,223	$11,799	6.03%	771,974	$12,367	6.41%
Allowance for loan losses	(5,052)			(5,085)
Other nonearning assets	62,841			55,719

Total assets	$840,012			$822,608

Time and savings deposits:
Interest-bearing transaction accounts	$10,772	$3	0.11%	$11,596	$7	0.24%
Money market deposit accounts	139,974	235	0.67%	157,056	602	1.53%
Savings accounts	37,898	24	0.25%	39,970	51	0.51%
Time deposits, $100,000 or more	123,582	1,263	4.09%	104,424	1,280	4.90%
Other time deposits	204,987	2,086	4.07%	183,639	2,063	4.49%

Total time and savings deposits	517,213	3,611	2.79%	496,685	4,003	3.22%
Federal funds purchased, repurchase agreements and other borrowings	51,349	214	1.67%	49,145	480	3.91%
Federal Home Loan Bank advances	80,000	1,024	5.12%	99,723	1,220	4.89%

Total interest-bearing liabilities	648,562	4,849	2.99%	645,553	5,703	3.53%
Demand deposits	106,464			97,303
Other liabilities	3,335			2,641
Stockholders’ equity	81,651			77,111

Total liabilities and stockholders’ equity	$840,012			$822,608

Net interest income/yield		$6,950	3.55%		$6,664	3.45%

	For the six months ended June 30,
	2008			2007
(unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$609,151	$20,382	6.69%	$586,138	$20,746	7.08%
Investment securities:
Taxable	122,028	2,333	3.82%	151,925	2,596	3.42%
Tax-exempt	22,141	788	7.12%	27,972	982	7.02%

Total investment securities	144,169	3,121	4.33%	179,897	3,578	3.98%
Federal funds sold	24,841	330	2.66%	11,390	297	5.22%

Total earning assets	778,161	$23,833	6.13%	777,425	$24,621	6.33%
Allowance for loan losses	(5,089)			(4,975)
Other nonearning assets	58,454			55,046

Total assets	$831,526			$827,496

Time and savings deposits:
Interest-bearing transaction accounts	$10,426	$8	0.15%	$11,113	$14	0.25%
Money market deposit accounts	140,264	607	0.87%	153,841	1,180	1.53%
Savings accounts	37,362	58	0.31%	39,427	99	0.50%
Time deposits, $100,000 or more	111,791	2,617	4.68%	106,920	2,614	4.89%
Other time deposits	213,657	4,345	4.07%	182,625	4,041	4.43%

Total time and savings deposits	513,500	7,635	2.97%	493,926	7,948	3.22%
Federal funds purchased, repurchase agreements and other borrowings	52,977	550	2.08%	50,088	978	3.91%
Federal Home Loan Bank advances	80,000	2,049	5.12%	108,060	2,635	4.88%

Total interest-bearing liabilities	646,477	10,234	3.17%	652,074	11,561	3.55%
Demand deposits	100,637			96,354
Other liabilities	3,184			2,612
Stockholders’ equity	81,228			76,456

Total liabilities and stockholders’ equity	$831,526			$827,496

Net interest income/yield		$13,599	3.50%		$13,060	3.36%

*	Computed on a fully taxable equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $600 thousand for the first six months of 2008, and $500 thousand in the comparable period in 2007. Loans charged off (net of recoveries) in the first six months of 2008 were $617 thousand as compared to $195 thousand in the first six months of 2007. On an annualized basis, net loan charge-offs were 0.20% of total net loans for the first six months of 2008 compared with 0.07% for the same period in 2007.

On June 30, 2008, nonperforming assets totaled $4.3 million compared with $3.1 million on June 30, 2007. The June 2008 total consisted of $233 thousand in restructured debt, $896 thousand in loans still accruing interest but past due 90 days or more, $889 thousand in nonaccrual loans, $165 thousand in a former branch site listed for sale and $2.1 million in foreclosed property. The June 2007 total consisted of $1.3 million in restructured debt, $1.2 million in loans still accruing interest but past due 90 days or more, $164 thousand in nonaccrual loans, $165 thousand in a former branch site listed for sale and $240 thousand in foreclosed property. The increase of $1.9 million in foreclosed property primarily relates to one completed constructed home on the market to be sold, one construction home in process, one residential lot on the market to be sold and one plot of commercial property.

The allowance for loan losses on June 30, 2008 was $5.1 million, compared with $5.1 million on June 30, 2007. As of June 30, 2008, the allowance for loan losses represented a multiple of 2.53 times nonperforming loans. Nonperforming loans includes nonaccrual loans, loans still accruing interest but past due 90 days or more and restructured loans. The allowance for loan losses was 0.82% and 0.86% of total loans on June 30, 2008 and 2007, respectively.

Noninterest Income

For the second quarter of 2008, noninterest income increased $41 thousand, or 1.30%, over the same period in 2007. The increase in other services charges, commissions and fees is attributed to increases in debit card and ATM interchange fees. The decrease in other operating income is attributed to the closing of our in-house brokered mortgage department at the Bank in the fall of 2007.

Noninterest Expense

For the second quarter of 2008, noninterest expense increased $383 thousand, or 5.82%, over the second quarter of 2007. Salaries and employee benefits increased by $212 thousand, or 5.25%, as a result of customary yearly salary increases and an increase of one in the Company’s full time equivalent positions.

Occupancy and equipment expenses increased $42 thousand, or 4.77% over the second quarter of 2007. The increase is related to the new branch that was opened in January 2008.

Balance Sheet Review

At June 30, 2008, the Company had total assets of $836.2 million, an increase of 1.66% from $822.6 million at December 31, 2007. Net loans as of June 30, 2008 were $621.2 million, an increase of 4.93% from $592.0 million at December 31, 2007.

Average assets for the first six months of 2008 were $831.5 million compared to $827.5 million for the first six months of 2007. The growth in assets in 2008 was due primarily to the growth in average loans, which increased 3.93% as compared to the same period in 2007.

Total investment securities at June 30, 2008 were $100.8 million, a decrease of 23.6% from $132.0 million at December 31, 2007. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At June 30, 2008, the Company had $61.5 million in cash and due from banks as compared to $16.4 million at June 30, 2007. During the second quarter of 2008 the Bank invested excess funds in the “Certificate of Deposit Account Registry Service” (CDARS) program. As of June 30, 2008, the Company had $45.0 million invested in CDARS. During the second quarter the Company was able in obtain higher yields in the CDARS program than the yields being paid in federal funds sold or like term investment securities.

At June 30, 2008, total deposits increased $18.5 million, up 3.11% from $596.2 million at December 31, 2007. The majority of this growth occurred in the noninterest-bearing and time deposits.

Federal funds purchased, repurchase agreements and other borrowings decreased to $56.9 million at June 30, 2008, a decrease of 11.46% from $64.2 million on December 31, 2007.

Capital Resources

Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at June 30, 2008. As shown below, these ratios were all well above the regulatory minimum levels.

	2008 Regulatory Minimums	June 30,2008
Tier 1	4.00%	12.42%
Total Capital	8.00%	13.19%
Tier 1 Leverage	3.00%	9.73%

Quarter-end book value per share was $16.63 in 2008 and $15.50 in 2007. Cash dividends were $784 thousand or $0.16 per share in the second quarter of 2008, and $718 thousand or $0.144 per share in the second quarter of 2007. The common stock of the Company has not been extensively traded. The 2007 per share data have been adjusted to reflect a 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid October 1, 2007.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of the end of the second quarter of 2008, the Company had $169.4 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the second quarter of 2008, the Company had $31.0 million available in federal funds to handle any short-term borrowing needs.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available for sale. The Company’s primary external source of liquidity is advances from the FHLB.

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

As of June 30, 2008, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2007 annual report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2008, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2007 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2008. It should be noted, however, that non-maturing deposit liabilities totaling $291.2 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings at June 30, 2008. The rate shock model reveals that a 100 basis point decrease in rates would cause an approximately 1.98% decrease in net interest income and a 200 basis point decrease in rates would cause an approximately 4.13% decrease in net interest income. The rate shock model reveals that a 100 basis point rise in rates would cause an approximately 2.47% increase in net interest income and that a 200 basis point rise in rates would cause an approximately 4.03% increase in net interest income.

Item 4.	Controls and Procedures.

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by the report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no pending or threatened legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

As of June 30, 2008, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2007 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the Company’s monthly share repurchases during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Repurchase Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Repurchase Program (1)
4/1/2008 - 4/30/2008	5,400	$18.00	5,400	239,978
5/1/2008 - 5/31/2008	—	—	—	239,978
6/1/2008 - 6/30/2008	—	—	—	239,978
Total	5,400		5,400

(1)	Replacing a similar authorization in 2007, on January 8, 2008, the Company’s Board of Directors authorized a program to repurchase during any calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. There is currently no stated expiration date for this program. The Company repurchased 5,400 shares of the Company’s common stock during the quarter ended June 30, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on April 22, 2008. A quorum of stockholders was present, consisting of a total of 4,135,545.669 shares, represented in person or by proxy. At the 2008 Annual Meeting the stockholders elected the 16 directors listed below to serve as directors of the Company for one-year terms, having received the following votes:

Director Nominee	For	Withheld
James Reade Chisman	3,476,793.59	658,752.08
Dr. Richard F. Clark	3,491,067.59	644,478.08
Russell Smith Evans, Jr.	3,484,235.85	651,309.82
Dr. Arthur D. Greene	3,491,067.59	644,478.08
Stephen D. Harris	3,484,005.59	651,540.08
John Cabot Ishon	3,461,106.36	674,439.31
Eugene M. Jordan	3,464,907.59	670,638.08
John B. Morgan, II	3,458,720.59	676,825.08
Louis G. Morris	3,465,657.59	669,888.08
Robert L. Riddle	3,489,934.59	645,611.08
Ellen Clark Thacker	3,491,067.59	644,478.08
Dr. H. Robert Schappert	3,465,657.59	669,888.08
Robert F. Shuford	3,462,603.10	672,942.57
Melvin R. Zimm	3,465,610.10	669,935.57
David L. Bernd	3,485,067.59	650,478.08
Joseph R. Witt	3,491,067.59	644,478.08

No other matters were voted on during the 2008 Annual Meeting.

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated September 11, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed September 20, 2007)

10.6	Base Salaries of Named Executive Officers of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 6, 2008	/s/ Robert F. Shuford
Robert F. Shuford
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 6, 2008	/s/ Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)