Form 10-Q
period 2008-09-30
OLD POINT FINANCIAL CORP
filed 2008-11-07
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

4,902,417 shares of common stock ($5.00 par value) outstanding as of October 31, 2008

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets

Cash and due from banks	$39,480,480	$16,367,590
Federal funds sold	10,259,695	35,196,606

Cash and cash equivalents	49,740,175	51,564,196
Securities available-for-sale, at fair value	93,368,832	129,055,515
Securities held-to-maturity (fair value approximates $3,342,922 and $2,947,128)	3,304,000	2,904,000
Loans, net of allowance for loan losses of $5,581,510 and $5,130,188	634,720,235	592,013,988
Premises and equipment, net	26,907,792	27,001,621
Bank owned life insurance	13,336,740	12,801,399
Other assets	10,525,446	7,216,689

	$831,903,220	$822,557,408

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$104,668,292	$95,969,841
Savings deposits	185,301,839	185,823,155
Time deposits	318,740,464	314,371,633

Total deposits	608,710,595	596,164,629
Federal funds purchased, repurchase agreements and other borrowings	57,284,488	64,225,595
Federal Home Loan Bank advances	80,000,000	80,000,000
Accrued expenses and other liabilities	3,059,465	2,459,986

Total liabilities	749,054,548	742,850,210

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,902,417 and 4,907,567 shares issued	24,512,085	24,537,835
Additional paid-in capital	15,445,090	15,357,005
Retained earnings	43,113,065	40,039,194
Accumulated other comprehensive loss	(221,568)	(226,836)

Total stockholders’ equity	82,848,672	79,707,198

	$831,903,220	$822,557,408

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$10,449,779	$10,654,274	$30,796,211	$31,361,052
Interest on federal funds sold	27,687	346,426	357,522	643,702
Interest on securities:
Taxable	742,724	1,009,048	2,600,334	3,383,776
Tax-exempt	218,561	305,910	738,757	953,561
Dividends and interest on all other securities	278,524	102,052	754,095	323,413

Total interest and dividend income	11,717,274	12,417,710	35,246,918	36,665,504

Interest Expense:
Interest on savings deposits	248,038	630,233	921,382	1,923,466
Interest on time deposits	3,061,238	3,599,098	10,023,000	10,253,897
Interest on federal funds purchased, securities sold under agreement to repurchase and other borrowings	207,224	489,580	756,725	1,467,325
Interest on Federal Home Loan Bank advances	1,035,928	1,171,954	3,085,264	3,807,247

Total interest expense	4,552,428	5,890,865	14,786,371	17,451,935
Net interest income	7,164,846	6,526,845	20,460,547	19,213,569
Provision for loan losses	800,000	200,000	1,400,000	700,000

Net interest income, after provision for loan losses	6,364,846	6,326,845	19,060,547	18,513,569

Noninterest Income:
Income from fiduciary activities	760,958	766,967	2,415,958	2,346,658
Service charges on deposit accounts	1,531,404	1,388,681	4,423,263	4,231,504
Other service charges, commissions and fees	605,223	610,377	1,986,852	1,761,034
Income from bank owned life insurance	177,580	158,745	534,734	455,091
Gain (loss) on disposal of premises and equipment	229,568	(1,617)	227,396	14,873
Gain on available-for-sale securities, net	—	—	—	3,168
Other operating income	62,543	112,717	176,307	435,298

Total noninterest income	3,367,276	3,035,870	9,764,510	9,247,626

Noninterest Expense:
Salaries and employee benefits	4,204,828	3,981,943	12,494,049	11,924,354
Occupancy and equipment	997,163	928,315	2,870,237	2,716,096
Data processing	253,069	223,340	741,845	646,852
Marketing	184,891	187,964	594,631	564,346
Customer development	192,277	176,599	602,672	515,663
Employee professional development	166,376	174,607	497,239	500,211
Other	933,915	911,665	2,749,999	2,616,008

Total noninterest expense	6,932,519	6,584,433	20,550,672	19,483,530

Income before income taxes	2,799,603	2,778,282	8,274,385	8,277,665
Income tax expense	821,465	798,062	2,391,115	2,353,220

Net income	$1,978,138	$1,980,220	$5,883,270	$5,924,445

Basic Earnings per Share:
Average shares outstanding	4,902,188	4,939,269	4,904,421	4,971,874
Net income per share of common stock	$0.40	$0.40	$1.20	$1.19

Diluted Earnings per Share:
Average shares outstanding	4,933,331	4,974,275	4,935,779	5,014,856
Net income per share of common stock	$0.40	$0.40	$1.19	$1.18

See Notes to Consolidated Financial Statements.

Note - Per share data adjusted for 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
FOR NINE MONTHS ENDED SEPTEMBER 30, 2008

Balance at beginning of period	4,907,567	$24,537,835	$15,357,005	$40,039,194	$(226,836)	$79,707,198
Comprehensive income:
Net income	—	—	—	5,883,270	—	5,883,270
Unrealized holding losses arising during the period (net of tax, $8,774)	—	—	—	—	(17,031)	(17,031)
Adjustment to reflect change in accounting principle (change pension plan measurement date) (net of tax, $11,487)	—	—	—	—	22,299	22,299

Total comprehensive income	—	—	—	5,883,270	5,268	5,888,538
Adjustment to reflect change in accounting principle (in regards to split-dollar post retirement benefits)	—	—	—	(333,953)	—	(333,953)
Sale of common stock	250	1,250	3,517	(2,313)	—	2,454
Repurchase and retirement of common stock	(5,400)	(27,000)	—	(70,207)	—	(97,207)
Stock compensation expense	—	—	84,568	—	—	84,568
Cash dividends ($.49 per share)	—	—	—	(2,402,926)	—	(2,402,926)

Balance at end of period	4,902,417	$24,512,085	$15,445,090	$43,113,065	$(221,568)	$82,848,672

FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

Balance at beginning of period	3,992,155	$19,960,775	$14,718,903	$42,245,413	$(2,259,839)	$74,665,252
Comprehensive income:
Net income	—	—	—	5,924,445	—	5,924,445
Unrealized holding gains arising during the period (net of tax, $651,458)	—	—	—	—	1,264,595	1,264,595
Reclassification adjustment (net of tax, $1,077)	—	—	—	—	(2,091)	(2,091)

Total comprehensive income				5,924,445	1,262,504	7,186,949
Sale of common stock	17,741	88,705	548,909	(482,693)	—	154,921
Repurchase and retirement of common stock	(65,185)	(325,925)	—	(1,366,560)	—	(1,692,485)
Nonqualified stock options	—	—	28,778	—	—	28,778
Cash dividends ($.45 per share)	—	—	—	(2,225,392)	—	(2,225,392)

Balance at end of period	3,944,711	$19,723,555	$15,296,590	$44,095,213	$(997,335)	$78,118,023

See Notes to Consolidated Financial Statements.

Note - 2007 per share dividend adjusted for 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,883,270	$5,924,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,318,981	1,267,151
Provision for loan losses	1,400,000	700,000
Net gain on sale of available-for-sale securities	—	(3,168)
Net accretion of securities	(48,252)	(49,408)
Gain on disposal of premises and equipment	(227,396)	(14,873)
Income from bank owned life insurance	(534,734)	(2,024,762)
Stock compensation expense	84,568	—
Increase in other assets	(3,157,456)	(1,193,178)
Increase in other liabilities	599,479	968,172

Net cash provided by operating activities	5,318,460	5,574,379

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(48,237,206)	(14,797,010)
Purchases of held-to-maturity securities	(2,600,000)	(800,000)
Proceeds from maturities and calls of securities	80,676,341	56,470,854
Proceeds from sales of available-for-sale securities	5,470,000	2,585,000
Loans made to customers	(230,762,354)	(202,955,665)
Principal payments received on loans	186,656,107	199,194,424
Purchases of premises and equipment	(1,452,549)	(1,508,064)

Net cash provided by (used in) investing activities	(10,249,661)	38,189,539

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	8,698,451	344,450
Decrease in savings deposits	(521,316)	(11,324,292)
Proceeds from the sale of time deposits	190,060,296	109,041,988
Payments for maturing time deposits	(185,691,465)	(85,778,747)
Decrease in federal funds purchased and repurchase agreements	(7,580,234)	(1,606,163)
Decrease in Federal Home Loan Bank advances	—	(35,000,000)
Increase (decrease) in interest-bearing demand notes and other borrowed money	639,127	(41,935)
Proceeds from issuance of common stock	2,454	154,921
Repurchase and retirement of common stock	(97,207)	(1,692,485)
Effect of nonqualified stock options	—	28,778
Cash dividends paid on common stock	(2,402,926)	(2,225,392)

Net cash provided by (used in) financing activities	3,107,180	(28,098,877)

Net increase (decrease) in cash and cash equivalents	(1,824,021)	15,665,041
Cash and cash equivalents at beginning of period	51,564,196	36,784,361

Cash and cash equivalents at end of period	$49,740,175	$52,449,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$15,247,871	$17,491,823
Income tax	$2,400,000	$2,475,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	$(25,805)	$1,912,885
Loans transferred to other real estate owned	$1,944,841	$240,000
Adjustment to reflect change in accounting principle - split-dollar post retirement benefits	$(333,953)	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2008 and December 31, 2007, the results of operations for the three months and nine months ended September 30, 2008 and 2007, and statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at September 30, 2008 and December 31, 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2008
Obligations of U.S. Government agencies	$2,700	$7	$(1)	$2,706
Obligations of state and political subdivisions	604	33	—	637

Total	$3,304	$40	$(1)	$3,343

December 31, 2007
Obligations of U.S. Government agencies	$2,300	$7	$(2)	$2,305
Obligations of state and political subdivisions	604	38	—	642

Total	$2,904	$45	$(2)	$2,947

Amortized costs and fair values of securities available-for-sale at September 30, 2008 and December 31, 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2008
U.S. Treasury securities	$399	$1	$—	$400
Obligations of U.S. Government agencies	66,015	144	(68)	66,091
Obligations of state and political subdivisions	17,156	161	—	17,317
Mortgage-backed securities	2,697	2	(1)	2,698
Money market investments	1,501	—	—	1,501
Federal Home Loan Bank stock - restricted	5,072	—	—	5,072
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	166	—	(45)	121

Total	$93,175	$308	$(114)	$93,369

December 31, 2007
U.S. Treasury securities	$986	$2	$—	$988
Obligations of U.S. Government agencies	95,760	233	(282)	95,711
Obligations of state and political subdivisions	25,031	310	—	25,341
Money market investments	1,604	—	—	1,604
Federal Home Loan Bank stock - restricted	5,115	—	—	5,115
Federal Reserve Bank stock - restricted	169	—	—	169
Other marketable equity securities	169	—	(41)	128

Total	$128,834	$545	$(323)	$129,056

Information pertaining to securities with gross unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2008
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	68	14,949	—	—	68	14,949
Mortgage-backed securities	1	1,269	—	—	1	1,269

Total debt securities	69	16,218	—	—	69	16,218
Other marketable equity securities	$—	$—	$45	$5	$45	$5

Total securities available-for-sale	$69	$16,218	$45	$5	$114	$16,223

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$1	$899	$—	$—	$1	$899

Total securities held-to-maturity	$1	$899	$—	$—	$1	$899

Total	$70	$17,117	$45	$5	$115	$17,122

	December 31, 2007
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$—	$—	$282	$55,480	$282	$55,480

Total debt securities	—	—	282	55,480	282	55,480
Other marketable equity securities	—	—	41	9	41	9

Total securities available-for-sale	$—	$—	$323	$55,489	$323	$55,489

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$—	$—	$2	$899	$2	$899

Total securities held-to-maturity	$—	$—	$2	$899	$2	$899

Total	$—	$—	$325	$56,388	$325	$56,388

The Company has the ability and intent to hold these securities until maturity. None of the securities are impaired due to credit issues. Therefore, securities with a loss are considered temporarily impaired.

Note 3. Loans

Loans at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Commercial and other loans	$75,736	$70,741
Real estate loans:
Construction	62,360	56,007
Farmland	—	44
Equity lines of credit	32,487	30,383
1-4 family residential	134,558	123,006
Multifamily residential	4,289	7,031
Nonfarm nonresidential	285,171	254,790
Installment loans to individuals	42,562	51,912
Tax-exempt loans	2,863	2,992

Total loans	640,026	596,906
Less: Allowance for loan losses	(5,581)	(5,130)
Net deferred loan costs	275	238

Loans, net	$634,720	$592,014

At September 30, 2008 and December 31, 2007, impaired loans amounted to $17.89 million and $9.30 million. Included in the allowance for loan losses was $756 thousand related to $17.89 million of impaired loans at September 30, 2008 and $655 thousand related to $9.30 million of impaired loans at December 31, 2007.

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands)
Balance, beginning of year	$5,130	$4,784
Recoveries	336	381
Provision for loan losses	1,400	1,000
Loans charged off	(1,285)	(1,035)

Balance, end of period	$5,581	$5,130

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

On March 9, 2008, the Company’s 1998 stock option plan expired. Options for the purchase of 294,086 shares of common stock are outstanding at September 30, 2008. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years. All share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Stock option plan activity for the nine months ended September 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	363,041	$18.99
Granted	—	—
Exercised	(250)	9.81
Canceled or expired	(68,705)	22.25

Options outstanding, September 30	294,086	18.24	5.92	$933,830
Options exercisable, September 30	182,251	17.13	4.01	$883,504

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on changes in the market value of the Company’s stock.

As of September 30, 2008, there was $491 thousand unrecognized compensation which relates to unvested options.

SFAS 123(R) requires the benefits of tax deductions in excess of grant-date fair value to be reported as a financing cash flow. The Company did not have any tax benefit deductions from the exercise of stock options in the third quarter of 2008.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan. The Company implemented the requirement of the Financial Accounting Standards Board’s (FASB) SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” to measure plan assets and obligations as of the balance sheet date. This increased the Company’s stockholders’ equity by $22 thousand. The components of net periodic pension cost are as follows:

	2008	2007
Quarter ended September 30,	Pension Benefits
Interest cost	$76,095	$71,948
Expected return on plan assets	(109,883)	(102,902)
Amortization of net loss	—	8,606

Net periodic pension plan (benefit)	$(33,788)	$(22,348)

	2008	2007
Nine months ended September 30,	Pension Benefits
Interest cost	228,285	215,843
Expected return on plan assets	(329,648)	(308,705)
Amortization of net loss	—	25,817

Net periodic pension plan (benefit)	$(101,363)	$(67,045)

The Company has not made, and does not expect to make, any contributions to the plan in 2008.

Note 7. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include 193 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation because they were antidilutive.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

Note 9. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

• Level 1	-	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

• Level 2	-	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

• Level 3	-	inputs to the valuation methodology are unobservable and significant to the fair value measurement

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

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. The Company believes that the fair value component in its valuation follows the provisions of SFAS 157.

Note 10. Split-Dollar Post Retirement Benefits

The FASB ratified Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” which was effective January 1, 2008 for calendar-year entities. The EITF concluded that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. As a result of the change in accounting principle, the Company recorded a reduction to retained earnings of $425 thousand in the first quarter of 2008. In the third quarter of 2008 the Company replaced some of the split-dollar policies. As a result, the net decrease to retained earnings was $334 thousand as of September 30, 2008.

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

Caution About Forward-Looking Statements

In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. Monetary and fiscal policies of the U.S. Government could also adversely effect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA) and other policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

While the Company has not experienced significant losses during the current economic climate, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Company’s performance, both directly by affecting revenues and the value of the Company’s assets and liabilities, and indirectly by affecting the Company’s counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. It is not clear at this time what impact the EESA or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

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

Critical Accounting Policies and Estimates

As of September 30, 2008, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2007 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the third quarter of 2008 was relatively unchanged at $1.98 million as compared to the third quarter of 2007 even though the provision for loan losses for the quarter increased by 300% or $600 thousand compared to the three months ended September 2007. Basic and diluted earnings per share for the third quarter 2008 and the third quarter 2007 were $0.40. Return on average assets (ROA) for the third quarter of 2008 was 0.92% and 0.97% for the comparable period in 2007. Return on equity (ROE) was 9.56% for the third quarter of 2008 compared with 10.20% for the same period in 2007.

Net income for the nine months ended September 30, 2008 was $5.88 million as compared to $5.92 million for the nine months ended September 30, 2007, a decrease of only 0.70% or $41 thousand even though the provision for loan losses was increased by 100% to $1.40 million compared to the nine months ended September 30, 2007. Basic and diluted earnings per share for the nine months ended September 30, 2008 were $1.20 and $1.19 as compared to $1.19 and $1.18 for the nine months ended September 30, 2007.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $7.30 million in the third quarter of 2008, an increase of $593 thousand from the third quarter of 2007. The net interest margin was 3.78% in the third quarter of 2008 and 3.50% in the third quarter of 2007. The net interest margin has improved 32 basis points from the first quarter’s margin of 3.46%. Although loan yields have declined since the first quarter, the Company has been able to reduce its interest-bearing liability costs by more than the decline in the loan yields.

Tax equivalent interest income decreased $746 thousand, or 5.92%, in the third quarter of 2008 compared to the same period of 2007. Average earning assets grew $5.09 million, or 0.66% compared to the third quarter of 2007. The average yield on earning assets decreased in the third quarter of 2008 by 43 basis points as compared to the third quarter of 2007. Interest expense decreased $1.34 million, or 22.73%, and average interest-bearing liabilities decreased by $1.47 million, or 0.23% in the third quarter of 2008 compared to the same period of 2007. The cost of funding interest-bearing liabilities decreased 83 basis points in the third quarter of 2008 compared to the third quarter of 2007.

For the nine months ended September 30, 2008, net interest income, on a fully tax equivalent basis, increased $1.13 million, or 5.73%, over the comparable period in 2007. Comparing the first nine months of 2008 to 2007, average loans increased $32.61 million, or 5.57%, while investment securities decreased $31.61 million, or 18.47%. Average earning assets increased 0.37% and interest income yield decreased from 6.42% in 2007 to 6.13% in 2008, a decrease of 29 basis points. For the nine months ended September 30, 2008, interest expense decreased $2.67 million, or 15.28%, over the same period in 2007. For the nine months ended September 30, 2008, the yield on interest-bearing liabilities decreased 53 basis points as compared to the same period in 2007.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$636,653	$10,468	6.58%	$586,207	$10,673	7.28%
Investment securities:
Taxable	111,792	1,021	3.65%	127,249	1,111	3.49%
Tax-exempt	17,703	332	7.49%	26,291	463	7.05%

Total investment securities	129,495	1,353	4.18%	153,540	1,574	4.10%
Federal funds sold	5,815	27	1.86%	27,125	347	5.12%

Total earning assets	771,963	$11,848	6.14%	766,872	$12,594	6.57%
Reserve for loan losses	(5,172)			(5,167)
Other nonearning assets	62,062			56,913

Total assets	$828,853			$818,618

Time and savings deposits:
Interest-bearing transaction accounts	$10,518	$4	0.15%	$10,339	$7	0.27%
Money market deposit accounts	137,323	222	0.65%	147,987	574	1.55%
Savings accounts	37,901	23	0.24%	38,792	49	0.51%
Time deposits, $100,000 or more	122,604	1,087	3.55%	113,744	1,427	5.02%
Other time deposits	199,309	1,973	3.96%	189,742	2,172	4.58%

Total time and savings deposits	507,655	3,309	2.61%	500,604	4,229	3.38%
Federal funds purchased, repurchase agreements and other borrowings	52,019	207	1.59%	50,535	490	3.88%
Federal Home Loan Bank advances	80,000	1,036	5.18%	90,000	1,172	5.21%

Total interest-bearing liabilities	639,674	4,552	2.85%	641,139	5,891	3.68%
Demand deposits	102,881			96,559
Other liabilities	3,489			3,248
Stockholders’ equity	82,809			77,672

Total liabilities and stockholders’ equity	$828,853			$818,618

Net interest income/yield		$7,296	3.78%		$6,703	3.50%

	For the nine months ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
Loans	$618,319	$30,850	6.65%	$585,707	$31,419	7.15%
Investment securities:
Taxable	118,842	3,354	3.76%	143,699	3,707	3.44%
Tax-exempt	20,662	1,120	7.23%	27,412	1,445	7.03%

Total investment securities	139,504	4,474	4.28%	171,111	5,152	4.01%
Federal funds sold	18,499	357	2.57%	16,635	644	5.16%

Total earning assets	776,322	$35,681	6.13%	773,453	$37,215	6.42%
Reserve for loan losses	(5,117)			(5,039)
Other nonearning assets	59,681			55,668

Total assets	$830,886			$824,082

Time and savings deposits:
Interest-bearing transaction accounts	$10,457	$12	0.15%	$10,855	$21	0.26%
Money market deposit accounts	139,284	829	0.79%	151,890	1,754	1.54%
Savings accounts	37,541	81	0.29%	39,215	148	0.50%
Time deposits, $100,000 or more	122,620	3,704	4.03%	108,132	4,041	4.98%
Other time deposits	201,649	6,318	4.18%	186,060	6,213	4.45%

Total time and savings deposits	511,551	10,944	2.85%	496,152	12,177	3.27%
Federal funds purchased, repurchase agreements and other borrowings	52,657	757	1.92%	50,237	1,468	3.90%
Federal Home Loan Bank advances	80,000	3,085	5.14%	102,040	3,807	4.97%

Total interest-bearing liabilities	644,208	14,786	3.06%	648,429	17,452	3.59%
Demand deposits	101,386			96,255
Other liabilities	3,537			2,536
Stockholders’ equity	81,755			76,862

Total liabilities and stockholders’ equity	$830,886			$824,082

Net interest income/yield		$20,895	3.59%		$19,763	3.41%

*	Computed on a fully tax equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $1.40 million for the first nine months of 2008, and $700 thousand in the comparable period in 2007. Loans charged off (net of recoveries) in the first nine months of 2008 were $949 thousand as compared to $351 thousand in the first nine months of 2007. On an annualized basis, net loan charge-offs were 0.20% of total loans for the first nine months of 2008 compared with 0.08% for the same period in 2007.

On September 30, 2008, nonperforming assets totaled $5.40 million compared with $2.50 million on September 30, 2007. The September 2008 total consisted of $2.07 million in loans still accruing interest but past due 90 days or more, $387 thousand in nonaccrual loans, $165 thousand in a former branch site listed for sale and $2.78 million in foreclosed property. The September 2007 total consisted of $1.32 million in restructured debt, $735 thousand in loans still accruing interest but past due 90 days or more, $282 thousand in nonaccrual loans and $165 thousand in a former branch site listed for sale. The increase of $2.78 million in foreclosed property includes two completed constructed houses, two 1-to-4 family residential properties, one residential lot and two commercial properties.

The allowance for loan losses on September 30, 2008 was $5.58 million, compared with $5.13 million on September 30, 2007. As of September 30, 2008, the allowance for loan losses represented a multiple of 2.27 times nonperforming loans. Nonperforming loans includes nonaccrual loans, loans still accruing interest but past due 90 days or more and restructured debt. The allowance for loan losses was 0.87% of total loans on September 30, 2008 and 2007.

Noninterest Income

For the third quarter of 2008, noninterest income increased $331 thousand, or 10.92%, over the same period in 2007. The $143 thousand increase in service charges on deposits is attributed to higher income from commercial analysis service charges, higher income from non-sufficient funds and overdraft fees and lower write-offs of demand deposit fees. The gain on disposal of premises and equipment is attributed to a $230 thousand gain on the sale of a Bank building that was no longer needed. The reduction in other operating income is attributed to the closing of the Company’s in-house brokered mortgage department at the Bank in the fall of 2007.

For the nine months ended September 30, 2008, noninterest income increased $517 thousand or 5.59% over the same period in 2007. In addition to the items discussed in the paragraph above, the increase in other service charges, commissions and fees for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was also attributed to increases in debit card and ATM interchange fees and from income received in connection with Visa Inc.’s initial public offering.

Noninterest Expense

For the third quarter of 2008, noninterest expense increased $348 thousand, or 5.29%, over the third quarter of 2007. The majority of the third quarter 2008 increase is attributed to salaries and employee benefits, which increased by $223 thousand, or 5.60%, over the third quarter of 2007 as a result of customary yearly salary increases and an increase of sixteen in the Company’s full time equivalent positions.

Occupancy and equipment expenses increased $69 thousand, or 7.42%, over the third quarter of 2007. The increase is related to the new branch that was opened in January 2008.

For the nine months ended September 30, 2008, noninterest expense increased $1.07 million or 5.48%, over the nine months ended September 30, 2007. Salaries and employee benefits contributed $570 thousand of this increase and occupancy and equipment expenses contributed $154 thousand. The reasons for these increases are described in the above two paragraphs.

The remaining increase in noninterest expense for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is attributed to data processing, marketing, customer development and other costs. The majority of the data processing increase is related to increased debit card and ATM interchange costs and providing key employees with data processing devices that allow them access to their email when they are not in the office. Most of the increase in marketing and customer development costs can be attributed to the grand opening of the Company’s new Virginia Beach office in 2008, initiation of a contract related to ATMs in a chain of drug stores throughout Hampton Roads and higher contributions to non-profit organizations. Other noninterest expense increased $134 thousand for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Increases in foreclosed property and repossessed asset expense, FDIC insurance costs, courier expense, Federal Reserve costs and director fees account for the majority of the increase.

Balance Sheet Review

At September 30, 2008, the Company had total assets of $831.90 million, an increase of 1.14% from $822.56 million at December 31, 2007. Net loans as of September 30, 2008 were $634.72 million, an increase of 7.21% from $592.01 million at December 31, 2007.

Average assets for the first nine months of 2008 were $830.89 million compared to $824.08 million for the first nine months of 2007. The growth in average assets in 2008 was due primarily to the growth in average loans, which increased 5.57% as compared to the same period in 2007.

Total investment securities at September 30, 2008 were $96.67 million, a decrease of 26.74% from $131.96 million at December 31, 2007. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At September 30, 2008, the Company had $39.48 million in cash and due from banks as compared to $16.37 million at December 31, 2007. During the second quarter of 2008, the Bank began investing excess funds in the “Certificate of Deposit Account Registry Service” (CDARS) program. As of September 30, 2008, the Company had $23.50 million invested in CDARS. During the second and third quarters of 2008, the Company was able to obtain higher yields in the CDARS program than the yields being paid in federal funds sold or like term investment securities.

At September 30, 2008, total deposits increased $12.55 million, up 2.10% from $596.16 million at December 31, 2007. The majority of this growth occurred in the noninterest-bearing and time deposits.

Federal funds purchased, repurchase agreements and other borrowings decreased to $57.28 million at September 30, 2008, a decrease of 10.81% from $64.23 million at December 31, 2007.

Capital Resources

Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at September 30, 2008. As shown below, these ratios were all well above the regulatory minimum levels.

	2008 Regulatory Minimums	September 30, 2008
Tier 1	4.00%	12.41%
Total Capital	8.00%	13.25%
Tier 1 Leverage	3.00%	10.02%

Third quarter-end book value per share was $16.90 in 2008 and $15.91 in 2007. Cash dividends were $2.40 million or $0.49 per share in the nine months ended September 30, 2008 and $2.23 million or $0.45 per share for the nine months ended September 30, 2007. The common stock of the Company has not been extensively traded. The 2007 per share data have been adjusted to reflect a 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid October 1, 2007.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of the end of the third quarter of 2008, the Company had $168.05 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the third quarter of 2008, the Company had $40.00 million available in federal funds to handle any short-term borrowing needs.

Management is aware of the current market and institutional trends, events and uncertainties. However, management does not expect the trends, events and uncertainties to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available for sale. The Company’s primary external source of liquidity is advances from the FHLB.

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

As of September 30, 2008, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2007 annual report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2008, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2007 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2008. It should be noted, however, that non-maturing deposit liabilities totaling $185.30 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings at September 30, 2008. The rate shock model reveals that a 100 basis point decrease in rates would cause an approximately 1.75% decrease in net interest income and a 200 basis point decrease in rates would cause an approximately 4.23% decrease in net interest income. The rate shock model reveals that a 100 basis point increase in rates would cause an approximately 2.24% increase in net interest income and that a 200 basis point increase in rates would cause an approximately 3.44% increase in net interest income.

Item 4.	Controls and Procedures.

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by the report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This Item 1A requires disclosure of any material changes from risk factors previously disclosed in the Company’s most recent annual report on Form 10-K for the year ended December 31, 2007, where such factors are discussed on pages 6 through 8. In addition to those factors, certain additional risks and uncertainties should also be considered as discussed below.

U.S. and international credit markets and economic conditions could adversely affect our liquidity and financial condition. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Caution About Forward-Looking Statements,” global market and economic conditions continue to be disrupted and volatile and the disruption has been particularly acute in the financial sector. Although the Company remains well capitalized and has not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of the Company’s common stock during the quarter ended September 30, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2008.

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended April 25, 1995 (incorporated by reference to Exhibit 3 to Form 10-K filed March 26, 1999)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated September 11, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed September 20, 2007)

10.6	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to Form 10-Q filed August 6, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 07, 2008	/s/ Robert F. Shuford
Robert F. Shuford
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 07, 2008	/s/ Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)