Form 10-K
period 2008-12-31
OLD POINT FINANCIAL CORP
filed 2009-03-12
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2008 was $54,773,075 based on the closing sales price on the NASDAQ Capital Market of $17.80.

There were 4,908,041 shares of common stock outstanding as of February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on April 28, 2009, are incorporated by reference in Part III of this report.

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

The Company completed a spin-off of its trust department as of April 1, 1999. The newly formed organization is chartered as Old Point Trust and Financial Services, N.A. (Trust). Trust is a nationally chartered trust company. The purpose of the spin-off was to have a corporate structure more ready to compete in the field of wealth management. Trust is a wholly-owned subsidiary of the Company.

The Bank is a national banking association that was founded in 1922. As of the end of 2008, the Bank had 20 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and business customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries which continue to conduct business in substantially the same manner.

As of December 31, 2008, the Company had assets of $835.0 million, loans of $637.5 million, deposits of $646.5 million, and stockholders’ equity of $82.9 million. At year-end, the Company and its subsidiaries had a total of 336 employees, 26 who were part-time.

MARKET AREA AND COMPETITION

The Company’s market area is located in Hampton Roads. According to the United States Census Bureau, Hampton Roads is the 31st most populous Metropolitan Statistical Area (MSA) in the United States. Situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor, the Hampton Roads MSA includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry.

The Hampton Roads MSA is the largest market between Washington, D.C. and Atlanta, Georgia, and the fourth largest MSA in the southeast. The region has seen a 7.0% increase in population between 2000 and 2008 and was home to 1.7 million people. The Virginia Employment Commission projects the population in the Hampton Roads MSA to be nearly 1.82 million people by the year 2020.

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

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot foresee how federal regulation of financial institutions may change in the future. However, it is possible that current and future governmental regulatory and economic initiatives, such as the Emergency Economic Stabilization Act of 2008 enacted in October 2008, could impact the competitive landscape in the Company’s market area.

Because community banks typically rely on branch deposits to fund loans, competition for local deposits is fierce. As a result, the Bank launched several incentive programs to aid in the generation of core deposits. As of June 30, 2008, the Bank holds seventh place with 3% market share of all Hampton Roads deposits. The Bank’s total deposits for the entire Hampton Roads area grew by just over $16.0 million, or 3% between June 2007 and June 2008. In addition, the Bank remains strong on the Peninsula with 12% market share. In Hampton, the Bank retains first place with 36% market share, deposit growth totaling almost $11.0 million, or 4%.

Overall deposit growth remains strong in the Bank’s smaller markets as well. The Bank continues growth trends in Chesapeake with 13% deposit growth between June 30, 2007 and June 30, 2008. Deposit growth has been flat in both Newport News and in Norfolk and in one region the Bank has seen some decline in deposits. In the Williamsburg/James City County market, the Bank had a -15% growth rate of deposits between June 2007 and June 2008. This decline in deposits can be attributed to the Bank’s Williamsburg Crossing location which has been experiencing a shift in the growth centers in and around the city. The two other Williamsburg branches, New Town and Norge Crossing, have experienced growth rates of 9% and 11% respectively.

With plans to open a second Norfolk branch in Ghent in late 2009, the Bank’s market share is expected to increase in this area of the MSA.

Moving forward, it is important that the Bank maintains its strong presence on the Peninsula, while striving to increase and grow the Company’s presence on the Southside. This effort has been ongoing beginning with the opening of the Great Bridge branch in 1999, the opening of the Crown Center branch in Norfolk in February 2001, the opening of the Greenbrier branch in the fall of 2003, the opening of the Independence branch in Virginia Beach in October of 2005, the opening of the Eagle Harbor branch in Isle of Wight County in April 2006, the opening of the Hilltop branch in Virginia Beach in January of 2008 and the upcoming branch opening in Ghent in 2009.

AVAILABLE INFORMATION

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

Emergency Economic Stabilization Act of 2008. It is not clear at this time what impact the Emergency Economic Stabilization Act of 2008, enacted October 3, 2008, as amended by the American Recovery and Reinvestment Act of 2009, enacted February 17, 2009, (the EESA) or other initiatives of the United States Treasury and other bank regulatory agencies that have been announced, or any additional programs that may be initiated in the future, will have on the financial markets, the financial services industry, the Company, the Bank or Trust.

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution may not make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such dividend would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to the Company.

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

FDIRA also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was $360 thousand, of which $135 thousand and $225 thousand were applied to offset assessments in 2008 and 2007, respectively. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35 percent of estimated insured deposits.

The Emergency Economic Stabilization Act of 2008, which was enacted on October 3, 2008, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The legislation did not increase coverage for retirement accounts, which will continue to be $250,000 beyond December 31, 2009.

On October 13, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (the TLGP) because of disruptions in the credit market, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the DIF to achieve its goals. The final rule implementing the TLGP was approved by the FDIC Board of Directors on November 21, 2008. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). The Company is participating in both of these programs and will be required to pay assessments associated with the TLGP as follows:

•

Under the Debt Guarantee Program, all newly-issued senior unsecured debt (as defined in the regulation) will be charged an annualized assessment of up to 100 basis points (depending on debt term) on the amount of debt issued, and calculated through the maturity date of that debt or June 30, 2012, whichever is earlier. The Company has thus far issued no debt and has incurred no assessments under the Debt Guarantee Program.

•

Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009.

With higher levels of bank failures, the FDIC’s resolution costs have increased significantly. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. The FDIC also proposed changes to take effect beginning in the second quarter of 2009 that would require riskier institutions to pay larger assessments. The comment period for these proposed changes ended on December 17, 2008. The FDIC has not yet announced a final rule with respect to these proposed changes.

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

U.S. and international credit markets and economic conditions could adversely affect our liquidity and financial condition. Global market and economic conditions continue to be disrupted and volatile and the disruption has been particularly acute in the financial sector. Although the Company remains well capitalized and has not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in the U.S. and international markets and economy may adversely affect the Company’s liquidity, financial condition and profitability.

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company’s profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company’s control, including competition, federal economic, monetary and fiscal policies, and economic conditions. Changes in interest rates affect operating performance and financial condition. The Company tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s net interest margin and, in turn, its profitability. At December 31, 2008, based on scheduled maturities only, the Company’s balance sheet was liability sensitive at the one year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment.

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

The Company’s profitability depends significantly on local economic conditions. The Company’s success depends primarily on the general economic conditions of the markets the Company operates in. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Hampton Roads MSA. The local economic conditions in this area have a significant impact on the demand for loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could impact these local economic conditions. The decline in general economic conditions and the current recession have negatively affected the financial results of the Company’s operations.

A decline in real estate values could cause a significant portion of the Company’s loan portfolio to be under-collateralized and adversely impact the Company’s operating results and financial condition. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company’s loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, the Company may not be able to realize the amount of collateral that it anticipated at the time of originating the loan. The market value of real estate has declined, leaving the Company with certain loans that are under-collateralized. Some of these loans have become troubled and have been foreclosed upon, and the Company was unable to realize the expected value of the collateral. Due to these events, the Company has increased its loan loss provision and established a valuation reserve for other real estate owned (OREO), both of which have had an adverse affect on operating results.

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

As of December 31, 2008, the Bank owns the main office located in Hampton, Virginia, four office buildings and 15 branches. All of these are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Bank under an agreement expiring in October 2011. The remaining three branches are leased from unrelated parties under leases with renewal options that expire anywhere from one to ten years.

For more information concerning the commitments under current leasing agreements, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

The Bank owns one property in Norfolk which is designated as a future branch location. The Bank anticipates opening this branch in late 2009.

Item 3.	Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years
Robert F. Shuford (71)	1965	Banker
Chairman, President & Chief Executive Officer
Old Point Financial Corporation

Louis G. Morris (54)	1988	Banker
Executive Vice President/OPNB
Old Point Financial Corporation

Margaret P. Causby (58)	1996	Banker
Senior Vice President/Risk Management
Old Point Financial Corporation

Laurie D. Grabow (51)	1999	Banker
Chief Financial Officer & Senior Vice President/Finance
Old Point Financial Corporation

Eugene M. Jordan, II (54)	2003	Banker
Executive Vice President/Trust
Old Point Financial Corporation

Robert F. Shuford, Jr. (44)	2003	Banker
Senior Vice President/Operations
Old Point Financial Corporation

Melissa L. Burroughs (44)	2007	Banker
Senior Vice President/Lending & Business Development
Old Point Financial Corporation

Joseph R. Witt (48)	2008	Treasurer
Senior Vice President/Corporate Banking
Old Point Financial Corporation

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol “OPOF”. The approximate number of stockholders of record as of February 27, 2009 was 1,237. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $15.75. The range of high and low prices and dividends paid per share of the Company’s common stock for each quarter during 2008 and 2007 is presented in Item 7 of this report on Form 10-K under “Capital Resources” and is incorporated herein by reference. Additional information related to stockholder matters can be found in Note 15 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

On January 8, 2008, the Company authorized a program to repurchase during any given calendar year up to an aggregate of five percent (5%) of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. As of December 31, 2008, the Company had repurchased 5,400 shares of the Company’s common stock during 2008 and none of these shares were repurchased in the quarter ended December 31, 2008. On January 6, 2009, the Company replaced the 2008 plan with a similar plan. There is currently no stated expiration date for this program.

Item 6.	Selected Financial Data

The following table summarizes the Company’s performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2008	2007	2006	2005	2004
	(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$46,501	$49,021	$44,885	$36,487	$33,639
Interest expense	19,006	23,349	20,276	12,321	9,248

Net interest income	27,495	25,672	24,609	24,166	24,391
Provision for loan losses	2,400	1,000	1,200	1,050	850

Net interest income after provision for loan losses	25,095	24,672	23,409	23,116	23,541
Net gains (losses) on available-for-sale securities	(47)	3	9	10	215
Noninterest income	12,769	12,483	11,397	10,355	9,205
Noninterest expenses	28,376	26,023	25,181	23,585	21,172

Income before income taxes	9,441	11,135	9,634	9,896	11,789
Income tax expense	2,651	3,166	2,610	2,628	3,209

Net income	$6,790	$7,969	$7,024	$7,268	$8,580

FINANCIAL CONDITION

Total assets	$834,965	$822,557	$847,521	$739,993	$686,275
Total deposits	646,524	596,165	588,414	536,744	512,160
Total loans	637,452	597,144	583,593	494,697	433,253
Stockholders’ equity	82,898	79,707	74,665	71,056	69,139
Average assets	832,533	824,727	794,367	706,076	669,869
Average equity	82,195	77,479	72,540	70,472	66,456

PERTINENT RATIOS

Return on average assets	0.82%	0.97%	0.88%	1.03%	1.28%
Return on average equity	8.26%	10.29%	9.68%	10.31%	12.91%
Dividends paid as a percent of net income	47.66%	37.78%	39.76%	36.47%	28.92%
Average equity as a percent of average assets	9.87%	9.39%	9.13%	9.98%	9.92%

PER SHARE DATA ***

Basic earnings per share	$1.39	$1.61	$1.41	$1.45	$1.72
Diluted earnings per share	1.38	1.59	1.39	1.42	1.68
Cash dividends declared	0.66	0.61	0.56	0.53	0.50
Book value	16.90	16.24	14.96	14.16	13.78

GROWTH RATES

Year-end assets	1.51%	-2.95%	14.53%	7.83%	6.25%
Year-end deposits	8.45%	1.32%	9.63%	4.80%	4.43%
Year-end loans	6.75%	2.32%	17.97%	14.18%	6.95%
Year-end equity	4.00%	6.75%	5.08%	2.77%	9.23%
Average assets	0.95%	3.82%	12.50%	5.41%	11.51%
Average equity	6.09%	6.81%	2.93%	6.04%	8.79%
Net income	-14.79%	13.45%	-3.36%	-15.29%	9.65%
Cash dividends declared	8.20%	8.93%	6.06%	6.45%	14.81%
Book value	4.06%	8.56%	5.65%	2.73%	8.23%

***	Per share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. Monetary and fiscal policies of the U.S. Government could also adversely effect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA) and other policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

While the Company has not experienced significant losses during the current economic climate, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Company’s performance, both directly by affecting revenues and the value of the Company’s assets and liabilities, and indirectly by affecting the Company’s counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. It is not clear at this time what impact the EESA, the ARRA or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

Executive Overview

Description of Operations

Headquartered in Hampton, Virginia, the Company is the parent company of Trust and the Bank. Trust is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and business customers. The Bank is an independent community bank. In January of 2008, the Bank opened the Hilltop office in Virginia Beach. With this opening, the Bank has 20 branches throughout the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County.

Primary Financial Data for 2008

The Company earned $6.8 million in 2008, a 14.79% decrease in net income from 2007. Net interest income for 2008 increased by $1.8 million as compared to net interest income for 2007. Due to the economy and trends in nonaccruals and past due loans, the Company increased its provision for loan losses to $2.4 million in 2008 as compared to $1.0 million in 2007. While noninterest income for 2008 rose slightly as compared to noninterest income for 2007, noninterest expense was $2.4 million higher. While the Company has not been immune to the recession, its continued profitability illustrates its long tradition of strength and consistency.

Significant Factors Affecting Earnings in 2008

Major factors in the decrease in 2008 income as compared to 2007 were an increase in the provision for loan losses and a one-time write-off consisting of $165 thousand for an undeveloped branch site as well as the establishment of a $263 thousand valuation reserve for OREO. In addition, the Bank opened a branch office in the Hilltop section of Virginia Beach in January 2008. The opening of the Hilltop branch negatively impacted 2008 earnings due to pre-opening expenses that have not been completely offset by the new branch’s earnings. Over the long term, the Hilltop branch is expected to be accretive to earnings.

On September 10, 2007, the Bank entered into a joint venture agreement with Tidewater Mortgage Services, Inc. to provide mortgage origination services. Under the terms of the agreement, the joint venture is called Old Point Mortgage, LLC and is headquartered in Hampton. The Bank owns 49% of Old Point Mortgage, LLC. Tidewater Mortgage Services, Inc. owns 51% of Old Point Mortgage, LLC and is the managing member. Earnings from this joint venture were minimal in 2008 but are expected to increase in 2009 as Old Point Mortgage, LLC has been approved to originate Federal Housing Administration (FHA) loans.

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

Earnings Summary

Net income was $6.8 million, or $1.38 diluted earnings per share in 2008 compared to $8.0 million, or $1.59 diluted earnings per share in 2007 and $7.0 million, or $1.39 diluted earnings per share in 2006. Management was able to improve the net interest margin during 2008. During 2008, proceeds from maturing lower yielding investments were used to fund loan growth and retire higher cost Federal Home Loan Bank (FHLB) advances.

Return on average assets was 0.82% in 2008, 0.97% in 2007 and 0.88% in 2006. Return on average equity was 8.26% in 2008, 10.29% in 2007 and 9.68% in 2006.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $28.0 million in 2008, up $1.7 million from 2007 and up $2.6 million from 2006. The net interest margin was 3.61% in 2008 as compared to 3.42% in 2007 and 3.42% in 2006.

Tax equivalent interest income decreased $2.7 million, or 5.41%, in 2008. Average earning assets grew $4.0 million, or 0.51%. Total average loans increased $35.2 million, or 6.00%, while average investment securities decreased $28.7 million, or 17.51%. The yield on earning assets decreased in 2008 by 38 basis points primarily due to decreasing yields in the loan portfolio.

Interest expense decreased $4.3 million, or 18.60% in 2008, while average interest-bearing liabilities decreased $5.8 million, or 0.90% in 2008. The cost of interest-bearing liabilities decreased 64 basis points due to lower interest rates.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

	TABLE I AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
Years ended December 31,	2008			2007			2006
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(in thousands)
ASSETS

Loans	$622,883	$40,941	6.57%	$587,645	$41,964	7.14%	$543,136	$37,520	6.91%
Investment securities:
Taxable	115,687	4,318	3.73%	136,937	4,893	3.57%	160,108	5,533	3.46%
Tax-exempt	19,481	1,402	7.20%	26,914	1,890	7.02%	31,113	2,189	7.04%

Total investment securities	135,168	5,720	4.23%	163,851	6,783	4.14%	191,221	7,722	4.04%
Federal funds sold	17,653	387	2.19%	20,255	994	4.91%	9,198	467	5.08%

Total earning assets	775,704	47,048	6.07%	771,751	49,741	6.45%	743,555	45,709	6.15%
Reserve for loan losses	(5,269)			(5,092)			(4,588)

	770,435			766,659			738,967

Cash and due from banks	12,715			13,531			14,695
Bank premises and equipment, net	29,331			26,686			23,322
Other assets	20,052			17,851			17,383

Total assets	$832,533			$824,727			$794,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$10,271	$14	0.14%	$10,658	$27	0.25%	$9,210	$24	0.26%
Money market deposit accounts	139,109	977	0.70%	149,518	2,279	1.52%	150,950	2,063	1.37%
Savings accounts	37,832	103	0.27%	38,698	196	0.51%	40,612	203	0.50%
Time deposits, $100,000 or more	122,666	4,766	3.89%	111,650	5,481	4.91%	106,227	4,071	3.83%
Other time deposits	203,208	8,242	4.06%	187,198	8,468	4.52%	157,133	6,932	4.41%

Total time and savings deposits	513,086	14,102	2.75%	497,722	16,451	3.31%	464,132	13,293	2.86%
Federal funds purchased, repurchase agreements and other borrowings	50,749	877	1.73%	51,882	1,970	3.80%	51,167	1,913	3.74%
Federal Home Loan Bank advances	78,038	4,027	5.16%	98,085	4,928	5.02%	105,386	5,070	4.81%

Total interest-bearing liabilities	641,873	19,006	2.96%	647,689	23,349	3.60%	620,685	20,276	3.27%

Demand deposits	104,954			96,475			98,622
Other liabilities	3,511			3,084			2,520

Total liabilities	750,338			747,248			721,827
Stockholders’ equity	82,195			77,479			72,540

Total liabilities and stockholders’ equity	$832,533			$824,727			$794,367

Net interest margin		$28,042	3.61%		$26,392	3.42%		$25,433	3.42%

*	Computed on a fully tax-equivalent basis using a 34% rate.

The following table summarizes changes in net interest income attributable to changes in the volume of interest- bearing assets and liabilities and changes in interest rates.

	TABLE II VOLUME AND RATE ANALYSIS* (in thousands)
	2008 vs. 2007 Increase (Decrease) Due to Changes in:			2007 vs. 2006 Increase (Decrease) Due to Changes in:			2006 vs. 2005 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$2,517	$(3,540)	$(1,023)	$3,075	$1,369	$4,444	$6,006	$2,473	$8,479
Investment Securities:
Taxable	(759)	184	(575)	(801)	161	(640)	(142)	139	(3)
Tax-exempt	(522)	34	(488)	(295)	(4)	(299)	(357)	(38)	(395)

Total investment securities	(1,281)	218	(1,063)	(1,096)	157	(939)	(499)	101	(398)

Federal funds sold	(128)	(479)	(607)	561	(34)	527	27	170	197

Total earning assets	1,108	(3,801)	(2,693)	2,540	1,492	4,032	5,534	2,744	8,278

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts	(1)	(12)	(13)	4	(1)	3	2	(0)	2
Money market deposit accounts	(159)	(1,143)	(1,302)	(20)	236	216	52	815	867
Savings accounts	(4)	(89)	(93)	(10)	3	(7)	(10)	(0)	(10)
Time deposits, $100,000 or more	441	(1,156)	(715)	208	1,202	1,410	803	901	1,704
Other time deposits	624	(850)	(226)	1,326	210	1,536	509	1,803	2,312

Total time and savings deposits	901	(3,250)	(2,349)	1,508	1,650	3,158	1,356	3,519	4,875
Federal funds purchased, repurchase agreements and other borrowings	(43)	(1,050)	(1,093)	27	30	57	1	752	753
Federal Home Loan Bank advances	(1,007)	106	(901)	(351)	209	(142)	1,823	504	2,327

Total interest-bearing liabilities	(149)	(4,194)	(4,343)	1,184	1,889	3,073	3,180	4,775	7,955

Change in net interest income	$1,257	$393	$1,650	$1,356	$(397)	$959	$2,354	$(2,031)	$323

*	Computed on a fully tax-equivalent basis using a 34% rate.

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2008. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2008 non-maturing deposit liabilities totaled $187.1 million, or 29.89%, of total interest-bearing liabilities. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 1.87% annual decrease in net income. The rate shock model reveals that a 100 basis point rise in rates would cause an approximate 3.11% annual increase in net income and that a 200 basis point rise in rates would cause an approximate 5.86% annual increase in net income.

TABLE III

INTEREST SENSITIVITY ANALYSIS

As of December 31, 2008 (in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Uses of funds
Federal funds sold	$17,814	$—	$—	$—	$17,814
Taxable investments	8,913	20,252	55,308	921	85,394
Tax-exempt investments	500	2,104	8,474	3,583	14,661

Total investments	27,227	22,356	63,782	4,504	117,869

Loans
Commercial	32,908	3,783	19,845	13,816	70,352
Tax-exempt	—	—	—	2,738	2,738
Consumer	2,468	2,580	26,982	8,760	40,790
Real estate	119,322	28,493	282,820	90,204	520,839
Other	1,373	547	312	501	2,733

Total loans	156,071	35,403	329,959	116,019	637,452

Total earning assets	$183,298	$57,759	$393,741	$120,523	$755,321

Sources of funds
Interest-bearing transaction accounts	$12,902	$—	$—	$—	$12,902
Money market deposit accounts	135,791	—	—	—	135,791
Savings accounts	38,412	—	—	—	38,412
Time deposits $100,000 or more	32,591	69,934	25,237	—	127,762
Other time deposits	37,648	96,730	73,524	—	207,902
Federal funds purchased, repurchase agreements and other borrowings	33,282	—	—	—	33,282
FHLB advances	70,000	—	—	—	70,000

Total interest bearing liabilities	$360,626	$166,664	$98,761	$—	$626,051

Rate sensitivity GAP	$(177,328)	$(108,905)	$294,980	$120,523	$129,270

Cumulative GAP	$(177,328)	$(286,233)	$8,747	$129,270

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio.

The provision for loan losses was $2.4 million in 2008 as compared to $1.0 million in 2007 and $1.2 million in 2006.

Loans that were charged off during 2008 totaled $1.6 million compared to $1.0 million in 2007 and $1.2 million in 2006. Recoveries amounted to $463 thousand in 2008, $381 thousand in 2007 and $331 thousand in 2006. The Company’s net loans charged off to year-end loans were 0.18% in 2008, 0.11% in 2007, and 0.15% in 2006. The allowance for loan losses, as a percentage of year-end loans, was 1.00% in 2008, 0.86% in 2007, and 0.82% in 2006.

As of December 31, 2008, nonperforming assets totaled $14.9 million, up from $3.2 million at year-end 2007. The December 2008 total consisted of $3.8 million of other real estate, $6.6 million in troubled debt restructured, $3.5 million in loans still accruing interest but past due 90 days or more, and $1.0 million in nonaccrual loans. The $3.8 million of other real estate consisted of the following:

Other Real Estate Owned

(in thousands)

Construction, land development, and other land	$1,015
1-4 family residential properties	1,236
Nonfarm nonresidential properties	1,500

Total	$3,751

Loans still accruing interest but past due 90 days or more increased to $3.5 million as of December 31, 2008 compared to $623 thousand as of December 31, 2007. Although nonperforming assets as of December 31, 2008 were approximately $11.7 million higher than December 31, 2007, $5.3 million of this increase is due to an increase in troubled debt restructured.

Impaired loans increased to $12.9 million from $8.0 million as of December 31, 2007 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K. As shown in Note 4, the majority of these loans are collateralized.

Noninterest Income

Noninterest income increased $236 thousand, or 1.89%, in 2008 from 2007 compared to an increase of $1.1 million, or 9.55%, in 2007 from 2006. Income from fiduciary activities was down slightly. The gain on disposal of premises and equipment is primarily attributed to a $230 thousand gain on the sale of a Bank building that was no longer needed. The reduction in other operating income is attributed to the closing of the Company’s in-house brokered mortgage department at the Bank in the fall of 2007.

Noninterest Expenses

Noninterest expenses increased by $2.4 million, or 9.04%, in 2008 over 2007 after increasing $850 thousand, or 3.38%, in 2007 over 2006. $1.1 million of this increase was in the category of salaries and employee benefits which increased by 6.97%. This increase is due to annual salary increases and an increase of 21 full-time equivalent employees over 2007.

Occupancy and equipment expense increased $263 thousand, or 7.23%, over 2007. The increase is related to the Hilltop Branch that was opened in January 2008.

The $428 thousand loss on write down of other real estate owned consists of two items. During the fourth quarter of 2008 the Company had a one-time write-off consisting of $165 thousand for an undeveloped branch site as well as the establishment of a $263 thousand valuation reserve for foreclosed property currently held as other real estate owned.

The remaining increase in noninterest expense is attributed to data processing, advertising, customer development and other costs. The majority of the data processing increase is related to increased debit card and ATM interchange costs and providing key employees with data processing devices that allow them access to their email when they are not in the office. Most of the increase in marketing and customer development costs can be attributed to the grand opening of the Hilltop Branch, the initiation of a contract related to ATMs in a chain of drug stores throughout Hampton Roads and higher contributions to non-profit organizations. Increases in foreclosed property and repossessed asset expense, FDIC insurance costs, courier expense, Federal Reserve costs and director fees account for the majority of the increase in the category titled Other.

Balance Sheet Review

At December 31, 2008, the Company had total assets of $835.0 million, an increase of 1.51% from $822.6 million at December 31, 2007. Net loans as of December 31, 2008 were $631.0 million, an increase of 6.59% from $592.0 million at December 31, 2007.

Total investment securities at December 31, 2008 were $104.8 million, a decrease of 20.48% from $131.8 million on December 31, 2007. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

During 2008, as in 2007, one of the Company’s strategic goals was to restructure the balance sheet in order to improve the net interest margin. The use of proceeds from maturing lower-yielding investments to fund loan growth was part of this strategy. In addition, during 2008, the Company used funds from low-yielding maturing securities to pay down $10.0 million of its FHLB advances.

At December 31, 2008, total deposits increased to $646.5 million, an increase of 8.45% from $596.2 million on December 31, 2007. Noninterest-bearing deposits increased $27.8 million or 28.95% at year-end 2008 over 2007.

Savings and time deposits increased $22.6 million, or 4.51% in 2008 over 2007. In 2008, the Bank joined the Certificate of Deposit Account Registry Service network (CDARS), a service that allows member banks to share FDIC insurance coverage for their customers. As a result, a customer’s deposit is fully FDIC-insured up to $50.0 million. Only certificates of deposit can be placed through CDARS; all other account types are ineligible. Also in 2008, the Bank introduced new time deposit products to attract additional deposits.

Investment Portfolio

The following table sets forth a summary of the investment portfolio:

TABLE IV

INVESTMENT PORTFOLIO

As of December 31,	2008	2007	2006
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$400	$988	$981
Obligations of U.S. Government agencies	78,112	95,711	146,086
Obligations of state and political subdivisions	15,115	25,341	29,615
Mortgage-backed securities	2,453	—	—
Money market investments	908	1,604	721
Other marketable equity securities	—	9	22

	$96,988	$123,653	$177,425

Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$2,600	$2,300	$2,700
Obligations of state and political subdivisions	467	604	732

	$3,067	$2,904	$3,432

Restricted securities:
Federal Home Loan Bank stock	4,622	5,115	7,094
Federal Reserve Bank stock	169	169	169

	$4,791	$5,284	$7,263

Total	$104,846	$131,841	$188,120

The following table summarizes the contractual maturity of the investment portfolio and their weighted average yields as of December 31, 2008:

	1 year or less	1-5 years	5-10 years	Over 10 years	Total
	(in thousands)
U.S. Treasury securities	$400	$—	$—	$—	$400
Weighted average yield	0.99%	—	—	—	0.99%

Obligations of U.S. Government agencies	$27,857	$52,855	$—	$—	$80,712
Weighted average yield	3.05%	3.57%	—	—	3.39%

Obligations of state and political subdivisions	$2,604	$8,474	$3,583	$921	$15,582
Weighted average yield	4.65%	4.61%	4.58%	6.37%	4.72%

Mortgage-backed securities	$—	$2,453	$—	$—	$2,453
Weighted average yield	—	3.87%	—	—	3.87%

Money market investments	$908	$—	$—	$—	$908
Weighted average yield	3.55%	—	—	—	3.55%

Federal Home Loan Bank stock - restricted	$—	$—	$—	$4,622	$4,622
Weighted average yield	—	—	—	4.14%	4.14%

Federal Reserve Bank stock - restricted	$—	$—	$—	$169	$169
Weighted average yield	—	—	—	6.00%	6.00%

Total securities	$31,769	$63,782	$3,583	$5,712	$104,846
Weighted average yield	3.17%	3.72%	4.58%	4.56%	3.63%

Yields are calculated on a fully tax-equivalent basis using a 34% rate.

Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 2004 through 2008:

TABLE V

LOAN PORTFOLIO

As of December 31,	2008	2007	2006	2005	2004
	(in thousands)
Commercial and other	$73,086	$70,741	$67,697	$63,224	$56,231
Real estate construction	60,604	56,007	81,227	36,517	44,228
Real estate mortgage	460,235	415,492	367,808	325,677	263,096
Tax exempt	2,738	2,992	3,191	2,376	2,568
Installment loans to individuals	40,789	51,912	63,670	66,903	67,130

Total	$637,452	$597,144	$583,593	$494,697	$433,253

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

The maturity distribution and rate sensitivity of certain categories of the Bank’s loan portfolio at December 31, 2008 is presented below:

TABLE VI

MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2008	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial and other	$38,366	$20,402	$14,318	$73,086
Real estate construction	50,683	9,921	—	60,604

Total	$89,049	$30,323	$14,318	$133,690

Loans due after 1 year with:
Fixed interest rate	$—	$28,722	$14,318	$43,040
Variable interest rate	$—	$1,601	$—	$1,601

The following table presents information concerning the aggregate amount of nonaccrual, past due loans and troubled debt restructured as of December 31 for the years 2004 through 2008:

TABLE VII

NONACCRUAL, PAST DUE AND TROUBLED DEBT RESTRUCTURED LOANS

As of December 31,	2008	2007	2006	2005	2004
	(in thousands)
Nonaccrual loans	$1,045	$84	$458	$308	$402

Loans past due 90 days or more and accruing interest	3,529	623	826	935	1,122

Troubled debt restructured	6,594	1,321	—	—	1,806

Interest income that would have been recorded under original loan terms	244	79	38	66	42

Interest income recorded for the period	185	105	24	35	35

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

Potential problem loans consist of loans that, because of potential credit problems of the borrowers, have caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. At December 31, 2008 such problem loans, not included in Table VII, amounted to approximately $4.8 million.

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

The following table shows an analysis of the Allowance for Loan Losses for the years 2004 through 2008:

TABLE VIII

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2008	2007	2006	2005	2004
	(in thousands)
Balance at the beginning of period	$5,130	$4,784	$4,448	$4,303	$4,832

Charge-offs:
Commercial, financial and agricultural	190	87	223	76	468
Real estate construction	—	—	—	—	4
Real estate mortgage	401	71	69	108	327
Consumer loans	649	501	558	584	702
Other loans	347	376	345	507	229

Total charge-offs	1,587	1,035	1,195	1,275	1,730

Recoveries:
Commercial, financial and agricultural	118	23	49	21	29
Real estate mortgage	6	89	6	9	36
Consumer loans	183	126	138	230	220
Other loans	156	143	138	110	66

Total recoveries	463	381	331	370	351

Net charge-offs	1,124	654	864	905	1,379

Provision for loan loss	2,400	1,000	1,200	1,050	850

Balance at end of period	$6,406	$5,130	$4,784	$4,448	$4,303

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$637,452	$597,144	$583,593	$494,697	$433,253
Average balance	$622,883	$587,645	$543,136	$450,053	$418,781

Net charge-offs to average total loans	0.18%	0.11%	0.16%	0.20%	0.32%
Provision for loan losses to average total loans	0.39%	0.17%	0.22%	0.23%	0.20%
Provision for loan losses to net charge-offs	213.52%	152.91%	138.89%	116.02%	61.64%
Allowance for loan losses to period end loans	1.00%	0.86%	0.82%	0.90%	0.99%
Earnings to loan loss coverage*	10.53	18.56	12.54	12.10	9.17

* Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses (ALL) allocated to each category at December 31 for the years 2004 through 2008. Although the ALL is allocated into these categories, the entire ALL is available to cover loan losses in any category. For example, if real estate construction loans experienced losses of $40 thousand, the ALL could handle these losses even though only $31 thousand is allocated to that category.

TABLE IX

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2008		2007		2006		2005		2004
	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans
	(in thousands)
Commercial and other	1,467	11.9%	1,305	12.6%	1,668	12.2%	1,426	13.3%	1,207	13.6%
Real estate construction	31	9.5%	67	9.4%	55	13.9%	31	7.4%	18	10.2%
Real estate mortgage	4,318	72.2%	3,116	69.4%	2,398	63.0%	2,224	65.8%	1,957	60.7%
Consumer	590	6.4%	642	8.7%	663	10.9%	767	13.5%	1,014	15.5%
Unallocated	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	107	N/A

Total	$6,406	100.0%	$5,130	100.0%	$4,784	100.0%	$4,448	100.0%	$4,303	100.0%

Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 2008, 2007 and 2006.

TABLE X

DEPOSITS

Years ended December 31,	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Interest-bearing transaction accounts	$10,271	0.14%	$10,658	0.25%	$9,210	0.26%
Money market deposit accounts	139,109	0.70%	149,518	1.52%	150,950	1.37%
Savings accounts	37,832	0.27%	38,698	0.51%	40,612	0.50%
Time deposits, $100,000 or more	122,666	3.89%	111,650	4.91%	106,227	3.83%
Other time deposits	203,208	4.06%	187,198	4.52%	157,133	4.41%

Total interest-bearing deposits	513,086	2.75%	497,722	3.31%	464,132	2.86%
Demand deposits	104,954		96,475		98,622

Total deposits	$618,040		$594,197		$562,754

The following table shows time deposits in amounts of $100,000 or more as of December 31, 2008, 2007 and 2006 by time remaining until maturity.

TABLE XI

TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2008	2007	2006
	(in thousands)
Maturing in:
3 months or less	$31,675	$43,827	$34,561
3 through 6 months	30,987	27,797	19,826
6 through 12 months	39,147	24,525	26,779
Greater than 12 months	25,953	22,467	26,523

	$127,762	$118,616	$107,689

Return on Equity and Assets

The return on average stockholders’ equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

Years Ended December 31,	2008	2007	2006
Return on average assets	0.82%	0.97%	0.88%
Return on average equity	8.26%	10.29%	9.68%
Dividend pay-out ratio	47.66%	37.78%	39.76%
Average equity to average assets	9.87%	9.39%	9.13%

Capital Resources

Total stockholders’ equity as of December 31, 2008 was $82.9 million, up 4.00% from $79.7 million on December 31, 2007. The Company’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios for 2008, 2007 and 2006. As shown below, these ratios were all well above the regulatory minimum levels.

	2008 Regulatory Minimums	2008	2007	2006
Tier 1	4.00%	12.48%	12.64%	12.41%
Total Capital	8.00%	13.44%	13.45%	13.18%
Tier 1 Leverage	4.00%	10.00%	9.67%	9.19%

Year-end book value was $16.90 in 2008 and $16.24 in 2007. Cash dividends were $3.2 million, or $0.66 per share in 2008 and $3.0 million, or $0.61 per share in 2007. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices for each quarter of 2008 and 2007. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF” and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,233 stockholders of record of the Company as of December 31, 2008. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the quarterly dividends paid and high and low market prices on Old Point Financial Corporation common stock for 2008 and 2007. The share data is adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

	2008			2007
	Dividend	Market Price		Dividend	Market Price
		High	Low		High	Low
1st Quarter	$0.16	$20.95	$16.43	$0.14	$23.16	$21.20
2nd Quarter	$0.16	$19.03	$16.25	$0.15	$22.38	$20.40
3rd Quarter	$0.17	$22.00	$16.00	$0.16	$21.00	$16.78
4th Quarter	$0.17	$20.99	$16.05	$0.16	$20.47	$17.43

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the FHLB. As of December 31, 2008, the Company had $179.2 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2008, the Company had $40.0 million available in federal funds to handle any short-term borrowing needs.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2008 and December 31, 2007. Dividing the total sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

(in thousands)

	December 31, 2008			December 31, 2007
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$40,000	$—	$40,000	$40,000	$—	$40,000
Federal Home Loan Bank advances	249,234	70,000	179,234	245,352	80,000	165,352
Federal funds sold			17,814			35,197
Securities, available for sale and unpledged at fair value			12,405			29,062

Total short-term funding sources			$249,453			$269,611

Uses:
Unfunded loan commitments and lending lines of credit			32,856			43,926
Letters of credit			1,708			1,650
Commitments to purchase assets			1,775			708
Anticipated decline in borrowed funds (demand note)			427			315

Total potential short-term funding uses			$36,766			$46,599

Liquidity coverage ratio			678.5%			578.6%

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

Off-Balance Sheet Lending Related Commitments

The Company had $108.5 million in consumer and commercial commitments at December 31, 2008. The Company also had $5.5 million at December 31, 2008 in letters of credit that the Bank will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 13 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2008:

(in thousands) Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-Term Debt Obligations	$33,282	$33,282	—	—	—
Long-Term Debt Obligations	$70,000	$5,000	$40,000	—	$25,000
Operating Lease Obligations	$922	$331	$558	$33	—
Commitment to purchase assets	$1,775	$1,775	—	—	—
Total contractual cash obligations excluding deposits	$105,979	$40,388	$40,558	$33	$25,000
Deposits	$646,524	$545,392	$94,101	$7,031	—
Total	$752,503	$585,780	$134,659	$7,064	$25,000

Short-term debt obligations include federal funds purchased, repurchase agreements and U.S. Treasury demand note. As of December 31, 2008, the long-term debt obligations of FHLB advances decreased to $70.0 million as compared to $80.0 million as of December 31, 2007.

Short-Term Borrowings

Short-term borrowings consist of the following at December 31, 2008, 2007 and 2006:

TABLE XII

SHORT-TERM BORROWINGS

	2008		2007		2006
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Balance at December 31,
Repurchase agreements	$32,855	0.85%	$63,691	3.43%	$56,696	3.99%
U.S. Treasury demand notes and other borrowed money	427	0.00%	534	4.00%	357	5.00%

Total	$33,282	0.84%	$64,225	3.43%	$57,053	4.00%

Average daily balance at December 31,
Federal funds purchased	$1,066	2.31%	$503	5.59%	$2,863	4.96%
Repurchase agreements	49,194	1.72%	50,967	3.77%	47,682	3.66%
U.S. Treasury demand notes and other borrowed money	489	1.39%	412	4.79%	622	4.71%

Total	$50,749	1.73%	$51,882	3.80%	$51,167	3.74%

Maximum month-end outstanding balance:
Federal funds purchased	$9,000		$—		$11,100
Repurchase agreements	$60,385		$64,783		$56,696
U.S. Treasury demand notes and other borrowed money	$1,944		$1,886		$1,256

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 14 through 30 of this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Old Point Financial Corporation and subsidiaries

Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Point Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2009 expressed an unqualified opinion on the effectiveness of Old Point Financial Corporation and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Old Point Financial Corporation and subsidiaries

Hampton, Virginia

We have audited Old Point Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Old Point Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Old Point Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006 of Old Point Financial Corporation and subsidiaries and our report dated March 5, 2009 expressed an unqualified opinion.

Winchester, Virginia

March 5, 2009

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands)
Assets

Cash and due from banks	$29,511	$16,367
Federal funds sold	17,814	35,197

Cash and cash equivalents	47,325	51,564
Securities available-for-sale, at fair value	96,988	123,653
Securities held-to-maturity (fair value approximates $3,116 and $2,947)	3,067	2,904
Restricted securities	4,791	5,284
Loans, net of allowance for loan losses of $6,406 and $5,130	631,046	592,014
Premises and equipment, net	27,143	27,002
Bank owned life insurance	14,018	12,801
Other real estate owned, net	3,751	1,119
Other assets	6,836	6,216

	$834,965	$822,557

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$123,755	$95,970
Savings deposits	187,105	185,823
Time deposits	335,664	314,372

Total deposits	646,524	596,165
Federal funds purchased, repurchase agreements and other borrowings	33,282	64,225
Federal Home Loan Bank advances	70,000	80,000
Accrued expenses and other liabilities	2,261	2,460

Total liabilities	752,067	742,850

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,905,229 and 4,907,567 shares issued	24,526	24,538
Additional paid-in capital	15,506	15,357
Retained earnings	43,251	40,039
Accumulated other comprehensive loss	(385)	(227)

Total stockholders’ equity	82,898	79,707

	$834,965	$822,557

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$40,870	$41,887	$37,440
Interest on federal funds sold	387	994	467
Interest on securities:
Taxable	3,377	4,470	5,118
Tax-exempt	925	1,247	1,445
Dividends and interest on all other securities	942	423	415

Total interest and dividend income	46,501	49,021	44,885

Interest Expense:
Interest on savings and interest-bearing demand deposits	1,095	2,502	2,290
Interest on time deposits	13,007	13,949	11,003
Interest on federal funds purchased, repurchase agreements and other borrowings	877	1,970	1,913
Interest on Federal Home Loan Bank advances	4,027	4,928	5,070

Total interest expense	19,006	23,349	20,276

Net interest income	27,495	25,672	24,609
Provision for loan losses	2,400	1,000	1,200

Net interest income, after provision for loan losses	25,095	24,672	23,409

Noninterest Income:
Income from fiduciary activities	3,109	3,116	2,669
Service charges on deposit accounts	5,894	5,779	5,445
Other service charges, commissions and fees	2,587	2,480	2,197
Income from bank owned life insurance	716	622	547
Gain (loss) on disposal of premises and equipment	227	134	(8)
Gain (loss) on available-for-sale securities	(47)	3	9
Other operating income	236	352	539

Total noninterest income	12,722	12,486	11,398

Noninterest Expense:
Salaries and employee benefits	17,041	15,931	15,192
Occupancy and equipment	3,903	3,640	3,514
Service fees	390	370	706
Data processing	996	878	738
Advertising	773	724	775
Customer development	752	696	684
Employee professional development	662	645	591
Loss on write down of other real estate owned	428	—	—
Other	3,431	3,139	2,973

Total noninterest expenses	28,376	26,023	25,173

Income before income taxes	9,441	11,135	9,634
Income tax expense	2,651	3,166	2,610

Net income	$6,790	$7,969	$7,024

Basic Earnings per Share *
Average shares outstanding (in thousands)	4,904	4,957	4,990
Net income per share of common stock	$1.39	$1.61	$1.41

Diluted Earnings per Share *
Average shares outstanding (in thousands)	4,935	4,998	5,061
Net income per share of common stock	$1.38	$1.59	$1.39

See Notes to Consolidated Financial Statements.

*	Per share data has been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2008, 2007, and 2006

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2005	4,013,553	$20,068	$14,320	$39,074	$(2,406)	$71,056

Comprehensive income:
Net income	—	—	—	7,024	—	7,024
Unrealized holding gains arising during the period (net of tax, $404)	—	—	—	0	785	785
Reclassification adjustment, (net of tax, $3)	—	—	—	—	(6)	(6)

Total comprehensive income		—	—	7,024	779	7,803
Adjustment to initially apply FASB Statement No. 158 (net of tax, $326) (in regards to pension plan)	—	—	—	—	(633)	(633)
Sale of common stock	12,215	61	358	(260)	—	159
Repurchase and retirement of common stock	(33,613)	(168)	—	(800)	—	(968)
Nonqualified stock options	—	—	41	—	—	41
Cash dividends ($.56 per share)	—	—	—	(2,793)	—	(2,793)

Balance at December 31, 2006	3,992,155	$19,961	$14,719	$42,245	$(2,260)	$74,665

Comprehensive income:
Net income	—	—	—	7,969	—	7,969
Unrealized holding gains arising during the period (net of tax, $914)	—	—	—	—	1,775	1,775
Reclassification adjustment, (net of tax, $1)	—	—	—	—	(2)	(2)
Pension liability adjustment (net of tax, $134)	—	—	—	—	260	260

Total comprehensive income		—	—	7,969	2,033	10,002
Sale of common stock	19,716	99	575	(500)	—	174
Repurchase and retirement of common stock	(90,310)	(452)	—	(1,731)	—	(2,183)
Stock split in the form of a 25% stock dividend	986,006	4,930	—	(4,930)	—	0
Cash paid in lieu of fractional shares	—	—	—	(4)	—	(4)
Nonqualified stock options	—	—	34	—	—	34
Stock compensation expense	—	—	29	—	—	29
Cash dividends ($.61 per share)	—	—	—	(3,010)	—	(3,010)

Balance at December 31, 2007	4,907,567	$24,538	$15,357	$40,039	$(227)	$79,707

Comprehensive income:
Net income	—	—	—	6,790	—	6,790
Unrealized holding gains arising during the period (net of tax, $256)	—	—	—	—	496	496
Reclassification adjustment (net of tax, $16)					31	31
Pension liability adjustment (net of tax benefit, $353)	—	—	—	—	(685)	(685)

Total comprehensive income (loss)	—	—	—	6,790	(158)	6,632
Adjustment to apply FASB Statement No.158 (net of tax, $11) (in regards to pension plan)	—	—	—	22	—	22
Adjustment to apply EITF 06-4 (net of tax, $144) (in regards to split-dollar life insurance)	—	—	—	(281)	—	(281)
Sale of common stock	3,062	15	37	(13)	—	39
Repurchase and retirement of common stock	(5,400)	(27)	—	(70)	—	(97)
Stock compensation expense	—	—	112	—	—	112
Cash dividends ($.66 per share)	—	—	—	(3,236)	—	(3,236)

Balance at December 31, 2008	4,905,229	$24,526	$15,506	$43,251	$(385)	$82,898

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2008	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,790	$7,969	$7,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,768	1,688	1,589
Provision for loan losses	2,400	1,000	1,200
Net (gain) loss on sale of available-for-sale securities	47	(3)	(9)
Net accretion and amortization of securities	(73)	(64)	(54)
Net (gain) loss on disposal of premises and equipment	(227)	(134)	5
Net gain on sale of other real estate owned	—	(14)	—
Stock compensation expense	112	29	—
Valuation allowance on OREO properties	428	—	—
Deferred tax expense benefit	(565)	(183)	(36)
Increase in other assets	(2,536)	(2,516)	(850)
Increase (decrease) in other liabilities	(198)	333	184

Net cash provided by operating activities	7,946	8,105	9,053

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(90,091)	(47,415)	(6,977)
Purchases of held-to-maturity securities	(3,400)	(1,400)	(1,200)
Proceeds from maturities and calls of securities	113,291	104,217	14,387
Proceeds from sales of available-for-sale securities	8,066	3,630	2,860
Loans made to customers	(293,706)	(183,156)	(300,785)
Principal payments received on loans	249,215	167,756	211,026
Proceeds from sales of other real estate owned	—	254	—
Purchases of premises and equipment	(1,682)	(2,146)	(6,727)

Net cash provided by (used in) investing activities	(18,307)	41,740	(87,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	27,785	(683)	(2,033)
Increase (decrease) in savings deposits	1,282	(15,450)	5,440
Proceeds from the sale of time deposits	275,748	240,299	191,905
Payments for maturing time deposits	(254,456)	(216,415)	(143,641)
Increase (decrease) in federal funds purchased and repurchase agreements	(30,836)	6,995	7,785
Increase (decrease) in Federal Home Loan Bank advances	(10,000)	(45,000)	45,000
Increase (decrease) in interest-bearing demand notes and other borrowed money	(107)	178	(1,354)
Proceeds from issuance of common stock	39	174	159
Repurchase and retirement of common stock	(97)	(2,183)	(968)
Cash in lieu of shares	—	(4)	—
Effect of nonqualified stock options	—	34	41
Cash dividends paid on common stock	(3,236)	(3,010)	(2,793)

Net cash provided by (used in) financing activities	6,122	(35,065)	99,541

Net increase (decrease) in cash and cash equivalents	(4,239)	14,780	21,178
Cash and cash equivalents at beginning of period	51,564	36,784	15,606

Cash and cash equivalents at end of period	$47,325	$51,564	$36,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$19,667	$23,245	$19,463
Income tax	$3,275	$3,375	$2,625

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on investment securities	$752	$2,686	$1,180
Loans transferred to other real estate owned	$2,921	$955	$—
Change in pension liability	$(1,005)	$(394)	$959
Adjustment to reflect change in accounting principle - split-dollar post retirement benefits	$(425)	$—	$—

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

NATURE OF OPERATIONS:

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust and Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads. As of December 31, 2008, the Bank had 20 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, trust accounts, tax services and investment management services.

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

INVESTMENT SECURITIES:

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in two categories and accounted for as follows:

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

OTHER REAL ESTATE OWNED:

Other real estate owned is carried at the lower of carrying amount or estimated fair value less cost to sell and consists of foreclosed real property and other property held for sale. The estimated fair value is reviewed periodically by management and any write-downs are charged against current earnings. Revenue and expenses and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

STOCK COMPENSATION PLANS:

Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. SFAS 123R, “Share-Based Payments”, requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.

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

Per share data has been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007. Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net Income applicable to common stock	$6,790	$7,969	$7,024

Average number of common shares outstanding	4,904	4,957	4,990
Effect of dilutive options	31	41	71

Average number of common shares outstanding used to calculate diluted earnings per common share	4,935	4,998	5,061

There were 188,210 anti-dilutive shares in 2008, 261,290 in 2007 and 87,000 in 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-10). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The Company charged $281 thousand to retained earnings (net of tax) and $26 thousand to expense in 2008 due to the adoption of these standards.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.109, “Written Loan Commitments Recorded at Fair Value through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (SFAS No. 161). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Company on December 31, 2008 and are not expected to have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the Company’s consolidated financial statements.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company must maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in the years ended December 2008 and 2007, the aggregate amount of daily average required reserves, net of vault cash, was approximately $350 thousand for both years.

Due to the Temporary Liquidity Guarantee Program, all of the deposits that the Company had at other financial institutions as of December 31, 2008 are fully insured by the FDIC.

NOTE 3, Securities Portfolio

At December 31, 2008, the securities portfolio was composed of securities classified as held-to-maturity and available-for-sale, in conjunction with SFAS 115. Securities held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts, and securities available-for-sale are carried at fair value.

The amortized cost and fair value of securities held-to-maturity at December 31, 2008 and 2007 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2008
Obligations of U. S. Government agencies	$2,600	$28	$—	$2,628
Obligations of state and political subdivisions	467	21	—	488

	$3,067	$49	$—	$3,116

December 31, 2007
Obligations of U. S. Government agencies	$2,300	$7	$(2)	$2,305
Obligations of state and political subdivisions	604	38	—	642

	$2,904	$45	$(2)	$2,947

The amortized cost and fair values of securities available-for-sale at December 31, 2008 and 2007 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2008
U. S. Treasury securities	$399	$1	$—	$400
Obligations of U. S. Government agencies	77,241	871	—	78,112
Obligations of state and political subdivisions	14,959	156	—	15,115
Mortgage-backed securities	2,462	—	(9)	2,453
Money market investments	908	—	—	908

Total	$95,969	$1,028	$(9)	$96,988

December 31, 2007
U. S. Treasury securities	$986	$2	$—	$988
Obligations of U. S. Government agencies	95,760	233	(282)	95,711
Obligations of state and political subdivisions	25,031	310	—	25,341
Money market investments	1,604	—	—	1,604
Other marketable equity securities	50	—	(41)	9

Total	$123,431	$545	$(323)	$123,653

Securities with an amortized cost of $82.8 million and $91.8 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

The amortized cost and fair value of securities at December 31, 2008 by contractual maturity are shown below.

	December 31, 2008
	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$30,252	$30,561	$300	$300
Due after one year through five years	60,340	61,015	2,767	2,816
Due after five years through ten years	3,554	3,583	—	—
Due after ten years	915	921	—	—

Total debt securities	95,061	96,080	3,067	3,116
Other securities without stated maturities	908	908	—	—

Total securities	$95,969	$96,988	$3,067	$3,116

Information pertaining to securities with gross unrealized losses at December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Year Ended December 31, 2008
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale

Debt securities:

Mortgage-backed securities	$9	$2,453	$—	$—	$9	$2,453

Total securities available-for-sale	$9	$2,453	$—	$—	$9	$2,453

	Year Ended December 31, 2007
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale

Debt securities:
Obligations of U. S. Government agencies	$—	$—	$282	$55,480	$282	$55,480

Total debt securities	—	—	282	55,480	282	55,480
Other marketable equity securities	—	—	41	9	41	9

Total securities available-for-sale	$—	$—	$323	$55,489	$323	$55,489

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$—	$—	$2	$899	$2	$899

Total securities held-to-maturity	$—	$—	$2	$899	$2	$899

Total	$—	$—	$325	$56,388	$325	$56,388

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

At December 31, 2008, 2 debt securities had unrealized losses with aggregate depreciation of 0.009% from the Company’s amortized cost basis. At December 31, 2007, 36 debt securities had unrealized losses with aggregate depreciation of 0.2% from the Company’s amortized cost basis. The 2008 unrealized losses relate to mortgage-backed securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The unrealized losses are a result of interest rates and not credit issues. As the Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 4, Loans

A summary of the balances of loans follows:

	2008	2007
	(in thousands)
Commercial and other loans	$73,086	$70,741
Real estate loans:
Construction	60,604	56,007
Farmland	726	44
Equity lines of credit	33,624	30,383
1-4 family residential	134,965	123,006
Multifamily residential	6,623	7,031
Nonfarm nonresidential	283,983	254,790
Installment loans to individuals	40,789	51,912
Tax-exempt loans	2,738	2,992

Total loans	637,138	596,906
Less: Allowance for loan losses	(6,406)	(5,130)
Net deferred loan costs	314	238

Loans, net	$631,046	$592,014

At December 31, 2008 and 2007, there were $351.2 million and $317.8 million, or 55.1% and 53.2%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties and loans secured by nonfarm, nonresidential properties. At December 31, 2008 and 2007, construction loans represented 9.5% and 9.4% of total loans, loans secured by multifamily residential properties represented 1.0% and 1.2%, and loans secured by nonfarm, nonresidential properties represented 44.6% and 42.7%, respectively. Construction loans at December 31, 2008 and 2007 included $39.7 million and $32.6 million in loans to commercial builders of single family housing in the Hampton Roads market, representing 6.2% and 5.5% of total loans, respectively.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2008	2007
	(in thousands)
Impaired loans without a valuation allowance	$12,023	$7,939
Impaired loans with a valuation allowance	888	84

Total impaired loans	$12,911	$8,023

Valuation allowance related to impaired loans	$269	$27
Total nonaccrual loans	$1,045	$84
Total loans past-due ninety days or more and still accruing interest	$3,529	$623

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Average investment in impaired loans	$10,467	$5,562	$2,800
Interest income recognized on impaired loans	$393	$610	$196
Interest that would have been recognized if loans had been accruing	$459	$79	$38

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and companies in which they are principal owners (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The aggregate direct and indirect loans to these persons totaled $2.9 million at December 31, 2008 and 2007. These totals do not include loans made in the ordinary course of business to other companies where a director or executive officer of the Bank was also a director or officer of such company but not a principal owner. None of the directors or executive officers had direct or indirect loans exceeding 10% of stockholders’ equity at December 31, 2008. Changes to the outstanding loan balances are as follows:

	2008	2007
	(in thousands)
Balance, beginning of year	$2,867	$3,675
Additions	280	1,839
Reductions	(299)	(2,647)

Balance, end of year	$2,848	$2,867

NOTE 5, Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2008	2007	2006
	(in thousands)
Balance, beginning of year	$5,130	$4,784	$4,448
Recoveries	463	381	331
Provision for loan losses	2,400	1,000	1,200
Loans charged off	(1,587)	(1,035)	(1,195)

Balance, end of year	$6,406	$5,130	$4,784

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

	2008	2007
	(in thousands)
Land	$7,711	$7,854
Buildings	22,065	21,697
Leasehold improvements	855	837
Furniture, fixtures and equipment	14,400	13,074

	45,031	43,462
Less accumulated depreciation and amortization	17,888	16,460

	$27,143	$27,002

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $1.8 million, $1.7 million and $1.6 million, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $127.8 million and $118.6 million, respectively.

At December 31, 2008, the scheduled maturities of time deposits (in thousands) are as follows:

2009	$234,532
2010	72,986
2011	16,467
2012	4,648
2013	7,031

$335,664

NOTE 8, Federal Home Loan Bank Advances and Other Borrowings

The Bank’s short-term borrowings include federal funds purchased, repurchase agreements and U. S. Treasury demand notes. Securities sold under agreements to repurchase, which totaled $32,855 and $63,691 as of December 31, 2008 and 2007, respectively, are classified as secured borrowings generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The U.S. Treasury demand notes are subject to call by the U.S. Treasury with interest paid monthly at the rate of 25 basis points ( 1/4%) below the federal funds rate. U.S. Treasury demand notes totaled $427 thousand and $534 thousand as of December 31, 2008 and 2007, respectively.

The Bank’s fixed-rate, long-term debt of $70.0 million at December 31, 2008 matures through 2016. The Bank had $80.0 million in fixed-rate, long-term debt at December 31, 2007. At December 31, 2008 and 2007, the interest rates ranged from 4.74% to 6.49%. At December 31, 2008 and 2007, the weighted average interest rate was 5.12% and 5.08%, respectively. FHLB advances are secured by a blanket lien on qualified 1 – 4 family residential real estate loans and by selected commercial real estate loans.

The contractual maturities of long-term debt are as follows:

	December 31,
	2008		2007
	Fixed Rate	Total	Fixed Rate	Total
	(in thousands)
Due in 2008	—	—	10,000	10,000
Due in 2009	5,000	5,000	5,000	5,000
Due in 2010	30,000	30,000	30,000	30,000
Due in 2012	10,000	10,000	10,000	10,000
Due in 2016	25,000	25,000	25,000	25,000

Total long-term debt	$70,000	$70,000	$80,000	$80,000

NOTE 9, Employee Benefit Plans

Stock Option Plan

On March 9, 2008, the Company’s 1998 stock option plan expired. Currently, options to purchase 286,899 shares of common stock granted under the stock option plan are outstanding at December 31, 2008. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and an option’s maximum term is ten years. All share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Stock option plan activity for the year ended December 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2008	363,041	$18.99
Granted	—	—
Exercised	(3,062)	12.65
Canceled or expired	(73,080)	22.18

Options outstanding, December 31, 2008	286,899	18.25	5.67	$727
Options exercisable, December 31, 2008	199,931	17.46	4.31	$727

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on changes in the market value of the Company’s stock.

The fair value of each option granted in 2007 is estimated using the Black Scholes option pricing model with the following assumptions: dividend yield of 2.46%, expected volatility of 27.398%, risk-free interest rate of 4.47% and an expected option life of six and one-half years. The grant date fair value of options granted during 2007 was $5.48. There were no options granted in 2008 and 2006.

The total proceeds of the in-the-money options exercised during the year ended December 31, 2008 and December 31, 2007 was $39 thousand and $365 thousand. Total intrinsic value of options exercised during years ended December 31, 2008, 2007 and 2006 was $14 thousand, $344 thousand and $153 thousand, respectively.

As of December 31, 2008, there was $478 thousand unrecognized compensation expense. As of December 31, 2007 there was $543 thousand unrecognized compensation expense. Compensation expense was $112 thousand and $29 thousand as of December 31, 2008 and December 31, 2007.

Information pertaining to options outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$9.81	36,460	8.3	$9.81	36,460	$9.81
12.91	62,229	7.4	12.91	62,229	12.91
20.05	108,710	1.2	20.05	21,742	20.05
23.83	79,500	4.4	23.83	79,500	23.83

	286,899	5.67	$18.25	199,931	$17.46

401(k) Plan

The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100% of the first 4% of an employee’s compensation contributed to the plan. Matching contributions vest to the employee immediately. The Company may make profit sharing contributions to the plan as determined by the Board of Directors. Contributions vest to the employee over a six-year period. For the years ended December 31, 2008, 2007 and 2006, expense attributable to the plan amounted to $601 thousand, $628 thousand and $421 thousand, respectively.

NOTE 10, Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,178	$1,744
Interest on non-accrual loans	26	15
Foreclosed assets	234	64
Pension - adjustment to apply FASB 158	545	192
BOLI benefit liability*	62	145
Unexercised nonqualified options	9	2

	$3,054	$2,162

Deferred tax liabilities:
Depreciation	$(345)	$(408)
Accretion of discounts on securities	(6)	(12)
Deferred loan fees and costs	(325)	(327)
Pension*	(461)	(416)
Net unrealized gains on securities available-for-sale	(347)	(75)

	(1,484)	(1,238)

Net deferred tax assets	$1,570	$924

*	2007 figures adjusted for change in accounting principle.

The components of income tax expense are as follows:

	2008	2007	2006
	(in thousands)
Current tax expense	$3,216	$3,349	$2,646
Deferred tax expense	(565)	(183)	(36)

Reported tax expense	$2,651	$3,166	$2,610

A reconciliation of the “expected” Federal income tax expense on income before income taxes with the reported income tax expense follows:

	2008	2007	2006
	(in thousands)
Expected tax expense (34%)	$3,210	$3,786	$3,276
Interest expense on tax-exempt assets	34	56	58
Tax-exempt interest	(360)	(475)	(544)
Officers’ life insurance	(243)	(212)	(187)
Other, net	10	11	7

Reported tax expense	$2,651	$3,166	$2,610

The effective tax rates for 2008, 2007 and 2006 were 28.1%, 28.4% and 27.1%, respectively.

NOTE 11, Lease Commitments

The Bank has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2013. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2008 under noncancellable leases is $922 thousand which is due as follows:

Year	(in thousands)
2009	331
2010	257
2011	175
2012	126
2013	33

Total	$922

The aggregate rental expense of premises and equipment was $337 thousand, $346 thousand and $360 thousand for 2008, 2007 and 2006, respectively.

NOTE 12, Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan.

FASB No. 158 requires that employers measure plan assets and obligations as of the balance sheet date. This requirement was effective for fiscal years ending after December 15, 2008. Prior to FASB No. 158, information pertaining to activity in the plan used a measurement date of September 30.

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31
	2008	2007
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,085	$5,320
Service cost	—	—
Interest cost	304	364
Benefits paid	(163)	(511)
Gain due to change in discount rate	(145)	(315)
Actuarial change	(424)	227

Benefit obligation at end of year	$4,657	$5,085

Change in plan assets
Fair value of plan assets at beginning of year	$5,743	$5,460
Expected return on plan assets	(1,169)	794
Employer contribution	—	—
Benefits paid	(163)	(511)

Fair value of plan assets at end of year	$4,411	$5,743

Funded Status at end of year	$(246)	$658

Amounts recognized in the consolidated balance sheets at December 31
Prepaid pension cost (pension liability)	$(246)	$658

Amounts recognized in accumulated other comprehensive income (loss), net of tax consist of:

Net loss	$1,058	$373

Accumulated benefit obligation	$4,657	$5,085

	2008	2007

Assumptions used to determine the benefit obligations at December 31
Discount rate	6.49%	6.25%

	Years ended December 31
	2008	2007	2006
	(in thousands)
Components of net periodic pension cost (benefit)

Service cost	$—	$—	$504
Interest cost	304	288	335
Actual return on plan assets	(439)	(411)	(363)
Amortization of deferred asset gain (loss)	—	—	(21)
Amortization of prior service cost	—	—	4
Amortization of unrecognized loss	—	34	179

Net periodic pension (benefit) cost	$(135)	$(89)	$638

Components of other amounts recognized in accumulated other comprehensive income (loss)

Net loss	$(1,038)	(360)	(1,676)
Amortization of loss	—	(34)	(179)
Amortization of prior service cost	—	—	(4)

Total recognized in OCI	$(1,038)	$(394)	$(1,859)

Total recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$(1,173)	$(483)	$(1,221)

	Years ended December 31
	2008	2007
Assumptions used to determine net periodic pension cost
Discount rate	6.25%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%

The overall expected long-term rate of return on plan assets was determined based on the current asset allocation and the related volatility of those investments.

	Percentage of Plan Assets
	2008	2007
Weighted average asset allocations at December 31
Cash and cash equivalents	18%	6%
Government agencies	37%	39%
Corporate debt and equity	45%	55%

	100%	100%

The pension invests in large and mid-cap equities and government and corporate bonds, with the following target allocations: equities 50%, fixed income 40% and cash 10%. The pension does not invest in options or derivatives.

No contributions were made to the plan in 2008 or 2007.

The actuarial valuation was performed using the initial frozen liability method. Under this method, the Company’s contribution equals the sum of the amount necessary to amortize the frozen initial liability (past service base) over a period of years and the normal cost of the plan.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2009	$556
2010	259
2011	169
2012	258
2013	231
Years 2014 - 2018	1,748

Total	$3,221

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

Off-balance sheet items at December 31 are as follows:

	2008	2007
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$28,729	$27,341
Commercial real estate, construction and development loans committed but not funded	35,624	63,031
Other lines of credit (principally commercial)	44,101	45,459

Total	$108,454	$135,831

Irrevocable letters of credit	$5,515	$5,502

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date, and ultimately may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing agreements. The majority of guarantees extends for less than two years and expire in decreasing amounts through 2010, with the exception of one guarantee which extends for 10 years and expires in 2014. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds various collateral supporting those commitments for which collateral is deemed necessary.

Various legal claims arise from time to time in the normal course of business, which management does not anticipate will have a material effect on the Company’s consolidated financial statements.

NOTE 14, Fair Value Measurements

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

Investment securities

Fair values for securities, excluding restricted stock, are based on quoted market prices. The carrying value of restricted stock approximates fair value based on the redemption provisions of the FHLB.

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

Commitments to extend credit and irrevocable letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2008 and 2007, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$47,325	$47,325	$51,564	$51,564
Securities available-for-sale	96,988	96,988	123,653	123,653
Securities held-to-maturity	3,067	3,116	2,904	2,947
Loans, net of allowances for loan losses	631,046	633,820	592,014	593,945
Accrued interest receivable	3,210	3,210	3,211	3,211

Financial liabilities:
Deposits	646,524	649,055	596,165	595,623
Federal funds purchased, repurchase agreements and other borrowings	33,282	33,282	64,225	64,223
Federal Home Loan Bank advances	70,000	77,219	80,000	83,296
Accrued interest payable	1,777	1,777	2,438	2,438

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO).

In October of 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at December 31, 2008
	(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$96,988	$—	$96,988	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at December 31, 2008
	(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired Loans	$12,642	$—	$2,117	$10,525

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$89,689	13.44%	$53,367	8.00%	N/A	N/A
Old Point National Bank	84,484	12.69%	53,267	8.00%	$66,584	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	83,283	12.48%	26,684	4.00%	N/A	N/A
Old Point National Bank	78,078	11.73%	26,633	4.00%	39,950	6.00%

Tier 1 Capital to Average Assets:
Consolidated	83,283	10.00%	33,301	4.00%	N/A	N/A
Old Point National Bank	78,078	9.38%	33,308	4.00%	41,635	5.00%

December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$84,905	13.45%	$50,486	8.00%	N/A	N/A
Old Point National Bank	80,014	12.68%	50,476	8.00%	$63,095	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	79,775	12.64%	25,243	4.00%	N/A	N/A
Old Point National Bank	74,884	11.87%	25,238	4.00%	37,857	6.00%

Tier 1 Capital to Average Assets:
Consolidated	79,775	9.67%	24,761	3.00%	N/A	N/A
Old Point National Bank	74,884	9.13%	24,612	3.00%	41,020	5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2008, without approval of the Comptroller, $12.9 million plus an additional amount equal to the Bank’s and Trust’s retained net profits for 2009 up to the date of any dividend declaration.

NOTE 16, Quarterly Data (Unaudited)

	Year Ended December 31,
	2008				2007
	(in thousands, except per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$11,254	$11,717	$11,656	$11,874	$12,356	$12,418	$12,181	$12,067
Interest expense	(4,220)	(4,552)	(4,850)	(5,384)	(5,897)	(5,891)	(5,703)	(5,858)

Net interest income	7,034	7,165	6,806	6,490	6,459	6,527	6,478	6,209
Provision for loan losses	(1,000)	(800)	(300)	(300)	(300)	(200)	(200)	(300)

Net interest income, after provision for loan losses	6,034	6,365	6,506	6,190	6,159	6,327	6,278	5,909
Noninterest income	2,958	3,367	3,174	3,223	3,238	3,036	3,133	3,078
Noninterest expenses	(7,825)	(6,933)	(6,957)	(6,661)	(6,539)	(6,585)	(6,574)	(6,325)

Income before income taxes	1,167	2,799	2,723	2,752	2,858	2,778	2,837	2,662
Provision for income taxes	(260)	(821)	(788)	(782)	(813)	(798)	(810)	(745)

Net income	$907	$1,978	$1,935	$1,970	$2,045	$1,980	$2,027	$1,917

Earnings per common share:*
Basic	$0.19	$0.40	$0.40	$0.40	$0.42	$0.40	$0.41	$0.38

Diluted	$0.18	$0.40	$0.39	$0.40	$0.41	$0.40	$0.40	$0.38

*	Per share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

NOTE 17, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
	2008	2007
	(in thousands)
Balance Sheets

Assets
Cash and cash equivalents	$159	$243
Securities available-for-sale	100	1,100
Securities held-to-maturity	467	604
Investment in common stock of subsidiaries	82,273	78,898
Other assets	144	231

Total assets	$83,143	$81,076

Liabilities and Stockholders’ Equity
Note payable - subsidiary	$244	$1,364
Other liabilities	1	5
Common stock	24,526	24,538
Additional paid-in capital	15,506	15,357
Retained earnings	43,251	40,039
Accumulated other comprehensive loss	(385)	(227)

Total liabilities and stockholders’ equity	$83,143	$81,076

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Statements of Income

Income:
Dividends from subsidiary	$3,400	$3,200	$3,200
Interest on investments	38	77	87
Other income	300	144	144

Total income	3,738	3,421	3,431
Expenses:
Salary and benefits	563	398	369
Stationery, supplies and printing	65	44	40
Service fees	138	127	102
Other operating expenses	207	85	26

Total expenses	973	654	537
Income before income taxes and equity in undistributed net income of subsidiaries	2,765	2,767	2,894
Income tax benefit	228	151	122

	2,993	2,918	3,016

Equity in undistributed net income of subsidiaries	3,797	5,051	4,008

Net income	$6,790	$7,969	$7,024

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Statements of Cash Flows

Cash flows from operating activities:
Net income	$6,790	$7,969	$7,024
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,797)	(5,051)	(4,008)
Stock compensation expense	112	29	—
Decrease (increase) in other assets	93	13	(15)
Increase (decrease) in other liabilities	(5)	5	—

Net cash provided by operating activities	3,193	2,965	3,001

Cash flows from investing activities:
Proceeds from sale of investment securities	1,137	128	—
Maturities and calls of investment securities	—	—	91
Payments for investments in subsidiaries	—	330	645

Net cash provided by investing activities	1,137	458	736

Cash flows from financing activities:
Proceeds from advances from subsidiaries	36	1,492	—
Repayment of advances from subsidiaries	(1,156)	(128)	—
Proceeds from issuance of common stock	39	174	159
Repurchase and retirement of common stock	(97)	(2,183)	(968)
Cash paid in lieu of fractional shares	—	(4)	—
Effect of nonqualified stock options		34	41
Cash dividends paid on common stock	(3,236)	(3,010)	(2,793)

Net cash used in financing activities	(4,414)	(3,625)	(3,561)

Net increase (decrease) in cash and cash equivalents	(84)	(202)	176
Cash and cash equivalents at beginning of year	243	445	269

Cash and cash equivalents at end of year	$159	$243	$445

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2008. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on effectiveness of the Company’s internal control over financial reporting appears on page 30 of this report.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders (the 2009 Proxy Statement) to be held on April 28, 2009.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2009 Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2009 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders.

A copy of the Code of Ethics will be provided free of charge, upon written request made to Company’s secretary at 1 West Mellen Street, Hampton, Virginia 23663 or by calling (757) 728-1200. The Code of Ethics is also posted on the Company’s website at www.oldpoint.com in the “About Old Point” section under “Investor Relations” and then “Governance Documents” of the website. The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under “Waivers of or amendments to the Code of Ethics.” The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2009 Proxy Statement is incorporated herein by reference.

Five Year Stock Performance. The line graph below compares the Company’s stockholder return with the return of the NASDAQ Bank Index and the Russell 2000 Index.

This performance graph was created by comparing the percentage change in stock prices for the Company and the indices on a year to year basis, factoring in dividend payments, and looking only at the closing price of the stock as of December 31 of each year surveyed. This graph may be affected by unusually high or low prices at December 31, 2003 or by temporary swings in stock price at December 31 of any given year. Accordingly, this is not necessarily the best measure of the Company’s performance.

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

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2009 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2009 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the captions “Board Committees and Attendance” in the 2009 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2009 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Income – Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows – Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended June 22, 2000

3.2	Bylaws of Old Point Financial Corporation, as amended and restated September 11, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed on September 20, 2007)

10.1*	Old Point Financial Corporation 1998 Stock Option Plan, as amended April 24, 2001 (incorporated by reference to Exhibit 4.4 to Form S-8 filed July 24, 2001)

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 30, 2005)

10.3*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 30, 2005)

10.4*	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company entered into with each of Robert F. Shuford, Louis G. Morris, Margaret P. Causby, Laurie D. Grabow and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 30, 2005)

10.5*	Directors’ Compensation

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Description of Management Incentive Plan

10.7.1*	2009 Target Bonuses and Performance Goals under the Management Incentive Plan (incorporated by reference to Form 8-K filed February 12, 2009)

10.8*	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with each of Louis G. Morris, Laurie D. Grabow, Eugene M. Jordan, II and Melissa L. Burroughs (incorporated by reference to Exhibit 10.8 to form 10-K filed March 14, 2008)

10.9	Memorandum of Understanding between The Old Point National Bank of Phoebus and Tidewater Mortgage Services, Inc., dated September 10, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 9, 2007)

10.10*	Form of 162 Insurance Plan

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 30, 2005)

23	Consent of Yount, Hyde & Barbour, P.C.

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/ Robert F. Shuford
Robert F. Shuford,
Chairman, President & Chief Executive Officer

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert F. Shuford	Chairman, President & Chief Executive Officer
Robert F. Shuford	and Director
Principal Executive Officer
Date: March 12, 2009

/s/ Laurie D. Grabow	Chief Financial Officer & Senior Vice President/
Laurie D. Grabow	Finance
Principal Financial & Accounting Officer
Date: March 12, 2009

/s/ David L. Bernd*	Director
David L. Bernd

/s/ James Reade Chisman*	Director
James Reade Chisman

/s/ Richard F. Clark*	Director
Richard F. Clark

/s/ Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/ Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/ Stephen D. Harris*	Director
Stephen D. Harris

/s/ John Cabot Ishon*	Director
John Cabot Ishon

/s/ John B. Morgan, II*	Director
John B. Morgan, II

/s/ Louis G. Morris*	Director
Louis G. Morris

/s/ Robert L. Riddle*	Director
Robert L. Riddle

/s/ Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

/s/ Robert F. Shuford, Jr.*	Director
Robert F. Shuford, Jr.

/s/ Ellen Clark Thacker*	Director
Ellen Clark Thacker

/s/ Joseph R. Witt*	Director
Joseph R. Witt

/s/ Melvin R. Zimm*	Director
Melvin R. Zimm

*	By Robert F. Shuford, as Attorney in Fact

Date: March 12, 2009