Form 10-Q
period 2009-03-31
OLD POINT FINANCIAL CORP
filed 2009-05-08
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

4,908,041 shares of common stock ($5.00 par value) outstanding as of April 30, 2009

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets

Cash and due from banks	$27,937,839	$29,511,080
Federal funds sold	31,874,489	17,813,633

Cash and cash equivalents	59,812,328	47,324,713
Securities available-for-sale, at fair value	137,646,047	96,987,569
Securities held-to-maturity (fair value approximates $2,208,333 and $3,115,960)	2,167,000	3,067,000
Restricted securities	4,814,700	4,791,050
Loans, net of allowance for loan losses of $7,014,349 and $6,405,574	622,727,898	631,046,420
Premises and equipment, net	28,258,657	27,143,353
Bank owned life insurance	14,193,652	14,017,638
Other real estate owned, net	4,058,755	3,751,000
Other assets	7,163,968	6,836,111

	$880,843,005	$834,964,854

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$115,467,865	$123,754,554
Savings deposits	184,373,563	187,105,048
Time deposits	345,530,836	335,664,077

Total deposits	645,372,264	646,523,679
Federal funds purchased, repurchase agreements and other borrowings	79,684,313	33,282,214
Federal Home Loan Bank advances	70,000,000	70,000,000
Accrued expenses and other liabilities	3,190,391	2,261,051

Total liabilities	798,246,968	752,066,944

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,908,041 and 4,905,229 shares issued	24,540,205	24,526,145
Additional paid-in capital	15,569,144	15,506,322
Retained earnings	43,164,524	43,250,906
Accumulated other comprehensive loss, net	(677,836)	(385,463)

Total stockholders’ equity	82,596,037	82,897,910

	$880,843,005	$834,964,854

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$9,416,606	$10,252,626
Interest on federal funds sold	13,257	217,194
Interest on securities:
Taxable	659,582	992,874
Tax-exempt	159,314	275,500
Dividends and interest on all other securities	146,883	135,901

Total interest and dividend income	10,395,642	11,874,095

Interest Expense:
Interest on savings deposits	94,691	410,563
Interest on time deposits	2,828,072	3,612,836
Interest on federal funds purchased, repurchase agreements and other borrowings	97,363	336,107
Interest on Federal Home Loan Bank advances	895,375	1,024,668

Total interest expense	3,915,501	5,384,174

Net interest income	6,480,141	6,489,921
Provision for loan losses	1,000,000	300,000

Net interest income, after provision for loan losses	5,480,141	6,189,921

Noninterest Income:
Income from fiduciary activities	764,738	847,925
Service charges on deposit accounts	1,336,939	1,427,553
Other service charges, commissions and fees	612,374	710,431
Income from bank owned life insurance	176,015	177,580
Other operating income	74,660	59,935

Total noninterest income	2,964,726	3,223,424

Noninterest Expense:
Salaries and employee benefits	4,466,012	4,036,860
Occupancy and equipment	1,034,903	941,435
Data processing	249,250	236,736
Customer development	198,347	222,651
Advertising	171,494	184,359
Employee professional development	141,713	152,105
Postage and courier	137,203	136,476
Loss on other real estate owned	67,316	—
Other	937,849	750,850

Total noninterest expenses	7,404,087	6,661,472

Income before income taxes	1,040,780	2,751,873
Income tax expense	271,076	781,887

Net income	$769,704	$1,969,986

Basic Earnings per Share:
Average shares outstanding	4,907,010	4,907,567
Net income per share of common stock	$0.16	$0.40

Diluted Earnings per Share:
Average shares outstanding	4,933,018	4,939,761
Net income per share of common stock	$0.16	$0.40

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
FOR THREE MONTHS ENDED MARCH 31, 2009

Balance at beginning of period	4,905,229	$24,526,145	$15,506,322	$43,250,906	$(385,463)	$82,897,910
Comprehensive income:
Net income	—	—	—	769,704	—	769,704
Unrealized holding losses arising during the period (net of tax, $150,616)	—	—	—	—	(292,373)	(292,373)

Total comprehensive income (loss)	—	—	—	769,704	(292,373)	477,331
Exercise of stock options	2,812	14,060	35,253	(21,719)	—	27,594
Stock compensation expense	—	—	27,569	—	—	27,569
Cash dividends ($.17 per share)	—	—	—	(834,367)	—	(834,367)

Balance at end of period	4,908,041	$24,540,205	$15,569,144	$43,164,524	$(677,836)	$82,596,037

FOR THREE MONTHS ENDED MARCH 31, 2008

Balance at beginning of period	4,907,567	$24,537,835	$15,357,005	$40,039,194	$(226,836)	$79,707,198
Comprehensive income:
Net income	—	—	—	1,969,986	—	1,969,986
Unrealized holding gains arising during the period (net of tax, $275,634)	—	—	—	—	535,055	535,055

Total comprehensive income				1,969,986	535,055	2,505,041
Adjustment to apply EITF 06-4 (net of tax, $218,966) (in regards to split-dollar life insurance)	—	—	—	(425,051)	—	(425,051)
Stock compensation expense	—	—	28,577	—	—	28,577
Cash dividends ($.16 per share)	—	—	—	(785,211)	—	(785,211)

Balance at end of period	4,907,567	$24,537,835	$15,385,582	$40,798,918	$308,219	$81,030,554

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$769,704	$1,969,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458,359	434,259
Provision for loan losses	1,000,000	300,000
Net accretion and amortization of securities	(1,792)	(11,672)
Net gain on disposal of premises and equipment	(648)	—
Net loss on write-down/sale of other real estate owned	67,316	—
Stock compensation expense	27,569	28,577
Deferred tax expense (benefit)	(170,000)	1,095
Increase in other assets	(1,098,916)	(1,409,741)
Increase in other liabilities	929,340	1,413,454

Net cash provided by operating activities	1,980,931	2,725,958

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(66,665,868)	(16,443,640)
Purchases of held-to-maturity securities	—	(800,000)
Purchases of restricted securities	(23,650)	(43,200)
Proceeds from maturities and calls of securities	25,116,192	23,836,690
Proceeds from sales of available-for-sale securities	1,350,000	2,090,000
(Increase) decrease in loans made to customers	7,318,522	(15,578,364)
Proceeds from sales of other real estate owned	540,591	—
Purchases of premises and equipment	(1,573,015)	(882,354)

Net cash used in investing activities	(33,937,228)	(7,820,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(8,286,689)	8,000,376
Decrease in savings deposits	(2,731,485)	(14,437)
Increase in time deposits	9,866,759	16,841,405
Increase (decrease) in federal funds purchased and repurchase agreements	45,199,480	(9,053,691)
Increase in interest-bearing demand notes and other borrowed money	1,202,619	802,698
Proceeds from exercise of stock options	27,595	—
Cash dividends paid on common stock	(834,367)	(785,211)

Net cash provided by financing activities	44,443,912	15,791,140

Net increase in cash and cash equivalents	12,487,615	10,696,230
Cash and cash equivalents at beginning of period	47,324,713	51,564,196

Cash and cash equivalents at end of period	$59,812,328	$62,260,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,838,331	$5,544,345

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	$(442,990)	$810,689
Loans transferred to other real estate owned	$1,012,445	$—
Adjustment to apply EITF 06-4 (net of tax, $219) (in regards to split-dollar life insurance)	$—	$(425,051)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2009 and December 31, 2008, and the results of operations, statements of cash flows and changes in stockholders’ equity for the three months ended March 31, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at March 31, 2009 and December 31, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2009
Obligations of U.S. Government agencies	$1,700	$14	$(1)	$1,713
Obligations of state and political subdivisions	467	28	—	495

Total	$2,167	$42	$(1)	$2,208

December 31, 2008
Obligations of U.S. Government agencies	$2,600	$28	$—	$2,628
Obligations of state and political subdivisions	467	21	—	488

Total	$3,067	$49	$—	$3,116

Amortized costs and fair values of securities available-for-sale at March 31, 2009 and December 31, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2009
U.S. Treasury securities	$400	$—	$—	$400
Obligations of U.S. Government agencies	119,245	490	(84)	119,651
Obligations of state and political subdivisions	14,011	146	(1)	14,156
Mortgage-backed securities	2,189	26	—	2,215
Money market investments	1,224	—	—	1,224

Total	$137,069	$662	$(85)	$137,646

December 31, 2008
U.S. Treasury securities	$399	$1	$—	$400
Obligations of U.S. Government agencies	77,241	871	—	78,112
Obligations of state and political subdivisions	14,959	156	—	15,115
Mortgage-backed securities	2,462	—	(9)	2,453
Money market investments	908	—	—	908

Total	$95,969	$1,028	$(9)	$96,988

Information pertaining to securities with gross unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2009
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	84	39,916	—	—	84	39,916
Obligations of state and political subdivisions	1	249	—	—	1	249

Total securities available-for-sale	$85	$40,165	$—	$—	$85	$40,165

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$1	$200	$—	$—	$1	$200

Total securities held-to-maturity	$1	$200	$—	$—	$1	$200

Total	$86	$40,365	$—	$—	$86	$40,365

	December 31, 2008
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Mortgage-backed securities	$9	$2,453	$—	$—	$9	$2,453

Total securities available-for-sale	$9	$2,453	$—	$—	$9	$2,453

The Company has the ability and intent to hold these securities until maturity. None of the securities are impaired due to credit issues. Therefore, securities with losses are considered temporarily impaired.

Note 3. Loans

Loans at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Commercial and other loans	$67,717	$73,086
Real estate loans:
Construction	61,516	60,604
Farmland	—	726
Equity lines of credit	34,954	33,624
1-4 family residential	131,232	134,965
Multifamily residential	6,883	6,623
Nonfarm nonresidential	285,005	283,983
Installment loans to individuals	39,368	40,789
Tax-exempt loans	2,714	2,738

Total loans	629,389	637,138
Less: Allowance for loan losses	(7,014)	(6,406)
Net deferred loan costs	353	314

Loans, net	$622,728	$631,046

The following is a summary of information pertaining to impaired loans, nonaccrual loans and loans ninety days or more past due and still accruing interest:

	March 31, 2009	December 31, 2008
	(in thousands)
Impaired loans without a valuation allowance	$1,593	$12,023
Impaired loans with a valuation allowance	8,847	888

Total impaired loans	$10,440	$12,911

Valuation allowance related to impaired loans	$1,330	$269
Total nonaccrual loans	$9,529	$1,045
Total loans past due ninety days or more and still accruing interest	$2,810	$3,529

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2009 and the year ended December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)
Balance, beginning of year	$6,406	$5,130
Recoveries	94	463
Provision for loan losses	1,000	2,400
Loans charged off	(486)	(1,587)

Balance, end of period	$7,014	$6,406

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

On March 9, 2008, the Company’s 1998 stock option plan expired. Options to purchase 281,587 shares of common stock were outstanding at March 31, 2009. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option plan activity for the three months ended March 31, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1	286,899	$18.25
Granted	—	—
Exercised	(2,812)	9.81
Canceled or expired	(2,500)	21.94

Options outstanding, March 31	281,587	18.30	5.45	$673
Options exercisable, March 31	195,619	17.53	4.08	$673

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on changes in the market value of the Company’s stock.

As of March 31, 2009, there was $400 thousand unrecognized compensation which relates to unvested options.

SFAS 123(R) requires the benefits of tax deductions in excess of grant-date fair value to be reported as a financing cash flow. The Company did not have any tax benefit deductions from the exercise of stock options in the first quarter of 2009.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension cost (benefit) are as follows:

Quarter ended March 31,	2009	2008
	Pension Benefits
Interest cost	$71,058	$76,095
Expected return on plan assets	(82,667)	(109,883)
Amortization of net loss	25,861	—

Net periodic pension plan cost (benefit)	$14,252	$(33,788)

The Company has not made any contributions to the plan as of March 31, 2009.

Note 7. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include 186 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation because they were antidilutive.

Note 8. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). The Statement significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position on Financial Accounting Standard 141(R)-1 (FSP FAS 141(R)-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion 28-1 (APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends SAB Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009 (in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$137,646	$—	$137,646	$—

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as part of the provision for loan losses on the Consolidated Statements of Income.

Other real estate owned

Loans are transferred to other real estate owned when the collateral securing them is foreclosed on. The measurement of loss associated with other real estate owned is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the contract will be executed, fair value is based on the sale price in that contract (Level 1). Lacking such a contract, the value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. Any fair value adjustments to other real estate owned are recorded in the period incurred and expensed against current earnings.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of March 31, 2009:

Note 9, Fair Value of Financial Instruments

		Carrying Value at March 31, 2009 (in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$7,517	$—	$378	$7,139
Other Real Estate Owned	$4,059	$418	$2,321	$1,320

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic and business conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. Monetary and fiscal policies of the U.S. Government could also adversely affect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA) and other policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

While the Company has not experienced significant losses during the current economic climate, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact the Company’s performance, both directly by affecting revenues and the value of the Company’s assets and liabilities, and indirectly by affecting the Company’s counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the U.S. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. It is not clear at this time what impact the EESA, the ARRA or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

Critical Accounting Policies and Estimates

As of March 31, 2009, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2008 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net income for the first quarter of 2009 was $770 thousand as compared with $1.97 million earned in the first quarter of 2008, a decrease of 60.93%. Over half of this difference was due to the Company increasing its provision for loan losses to $1.00 million in the first quarter of 2009 as compared to $300 thousand in the first quarter 2008. This increase was made to ensure that the Company has adequately provided for loan losses caused by the downturn in the economy and a decline in real estate values. Basic and diluted earnings per share for the first quarter 2009 were $0.16. Basic and diluted earnings per share for the first quarter 2008 were $0.40. Annualized return on average assets (ROA) for the first quarter of 2009 was 0.36% and 0.96% for the comparable period in 2008. Annualized return on equity (ROE) was 3.70% for the first quarter of 2009 compared with 9.75% for the same period in 2008.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $6.58 million in the first quarter of 2009, a decrease of $69 thousand from the first quarter of 2008. The net interest margin was 3.35% in the first quarter of 2009 and 3.46% in the first quarter of 2008.

Tax equivalent interest income decreased $1.54 million, or 12.79%, in the first quarter of 2009 compared to the same period of 2008. Average earning assets grew $18.09 million, or 2.35% compared to the first quarter of 2008. The average yield on earning assets decreased in the first quarter of 2009 by 92 basis points as compared to the first quarter of 2008. Interest expense decreased $1.47 million, or 27.30%, and average interest-bearing liabilities increased by $71 thousand, or 0.01% in the first quarter of 2009 compared to the same period of 2008. The cost of funding interest-bearing liabilities decreased 91 basis points in the first quarter of 2009 compared to the first quarter of 2008.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
	(unaudited)
Loans	$634,835	$9,433	5.94%	$603,833	$10,271	6.80%
Investment securities:
Taxable	91,563	660	2.88%	101,124	993	3.93%
Tax-exempt	13,901	241	6.93%	23,934	417	6.96%

Total investment securities	105,464	901	3.42%	125,058	1,410	4.51%
Federal funds sold	22,869	13	0.23%	27,473	217	3.16%
Other investments	23,331	147	2.52%	12,048	135	4.48%

Total earning assets	786,499	$10,494	5.34%	768,412	$12,033	6.26%
Allowance for loan losses	(6,458)			(5,127)
Other nonearning assets	64,446			59,755

Total assets	$844,487			$823,040

Time and savings deposits:
Interest-bearing transaction accounts	$9,308	$2	0.09%	$10,079	$5	0.20%
Money market deposit accounts	131,124	79	0.24%	140,556	372	1.06%
Savings accounts	39,403	14	0.14%	36,825	34	0.37%
Time deposits, $100,000 or more	136,219	1,051	3.09%	121,674	1,354	4.45%
Other time deposits	203,879	1,777	3.49%	200,652	2,259	4.50%

Total time and savings deposits	519,933	2,923	2.25%	509,786	4,024	3.16%
Federal funds purchased, repurchase agreements and other borrowings	54,590	97	0.71%	54,666	336	2.46%
Federal Home Loan Bank advances	70,000	895	5.11%	80,000	1,025	5.13%

Total interest-bearing liabilities	644,523	3,915	2.43%	644,452	5,385	3.34%
Demand deposits	113,729			94,810
Other liabilities	3,118			2,972
Stockholders’ equity	83,117			80,806

Total liabilities and stockholders’ equity	$844,487			$823,040

Net interest income/yield		$6,579	3.35%		$6,648	3.46%

*	Computed on a fully tax-equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $1.00 million for the first three months of 2009, and $300 thousand in the comparable period in 2008. Loans charged off (net of recoveries) in the first three months of 2009 were $392 thousand as compared to $413 thousand in the first three months of 2008. On an annualized basis, net loan charge-offs were 0.25% of total loans for the first three months of 2009 compared with 0.27% for the same period in 2008.

Although net loan charge-offs were lower in the first quarter 2009 as compared to the same period in 2008, management increased the loan loss provision by $700 thousand in the first three months of 2009 as compared to the first three months of 2008. This additional expense was based on management’s estimate of credit losses that may be sustained in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions were used in developing estimated loss factors for determining the loan loss provision.

On March 31, 2009, nonperforming assets totaled $17.09 million compared with $3.66 million on March 31, 2008. The March 2009 total consisted of $2.81 million in loans still accruing interest but past due 90 days or more, $9.53 million in nonaccrual loans, $689 thousand in restructured debt and $4.06 million in other real estate. The $4.06 million in other real estate is from foreclosures of collateral of loans and consisted of the following:

Other Real Estate Owned

(in thousands)

Construction, land development, and other land	$1,243
1-4 family residential properties	1,466
Nonfarm nonresidential properties	1,350

Total	$4,059

The March 2008 nonperforming assets total consisted of $747 thousand in loans still accruing interest but past due 90 days or more, $1.79 million in nonaccrual loans and $165 thousand in a former branch site listed for sale and $955 thousand in foreclosed property.

Nonperforming assets increased dramatically when comparing the first quarter of 2009 to the first quarter of 2008. Again, this is due to the economic downturn and rapid decline in real estate values. The Company has excellent credit quality review processes in place to identify problem loans quickly. Management will work with customers that are having difficulties meeting their loan payments. The last resort is foreclosure.

The allowance for loan losses on March 31, 2009 was $7.01 million, compared with $5.02 million on March 31, 2008. As of March 31, 2009, the allowance for loan losses represented a multiple of .41 times nonperforming assets and .54 times nonperforming loans. Nonperforming loans includes nonaccrual loans, loans still accruing interest but past due 90 days or more and restructured debt. The allowance for loan losses was 1.11% of total loans on March 31, 2009 and .82% of total loans on March 31, 2008.

Noninterest Income

For the first quarter of 2009, noninterest income decreased $259 thousand, or a decrease of 8.03%, from the same period in 2008. This decrease is due to several factors, with one of them being an $83 thousand decrease in fiduciary activities. The fee structure of Trust is generally based upon the market value of accounts under administration. Most of these accounts are invested in equities of publicly traded companies and debt obligations of both government agencies and publicly traded companies. As such, fluctuations in the equity and debt markets in general have had a direct impact upon the earnings of Trust.

The $91 thousand decrease in service charges on deposits is attributed to lower income from non-sufficient funds and overdraft fees. The decrease in other service charges, commissions and fees is attributed to the redemption of shares of Visa, Inc. in connection with its planned initial offering in which the Company received $110 thousand in the first quarter of 2008.

Noninterest Expense

For the first quarter of 2009, noninterest expense increased $743 thousand, or 11.15%, over the first quarter of 2008. Over half of the first quarter 2009 increase is attributed to salaries and employee benefits, which increased by $429 thousand, or 10.63%, over the first quarter of 2008. The majority of the increase in salaries and employee benefits is due to the addition of 16 full time equivalent positions since the first quarter of 2008. $93 thousand of the increase in noninterest expense is attributed to higher occupancy and equipment expenses.

In addition, the Company expensed $67 thousand on write-downs and sales of other real estate owned in the first quarter of 2009. The Company’s FDIC insurance costs increased $85 thousand during the first quarter of 2009 as compared to the same period in 2008. The remaining causes of the noninterest expense increase are higher costs related to foreclosed property expense and loan fees related to force placed insurance, valuation costs and attorney charges.

In this economic downturn, management is very aware of the need to improve net income. During the first quarter 2009, management has implemented several cost cutting measures that are expected to lower annual expenses by approximately $650 thousand.

Balance Sheet Review

At March 31, 2009, the Company had total assets of $880.84 million, an increase of 5.49% from $834.96 million at December 31, 2008. Net loans as of March 31, 2009 were $622.73 million, a decrease of 1.32% from $631.05 million at December 31, 2008.

Average assets for the first three months of 2009 were $844.49 million compared to $823.04 million for the first three months of 2008. The growth in average assets in 2009 was due primarily to the growth in average loans, which increased 5.13% as compared to the same period in 2008.

Total securities available-for-sale and held-to-maturity securities at March 31, 2009 were $139.81 million, an increase of 39.74% from $100.05 million at December 31, 2008. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At March 31, 2009, total deposits decreased slightly by $1.15 million or 0.18% from $646.52 million at December 31, 2008. Although total deposits decreased, the Company experienced strong growth in its repurchase agreements. Repurchase agreements and other borrowings increased $46.40 million during the first quarter of 2009. $14.51 million of this increase is from one customer that has placed the funds in an escrow agreement that will pay out over the next 18 months.

Capital Resources

Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at March 31, 2009. As shown below, these ratios were all well above the regulatory minimum levels.

	2009 Regulatory Minimums	March 31, 2009
Tier 1	4.00%	12.40%
Total Capital	8.00%	13.44%
Tier 1 Leverage	4.00%	9.86%

First quarter-end book value per share was $16.83 in 2009 and $16.51 in 2008. Cash dividends were $834 thousand or $0.17 per share in the three months ended March 31, 2009 and $785 thousand or $0.16 per share for the three months ended March 31, 2008. The common stock of the Company has not been extensively traded.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of the end of the first quarter of 2009, the Company had $193.14 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the first quarter of 2009, the Company had $40.00 million available in federal funds to handle any short-term borrowing needs.

Management is aware of the current market and institutional trends, events and uncertainties, including recent market disruptions and significant restrictions on availability of capital in the U.S. and global economies. However, management does not expect the trends, events and uncertainties to have a material effect on the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available for sale. The Company’s primary external source of liquidity is advances from the FHLB.

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

As of March 31, 2009, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2008 annual report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2009, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2008 annual report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

An important element of earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap and liquidity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. This gap can be managed by repricing assets or liabilities, which are variable rate instruments, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to offset interest rate risk and to minimize the impact of rising or falling interest rates on net interest income.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2009. It should be noted, however, that non-maturing deposit liabilities totaling $299.84 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s earnings at March 31, 2009. The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 1.38% annual decrease in net income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate .91% annual increase in net income and that a 100 basis point rise in rates would cause an approximately 1.49% increase in net interest income.

Item 4.	Controls and Procedures.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2009, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2008 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of the Company’s common stock during the quarter ended March 31, 2009.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2009.

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated September 11, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed September 20, 2007)

10.6	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 12, 2009)

10.7.1	2009 Target Bonuses and Performance Goals under the management Incentive Plan (incorporated by reference to Form 8-K filed February 12, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 8, 2009	/s/ Robert F. Shuford
Robert F. Shuford
Chairman, President & Chief Executive Officer (Principal Executive Officer)

May 8, 2009	/s/ Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/ Finance (Principal Financial & Accounting Officer)