Form 10-Q
period 2009-06-30
OLD POINT FINANCIAL CORP
filed 2009-08-07
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

4,909,035 shares of common stock ($5.00 par value) outstanding as of July 31, 2009

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

(i)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
Assets

Cash and due from banks	$23,185,577	$29,511,080
Federal funds sold	1,821,940	17,813,633

Cash and cash equivalents	25,007,517	47,324,713
Securities available-for-sale, at fair value	136,665,687	96,987,569
Securities held-to-maturity (fair value approximates $1,994,731 and $3,115,960)	1,967,000	3,067,000
Restricted securities	4,814,700	4,791,050
Loans, net of allowance for loan losses of $7,274,955 and $6,405,574	625,145,596	631,046,420
Premises and equipment, net	28,892,242	27,143,353
Bank owned life insurance	14,370,275	14,017,638
Other real estate owned, net	8,031,524	3,751,000
Other assets	8,169,460	6,836,111

	$853,064,001	$834,964,854

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$109,544,170	$123,754,554
Savings deposits	185,750,321	187,105,048
Time deposits	331,314,143	335,664,077

Total deposits	626,608,634	646,523,679
Federal funds purchased, repurchase agreements and other borrowings	77,628,222	33,282,214
Federal Home Loan Bank advances	65,000,000	70,000,000
Accrued expenses and other liabilities	2,126,772	2,261,051

Total liabilities	771,363,628	752,066,944

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,909,035 and 4,905,229 shares issued	24,545,175	24,526,145
Additional paid-in capital	15,638,412	15,506,322
Retained earnings	42,004,791	43,250,906
Accumulated other comprehensive loss	(488,005)	(385,463)

Total stockholders’ equity	81,700,373	82,897,910

	$853,064,001	$834,964,854

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$9,400,770	$10,093,806	$18,817,376	$20,346,432
Interest on federal funds sold	8,770	112,641	22,027	329,835
Interest on securities:
Taxable	710,202	864,736	1,369,784	1,857,610
Tax-exempt	154,319	244,696	313,633	520,196
Dividends and interest on all other securities	119,959	339,670	266,842	475,571

Total interest and dividend income	10,394,020	11,655,549	20,789,662	23,529,644

Interest Expense:
Interest on savings deposits	98,375	262,781	193,066	673,344
Interest on time deposits	2,607,016	3,348,926	5,435,088	6,961,762
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	144,056	213,394	241,419	549,501
Interest on Federal Home Loan Bank advances	853,454	1,024,668	1,748,829	2,049,336

Total interest expense	3,702,901	4,849,769	7,618,402	10,233,943

Net interest income	6,691,119	6,805,780	13,171,260	13,295,701
Provision for loan losses	3,000,000	300,000	4,000,000	600,000

Net interest income, after provision for loan losses	3,691,119	6,505,780	9,171,260	12,695,701

Noninterest Income:
Income from fiduciary activities	763,482	807,075	1,528,220	1,655,000
Service charges on deposit accounts	1,375,733	1,464,306	2,712,672	2,891,859
Other service charges, commissions and fees	655,888	669,026	1,268,262	1,379,457
Income from bank owned life insurance	176,014	179,574	352,029	357,154
Other operating income	129,350	53,829	204,010	113,764

Total noninterest income	3,100,467	3,173,810	6,065,193	6,397,234

Noninterest Expense:
Salaries and employee benefits	4,348,441	4,252,361	8,814,453	8,289,221
Occupancy and equipment	1,011,600	931,639	2,046,503	1,873,074
FDIC insurance	750,897	16,760	853,062	33,939
Data processing	274,045	252,040	523,295	488,776
Customer development	183,813	187,744	382,160	410,395
Advertising	180,086	225,381	351,580	409,740
Loan expenses	166,802	40,849	300,974	98,810
Employee professional development	130,107	178,758	271,820	330,863
Postage and courier	131,376	134,452	268,579	270,928
Loss on write-down/sale of other real estate owned	73,893	—	141,209	—
Other	639,785	736,697	1,341,297	1,412,407

Total noninterest expense	7,890,845	6,956,681	15,294,932	13,618,153

Income (loss) before income taxes	(1,099,259)	2,722,909	(58,479)	5,474,782
Income tax expense (benefit)	(477,341)	787,763	(206,265)	1,569,650

Net income (loss)	$(621,918)	$1,935,146	$147,786	$3,905,132

Basic Earnings per Share:
Average shares outstanding	4,908,216	4,903,532	4,907,616	4,905,549
Net income (loss) per share of common stock	$(0.13)	$0.40	$0.03	$0.80

Diluted Earnings per Share:
Average shares outstanding	4,940,606	4,934,292	4,937,085	4,937,017
Net income (loss) per share of common stock	$(0.13)	$0.39	$0.03	$0.79

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FOR SIX MONTHS ENDED JUNE 30, 2009

Balance at beginning of period	4,905,229	$24,526,145	$15,506,322	$43,250,906	$(385,463)	$82,897,910
Comprehensive income:
Net income	—	—	—	147,786	—	147,786
Unrealized holding losses arising during the period (net of tax benefit, $52,825)	—	—	—	—	(102,542)	(102,542)

Total comprehensive income	—	—	—	147,786	(102,542)	45,244
Exercise of stock options	5,624	28,120	77,308	(41,541)	—	63,887
Retirement of common stock	(1,818)	(9,090)	—	(27,189)	—	(36,279)
Stock compensation expense	—	—	54,782	—	—	54,782
Cash dividends ($.27 per share)	—	—	—	(1,325,171)	—	(1,325,171)

Balance at end of period	4,909,035	$24,545,175	$15,638,412	$42,004,791	$(488,005)	$81,700,373

FOR SIX MONTHS ENDED JUNE 30, 2008

Balance at beginning of period	4,907,567	$24,537,835	$15,357,005	$40,039,194	$(226,836)	$79,707,198
Comprehensive income:
Net income	—	—	—	3,905,132	—	3,905,132
Unrealized holding losses arising during the period (net of tax benefit, $33,103)	—	—	—	—	(64,259)	(64,259)

Total comprehensive income	—	—	—	3,905,132	(64,259)	3,840,873
Adjustment to apply FASB Statement No. 158 (net of tax benefit, $0,000) (in regards to pension plan)	—	—	—		22,299	22,299
Adjustment to apply EITF 06-4 (in regards to split-dollar life insurance)	—	—	—	(425,051)	—	(425,051)
Repurchase and retirement of common stock	(5,400)	(27,000)	—	(70,207)	—	(97,207)
Stock compensation expense	—	—	57,154	—	—	57,154
Cash dividends ($.32 per share)	—	—	—	(1,569,558)	—	(1,569,558)

Balance at end of period	4,902,167	$24,510,835	$15,414,159	$41,879,510	$(268,796)	$81,535,708

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,786	$3,905,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	914,978	875,701
Provision for loan losses	4,000,000	600,000
Net accretion and amortization of securities	(11,792)	(28,546)
Net loss on disposal of premises and equipment	152	2,172
Net loss on write-down/sale of other real estate owned	141,209	—
Income from bank owned life insurance	(352,029)	(357,762)
Stock compensation expense	54,782	57,154
Deferred tax benefit	(297,243)	(152,704)
Increase in other assets	(8,378,041)	(2,212,423)
Increase (decrease) in other liabilities	(134,279)	683,544

Net cash provided by (used in) operating activities	(3,914,477)	3,372,268

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(98,911,221)	(24,736,953)
Purchases of held-to-maturity securities	(600,000)	(1,700,000)
Purchases of restricted securities	(23,650)	(43,200)
Proceeds from maturities and calls of securities	58,494,528	53,702,444
Proceeds from sales of available-for-sale securities	2,295,000	3,845,000
(Increase) decrease in loans made to customers	1,900,825	(29,783,242)
Proceeds from sales of other real estate owned	2,972,418	—
Purchases of premises and equipment	(2,664,019)	(1,470,427)

Net cash used in investing activities	(36,536,119)	(186,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(14,210,384)	11,562,312
Decrease in savings deposits	(1,354,727)	(2,146,976)
Increase (decrease) in time deposits	(4,349,934)	9,097,008
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	44,346,008	(7,361,423)
Decrease in Federal Home Loan Bank advances	(5,000,000)	—
Proceeds from exercise of stock options	27,608	—
Repurchase and retirement of common stock	—	(97,207)
Cash dividends paid on common stock	(1,325,171)	(1,569,558)

Net cash provided by financing activities	18,133,400	9,484,156

Net increase (decrease) in cash and cash equivalents	(22,317,196)	12,670,046
Cash and cash equivalents at beginning of period	47,324,713	51,564,196

Cash and cash equivalents at end of period	$25,007,517	$64,234,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$7,732,570	$10,620,045
Income tax	$650,000	$1,450,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) on investment securities	$(155,367)	$(97,362)
Loans transferred to other real estate owned	$8,485,524	$1,125,911
Adjustment to apply EITF 06-4 (in regards to split-dollar life insurance)	$—	$(425,051)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2009 and December 31, 2008, the results of operations for the three months and six months ended June 30, 2009 and 2008, and the statements of cash flows and changes in stockholders’ equity for the six months ended June 30, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity at June 30, 2009 and December 31, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2009

Obligations of U.S. Government agencies	$1,500	$7	$(3)	$1,504
Obligations of state and political subdivisions	467	24	—	491

Total	$1,967	$31	$(3)	$1,995

December 31, 2008

Obligations of U.S. Government agencies	$2,600	$28	$—	$2,628
Obligations of state and political subdivisions	467	21	—	488

Total	$3,067	$49	$—	$3,116

Amortized costs and fair values of securities available-for-sale at June 30, 2009 and December 31, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2009

U.S. Treasury securities	$400	$—	$—	$400

Obligations of U.S. Government agencies	120,439	696	(14)	121,121

Obligations of state and political subdivisions	11,426	134	—	11,560

Mortgage-backed securities	1,894	48	—	1,942
Money market investments	1,643	—	—	1,643

Total	$135,802	$878	$(14)	$136,666

December 31, 2008

U.S. Treasury securities	$399	$1	$—	$400

Obligations of U.S. Government agencies	77,241	871	—	78,112

Obligations of state and political subdivisions	14,959	156	—	15,115

Mortgage-backed securities	2,462	—	(9)	2,453
Money market investments	908	—	—	908

Total	$95,969	$1,028	$(9)	$96,988

Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2009
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale

Debt securities:
Obligations of U.S. Government agencies	$14	$5,183	$—	$—	$14	$5,183

Total securities available-for-sale	$14	$5,183	$—	$—	$14	$5,183

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$3	$297	$—	$—	$3	$297

Total securities held-to-maturity	$3	$297	$—	$—	$3	$297

Total	$17	$5,480	$—	$—	$17	$5,480

	December 31, 2008
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale

Debt securities:

Mortgage-backed securities	$9	$2,453	$—	$—	$9	$2,453

Total securities available-for-sale	$9	$2,453	$—	$—	$9	$2,453

The Company has the ability and intent to hold these securities until maturity. None of the securities are impaired due to credit issues. Therefore, securities with losses are considered temporarily impaired.

The restricted security category on the balance sheets is comprised of Federal Home Loan Bank of Atlanta (FHLB) and Federal Reserve Bank (FRB) stock. These stocks are classified as restricted securities because their ownership is restricted and they lack a market. Therefore, this stock is carried at cost and evaluated for impairment. Restricted stock is viewed as a long-term investment. When evaluating this stock for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The FHLB has not paid a dividend since the third quarter of 2008 and had a net loss in the quarter ended March 31, 2009. Therefore, the Company evaluated the positive and negative factors of the FHLB stock for impairment. Information from the FHLB’s annual report on Form 10-K for the fiscal year ended December 31, 2008, its quarterly report on Form 10-Q for the quarter ended March 31, 2009, its earnings announcements and letters from the President and Chief Executive Officer of the FHLB were used as part of the Company’s impairment analysis. The following are the results of the impairment analysis:

•

During the first quarter of 2009, the FHLB experienced a 9.17% decrease in total assets from December 31, 2008. This decrease was primarily due to a decrease in advances during the quarter. The total capital of the FHLB decreased $2.9 billion or 32.4% during the first quarter of 2009. This decrease was due primarily to a decrease in the bank’s capital stock due to the reclassification of $1.8 billion in capital stock held by Countrywide Bank, FSB and total other-than-temporary impairment losses on the FHLB’s private-label mortgage-backed securities. The first quarter of 2009 is the first quarter this decline in net assets and capital stock has occurred. On February 27, 2009, the FHLB announced changes in its Subclass B1 membership stock requirements and changes in the process for evaluating and approving excess activity-based stock repurchases. The FHLB notes that it believes these changes will facilitate capital management. The Company will monitor the FHLB’s financial statements for changes in net assets as compared to capital stock changes.

•

In a letter from the President and Chief Executive Officer of the FHLB dated June 3, 2009, the President said, “Given the extremely challenging market conditions, we believe that the Bank performed well for the quarter on an operating basis, and it earned net interest income of $35.7 million. However, as a result of charges associated with the other-than-temporary impairment (OTTI) of certain of our mortgage-backed securities, the Bank reported a net loss for the quarter.”

•

As of March 31, 2009, the FHLB was in compliance with all of its regulatory capital requirements. Total regulatory capital to assets ratio was 4.59%, exceeding the 4.00% requirement and risk-based capital was $8.7 billion, exceeding the $5.9 billion requirement.

•	Due to the fact that restricted stock is considered a long-term investment, the Company has the ability and the intent to hold this stock.

As a result of the above analysis, the Company determined the FHLB stock was not impaired as of June 30, 2009.

Note 3. Loans

Loans at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Commercial	$74,510	$73,091

Real estate-construction	$48,669	$60,604

Real estate-mortgage	$469,384	$459,921

Installment loans to individuals	36,834	40,789
Other	2,630	2,733

Total loans	632,027	637,138

Less: Allowance for loan losses	(7,275)	(6,406)
Net deferred loan costs *	394	314

Loans, net	$625,146	$631,046

* Net deferred loans costs are part of real estate - mortgage

The following is a summary of information pertaining to impaired loans, nonaccrual loans and loans ninety days or more past due and still accruing interest:

	June 30, 2009	December 31, 2008
	(in thousands)
Impaired loans without a valuation allowance	$—	$12,023

Impaired loans with a valuation allowance	5,314	888

Total impaired loans	$5,314	$12,911

Valuation allowance related to impaired loans	$1,335	$269

Total nonaccrual loans	$5,925	$1,045
Total loans past-due ninety days or more and still accruing interest	$1,217	$3,529

Note 4. Allowance for Loan Losses

The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2009 and the year ended December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of year	$6,406	$5,130

Recoveries	134	463

Provision for loan losses	4,000	2,400

Loans charged off	(3,265)	(1,587)

Balance, end of period	$7,275	$6,406

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

Since its adoption of SFAS 123(R), the Company issued options once in October 2007. The fair value of the options granted in 2007 was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 2.46%, expected volatility of 27.398%, risk-free interest rate of 4.47% and an expected option life of six and one-half years. The grant-date fair value of options granted during 2007 was $5.48 per share.

On March 9, 2008, the Company’s 1998 stock option plan expired. Options to purchase 278,775 shares of common stock were outstanding at June 30, 2009. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option plan activity for the six months ended June 30, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1	286,899	$18.25

Granted	—	—

Exercised	(5,624)	11.36
Canceled or expired	(2,500)	21.94

Options outstanding, June 30	278,775	$18.35	5.23	$625

Options exercisable, June 30	192,807	$17.60	3.86	$625

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on changes in the market value of the Company’s stock.

As of June 30, 2009, there was $367 thousand unrecognized compensation which relates to unvested options.

SFAS 123(R) requires the benefits of tax deductions from the exercise of stock options in excess of grant-date fair value to be reported as a financing cash flow. The Company did not have any tax benefit deductions from the exercise of stock options for the first half of 2009.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension cost (benefit) are as follows:

Quarter ended June 30,	2009	2008
	Pension Benefits
Interest cost	$71,058	$76,095

Expected return on plan assets	(82,666)	(109,882)
Amortization of net loss	25,861	—

Net periodic pension plan cost (benefit)	$14,253	$(33,787)

Six months ended June 30,	2009	2008
	Pension Benefits
Interest cost	142,116	152,190

Expected return on plan assets	(165,333)	(219,765)
Amortization of net loss	51,722	—

Net periodic pension plan cost (benefit)	$28,505	$(67,575)

The Company has not made any contributions to the plan during 2009.

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

Note 8. Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued its FASB Staff Position (FSP) on Financial Accounting Standard (FAS) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157) when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted FSP FAS 157-4 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted of FSP FAS 115-2 and FAS 124-2 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”

(SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in SFAS 168 will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the SEC issued SAB No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

Note 9. Fair Value Measurements

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (SFAS 107) excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company’s financial instruments.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:

Cash and cash equivalents	$25,008	$25,008	$47,325	$47,325

Securities available-for-sale	136,666	136,666	96,988	96,988

Securities held-to-maturity	1,967	1,995	3,067	3,116

Loans, net of allowances for loan losses	625,146	627,146	631,046	633,820

Accrued interest receivable	3,059	3,059	3,210	3,210

Financial liabilities:

Deposits	626,609	629,425	646,524	649,055

Federal funds purchased, repurchase agreements and other borrowings	77,628	77,634	33,282	33,282

Federal Home Loan Bank advances	65,000	70,178	70,000	77,219

Accrued interest payable	1,661	1,661	1,777	1,777

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

Description	Balance	Fair Value Measurements at June 30, 2009 (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

Available-for-sale securities	$136,666	$—	$136,666	$—

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as part of the provision for loan losses on the Consolidated Statements of Income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of June 30, 2009:

Description	Balance	Carrying Value at June 30, 2009 (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

Impaired Loans	$3,979	$—	$3,102	$877

Other Real Estate Owned	$8,032	$—	$7,262	$770

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic and business conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, Federal Deposit Insurance

Corporation (FDIC) premiums and/or assessments, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. Monetary and fiscal policies of the U.S. Government could also adversely affect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA) and other policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

The Company has experienced losses due to the current economic climate. A continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact the Company’s performance, both directly by affecting revenues and the value of the Company’s assets and liabilities, and indirectly by affecting the Company’s counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by the Company as well as by other financial institutions in the U.S. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility.

On May 22, 2009, the FDIC approved a final rule to impose a special assessment of 5 basis points on each bank’s total assets minus Tier 1 capital in order to replenish the Deposit Insurance Fund. Additional special assessments are probable later in 2009. These special assessments plus higher quarterly assessments have impacted and will continue to impact the Company’s performance by directly affecting expenses.

It is not clear at this time what other impacts the EESA, the ARRA or other liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

Critical Accounting Policies and Estimates

As of June 30, 2009, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2008 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses.

Earnings Summary

Net loss for the second quarter of 2009 was $622 thousand as compared with net income of $1.94 million earned in the second quarter of 2008, a decrease of 132.06%. During the second quarter of 2009, the Company increased its loan loss provision by $2.70 million compared to the second quarter of 2008. In addition, the cost of FDIC insurance dramatically increased over the second quarter of 2008. The increase to the loan loss provision was made to ensure that the Company has adequately provided for loan losses caused by the downturn in the economy and a decline in real estate values. Basic and diluted losses per share for the second quarter of 2009 were $(0.13). Basic and diluted earnings per share for the second quarter of 2008 were $0.40 and $0.39, respectively. For the six months ended June 30, 2009, basic and diluted earnings per share were $0.03. For the six months ended June 30, 2008, basic and diluted earnings per share were $0.80 and $0.79, respectively.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax equivalent basis, was $6.79 million in the second quarter of 2009, a decrease of $163 thousand from the second quarter of 2008. The net interest margin was 3.37% in the second quarter of 2009 and 3.55% in the second quarter of 2008. The net interest margin was lower in the second quarter of 2009 as compared to the second quarter of 2008, because the yield on average earning assets decreased 82 basis points while the yield on average interest-bearing liabilities only decreased 76 basis points.

Tax equivalent interest income decreased $1.31 million, or 11.09%, in the second quarter of 2009 compared to the same period of 2008. Average earning assets grew $23.53 million, or 3.01%, compared to the second quarter of 2008. Interest expense decreased $1.15 million, or 23.63%, and average interest-bearing liabilities increased by $16.42 million, or 2.53% in the second quarter of 2009 compared to the same period of 2008. The cost of funding interest-bearing liabilities decreased 76 basis points in the second quarter of 2009 compared to the second quarter of 2008.

The average yield on earning assets and on interest-bearing liabilities both decreased because the Company lowered its rates on loans, interest-bearing deposits and repurchase agreements in response to the action of the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. As higher yielding earning assets and interest-bearing liabilities that were booked prior to 2008 mature, they are being replaced with lower yielding earning assets and interest-bearing liabilities.

Net interest income, on a fully tax equivalent basis, was $13.37 million for the six months ended June 30, 2009, a decrease of $233 thousand or 1.71% compared to the same period of 2008. When comparing the first six months of 2009 to the first six months of 2008, the decrease in net interest income is due to the Company’s response to the actions of the FOMC, which resulted in the yield on average earning assets to decrease more than the yield on average interest-bearing liabilities.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
	(unaudited)
Loans	$634,239	$9,417	5.94%	$614,471	$10,111	6.58%
Investment securities:
Taxable	123,470	710	2.30%	84,714	864	4.08%
Tax-exempt	12,504	234	7.49%	20,348	370	7.28%

Total investment securities	135,974	944	2.78%	105,062	1,234	4.70%
Federal funds sold	16,404	9	0.22%	22,209	113	2.04%
Other investments	19,140	120	2.51%	40,481	341	3.37%

Total earning assets	805,757	$10,490	5.21%	782,223	$11,799	6.03%
Reserve for loan losses	(6,984)			(5,052)
Other nonearning assets	66,752			62,841

Total assets	$865,525			$840,012

Time and savings deposits:
Interest-bearing transaction accounts	$9,836	$2	0.08%	$10,772	$3	0.11%
Money market deposit accounts	135,820	79	0.23%	139,974	235	0.67%
Savings accounts	41,857	17	0.16%	37,898	24	0.25%
Time deposits, $100,000 or more	153,660	981	2.55%	123,582	1,263	4.09%
Other time deposits	184,274	1,626	3.53%	204,987	2,086	4.07%

Total time and savings deposits	525,447	2,705	2.06%	517,213	3,611	2.79%
Federal funds purchased, repurchase agreements and other borrowings	73,425	144	0.78%	51,349	214	1.67%
Federal Home Loan Bank advances	66,111	854	5.17%	80,000	1,024	5.12%

Total interest-bearing liabilities	664,983	3,703	2.23%	648,562	4,849	2.99%
Demand deposits	114,575			106,464
Other liabilities	3,224			3,335
Stockholders’ equity	82,743			81,651

Total liabilities and stockholders’ equity	$865,525			$840,012

Net interest income/yield		$6,787	3.37%		$6,950	3.55%

	For the six months ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(in thousands)
	(unaudited)
Loans*	$634,537	$18,850	5.94%	$609,151	$20,382	6.69%
Investment securities:
Taxable	107,516	1,370	2.55%	95,763	1,857	3.88%
Tax-exempt *	13,203	475	7.20%	22,141	788	7.12%

Total investment securities	120,719	1,845	3.06%	117,904	2,645	4.49%
Federal funds sold	19,637	22	0.22%	24,841	330	2.66%
Other investments	21,236	267	2.51%	26,265	476	3.62%

Total earning assets	796,129	$20,984	5.27%	778,161	$23,833	6.13%
Allowance for loan losses	(6,721)			(5,089)
Other nonearning assets	65,653			58,454

Total assets	$855,061			$831,526

Time and savings deposits:
Interest-bearing transaction accounts	$9,572	$4	0.08%	$10,426	$8	0.15%
Money market deposit accounts	133,471	158	0.24%	140,264	607	0.87%
Savings accounts	40,631	31	0.15%	37,362	58	0.31%
Time deposits, $100,000 or more	144,940	2,032	2.80%	111,791	2,617	4.68%
Other time deposits	194,076	3,403	3.51%	213,657	4,345	4.07%

Total time and savings deposits	522,690	5,628	2.15%	513,500	7,635	2.97%
Federal funds purchased, repurchase agreements and other borrowings	64,008	241	0.75%	52,977	550	2.08%
Federal Home Loan Bank advances	68,056	1,749	5.14%	80,000	2,049	5.12%

Total interest-bearing liabilities	654,754	7,618	2.33%	646,477	10,234	3.17%
Demand deposits	114,152			100,637
Other liabilities	3,153			3,184
Stockholders’ equity	83,002			81,228

Total liabilities and stockholders’ equity	$855,061			$831,526

Net interest income/yield		$13,366	3.36%		$13,599	3.50%

*	Computed on a fully tax-equivalent basis using a 34% rate
**	Annualized

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $3.00 million in the second quarter of 2009, as compared to $300 thousand in the second quarter of 2008. Net loans charged off were $2.54 million higher in the second quarter of 2009 as compared to the same period in 2008. Net loans charged off in the second quarter of 2009 were impacted by a $1.40 million write-down of a real estate construction project in the second quarter.

The provision for loan losses was $4.00 million for the first six months of 2009, and $600 thousand in the comparable period in 2008. Net loans charged off in the first six months of 2009 were $3.13 million as compared to $617 thousand in the first six months of 2008. On an annualized basis, net loan charge-offs were 0.99% of total loans for the first six months of 2009 compared with 0.20% for the same period in 2008.

Management contributed $4.00 million to the loan loss provision or $870 thousand more than net charge-offs in the first six months of 2009. This additional expense was based on management’s estimate of credit losses that may be sustained in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans, and other real estate owned. Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties. As of June 30, 2009, all restructured loans were still accruing interest. Other real estate owned is real estate from foreclosures of collateral of loans. $1.22 million of the Company’s nonperforming loans consist of loans 90 days past due but still accruing interest, with $1.20 million of such loans secured by real estate. The majority of the loans 90 days past due but still accruing interest are classified as substandard. As noted below, substandard loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is reviewed for impairment. If the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The following table presents information concerning nonperforming assets as of June 30, 2009 and December 31, 2008:

NONPERFORMING ASSETS

	June 30, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Nonaccrual loans

Commercial	$574	$219

Real estate-construction	119	370

Real estate-mortgage	5,152	337

Installment loans to individuals	80	119

Total nonaccrual loans	$5,925	$1,045

Loans past due 90 days or more and accruing interest

Commercial	$6	$66

Real estate-construction	—	375

Real estate-mortgage	975	2,744

Installment loans to individuals	226	335

Other	10	9

Total loans past due 90 days or more and accruing interest	$1,217	$3,529

Restructured loans (accrual)

Real estate-construction	$—	$6,594

Real estate-mortgage	689	—

Total restructured loans (accrual)	$689	$6,594

Other real estate owned

Real estate-construction	$5,820	$1,795

Real estate-mortgage	2,212	1,956

Total other real estate owned	$8,032	$3,751

Total nonperforming assets	$15,863	$14,919

Nonperforming assets as of June 30, 2009 were $944 thousand higher than at December 31, 2008. As shown in the table above, the nonaccrual loan category increased by $4.88 million and the other real estate owned category increased by $4.28 million. The increase in nonaccrual loans is due to the continuing general decline in the economy overall and the depressed real estate market. The majority of the increase in nonperforming loans was related to a few large credit relationships. Of the $5.93 million of nonaccrual loans at June 30, 2009, $5.36 million or 90.39% was comprised of five credit relationships of $4.52 million, $275 thousand, $199 thousand, $187 thousand and $177 thousand. The increase in other real estate owned was primarily due to one lending relationship of $6.59 million in the real estate-construction portfolio that was classified as restructured loans as of December 31, 2008. During the first quarter of 2009 this relationship was moved to nonaccrual status and in the second quarter of 2009, $1.40 million was charged off, and the remaining balance was moved to other real estate owned.

Management believes that the increase in nonperforming assets could continue to have a negative effect on the Company’s condition if current economic conditions do not improve. As was seen in the quarter ended June 30, 2009, the effect would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs. Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. Management will work with customers that are having difficulties meeting their loan payments. The last resort is foreclosure.

As reflected in the $944 thousand increase in nonperforming assets during the first six months of 2009, the quality of the Company’s loan portfolio declined. Due to this decline, management has increased the allowance for loan losses to $7.27 million as of June 30, 2009 as compared to a balance of $6.41 million as of December 31, 2008. As of June 30, 2009, the allowance for loan losses was 45.86% of nonperforming assets and 92.90% of nonperforming loans. The definition of nonperforming loans is nonperforming assets less other real estate owned. The allowance for loan losses was 1.15% of total loans on June 30, 2009 and 1.00% of total loans on December 31, 2008.

Allowance for Loan Losses

The allowance for loan losses is based on several components. In evaluating the adequacy of the allowance, the loan portfolio is divided into several pools of loans:

1.	Doubtful under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114)

2.	Substandard under SFAS 114

3.	Pool–substandard

4.	Pool–other assets especially mentioned (rated just above substandard)

5.	Pool–pass loans (all other rated loans)

Historical loss rates, adjusted for the current environment, are applied to the above five pools of loans, except for doubtful and substandard loans under SFAS 114. Historical loss is one of the components of the allowance. The historical loss is based on the past four years. The historical loss component of the allowance amounted to $2.09 million as of June 30, 2009.

In addition, nonperforming loans are analyzed for impairment under SFAS 114 and are allocated based on this analysis. Increases in nonperforming loans affect this portion of the adequacy review. Also, management increases its additional qualitative factor component of the allowance for loan losses due to economic factors affecting the loan portfolio.

The Company’s nonperforming loans fall in the doubtful pool under SFAS 114, the substandard pool under SFAS 114 or the pool-substandard pool of loans. Therefore, changes in nonperforming loans affect the dollar amount of the allowance. Unless the nonperforming loan is not impaired, increases in nonperforming loans are reflected as an increase in the allowance for loan losses as seen by the increase in the allowance during the first six months of 2009.

The majority of the Company’s non performing loans are collateralized by real estate. When reviewing loans for impairment or when the Company takes loan collateral due to loan default, it obtains current appraisals. Any loan balance that is in excess of the appraisal is allocated in the allowance. In the current real estate market, appraisers are having difficulty finding comparable sales, which is causing some appraisals to be very low and in some cases the properties cannot be completed for the amount at which they are being appraised. As a result, the Company is being conservative in its valuation of collateral which results in higher than normal charged off loans and higher than normal increases to the Company’s allowance for loan losses. As of June 30, 2009, the impaired loan component of the allowance amounted to $1.33 million and is reflected as a valuation allowance related to impaired loans in Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, concentrations, and legal and regulatory changes. Due to the decline in the overall economy in 2008 and 2009, and based on the expectation that nonperforming loans will likely increase in the future, management increased this component of the allowance for loan losses related to the economy in each of the loan portfolios. In addition, management increased its additional qualitative factor components of the allowance related to bankruptcy exposure in the commercial and real estate portfolios. The qualitative component of the allowance amounted to $3.78 million as of June 30, 2009.

As a result of these changes and the overall increase in nonperforming assets, the Company added a $4.00 million provision to the allowance for loan losses in the first half of 2009. Management is concerned about the changes in the nonperforming assets and believes that the allowance has been appropriately funded for the current conditions. The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Noninterest Income

For the second quarter of 2009, noninterest income decreased $73 thousand, or 2.31%, from the same period in 2008. This decrease was due to several factors. Income from fiduciary activities decreased $44 thousand when comparing the second quarter of 2009 to the second quarter of 2008. The fee structure of Trust is generally based upon the market value of accounts under administration. Most of these accounts are invested in equities of publicly traded companies and debt obligations of both government agencies and publicly traded companies. As such, fluctuations in the equity and debt markets in general have had a direct impact upon the earnings of Trust.

The $89 thousand decrease in service charges on deposit accounts was attributed to lower income from non-sufficient funds and overdraft fees.

There was an increase in other operating income of $76 thousand. This increase was attributed to mortgage income from Old Point Mortgage of which the Bank has a 49% interest.

For the six months ended June 30, 2009, noninterest income decreased $332 thousand, or 5.19% when compared to the six months ended June 30, 2008. Income from fiduciary activities decreased $127 thousand when comparing the six months ended June 30, 2009 to the same period in 2008. In addition, $110 thousand of the $332 thousand decrease in noninterest income was due to income received in March 2008 in connection with Visa Inc.’s initial public offering. The remaining difference was attributed to lower income from non-sufficient funds and overdraft fees when comparing the six months ended June 30, 2009 to the same period in 2008.

Noninterest Expense

For the second quarter of 2009, noninterest expense increased $934 thousand, or 13.43%, over the second quarter of 2008. Only $96 thousand of the increase was attributed to salaries and employee benefits, despite the Company increasing its full time equivalent positions by 19 from the second quarter of 2008. Due to the negative earnings in the second quarter, the Company reversed all of its $173 thousand accrual for employee profit sharing and the executive bonus plan.

The largest portion of the increase in noninterest expense was related to FDIC insurance costs. In the second quarter of 2009, FDIC insurance expense was $734 thousand higher than the same period in 2008. $386 thousand of this increase was due to the special assessment imposed on all banks based on their asset size. This assessment was needed to ensure the continued strength of the insurance fund. The special assessment will be billed based on June 30, 2009 assets, is payable on September 30, 2009 and was required to be booked as a second quarter expense. On May 22, 2009, the FDIC approved the rule to impose this special assessment. The rule authorizes the FDIC to impose up to two additional 5 basis point assessments, in the third and fourth quarter of 2009, if needed. A second additional special assessment in the fourth quarter is considered probable, although the exact amount is uncertain.

In addition, the Company expensed $74 thousand due to write-downs on sales of other real estate owned during the second quarter of 2009. This is due to the depressed real estate market. Also, the increase of $126 thousand in loan expenses when comparing the second quarter of 2009 to 2008 is due to foreclosed property expenses related to the other real estate owned that the Company is holding. The Company expects both of these costs to continue increasing and is reducing expenses in other areas to offset these increases.

For the six months ended June 30, 2009, noninterest expense increased $1.68 million, or 12.31%, over the six months ended June 30, 2008. $525 thousand of this increase was attributed to salaries and employee benefits. As stated above, staff has been increased by 19 full time equivalent positions since June 30, 2008. Occupancy and equipment expense was $173 thousand higher during the six months ended June 30, 2009 as compared to the same period in 2008. The majority of this increase in occupancy and equipment expense was due to increased operating costs related to the addition of a building to house operational staff and higher service contract costs for new software applications purchased to enhance the Company’s product offerings and increase productivity in the operational areas. FDIC insurance expense accounts for $819 thousand or almost 50.00% of the increase in noninterest expense for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. In addition, the Company expensed $141 thousand due to write-downs on sales of other real estate owned during the six months ended June 30,

2009. As stated above, this is due to the depressed real estate market. Also, the increase of $202 thousand in loan expenses when comparing the six months ended June 30, 2009 to 2008 is due to foreclosed property expenses related to the other real estate owned that the Company is holding.

In this economic downturn, management is keenly aware of the need to improve net income. During the second quarter of 2009, management implemented several cost cutting measures that are expected to lower annual expenses by approximately $650 thousand. These cost cutting measures are being implemented in the areas of customer development, advertising, employee professional development, postage and courier costs and other expenses. In each of these line items, the expense for the second quarter of 2009 and the six months ended June 30, 2009 were less than the comparable periods of 2008.

Balance Sheet Review

At June 30, 2009, the Company had total assets of $853.06 million, an increase of 2.17% from $834.96 million at December 31, 2008. Net loans as of June 30, 2009 were $625.15 million, a decrease of 0.94% from $631.05 million at December 31, 2008. The decrease in loans was partly due to one lending relationship of $6.59 million in the real estate-construction portfolio that was classified as restructured loans as of December 31, 2008. During the first quarter of 2009 this relationship was moved to nonaccrual status and in the second quarter of 2009, $1.40 million was charged off, and the remaining balance was moved to other real estate owned.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of June 30, 2009.

The Company does not have a formal program for subprime lending. The Company is required by law to comply with the requirements of the Community Reinvestment Act (the CRA), which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income borrowers. In order to comply with the CRA and meet the credit needs of its local communities, the Company finds it necessary to make certain loans with subprime characteristics.

For the purposes of this discussion, a “subprime loan” is defined as a loan to a borrower having a credit score of 660 or below. The majority of the Company’s subprime loans are to customers in the Company’s local market area.

The following table details, as of June 30, 2009, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,

1 - 4 Family Open-end and 1 - 4 Family Junior Liens

	Amount	Percent
Subprime	$26,634,631	20.9%
Non subprime	100,931,108	79.1%

	$127,565,739	100.0%

Total loans	$632,420,551
Percentage of Real-Estate Secured Subprime Loans to Total Loans		4.21%

In addition to the subprime loans secured by real estate discussed above, as of June 30, 2009, the Company had an additional $6.63 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company’s total subprime loans as of June 30, 2009 was $33.26 million, amounting to 5.25% of the Company’s total loans at June 30, 2009.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first six months of 2009 were $855.06 million compared to $831.53 million for the first six months of 2008. The growth in average assets in 2009 was due primarily to the growth in average loans, which increased 4.17% as compared to the same period in 2008.

Total securities available-for-sale and held-to-maturity securities at June 30, 2009 were $138.63 million, an increase of 38.56% from $100.05 million at December 31, 2008. Since loan demand has slowed this year, the Company has increased its security holdings. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At June 30, 2009, total deposits decreased by $19.92 million or 3.08% from $646.52 million at December 31, 2008. Although total deposits decreased, the Company experienced strong growth in its repurchase agreements. Repurchase agreements and other borrowings increased $44.35 million since December 31, 2008. $14.51 million of this increase is from one customer that has placed the funds in an escrow agreement that will pay out over the next 15 months.

Capital Resources

Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at June 30, 2009. As shown below, these ratios were all well above the regulatory minimum levels.

	2009 Regulatory Minimums	June 30, 2009
Tier 1	4.00%	12.19%
Total Capital	8.00%	13.27%
Tier 1 Leverage	4.00%	9.50%

Second quarter-end book value per share was $16.64 in 2009 and $16.63 in 2008. Cash dividends were $491 thousand or $0.10 per share in the second quarter of 2009 and $784 thousand or $0.16 per share for the second quarter of 2008. The common stock of the Company has not been extensively traded.

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the FHLB. As of the end of the second quarter of 2009, the Company had $190.92 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of the end of the second quarter of 2009, the Company had $31.50 million available in federal funds to handle any short-term borrowing needs.

Management is aware of the current market and institutional trends, events and uncertainties, including recent market disruptions and significant restrictions on availability of capital in the U.S. and global economies. However, management does not expect the trends, events and uncertainties to have a material effect on the liquidity or capital resources of the Company. Management is not aware of any current recommendations by regulatory authorities that would have a material effect on liquidity or capital resources. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. The Company’s primary external source of liquidity is advances from the FHLB.

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

The Company purchased property for a future branch site in 2006. This property was purchased outright, not financed. The Company is in the process of building the branch and has signed a contract with a general contractor in the amount of $1.84 million. The Company is paying this contractor in installments by the percentage of the work completed and $678 thousand has been paid through June 30, 2009. The Company intends to open the branch in the fourth quarter of 2009.

As of June 30, 2009, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2008 annual report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2009, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2008 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2009. It should be noted, however, that non-maturing deposit liabilities totaling $295.29 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive.

When the Company is asset sensitive, net interest income should improve if interest rates rise since assets will reprice faster than liabilities. Conversely, if interest rates fall, net interest income should decline, depending on the optionality (prepayment speeds) of the assets. When the Company is liability sensitive, net interest income should fall if rates rise and rise if rates fall.

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a “static” test to measure the effects of changes in interest rates, or “shocks”, on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the shock by repricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s earnings at June 30, 2009. The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.73% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 0.44% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 0.75% increase in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2009, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2008 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of the Company’s common stock during the quarter ended June 30, 2009.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its 2009 Annual Meeting of Stockholders on April 28, 2009. A quorum of stockholders was present, consisting of a total of 3,640,951.29 shares, represented in person or by proxy. At the 2009 Annual Meeting the stockholders elected the 16 directors listed below to serve as directors of the Company for one-year terms, having received the following votes:

Director Nominee	For	Withheld
David L. Bernd	3,494,010.12	146,941.17
James Reade Chisman	3,483,049.13	157,902.16
Dr. Richard F. Clark	3,499,836.34	141,114.95
Russell Smith Evans, Jr.	3,492,599.97	148,351.32
Dr. Arthur D. Greene	3,493,760.12	147,191.17
Stephen D. Harris	3,499,761.13	141,190.16
John Cabot Ishon	3,449,433.81	191,517.48
John B. Morgan, II	3,441,474.13	199,477.16
Louis G. Morris	3,477,356.13	163,595.16
Robert L. Riddle	3,467,356.13	173,595.16
Dr. H. Robert Schappert	3,471,356.13	169,595.16
Robert F. Shuford, Sr.	3,450,931.13	190,020.16
Robert F. Shuford, Jr.	3,474,380.97	166,570.31
Ellen Clark Thacker	3,464,378.30	176,572.99
Joseph R. Witt	3,464,433.81	176,517.48
Melvin R. Zimm	3,459,221.81	181,729.48

No other matters were voted on during the 2009 Annual Meeting.

The Company’s proxy statement filed March 18, 2009 incorrectly listed the number of shares of common stock entitled to vote at the Annual Meeting as 4,397,477. The correct number of shares of common stock entitled to vote was 4,447,744.

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

On June 16, 2009, Margaret P. Causby, Senior Vice President/Risk Management, began a disability leave upon a determination of long-term disability. Mrs. Causby has therefore ceased acting as an executive officer of the Company. The Company has reassigned Mrs. Causby’s duties and responsibilities on an interim basis.

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

OLD POINT FINANCIAL CORPORATION

August 7, 2009	/s/ Robert F. Shuford
Robert F. Shuford
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 7, 2009	/s/ Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/ Finance
(Principal Financial & Accounting Officer)