Form 10-Q
period 2009-09-30
OLD POINT FINANCIAL CORP
filed 2009-11-06
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

4,909,035 shares of common stock ($5.00 par value) outstanding as of October 30, 2009

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1. Financial Statements.		1

	Consolidated Balance Sheets
	September 30, 2009 (unaudited) and December 31, 2008	1

	Consolidated Statements of Income
	Three months ended September 30, 2009 and 2008 (unaudited)
	Nine months ended September 30, 2009 and 2008 (unaudited)	2

	Consolidated Statements of Changes in Stockholders' Equity
	Nine months ended September 30, 2009 and 2008 (unaudited)	3

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2009 and 2008 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.		27

Item 1A. Risk Factors.		27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.		28

Item 3. Defaults Upon Senior Securities.		28

Item 4. Submission of Matters to a Vote of Security Holders.		28

Item 5. Other Information.		28

Item 6. Exhibits.		28

(i)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Cash and due from banks	$20,445,325	$29,511,080
Federal funds sold	25,739,566	17,813,633
Cash and cash equivalents	46,184,891	47,324,713
Securities available-for-sale, at fair value	129,433,011	96,987,569
Securities held-to-maturity (fair value approximates $2,005,785 and $3,115,960)	1,967,000	3,067,000
Restricted securities	4,814,700	4,791,050
Loans, net of allowance for loan losses of $7,753,898 and $6,405,574	627,372,409	631,046,420
Premises and equipment, net	29,717,407	27,143,353
Bank owned life insurance	16,569,106	14,017,638
Other real estate owned, net	8,486,000	3,751,000
Other assets	7,201,694	6,836,111
	$871,746,218	$834,964,854

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$110,426,203	$123,754,554
Savings deposits	186,441,184	187,105,048
Time deposits	328,750,042	335,664,077
Total deposits	625,617,429	646,523,679
Federal funds purchased, overnight repurchase agreements and
other borrowings	42,667,314	32,688,425
Term repurchase agreements	53,668,605	593,789
Federal Home Loan Bank advances	65,000,000	70,000,000
Accrued expenses and other liabilities	2,313,203	2,261,051
Total liabilities	789,266,551	752,066,944

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,909,035 and 4,905,229 shares issued	24,545,175	24,526,145
Additional paid-in capital	15,666,024	15,506,322
Retained earnings	42,671,710	43,250,906
Accumulated other comprehensive loss	(403,242)	(385,463)
Total stockholders' equity	82,479,667	82,897,910
	$871,746,218	$834,964,854

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$9,649,472	$10,449,779	$28,466,848	$30,796,211
Interest on federal funds sold	11,260	27,687	33,287	357,522
Interest on securities:
Taxable	583,535	742,724	1,953,319	2,600,334
Tax-exempt	120,796	218,561	434,429	738,757
Dividends and interest on all other securities	107,032	278,523	373,874	754,094
Total interest and dividend income	10,472,095	11,717,274	31,261,757	35,246,918

Interest Expense:
Interest on savings deposits	85,732	248,038	278,798	921,382
Interest on time deposits	2,341,178	3,061,238	7,776,266	10,023,000
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	150,880	207,224	392,299	756,725
Interest on Federal Home Loan Bank advances	848,061	1,035,928	2,596,890	3,085,264
Total interest expense	3,425,851	4,552,428	11,044,253	14,786,371
Net interest income	7,046,244	7,164,846	20,217,504	20,460,547
Provision for loan losses	1,000,000	800,000	5,000,000	1,400,000
Net interest income, after provision for loan losses	6,046,244	6,364,846	15,217,504	19,060,547

Noninterest Income:
Income from fiduciary activities	701,789	760,958	2,230,009	2,415,958
Service charges on deposit accounts	1,402,771	1,531,404	4,115,443	4,423,263
Other service charges, commissions and fees	629,979	605,223	1,898,241	1,986,852
Income from bank owned life insurance	198,831	177,580	550,860	534,734
Gain on disposal of premises and equipment	3,503	229,568	3,655	227,396
Other operating income	69,531	62,543	273,541	176,307
Total noninterest income	3,006,404	3,367,276	9,071,749	9,764,510

Noninterest Expense:
Salaries and employee benefits	4,462,648	4,204,828	13,277,101	12,494,049
Occupancy and equipment	1,026,532	997,163	3,073,035	2,870,237
FDIC insurance	264,013	38,280	1,117,075	72,219
Data processing	287,106	253,069	810,401	741,845
Customer development	227,878	192,277	610,038	602,672
Advertising	161,428	184,891	513,008	594,631
Loan expenses	173,183	53,598	474,157	152,408
Employee professional development	120,648	166,376	392,468	497,239
Legal and audit expenses	139,434	105,930	338,857	304,694
Loss (gain) on write-down/sale of other real estate owned	(82,982)	-	58,227	-
Other	665,958	736,107	2,076,411	2,220,678
Total noninterest expense	7,445,846	6,932,519	22,740,778	20,550,672
Income before income taxes	1,606,802	2,799,603	1,548,475	8,274,385
Income tax expense	449,132	821,465	242,867	2,391,115
Net income	$1,157,670	$1,978,138	$1,305,608	$5,883,270

Basic Earnings per Share:
Average shares outstanding	4,909,035	4,902,188	4,908,094	4,904,421
Net income per share of common stock	$0.24	$0.40	$0.27	$1.20

Diluted Earnings per Share:
Average shares outstanding	4,934,522	4,933,331	4,936,247	4,935,779
Net income per share of common stock	$0.24	$0.40	$0.26	$1.19

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited)	Stock	Stock	Capital	Earnings	Loss	Total

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Balance at beginning of period	4,905,229	$24,526,145	$15,506,322	$43,250,906	$(385,463)	$82,897,910
Comprehensive income:
Net income	-	-	-	1,305,608	-	1,305,608
Unrealized holding losses arising during the period (net of tax benefit, $9,159)	-	-	-	-	(17,779)	(17,779)
Total comprehensive income	-	-	-	1,305,608	(17,779)	1,287,829
Exercise of stock options	5,624	28,120	77,308	(41,541)	-	63,887
Retirement of common stock	(1,818)	(9,090)	-	(27,189)	-	(36,279)
Stock compensation expense	-	-	82,394	-	-	82,394
Cash dividends ($.37 per share)	-	-	-	(1,816,074)	-	(1,816,074)

Balance at end of period	4,909,035	$24,545,175	$15,666,024	$42,671,710	$(403,242)	$82,479,667

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Balance at beginning of period	4,907,567	$24,537,835	$15,357,005	$40,039,194	$(226,836)	$79,707,198
Comprehensive income:
Net income	-	-	-	5,883,270	-	5,883,270
Unrealized holding losses arising during the period (net of tax benefit, $8,774)	-	-	-	-	(17,031)	(17,031)
Total comprehensive income	-	-	-	5,883,270	(17,031)	5,866,239
Adjustment to apply new accounting standard on pension plans (net of tax, $11,487)	-	-	-	-	22,299	22,299
Adjustment to implement new accounting standard on split-dollar life insurance	-	-	-	(333,953)	-	(333,953)
Sale of common stock	250	1,250	3,517	(2,313)	-	2,454
Repurchase and retirement of common stock	(5,400)	(27,000)	-	(70,207)	-	(97,207)
Stock compensation expense	-	-	84,568	-	-	84,568
Cash dividends ($.49 per share)	-	-	-	(2,402,926)	-	(2,402,926)

Balance at end of period	4,902,417	$24,512,085	$15,445,090	$43,113,065	$(221,568)	$82,848,672

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,305,608	$5,883,270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,371,772	1,318,981
Provision for loan losses	5,000,000	1,400,000
Net accretion and amortization of securities	13,820	(48,252)
Net (gain) loss on disposal of premises and equipment	3,655	(227,396)
Net loss on write-down/sale of other real estate owned	58,227	-
Income from bank owned life insurance	(550,860)	(534,734)
Stock compensation expense	82,394	84,568
Deferred tax benefit	(297,243)	(321,752)
Increase in other assets	(10,413,938)	(2,835,704)
Increase in other liabilities	52,152	599,479
Net cash provided by (used in) operating activities	(3,374,413)	5,318,460

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(143,295,926)	(48,194,006)
Purchases of held-to-maturity securities	(1,500,000)	(2,600,000)
Purchases of restricted securities	(23,650)	(43,200)
Proceeds from maturities and calls of securities	109,924,724	80,676,341
Proceeds from sales of available-for-sale securities	3,485,000	5,470,000
Increase in loans made to customers	(1,325,989)	(44,106,247)
Proceeds from sales of other real estate owned	3,560,924	-
Purchases of premises and equipment	(3,949,481)	(1,452,549)
Net cash used in investing activities	(33,124,398)	(10,249,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(13,328,351)	8,698,451
Decrease in savings deposits	(663,864)	(521,316)
Increase (decrease) in time deposits	(6,914,035)	4,368,831
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	63,053,705	(6,941,107)
Decrease in Federal Home Loan Bank advances	(5,000,000)	-
Proceeds from exercise of stock options	63,887	2,454
Repurchase and/or retirement of common stock	(36,279)	(97,207)
Cash dividends paid on common stock	(1,816,074)	(2,402,926)
Net cash provided by financing activities	35,358,989	3,107,180

Net decrease in cash and cash equivalents	(1,139,822)	(1,824,021)
Cash and cash equivalents at beginning of period	47,324,713	51,564,196
Cash and cash equivalents at end of period	$46,184,891	$49,740,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$11,243,092	$15,247,871
Income tax	$650,000	$2,400,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized (loss) on investment securities	$(26,938)	$(25,805)
Loans transferred to other real estate owned	$9,445,523	$1,944,841
Adjustment to implement accounting standard on split-dollar life insurance	$-	$(333,953)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2009 and December 31, 2008, the results of operations for the three months and nine months ended September 30, 2009 and 2008, and the statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2009 and 2008. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2008 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

Available Information
The Company maintains a website on the Internet at www.oldpoint.com.  The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC).  The information available on the Company’s Internet website is not part of this Form 10-Q or any other report filed by the Company with the SEC.  The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company’s SEC filings can also be obtained on the SEC’s website on the Internet at www.sec.gov.

Note 2.  Securities
Amortized costs and fair values of securities held-to-maturity at September 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2009
Obligations of U.S. Government agencies	$1,500	$7	$-	$1,507
Obligations of state and political subdivisions	467	32	-	499
Total	$1,967	$39	$-	$2,006

December 31, 2008
Obligations of U.S. Government agencies	$2,600	$28	$-	$2,628
Obligations of state and political subdivisions	467	21	-	488
Total	$3,067	$49	$-	$3,116

Amortized costs and fair values of securities available-for-sale at September 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2009
U.S. Treasury securities	$400	$-	$-	$400
Obligations of U.S. Government agencies	114,014	808	-	114,822
Obligations of state and political subdivisions	10,160	148	-	10,308
Mortgage-backed securities	1,632	36	-	1,668
Money market investments	2,235	-	-	2,235
Total	$128,441	$992	$-	$129,433

December 31, 2008
U.S. Treasury securities	$399	$1	$-	$400
Obligations of U.S. Government agencies	77,241	871	-	78,112
Obligations of state and political subdivisions	14,959	156	-	15,115
Mortgage-backed securities	2,462	-	(9)	2,453
Money market investments	908	-	-	908
Total	$95,969	$1,028	$(9)	$96,988

As of September 30, 2009 the Company had no securities with gross unrealized losses.

Information pertaining to securities with gross unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2008
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Mortgage-backed securities	$9	$2,453	$-	$-	$9	$2,453
Total securities available-for-sale	$9	$2,453	$-	$-	$9	$2,453

The restricted security category on the balance sheets is comprised of Federal Home Loan Bank of Atlanta (FHLB) and Federal Reserve Bank (FRB) stock.  These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and they lack a market.  Therefore, this stock is carried at cost and evaluated for impairment.  When evaluating this stock for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

The FHLB paid a second quarter dividend and reported net income for the second quarter of $191.7 million and $190.2 million for the first six months of 2009. On October 30, 2009, the FHLB declared a dividend and reported net income of $11.1 million for the third quarter of 2009.  The FHLB reported that it was in compliance with all of its regulatory capital requirements as of June 30, 2009.  Restricted stock is viewed as a long-term investment and the Company has the ability and the intent to hold this stock until its value is recovered.  Therefore, the Company determined the FHLB stock was not impaired as of September 30, 2009.

Note 3.  Loans
Loans at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
Commercial	$64,761	$73,091
Real estate-construction	36,801	60,604
Real estate-mortgage	495,049	459,921
Installment loans to individuals	35,375	40,789
Other	2,714	2,733

Total loans	634,700	637,138
Less: Allowance for loan losses	(7,754)	(6,406)
Net deferred loan costs *	426	314
Loans, net	$627,372	$631,046

* Net deferred loan costs are part of real estate - mortgage

The following is a summary of information pertaining to impaired loans, nonaccrual loans and loans ninety days or more past due and still accruing interest:

	September 30,	December 31,
	2009	2008
	(in thousands)
Impaired loans without a valuation allowance	$47	$12,023
Impaired loans with a valuation allowance	4,640	888
Total impaired loans	$4,687	$12,911
Valuation allowance related to impaired loans	$1,017	$269
Total nonaccrual loans	$5,309	$1,045
Total loans past-due ninety days or more and still accruing interest	$2,729	$3,529

Note 4.  Allowance for Loan Losses
The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2009 and the year ended December 31, 2008:

	September 30,	December 31,
	2009	2008
	(in thousands)
Balance, beginning of year	$6,406	$5,130
Recoveries	211	463
Provision for loan losses	5,000	2,400
Loans charged off	(3,863)	(1,587)
Balance, end of period	$7,754	$6,406

Note 5.  Share-Based Compensation
Share-based compensation arrangements include stock options, restricted stock awards, performance-based awards, stock appreciation rights and employee stock purchase plans.  Accounting standards require all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.

The Company issued options in October 2007.  The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions:  dividend yield of 2.46%, expected volatility of 27.398%, risk-free interest rate of 4.47% and an expected option life of six and one-half years.  The grant-date fair value of options granted during 2007 was $5.48 per share.

Options to purchase 278,775 shares of common stock were outstanding under the Company’s 1998 stock option plan at September 30, 2009.  The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option plan activity for the nine months ended September 30, 2009 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1	286,899	$18.25
Granted	-	-
Exercised	(5,624)	11.36
Canceled or expired	(2,500)	21.94
Options outstanding, September 30	278,775	$18.35	4.98	$ 453
Options exercisable, September 30	192,807	$17.60	3.61	$ 453

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2009.  This amount changes based on changes in the market value of the Company’s stock.

As of September 30, 2009, there was $337 thousand of unrecognized compensation cost related to nonvested options.  This cost is expected to be recognized over a weighted-average period of 36 months.

Note 6.  Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan.  The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan.  The components of net periodic pension cost (benefit) are as follows:

Quarter ended September 30,	2009	2008
	Pension Benefits
Interest cost	$71,058	$76,095
Expected return on plan assets	(82,667)	(109,883)
Amortization of net loss	25,861	-
Net periodic pension plan cost (benefit)	$14,252	$(33,788)

Nine months ended September 30,	2009	2008
	Pension Benefits
Interest cost	$213,174	$228,285
Expected return on plan assets	(248,000)	(329,648)
Amortization of net loss	77,583	-
Net periodic pension plan cost (benefit)	$42,757	$(101,363)

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

Note 8.  Recent Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position on Financial Accounting Standard 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)) (ASC 805 Business Combinations).  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157) when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) (ASC 825 Financial Instruments and ASC 270 Interim Reporting).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2) (ASC 320 Investments – Debt and Equity Securities).  FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165) (ASC 855 Subsequent Events).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166) (ASC 860 Transfers and Servicing).  SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 is effective for interim and annual periods beginning after November 15, 2009.   Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

 In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (SFAS 168) (ASC 105 Generally Accepted Accounting Principles).  SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Emerging Issues Task Force Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (EITF Issue No. 09-1) (ASC 470 Debt).  EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering.  EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited.  The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

In June 2009, the SEC issued SAB No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP.  The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

Note 9.  Fair Value Measurements
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company’s financial instruments.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$46,185	$46,185	$47,325	$47,325
Securities available-for-sale	129,433	129,433	96,988	96,988
Securities held-to-maturity	1,967	2,006	3,067	3,116
Loans, net of allowances for loan losses	627,372	629,974	631,046	633,820
Accrued interest receivable	2,978	2,978	3,210	3,210

Financial liabilities:
Deposits	625,617	627,954	646,524	649,055
Federal funds purchased, overnight repurchase agreements and other borrowings	42,667	42,667	32,688	32,688
Term repurchase agreements	53,669	53,689	594	594
Federal Home Loan Bank advances	65,000	70,362	70,000	77,219
Accrued interest payable	1,579	1,579	1,777	1,777

U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The three levels of the fair value hierarchy based on these two types of inputs are as follows:

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$129,433	$-	$129,433	$-

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

Other real estate owned
Loans are transferred to other real estate owned when the collateral securing them is foreclosed on.  The measurement of loss associated with other real estate owned is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property.  If there is a contract for the sale of a property, and management reasonably believes the transaction will be consummated in accordance with the terms of the contract, fair value is based on the sale price in that contract (Level 1).  Lacking such a contract, the value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.  Any fair value adjustments to other real estate owned are recorded in the period incurred and expensed against current earnings.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis as of September 30, 2009:

		Carrying Value at September 30, 2009
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired Loans	$3,623	$-	$3,100	$523
Other Real Estate Owned	$8,486	$-	$7,716	$770

Note 10.  Segment Reporting
The Company operates in a decentralized fashion in three principal business segments: the Bank, the Trust, and the Parent. Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust’s operating revenues consist principally of income from fiduciary activities. The Parent company’s revenues are mainly interest and dividends received from the Bank and Trust companies.  The Company has no other segments.

	Three Months Ended September 30, 2009
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	10,457,193	15,918	1,255,865	(1,256,881)	10,472,095
Income from fiduciary activities	-	701,789	-	-	701,789
Other income	2,224,599	93,944	75,000	(88,776)	2,304,767
Total operating income	12,681,792	811,651	1,330,865	(1,345,657)	13,478,651

Expenses
Interest expense	3,430,783	-	-	(4,932)	3,425,851
Provision for loan losses	1,000,000	-	-	-	1,000,000
Salaries and employee benefits	3,814,298	517,309	131,041	-	4,462,648
Other expenses	2,785,611	208,340	81,112	(91,865)	2,983,198
Total operating expenses	11,030,692	725,649	212,153	(96,797)	11,871,697

Income (loss) before taxes	1,651,100	86,002	1,118,712	(1,248,860)	1,606,954

Income tax expense (benefit)	459,000	29,242	(39,110)	-	449,132

Net income (loss)	1,192,100	56,760	1,157,822	(1,248,860)	1,157,822

Total assets	867,259,003	6,070,045	82,726,263	(84,309,093)	871,746,218

	Three Months Ended September 30, 2008
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	11,678,818	34,334	2,072,722	(2,068,599)	11,717,275
Income from fiduciary activities	-	760,958	-	-	760,958
Other income	2,527,046	91,898	75,000	(87,627)	2,606,317
Total operating income	14,205,864	887,190	2,147,722	(2,156,226)	15,084,550

Expenses
Interest expense	4,552,715	-	-	(287)	4,552,428
Provision for loan losses	800,000	-	-	-	800,000
Salaries and employee benefits	3,568,663	490,800	145,366	-	4,204,829
Other expenses	2,529,283	222,961	67,723	(92,277)	2,727,690
Total operating expenses	11,450,661	713,761	213,089	(92,564)	12,284,947

Income (loss) before taxes	2,755,203	173,429	1,934,633	(2,063,662)	2,799,603

Income tax expense (benefit)	806,000	58,970	(43,505)	-	821,465

Net income (loss)	1,949,203	114,459	1,978,138	(2,063,662)	1,978,138

Total assets	826,823,169	5,862,579	83,272,085	(84,054,613)	831,903,220

	Nine Months Ended September 30, 2009
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	31,200,640	61,698	1,557,919	(1,558,500)	31,261,757
Income from fiduciary activities	-	2,230,009	-	-	2,230,009
Other income	6,562,470	321,248	225,000	(266,978)	6,841,740
Total operating income	37,763,110	2,612,955	1,782,919	(1,825,478)	40,333,506

Expenses
Interest expense	11,059,362	-	-	(15,109)	11,044,253
Provision for loan losses	5,000,000	-	-	-	5,000,000
Salaries and employee benefits	11,346,914	1,534,113	396,074	-	13,277,101
Other expenses	8,934,561	625,334	177,247	(273,465)	9,463,677
Total operating expenses	36,340,837	2,159,447	573,321	(288,574)	38,785,031

Income (loss) before taxes	1,422,273	453,508	1,209,598	(1,536,904)	1,548,475

Income tax expense (benefit)	184,683	154,194	(96,010)	-	242,867

Net income (loss)	1,237,590	299,314	1,305,608	(1,536,904)	1,305,608

Total assets	867,259,003	6,070,045	82,726,263	(84,309,093)	871,746,218

	Nine Months Ended September 30, 2008
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	35,129,243	108,364	6,136,929	(6,127,618)	35,246,918
Income from fiduciary activities	-	2,415,958	-	-	2,415,958
Other income	7,294,382	91,899	225,000	(262,729)	7,348,552
Total operating income	42,423,625	2,616,221	6,361,929	(6,390,347)	45,011,428

Expenses
Interest expense	14,786,834	-	-	(463)	14,786,371
Provision for loan losses	1,400,000	-	-	-	1,400,000
Salaries and employee benefits	10,752,643	1,329,421	411,985	-	12,494,049
Other expenses	7,556,780	605,181	177,314	(282,652)	8,056,623
Total operating expenses	34,496,257	1,934,602	589,299	(283,115)	36,737,043

Income (loss) before taxes	7,927,368	681,619	5,772,630	(6,107,232)	8,274,385

Income tax expense (benefit)	2,270,000	231,755	(110,640)	-	2,391,115

Net income (loss)	5,657,368	449,864	5,883,270	(6,107,232)	5,883,270

Total assets	826,823,169	5,862,579	83,272,085	(84,054,613)	831,903,220

The Bank extends a line of credit to the Parent; this line of credit is used to repurchase the Parent’s publicly traded stock.  Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%.  This loan is secured by a held-to-maturity security with a book value of $467 thousand and a market value of $499 thousand.  Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers.  These transactions are eliminated to reach consolidated totals.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements.  For this purpose, any statement that is not a statement of historical fact may be a forward-looking statement.  These forward-looking statements may include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy and financial and other goals.  Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning.  Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

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

The Company has experienced losses due to the current economic climate.  Dramatic declines in the residential and commercial real estate market in the past year have resulted in significant write-downs of asset values by the Company as well as by other financial institutions in the U.S. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility.

On May 22, 2009, the FDIC approved a final rule to impose a special assessment of 5 basis points on each bank’s total assets minus Tier 1 capital in order to replenish the Deposit Insurance Fund.  This special assessment plus higher quarterly assessments have impacted and will continue to impact the Company’s performance by directly affecting expenses.

It is not clear what other impacts the EESA, the ARRA or other liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

Critical Accounting Policies and Estimates
As of September 30, 2009, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2008 annual report on Form 10-K.  That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments:  the allowance for loan losses.

Earnings Summary
Net income for the third quarter of 2009 was $1.16 million as compared with net income of $1.98 million earned in the third quarter of 2008, a decrease of $820 thousand or 41.47%. During the third quarter of 2009, the Company increased its loan loss provision to $1.00 million compared to $800 thousand in the third quarter of 2008. The increase to the loan loss provision was made to ensure that the Company has adequately provided for loan losses caused by the downturn in the economy and a decline in real estate values. In addition, the cost of FDIC insurance increased by $226 thousand over the third quarter of 2008. Basic and diluted earnings per share for the third quarter of 2009 were $0.24. Basic and diluted earnings per share for the third quarter of 2008 were $0.40. For the nine months ended September 30, 2009, basic and diluted earnings per share were $0.27 and $0.26, respectively. For the nine months ended September 30, 2008, basic and diluted earnings per share were $1.20 and $1.19, respectively.

Net Interest Income
The principal source of earnings for the Company is net interest income.  Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them.  Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.  The net interest yield is calculated by dividing tax equivalent net interest income by average earning assets.  Net interest income, on a fully tax equivalent basis, was $7.13 million in the third quarter of 2009, a decrease of $171 thousand from the third quarter of 2008.  The net interest yield was 3.58% in the third quarter of 2009 and 3.78% in the third quarter of 2008. The net interest yield was lower in the third quarter of 2009 as compared to the third quarter of 2008, because the yield on average earning assets decreased 84 basis points while the cost of average interest-bearing liabilities only decreased 80 basis points and average non-earning assets increased by $8.97 million.

Tax equivalent interest income decreased $1.30 million, or 10.95%, in the third quarter of 2009 compared to the same period of 2008.  Average earning assets grew $23.87 million, or 3.09%, compared to the third quarter of 2008.  Interest expense decreased $1.13 million, or 24.74%, and average interest-bearing liabilities increased by $27.98 million, or 4.37% in the third quarter of 2009 compared to the same period of 2008.

The average yield on earning assets and cost of interest-bearing liabilities both decreased because the Company lowered its rates on loans, interest-bearing deposits and repurchase agreements in response to the action of the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%.  The FOMC has kept the Federal Funds Target Rate unchanged during 2009. As higher yielding earning assets and higher cost interest-bearing liabilities that were booked prior to 2008 mature, they are being replaced with lower yielding earning assets and lower cost interest-bearing liabilities.

Net interest income, on a fully tax equivalent basis, was $20.49 million for the nine months ended September 30, 2009, a decrease of $405 thousand or 1.94% compared to the same period of 2008.  When comparing the first nine months of 2009 to the first nine months of 2008, the decrease in net interest income is due to the Company’s response to the actions of the FOMC, which caused the yield on average earning assets to decrease more than the cost of average interest-bearing liabilities.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields.  Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended September 30,
	2009			2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(in thousands)
			(unaudited)
Loans*	$628,833	$9,666	6.15%	$636,653	$10,468	6.58%
Investment securities:
Taxable	120,045	584	1.95%	77,196	742	3.84%
Tax-exempt*	10,051	183	7.28%	17,703	332	7.49%
Total investment securities	130,096	767	2.36%	94,900	1,074	4.53%
Federal funds sold	21,368	11	0.21%	5,815	27	1.86%
Other investments	15,532	107	2.76%	34,595	279	3.23%
Total earning assets	795,829	$10,551	5.30%	771,963	$11,848	6.14%
Allowance for loan losses	(7,400)			(5,172)
Other nonearning assets	73,261			62,062
Total assets	$861,690			$828,853

Time and savings deposits:
Interest-bearing transaction accounts	$9,569	$1	0.04%	$10,518	$4	0.15%
Money market deposit accounts	138,209	74	0.21%	137,323	222	0.65%
Savings accounts	41,623	11	0.11%	37,901	23	0.24%
Time deposits, $100,000 or more	167,406	827	1.98%	122,604	1,087	3.55%
Other time deposits	160,691	1,514	3.77%	199,309	1,973	3.96%
Total time and savings deposits	517,498	2,427	1.88%	507,655	3,309	2.61%
Federal funds purchased, repurchase agreements and other borrowings	85,156	151	0.71%	52,019	207	1.59%
Federal Home Loan Bank advances	65,000	848	5.22%	80,000	1,036	5.18%
Total interest-bearing liabilities	667,654	3,426	2.05%	639,674	4,552	2.85%
Demand deposits	108,994			102,881
Other liabilities	2,780			3,489
Stockholders' equity	82,262			82,809
Total liabilities and stockholders' equity	$861,690			$828,853
Net interest income/yield		$7,125	3.58%		$7,296	3.78%

	For the nine months ended September 30,
	2009			2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(in thousands)
			(unaudited)
Loans*	$632,636	$28,516	6.01%	$618,319	$30,850	6.65%
Investment securities:
Taxable	111,693	1,953	2.33%	87,644	2,600	3.96%
Tax-exempt*	12,152	658	7.22%	20,662	1,120	7.23%
Total investment securities	123,845	2,611	2.81%	108,306	3,720	4.58%
Federal funds sold	20,214	33	0.22%	18,499	357	2.57%
Other investments	19,334	374	2.58%	31,197	754	3.22%
Total earning assets	796,029	$31,534	5.28%	776,321	$35,681	6.13%
Allowance for loan losses	(6,947)			(5,117)
Other nonearning assets	68,189			59,681
Total assets	$857,271			$830,886

Time and savings deposits:
Interest-bearing transaction accounts	$9,571	$5	0.07%	$10,457	$12	0.15%
Money market deposit accounts	135,051	232	0.23%	139,284	829	0.79%
Savings accounts	40,961	42	0.14%	37,541	81	0.29%
Time deposits, $100,000 or more	152,428	2,859	2.50%	122,620	3,704	4.03%
Other time deposits	182,948	4,917	3.58%	201,649	6,318	4.18%
Total time and savings deposits	520,959	8,055	2.06%	511,551	10,944	2.85%
Federal funds purchased, repurchase agreements and other borrowings	71,057	392	0.74%	52,657	757	1.92%
Federal Home Loan Bank advances	67,037	2,597	5.17%	80,000	3,085	5.14%
Total interest-bearing liabilities	659,053	11,044	2.23%	644,208	14,786	3.06%
Demand deposits	112,432			101,386
Other liabilities	3,031			3,537
Stockholders' equity	82,755			81,755
Total liabilities and stockholders' equity	$857,271			$830,886
Net interest income/yield		$20,490	3.43%		$20,895	3.59%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $1.00 million in the third quarter of 2009, as compared to $800 thousand in the third quarter of 2008.  Net loans charged off were $521 thousand for the third quarter of 2009 as compared to $332 thousand for the third quarter of 2008.

The provision for loan losses was $5.00 million for the first nine months of 2009, and $1.40 million in the comparable period in 2008.  Net loans charged off in the first nine months of 2009 were $3.65 million as compared to $949 thousand in the first nine months of 2008.  On an annualized basis, net loan charge-offs were 0.77% of total loans for the first nine months of 2009 compared with 0.20% for the same period in 2008. Net loan charge-offs have increased as the recession continues, and borrowers begin to struggle to make their payments. Management believes this is more than likely to continue until the economy is well into recovery.

Management contributed $5.00 million to the loan loss provision or $1.35 million more than net charge-offs in the first nine months of 2009. This additional expense was based on management’s estimate of credit losses that may be sustained in the loan portfolio.  Management’s evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external bank regulatory examinations.  These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans, and other real estate owned. Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties.  As of September 30, 2009, the Company had one restructured loan that was still accruing interest.  This loan was for the construction of a speculation house and is rated substandard. The loan was restructured to interest only payments to provide the borrower some cash flow relief.  The property has been listed for sale and the borrower has reduced the asking price but there is still no interest.  The house is rented for $2,100 per month, which is less than the interest only payment. The borrower continues to be behind in payments, as only partial payments can be made each month.  The restructured loan matured on September 30, 2009. Other real estate owned is real estate from foreclosures of collateral of loans. $2.73 million of the Company’s nonperforming loans consist of loans 90 days past due but still accruing interest, with $2.48 million of such loans secured by real estate.  The majority of the loans 90 days past due but still accruing interest are classified as substandard.  As noted below, substandard loans are a component of the allowance for loan losses.  When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is reviewed for impairment.  If the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off.  If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The following table presents information concerning nonperforming assets as of September 30, 2009 and December 31, 2008:

NONPERFORMING ASSETS

	September 30,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Nonaccrual loans
Commercial	$389	$219
Real estate-construction	118	370
Real estate-mortgage	4,723	337
Installment loans to individuals	79	119
Total nonaccrual loans	$5,309	$1,045
Loans past due 90 days or more and accruing interest
Commercial	$7	$66
Real estate-construction	264	375
Real estate-mortgage	2,215	2,744
Installment loans to individuals	239	335
Other	4	9
Total loans past due 90 days or more and accruing interest	$2,729	$3,529
Restructured loans (accrual)
Real estate-construction	$-	$6,594
Real estate-mortgage	689	-
Total restructured loans (accrual)	$689	$6,594
Other real estate owned
Real estate-construction	$5,820	$1,795
Real estate-mortgage	2,666	1,956
Total other real estate owned	$8,486	$3,751
Total nonperforming assets	$17,213	$14,919

Nonperforming assets as of September 30, 2009 were $2.29 million higher than at December 31, 2008.  As shown in the table above, the nonaccrual loan category increased by $4.26 million, the 90-day past due and still accruing interest category decreased by $800 thousand, the restructured loan category decreased by $5.91 million and the other real estate owned category increased by $4.74 million. The majority of the balance of nonaccrual loans is related to a few large credit relationships.  Of the $5.31 million of nonaccrual loans at September 30, 2009, $5.02 million or 94.54% was comprised of five credit relationships of $3.90 million, $467 thousand, $275 thousand, $200 thousand and $175 thousand. The increase in other real estate owned was primarily due to one lending relationship of $6.59 million in the real estate-construction portfolio that was classified as restructured loans as of December 31, 2008.  During the first quarter of 2009 this relationship was moved to nonaccrual status and in the second quarter of 2009, $1.40 million was charged off, and the remaining balance was moved to other real estate owned.

Management believes that the increase in nonperforming assets could continue to have a negative effect on the Company’s condition if current economic conditions do not improve. As was seen in the quarter ended September 30, 2009, the effect would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs. Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. Management will work with customers that are having difficulties meeting their loan payments. The last resort is foreclosure.

As reflected in the $2.29 million increase in nonperforming assets during the first nine months of 2009, the quality of the Company’s loan portfolio declined.  Due to this decline, management has increased the allowance for loan losses to $7.75 million as of September 30, 2009 as compared to a balance of $6.41 million as of December 31, 2008. As of September 30, 2009, the allowance for loan losses was 45.05% of nonperforming assets and 88.85% of nonperforming loans. The definition of nonperforming loans is nonperforming assets less other real estate owned. The allowance for loan losses was 1.22% of total loans on September 30, 2009 and 1.00% of total loans on December 31, 2008.

Allowance for Loan Losses
The allowance for loan losses is based on several components.  In evaluating the adequacy of the allowance, the loan portfolio is divided into several pools of loans:

1.	Doubtful–specific identification
2.	Substandard–specific identification
3.	Pool–substandard
4.	Pool–other assets especially mentioned (rated just above substandard)
5.	Pool–pass loans (all other rated loans)

Historical loss rates, adjusted for the current environment, are applied to the above five pools of loans, except for doubtful and substandard loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. The historical loss is based on the past four years. The historical loss component of the allowance amounted to $1.94 million as of September 30, 2009.

In addition, nonperforming loans are analyzed for impairment under U.S. GAAP and are allocated based on this analysis. Increases in nonperforming loans affect this portion of the adequacy review. Also, management increases its additional qualitative factor component of the allowance for loan losses due to economic factors affecting the loan portfolio.

The Company’s nonperforming loans fall in the doubtful pool with specific identification, the substandard pool with specific identification or the pool-substandard pool of loans. Therefore, changes in nonperforming loans affect the dollar amount of the allowance.  Unless the nonperforming loan is not impaired, increases in nonperforming loans are reflected as an increase in the allowance for loan losses.

The majority of the Company’s nonperforming loans are collateralized by real estate.  When reviewing loans for impairment or when the Company takes loan collateral due to loan default, it obtains current appraisals.  Any loan balance that is in excess of the appraised value is allocated in the allowance.  In the current real estate market, appraisers are having difficulty finding comparable sales, which is causing some appraisals to be very low and in some cases involving construction the properties cannot be completed for the amount at which they are being appraised.  As a result, the Company is being conservative in its valuation of collateral which results in higher than normal charged off loans and higher than normal increases to the Company’s allowance for loan losses.  As of September 30, 2009, the impaired loan component of the allowance amounted to $1.02 million and is reflected as a valuation allowance related to impaired loans in Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, concentrations, and legal and regulatory changes. Due to the decline in the overall economy in 2008 and 2009, and based on the expectation that nonperforming loans will likely increase in the future, management increased the component of the allowance for loan losses related to the economy in each of the loan portfolios.  In addition, management increased its additional qualitative factor component of the allowance related to concentrations. The qualitative component of the allowance amounted to $4.64 million as of September 30, 2009.

As a result of these changes and the overall increase in nonperforming assets, the Company added a $5.00 million provision to the allowance for loan losses in the first nine months of 2009.  Management is concerned about the changes in the nonperforming assets but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information.  The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Noninterest Income
For the third quarter of 2009, noninterest income decreased $361 thousand, or 10.71%, from the same period in 2008. This decrease was due to several factors. The majority of the difference, $230 thousand, is from a gain on disposal of premises and equipment in the third quarter of 2008 from the sale of a Bank building that was no longer needed. Income from fiduciary activities decreased $59 thousand when comparing the third quarter of 2009 to the third quarter of 2008. The fee structure of Trust is generally based upon the market value of accounts under administration.  Most of these accounts are invested in equities of publicly traded companies and debt obligations of both government agencies and publicly traded companies. As such, fluctuations in the equity and debt markets in general have had a direct impact upon the earnings of Trust.

The $129 thousand decrease in service charges on deposit accounts was attributed to lower income from non-sufficient funds and overdraft fees.

For the nine months ended September 30, 2009, noninterest income decreased $693 thousand, or 7.09% when compared to the nine months ended September 30, 2008.  Income from fiduciary activities decreased $186 thousand when comparing the nine months ended September 30, 2009 to the same period in 2008. Income from service charges on deposit accounts decreased $308 due to lower income from non-sufficient funds and overdraft fees.  In addition, other service charges, commissions and fees were lower in the third quarter of 2009 as compared to the same period in 2008, due to $110 thousand received in March 2008 in connection with the Visa initial public offering.  Other operating income for the nine months ended September 2009 was $101 thousand higher as compared to the nine months ended September 2008.  This increase is attributed to mortgage income from Old Point Mortgage, LLC, a joint venture in which the Bank has a 49% interest.

Noninterest Expense
For the third quarter of 2009, noninterest expense increased $513 thousand, or 7.40%, over the third quarter of 2008. Only $258 thousand of the increase was attributed to salaries and employee benefits even thought the Company had 12 more full time equivalent positions in the third quarter or 2009 than in the third quarter of 2008.  This category represented the largest portion of the increase in noninterest expense.

The second largest portion of the increase in noninterest expense was related to FDIC insurance costs.  In the third quarter of 2009, FDIC insurance expense was $226 thousand higher than the same period in 2008. In addition, the increase of $120 thousand in loan expenses when comparing the third quarter of 2009 to 2008 is due to foreclosed property expenses related to the other real estate owned that the Company is holding and legal fees related to loan customers.  The Company expects these costs to continue increasing and is reducing expenses in other areas to offset these increases.  Reductions in the areas of advertising, employee professional development and other expenses can be seen when comparing the third quarter 2009 to the third quarter 2008.

For the nine months ended September 30, 2009, noninterest expense increased $2.19 million, or 10.66%, over the nine months ended September 30, 2008.  $783 thousand of this increase was attributed to salaries and employee benefits.  As stated above, staff has been increased by 12 full time equivalent positions since September 30, 2008. Occupancy and equipment expense was $203 thousand higher during the nine months ended September 30, 2009 as compared to the same period in 2008. The majority of this increase in occupancy and equipment expense was due to increased operating costs related to the addition of a building to house operational staff and higher service contract costs for new software applications purchased to enhance the Company’s product offerings and increase productivity in the operational areas.  FDIC insurance expense accounts for $1.04 million or 47.71% of the total increase in noninterest expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. In addition, the Company expensed $58 thousand due to write-downs on sales of other real estate owned during the nine months ended September 30, 2009. As stated previously, this is due to the depressed real estate market.  Also, the increase of $322 thousand in loan expenses when comparing the nine months ended September 30, 2009 to 2008 is due to foreclosed property expenses related to the other real estate owned that the Company is holding.

In this economic downturn, management is keenly aware of the need to improve net income.  During the first quarter of 2009, management implemented several cost cutting measures that are expected to lower annual expenses by approximately $650 thousand.   These cost cutting measures are being implemented in the areas of advertising, employee professional development, stationery and supplies costs and other expenses. In each of these line items, the expense for the third quarter of 2009 and the nine months ended September 30, 2009 were less than the comparable periods of 2008.

Balance Sheet Review
At September 30, 2009, the Company had total assets of $871.75 million, an increase of 4.41% from $834.96 million at December 31, 2008.  Net loans as of September 30, 2009 were $627.37 million, a decrease of 0.58% from $631.05 million at December 31, 2008. The decrease in loans was partly due to one lending relationship of $6.59 million in the real estate-construction portfolio that was classified as restructured loans as of December 31, 2008. During the first quarter of 2009 this relationship was moved to nonaccrual status and in the second quarter of 2009, $1.40 million was charged off, and the remaining balance was moved to other real estate owned.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of September 30, 2009.

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

The following table details, as of September 30, 2009, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens

	Amount	Percent
Subprime	$27,466,646	21.4%
Non subprime	101,098,194	78.6%
	$128,564,840	100.0%

Total loans	$635,126,307
Percentage of Real-Estate Secured Subprime Loans to Total Loans		4.32%

In addition to the subprime loans secured by real estate discussed above, as of September 30, 2009, the Company had an additional $6.20 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate.  Together with the subprime loans secured by real estate, the Company’s total subprime loans as of September 30, 2009 was $33.67 million, amounting to 5.30% of the Company’s total loans at September 30, 2009.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first nine months of 2009 were $857.27 million compared to $830.89 million for the first nine months of 2008.  The growth in average assets in 2009 was due to the growth in average loans and average investment securities, which increased 2.32% and 14.35% respectively, as compared to the same period in 2008.

Total available-for-sale and held-to-maturity securities at September 30, 2009 were $131.40 million, an increase of 31.33% from $100.05 million at December 31, 2008.  Since loan demand has slowed this year, the Company has increased its security holdings. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At September 30, 2009, total deposits decreased by $20.91 million or 3.23% from $646.52 million at December 31, 2008.  Although total deposits decreased, the Company experienced strong growth in its repurchase agreements.  Repurchase agreements and other borrowings increased $63.05 million since December 31, 2008.  $53.07 million of this increase is in the term repurchase category. The Bank’s term repurchase agreements are fully collateralized by government agencies and customers are comfortable placing funds in excess of the FDIC insurance in this product.

Capital Resources
Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2).  Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill.  Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.  The following is a summary of the Company’s capital ratios at September 30, 2009.  As shown below, these ratios were all well above the regulatory minimum levels.

	2009
	Regulatory	September 30, 2009
	Minimums
Tier 1	4.00%	12.13%
Total Capital	8.00%	13.26%
Tier 1 Leverage	4.00%	9.62%

Third quarter-end book value per share was $16.80 in 2009 and $16.90 in 2008.  Cash dividends were $491 thousand or $0.10 per share in the third quarter of 2009 and $833 thousand or $0.17 per share for the third quarter of 2008. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large stable deposit base.  In addition, secondary sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB.  As of the end of the third quarter of 2009, the Company had $195.18 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks.  As of the end of the third quarter of 2009, the Company had $27.60 million available in federal funds to handle any short-term borrowing needs.

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

The Company purchased property for a future branch site in 2006.  This property was purchased outright, not financed.  The Company is in the process of building the branch and has signed a contract with a general contractor in the amount of $1.72 million, including change orders.  The Company is paying this contractor in installments by the percentage of the work completed and $1.41 million has been paid through September 30, 2009.  The Company intends to open the branch in November 2009.

As of September 30, 2009, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2008 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2009, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2008 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2009.  It should be noted, however, that non-maturing deposit liabilities totaling $297.87 million, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits.  In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position.  The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate.  The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data.  Using the decay rate, the model reveals that the Company is asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s earnings at September 30, 2009.  The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.97% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 0.75% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 1.28% increase in net interest income.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures.  Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

As of September 30, 2009, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2008 annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of the Company’s common stock during the quarter ended September 30, 2009.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2009.

Item 5.  Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

On September 15, 2009, Margaret P. Causby, Senior Vice President/Risk Management, passed away. As previously stated in the Company’s second quarter report on Form 10-Q, Mrs. Causby began long term disability earlier in 2009. Mrs. Causby had worked for the Company for forty years and she will be greatly missed.

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

OLD POINT FINANCIAL CORPORATION

November 6, 2009	/s/Robert F. Shuford
Robert F. Shuford
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 6, 2009	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/ Finance
(Principal Financial & Accounting Officer)