Form 10-K
period 2009-12-31
OLD POINT FINANCIAL CORP
filed 2010-03-12
CIK 740971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2009 was $57,536,427 based on the closing sales price on the NASDAQ Capital Market of $18.50.

There were 4,922,160 shares of common stock outstanding as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on April 27, 2010, are incorporated by reference in Part III of this report.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2009, the Bank had 21 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and business customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries which continue to conduct business in substantially the same manner.

As of December 31, 2009, the Company had assets of $921.4 million, loans of $635.2 million, deposits of $662.5 million, and stockholders’ equity of $81.6 million. At year-end, the Company and its subsidiaries had a total of 331 employees, 22 of whom were part-time.

MARKET AREA AND COMPETITION

The Company’s market area is located in Hampton Roads. According to the United States Census Bureau, Hampton Roads is the 34th most populous Metropolitan Statistical Area (MSA) in the United States. Situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor, the Hampton Roads MSA includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry.

The Hampton Roads MSA is the largest market between Washington, D.C. and Atlanta, Georgia, and the fourth largest MSA in the southeast. The region saw a 7.0% increase in population between 2000 and 2008 and was home to 1.7 million people. The Virginia Employment Commission projects the population in the Hampton Roads MSA to be nearly 1.82 million people by the year 2020.

The banking business in Virginia, and in the Company’s primary service area in Hampton Roads, is highly competitive, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Company.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Company competes by emphasizing customer service and technology, establishing long-term customer relationships and building customer loyalty, and providing products and services to address the specific needs of the Company’s customers. The Company targets individual and small-to-medium size business customers.

The Hampton Roads MSA is the third largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). The Company’s market area is serviced by 383 branches of banks and savings and loans and 53 credit unions. Because community banks typically rely on branch deposits to fund loans, competition for local deposits is fierce. This is particularly true now with the recent upheaval in the financial services industry. According to research conducted by Aite Group LLC, community banks are well positioned to reclaim ground lost to larger banks and are better positioning themselves for future success through opportunities that have arisen from the economic crisis. More than half of the community banks that were surveyed by Aite Group LLC have experienced growth in deposits as a result of new customer acquisition and existing customers maintaining higher balances than in the past.

In order to capitalize on these opportunities and come out of the crisis stronger, community banks must establish themselves to compete with larger banks in the long term. To accomplish this, the Company is focused on strengthening customer loyalty, establishing a strong, customer-focused brand and improving its cross-selling strategies across all lines of business. Because high levels of trust drive both referral behavior and future purchase intentions, and because loyalty experts agree it is more cost effective to retain customers than to acquire them, the Company is concentrating its efforts with its own customer base. Furthermore, recent ad campaigns have centered on building an emotional connection to the Company and reinforcing the Company’s brand essence, “Real. Friendly.”, in every interaction with every customer every day.

Currently, the Company is striving to build a stronger presence with business customers, where greater opportunities for fee-based revenues and cross-selling exist. In 2009, the Company expanded its treasury services offerings by adding a Corporate Banking group and expanding its product offerings to match those offered by larger institutions.

As of June 30, 2009, the Company holds eighth place with 3% market share of all Hampton Roads deposits. The Company’s total deposits for the entire Hampton Roads area grew by almost $13.0 million, or 2% between June 2008 and June 2009. In Hampton, the Company retains first place with 34% market share. In addition, deposit growth in other parts of the peninsula between June 2008 and June 2009 was good. Deposits in Newport News grew 13%, in Isle of Wight deposits grew 9% and in Williamsburg and James City County deposits grew 8%.

Overall deposit growth remains strong in some of the Company’s smaller markets as well. The Company opened its second Virginia Beach location in January of 2008 and this upward deposit trend continued with 16% deposit growth between June 30, 2008 and June 30, 2009.

The Company has seen some decline in deposits in some areas. Some of this decline can be attributed to the movement of government funds. However, with the opening of the Company’s Ghent branch in November of 2009, the Company expects its market share to increase in this area of the MSA.

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

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System. Generally, a bank holding company is required to obtain the approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5 percent of the voting shares of such bank. The approval of the Board of Governors is also required for the merger or consolidation of bank holding companies.

The Company is required to file periodic reports with the Federal Reserve Bank (FRB) and provide any additional information the FRB may require. The FRB also has the authority to examine the Company and its subsidiaries, as well as any arrangements between the Company and its subsidiaries, with the cost of any such examinations to be borne by the Company.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by Federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of a bank and its subsidiaries with its affiliates does not exceed 10 percent of the capital stock and surplus of the bank on a per affiliate basis or 20 percent of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Additionally, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

A bank holding company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company engaged in nonbanking activities. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the FRB has determined by regulation or order are so closely related to banking as to be a proper incident to banking. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that outweigh possible adverse effects.

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

Emergency Economic Stabilization Act of 2008. It is not clear at this time what impact initiatives of the United States Treasury and other bank regulatory agencies will have on the financial markets, the financial services industry, the Company, the Bank or Trust. Examples of such initiatives that have been announced include the Emergency Economic Stabilization Act of 2008 (the EESA), enacted October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (the ARRA), enacted February 17, 2009 which amended the EESA. Additional programs may be initiated by bank regulatory agencies in the future.

Capital Requirements. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings by the regulatory agencies and are counted as a percentage of their book value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Item 7 of this report on Form 10-K.

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). There are five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations to implement these provisions. Under these regulations, the categories are:

a. Well Capitalized — the institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a Risk-based Capital Ratio of 10 percent or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 6 percent or greater, (iii) having a Leverage Ratio of 5 percent or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

b. Adequately Capitalized — the institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a Risk-based Capital Ratio of 8 percent or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 4 percent or greater and (iii) having a Leverage Ratio of 4 percent or greater or a Leverage Ratio of 3 percent or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

c. Undercapitalized — the institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a Risk-based Capital Ratio of less than 8 percent or (ii) having a Tier 1 Risk-based Capital Ratio of less than 4 percent or (iii) having a Leverage Ratio of less than 4 percent, or if the institution is rated a composite 1 under the CAMELS rating system, a Leverage Ratio of less than 3 percent.

d. Significantly Undercapitalized — the institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a Risk-based Capital Ratio of less than 6 percent or (ii) having a Tier 1 Risk-based Capital Ratio of less than 3 percent or (iii) having a Leverage Ratio of less than 3 percent.

e. Critically Undercapitalized — the institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent.

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

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (the DIF) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.

Under the financial ratios method, each financial ratio and a weighted average of CAMELS component ratings is multiplied by a pricing multiplier. The weights applied to CAMELS components are as follows: 25 percent each for Capital and Management; 20 percent for Asset quality; and 10 percent each for Earnings, Liquidity, and Sensitivity to market risk. The CAMELS component weights and pricing multipliers are the same for all institutions subject to the financial ratios method.

Beginning April 1, 2009, the FDIC introduced a new financial ratio into the financial ratios method (the adjusted brokered deposit ratio). The adjusted brokered deposit ratio affects institutions whose brokered deposits are more than 10 percent of domestic deposits and whose total assets are more than 40 percent greater than they were four years previously. The adjusted brokered deposit ratio excludes certain reciprocal deposits for institutions in Risk Category I. Brokered deposits that consist of balances swept into an insured institution are included in the adjusted brokered deposit ratio for all institutions.

FDIRA also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Company’s one-time credit was $360 thousand, of which $135 thousand and $225 thousand were applied to offset assessments in 2008 and 2007, respectively. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35 percent of estimated insured deposits.

On February 27, 2009, the FDIC: (1) adopted a final rule modifying the risk-based assessment system and setting initial base assessments rates beginning April 1, 2009, at 12 to 45 basis points, and (2) due to extraordinary circumstances, extended the period of its Restoration Plan to replenish the DIF from five to seven years.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule to require insured deposit institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009.

The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. In 2009, the insurance coverage of $250,000 per depositor was extended until December 31, 2013. The legislation did not increase coverage for retirement accounts, which will continue to be $250,000.

On October 13, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (the TLGP) because of disruptions in the credit market, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the DIF to achieve its goals. The final rule implementing the TLGP was approved by the FDIC Board of Directors on November 21, 2008. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). The Company is participating in both of these programs and will be required to pay assessments associated with the TLGP as follows:

•

Under the Debt Guarantee Program, all newly-issued senior unsecured debt (as defined in the regulation) will be charged an annualized assessment of up to 100 basis points (depending on debt term) on the amount of debt issued, and calculated through the maturity date of that debt or June 30, 2012, whichever is earlier. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the Debt Guarantee Program. Under this emergency guarantee facility, certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility will be at least 300 basis points, which the FDIC reserves the right to increase on a case-by-case basis, depending upon the risks presented by the issuing entity. The Company has thus far issued no debt and has incurred no assessments under the Debt Guarantee Program

•

Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009. The Transaction Account Guarantee Program has been extended until June 30, 2010.

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

The GLBA has not had a material adverse impact on the Company’s operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry has experienced further consolidation. This consolidation has the result of increasing competition faced from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

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

Community Reinvestment Act. The Company is subject to the requirements of the Community Reinvestment Act (the CRA). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are currently evaluated as part of the examination process. These efforts also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

USA Patriot Act. The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and compliance costs, the USA Patriot Act has not materially affected the Company’s products, services or other business activities.

Reporting Terrorist Activities. The Office of Foreign Assets Control (OFAC), which is a division of the Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, the banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Company finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Company has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Company actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Company performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Consumer Laws and Regulations. The Company is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Company must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Item 1A.	Risk Factors

U.S. and international credit markets and economic conditions could adversely affect liquidity and financial condition. Global market and economic conditions appear to be improving but could continue to be disrupted and volatile. Although the Company remains well capitalized and has not suffered any liquidity issues, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in the U.S. and international markets and economy may adversely affect the Company’s liquidity, financial condition and profitability.

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company’s profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company’s control, including competition; federal economic, monetary and fiscal policies; and economic conditions. Changes in interest rates affect operating performance and financial condition. The Company tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s net interest margin and, in turn, its profitability. At December 31, 2009, based on scheduled maturities only, the Company’s balance sheet was liability sensitive at the one year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment.

In addition, any substantial and prolonged increase in market interest rates could reduce the Company’s customers’ desire to borrow money or adversely affect their ability to repay their outstanding loans by increasing their credit costs. Interest rate changes could also affect the fair value of the Company’s financial assets and liabilities. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest margin, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

The Company’s substantial dependence on dividends from its subsidiaries may prevent it from paying dividends to its stockholders and adversely affect its business, results of operations or financial condition. The Company is a separate legal entity from its subsidiaries and does not have significant operations or revenues of its own. The Company substantially depends on dividends from its subsidiaries to pay dividends to stockholders and to pay its operating expenses. The availability of dividends from the subsidiaries is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the Comptroller could assert that payment of dividends by the subsidiaries is an unsafe or unsound practice. In the event the subsidiaries are unable to pay dividends to the Company, the Company may not be able to pay dividends on the Company’s common stock, service debt or pay operating expenses. Consequently, the inability to receive dividends from the subsidiaries could adversely affect the Company’s financial condition, results of operations, cash flows and prospects and limit stockholders’ return, if any, to capital appreciation.

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

A decline in real estate values could cause a significant portion of the Company’s loan portfolio to be under-collateralized and adversely impact the Company’s operating results and financial condition. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company’s loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, the Company may not be able to realize the amount of collateral that it anticipated at the time of originating the loan. The market value of real estate has declined, leaving the Company with certain loans that are under-collateralized. Some of these loans have become troubled and have been foreclosed upon, and the Company was unable to realize the expected value of the collateral. Due to these events, the Company has increased its loan loss provision and established a valuation reserve for foreclosed assets. In addition, the Company has experienced losses when selling foreclosed property. These three factors have had an adverse affect on operating results.

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

The Company may be adversely affected by changes in government monetary policy. As a bank holding company, the Company’s business is affected by the monetary policies established by the Board of Governors of the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the FRB may utilize techniques such as the following:

•	Engaging in open market transactions in U.S. Government securities;

•	Setting the discount rate on member bank borrowings; and

•	Determining reserve requirements.

These techniques may have an adverse effect on deposit levels, net interest margin, loan demand or the Company’s business and operations.

The allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could, and has in 2009, materially and adversely affected the Company’s operating results. The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolutions, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, that may be beyond the Company’s control and these future losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While management believes that the Company’s allowance is adequate to cover current losses, the Company cannot assure investors that it will not need to increase the allowance or that regulators will not require the allowance to be increased. Either of these occurrences could materially and adversely affect earnings and profitability.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them. The Company is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of operations. Regulations adopted by these agencies, which are generally intended to protect depositors and customers rather than to benefit stockholders, govern a comprehensive range of matters including, without limitation, ownership and control of the Company’s shares, acquisition of other companies and businesses, permissible activities that the Company and its subsidiaries may engage in, maintenance of adequate capital levels and other aspects of operations. These regulations could limit the Company’s growth by restricting certain of its activities. The laws, rules and regulations applicable to the Company are subject to regular modification and change. Regulatory changes could subject the Company to more demanding regulatory compliance requirements which could affect the Company in unpredictable and adverse ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Legislation and regulatory initiative containing wide-ranging proposals for altering the structure, regulation and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or what form of proposed statute or regulation will be adopted or the extent to which such adoption may affect its business.

The Company’s future success depends on its ability to compete effectively in the highly competitive financial services industry. The Company faces substantial competition in all phases of its operations from a variety of different competitors. Growth and success depends on the Company’s ability to compete effectively in this highly competitive financial services environment. Many competitors offer products and services that are not offered by the Company, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively and may have larger lending limits that would allow them to serve the credit needs of larger customers. Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured national banks. As a result, these non-bank competitors have certain advantages over the Company in accessing funding and in providing various services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Failure to compete effectively to attract new and retain current customers in the Company’s markets could cause it to lose market share, slow its growth rate and may have an adverse effect on its financial condition and results of operations.

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

As of December 31, 2009, the Company owns the main office located in Hampton, Virginia, five office buildings and 16 branches. All of these are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Company under an agreement expiring in October 2011. Two of the remaining three branches are leased from unrelated parties. The Crown Center branch is leased from Crown Center Associates, LLC, which is indirectly owned by Michael Glasser, a member of the Company’s Board of Directors. The three branch leases have renewal options that expire anywhere from five to eleven years.

For more information concerning the commitments under current leasing agreements, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Item 3.	Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4.	[Reserved]

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years
Robert F. Shuford, Sr. (72) Chairman, President & Chief Executive Officer Old Point Financial Corporation	1965	Banker

Louis G. Morris (55) Executive Vice President/OPNB Old Point Financial Corporation	1988	Banker

Laurie D. Grabow (52) Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	1999	Banker

Eugene M. Jordan, II (55) Executive Vice President/Trust Old Point Financial Corporation	2003	Banker

Robert F. Shuford, Jr. (45) Senior Vice President/Operations Old Point Financial Corporation	2003	Banker

Melissa L. Burroughs (45) Senior Vice President/Lending & Business Development Old Point Financial Corporation	2007	Banker

Joseph R. Witt (49) Senior Vice President/Corporate Banking Old Point Financial Corporation	2008	Treasurer

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol “OPOF”. The approximate number of stockholders of record as of February 26, 2010 was 1,259. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $14.39. The range of high and low prices and dividends paid per share of the Company’s common stock for each quarter during 2009 and 2008 is presented in Item 7 of this report on Form 10-K under “Capital Resources” and is incorporated herein by reference. Additional information related to stockholder matters can be found in Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

On January 6, 2009, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company’s common stock during 2009. On January 12, 2010, the Company replaced the 2009 plan with a similar plan. There is currently no stated expiration date for this program.

Five Year Stock Performance. The line graph below compares the Company’s stockholder return with the return of the NASDAQ Bank Index and the Russell 2000 Index.

This performance graph was created by comparing the percentage change in stock prices for the Company and the indices on a year to year basis, factoring in dividend payments, and looking only at the closing price of the stock as of December 31 of each year surveyed. This graph may be affected by unusually high or low prices at December 31, 2004 or by temporary swings in stock price at December 31 of any given year. Accordingly, this is not necessarily the best measure of the Company’s performance.

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

Item 6.	Selected Financial Data

The following table summarizes the Company’s performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2009	2008	2007	2006	2005
	(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$41,682	$46,501	$49,021	$44,885	$36,487
Interest expense	14,323	19,006	23,349	20,276	12,321

Net interest income	27,359	27,495	25,672	24,609	24,166
Provision for loan losses	6,875	2,400	1,000	1,200	1,050

Net interest income after provision for loan losses	20,484	25,095	24,672	23,409	23,116
Net gains (losses) on available-for-sale securities	290	(47)	3	9	10
Noninterest income	12,324	12,769	12,483	11,397	10,355
Noninterest expenses	31,205	28,376	26,023	25,181	23,585

Income before income taxes	1,893	9,441	11,135	9,634	9,896
Income tax expense	211	2,651	3,166	2,610	2,628

Net income	$1,682	$6,790	$7,969	$7,024	$7,268

FINANCIAL CONDITION

Total assets	$921,422	$834,965	$822,557	$847,521	$739,993
Total deposits	662,502	646,524	596,165	588,414	536,744
Total loans	635,242	637,452	597,144	583,593	494,697
Stockholders’ equity	81,608	82,898	79,707	74,665	71,056
Average assets	868,082	832,533	824,727	794,367	706,076
Average equity	82,772	82,195	77,479	72,540	70,472

PERTINENT RATIOS

Return on average assets	0.19%	0.82%	0.97%	0.88%	1.03%
Return on average equity	2.03%	8.26%	10.29%	9.68%	10.31%
Dividends paid as a percent of net income	137.16%	47.66%	37.78%	39.76%	36.47%
Average equity as a percent of average assets	9.54%	9.87%	9.39%	9.13%	9.98%

PER SHARE DATA ***

Basic earnings per share	$0.34	$1.39	$1.61	$1.41	$1.45
Diluted earnings per share	0.34	1.38	1.59	1.39	1.42
Cash dividends declared	0.47	0.66	0.61	0.56	0.53
Book value	16.60	16.90	16.24	14.96	14.16

GROWTH RATES

Year-end assets	10.35%	1.51%	-2.95%	14.53%	7.83%
Year-end deposits	2.47%	8.45%	1.32%	9.63%	4.80%
Year-end loans	-0.35%	6.75%	2.32%	17.97%	14.18%
Year-end equity	-1.56%	4.00%	6.75%	5.08%	2.77%
Average assets	4.27%	0.95%	3.82%	12.50%	5.41%
Average equity	0.70%	6.09%	6.81%	2.93%	6.04%
Net income	-75.23%	-14.79%	13.45%	-3.36%	-15.29%
Cash dividends declared	-28.79%	8.20%	8.93%	6.06%	6.45%
Book value	-1.78%	4.06%	8.56%	5.65%	2.73%

***	Per share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating the financial condition, changes in financial condition and the results of operations of the Company, consisting of the parent company (the Parent) and its wholly-owned subsidiaries, the Bank and Trust. This discussion should be read in conjunction with the consolidated financial statements and other financial information contained elsewhere in this report.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, FDIC premiums and/or assessments, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. Monetary and fiscal policies of the U.S. Government could also adversely affect the Company; such policies include the impact of any regulations or programs implemented pursuant to the EESA, the ARRA and other policies of the Comptroller, U.S. Treasury and the Federal Reserve Board.

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

On May 22, 2009, the FDIC approved a final rule to impose a special assessment of 5 basis points on each bank’s total assets minus Tier 1 capital in order to replenish the DIF. The special assessments, plus higher quarterly assessments have impacted and will continue to impact the Company’s performance by directly increasing expenses. In addition, in November of 2009, the FDIC issued a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessment for these periods was collected on December 30, 2009.

It is not clear what other impacts the EESA, the ARRA or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

Executive Overview

Description of Operations

Headquartered in Hampton, Virginia, the Company is the parent company of Trust and the Bank. Trust is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and business customers. The Bank is an independent community bank. In November of 2009, the Bank opened the Ghent office in Norfolk. With this opening, the Bank has 21 branches throughout the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County.

Primary Financial Data for 2009

The Company earned $1.7 million in 2009, a 75.23% decrease in net income from 2008. Net interest income for 2009 decreased by $136 thousand as compared to net interest income for 2008. Due to the economy, the decline in real estate values and trends in nonaccruals and past due loans, the Company increased its provision for loan losses to $6.9 million in 2009 as compared to $2.4 million in 2008. Noninterest income for 2009 declined slightly as compared to noninterest income for 2008 and noninterest expense was $2.8 million higher in 2009 as compared to 2008.

Significant Factors Affecting Earnings in 2009

Major factors in the decrease in 2009 income as compared to 2008 were an increase in the provision for loan losses of $4.5 million, an increase in FDIC insurance costs of $1.5 million, an increase of $418 thousand in loan expenses, and an increase of $252 thousand in loss on write-down or sale of foreclosed assets. The increase in loan expenses was due to an additional $444 thousand in expenses related to foreclosed assets and legal fees related to loans.

On September 10, 2007, the Company entered into a joint venture agreement with Tidewater Mortgage Services, Inc. to provide mortgage origination services. Under the terms of the agreement, the joint venture is called Old Point Mortgage, LLC and is headquartered in Hampton. The Company owns 49% of Old Point Mortgage, LLC. Tidewater Mortgage Services, Inc. owns 51% of Old Point Mortgage, LLC and is the managing member. Earnings from this joint venture in 2009 were $172 thousand more than earnings in 2008.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting which require: (i) that losses be accrued when they are probable of occurring and estimable, (ii) that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance and (iii) that adequate documentation exist to support the allowance for loan losses estimate.

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. Management’s estimate is based on certain observable, historical data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external Company regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

Authoritative accounting literature requires that the impairment of loans that have been separately identified for evaluation be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. Authoritative accounting literature, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

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

Earnings Summary

Net income was $1.7 million, or $0.34 diluted earnings per share in 2009 compared to $6.8 million, or $1.38 diluted earnings per share in 2008 and $8.0 million, or $1.59 diluted earnings per share in 2007. During 2009, the Company increased its loan loss provision to $6.9 million as compared to $2.4 million and $1.0 million in 2008 and 2007 respectively. The increase to the loan loss provision was made to ensure that the Company has adequately provided for loan losses caused by the downturn in the economy and a decline in real estate values. In addition, the cost of FDIC insurance increased by $1.5 million over 2008 and $1.6 million when compared to 2007.

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax-equivalent basis, was $27.7 million in 2009, down $341 thousand from 2008 and up $1.3 million from 2007. The net interest margin was 3.44% in 2009 as compared to 3.61% in 2008 and 3.42% in 2007.

When comparing 2009 to 2008, the following changes were noted. Tax equivalent interest income decreased $5.0 million, or 10.68%. Average earning assets grew $29.6 million, or 3.82%. Total average loans increased $10.7 million, or 1.72%, while average investment securities increased $24.2 million, or 23.05%. The yield on earning assets decreased by 85 basis points due to decreasing yields in both the investment and loan portfolios.

Interest expense decreased $4.7 million, or 24.64% in 2009 as compared to 2008, while average interest-bearing liabilities increased $27.7 million, or 4.31%. The cost of interest-bearing liabilities decreased 82 basis points due to lower interest rates.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2009			2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(in thousands)
ASSETS

Loans	$633,614	$38,168	6.02%	$622,883	$40,941	6.57%	$587,645	$41,964	7.14%
Investment securities:
Taxable	118,122	2,566	2.17%	85,712	3,376	3.94%	129,266	4,470	3.46%
Tax-exempt	11,319	815	7.20%	19,481	1,402	7.20%	26,914	1,890	7.02%

Total investment securities	129,441	3,381	2.61%	105,193	4,778	4.54%	156,180	6,360	4.07%
Federal funds sold	25,310	54	0.21%	17,653	387	2.19%	20,255	994	4.91%
Other investments	16,947	421	2.48%	29,975	942	3.14%	7,671	423	5.51%

Total earning assets	805,312	42,024	5.22%	775,704	47,048	6.07%	771,751	49,741	6.45%
Reserve for loan losses	(7,232)			(5,269)			(5,092)

	798,080			770,435			766,659

Cash and due from banks	11,405			12,715			13,531
Bank premises and equipment, net	35,246			29,331			26,686
Other assets	23,351			20,052			17,851

Total assets	$868,082			$832,533			$824,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$9,812	$7	0.07%	$10,271	$14	0.14%	$10,658	$27	0.25%
Money market deposit accounts	136,651	301	0.22%	139,109	977	0.70%	149,518	2,279	1.52%
Savings accounts	41,132	53	0.13%	37,832	103	0.27%	38,698	196	0.51%
Time deposits, $100,000 or more	183,160	3,743	2.04%	122,666	4,766	3.89%	111,650	5,481	4.91%
Other time deposits	153,137	6,208	4.05%	203,208	8,242	4.06%	187,198	8,468	4.52%

Total time and savings deposits	523,892	10,312	1.97%	513,086	14,102	2.75%	497,722	16,451	3.31%
Federal funds purchased, repurchase agreements and other borrowings	79,113	566	0.72%	50,749	877	1.73%	51,882	1,970	3.80%
Federal Home Loan Bank advances	66,528	3,445	5.18%	78,038	4,027	5.16%	98,085	4,928	5.02%

Total interest-bearing liabilities	669,533	14,323	2.14%	641,873	19,006	2.96%	647,689	23,349	3.60%

Demand deposits	112,826			104,954			96,475
Other liabilities	2,951			3,511			3,084

Total liabilities	785,310			750,338			747,248
Stockholders’ equity	82,772			82,195			77,479

Total liabilities and stockholders’ equity	$868,082			$832,533			$824,727

Net interest margin		$27,701	3.44%		$28,042	3.61%		$26,392	3.42%

*	Computed on a fully taxable equivalent basis using a 34% rate.

The following table summarizes changes in net interest income attributable to changes in the volume of interest- bearing assets and liabilities and changes in interest rates.

TABLE II

VOLUME AND RATE ANALYSIS*

(in thousands)

	2009 vs. 2008 Increase (Decrease) Due to Changes in:			2008 vs. 2007 Increase (Decrease) Due to Changes in:			2007 vs. 2006 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$705	$(3,478)	$(2,773)	$2,517	$(3,540)	$(1,023)	$3,075	$1,369	$4,444
Investment Securities:
Taxable	1,277	(2,087)	(810)	(1,506)	412	(1,094)	(779)	131	(648)
Tax-exempt	(587)	—	(587)	(522)	34	(488)	(295)	(4)	(299)

Total investment securities	690	(2,087)	(1,397)	(2,028)	446	(1,582)	(1,074)	127	(947)

Federal funds sold	168	(501)	(333)	(128)	(479)	(607)	561	(34)	527
Other investments	(409)	(112)	(521)	1,230	(711)	519	2	6	8

Total earning assets	1,154	(6,178)	(5,024)	1,591	(4,284)	(2,693)	2,564	1,468	4,032

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts	(1)	(6)	(7)	(1)	(12)	(13)	4	(1)	3
Money market deposit accounts	(17)	(659)	(676)	(159)	(1,143)	(1,302)	(20)	236	216
Savings accounts	9	(59)	(50)	(4)	(89)	(93)	(10)	3	(7)
Time deposits, $100,000 or more	2,350	(3,373)	(1,023)	441	(1,156)	(715)	208	1,202	1,410
Other time deposits	(2,031)	(3)	(2,034)	624	(850)	(226)	1,326	210	1,536

Total time and savings deposits	310	(4,100)	(3,790)	901	(3,250)	(2,349)	1,508	1,650	3,158
Federal funds purchased, repurchase agreements and other borrowings	490	(801)	(311)	(43)	(1,050)	(1,093)	27	30	57
Federal Home Loan Bank advances	(594)	12	(582)	(1,007)	106	(901)	(351)	209	(142)

Total interest-bearing liabilities	206	(4,889)	(4,683)	(149)	(4,194)	(4,343)	1,184	1,889	3,073

Change in net interest income	$948	$(1,289)	$(341)	$1,740	$(90)	$1,650	$1,380	$(421)	$959

*	Computed on a fully tax-equivalent basis using a 34% rate.

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

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors. The Company uses computer simulations to measure the effect of various interest rate scenarios on net interest income. This modeling reflects interest rate changes and the related impact on net interest income and net income over specified time horizons.

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2009. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2009 non-maturing deposit liabilities totaled $205.6 million, or 37.33%, of total interest-bearing liabilities. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s earnings. The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 1.61% annual decrease in net interest income. The rate shock model reveals that a 100 basis point rise in rates would cause an approximate 2.28% annual increase in net interest income and that a 200 basis point rise in rates would cause an approximate 3.18% annual increase in net interest income.

TABLE III

INTEREST SENSITIVITY ANALYSIS

As of December 31, 2009 (in thousands)	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Uses of funds
Federal funds sold	$34,412	$—	$—	$—	$34,412
Taxable investments	11,713	64,307	90,730	859	167,609
Tax-exempt investments	176	2,274	4,578	1,350	8,378

Total investments	46,301	66,581	95,308	2,209	210,399
Loans
Commercial	16,499	13,985	25,598	6,337	62,419
Consumer	1,986	1,761	21,157	8,467	33,371
Real estate	70,613	43,447	309,583	113,249	536,892
Other	—	—	—	2,560	2,560

Total loans	89,098	59,193	356,338	130,613	635,242

Total earning assets	$135,399	$125,774	$451,646	$132,822	$845,641

Sources of funds
Interest-bearing transaction accounts	$15,770	$—	$—	$—	$15,770
Money market deposit accounts	147,535	—	—	—	147,535
Savings accounts	42,343	—	—	—	42,343
Time deposits $100,000 or more	43,698	56,378	36,254	—	136,330
Other time deposits	47,863	94,719	66,305	—	208,887
Federal funds purchased and other borrowings	1,019		—	—	1,019
Overnight Repos	49,560	—	—	—	49,560
Term Repos	42,600	17,259	—	—	59,859
FHLB advances	65,000	—	—	—	65,000

Total interest bearing liabilities	$455,388	$168,356	$102,559	$—	$726,303

Rate sensitivity GAP	$(319,989)	$(42,582)	$349,087	$132,822	$119,338

Cumulative GAP	$(319,989)	$(362,571)	$(13,484)	$119,338

Provision for Loan Losses

The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio.

The provision for loan losses was $6.9 million in 2009 as compared to $2.4 million in 2008 and $1.0 million in 2007. Loans that were charged off during 2009 totaled $6.4 million compared to $1.6 million in 2008 and $1.0 million in 2007. Recoveries amounted to $937 thousand in 2009, $463 thousand in 2008 and $381 thousand in 2007. The Company’s net loans charged off to year-end loans were 0.85% in 2009, 0.18% in 2008 and 0.11% in 2007. The allowance for loan losses, as a percentage of year-end loans, was 1.24% in 2009, 1.00% in 2008 and 0.86% in 2007. Net loan charge-offs have increased due to the economic downturn as borrowers struggle to make their payments. Management believes this will more than likely continue until the economy is well into recovery.

Management contributed $6.9 million to the provision for loan losses, or $1.5 million more than net charge-offs during the year ended December 31, 2009. This additional expense was based on management’s estimate of credit losses that may be sustained in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision. Management believes that large contributions to the provision for loan losses will continue if current economic conditions do not improve.

Noninterest Income

Noninterest income decreased $108 thousand, or 0.85% in 2009 from 2008 compared to an increase of $236 thousand, or 1.89%, in 2008 from 2007. The decrease of $108 thousand is due to several factors. Income from fiduciary activities decreased $122 thousand. The fee structure of Trust is generally based upon the market value of accounts under administration. Most of theses accounts are invested in equities of publicly traded companies and debt obligations of both government agencies and publicly traded companies. As such, fluctuations in the equity and debt market in general have had a direct impact upon the earnings of Trust.

When comparing 2009 to 2008 income, the majority of the difference ($230 thousand) in the category gain (loss) on disposal of premises and equipment is from a gain on the sale of a Company building in the third quarter of 2008. The $421 thousand reduction between 2009 and 2008 in service charges on deposit accounts is due to lower income from non-sufficient funds and overdraft fees. $212 thousand of the increase in income in 2009 from bank owned life insurance is due to proceeds from death benefits on an insured officer. In addition, other operating income for the year ended December 2009 was $172 thousand higher as compared to the year ended December 2008, due to increased mortgage income from Old Point Mortgage, LLC.

Noninterest Expenses

Noninterest expenses increased by $2.8 million, or 9.97%, in 2009 over 2008 after increasing $2.4 million, or 9.04%, in 2008 over 2007. $740 thousand of the increase in 2009 was attributed to salaries and employee benefits. The salaries and employee benefits category increased 4.34% due to the hiring of additional sales staff in late 2008 and annual reviews. The Company is mindful of the need to improve income. Additions to staff in the near term will be in areas that create a positive return to the bottom line. The largest portion of the $2.8 million increase in noninterest expense was due to FDIC insurance costs. For the year ended December 2009, FDIC insurance expense was $1.5 million, or 853.22%, higher than the same period in 2008. There is significant uncertainty involved in estimating FDIC insurance expense for future years. However, with the continued closing of failed banks, it is unlikely that FDIC insurance premiums will decrease in the near future.

Other increases in noninterest expense were seen in the occupancy and equipment, loan expenses, and loss on foreclosed assets categories. Occupancy and equipment expense was $225 thousand higher in 2009 as compared to 2008. The majority of the increase in occupancy and equipment expense was due to increased operating costs related to the addition of a building to house operational staff. For the year ended December 2009 loan expenses were $418 thousand higher than 2008. The increase in the loan expenses category is due to expenses related to foreclosed assets that the Company is holding. The Company experienced a $252 thousand greater loss on write-down of foreclosed assets in 2009 as compared to 2008. This increase was due to the depressed real estate market. Elevated write-downs or losses on sale of foreclosed assets could continue until the real estate market improves.

In this economic downturn, management is keenly aware of the need to improve net income. During the first quarter of 2009, management implemented several cost cutting measures. These cost cutting measures can be seen in the lower expense in 2009 as compared to 2008 in the noninterest expense categories of advertising, employee professional development and stationery, supplies and printing.

Balance Sheet Review

At December 31, 2009, the Company had total assets of $921.4 million, an increase of 10.35% from $835.0 million at December 31, 2008. Net loans as of December 31, 2009 were $627.4 million, a decrease of 0.58% from $631.0 million at December 31, 2008. The decrease in loans was partly due to one lending relationship of $6.6 million in the real estate-construction portfolio that was classified as a restructured loan as of December 31, 2008. During the first quarter of 2009, this relationship was moved to nonaccrual status and in the second quarter of 2009, $1.4 million was charged off, and the remaining balance was moved to foreclosed assets. In addition to this relationship the Company experienced lower-than-usual loan demand in 2009.

The Company’s holdings of Alternative A-paper, or “Alt-A”, type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of December 31, 2009.

The Company does not have a formal program for subprime lending. The Company is, however, required by law to comply with the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income borrowers. In order to comply with the CRA and meet the credit needs of its local communities, the Company finds it necessary to make certain loans with subprime characteristics.

For the purposes of this discussion, a “subprime loan” is defined as a loan to a borrower having a credit score of 660 or below. The majority of the Company’s subprime loans are to customers in the Company’s local market area.

The following table details, as of December 31, 2009, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,

1 - 4 Family Open-End and 1 - 4 Family Junior Liens

(in thousands)

	Amount	Percent
Subprime	$27,231	21.10%
Non subprime	101,826	78.90%

	$129,057	100.00%

Total loans	$635,242
Percentage of Real-Estate Secured Subprime Loans to Total Loans		4.29%

In addition to the subprime loans secured by real estate discussed above, as of December 31, 2009, the Company had an additional $5.8 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company’s total subprime loans as of December 31, 2009 was $33.1 million, amounting to 5.20% of the Company’s total loans at December 31, 2009.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Total available-for-sale and held-to-maturity securities at December 31, 2009 were $176.0 million, an increase of 75.89% from $100.1 million on December 31, 2008. Due to the lack of loan demand, the Company invested its excess funds in securities. The Company intends to continue investing excess funds in securities until loan demand increases. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At December 31, 2009, total deposits increased to $662.5 million, an increase of 2.47% from $646.5 million on December 31, 2008. In addition to the increase of deposits, the Company experienced strong growth in its repurchase agreements. Overnight and term repurchase agreements grew by $76.6 million. Repurchase agreements are arrangements used by the Company’s commercial customers as a cash management tool.

Investment Portfolio

The following table sets forth a summary of the investment portfolio:

TABLE IV

INVESTMENT PORTFOLIO

As of December 31,	2009	2008	2007
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$400	$400	$988
Obligations of U.S. Government agencies	161,540	78,112	95,711
Obligations of state and political subdivisions	8,825	15,115	25,341
Mortgage-backed securities	1,304	2,453	—
Money market investments	1,706	908	1,604
Other marketable equity securities	—	—	9

	$173,775	$96,988	$123,653

Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$1,800	$2,600	$2,300
Obligations of state and political subdivisions	412	467	604

	$2,212	$3,067	$2,904

Restricted securities:
Federal Home Loan Bank stock	$4,646	$4,622	$5,115
Federal Reserve Bank stock	169	169	169

	$4,815	$4,791	$5,284

Total	$180,802	$104,846	$131,841

The following table summarizes the contractual maturity of the investment portfolio and their weighted average yields as of December 31, 2009:

	1 year or less	1-5 years	5-10 years	Over 10 years	Total
	(in thousands)
U.S. Treasury securities	$400	$—	$—	$—	$400
Weighted average yield	0.17%	—	—	—	0.17%

Obligations of U.S. Government agencies	$73,264	$90,076	$—	$—	$163,340
Weighted average yield	1.65%	1.95%	—	—	1.81%

Obligations of state and political subdivisions	$2,450	$4,578	$1,350	$859	$9,237
Weighted average yield	4.66%	4.58%	4.53%	6.37%	4.76%

Mortgage-backed securities	$650	$654	$—	$—	$1,304
Weighted average yield	3.53%	3.85%	—	—	3.69%

Money market investments	$1,706	$—	$—	$—	$1,706
Weighted average yield	0.12%	—	—	—	0.12%

Federal Home Loan Bank stock - restricted	$—	$—	$—	$4,646	$4,646
Weighted average yield	—	—	—	0.19%	0.19%

Federal Reserve Bank stock - restricted	$—	$—	$—	$169	$169
Weighted average yield	—	—	—	6.00%	6.00%

Total securities	$78,470	$95,308	$1,350	$5,674	$180,802
Weighted average yield	1.72%	2.09%	4.53%	1.29%	1.92%

Yields are calculated on a fully tax-equivalent basis using a 34% rate.

Loan Portfolio

The following table shows a breakdown of total loans by type at December 31 for years 2005 through 2009:

TABLE V

LOAN PORTFOLIO

As of December 31,	2009	2008	2007	2006	2005
	(in thousands)
Commercial	$60,353	$70,353	$66,408	$62,585	$57,915
Real estate-construction	30,696	60,604	56,007	81,227	36,517
Real estate-mortgage	506,196	460,235	415,492	367,808	325,677
Installment loans to individuals	33,371	40,789	51,912	63,670	66,903
Other	4,626	5,471	7,325	8,303	7,685

Total	$635,242	$637,452	$597,144	$583,593	$494,697

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

The maturity distribution and rate sensitivity of certain categories of the Company’s loan portfolio at December 31, 2009 is presented below:

TABLE VI

MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2009	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial	$28,760	$25,255	$6,338	$60,353
Real estate - construction	20,165	10,531	—	30,696

Total	$48,925	$35,786	$6,338	$91,049

Loans due after 1 year with:
Fixed interest rate	$—	$34,319	$6,338	$40,657
Variable interest rate	—	1,467	—	1,467

Total	$—	$35,786	$6,338	$42,124

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans, and foreclosed assets. Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties. As of December 31, 2009, the Company had no restructured loans. The foreclosed assets category is real estate from foreclosures of loan collateral.

As of December 31, 2009, nonperforming assets totaled $12.9 million, down $2.0 million from $14.9 million at year-end 2008. The December 2009 total consisted of $7.6 million of foreclosed assets, $389 thousand in loans still accruing interest but past due 90 days or more, and $4.9 million in nonaccrual loans. The $7.6 million of foreclosed assets consisted of the following:

Foreclosed Assets

(in thousands)

Construction, land development, and other land	$5,149
1-4 family residential properties	544
Nonfarm nonresidential properties	1,930

Total	$7,623

$4.9 million of the Company’s nonperforming loans consist of nonaccrual loans, with $4.6 million of the loans secured by real estate. The majority of the nonaccrual loans are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is reviewed for impairment. If the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

Impaired loans decreased to $1.1 million from $12.9 million as of December 31, 2008 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K. The majority of these loans are collateralized.

The following table presents information concerning the aggregate amount of nonaccrual, past due loans and troubled debt restructured as of December 31 for the years 2005 through 2009:

TABLE VII

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

As of December 31,	2009	2008	2007	2006	2005
	(in thousands)
Nonaccrual loans
Commercial	$255	$219	$62	$69	$205
Real estate-construction	524	370	—	—	—
Real estate-mortgage	4,109	337	22	389	103
Installment loans to individuals	29	119	—	—	—

Total nonaccrual loans	$4,917	$1,045	$84	$458	$308

Loans past due 90 days or more and accruing interest
Commercial	$40	$66	$15	$86	$81
Real estate-construction	—	375	—	—
Real estate-mortgage	228	2,744	297	253	247
Installment loans to individuals	117	335	308	486	537
Other	4	9	3	1	70

Total loans past due 90 days or more and accruing interest	$389	$3,529	$623	$826	$935

Restructured loans
Real estate-construction	$—	$6,594	$—	$—	$—
Real estate-mortgage	—	—	1,321	—	—

Total restructued loans	$—	$6,594	$1,321	$—	$—

Interest income that would have been recorded under original loan terms	$442	$244	$79	$38	$66

Interest income recorded for the period	$440	$185	$105	$24	$35

As shown in the table above, the nonaccrual loan category increased by $3.9 million and the 90-day past due and still accruing interest category decreased by $3.1 million. The majority of the balance of nonaccrual loans is related to a few large credit relationships. Of the $4.9 million of nonaccrual loans at December 31, 2009, $4.2 million or 85.71% was comprised of five credit relationships of $2.2 million, $689 thousand, $523 thousand, $467 thousand and $362 thousand. The reduction in restructured loans was due to one lending relationship of $6.6 million in the real estate-construction portfolio that was classified as restructured debt as of December 31, 2008. During the first quarter of 2009 this relationship was moved to nonaccrual status and in the second quarter of 2009, $1.4 million was charged off, and the remaining balance was moved to foreclosed assets.

Management believes that the amount of nonperforming assets could continue to have a negative effect on the Company’s condition if current economic conditions do not improve. As was seen in the 2009 financial results, the effect would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs. Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. Management will work with customers that are having difficulties meeting their loan payments. The last resort is foreclosure.

As reflected in the $2.0 million decrease during the year ended December 2009 as compared to the year ended December 2008, the quality of the Company’s nonperforming assets has improved slightly. However, due to the current state of the economy, management has increased the allowance for loan losses to $7.9 million as of December 31, 2009 as compared to a balance of $6.4 million as of December 31, 2008.

The Allowance for Loan Losses

The allowance for loan losses is based on several components. In evaluating the adequacy of the allowance, the loan portfolio is divided into several pools of loans:

1.	Doubtful–specific identification

2.	Substandard–specific identification

3.	Pool–substandard

4.	Pool–other assets especially mentioned (rated just above substandard)

5.	Pool–pass loans (all other rated loans)

Historical loss rates, adjusted for the current environment, are applied to the above five pools of loans, except for doubtful and substandard loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. The historical loss is based on the past four years. The historical loss component of the allowance amounted to $1.7 million as of December 31, 2009.

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

The majority of the Company’s nonperforming loans are collateralized by real estate. When reviewing loans for impairment or when the Company takes loan collateral due to loan default, it obtains current appraisals. Any loan balance that is in excess of the appraised value is allocated in the allowance. In the current real estate market, appraisers are having difficulty finding comparable sales, which is causing some appraisals to be very low and in some cases involving construction the properties cannot be completed for the amount at which they are being appraised. As a result, the Company is being conservative in its valuation of collateral which results in higher than normal charged off loans and higher than normal increases to the Company’s allowance for loan losses. As of December 31, 2009, the impaired loan component of the allowance amounted to $387 thousand and is reflected as a valuation allowance related to impaired loans in Note 4 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, concentrations, and legal and regulatory changes. Due to the decline in the overall economy in 2008 and 2009, and based on the expectation that nonperforming loans will likely increase in the future, management increased the component of the allowance for loan losses related to the economy and bankruptcy exposure in each of the loan portfolios. In addition, management increased its additional qualitative factor component of the allowance related to concentrations. The qualitative component of the allowance amounted to $5.6 million as of December 31, 2009.

As a result of these changes and the overall increase in nonperforming assets, the Company added a $6.9 million provision to the allowance for loan losses in 2009. Management is concerned about the changes in the nonperforming assets but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

The following table shows an analysis of the Allowance for Loan Losses for the years 2005 through 2009:

TABLE VIII

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2009	2008	2007	2006	2005
	(in thousands)
Balance at the beginning of period	$6,406	$5,130	$4,784	$4,448	$4,303

Charge-offs:
Commercial	799	190	87	223	76
Real estate-construction	2,170	—	—	—	—
Real estate-mortgage	2,360	401	71	69	108
Installment loans to individuals	785	649	501	558	584
Other	240	347	376	345	507

Total charge-offs	6,354	1,587	1,035	1,195	1,275

Recoveries:
Commercial	104	118	23	49	21
Real estate-mortgage	649	6	89	6	9
Installment loans to individuals	80	183	126	138	230
Other	104	156	143	138	110

Total recoveries	937	463	381	331	370

Net charge-offs	5,417	1,124	654	864	905

Additions charged to operations	6,875	2,400	1,000	1,200	1,050

Balance at end of period	$7,864	$6,406	$5,130	$4,784	$4,448

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$635,242	$637,452	$597,144	$583,593	$494,697
Average balance	$633,614	$622,883	$587,645	$543,136	$450,053

Net charge-offs to average total loans	0.85%	0.18%	0.11%	0.16%	0.20%
Provision for loan losses to average total loans	1.09%	0.39%	0.17%	0.22%	0.23%
Provision for loan losses to net charge-offs	126.92%	213.52%	152.91%	138.89%	116.02%
Allowance for loan losses to period end loans	1.24%	1.00%	0.86%	0.82%	0.90%
Earnings to loan loss coverage*	1.62	10.53	18.56	12.54	12.10
Allowance for loan losses to nonperforming loans	141.18%	57.36%	252.96%	372.59%	357.84%

*	Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the Allowance for Loan Losses allocated to each category at December 31 for the years 2005 through 2009.

TABLE IX

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2009		2008		2007		2006		2005
	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans	Amount	Percent of loans to Total Loans
	(in thousands)
Commercial	$935	9.50%	$977	11.04%	$675	11.12%	$831	10.72%	$981	11.71%
Real estate-construction	354	4.83%	31	9.51%	67	9.38%	55	13.92%	31	7.38%
Real estate-mortgage	5,552	79.69%	4,318	72.20%	3,116	69.58%	2,398	63.02%	2,224	65.83%
Installment loans to individuals	672	5.25%	590	6.40%	642	8.69%	663	10.91%	767	13.52%
Other	351	0.73%	490	0.86%	630	1.23%	837	1.42%	445	1.55%

Total	$7,864	100.00%	$6,406	100.00%	$5,130	100.00%	$4,784	100.00%	$4,448	100.00%

As can be seen by the charge-off history in Table VIII and the status of nonperforming loans in Table VII, the quality of the real estate portfolio has decreased in 2009. The quality of the real estate portfolio decreased during 2009 because loans in this portfolio were assigned a higher risk rating. Due to the decrease in the quality of the portfolio, management increased the allocation of the allowance for loan losses to the real estate - construction portfolio from 0.48% in 2008 to 4.50% in 2009, even though this category decreased as a percent of total loans. Management also increased the allocation of the allowance for loan losses to the real estate - mortgage portfolio by $1.2 million. In addition, the Company’s real estate - mortgage portfolio was one of the few loan categories that experienced growth in 2009. As a result, this portfolio made up a higher percent of total loans at December 31, 2009 than at December 31, 2008. Therefore, management increased the allocation of the allowance for loan losses in the real estate - mortgage portfolio from 67.41% to 70.60%. As can be seen by Table IX, the commercial, installment and other portfolios all declined as a percentage of total loans; therefore, the allocation of the allowance for loan losses to all but the installment loans also declined. The increase in the allocation to installment loans to individuals is due to the qualitative-factors component of the allowance, particularly the overall worsening of the economy. Due to management’s concerns, the qualitative factor related to the economy increased from $1.5 million to $2.2 million among all five categories. There were no material changes in loan concentrations or terms.

Although the Allowance for Loan Losses is allocated into these categories, the entire Allowance for Loan Losses is available to cover loan losses in any category. For example, if real estate construction loans experienced losses of $400 thousand, the Allowance for Loan Losses could handle these losses even though only $354 thousand is allocated to that category.

Deposits

The following table shows the average balances and average rates paid on deposits for the years ended December 31, 2009, 2008 and 2007.

TABLE X

DEPOSITS

Years ended December 31,	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(in thousands)
Interest-bearing transaction accounts	$9,812	0.07%	$10,271	0.14%	$10,658	0.25%
Money market deposit accounts	136,651	0.22%	139,109	0.70%	149,518	1.52%
Savings accounts	41,132	0.13%	37,832	0.27%	38,698	0.51%
Time deposits, $100,000 or more	183,160	2.04%	122,666	3.89%	111,650	4.91%
Other time deposits	153,137	4.05%	203,208	4.06%	187,198	4.52%

Total interest-bearing deposits	523,892	1.97%	513,086	2.75%	497,722	3.31%
Demand deposits	112,826		104,954		96,475

Total deposits	$636,718		$618,040		$594,197

The following table shows time deposits in amounts of $100 thousand or more as of December 31, 2009, 2008 and 2007 by time remaining until maturity.

TABLE XI

TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2009	2008	2007
	(in thousands)
Maturing in:
Within 3 months	$43,698	$31,675	$43,827
4 through 6 months	23,644	30,987	27,797
7 through 12 months	32,734	39,147	24,525
Greater than 12 months	36,254	25,953	22,467

	$136,330	$127,762	$118,616

Return on Equity and Assets

The return on average stockholders’ equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2009	2008	2007
Return on average assets	0.19%	0.82%	0.97%
Return on average equity	2.03%	8.26%	10.29%
Dividend pay-out ratio	137.16%	47.66%	37.78%
Average equity to average assets	9.54%	9.87%	9.39%

Capital Resources

Total stockholders’ equity as of December 31, 2009 was $81.6 million, down 1.56% from $82.9 million on December 31, 2008. The Company’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios for 2009, 2008 and 2007. As shown below, these ratios were all well above the regulatory minimum levels.

	2009 Regulatory Minimums	2009	2008	2007
Tier 1	4.00%	11.88%	12.48%	12.64%
Total Capital	8.00%	13.01%	13.44%	13.45%
Tier 1 Leverage	4.00%	9.20%	10.00%	9.67%

Year-end book value was $16.60 in 2009, $16.90 in 2008 and $16.24 in 2007. Cash dividends were $2.3 million, or $0.47 per share in 2009, $3.2 million, or $0.66 per share in 2008 and $3.0 million, or $0.61 in 2007. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices for each quarter of 2009 and 2008. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF” and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,263 stockholders of record of the Company as of December 31, 2009. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the quarterly dividends paid and high and low market prices on Old Point Financial Corporation common stock for 2009 and 2008.

	2009			2008
	Dividend	Market Price		Dividend	Market Price
		High	Low		High	Low
1st Quarter	$0.17	$19.26	$14.76	$0.16	$20.95	$16.43
2nd Quarter	$0.10	$20.92	$17.05	$0.16	$19.03	$16.25
3rd Quarter	$0.10	$19.19	$15.15	$0.17	$22.00	$16.00
4th Quarter	$0.10	$17.00	$13.70	$0.17	$20.99	$16.05

Liquidity

Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the FHLB. As of December 31, 2009, the Company had $210.2 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2009, the Company had $27.6 million available in federal funds to handle any short-term borrowing needs.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2009 and December 31, 2008. Dividing the total sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

(in thousands)

	December 31, 2009			December 31, 2008
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$27,600	$—	$27,600	$40,000	$—	$40,000
Federal Home Loan Bank advances	275,193	65,000	210,193	249,234	70,000	179,234
Federal funds sold			34,412			17,814
Securities, available for sale and unpledged at fair value			54,634			12,405

Total short-term funding sources			$326,839			$249,453

Uses:
Unfunded loan commitments and lending lines of credit			30,506			32,856
Letters of credit			1,502			1,708
Commitments to purchase assets			521			1,775
Anticipated decline in borrowed funds (demand note)			1,019			427

Total potential short-term funding uses			$33,548			$36,766

Ratio of short-term funding sources to potential uses			974.2%			678.5%

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

Off-Balance Sheet Lending Related Commitments

The Company had $102.5 million in consumer and commercial commitments at December 31, 2009. The Company also had $5.0 million at December 31, 2009 in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

Contractual Obligations

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2009:

Payments due by period

(in thousands) Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-Term Debt Obligations	$110,438	$110,438	$—	$—	$—
Long-Term Debt Obligations	$65,000	$30,000	$10,000	$—	$25,000
Operating Lease Obligations	$763	$253	$341	$169	$—
Commitment to purchase assets	$521	$521	$—	$—	$—
Total contractual cash obligations excluding deposits	$176,722	$141,212	$10,341	$169	$25,000
Deposits	$662,502	$557,438	$75,231	$29,833	$—
Total	$839,224	$698,650	$85,572	$30,002	$25,000

Short-term debt obligations include federal funds purchased, overnight repurchase agreements, term repurchase agreements and a U.S. Treasury demand note. As of December 31, 2009, the long-term debt obligations of FHLB advances decreased to $65.0 million as compared to $70.0 million as of December 31, 2008, due to the payoff at maturity of a $5.0 million advance.

Short-Term Borrowings

Certain short-term borrowings at December 31, 2009, 2008 and 2007 are presented below. Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders’ equity at the same date.

TABLE XII

SHORT-TERM BORROWINGS

	2009		2008		2007
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Balance at December 31,
Repurchase agreements	$109,419	0.69%	$32,855	0.85%	$63,691	3.43%

Average daily balance at December 31,
Repurchase agreements	$78,013	0.75%	$49,194	1.72%	$50,967	3.77%

Maximum month-end outstanding balance:
Repurchase agreements	$109,419		$60,385		$64,783

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 14 through 33 of this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Old Point Financial Corporation & subsidiaries

Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Point Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of Old Point Financial Corporation and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Old Point Financial Corporation

Hampton, Virginia

We have audited Old Point Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Old Point Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Old Point Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows of Old Point Financial Corporation and subsidiaries and our report dated March 12, 2010 expressed an unqualified opinion.

Winchester, Virginia

March 12, 2010

Old Point Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
	(in thousands except share data)
Assets

Cash and due from banks	$13,224	$29,511
Federal funds sold	34,412	17,814

Cash and cash equivalents	47,636	47,325
Securities available-for-sale, at fair value	173,775	96,988
Securities held-to-maturity (fair value approximates $2,233 and $3,116)	2,212	3,067
Restricted securities	4,815	4,791
Loans, net of allowance for loan losses of $7,864 and $6,406	627,378	631,046
Premises and equipment, net	30,397	27,143
Bank owned life insurance	16,291	14,018
Foreclosed assets, net of valuation allowance of $860 and $428	7,623	3,751
Other assets	11,295	6,836

	$921,422	$834,965

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$111,637	$123,755
Savings deposits	205,648	187,105
Time deposits	345,217	335,664

Total deposits	662,502	646,524
Federal funds purchased and other borrowings	1,019	427
Overnight repurchase agreements	49,560	32,261
Term repurchase agreements	59,859	594
Federal Home Loan Bank advances	65,000	70,000
Accrued expenses and other liabilities	1,874	2,261

Total liabilities	839,814	752,067

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,916,535 and 4,905,229 shares issued	24,583	24,526
Additional paid-in capital	15,769	15,506
Retained earnings	42,519	43,251
Accumulated other comprehensive loss	(1,263)	(385)

Total stockholders’ equity	81,608	82,898

Total liabilities and equity	$921,422	$834,965

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$38,103	$40,870	$41,887
Interest on federal funds sold	54	387	994
Interest on securities:
Taxable	2,566	3,377	4,470
Tax-exempt	538	925	1,247
Dividends and interest on all other securities	421	942	423

Total interest and dividend income	41,682	46,501	49,021

Interest Expense:
Interest on savings deposits	361	1,095	2,502
Interest on time deposits	9,951	13,007	13,949
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	566	877	1,970
Interest on Federal Home Loan Bank advances	3,445	4,027	4,928

Total interest expense	14,323	19,006	23,349

Net interest income	27,359	27,495	25,672
Provision for loan losses	6,875	2,400	1,000

Net interest income, after provision for loan losses	20,484	25,095	24,672

Noninterest Income:
Income from fiduciary activities	2,987	3,109	3,116
Service charges on deposit accounts	5,473	5,894	5,779
Other service charges, commissions and fees	2,511	2,587	2,480
Income from bank owned life insurance	956	716	622
Gain (loss) on disposal of premises and equipment	(4)	227	134
Gain (loss) on available-for-sale securities, net	290	(47)	3
Other operating income	401	236	352

Total noninterest income	12,614	12,722	12,486

Noninterest Expense:
Salaries and employee benefits	17,781	17,041	15,931
Occupancy and equipment	4,128	3,903	3,640
FDIC insurance	1,630	171	63
Data processing	1,089	996	878
Customer development	798	752	696
Advertising	619	773	724
Loan expenses	648	230	78
Postage and courier expense	550	536	519
Employee professional development	500	662	645
Stationery, supplies and printing	497	578	578
Legal and audit expenses	479	407	407
Loss (gain) on write-down/sale of foreclosed assets	680	428	(14)
Other	1,806	1,899	1,878

Total noninterest expense	31,205	28,376	26,023

Income before income taxes	1,893	9,441	11,135
Income tax expense	211	2,651	3,166

Net income	$1,682	$6,790	$7,969

Basic Earnings per Share:
Average shares outstanding	4,908	4,904	4,957
Net income per share of common stock (1)	$0.34	$1.39	$1.61

Diluted Earnings per Share:
Average shares outstanding	4,935	4,935	4,998
Net income per share of common stock (1)	$0.34	$1.38	$1.59

See Notes to Consolidated Financial Statements.

(1)	Per share data adjusted for 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2009, 2008, and 2007

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share and per share data)
Balance at December 31, 2006	3,992,155	$19,961	$14,719	$42,245	$(2,260)	$74,665

Comprehensive income:
Net income	—	—	—	7,969	—	7,969
Unrealized holding gains arising during the period (net of tax, $914)	—	—	—	—	1,775	1,775
Reclassification adjustment, (net of tax, $1)	—	—	—	—	(2)	(2)
Pension liability adjustment (net of tax, $134)	—	—	—	—	260	260

Total comprehensive income		—	—	7,969	2,033	10,002
Exercise of stock options	19,716	99	575	(500)	—	174
Repurchase and retirement of common stock	(90,310)	(452)	—	(1,731)	—	(2,183)
Stock split in the form of a 25% stock dividend	986,006	4,930	—	(4,930)	—	0
Cash paid in lieu of fractional shares	—	—	—	(4)	—	(4)
Nonqualified stock options	—	—	34	—	—	34
Stock compensation expense	—	—	29	—	—	29
Cash dividends ($.61 per share)	—	—	—	(3,010)	—	(3,010)

Balance at December 31, 2007	4,907,567	$24,538	$15,357	$40,039	$(227)	$79,707

Comprehensive income:
Net income	—	—	—	6,790	—	6,790
Unrealized holding gains arising during the period (net of tax, $256)	—	—	—	—	496	496
Reclassification adjustment (net of tax, $16)	—	—	—	—	31	31
Pension liability adjustment (net of tax benefit, $353)	—	—	—	—	(685)	(685)

Total comprehensive income	—	—	—	6,790	(158)	6,632
Adjustment to apply new accounting standard on pension plans (net of tax, $11)	—	—	—	22	—	22
Adjustment to implement new accounting standard on split-dollar life insurance (net of tax, $144)	—	—	—	(281)	—	(281)
Exercise of stock options	3,062	15	37	(13)	—	39
Repurchase and retirement of common stock	(5,400)	(27)	—	(70)	—	(97)
Stock compensation expense	—	—	112	—	—	112
Cash dividends ($.66 per share)	—	—	—	(3,236)	—	(3,236)

Balance at December 31, 2008	4,905,229	$24,526	$15,506	$43,251	$(385)	$82,898

Comprehensive income:
Net income	—	—	—	1,682	—	1,682
Unrealized holding losses arising during the period (net of tax benefit, $231)	—	—	—	—	(450)	(450)
Reclassification adjustment (net of tax, $99)					(191)	(191)
Pension liability adjustment (net of tax benefit, $122)	—	—	—	—	(237)	(237)

Total comprehensive income	—	—	—	1,682	(878)	804
Exercise of stock options	13,124	66	152	(80)	—	138
Repurchase and retirement of common stock	(1,818)	(9)	—	(27)	—	(36)
Stock compensation expense	—	—	111	—	—	111
Cash dividends ($.47 per share)	—	—	—	(2,307)	—	(2,307)

Balance at December 31, 2009	4,916,535	$24,583	$15,769	$42,519	$(1,263)	$81,608

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2009	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,682	$6,790	$7,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,854	1,768	1,688
Provision for loan losses	6,875	2,400	1,000
Net (gain) loss on sale of available-for-sale securities	(290)	47	(3)
Net accretion and amortization of securities	140	(73)	(64)
Net (gain) loss on disposal of premises and equipment	4	(227)	(134)
Net (gain) loss on write-down/sale of foreclosed assets	680	428	(14)
Income from bank owned life insurance	(956)	(716)	(622)
Stock compensation expense	111	112	29
Deferred tax benefit	(453)	(565)	(183)
Increase in other assets	(14,183)	(1,820)	(1,894)
Increase (decrease) in other liabilities	(386)	(198)	333

Net cash provided by (used in) operating activities	(4,922)	7,946	8,105

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(244,960)	(90,091)	(47,415)
Purchases of held-to-maturity securities	(2,700)	(3,400)	(1,400)
Purchases of restricted securities	(24)	—	—
Proceeds from maturities and calls of securities	127,875	113,291	104,217
Proceeds from sales of available-for-sale securities	43,032	7,573	2,101
Proceeds from sales of restricted securities	—	493	1,529
Increase in loans made to customers	(3,207)	(44,491)	(15,400)
Proceeds from sales of foreclosed assets	4,400	—	254
Purchases of premises and equipment	(5,112)	(1,682)	(2,146)

Net cash provided by (used in) investing activities	(80,696)	(18,307)	41,740

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(12,118)	27,785	(683)
Increase (decrease) in savings deposits	18,543	1,282	(15,450)
Increase in time deposits	9,553	21,292	23,884
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	77,156	(30,943)	7,173
Decrease in Federal Home Loan Bank advances	(5,000)	(10,000)	(45,000)
Proceeds from exercise of stock options	138	39	174
Repurchase and retirement of common stock	(36)	(97)	(2,183)
Cash in lieu of shares	—	—	(4)
Effect of nonqualified stock options	—	—	34
Cash dividends paid on common stock	(2,307)	(3,236)	(3,010)

Net cash provided by (used in) financing activities	85,929	6,122	(35,065)

Net increase (decrease) in cash and cash equivalents	311	(4,239)	14,780
Cash and cash equivalents at beginning of period	47,325	51,564	36,784

Cash and cash equivalents at end of period	$47,636	$47,325	$51,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$14,651	$19,667	$23,245
Income tax	$650	$3,275	$3,375

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	$(971)	$752	$2,689
Loans transferred to foreclosed assets	$10,044	$2,921	$955
Change in pension liability	$(359)	$(1,038)	$(394)
Adjustment to implement accounting standard on split-dollar life insurance	$—	$(425)	$—

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1, Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Old Point Financial Corporation (the Company) and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where the Company holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. As discussed below, the Company consolidates entities deemed to be variable interest entities (VIEs) when it is determined to be the primary beneficiary.

NATURE OF OPERATIONS:

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust and Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads. As of December 31, 2009, the Bank had 21 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

VARIABLE INTEREST ENTITIES:

A legal entity is referred to as a VIE if any of the following conditions exist, which are outlined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) variable interest accounting guidance (FASB ASC 810-10-15-14): (1) the total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.

In addition, as specified in VIE accounting guidance (FASB ASC 810-10-25-38), a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. At this time, the Company has no VIEs that are consolidated. The Company does have an interest in one VIE, Old Point Mortgage, LLC, which is not consolidated because the Company is not the primary beneficiary.

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, the fair value of financial instruments and the valuation of deferred tax assets.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

Most of the Company’s activities are with customers located within the Hampton Roads region. The types of securities that the Company invests in are included in Note 3. The types of lending that the Company engages in are included in Note 4. The Company has significant concentrations in the following industries: construction, lessors of real estate, activities related to real estate, ambulatory health care and religious organizations. The Company does not have any significant concentrations to any one customer.

At December 31, 2009 and 2008, there were $376.4 million and $351.9 million, or 59.26% and 55.21%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CASH AND CASH EQUIVALENTS:

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all which mature within 90 days.

INTEREST-BEARING DEPOSITS IN BANKS:

Interest-bearing deposits in banks mature within one year and are carried at cost.

RECLASSIFICATIONS:

Certain amounts in the consolidated financial statements have been reclassified to conform to classifications adopted in the current year.

SECURITIES:

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment. For details, see the discussion of FASB Topic 320-10 under the Recent Accounting Pronouncements.

FEDERAL HOME LOAN BANK STOCK:

The Company, as a member of the FHLB of Atlanta, is required to maintain an investment in capital stock of the FHLB. Based on the redemption provisions of the FHLB, the stock has no quoted market value, is carried at cost and listed as a restricted security. In March of 2009, the FHLB announced that it was changing its policy on the redemption of its stock. Previously, the FHLB would repurchase 100 percent of a member Company’s excess activity-based stock, but as of March 2009, the repurchase percent dropped to 50 percent. At its discretion, the FHLB may declare dividends on the stock. The FHLB suspended its fourth quarter 2008 and first quarter 2009 dividends. The FHLB declared a dividend in the second and third quarters of 2009. Action regarding the payment of a dividend for the fourth quarter of 2009 has not been announced as of February 26, 2010. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

LOANS:

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Hampton Roads. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses and any unamortized deferred fees or costs on originated loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

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

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected future loss given estimated defaults derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

FORECLOSED ASSETS:

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance (direct write-downs) are included in net expenses from foreclosed assets.

PREMISES AND EQUIPMENT:

Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Buildings and equipment are depreciated over their estimated useful lives ranging from three to 39 years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over its estimated useful life ranging from three to five years.

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

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The compensation cost of the pension plan is recognized on the projected unit credit method. The aggregate cost method is utilized for funding purposes.

STOCK COMPENSATION PLANS:

Stock compensation accounting guidance (FASB ASC 718, Compensation-Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black Scholes model is used to estimate the fair value of the stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

INCOME TAXES:

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). The Company adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability or balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the difference between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

EARNINGS PER COMMON SHARE:

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

TRUST ASSETS AND INCOME:

Securities and other property held by Trust in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

ADVERTISING EXPENSES:

Advertising expenses are expensed as incurred.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

COMPREHENSIVE INCOME:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized losses related to changes in the funded status of the pension plan which are also recognized as separate components of equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

SUBSEQUENT EVENTS:

In accordance with ASC 855-10/SFAS 165, the Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, FASB issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

The Company adopted new guidance impacting FASB Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 13 of the Company’s consolidated financial statements.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009 (amended February 2010), the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force (ASU 2010-01). ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification (ASU 2010-02). ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). If an entity has previously adopted SFAS 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period SFAS 160 was adopted. The adoption of ASU 2010-02 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166 (SFAS 166), Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB issued new guidance relating to the VIEs. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (ASU 2009-15). ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs (ASU 2010-04). ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation (ASU 2010-05). ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics (ASU 2010-08). ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average balances on hand or with the FRB. At December 31, 2009 and 2008, these reserve balances amounted to $350 thousand for both years.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities held-to-maturity at December 31, 2009 and 2008 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2009
Obligations of U. S. Government agencies	$1,800	$4	$(7)	$1,797
Obligations of state and political subdivisions	412	24	—	436

	$2,212	$28	$(7)	$2,233

December 31, 2008
Obligations of U. S. Government agencies	$2,600	$28	$—	$2,628
Obligations of state and political subdivisions	467	21	—	488

	$3,067	$49	$—	$3,116

The amortized cost and fair values, with gross unrealized gains and losses, of securities available-for-sale at December 31, 2009 and 2008 were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2009
U. S. Treasury securities	$400	$—	$—	$400
Obligations of U. S. Government agencies	161,645	341	(446)	161,540
Obligations of state and political subdivisions	8,702	124	(1)	8,825
Mortgage-backed securities	1,273	31	—	1,304
Money market investments	1,706	—	—	1,706

Total	$173,726	$496	$(447)	$173,775

December 31, 2008
U. S. Treasury securities	$399	$1	$—	$400
Obligations of U. S. Government agencies	77,241	871	—	78,112
Obligations of state and political subdivisions	14,959	156	—	15,115
Money market investments	2,462	—	(9)	2,453
Other marketable equity securities	908	—	—	908

Total	$95,969	$1,028	$(9)	$96,988

Securities with an amortized cost of $169.1 million and $82.8 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2009, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of securities at December 31, 2009 by contractual maturity are shown below.

	December 31, 2009
	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$77,022	$76,764	$—	$—
Due after one year through five years	92,809	93,096	2,212	2,233
Due after five years through ten years	1,329	1,350	—	—
Due after ten years	860	859	—	—

Total debt securities	172,020	172,069	2,212	2,233
Other securities without stated maturities	1,706	1,706	—	—

Total securities	$173,726	$173,775	$2,212	$2,233

Proceeds from the sales of available-for-sale securities, as well as gross realized gains and losses for the years ended December 31:

	2009	2008	2007
	(in thousands)
Proceeds from sales	$43,032	$7,573	$2,101

Gross realized gains	$290	$—	$3

Gross realized losses	$—	$47	$—

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	Year Ended December 31, 2009
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$446	$49,589	$—	$—	$446	$49,589
Obligations of state and political subdivisions	1	859	—	—	1	859

Total securities available-for-sale	$447	$50,448	$—	$—	$447	$50,448

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$7	$893	$—	$—	$7	$893

Total	$454	$51,341	$—	$—	$454	$51,341

	Year Ended December 31, 2008
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Mortgage-backed securities	$9	$2,453	$—	$—	$9	$2,453

U.S. Government and federal agency obligations

The unrealized losses on ten investments in U.S. Government obligations at December 31, 2009 were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Obligations of state and political subdivisions

The unrealized loss on one investment in obligations of state and political subdivisions at December 31, 2009 was caused by interest rate increases. Because the Company does not intend to sell the investment and it is unlikely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2009.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-backed securities

The unrealized losses on two investments in mortgage-backed securities at December 31, 2008 were caused by interest rate increases. The Company purchased those investments at a premium relative to their face amount and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

Other-than-Temporarily Impaired Securities

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

The 2009 unrealized losses relate to obligations of U.S. Government agencies and state and political subdivisions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. The unrealized losses are a result of interest rates and not credit issues. Since the Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

The restricted security category is comprised of FHLB and FRB stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and they lack a market. Therefore, this stock is carried at cost and evaluated for impairment. When evaluating this stock for impairment, its value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

The Company evaluated the positive and negative factors of FHLB stock for impairment and determined the stock not to be impaired at December 31, 2009. This analysis is based on the following information. The FHLB paid a second quarter 2009 dividend and reported net income for the second quarter of $191.7 million and $190.2 million for the first six months of 2009. On October 30, 2009, the FHLB declared a dividend and reported net income of $11.1 million for the third quarter of 2009. The FHLB reported that it was in compliance with all of its regulatory capital requirements during 2009. On February 22, 2010 the FHLB reported preliminary year-end financial results that were positive. The FHLB’s net income for 2009 was $283.5 million, a $29.7 million, or an 11.7 percent, increase from net income of $253.8 million for 2008. As of February 26, 2010, the FHLB had not declared a fourth quarter dividend. Restricted stock is viewed as a long-term investment and the Company has the ability and the intent to hold this stock until its value is recovered.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4, Loans

A summary of the balances of loans follows:

	2009	2008
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$100,788	$107,640
Commercial	345,753	291,332
Construction	30,696	60,604
Second mortgages	19,997	27,325
Equity lines of credit	39,192	33,624

Total mortgage loans on real estate	536,426	520,525
Commercial loans	60,353	70,353
Consumer installment loans	33,371	40,789
Other	4,626	5,471

Total loans	634,776	637,138
Net deferred loan costs *	466	314
Less: Allowance for loan losses	(7,864)	(6,406)

Loans, net	$627,378	$631,046

*	Net deferred loan costs are part of second mortgages and commercial real estate

Changes in the allowance for loan losses are as follows:

	2009	2008	2007
	(in thousands)
Balance, beginning of year	$6,406	$5,130	$4,784
Recoveries	937	463	381
Provision for loan losses	6,875	2,400	1,000
Loans charged off	(6,354)	(1,587)	(1,035)

Balance, end of year	$7,864	$6,406	$5,130

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans, but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. As of December 31, 2009 the Company had no troubled debt restructurings.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(in thousands)
Impaired loans without a valuation allowance	$—	$12,023
Impaired loans with a valuation allowance	1,105	888

Total impaired loans	$1,105	$12,911

Valuation allowance related to impaired loans	$387	$269

Total non-accrual loans	$4,917	$1,045
Total loans past-due ninety days or more and still accruing interest	$389	$3,529

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Average investment in impaired loans	$5,387	$10,467	$5,562
Interest income recognized on impaired loans	$153	$393	$610
Interest that would have been recognized if loans had been accruing	$404	$459	$79

NOTE 5, Foreclosed Assets

Foreclosed assets are presented net of a valuation allowance for losses. An analysis of the valuation allowance on foreclosed assets is as follows:

	Years Ended December 31,
	(in thousands)
	2009	2008	2007
Balance at beginning of year	$428	$—	$—
Valuation allowance	695	428	—
Charge-offs	(263)	—	—
Recoveries	—	—	—

Balance at end of year	$860	$428	$—

Expenses applicable to foreclosed assets include the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net loss (gain) on sales of real estate	$(15)	$—	$(14)
Provision for losses	695	428	—
Operating expenses, net of income	463	71	—

Total Expenses	$1,143	$499	$(14)

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

	2009	2008
	(in thousands)
Land	$7,808	$7,711
Buildings	25,354	22,065
Leasehold improvements	855	855
Furniture, fixtures and equipment	15,650	14,400

	49,667	45,031
Less accumulated depreciation and amortization	19,270	17,888

	$30,397	$27,143

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to $1.9 million, $1.8 million and $1.7 million, respectively.

The Company has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2014. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2009 under noncancellable leases is $763 thousand which is due as follows:

Year	(in thousands)
2010	$253
2011	175
2012	166
2013	95
2014	74

Total	$763

The aggregate rental expense of premises and equipment was $347 thousand, $337 thousand and $346 thousand for 2009, 2008 and 2007, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2009 and 2008 was $136.3 million and $127.8 million, respectively. As of December 31, 2009, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2009, the scheduled maturities of time deposits (in thousands) are as follows:

2010	$240,153
2011	61,107
2012	14,124
2013	7,182
2014	22,651

$345,217

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8, Short Term and Long Term Borrowings

The Company’s short-term borrowings include federal funds purchased, overnight repurchase agreements and U.S. Treasury demand notes. Overnight repurchase agreements, which totaled $49.6 million and $32.3 million as of December 31, 2009 and 2008, respectively, are classified as secured borrowings that generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The U.S. Treasury demand notes are subject to call by the U.S. Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate. U.S. Treasury demand notes totaled $1.0 million and $427 thousand as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, two customer relationships exceeded 5 percent of total repurchase agreements, with a combined outstanding balance of $66.3 million, or 60.58% of total repurchase agreements.

The Company’s long-term debt at December 31, 2009 and 2008 consisted of fixed-rate FHLB advances. The FHLB advances are secured by a blanket lien on qualified 1 – 4 family residential real estate loans and by selected commercial real estate loans. These pledged loans totaled $158.1 million at December 31, 2009.

The contractual maturities of long-term debt are as follows:

	December 31,
	2009			2008
	Fixed Rate	Total	Weighted Avg Rate	Fixed Rate	Total	Weighted Avg Rate
	(in thousands)			(in thousands)
Due in 2009	—	—		5,000	5,000	5.26%
Due in 2010	30,000	30,000	5.46%	30,000	30,000	5.46%
Due in 2012	10,000	10,000	4.74%	10,000	10,000	4.74%
Due in 2016	25,000	25,000	4.83%	25,000	25,000	4.83%

Total long-term debt	$65,000	$65,000	5.11%	$70,000	$70,000	5.12%

NOTE 9, Stock Option Plan

On March 9, 2008, the Company’s 1998 stock option plan expired. At December 31, 2009, options to purchase 271,275 shares of common stock granted under the stock option plan are outstanding. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant, and an option’s maximum term is ten years.

Stock option plan activity for the year ended December 31, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2009	286,899	$18.25
Granted	—	—
Exercised	(13,124)	10.48
Canceled or expired	(2,500)	21.94

Options outstanding, December 31, 2009	271,275	$18.59	4.84	$307
Options exercisable, December 31, 2009	206,799	$18.13	3.91	$307

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on changes in the market value of the Company’s stock.

The fair value of each option granted in 2007 was estimated using the Black Scholes option pricing model with the following assumptions: dividend yield of 2.46%, expected volatility of 27.398%, risk-free interest rate of 4.47% and an expected option life of six and one-half years. The grant date fair value of options granted during 2007 was $5.48. There were no options granted in 2009 or 2008.

The total proceeds of the in-the-money options exercised during the years ended December 31, 2009, 2008 and 2007 were $138 thousand, $39 thousand and $174 thousand. Total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $83 thousand, $14 thousand and $344 thousand, respectively.

As of December 31, 2009, there was $313 thousand in unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 2.75 years. Stock compensation expense was $111 thousand, $112 thousand, and $29 thousand as of December 31, 2009, 2008, and 2007.

Information pertaining to options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$9.81	26,148	0.69	$9.81	26,148	$9.81
12.91	59,417	1.61	12.91	59,417	12.91
23.83	78,250	4.61	23.83	78,250	23.83
20.05	107,460	7.79	20.05	42,984	20.05

	271,275	4.84	$18.59	206,799	$18.13

NOTE 10, Earnings per Common Share

Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net Income applicable to common stock	$1,682	$6,790	$7,969
Average number of common shares outstanding	4,908	4,904	4,957
Effect of dilutive options	27	31	41

Average number of common shares outstanding used to calculate diluted earnings per common share	4,935	4,935	4,998

Stock options for 186 thousand, 188 thousand and 261 thousand shares of common stock were not considered in computing diluted earnings per common share for 2009, 2008 and 2007, respectively, because they were antidilutive.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates. None of the directors or executive officers had direct or indirect loans exceeding 10 percent of stockholders’ equity at December 31, 2009.

Annual activity consisted of the following:

	2009	2008
	(in thousands)
Balance, beginning of year	$2,848	$2,867
Additions	801	280
Reductions	(1,050)	(299)

Balance, end of year	$2,599	$2,848

Deposits from related parties held by the Company at December 31, 2009 and 2008 amounted to $6.5 million and $3.7 million, respectively.

NOTE 12, Income Taxes

The components of income tax expense are as follows:

	2009	2008	2007
	(in thousands)
Current tax expense	$664	$3,216	$3,349
Deferred tax benefit	(453)	(565)	(183)

Reported tax expense	$211	$2,651	$3,166

A reconciliation of the “expected” Federal income tax expense on income before income taxes with the reported income tax expense follows:

	2009	2008	2007
	(in thousands)
Expected tax expense (34%)	$644	$3,210	$3,786
Interest expense on tax-exempt assets	23	34	56
Tax-exempt interest	(226)	(360)	(475)
Officers’ life insurance	(325)	(243)	(212)
Other, net	95	10	11

Reported tax expense	$211	$2,651	$3,166

The effective tax rates for 2009, 2008 and 2007 were 11.1%, 28.1% and 28.4%, respectively.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,674	$2,178
Interest on non-accrual loans	83	26
Foreclosed assets	419	234
Pension - other comprehensive income	667	545
Bank owned life insurance benefit	75	62
Contribution carried forward	35	—
Unexercised nonqualified options	17	9

	$3,970	$3,054

Deferred tax liabilities:
Depreciation	$(361)	$(345)
Accretion of discounts on securities	(1)	(6)
Deferred loan fees and costs	(334)	(325)
Pension	(782)	(461)
Net unrealized gains on securities available-for-sale	(17)	(347)

	(1,495)	(1,484)

Net deferred tax assets	$2,475	$1,570

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

The Internal Revenue Service (IRS) commenced an examination on the Company’s U.S. income tax return of 2008 in the second quarter of 2009. The examination was completed in the fourth quarter of 2009. The IRS proposed and management implemented adjustments to the Company’s 2008 tax. These adjustments did not result in material changes to the Company’s financial position. The Company made an additional $21 thousand payment to cover these adjustments.

NOTE 13, Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan.

In 2008, the Company adopted a change in accounting for defined benefit pension and other postretirement plans (FASB ASC 715-20). This guidance requires that defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. As a result of this adoption, the Company was required to change the measurement date for the pension plan assets and benefit obligations from October 31 to December 31 beginning in 2007. To reflect this change, the Company recorded a $22 thousand (after tax) adjustment to the 2008 beginning balance of retained earnings.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$4,657	$5,085	$5,320
Service cost	—	—	—
Interest cost	284	304	364
Benefits paid	(222)	(163)	(511)
Gain (loss) due to change in discount rate	273	(145)	(315)
Actuarial change	326	(424)	227

Benefit obligation at end of year	$5,318	$4,657	$5,085

Change in plan assets
Fair value of plan assets at beginning of year	$4,411	$5,743	$5,460
Expected return (loss) on plan assets	469	(1,169)	794
Employer contribution	1,000	—	—
Benefits paid	(222)	(163)	(511)

Fair value of plan assets at end of year	$5,658	$4,411	$5,743

Funded status at end of year	$340	$(246)	$658

Amounts recognized in the consolidated balance sheets at December 31,
Prepaid pension cost (pension liability)	$340	$(246)	$658

Amounts recognized in accumulated other comprehensive income (loss)
Loss	$1,961	$1,603	$565
Deferred taxes	(667)	(545)	(192)

Net loss	$1,294	$1,058	$373

Accumulated benefit obligation	$5,318	$4,657	$5,085

Assumptions used to determine the benefit obligations at December 31,	2009	2008	2007
Discount rate	6.01%	6.49%	6.25%
Expected return on plan assets	7.00%	8.00%	8.00%

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended December 31,
Components of net periodic pension cost (benefit)	2009	2008	2007
	(in thousands)
Service cost	$—	$—	$—
Interest cost	284	304	288
Expected return on plan assets	(331)	(439)	(411)
Amortization of deferred asset gain (loss)	—	—	—
Amortization of prior service cost	—	—	—
Amortization of unrecognized loss	104	—	34

Net periodic pension (benefit) cost	$57	$(135)	$(89)

Components of other amounts recognized in accumulated other comprehensive income (loss)

Net (gain) loss	$359	$1,038	(360)
Amortization of loss	—	—	(34)
Amortization of prior service cost	—	—	—

Total recognized in other comprehensive income	$359	$1,038	$(394)

Total recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$416	$903	$(483)

The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $127 thousand.

	Years ended December 31,
Weighted-average assumptions used to determine net periodic pension cost	2009	2008	2007
Discount rate	6.49%	6.25%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The overall expected long-term rate of return on plan assets was determined based on the current asset allocation and the related volatility of those investments.

The Company’s overall investment strategy is growth with income. The emphasis of the objective is on both capital appreciation and income. The portfolio contains a blend of securities expected to grow in value over the long term and those expected to produce income. Moderate market value volatility is expected.

The pension plan invests primarily in large and mid-cap equities and government and corporate bonds, with the following target allocations: equities 50 percent, fixed income 40 percent and cash 10 percent. The pension plan has a very small investment in emerging markets equity mutual funds, representing less than 1 percent of the total account value.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value is discussed in detail in Note 15. The fair value of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

	Assets at Fair Value as of December 31, 2009
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$1,468	$—	$—	$1,468
U.S. Government securities	297	—	—	297
Mutual Funds	96	—	—	96
Common Stock	2,690	—	—	2,690
Corporate bonds	—	1,107	—	1,107

Total assets at fair value	$4,551	$1,107	$—	$5,658

The Company contributed $1.0 million to the pension plan in 2009. No contributions were made to the plan in 2008 or 2007. Management has not determined at this time how much, if any, contributions to the plan will be for the year ended December 31, 2010.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2010	$197
2011	291
2012	262
2013	328
2014	338
Years 2015 - 2019	1,996

Total	$3,412

401(k) Plan

The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent of the first 4 percent of an employee’s compensation contributed to the plan. Matching contributions vest to the employee immediately. The Company may make profit sharing contributions to the plan as determined by the Board of Directors. Profit sharing contributions vest to the employee over a six-year period. For the years ended December 31, 2009, 2008, and 2007, expense attributable to the plan amounted to $484 thousand, $601 thousand, and $628 thousand, respectively.

NOTE 14, Commitments and Contingencies

Credit-related financial instruments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financial instruments whose contract amounts represent credit risk were outstanding at December 31:

	2009	2008
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$31,217	$28,729
Commercial real estate, construction and development loans committed but not funded	21,210	35,624
Other lines of credit (principally commercial)	50,045	44,101

Total	$102,472	$108,454

Irrevocable letters of credit	$5,006	$5,515

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extensions of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date, and ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year, with the exception of one guarantee which expires in 2014. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

Legal contingencies

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 15, Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value can be a reasonable point within a range that is most representative of fair value under current market conditions.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 –	Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 –	Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 –	Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

Investment securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Securities are classified as level 2 if quoted market prices are not available. Fair value is estimated using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes and credit spreads. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified in level 3.

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

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term borrowings

The carrying amounts of federal funds purchased, overnight repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Commitments to extend credit and irrevocable letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2009 and 2008, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$47,636	$47,636	$47,325	$47,325
Securities available-for-sale	173,775	173,775	96,988	96,988
Securities held-to-maturity	2,212	2,233	3,067	3,116
Loans, net of allowances for loan losses	627,378	627,354	631,046	633,820
Accrued interest receivable	2,873	2,873	3,210	3,210

Financial liabilities:
Deposits	662,502	664,625	646,524	649,055
Federal funds purchased and other borrowings	1,019	1,019	427	427
Overnight repurchase agreements	49,560	49,560	32,261	32,261
Term repurchase agreements	59,859	59,878	594	594
Federal Home Loan Bank advances	65,000	74,043	70,000	77,219
Accrued interest payable	1,449	1,449	1,777	1,777

Assets measured at fair value on a recurring basis

Debt and equity securities with readily determinable fair values are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using (in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$173,775	$—	$173,775	$—

		Fair Value Measurements at December 31, 2008 Using (in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$96,988	$—	$96,988	$—

Assets measured at fair value on a nonrecurring basis

Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

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

Foreclosed assets

Loans are transferred to foreclosed assets when the collateral securing them is foreclosed on. The measurement of loss associated with foreclosed assets is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the transaction will be consummated in accordance with the terms of the

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract, fair value is based on the sale price in that contract (Level 1). Lacking such a contract, the value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. Any fair value adjustments to foreclosed assets are recorded in the period incurred and expensed against current earnings.

The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

		Carrying Value at December 31, 2009 (in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$718	$—	$—	$718
Foreclosed assets	$7,623	$—	$7,373	$250

		Carrying Value at December 31, 2008 (in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$12,642	$—	$2,117	$10,525
Foreclosed assets	$3,751	$—	$2,401	$1,350

NOTE 16, Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the most recent notification from the Comptroller categorized the Company as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2009:
Total Capital to Risk Weighted Assets:
Consolidated	$90,735	13.01%	$55,806	8.00%	N/A	N/A
Old Point National Bank	85,234	12.23%	55,734	8.00%	$69,667	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	82,871	11.88%	27,903	4.00%	N/A	N/A
Old Point National Bank	77,370	11.11%	27,867	4.00%	41,800	6.00%

Tier 1 Capital to Average Assets:
Consolidated	82,871	9.20%	36,021	4.00%	N/A	N/A
Old Point National Bank	77,370	8.63%	35,853	4.00%	44,816	5.00%

December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$89,689	13.44%	$53,367	8.00%	N/A	N/A
Old Point National Bank	84,484	12.69%	53,267	8.00%	$66,584	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	83,283	12.48%	26,684	4.00%	N/A	N/A
Old Point National Bank	78,078	11.73%	26,633	4.00%	39,950	6.00%

Tier 1 Capital to Average Assets:
Consolidated	83,283	10.00%	33,301	4.00%	N/A	N/A
Old Point National Bank	78,078	9.38%	33,308	4.00%	41,635	5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2010, without approval of the Comptroller, $3.3 million plus an additional amount equal to the Bank’s and Trust’s retained net profits for 2010 up to the date of any dividend declaration.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17, Quarterly Data (Unaudited)

	Year Ended December 31,
	2009				2008
	(in thousands, except per share data)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$10,421	$10,472	$10,394	$10,395	$11,254	$11,717	$11,656	$11,874
Interest expense	(3,279)	(3,426)	(3,703)	(3,915)	(4,220)	(4,552)	(4,850)	(5,384)

Net interest income	7,142	7,046	6,691	6,480	7,034	7,165	6,806	6,490
Provision for loan losses	(1,875)	(1,000)	(3,000)	(1,000)	(1,000)	(800)	(300)	(300)

Net interest income, after provision for loan losses	5,267	6,046	3,691	5,480	6,034	6,365	6,506	6,190
Noninterest income	3,542	3,006	3,101	2,965	2,958	3,367	3,174	3,223
Noninterest expenses	(8,464)	(7,446)	(7,891)	(7,404)	(7,825)	(6,933)	(6,957)	(6,661)

Income before income taxes	345	1,606	(1,099)	1,041	1,167	2,799	2,723	2,752
Provision for income taxes	32	(449)	477	(271)	(260)	(821)	(788)	(782)

Net income	$377	$1,157	$(622)	$770	$907	$1,978	$1,935	$1,970

Earnings per common share:
Basic	$0.07	$0.24	$(0.13)	$0.16	$0.19	$0.40	$0.40	$0.40

Diluted	$0.07	$0.24	$(0.13)	$0.16	$0.19	$0.40	$0.39	$0.40

NOTE 18, Segment Reporting

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December, 31 follows:

2009	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$41,607	$77	$2,026	$(2,028)	$41,682
Income from fiduciary activities	—	2,987	—	—	2,987
Other income	9,310	373	300	(356)	9,627

Total operating income	50,917	3,437	2,326	(2,384)	54,296
Expenses
Interest expense	14,343	—	10	(30)	14,323
Provision for loan losses	6,875	—	—	—	6,875
Salaries and employee benefits	15,229	2,025	527	—	17,781
Other expenses	12,669	872	239	(356)	13,424

Total operating expenses	49,116	2,897	776	(386)	52,403

Income (loss) before taxes	1,801	540	1,550	(1,998)	1,893

Income tax expense (benefit)	159	184	(132)	—	211

Net income (loss)	$1,642	$356	$1,682	$(1,998)	$1,682

Total assets	$917,311	$4,844	$81,853	$(82,586)	$921,422

2008	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$46,348	$140	$7,235	$(7,222)	$46,501
Income from fiduciary activities	—	3,109	—	—	3,109
Other income	9,457	206	300	(350)	9,613

Total operating income	55,805	3,455	7,535	(7,572)	59,223
Expenses
Interest expense	19,008	—	23	(25)	19,006
Provision for loan losses	2,400	—	—	—	2,400
Salaries and employee benefits	14,583	1,895	563	—	17,041
Other expenses	10,476	823	386	(350)	11,335

Total operating expenses	46,467	2,718	972	(375)	49,782

Income (loss) before taxes	9,338	737	6,563	(7,197)	9,441

Income tax expense (benefit)	2,628	251	(228)	—	2,651

Net income (loss)	$6,710	$486	$6,791	$(7,197)	$6,790

Total assets	$830,780	$5,786	$83,143	$(84,744)	$834,965

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$48,817	$173	$8,328	$(8,297)	$49,021
Income from fiduciary activities	—	3,116	—	—	3,116
Other income	9,420	—	144	(194)	9,370

Total operating income	58,237	3,289	8,472	(8,491)	61,507
Expenses
Interest expense	23,353	—	41	(45)	23,349
Provision for loan losses	1,000	—	—	—	1,000
Salaries and employee benefits	13,843	1,690	398	—	15,931
Other expenses	9,287	784	215	(194)	10,092

Total operating expenses	47,483	2,474	654	(239)	50,372

Income (loss) before taxes	10,754	815	7,818	(8,252)	11,135

Income tax expense (benefit)	3,040	277	(151)	—	3,166

Net income (loss)	$7,714	$538	$7,969	$(8,252)	$7,969

Total assets	$817,845	$5,395	$81,076	$(81,759)	$822,557

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains or losses.

The Company extends a line of credit to the Parent; this line of credit is used to repurchase the Parent’s publicly traded stock. Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%. This loan is secured by a held-to-maturity security with a book value of $412 thousand and a market value of $467 thousand. Both the Parent and the Trust companies maintain deposit accounts with the Company, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

Balance Sheets

	December 31,
	2009	2008
	(in thousands)
Assets
Cash and cash equivalents	$290	$159
Securities held-to-maturity	412	467
Investment in common stock of subsidiaries	80,899	82,273
Other assets	252	144

Total assets	$81,853	$83,043

Liabilities and Stockholders’ Equity
Note payable - subsidiary	$244	$244
Other liabilities	1	1
Common stock	24,583	24,526
Additional paid-in capital	15,769	15,506
Retained earnings	42,519	43,251
Accumulated other comprehensive loss	(1,263)	(385)

Total liabilities and stockholders’ equity	$81,853	$83,143

Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Income:
Dividends from subsidiary	$2,495	$3,400	$3,200
Interest on investments	28	38	77
Other income	300	300	144

Total income	2,823	3,738	3,421
Expenses:
Salary and benefits	527	563	398
Stationery, supplies and printing	69	65	44
Service fees	119	138	127
Other operating expenses	61	207	85

Total expenses	776	973	654
Income before income taxes and equity in undistributed net income of subsidiaries	2,047	2,765	2,767
Income tax benefit	132	228	151

	2,179	2,993	2,918
Equity in undistributed net income (loss) of subsidiaries	(497)	3,797	5,051

Net income	$1,682	$6,790	$7,969

Old Point Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$1,682	$6,790	$7,969
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	497	(3,797)	(5,051)
Stock compensation expense	111	112	29
Decrease (increase) in other assets	(9)	93	13
Increase (decrease) in other liabilities	—	(5)	5

Net cash provided by operating activities	2,281	3,193	2,965

Cash flows from investing activities:
Proceeds from sale of investment securities	—	1,137	128
Maturities and calls of investment securities	55	—	—
Payments for investments in subsidiaries	—	—	330

Net cash provided by investing activities	55	1,137	458

Cash flows from financing activities:
Proceeds from advances from subsidiaries	—	36	1,492
Repayment of advances from subsidiaries	—	(1,156)	(128)
Proceeds from issuance of common stock	138	39	174
Repurchase and retirement of common stock	(36)	(97)	(2,183)
Cash paid in lieu of fractional shares	—	—	(4)
Effect of nonqualified stock options			34
Cash dividends paid on common stock	(2,307)	(3,236)	(3,010)

Net cash used in financing activities	(2,205)	(4,414)	(3,625)

Net increase (decrease) in cash and cash equivalents	131	(84)	(202)
Cash and cash equivalents at beginning of year	159	243	445

Cash and cash equivalents at end of year	$290	$159	$243

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2009. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on effectiveness of the Company’s internal control over financial reporting appears on page 35 of this report.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders (the 2010 Proxy Statement) to be held on April 27, 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2010 Proxy Statement and is incorporated herein by reference.

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

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “General Compensation Disclosure” in the 2010 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2010 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2010 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the captions “Board Committees and Attendance” in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2010 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Consolidated Financial Statements

The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

Reports of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)

Consolidated Balance Sheets – December  31, 2009 and 2008

Consolidated Statements of Income – Years Ended December  31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December  31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows – Years Ended December  31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(2)	Consolidated Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

3.1	Articles of Incorporation of Old Point Financial Corporation, as amended June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated September 11, 2007 (incorporated by reference to Exhibit 3.2 to Form 8-K/A filed on September 20, 2007)

10.1*	Old Point Financial Corporation 1998 Stock Option Plan, as amended April 24, 2001 (incorporated by reference to Exhibit 4.4 to Form S-8 filed July 24, 2001)

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 30, 2005)

10.3*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 30, 2005)

10.4*	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company entered into with each of Robert F. Shuford, Sr., Louis G. Morris, Margaret P. Causby, Laurie D. Grabow and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 30, 2005)

10.5*	Directors’ Compensation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 14, 2008)

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Description of Management Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 12, 2009)

10.7.1*	2010 Target Bonuses and Performance Goals under the Management Incentive Plan (incorporated by reference to Form 8-K filed February 11, 2010)

10.8*	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with each of Louis G. Morris, Laurie D. Grabow, Eugene M. Jordan, II and Melissa L. Burroughs (incorporated by reference to Exhibit 10.8 to form 10-K filed March 14, 2008)

10.9	Memorandum of Understanding between The Old Point National Bank of Phoebus and Tidewater Mortgage Services, Inc., dated September 10, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 9, 2007)

10.10*	Form of 162 Insurance Plan (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 12, 2009)

10.11*	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with Joseph R. Witt

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 30, 2005)

23	Consent of Yount, Hyde & Barbour, P.C.

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/ ROBERT F. SHUFORD, SR.
Robert F. Shuford, Sr.,
Chairman, President & Chief Executive Officer

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT F. SHUFORD, SR. Robert F. Shuford, Sr. Date: March 12, 2010	Chairman, President & Chief Executive Officer and Director Principal Executive Officer

/s/ LAURIE D. GRABOW Laurie D. Grabow Date: March 12, 2010	Chief Financial Officer & Senior Vice President/Finance Principal Financial & Accounting Officer

/s/ DAVID L. BERND*	Director
David L. Bernd

/s/ JAMES READE CHISMAN*	Director
James Reade Chisman

/s/ RICHARD F. CLARK*	Director
Richard F. Clark

/s/ RUSSELL S. EVANS, JR.*	Director
Russell S. Evans, Jr.

/s/ MICHAEL A. GLASSER*	Director
Michael A. Glasser

/s/ DR. ARTHUR D. GREENE*	Director
Dr. Arthur D. Greene

/s/ STEPHEN D. HARRIS*	Director
Stephen D. Harris

/s/ JOHN CABOT ISHON*	Director
John Cabot Ishon

/s/ JOHN B. MORGAN, II*	Director
John B. Morgan, II

/s/ LOUIS G. MORRIS*	Director
Louis G. Morris

/s/ ROBERT L. RIDDLE*	Director
Robert L. Riddle

/s/ DR. H. ROBERT SCHAPPERT*	Director
Dr. H. Robert Schappert

/s/ ROBERT F. SHUFORD, JR.*	Director
Robert F. Shuford, Jr.

/s/ ELLEN CLARK THACKER*	Director
Ellen Clark Thacker

/s/ JOSEPH R. WITT*	Director
Joseph R. Witt

*	By Robert F. Shuford, Sr., as Attorney in Fact

Date: March 12, 2010