Form 10-Q
period 2010-03-31
OLD POINT FINANCIAL CORP
filed 2010-05-07
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to _______

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

4,925,910 shares of common stock ($5.00 par value) outstanding as of April 30, 2010

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Consolidated Balance Sheets
	March 31, 2010 (unaudited) and December 31, 2009	1

	Consolidated Statements of Operations
	Three months ended March 31, 2010 and 2009 (unaudited)	2

	Consolidated Statements of Changes in Stockholders' Equity
	Three months ended March 31, 2010 and 2009 (unaudited)	3

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2010 and 2009 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	[Removed and Reserved]	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	27

(i)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets

Cash and due from banks	$11,990,803	$13,223,901
Federal funds sold	56,475,149	34,412,097
Cash and cash equivalents	68,465,952	47,635,998
Securities available-for-sale, at fair value	188,892,924	173,774,953
Securities held-to-maturity
(fair value approximates $3,131,568 and $2,233,133)	3,112,000	2,212,000
Restricted securities	4,814,700	4,814,700
Loans, net of allowance for loan losses of $11,143,532 and $7,864,451	620,763,756	627,378,089
Premises and equipment, net	30,272,703	30,397,444
Bank owned life insurance	16,495,861	16,290,838
Foreclosed assets, net of valuation allowance of $745,000 and $860,000	7,570,500	7,623,500
Other assets	11,475,510	11,294,719
	$951,863,906	$921,422,241

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$122,888,141	$111,636,590
Savings deposits	206,752,693	205,647,611
Time deposits	356,834,253	345,216,588
Total deposits	686,475,087	662,500,789
Federal funds purchased and other borrowings	1,312,958	1,018,559
Overnight repurchase agreements	52,664,621	49,560,402
Term repurchase agreements	63,864,042	59,858,542
Federal Home Loan Bank advances	65,000,000	65,000,000
Accrued expenses and other liabilities	2,033,063	1,875,496
Total liabilities	871,349,771	839,813,788

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized;
4,925,910 and 4,916,535 shares issued	24,629,550	24,582,675
Additional paid-in capital	15,886,726	15,768,840
Retained earnings	41,058,825	42,518,889
Accumulated other comprehensive loss	(1,060,966)	(1,261,951)
Total stockholders' equity	80,514,135	81,608,453
Total liabilities and equity	$951,863,906	$921,422,241

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$9,486,216	$9,416,606
Interest on federal funds sold	20,346	13,257
Interest on securities:
Taxable	804,256	659,582
Tax-exempt	93,883	159,314
Dividends and interest on all other securities	10,786	146,883
Total interest and dividend income	10,415,487	10,395,642

Interest Expense:
Interest on savings deposits	94,979	94,691
Interest on time deposits	1,860,927	2,828,072
Interest on federal funds purchased, securities sold under
agreements to repurchase and other borrowings	178,325	97,363
Interest on Federal Home Loan Bank advances	829,625	895,375
Total interest expense	2,963,856	3,915,501
Net interest income	7,451,631	6,480,141
Provision for loan losses	4,700,000	1,000,000
Net interest income, after provision for loan losses	2,751,631	5,480,141

Noninterest Income:
Income from fiduciary activities	820,885	764,738
Service charges on deposit accounts	1,314,677	1,336,939
Other service charges, commissions and fees	690,817	612,374
Income from bank owned life insurance	388,845	176,015
Gain on available-for-sale securities, net	76	0
Other operating income	82,548	74,660
Total noninterest income	3,297,848	2,964,726

Noninterest Expense:
Salaries and employee benefits	4,531,082	4,466,012
Occupancy and equipment	1,099,383	1,034,903
FDIC insurance	329,276	102,165
Data processing	296,655	249,250
Customer development	222,299	198,347
Advertising	175,985	171,494
Loan expenses	122,290	134,172
Postage and courier expense	135,621	137,203
Employee professional development	142,900	141,713
Loss (gain) on write-down/sale of foreclosed assets	(46,260)	67,316
Other	725,382	701,512
Total noninterest expense	7,734,613	7,404,087
Income (loss) before income taxes	(1,685,134)	1,040,780
Income tax expense (benefit)	(739,507)	271,076
Net income (loss)	$(945,627)	$769,704

Basic Earnings (Loss) per Share:
Average shares outstanding	4,920,108	4,907,010
Net income (loss) per share of common stock	$(0.19)	$0.16

Diluted Earnings (Loss) per Share:
Average shares outstanding	4,933,582	4,933,018
Net income (loss) per share of common stock	$(0.19)	$0.16

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited)	Stock	Stock	Capital	Earnings	Loss	Total

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Balance at beginning of period	4,916,535	$24,582,675	$15,768,840	$42,518,889	$(1,261,951)	$81,608,453
Comprehensive loss:
Net loss	0	0	0	(945,627)	0	(945,627)
Unrealized holding gains arising during the period
(net of tax, $103,512)	0	0	0	0	200,935	200,935
Reclassification adjustment (net of tax, $26)	0	0	0	0	50	50
Total comprehensive loss	0	0	0	(945,627)	200,985	(744,642)
Exercise of stock options	9,375	46,875	89,450	(32,724)	0	103,601
Disqualification of stock options	0	0	0	10,503	0	10,503
Stock compensation expense	0	0	28,436	0	0	28,436
Cash dividends ($0.10 per share)	0	0	0	(492,216)	0	(492,216)

Balance at end of period	4,925,910	$24,629,550	$15,886,726	$41,058,825	$(1,060,966)	$80,514,135

FOR THE THREE MONTHS ENDED MARCH 31, 2009

Balance at beginning of period	4,905,229	$24,526,145	$15,506,322	$43,250,906	$(385,463)	$82,897,910
Comprehensive income:
Net income	0	0	0	769,704	0	769,704
Unrealized holding losses arising during the period
(net of tax benefit, $150,616)	0	0	0	0	(292,373)	(292,373)
Total comprehensive income	0	0	0	769,704	(292,373)	477,331
Exercise of stock options	2,812	14,060	35,253	(21,719)	0	27,594
Stock compensation expense	0	0	27,569	0	0	27,569
Cash dividends ($0.17 per share)	0	0	0	(834,367)	0	(834,367)

Balance at end of period	4,908,041	$24,540,205	$15,569,144	$43,164,524	$(677,836)	$82,596,037

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(945,627)	$769,704
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	500,371	458,359
Provision for loan losses	4,700,000	1,000,000
Net gain on sale of available-for-sale securities	(76)	0
Net accretion and amortization of securities	4,625	(1,792)
Net (gain) loss on disposal of premises and equipment	207	(648)
Net (gain) loss on write-down/sale of foreclosed assets	(46,260)	67,316
Income from bank owned life insurance	(388,845)	(176,015)
Stock compensation expense	28,436	27,569
Deferred tax (benefit) expense	14,025	(170,000)
Increase in other assets	(551,533)	(922,901)
Increase in other liabilities	157,567	929,340
Net cash provided by operating activities	3,472,890	1,980,931

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(58,478,191)	(66,665,868)
Purchases of held-to-maturity securities	(1,200,000)	0
Purchases of restricted securities	0	(23,650)
Proceeds from maturities and calls of securities	37,273,195	25,116,192
Proceeds from sales of available-for-sale securities	6,687,000	1,350,000
Decrease in loans made to customers	1,914,333	7,318,522
Proceeds from sales of foreclosed assets	536,260	540,591
Purchases of premises and equipment	(375,837)	(1,573,015)
Net cash used in investing activities	(13,643,240)	(33,937,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	11,251,551	(8,286,689)
Increase (decrease) in savings deposits	1,105,082	(2,731,485)
Increase in time deposits	11,617,665	9,866,759
Increase in federal funds purchased, repurchase agreements and
other borrowings	7,404,118	46,402,099
Proceeds from exercise of stock options	103,601	27,595
Disqualification of stock options	10,503	0
Cash dividends paid on common stock	(492,216)	(834,367)
Net cash provided by financing activities	31,000,304	44,443,912

Net increase in cash and cash equivalents	20,829,954	12,487,615
Cash and cash equivalents at beginning of period	47,635,998	47,324,713
Cash and cash equivalents at end of period	$68,465,952	$59,812,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,030,651	$3,838,331

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	$304,523	$(442,989)
Loans transferred to foreclosed assets	$437,000	$1,012,445

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2010 and December 31, 2009, the results of operations, statements of cash flows and changes in stockholders’ equity for the three months ended March 31, 2010 and 2009. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2009 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

Note 2.  Securities
Amortized costs and fair values of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2010
Obligations of U.S. Government agencies	$2,700	$5	$(8)	$2,697
Obligations of state and political subdivisions	412	23	0	435
Total	$3,112	$28	$(8)	$3,132

December 31, 2009
Obligations of U.S. Government agencies	$1,800	$4	$(7)	$1,797
Obligations of state and political subdivisions	412	24	0	436
Total	$2,212	$28	$(7)	$2,233

Amortized costs and fair values of securities available-for-sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2010
U.S. Treasury securities	$400	$0	$0	$400
Obligations of U.S. Government agencies	178,932	603	(387)	179,148
Obligations of state and political subdivisions	6,850	113	0	6,963
Mortgage-backed securities	1,161	24	0	1,185
Money market investments	1,197	0	0	1,197
Total	$188,540	$740	$(387)	$188,893

December 31, 2009
U.S. Treasury securities	$400	$0	$0	$400
Obligations of U.S. Government agencies	161,645	341	(446)	161,540
Obligations of state and political subdivisions	8,702	124	(1)	8,825
Mortgage-backed securities	1,273	31	0	1,304
Money market investments	1,706	0	0	1,706
Total	$173,726	$496	$(447)	$173,775

Temporarily Impaired Securities
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

			March 31, 2010
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$387	$77,856	$0	$0	$387	$77,856

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$8	$1,492	$0	$0	$8	$1,492

Total	$395	$79,348	$0	$0	$395	$79,348

	December 31, 2009
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$446	$49,589	$0	$0	$446	$49,589
Obligations of state and political subdivisions	1	859	0	0	1	859
Total securities available-for-sale	$447	$50,448	$0	$0	$447	$50,448

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$7	$893	$0	$0	$7	$893

Total	$454	$51,341	$0	$0	$454	$51,341

U.S. Government and federal agency obligations
The U.S. Government agencies portfolio had fifteen investments with unrealized losses at March 31, 2010 and ten investments with unrealized losses at December 31, 2009. These unrealized losses were caused by increases in market interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010 or December 31, 2009.

Obligations of state and political subdivisions
The unrealized loss on one investment in obligations of state and political subdivisions at December 31, 2009 was caused by increases in market interest rates. Because the Company does not intend to sell the investment and it is unlikely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2009.

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

The 2009 and 2010 unrealized losses relate to obligations of U.S. Government agencies and state and political subdivisions. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports.  The unrealized losses are a result of changes in market interest rates and not credit issues.  Since the Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

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

The FHLB paid a quarterly dividend for the second, third and fourth quarters of 2009.  The FHLB filed its annual report on Form 10-K in late March 2010.  According to the annual report, the FHLB’s net income for 2009 was $283.5 million, a $29.7 million, or 11.70%, increase from net income for 2008.  On April 29, 2010 the FHLB issued a press release on its earnings for the first quarter of 2010.  Net income for the quarter ended March 31, 2010 was approximately $48 million, compared to a loss of $2 million for the same period in 2009.  As of May 5, 2010, the FHLB had not yet made a determination on whether it would issue a dividend for the first quarter of 2010.  The FHLB reported that it was in compliance with all of its regulatory capital requirements as of December 31, 2009.  Restricted stock, including FHLB stock, is viewed as a long-term investment and the Company has the ability and the intent to hold this stock until its value is recovered.  Therefore, the Company determined the FHLB stock was not impaired as of March 31, 2010.

Note 3.  Loans
Loans at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$99,874	$100,788
Commercial	355,764	345,753
Construction	25,591	30,696
Second mortgages	17,802	19,997
Equity lines of credit	39,355	39,192
Total mortgage loans on real estate	538,386	536,426
Commercial loans	57,765	60,353
Consumer installment loans	30,966	33,371
Other	4,321	4,626
Total loans	631,438	634,776
Net deferred loan costs *	470	466
Less: Allowance for loan losses	(11,144)	(7,864)
Loans, net	$620,764	$627,378

* Net deferred loan costs are part of second mortgages and commercial real estate

The following is a summary of information pertaining to impaired loans, nonaccrual loans and loans ninety days or more past due and still accruing interest:

	March 31,	December 31,
	2010	2009
	(in thousands)
Impaired loans without a valuation allowance	$5,198	$0
Impaired loans with a valuation allowance	10,971	1,105
Total impaired loans	$16,169	$1,105
Valuation allowance related to impaired loans	$3,000	$387
Total nonaccrual loans	$17,534	$4,917
Total loans past-due ninety days or
more and still accruing interest	$266	$389

Note 4.  Allowance for Loan Losses
The following summarizes activity in the allowance for loan losses for the three months ended March 31, 2010 and the year ended December 31, 2009:

	March 31,	December 31,
	2010	2009
	(in thousands)
Balance, beginning of year	$7,864	$6,406
Recoveries	225	937
Provision for loan losses	4,700	6,875
Loans charged off	(1,645)	(6,354)
Balance, end of period	$11,144	$7,864

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

There were no options granted in 2010, 2009 or 2008.

On March 9, 2008, the Company’s 1998 stock option plan expired.  Options to purchase 259,400 shares of common stock were outstanding under the Company’s 1998 stock option plan at March 31, 2010.  The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option plan activity for the three months ended March 31, 2010 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1, 2010	271,275	$18.59
Granted	0	0
Exercised	(9,375)	11.05
Canceled or expired	(2,500)	21.94
Options outstanding, March 31, 2010	259,400	$18.83	4.71	$205
Options exercisable, March 31, 2010	195,674	$18.43	3.79	$205

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.  This amount changes based on changes in the market value of the Company’s stock.

The total proceeds of the in-the-money options exercised during the three months ended March 31, 2010 were $103,601.  The total intrinsic value of options exercised during the same period was $32,724.

As of March 31, 2010, there was $285 thousand of unrecognized compensation cost related to nonvested options.  This cost is expected to be recognized over a weighted-average period of 30 months.

Note 6.  Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan.  The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan.  The components of net periodic pension plan cost are as follows:

Quarter ended March 31,	2010	2009
	Pension Benefits
Interest cost	$78,431	$71,058
Expected return on plan assets	(97,295)	(82,667)
Amortization of net loss	31,702	25,861
Net periodic pension plan cost	$12,838	$14,252

At March 31, 2010, management had not yet determined how much, if any, the Company will contribute to the plan in the year ending December 31, 2010.

Note 7.  Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include 183 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation at March 31, 2010 because they were antidilutive.

Note 8.  Recent Accounting Pronouncements
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166 (SFAS 166), Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company adopted the new guidance in 2010.  This guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities (VIEs).  The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$68,466	$68,466	$47,636	$47,636
Securities available-for-sale	188,893	188,893	173,775	173,775
Securities held-to-maturity	3,112	3,132	2,212	2,233
Restricted securities	4,815	4,815	4,815	4,815
Loans, net of allowances for loan losses	620,764	621,041	627,378	627,354
Accrued interest receivable	2,891	2,891	2,873	2,873

Financial liabilities:
Deposits	686,475	688,099	662,501	664,625
Federal funds purchased and other borrowings	1,313	1,313	1,019	1,019
Overnight repurchase agreements	52,665	52,665	49,560	49,560
Term repurchase agreements	63,864	63,838	59,859	59,878
Federal Home Loan Bank advances	65,000	69,157	65,000	74,043
Accrued interest payable	1,383	1,383	1,449	1,449

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2010 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$188,893	$0	$188,893	$0

		Fair Value Measurements at December 31, 2009 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$173,775	$0	$173,775	$0

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Fair value is measured based on the value of the collateral securing the loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as part of the provision for loan losses on the Consolidated Statements of Operations.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis:

		Carrying Value at March 31, 2010
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$7,971	$0	$6,521	$1,450
Foreclosed assets	$7,571	$234	$7,337	$0

		Carrying Value at December 31, 2009
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$718	$0	$0	$718
Foreclosed assets	$7,623	$0	$7,373	$250

Note 10.  Segment Reporting
The Company operates in a decentralized fashion in three principal business segments: the Bank, the Trust, and the Parent.  Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust’s operating revenues consist principally of income from fiduciary activities.  The Parent’s revenues are mainly interest and dividends received from the Bank and Trust companies.  The Company has no other segments.

	Three Months Ended March 31, 2010
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,402,460	$13,108	$(875,669)	$875,588	$10,415,487
Income from fiduciary activities	0	820,885	0	0	820,885
Other income	2,370,784	117,517	78,038	(89,376)	2,476,963
Total operating income	12,773,244	951,510	(797,631)	786,212	13,713,335

Expenses
Interest expense	2,967,062	0	3,055	(6,261)	2,963,856
Provision for loan losses	4,700,000	0	0	0	4,700,000
Salaries and employee benefits	3,894,078	502,448	134,556	0	4,531,082
Other expenses	3,035,572	222,730	34,605	(89,376)	3,203,531
Total operating expenses	14,596,712	725,178	172,216	(95,637)	15,398,469

Income (loss) before taxes	(1,823,468)	226,332	(969,847)	881,849	(1,685,134)

Income tax expense (benefit)	(792,240)	76,953	(24,220)	0	(739,507)

Net income (loss)	$(1,031,228)	$149,379	$(945,627)	$881,849	$(945,627)

Total assets	$947,254,649	$5,058,191	$80,762,362	$(81,211,296)	$951,863,906

	Three Months Ended March 31, 2009
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,370,639	$23,593	$849,499	$(848,089)	$10,395,642
Income from fiduciary activities	0	764,738	0	0	764,738
Other income	2,105,863	108,451	75,000	(89,326)	2,199,988
Total operating income	12,476,502	896,782	924,499	(937,415)	13,360,368

Expenses
Interest expense	3,919,416	0	0	(3,915)	3,915,501
Provision for loan losses	1,000,000	0	0	0	1,000,000
Salaries and employee benefits	3,823,851	505,191	136,970	0	4,466,012
Other expenses	2,772,650	208,876	47,555	(91,006)	2,938,075
Total operating expenses	11,515,917	714,067	184,525	(94,921)	12,319,588

Income (loss) before taxes	960,585	182,715	739,974	(842,494)	1,040,780

Income tax expense (benefit)	238,683	62,123	(29,730)	0	271,076

Net income (loss)	$721,902	$120,592	$769,704	$(842,494)	$769,704

Total assets	$877,141,505	$5,960,775	$82,843,798	$(85,103,073)	$880,843,005

The Bank extends a line of credit to the Parent; this line of credit is used primarily to repurchase the Parent’s publicly traded stock.  Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%.  This loan is secured by a held-to-maturity security with a book value of $412 thousand and a market value of $435 thousand.  Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers.  These transactions are eliminated to reach consolidated totals.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic and business conditions, the quality or composition of the loan or investment portfolios, the size of the provision for loan losses, the adequacy of the allowance for loan losses, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, Federal Deposit Insurance Corporation (FDIC) premiums and/or assessments, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines.  Monetary and fiscal policies of the U.S. Government could also adversely affect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA) and other policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

The Company has experienced losses due to the current economic climate.  Dramatic declines in the residential and commercial real estate market in the past year have resulted in increases in nonperforming assets and significant write-downs of asset values by the Company as well as by other financial institutions in the U.S. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility.

On May 22, 2009, the FDIC approved a final rule to impose a special assessment of 5 basis points on each bank’s total assets minus Tier 1 capital in order to replenish the Deposit Insurance Fund.  This special assessment plus higher quarterly assessments have impacted and will continue to impact the Company’s performance by directly increasing expenses.

It is not clear what other impacts the EESA, the ARRA or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry.  It is also not clear what effects future regulatory reforms may have on financial markets, the financial services industry and depository institutions. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

General
The Company is the parent company of the Bank and Trust. The Bank is a locally managed community bank serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank currently has 21 branch offices.   Trust is a wealth management services provider.

Critical Accounting Policies and Estimates
As of March 31, 2010, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2009 annual report on Form 10-K.  That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments:  the allowance for loan losses.  In the first quarter of 2010, there was a slight change to the critical accounting estimate for the allowance for loan losses in the period used to calculate the historic loss.  See the Allowance for Loan Loss section in this Management’s Discussion and Analysis for more details about this slight change.

Earnings Summary
Net loss for the first quarter of 2010 was $946 thousand as compared with net income of $770 thousand earned in the first quarter of 2009, a decrease of $1.7 million or 222.86%. During the first quarter of 2010, the Company increased its loan loss provision to $4.7 million compared to $1.0 million in the first quarter of 2009. The increase to the loan loss provision was made to ensure that the Company has adequately provided for potential loan losses due largely to ongoing difficulty in the commercial real estate sector. In addition, the cost of FDIC insurance increased by $227 thousand over the first quarter of 2009. Basic and diluted losses per share for the first quarter of 2010 were $0.19. Basic and diluted earnings per share for the first quarter of 2009 were $0.16.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them.  Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.  The net interest yield is calculated by dividing tax-equivalent net interest income by average earning assets.  Net interest income, on a fully tax equivalent basis, was $7.5 million in the first quarter of 2010, an increase of $936 thousand from the first quarter of 2009.  The net interest yield was 3.51% in the first quarter of 2010 and 3.35% in the first quarter of 2009. The net interest yield was higher in the first quarter of 2010 as compared to the first quarter of 2009, because the cost of average interest-bearing liabilities decreased by 34 basis points more than the yield on average earning assets decreased.

Tax-equivalent interest income decreased by only $15 thousand, or 0.14%, in the first quarter of 2010 compared to the same period of 2009.  Average earning assets grew $70.2 million, or 8.93%, compared to the first quarter of 2009.  Interest expense decreased $951 thousand, or 24.29%, and average interest-bearing liabilities increased by $77.2 million, or 11.98% in the first quarter of 2010 compared to the same period of 2009.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%.  The FOMC has kept the Federal Funds Target Rate unchanged during 2009 and the first quarter of 2010. As higher yielding earning assets and higher-cost interest-bearing liabilities that were booked prior to 2008 mature, they are being replaced with lower yielding earning assets and lower cost interest-bearing liabilities.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields.  Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended March 31,
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(in thousands)
	(unaudited)
Loans*	$632,585	$9,502	6.01%	$634,835	$9,433	5.94%
Investment securities:
Taxable	171,106	804	1.88%	91,563	660	2.88%
Tax-exempt*	7,902	142	7.19%	13,901	241	6.93%
Total investment securities	179,008	946	2.11%	105,464	901	3.42%
Federal funds sold	38,750	20	0.21%	22,869	13	0.23%
Other investments	6,366	11	0.69%	23,331	147	2.52%
Total earning assets	856,709	$10,479	4.89%	786,499	$10,494	5.34%
Allowance for loan losses	(8,083)			(6,458)
Other nonearning assets	77,467			64,446
Total assets	$926,093			$844,487

Time and savings deposits:
Interest-bearing transaction accounts	$10,611	$2	0.08%	$9,308	$2	0.09%
Money market deposit accounts	150,439	81	0.22%	131,124	79	0.24%
Savings accounts	43,302	12	0.11%	39,403	14	0.14%
Time deposits, $100,000 or more	198,820	711	1.43%	136,219	1,051	3.09%
Other time deposits	147,555	1,150	3.12%	203,879	1,777	3.49%
Total time and savings deposits	550,727	1,956	1.42%	519,933	2,923	2.25%
Federal funds purchased, repurchase agreements and other borrowings	105,990	178	0.67%	54,590	97	0.71%
Federal Home Loan Bank advances	65,000	830	5.11%	70,000	895	5.11%
Total interest-bearing liabilities	721,717	2,964	1.64%	644,523	3,915	2.43%
Demand deposits	119,263			113,729
Other liabilities	2,721			3,118
Stockholders' equity	82,392			83,117
Total liabilities and stockholders' equity	$926,093			$844,487
Net interest income/yield		$7,515	3.51%		$6,579	3.35%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio.

The provision for loan losses was $4.7 million in the first quarter of 2010, as compared to $1.0 million in the first quarter of 2009.  This additional expense was based on management’s estimate of credit losses that may be sustained in the loan portfolio.  Management’s evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external bank regulatory examinations.  These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision.

The increase in the provision for loan losses was primarily due to two reasons.  First, a lending relationship of $9.4 million was placed in nonaccrual.  This loan is secured by commercial real estate and other collateral that have a combined value of $6.6 million, leaving an unsecured amount of $2.8 million.  Second, management changed the historical loss calculation of the allowance for loan losses to focus on the more recent nine quarters to reflect the current economic environment.  For more information regarding the change of the historical loss calculation, see the Allowance for Loan Losses section of this form 10Q.  Management believes that the large increase in the provision for the first quarter will not continue and the provision should be lower in the future.

Net loans charged off were $1.4 million for the first quarter of 2010 as compared to $392 thousand for the first quarter of 2009. On an annualized basis, net loan charge-offs were 0.90% of total loans for the first three months of 2010 compared with 0.25% for the same period in 2009. Net loan charge-offs have increased reflecting ongoing difficulty in the commercial real estate sector. Management believes that net loans charged-off will remain at this historically high level until the economy is well into recovery.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans, and foreclosed assets. Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties.  As of March 31, 2010, the Company had one restructured loan that was still accruing interest.  This loan is secured by commercial real estate. The customer entered into a forbearance agreement in 2009 and is currently in compliance with the terms of this agreement.  Foreclosed assets is real estate from foreclosures of collateral of loans. $266 thousand of the Company’s nonperforming loans consist of loans 90 days past due but still accruing interest, with $68 thousand of such loans secured by real estate.  The majority of the loans 90 days past due but still accruing interest are classified as substandard.  As noted below, substandard loans are a component of the allowance for loan losses.  When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is reviewed for impairment. If the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The following table presents information concerning nonperforming assets:

NONPERFORMING ASSETS

	March 31,	December 31,	Increase
	2010	2009	(Decrease)
	(unaudited)
	(in thousands)
Nonaccrual loans
Commercial	$178	$255	$(77)
Real estate-construction	524	524	0
Real estate-mortgage	16,817	4,109	12,708
Installment loans to individuals	15	29	(14)
Total nonaccrual loans	$17,534	$4,917	$12,617
Loans past due 90 days or more and accruing interest
Commercial	$25	$40	$(15)
Real estate-mortgage	68	228	(160)
Installment loans to individuals	169	117	52
Other	4	4	0
Total loans past due 90 days or more and accruing interest	$266	$389	$(123)
Restructured loans (accrual)
Real estate-mortgage	$2,480	$0	$2,480
Total restructured loans (accrual)	$2,480	$0	$2,480
Foreclosed assets
Real estate-construction	$5,150	$5,149	$1
Real estate-mortgage	2,421	2,474	(53)
Total foreclosed assets	$7,571	$7,623	$(52)
Total nonperforming assets	$27,851	$12,929	$14,922

The large increase in the nonaccrual loan category is mainly due to one credit relationship of $9.4 million or 74.60% of the $12.6 million total increase in that category.  This loan is secured by commercial real estate and other collateral that have a combined value of $6.6 million. The majority of the balance of nonaccrual loans is related to a few large credit relationships.  Of the $17.5 million of nonaccrual loans at March 31, 2010, $16.5 million or 94.29% was comprised of six credit relationships: the $9.4 million relationship discussed above and five other relationships of $2.2 million, $2.1 million, $1.6 million, $688 thousand and $524 thousand.

Management believes that the increase in nonperforming assets could continue to have a negative effect on the Company’s condition if current economic conditions do not improve. As was seen in the quarter ended March 31, 2010, the effect would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs. Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. Management will work with customers that are having difficulties meeting their loan payments, and considers foreclosure a last resort.

As reflected in the $14.9 million increase in nonperforming assets during the first three months of 2010, the quality of the Company’s loan portfolio declined. Due to this decline, management has increased the allowance for loan losses to $11.1 million as of March 31, 2010 as compared to a balance of $7.9 million as of December 31, 2009. As of March 31, 2010, the allowance for loan losses was 40.01% of nonperforming assets and 54.95% of nonperforming loans. The definition of nonperforming loans is nonperforming assets less foreclosed assets. The allowance for loan losses was 1.76% of total loans on March 31, 2010 and 1.24% of total loans on December 31, 2009.

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

Historical loss rates, adjusted for the current environment, are applied to the above five pools of loans, except for doubtful and substandard loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. The historical loss for the first quarter of 2010 is based on the past nine quarters.  In prior periods, the historical loss was based on the past four years.  In management’s opinion, this change more accurately reflects the loss potential of the loan portfolio in the current economic environment.  The historical loss component of the allowance amounted to $3.8 million as of March 31, 2010.  Under the original four-year historical loss method, this component would have been $680 thousand lower, or $3.1 million as of March 31, 2010.

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

The majority of the Company’s nonperforming loans are collateralized by real estate.  When reviewing loans for impairment or when the Company takes loan collateral due to loan default, it obtains current appraisals.  Any loan balance that is in excess of the appraised value is allocated in the allowance.  In the current real estate market, appraisers are having difficulty finding comparable sales, which is causing some appraisals to be very low and in some cases involving construction the properties cannot be completed for the amount at which they are being appraised.  As a result, the Company is being conservative in its valuation of collateral which results in higher than normal charged off loans and higher than normal increases to the Company’s allowance for loan losses.  As of March 31, 2010, the impaired loan component of the allowance amounted to $3.0 million and is reflected as a valuation allowance related to impaired loans in Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, concentrations, and legal and regulatory changes. Due to the decline in the overall economy in 2008 and 2009, management increased the component of the allowance for loan losses related to the economy in each of the loan portfolios in 2009.  This component remains at this level for the first quarter of 2010. The qualitative component of the allowance amounted to $4.3 million as of March 31, 2010.

As a result of these changes and the overall increase in nonperforming assets, the Company added $4.7 million to the allowance for loan losses in the first three months of 2010.  Management is concerned about the changes in the nonperforming assets but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information.  The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Noninterest Income
For the first quarter of 2010, noninterest income increased $333 thousand, or 11.24%, as compared to the same period in 2009. This increase was due to several factors. $56 thousand of the increase was due to higher income from fiduciary activities. The majority of the $78 thousand increase in other service charges, commission and fees was related to higher income from debit card and ATM fees. Income from bank owned life insurance increased $213 thousand, due to the receipt of bank owned life insurance proceeds and additional insurance purchased in 2009.

Noninterest Expense
For the first quarter of 2010, noninterest expense increased $331 thousand, or 4.46%, over the first quarter of 2009. The largest portion of the increase in noninterest expense was related to FDIC insurance costs.  In the first quarter of 2010, FDIC insurance expense was $227 thousand higher than the same period in 2009.  Salaries and employee benefits increased only $65 thousand or 1.46%. Loss (gain) on write-down/sale of foreclosed assets was $114 thousand less in the first quarter of 2010 as compared to the first quarter of 2009.  The Company does not anticipate that this trend will continue.

As in 2009, management is keenly aware of the need to improve net income and continues to monitor expenses.

Balance Sheet Review
At March 31, 2010, the Company had total assets of $951.9 million, an increase of 3.30% from $921.4 million at December 31, 2009.  Net loans as of March 31, 2010 were $620.8 million, a decrease of 1.05% from $627.4 million at December 31, 2009. The decrease in loans was partly due to the net increase of $3.3 million of the allowance for loan losses.  The Company has ample liquidity to fund new loans.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of March 31, 2010.

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

The following table details, as of March 31, 2010, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens

	Amount	Percent
Subprime	$26,049,942	20.4%
Non subprime	101,889,046	79.6%
	$127,938,988	100.0%

Total loans	$631,907,288
Percentage of Real-Estate Secured Subprime Loans to Total Loans		4.12%

In addition to the subprime loans secured by real estate discussed above, as of March 31, 2010, the Company had an additional $5.5 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate.  Together with the subprime loans secured by real estate, the Company’s total subprime loans as of March 31, 2010 were $31.5 million, amounting to 4.99% of the Company’s total loans at March 31, 2010.  The Company’s total subprime loans as of December 31, 2009 were $33.1 million or 5.20% of the Company’s total loans.  There has been a reduction of $1.6 million or 21 basis points in the first quarter of 2010 in subprime loans.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first three months of 2010 were $926.1 million compared to $844.5 million for the first three months of 2009.  The growth in average assets in 2010 was due to the growth in average investment securities, which increased 69.73% as compared to the same period in 2009. A portion of this strong growth was due to the $17.6 million of funds that were in other investments as of March 31, 2009 maturing and being replaced with investment securities as of March 31, 2010.

Total available-for-sale and held-to-maturity securities at March 31, 2010 were $192.0 million, an increase of 9.10% from $176.0 million at December 31, 2009.  Since loan demand has slowed this year, the Company has increased its security holdings. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At March 31, 2010, total deposits increased by $24.0 million or 3.62% from $662.5 million at December 31, 2009. In addition to strong deposit growth, the Company experienced strong growth in its repurchase agreements.  Repurchase agreements and other borrowings increased $7.4 million, or 6.70% since December 31, 2009. The Bank’s repurchase agreements are fully collateralized by government agencies, providing customers with protection for funds that might otherwise exceed the limit for FDIC insurance coverage.

Capital Resources
Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2).  Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill.  Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.  The following is a summary of the Company’s capital ratios at March 31, 2010.  As shown below, these ratios were all well above the regulatory minimum levels.

	2010
	Regulatory
	Minimums	March 31, 2010
Tier 1	4.00%	11.67%
Total Capital	8.00%	12.93%
Tier 1 Leverage	4.00%	8.81%

First quarter-end book value per share was $16.35 in 2010 and $16.83 in 2009.  Cash dividends were $492 thousand or $0.10 per share in the first quarter of 2010 and $834 thousand or $0.17 per share for the first quarter of 2009. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large stable deposit base.  In addition, secondary sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB.  As of the end of the first quarter of 2010, the Company had $219.2 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks.  As of the end of the first quarter of 2010, the Company had $27.6 million available in federal funds to handle any short-term borrowing needs.

Management is aware of the current market and institutional trends, events and uncertainties, including market disruptions and significant restrictions on availability of capital in the U.S. and global economies.  However, management does not expect the trends, events and uncertainties to have a material effect on the liquidity or capital resources of the Company.  Management is not aware of any current recommendations by regulatory authorities that would have a material effect on liquidity or capital resources. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale.  The Company’s primary external source of liquidity is advances from the FHLB.

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

The Company has plans to expand the building of a current branch office.  The Company has not signed a contract with a general contractor for this project as of the filing of this Form 10-Q but anticipates that the project will likely cost between $6.0 and $8.0 million over the next three years.

As of March 31, 2010, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2009 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2010, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2009 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2010.  It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits.  At March 31, 2010, non-maturing deposit liabilities totaled $329.6 million or 48.02% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s earnings at March 31, 2010.  The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.81% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 0.98% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 2.45% increase in net interest income.

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

Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

As of March 31, 2010, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2009 annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of the Company’s common stock during the quarter ended March 31, 2010.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

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

OLD POINT FINANCIAL CORPORATION

May 7, 2010	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 7, 2010	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/ Finance
(Principal Financial & Accounting Officer)