Form 10-Q
period 2010-06-30
OLD POINT FINANCIAL CORP
filed 2010-08-09
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

4,925,910 shares of common stock ($5.00 par value) outstanding as of July 30, 2010

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements.	1

	Consolidated Balance Sheets
	June 30, 2010 (unaudited) and December 31, 2009	1

	Consolidated Statements of Operations
	Three months ended June 30, 2010 and 2009 (unaudited)
	Six months ended June 30, 2010 and 2009 (unaudited)	2

	Consolidated Statements of Changes in Stockholders' Equity
	Six months ended June 30, 2010 and 2009 (unaudited)	3

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2010 and 2009 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	28

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	[Removed and Reserved]	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

(i)
PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Cash and due from banks	$16,049,456	$13,223,901
Federal funds sold	21,019,836	34,412,097
Cash and cash equivalents	37,069,292	47,635,998
Securities available-for-sale, at fair value	186,015,876	173,774,953
Securities held-to-maturity (fair value approximates $2,846,208 and $2,233,133)	2,812,000	2,212,000
Restricted securities	4,814,700	4,814,700
Loans, net of allowance for loan losses of $11,706,850 and $7,864,451	612,688,971	627,378,089
Premises and equipment, net	29,880,768	30,397,444
Bank owned life insurance	17,646,947	16,290,838
Foreclosed assets, net of valuation allowance of $761,500 and $860,000	9,883,600	7,623,500
Other assets	11,557,096	11,294,719
	$912,369,250	$921,422,241

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$121,596,214	$111,636,590
Savings deposits	214,857,402	205,647,611
Time deposits	350,232,976	345,216,588
Total deposits	686,686,592	662,500,789
Federal funds purchased and other borrowings	1,093,177	1,018,559
Overnight repurchase agreements	48,858,124	49,560,402
Term repurchase agreements	57,018,425	59,858,542
Federal Home Loan Bank advances	35,000,000	65,000,000
Accrued expenses and other liabilities	1,718,346	1,875,496
Total liabilities	830,374,664	839,813,788

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized;
4,925,910 and 4,916,535 shares issued and outstanding	24,629,550	24,582,675
Additional paid-in capital	15,915,198	15,768,840
Retained earnings	41,820,625	42,518,889
Accumulated other comprehensive loss, net	(370,787)	(1,261,951)
Total stockholders' equity	81,994,586	81,608,453
Total liabilities and stockholders' equity	$912,369,250	$921,422,241

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$9,258,835	$9,400,770	$18,745,051	$18,817,376
Interest on federal funds sold	28,137	8,770	48,483	22,027
Interest on securities:
Taxable	849,035	710,202	1,653,291	1,369,784
Tax-exempt	73,643	154,319	167,526	313,633
Dividends and interest on all other securities	11,581	119,959	22,367	266,842
Total interest and dividend income	10,221,231	10,394,020	20,636,718	20,789,662

Interest Expense:
Interest on savings deposits	98,479	98,375	193,458	193,066
Interest on time deposits	1,703,128	2,607,016	3,564,055	5,435,088
Interest on federal funds purchased, securities sold under
agreements to repurchase and other borrowings	182,823	144,056	361,148	241,419
Interest on Federal Home Loan Bank advances	710,632	853,454	1,540,257	1,748,829
Total interest expense	2,695,062	3,702,901	5,658,918	7,618,402
Net interest income	7,526,169	6,691,119	14,977,800	13,171,260
Provision for loan losses	1,300,000	3,000,000	6,000,000	4,000,000
Net interest income, after provision for loan losses	6,226,169	3,691,119	8,977,800	9,171,260

Noninterest Income:
Income from fiduciary activities	780,963	763,482	1,601,848	1,528,220
Service charges on deposit accounts	1,280,064	1,375,733	2,594,741	2,712,672
Other service charges, commissions and fees	753,989	655,888	1,444,806	1,268,262
Income from bank owned life insurance	210,478	176,014	599,323	352,029
Gain on available-for-sale securities, net	0	0	76	0
Other operating income	102,272	129,350	184,820	204,010
Total noninterest income	3,127,766	3,100,467	6,425,614	6,065,193

Noninterest Expense:
Salaries and employee benefits	4,621,668	4,348,441	9,152,750	8,814,453
Occupancy and equipment	1,050,934	1,011,600	2,150,317	2,046,503
FDIC insurance	316,905	750,897	646,181	853,062
Data processing	305,153	274,045	601,808	523,295
Customer development	217,931	183,813	440,230	382,160
Advertising	174,296	180,086	350,281	351,580
Loan expenses	241,583	166,802	363,873	300,974
Postage and courier expense	134,781	131,376	270,402	268,579
Employee professional development	117,139	130,107	260,039	271,820
Legal and audit expenses	214,607	95,056	319,738	199,423
Loss (gain) on write-down/sale of foreclosed assets	(4,787)	73,893	(51,047)	141,209
Other	585,255	544,729	1,205,506	1,141,874
Total noninterest expense	7,975,465	7,890,845	15,710,078	15,294,932
Income (loss) before income taxes	1,378,470	(1,099,259)	(306,664)	(58,479)
Income tax expense (benefit)	370,374	(477,341)	(369,133)	(206,265)
Net income (loss)	$1,008,096	$(621,918)	$62,469	$147,786

Basic Earnings (Loss) per Share:
Average shares outstanding	4,925,910	4,908,216	4,923,025	4,907,616
Net income (loss) per share of common stock	$0.21	$(0.13)	$0.01	$0.03

Diluted Earnings (Loss) per Share:
Average shares outstanding	4,932,233	4,940,606	4,933,023	4,937,085
Net income (loss) per share of common stock	$0.20	$(0.13)	$0.01	$0.03

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited)	Stock	Stock	Capital	Earnings	Loss	Total

FOR THE SIX MONTHS ENDED JUNE 30, 2010

Balance at beginning of period	4,916,535	$24,582,675	$15,768,840	$42,518,889	$(1,261,951)	$81,608,453
Comprehensive income:
Net income	0	0	0	62,469	0	62,469
Unrealized holding gains arising during the period(net of tax, $459,059)	0	0	0	0	891,114	891,114
Reclassification adjustment (net of tax, $26)	0	0	0	0	50	50
Total comprehensive income	0	0	0	62,469	891,164	953,633
Exercise of stock options	9,375	46,875	89,450	(32,724)	0	103,601
Tax benefit from disqualification of stock options	0	0	0	10,503	0	10,503
Stock compensation expense	0	0	56,908	0	0	56,908
Cash dividends ($0.15 per share)	0	0	0	(738,512)	0	(738,512)

Balance at end of period	4,925,910	$24,629,550	$15,915,198	$41,820,625	$(370,787)	$81,994,586

FOR THE SIX MONTHS ENDED JUNE 30, 2009

Balance at beginning of period	4,905,229	$24,526,145	$15,506,322	$43,250,906	$(385,463)	$82,897,910
Comprehensive income:
Net income	0	0	0	147,786	0	147,786
Unrealized holding losses arising during the period (net of tax benefit, $52,825)	0	0	0	0	(102,542)	(102,542)
Total comprehensive income	0	0	0	147,786	(102,542)	45,244
Repurchase and retirement of common stock	(1,818)	(9,090)	0	(27,189)	0	(36,279)
Exercise of stock options	5,624	28,120	77,308	(41,541)	0	63,887
Stock compensation expense	0	0	54,782	0	0	54,782
Cash dividends ($0.27 per share)	0	0	0	(1,325,171)	0	(1,325,171)

Balance at end of period	4,909,035	$24,545,175	$15,638,412	$42,004,791	$(488,005)	$81,700,373

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,469	$147,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	992,608	914,978
Provision for loan losses	6,000,000	4,000,000
Net gain on sale of available-for-sale securities	(76)	0
Net accretion and amortization of securities	7,208	(11,792)
Net (gain) loss on disposal of premises and equipment	(3,773)	152
Net (gain) loss on write-down/sale of foreclosed assets	(51,047)	141,209
Income from bank owned life insurance	(599,323)	(352,029)
Stock compensation expense	56,908	54,782
Deferred tax benefit	(1,368,017)	(297,243)
Increase in other assets	(2,380,833)	(8,378,041)
Decrease in other liabilities	(157,150)	(134,279)
Net cash provided by (used in) operating activities	2,558,974	(3,914,477)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(94,172,153)	(98,911,221)
Purchases of held-to-maturity securities	(1,200,000)	(600,000)
Purchases of restricted securities	0	(23,650)
Proceeds from maturities and calls of securities	76,290,349	58,494,528
Proceeds from sales of available-for-sale securities	7,584,000	2,295,000
Decrease in loans made to customers	8,689,118	1,900,825
Proceeds from sales of foreclosed assets	1,001,547	2,972,418
Purchase of Bank Owned Life Insurance	(940,000)	0
Purchases of premises and equipment	(472,159)	(2,664,019)
Net cash used in investing activities	(3,219,298)	(36,536,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	9,959,624	(14,210,384)
Increase (decrease) in savings deposits	9,209,791	(1,354,727)
Increase (decrease) in time deposits	5,016,388	(4,349,934)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	(3,467,777)	44,346,008
Decrease in Federal Home Loan Bank advances	(30,000,000)	(5,000,000)
Proceeds from exercise of stock options	103,601	63,887
Repurchase and retirement of common stock	0	(36,279)
Tax benefit from disqualification of stock options	10,503	0
Cash dividends paid on common stock	(738,512)	(1,325,171)
Net cash provided by (used in) financing activities	(9,906,382)	18,133,400

Net decrease in cash and cash equivalents	(10,566,706)	(22,317,196)
Cash and cash equivalents at beginning of period	47,635,998	47,324,713
Cash and cash equivalents at end of period	$37,069,292	$25,007,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,893,247	$7,732,570
Income tax	$950,000	$650,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	$1,350,249	$(155,367)
Loans transferred to foreclosed assets	$3,210,600	$8,485,524

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009 and statements of cash flows and changes in stockholders’ equity for the six months ended June 30, 2010 and 2009. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2.  Securities
Amortized costs and fair values of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2010
Obligations of U.S. Government agencies	$2,400	$12	$0	$2,412
Obligations of state and political subdivisions	412	22	0	434
Total	$2,812	$34	$0	$2,846

December 31, 2009
Obligations of U.S. Government agencies	$1,800	$4	$(7)	$1,797
Obligations of state and political subdivisions	412	24	0	436
Total	$2,212	$28	$(7)	$2,233

Amortized costs and fair values of securities available-for-sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2010
U.S. Treasury securities	$599	$0	$0	$599
Obligations of U.S. Government agencies	177,324	1,289	0	178,613
Obligations of state and political subdivisions	4,787	98	0	4,885
Mortgage-backed securities	525	12	0	537
Money market investments	1,382	0	0	1,382
Total	$184,617	$1,399	$0	$186,016

December 31, 2009
U.S. Treasury securities	$400	$0	$0	$400
Obligations of U.S. Government agencies	161,645	341	(446)	161,540
Obligations of state and political subdivisions	8,702	124	(1)	8,825
Mortgage-backed securities	1,273	31	0	1,304
Money market investments	1,706	0	0	1,706
Total	$173,726	$496	$(447)	$173,775

Temporarily Impaired Securities
The following table shows the gross unrealized losses and fair value at December 31, 2009 of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  The Company had no securities with unrealized losses as of June 30, 2010.

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

U.S. Government and federal agency obligations
The U.S. Government agencies portfolio had ten investments with unrealized losses at December 31, 2009. These unrealized losses were caused by increases in market interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments, and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Obligations of state and political subdivisions
The unrealized loss on one investment in obligations of state and political subdivisions at December 31, 2009 was caused by increases in market interest rates. Because the Company does not intend to sell the investment, and management believes it is unlikely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2009.

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

The FHLB paid a quarterly dividend for the second, third and fourth quarters of 2009 and the first and second quarters of 2010.  The FHLB filed its annual report on Form 10-K in late March 2010.  According to the annual report, the FHLB’s net income for 2009 was $283.5 million, a $29.7 million, or 11.70%, increase from net income for 2008.  On April 29, 2010, the FHLB issued a press release on its earnings for the first quarter of 2010.  Net income for the quarter ended March 31, 2010 was approximately $48 million, compared to a loss of $2 million for the same period in 2009.  On July 29, 2010, the FHLB issued a press release on its earnings for the second quarter of 2010.  Net income for the quarter ended June 30, 2010 was approximately $75 million, down from $192 million in the second quarter of 2009.  The decrease in net income was mainly due to net losses on derivatives and hedging activities in the second quarter of 2010.  The FHLB reported that it was in compliance with all of its regulatory capital requirements as of December 31, 2009.  Restricted stock, including FHLB stock, is viewed as a long-term investment and the Company has the ability and the intent to hold this stock until its value is recovered.  Therefore, the Company determined the FHLB stock was not impaired as of June 30, 2010.

Note 3.  Loans
The Company’s loan portfolio is summarized as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$99,141	$100,788
Commercial	356,279	345,753
Construction	20,913	30,696
Second mortgages	17,635	19,997
Equity lines of credit	39,898	39,192
Total mortgage loans on real estate	533,866	536,426
Commercial loans	56,067	60,353
Consumer installment loans	29,163	33,371
Other	4,801	4,626
Total loans	623,897	634,776
Net deferred loan costs *	499	466
Less: Allowance for loan losses	(11,707)	(7,864)
Loans, net	$612,689	$627,378

* Net deferred loan costs are part of second mortgages and commercial real estate

The following is a summary of information pertaining to impaired loans, nonaccrual loans and loans ninety days or more past due and still accruing interest:

	June 30,	December 31,
	2010	2009
	(in thousands)
Impaired loans without a valuation allowance	$4,001	$0
Impaired loans with a valuation allowance	13,578	1,105
Total impaired loans	$17,579	$1,105
Valuation allowance related to impaired loans	$3,597	$387
Total nonaccrual loans	$18,677	$4,917
Total loans past-due ninety days or more and still accruing interest	$659	$389

Note 4.  Allowance for Loan Losses
The following summarizes activity in the allowance for loan losses for the six months ended June 30, 2010 and the year ended December 31, 2009:

	June 30,	December 31,
	2010	2009
	(in thousands)
Balance, beginning of year	$7,864	$6,406
Recoveries	403	937
Provision for loan losses	6,000	6,875
Loans charged off	(2,560)	(6,354)
Balance, end of period	$11,707	$7,864

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

There were no options granted in the first six months of 2010 or in 2009.

On March 9, 2008, the Company’s 1998 stock option plan expired.  Options to purchase 255,025 shares of common stock were outstanding under the Company’s 1998 stock option plan at June 30, 2010.  The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option plan activity for the six months ended June 30, 2010 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1, 2010	271,275	$18.59
Granted	0	0
Exercised	(9,375)	11.05
Canceled or expired	(6,875)	19.48
Options outstanding, June 30, 2010	255,025	$18.84	4.48	$72
Options exercisable, June 30, 2010	192,049	$18.45	3.55	$72

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.  This amount changes based on changes in the market value of the Company’s stock.

The total proceeds of the in-the-money options exercised during the six months ended June 30, 2010 were $103,601.  The total intrinsic value of options exercised during the same period was $32,724.

As of June 30, 2010, there was $256 thousand of unrecognized compensation cost related to nonvested options.  This cost is expected to be recognized over a weighted-average period of 27 months.

Note 6.  Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan.  The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan.  The components of net periodic pension plan cost are as follows:

Quarter ended June 30,	2010	2009
	Pension Benefits
Interest cost	$78,431	$71,058
Expected return on plan assets	(97,296)	(82,666)
Amortization of prior service cost	0	0
Amortization of net loss	31,701	25,861
Net periodic pension plan cost	$12,836	$14,253

Six months ended June 30,	2010	2009
	Pension Benefits
Interest cost	$156,862	$142,116
Expected return on plan assets	(194,591)	(165,333)
Amortization of prior service cost	0	0
Amortization of net loss	63,403	51,722
Net periodic pension plan cost	$25,674	$28,505

At June 30, 2010, management had not yet determined how much, if any, the Company will contribute to the plan in the year ending December 31, 2010.

Note 7.  Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include 181 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation at June 30, 2010 because they were antidilutive.

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

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (ASU 2009-15). ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of a convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs (ASU 2010-04). ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures and require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 31, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$37,069	$37,069	$47,636	$47,636
Securities available-for-sale	186,016	186,016	173,775	173,775
Securities held-to-maturity	2,812	2,846	2,212	2,233
Restricted securities	4,815	4,815	4,815	4,815
Loans, net of allowances for loan losses	612,689	612,434	627,378	627,354
Accrued interest receivable	2,421	2,421	2,873	2,873

Financial liabilities:
Deposits	686,687	678,216	662,501	664,625
Federal funds purchased and other borrowings	1,093	1,093	1,019	1,019
Overnight repurchase agreements	48,858	48,858	49,560	49,560
Term repurchase agreements	57,018	57,002	59,859	59,878
Federal Home Loan Bank advances	35,000	39,606	65,000	74,043
Accrued interest payable	1,215	1,215	1,449	1,449

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale
Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  Currently, all of the Company’s non-restricted securities are considered to be Level 2 securities.

The following table presents the balances of certain financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2010 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$186,016	$0	$186,016	$0

		Fair Value Measurements at December 31, 2009 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$173,775	$0	$173,775	$0

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP.  Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis:

		Carrying Value at June 30, 2010
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$9,981	$0	$7,494	$2,487
Foreclosed assets	$9,884	$0	$9,884	$0

		Carrying Value at December 31, 2009
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$718	$0	$0	$718
Foreclosed assets	$7,623	$0	$7,373	$250

Note 10.  Segment Reporting
The Company operates in a decentralized fashion in three principal business segments: The Old Point National Bank of Phoebus (the Bank), Old Point Trust & Financial Services, N. A. (Trust), and the Company as a separate segment (for purposes of this Note, the Parent).  Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust’s operating revenues consist principally of income from fiduciary activities.  The Parent’s revenues are mainly interest and dividends received from the Bank and Trust companies.  The Company has no other segments.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Information about reportable segments and reconciliation of such information to the consolidated financial statements follows:

	Three Months Ended June 30, 2010
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,205,459	$14,834	$1,102,756	$(1,101,818)	$10,221,231
Income from fiduciary activities	0	780,963	0	0	780,963
Other income	2,229,996	132,283	75,000	(90,476)	2,346,803
Total operating income	12,435,455	928,080	1,177,756	(1,192,294)	13,348,997

Expenses
Interest expense	2,697,215	0	3,089	(5,242)	2,695,062
Provision for loan losses	1,300,000	0	0	0	1,300,000
Salaries and employee benefits	3,970,682	524,461	126,525	0	4,621,668
Other expenses	3,104,040	263,267	76,966	(90,476)	3,353,797
Total operating expenses	11,071,937	787,728	206,580	(95,718)	11,970,527

Income (loss) before taxes	1,363,518	140,352	971,176	(1,096,576)	1,378,470

Income tax expense (benefit)	359,574	47,720	(36,920)	0	370,374

Net income (loss)	$1,003,944	$92,632	$1,008,096	$(1,096,576)	$1,008,096

Total assets	$907,795,906	$5,051,136	$82,238,997	$(82,716,789)	$912,369,250
	Three Months Ended June 30, 2009
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,372,808	$22,187	$(547,445)	$546,470	$10,394,020
Income from fiduciary activities	0	763,482	0	0	763,482
Other income	2,232,008	118,853	75,000	(88,876)	2,336,985
Total operating income	12,604,816	904,522	(472,445)	457,594	13,494,487

Expenses
Interest expense	3,709,163	0	0	(6,262)	3,702,901
Provision for loan losses	3,000,000	0	0	0	3,000,000
Salaries and employee benefits	3,708,765	511,613	128,063	0	4,348,441
Other expenses	3,376,300	208,118	48,580	(90,594)	3,542,404
Total operating expenses	13,794,228	719,731	176,643	(96,856)	14,593,746

Income (loss) before taxes	(1,189,412)	184,791	(649,088)	554,450	(1,099,259)

Income tax expense (benefit)	(513,000)	62,829	(27,170)	0	(477,341)

Net income (loss)	$(676,412)	$121,962	$(621,918)	$554,450	$(621,918)

Total assets	$849,135,594	$6,009,554	$81,945,157	$(84,026,304)	$853,064,001

	Six Months Ended June 30, 2010
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$20,607,919	$27,942	$227,087	$(226,230)	$20,636,718
Income from fiduciary activities	0	1,601,848	0	0	1,601,848
Other income	4,600,780	249,800	153,038	(179,852)	4,823,766
Total operating income	25,208,699	1,879,590	380,125	(406,082)	27,062,332

Expenses
Interest expense	5,664,277	0	6,144	(11,503)	5,658,918
Provision for loan losses	6,000,000	0	0	0	6,000,000
Salaries and employee benefits	7,864,760	1,026,909	261,081	0	9,152,750
Other expenses	6,139,612	485,997	111,571	(179,852)	6,557,328
Total operating expenses	25,668,649	1,512,906	378,796	(191,355)	27,368,996

Income (loss) before taxes	(459,950)	366,684	1,329	(214,727)	(306,664)

Income tax expense (benefit)	(432,666)	124,673	(61,140)	0	(369,133)

Net income (loss)	$(27,284)	$242,011	$62,469	$(214,727)	$62,469

Total assets	$907,795,906	$5,051,136	$82,238,997	$(82,716,789)	$912,369,250

	Six Months Ended June 30, 2009
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$20,743,447	$45,780	$302,054	$(301,619)	$20,789,662
Income from fiduciary activities	0	1,528,220	0	0	1,528,220
Other income	4,337,871	227,304	150,000	(178,202)	4,536,973
Total operating income	25,081,318	1,801,304	452,054	(479,821)	26,854,855

Expenses
Interest expense	7,628,579	0	0	(10,177)	7,618,402
Provision for loan losses	4,000,000	0	0	0	4,000,000
Salaries and employee benefits	7,532,616	1,016,804	265,033	0	8,814,453
Other expenses	6,148,950	416,994	96,135	(181,600)	6,480,479
Total operating expenses	25,310,145	1,433,798	361,168	(191,777)	26,913,334

Income (loss) before taxes	(228,827)	367,506	90,886	(288,044)	(58,479)

Income tax expense (benefit)	(274,317)	124,952	(56,900)	0	(206,265)

Net income (loss)	$45,490	$242,554	$147,786	$(288,044)	$147,786

Total assets	$849,135,594	$6,009,554	$81,945,157	$(84,026,304)	$853,064,001

The Bank extends a line of credit for $395 thousand to the Parent, of which $244 thousand was drawn at June 30, 2010.  This line of credit is used primarily to repurchase the Parent’s publicly traded stock, although it is also available to provide a source of liquidity for the Parent.  Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%.  This loan is secured by a held-to-maturity security with a book value of $412 thousand and a market value of $434 thousand.  Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers.  These transactions are eliminated to reach consolidated totals.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements.  For this purpose, any statement that is not a statement of historical fact may be a forward-looking statement.  These forward-looking statements may include, but are not limited to, statements regarding profitability, liquidity, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, levels of overdraft or other fee income, losses or gains in the write-down/sale of foreclosed assets, the costs of expanding a current branch office, interest rate sensitivity, market risk, growth strategy and financial and other goals.  Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning.  Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic and business conditions, the quality or composition of the loan or investment portfolios, the size of the provision for loan losses, the adequacy of the allowance for loan losses, the level of nonperforming assets, impaired loans and charge-offs, the local real estate market, results of internal assessments and external bank regulatory examinations, the value of collateral securing loans, the value of and the Company’s ability to sell foreclosed assets, the Company’s ability to enter into an agreement with a general contractor to expand a current branch office on acceptable terms, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, Federal Deposit Insurance Corporation (FDIC) premiums and/or assessments, demand for loan and other products, deposit flows, competition, and accounting principles, policies and guidelines.  Monetary and fiscal policies of the U.S. Government could also adversely affect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA) and other policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.  The recently-passed Dodd-Frank Wall Street Reform and Consumer Protection Act (H.R. 4173) (the Dodd-Frank Act) may also adversely affect the Company.

The Company has experienced losses due to the current economic climate.  Dramatic declines in the residential and commercial real estate markets in recent years have resulted in increases in nonperforming assets and significant write-downs of asset values by the Company as well as by other financial institutions in the U.S. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility.

On May 22, 2009, the FDIC approved a final rule to impose a special assessment of 5 basis points on each bank’s total assets minus Tier 1 capital in order to replenish the Deposit Insurance Fund (DIF).  This special assessment plus higher quarterly assessments have impacted and will continue to impact the Company’s performance by directly increasing expenses. Additionally, due to the current capitalization of the DIF and to reforms contained in the Dodd-Frank Act, the Company expects increased deposit insurance assessments to continue through future operating periods.

It is not clear what other impacts the liquidity and funding initiatives of the Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry.  It is also not clear what effects future regulatory reforms, including the implementation of the Dodd-Frank Act, may have on financial markets, the financial services industry and depository institutions. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

Critical Accounting Policies and Estimates
As of June 30, 2010, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2009 annual report on Form 10-K.  That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments:  the allowance for loan losses.  In 2010, there was a slight change to the critical accounting estimate for the allowance for loan losses in the period used to calculate the historic loss.  See the Allowance for Loan Losses section in this Management’s Discussion and Analysis for more details about this slight change.

Earnings Summary
Net income for the second quarter of 2010 was $1.0 million as compared with a net loss of $622 thousand in the second quarter of 2009, an increase of $1.6 million or 262.09%. Net income for the first six months of 2010 was down 57.73% from the same period in 2009.  During the second quarter of 2010, the Company decreased its loan loss provision to $1.3 million compared to $3.0 million in the second quarter of 2009. With the economy beginning to show some signs of recovery, the Company believes that the reduced loan loss provision in the second quarter of 2010 is appropriate, based on its analysis of the allowance for loan losses (see the Allowance for Loan Losses section below). Expenses for the second quarter of 2010 were also positively impacted by lower FDIC insurance costs, down $434 thousand compared to the second quarter of 2009. Basic and diluted earnings per share for the second quarter of 2010 were $0.21 and $0.20 respectively. Basic and diluted losses per share for the second quarter of 2009 were $0.13. Basic and diluted earnings per share for the six months ended June 30, 2010 and June 30, 2009 were $0.01 and $0.03, respectively.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them.  Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.  The net interest yield is calculated by dividing tax-equivalent net interest income by average earning assets.  Net interest income, on a fully tax equivalent basis, was $7.6 million in the second quarter of 2010, an increase of $793 thousand from the second quarter of 2009. The net interest yield was 3.45% in the second quarter of 2010, 8 basis points higher than the 3.37% net interest yield in the equivalent period in 2009. The higher net interest yield in 2010 was the result of the rate on interest-bearing liabilities decreasing 78 basis points, compared to a 54 basis-point decrease in the yield on earning assets.

Tax-equivalent interest income decreased by $215 thousand, or 2.05%, in the second quarter of 2010 compared to the same period of 2009.  Average earning assets grew $74.1 million, or 9.20%, compared to the second quarter of 2009.  Interest expense decreased $1.0 million, or 27.22%, and average interest-bearing liabilities increased by $76.6 million, or 11.52% in the second quarter of 2010 compared to the same period of 2009.

For the six months ended June 30, 2010, tax-equivalent net interest income was $15.1 million, up 12.94% from the first six months of 2009. The net interest yield of 3.48% in the first half of 2010 was 12 basis points higher than the yield for the same period of 2009, again due to the rate on interest-bearing liabilities decreasing faster than the yield on earning assets. Tax-equivalent interest income for the six months ended June 30, 2010 decreased $230 thousand, or only 1.10%, from the first six months of 2009, while interest expense fell $2.0 million, or 25.72% between the same periods.  Average earning assets grew 9.06% between June 30, 2010 and June 30, 2009; average interest-bearing liabilities grew even faster during that period at 11.75%.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%.  The FOMC has kept the Federal Funds Target Rate unchanged during 2009 and the first six months of 2010. As higher yielding earning assets and higher-cost interest-bearing liabilities that were booked prior to 2008 mature, they are being replaced with lower yielding earning assets and lower cost interest-bearing liabilities.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields.  Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(in thousands)
	(unaudited)
Loans*	$631,202	$9,274	5.88%	$634,239	$9,417	5.94%
Investment securities:
Taxable	182,401	849	1.86%	123,470	710	2.30%
Tax-exempt*	5,912	113	7.65%	12,504	234	7.49%
Total investment securities	188,313	962	2.04%	135,974	944	2.78%
Federal funds sold	54,423	28	0.21%	16,404	9	0.22%
Other investments	5,926	11	0.74%	19,140	120	2.51%
Total earning assets	879,864	$10,275	4.67%	805,757	$10,490	5.21%
Allowance for loan losses	(11,468)			(6,984)
Other nonearning assets	79,733			66,752
Total assets	$948,129			$865,525

Time and savings deposits:
Interest-bearing transaction accounts	$11,571	$2	0.07%	$9,836	$2	0.08%
Money market deposit accounts	155,714	86	0.22%	135,820	79	0.23%
Savings accounts	45,682	11	0.10%	41,857	17	0.16%
Time deposits, $100,000 or more	147,982	716	1.94%	153,660	981	2.55%
Other time deposits	204,761	987	1.93%	184,274	1,626	3.53%
Total time and savings deposits	565,710	1,802	1.27%	525,447	2,705	2.06%
Federal funds purchased, repurchase
agreements and other borrowings	120,394	183	0.61%	73,425	144	0.78%
Federal Home Loan Bank advances	55,480	710	5.12%	66,111	854	5.17%
Total interest-bearing liabilities	741,584	2,695	1.45%	664,983	3,703	2.23%
Demand deposits	122,835			114,575
Other liabilities	2,363			3,224
Stockholders' equity	81,347			82,743
Total liabilities and stockholders' equity	$948,129			$865,525
Net interest income/yield		$7,580	3.45%		$6,787	3.37%

	For the six months ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(in thousands)
	(unaudited)
Loans*	$631,898	$18,776	5.94%	$634,537	$18,850	5.94%
Investment securities:
Taxable	176,755	1,653	1.87%	107,516	1,370	2.55%
Tax-exempt*	6,907	255	7.38%	13,203	475	7.20%
Total investment securities	183,662	1,908	2.08%	120,719	1,845	3.06%
Federal funds sold	46,587	48	0.21%	19,637	22	0.22%
Other investments	6,146	22	0.72%	21,236	267	2.51%
Total earning assets	868,293	$20,754	4.78%	796,129	$20,984	5.27%
Allowance for loan losses	(9,776)			(6,721)
Other nonearning assets	78,607			65,653
Total assets	$937,124			$855,061

Time and savings deposits:
Interest-bearing transaction accounts	$11,092	$4	0.07%	$9,572	$4	0.08%
Money market deposit accounts	153,078	167	0.22%	133,471	158	0.24%
Savings accounts	44,492	23	0.10%	40,631	31	0.15%
Time deposits, $100,000 or more	173,283	1,427	1.65%	144,940	2,032	2.80%
Other time deposits	176,283	2,137	2.42%	194,076	3,403	3.51%
Total time and savings deposits	558,228	3,758	1.35%	522,690	5,628	2.15%
Federal funds purchased, repurchase
agreements and other borrowings	113,194	361	0.64%	64,008	241	0.75%
Federal Home Loan Bank advances	60,240	1,540	5.11%	68,056	1,749	5.14%
Total interest-bearing liabilities	731,662	5,659	1.55%	654,754	7,618	2.33%
Demand deposits	121,050			114,152
Other liabilities	2,542			3,153
Stockholders' equity	81,870			83,002
Total liabilities and stockholders' equity	$937,124			$855,061
Net interest income/yield		$15,095	3.48%		$13,366	3.36%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio. This expense is based on management’s estimate of credit losses that may be sustained in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision.

The provision for loan losses was $1.3 million in the second quarter of 2010, as compared to $3.0 million in the second quarter of 2009. Management felt the lower provision was appropriate because net loans charged off were $2.0 million lower in the second quarter of 2010 as compared to the same period in 2009. In the first six months of 2010, the provision for loan losses was $6.0 million, compared to $4.0 million in the first half of 2009.

The increase in the provision for loan losses in the first half of 2010 was primarily due to two factors.  First, a lending relationship of $9.4 million was placed in nonaccrual during the first quarter of 2010.  This loan is secured by commercial real estate and other collateral that have a combined value of $6.6 million, leaving an unsecured amount of $2.8 million.  Second, management made two changes to the historical loss calculation of the allowance for loan losses during the first half of 2010.  For more information regarding the changes to the historical loss calculation, see the Allowance for Loan Losses section of this Form 10-Q.  Management believes that the large increase in the provision for the first quarter should not continue and the provision should be lower in future periods, as evidenced by the reduced provision for the second quarter of 2010.

Net loans charged off were $737 thousand for the second quarter of 2010 as compared to $2.7 million for the second quarter of 2009. For the first six months of 2010 and 2009, net loans charged off were $2.2 million and $3.1 million respectively. Net charge-offs in 2009 were impacted by a $1.4 million write-down on a real estate construction project. On an annualized basis, net loan charge-offs were 0.69% of total loans for the first six months of 2010 compared with 0.99% for the same period in 2009. While net loan charge-offs remain high and reflect ongoing difficulties in the commercial real estate sector, the gradual improvement in the economy helped reduce charge-offs in the first half of 2010. However, management believes that net loans charged off will remain high until the economic recovery becomes more pronounced.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans, and foreclosed assets. Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties.  As of June 30, 2010, the Company had one restructured loan, which was still accruing interest.  This loan is secured by commercial real estate, and the customer entered into a forbearance agreement in 2009 and is currently in compliance with the terms of this agreement.  Foreclosed assets consist of real estate from foreclosures on loan collateral. The majority of the loans 90 days past due but still accruing interest are classified as substandard.  As noted below, substandard loans are a component of the allowance for loan losses.  When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. If the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The following table presents information concerning nonperforming assets:

NONPERFORMING ASSETS
	June 30,	December 31,	Increase
	2010	2009	(Decrease)
	(unaudited)
	(in thousands)
Nonaccrual loans
Commercial	$15	$255	$(240)
Real estate-construction	252	524	(272)
Real estate-mortgage	18,307	4,109	14,198
Installment loans to individuals	103	29	74
Total nonaccrual loans	$18,677	$4,917	$13,760
Loans past due 90 days or more and accruing interest
Commercial	$100	$40	$60
Real estate-mortgage	484	228	256
Installment loans to individuals	70	117	(47)
Other	5	4	1
Total loans past due 90 days or more and accruing interest	$659	$389	$270
Restructured loans (in compliance with modified terms)
Real estate-mortgage	$2,480	$0	$2,480
Total restructured loans (in compliance with modified terms)	$2,480	$0	$2,480
Foreclosed assets
Real estate-construction	$5,622	$5,149	$473
Real estate-mortgage	4,262	2,474	1,788
Total foreclosed assets	$9,884	$7,623	$2,261
Total nonperforming assets	$31,700	$12,929	$18,771

The large increase in the nonaccrual loan category during the six months ended June 30, 2010 is mainly due to one credit relationship of $9.4 million or 68.31% of the $13.8 million total increase in that category.  This loan is secured by commercial real estate and other collateral that have a combined value of $6.6 million. The majority of the balance of nonaccrual loans is related to a few large credit relationships.  Of the $18.7 million of nonaccrual loans at June 30, 2010, $16.4 million or 87.84% was comprised of seven credit relationships: the $9.4 million relationship discussed above and six other relationships of $2.1 million, $1.5 million, $1.1 million, $998 thousand, $684 thousand and $624 thousand.

Management believes that the increase in nonperforming assets could continue to have a negative affect on the Company’s financial position if current economic conditions, which have been showing some signs of improvement, do not in fact improve. As was seen in the six months ended June 30, 2010, the effect would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs. Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. Management will work with customers that are having difficulties meeting their loan payments, with foreclosure considered a last resort.

As reflected in the $18.8 million increase in nonperforming assets during the first six months of 2010, the quality of the Company’s loan portfolio declined during this period. Due to this decline, management has increased the allowance for loan losses to $11.7 million as of June 30, 2010 as compared to a balance of $7.9 million as of December 31, 2009. As of June 30, 2010, the allowance for loan losses was 36.93% of nonperforming assets and 53.67% of nonperforming loans. The definition of nonperforming loans is nonperforming assets less foreclosed assets. The allowance for loan losses was 1.87% of total loans on June 30, 2010 and 1.24% of total loans on December 31, 2009.

Allowance for Loan Losses
The allowance for loan losses is based on several components: historical loss rates, impairment analysis of nonperforming loans, including collateral valuation, and qualitative factors.  In evaluating the adequacy of the allowance, the loan portfolio is divided into several pools of loans:

1.	Doubtful–specific identification
2.	Substandard–specific identification
3.	Pool–substandard
4.	Pool–other assets especially mentioned (rated just above substandard)
5.	Pool–pass loans (all other rated loans)

Historical loss rates, adjusted for the current economic environment, are applied to the above five pools of loans, except for doubtful and substandard loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. Prior to 2010, the historical loss calculation was based on the previous four years.  In the first quarter of 2010, the historical loss was based on the previous nine quarters, or all of 2008 and 2009 and the first quarter of 2010. The historical loss for the second quarter of 2010 is based on the most recent six quarters, or all of 2009 and the first two quarters of 2010. For the second quarter of 2010, using annual historical information, management calculated the loss history based on ten quarters (2008, 2009, and the first two quarters of 2010) and six quarters (2009 and the first two quarters of 2010). The six-quarter loss history was $1.4 million higher than the ten-quarter loss history. In management’s opinion, the six-quarter loss history was more appropriate as it more accurately reflects the current economic environment. The historical loss component of the allowance using the six-quarter loss history amounted to $4.3 million as of June 30, 2010.

Currently, the historical loss is based on an annual calculation, rather than a quarterly one. During the third quarter of 2010, management intends to convert the annual calculation to a quarterly calculation. In management’s opinion, the use of a quarterly loss history more accurately reflects the loss potential of the loan portfolio in the current economic environment.

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

The majority of the Company’s nonperforming loans are collateralized by real estate.  When reviewing loans for impairment or when the Company takes loan collateral due to loan default, it obtains current appraisals.  Any loan balance that is in excess of the appraised value is allocated in the allowance.  In the current real estate market, appraisers are having difficulty finding comparable sales, which is causing some appraisals to be very low and in some cases involving construction the properties cannot be completed for the amounts at which they are being appraised.  As a result, the Company is being conservative in its valuation of collateral which results in higher than normal charged off loans and higher than normal increases to the Company’s allowance for loan losses.  As of June 30, 2010, the impaired loan component of the allowance amounted to $3.6 million and is reflected as a valuation allowance related to impaired loans in Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, loan concentrations, and legal and regulatory changes. Due to the decline in the overall economy in 2008 and 2009, management increased the component of the allowance for loan losses related to the economy in each of the loan portfolios in 2009.  This component remains at this level for the first and second quarters of 2010. The qualitative component of the allowance amounted to $3.8 million as of June 30, 2010.

As a result of these changes and the overall increase in nonperforming assets, the Company added $6.0 million to the allowance for loan losses in the first six months of 2010, with $1.3 million added during the second quarter of 2010.  Management is concerned about the changes in the nonperforming assets but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information.  The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Noninterest Income
Compared to the same period in 2009, total noninterest income was essentially flat in the second quarter of 2010, increasing by only $27 thousand or 0.88%. In the service charges on deposit accounts category, a decrease in overdraft fees of $117 thousand between the second quarter of 2009 and the second quarter of 2010 was partially offset by small increases in the other service charges, commissions and fees category. In particular, debit card and merchant processing income increased $54 thousand and $30 thousand, respectively, mainly as a result of increased sales focus in these areas. Income from bank owned life insurance increased $34 thousand, or 19.58%, due to the purchase of additional policies for newly-qualified employees. The decrease in overdraft fees was caused by a shift in management’s strategic focus from retail checking accounts to corporate checking accounts starting in mid-2009. Management anticipated the second-quarter decline and expects the trend to continue in the future, due to the continued shift in focus and as a result of regulatory changes requiring customers to opt-in to overdraft programs.  The Company is compensating for the projected decrease in overdraft income by pursuing new product offerings, such as remote deposit capture and lockbox services to help drive future noninterest income.

For the six months ended June 30, 2010, noninterest income increased $360 thousand, or 5.94%, as compared to the same period in 2009. The overall increase in noninterest income occurred despite a decrease of $171 thousand in overdraft fee income.  One significant component of this overall increase was an increase in other service charges, commissions and fees of $177 thousand, mainly from debit card, merchant processing and ATM interchange fee income.  In addition, income from bank owned life insurance increased $247 thousand, or 70.25%, due to the receipt of insurance proceeds and the purchase of additional policies.

Noninterest Expense
For the second quarter of 2010, noninterest expense increased only $85 thousand, or 1.07%, over the second quarter of 2009. The largest increase between the second quarters of 2009 and 2010 was in salaries and employee benefits, which increased $273 thousand, or 6.28%, between the two quarters. The rise in salary expense was caused by several factors: annual reviews, additions to staff in the Corporate Banking department in the second half of 2009, and the filling of positions which had been vacant for some time. Legal and audit expenses also increased significantly, more than doubling between the second quarter of 2009 and the same period in 2010. The majority of the difference was due to the need for additional legal advice on securities and regulatory issues, as well as advice on troubled loans. Troubled loans also caused the majority of the $75 thousand or 44.83% increase in loan expenses during the period. On the positive side, FDIC insurance costs declined $434 thousand, or 57.80%, in the second quarter of 2010, compared to the second quarter of 2009. $386 thousand of this decrease was due to a special assessment on all banks based on asset size in the second quarter of 2009.  Management does not expect the decrease in FDIC insurance costs to continue, given the higher reserve requirements for the DIF established by the Dodd-Frank Act.

Noninterest expense for the six months ended June 30, 2010 was up $415 thousand, or 2.71%, over the first six months of 2009.  As in the second quarter, the change was driven mainly by salaries and legal expenses, partially offset by lower FDIC insurance costs.  Also offsetting the increase in certain expenses was a $192 thousand improvement in loss (gain) on write-down/sale of foreclosed assets from a loss of $141 thousand for the first half of 2009 to a gain of $51 thousand for the same period of 2010.  This improvement was primarily due to a higher than expected sales value received on three foreclosed properties.  The Company does not anticipate that this trend will continue due to current stagnant real estate market.

As in 2009, management is keenly aware of the need to improve net income and continues to monitor expenses.  This is evidenced by lower employee professional development costs in 2010 compared to 2009.

Balance Sheet Review
At June 30, 2010, the Company had total assets of $912.4 million, a decrease of 0.98% from $921.4 million at December 31, 2009. This minimal decrease occurred despite the payoff at maturity of $30.0 million of advances from the FHLB, funded from available cash and equivalents. These fixed-rate FHLB advances, at market rates when the Company obtained them, became less favorable with the significant declines in market rates in recent years.  As the Company had planned, these advances were paid off at maturity to improve the net interest margin. Net loans as of June 30, 2010 were $612.7 million, a decrease of 2.34% from $627.4 million at December 31, 2009. The decrease in loans was partly due to the net increase of $3.8 million of the allowance for loan losses.  The Company believes it has sufficient liquidity to fund new loans.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of June 30, 2010.

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

The following table details, as of June 30, 2010, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens

	Amount	Percent
Subprime	$26,521,885	20.8%
Non-subprime	101,141,568	79.2%
	$127,663,453	100.0%

Total loans	$624,395,821
Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.25%

In addition to the subprime loans secured by real estate discussed above, as of June 30, 2010, the Company had an additional $5.2 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate.  Together with the subprime loans secured by real estate, the Company’s total subprime loans as of June 30, 2010 were $31.7 million, amounting to 5.08% of the Company’s total loans at June 30, 2010.  The Company’s total subprime loans as of December 31, 2009 were $33.1 million or 5.20% of the Company’s total loans.  There has been a reduction of $1.4 million or 12 basis points in the first two quarters of 2010 in subprime loans.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first six months of 2010 were $937.1 million compared to $855.1 million for the first six months of 2009.  The growth in average assets in 2010 was due mainly to the growth in average investment securities and federal funds sold, which increased 52.14% and 137.24%, respectively, as compared to the same period in 2009. A portion of the strong growth in investment securities was due to the $10.0 million of funds that were in other investments as of June 30, 2009 maturing and being replaced with investment securities by June 30, 2010.  The increase in federal funds sold was a result of liquidity provided by significant growth in deposits and repurchase agreements since June 30, 2009.

Total available-for-sale and held-to-maturity securities at June 30, 2010 were $188.8 million, an increase of 7.30% from $176.0 million at December 31, 2009.  Since loan demand has slowed this year, the Company has increased its security holdings. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At June 30, 2010, total deposits were $24.2 million, or 3.65%, higher than the balance of $662.5 million at December 31, 2009. Repurchase agreements and other borrowings decreased $3.5 million, or 3.14% since December 31, 2009. The Bank’s repurchase agreements are fully collateralized by government agencies, providing customers with protection for funds that might otherwise exceed the limit for FDIC insurance coverage.  This decline in repurchase agreements and other borrowings is in addition to the $30.0 million decrease in FHLB advances discussed previously.

Capital Resources
Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2).  Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill.  Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.  The following is a summary of the Company’s capital ratios at June 30, 2010.  As shown below, these ratios were all well above the regulatory minimum levels.

	2010
	Regulatory
	Minimums	June 30, 2010
Tier 1	4.00%	12.04%
Total Capital	8.00%	13.29%
Tier 1 Leverage	4.00%	8.69%

Book value per share was $16.65 at June 30, 2010 and $16.64 at June 30, 2009.  Cash dividends were $739 thousand or $0.15 per share in the second quarter of 2010 and $1.3 million or $0.27 per share for the second quarter of 2009. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large stable deposit base.  In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB.  During the first six months of 2010, the Company paid off $30.0 million of advances from the FHLB.  As of the end of the second quarter of 2010, the Company had $237.3 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks.  As of the end of the second quarter of 2010, the Company had $35.6 million available in federal funds to handle any short-term borrowing needs.

Management is aware of the current market and institutional trends, events and uncertainties, including market disruptions and significant restrictions on availability of capital in the U.S. and global economies.  However, management does not expect the trends, events and uncertainties to have a material effect on the liquidity or capital resources of the Company.  Management is not aware of any current recommendations by regulatory authorities that would have a material effect on liquidity or capital resources, except those provisions contained in the recently-passed Dodd-Frank Act. While it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes, the act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries and imposes more stringent capital requirements on bank holding companies, as discussed below in the Risk Factors section of this Form 10-Q.   The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale.  The Company’s primary external source of liquidity is advances from the FHLB.

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

The Company has plans to expand the building of a current branch office.  The Company has not signed a contract with a general contractor for this project as of the filing of this Form 10-Q but anticipates that the project will likely cost between $6.0 million and $8.0 million over the next three years.

As of June 30, 2010, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2009 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2010, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2009 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2010.  It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits.  At June 30, 2010, non-maturing deposit liabilities totaled $336.5 million or 49.00% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s earnings at June 30, 2010.  The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.78% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 0.83% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 1.86% increase in net interest income.

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

Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.  Risk Factors.

The Dodd-Frank Act could increase the Company’s regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit its future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank.  The Dodd-Frank Act will likely increase the Company’s regulatory compliance burden and may have a material adverse effect on the Company, including by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on the Company’s and the Bank’s business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the act creates a new financial consumer protection agency that could impose new regulations and include its examiners in routine regulatory examinations conducted by Office of the Comptroller of the Currency, which could increase the Company’s regulatory compliance burden and costs and restrict the financial products and services the Bank can offer to its customers. The act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase the Company’s regulatory compliance burden and costs and restrict the Company’s ability to generate revenues from non-banking operations. The act imposes more stringent capital requirements on bank holding companies, which could limit the Company’s future capital strategies.

Other than the additional risk factor mentioned above, as of June 30, 2010, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2009 annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of the Company’s common stock during the quarter ended June 30, 2010.

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

OLD POINT FINANCIAL CORPORATION

August 9, 2010	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 9, 2010	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)