Form 10-Q
period 2010-09-30
OLD POINT FINANCIAL CORP
filed 2010-11-08
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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

4,936,989 shares of common stock ($5.00 par value) outstanding as of October 31, 2010

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

(i)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Cash and due from banks	$12,106,481	$13,223,901
Federal funds sold	31,127,858	34,412,097
Cash and cash equivalents	43,234,339	47,635,998
Securities available-for-sale, at fair value	194,610,074	173,774,953
Securities held-to-maturity (fair value approximates $2,106,830 and $2,233,133)	2,082,000	2,212,000
Restricted securities	4,481,800	4,814,700
Loans, net of allowance for loan losses of $12,105,063 and $7,864,451	604,631,108	627,378,089
Premises and equipment, net	29,724,372	30,397,444
Bank owned life insurance	17,863,165	16,290,838
Foreclosed assets, net of valuation allowance of $1,202,930 and $860,000	10,140,170	7,623,500
Other assets	11,949,586	11,294,719
	$918,716,614	$921,422,241

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$129,201,973	$111,636,590
Savings deposits	224,066,801	205,647,611
Time deposits	343,393,363	345,216,588
Total deposits	696,662,137	662,500,789
Federal funds purchased and other borrowings	1,076,711	1,018,559
Overnight repurchase agreements	51,146,620	49,560,402
Term repurchase agreements	50,203,772	59,858,542
Federal Home Loan Bank advances	35,000,000	65,000,000
Accrued expenses and other liabilities	1,498,932	1,875,496
Total liabilities	835,588,172	839,813,788

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,936,989 and 4,916,535 shares issued and outstanding	24,684,945	24,582,675
Additional paid-in capital	15,997,076	15,768,840
Retained earnings	42,606,770	42,518,889
Accumulated other comprehensive loss, net	(160,349)	(1,261,951)
Total stockholders' equity	83,128,442	81,608,453
Total liabilities and stockholders' equity	$918,716,614	$921,422,241

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$9,237,260	$9,649,472	$27,982,311	$28,466,848
Interest on federal funds sold	15,471	11,260	63,954	33,287
Interest on securities:
Taxable	854,323	583,535	2,507,614	1,953,319
Tax-exempt	53,104	120,796	220,630	434,429
Dividends and interest on all other securities	12,265	107,032	34,632	373,874
Total interest and dividend income	10,172,423	10,472,095	30,809,141	31,261,757

Interest Expense:
Interest on savings deposits	108,701	85,732	302,159	278,798
Interest on time deposits	1,604,779	2,341,178	5,168,834	7,776,266
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	109,603	150,880	470,751	392,299
Interest on Federal Home Loan Bank advances	429,717	848,061	1,969,974	2,596,890
Total interest expense	2,252,800	3,425,851	7,911,718	11,044,253
Net interest income	7,919,623	7,046,244	22,897,423	20,217,504
Provision for loan losses	1,500,000	1,000,000	7,500,000	5,000,000
Net interest income, after provision for loan losses	6,419,623	6,046,244	15,397,423	15,217,504

Noninterest Income:
Income from fiduciary activities	718,008	701,789	2,319,856	2,230,009
Service charges on deposit accounts	1,068,455	1,402,771	3,663,196	4,115,443
Other service charges, commissions and fees	719,193	629,979	2,163,999	1,898,241
Income from bank owned life insurance	216,218	198,831	815,541	550,860
Gain on sale of available-for-sale securities, net	541,241	0	541,317	0
Other operating income	130,072	69,531	311,119	273,541
Total noninterest income	3,393,187	3,002,901	9,815,028	9,068,094

Noninterest Expense:
Salaries and employee benefits	4,539,062	4,462,648	13,691,812	13,277,101
Occupancy and equipment	1,084,972	1,026,532	3,235,289	3,073,035
FDIC insurance	404,093	264,013	1,050,274	1,117,075
Data processing	316,123	287,106	917,931	810,401
Customer development	215,414	227,878	655,644	610,038
Advertising	177,369	161,428	527,650	513,008
Loan expenses	117,658	173,183	481,531	474,157
Other outside service fees	157,932	96,260	357,518	264,587
Legal and audit expenses	244,760	139,434	564,498	338,857
Loss (gain) on write-down/sale of foreclosed assets	480,801	(82,982)	429,754	58,227
Other	664,064	686,843	2,196,652	2,200,637
Total noninterest expense	8,402,248	7,442,343	24,108,553	22,737,123
Income before income taxes	1,410,562	1,606,802	1,103,898	1,548,475
Income tax expense	376,052	449,132	6,919	242,867
Net income	$1,034,510	$1,157,670	$1,096,979	$1,305,608

Basic Earnings per Share:
Average shares outstanding	4,930,578	4,909,035	4,925,571	4,908,094
Net income per share of common stock	$0.21	$0.24	$0.22	$0.27

Diluted Earnings per Share:
Average shares outstanding	4,932,731	4,934,522	4,931,977	4,936,247
Net income per share of common stock	$0.21	$0.24	$0.22	$0.26

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited)	Stock	Stock	Capital	Earnings	Loss	Total

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Balance at beginning of period	4,916,535	$24,582,675	$15,768,840	$42,518,889	$(1,261,951)	$81,608,453
Comprehensive income:
Net income	0	0	0	1,096,979	0	1,096,979
Unrealized holding gains arising during the period (net of tax, $751,541)	0	0	0	0	1,458,871	1,458,871
Reclassification adjustment (net of tax, $184,048)	0	0	0	0	(357,269)	(357,269)
Total comprehensive income	0	0	0	1,096,979	1,101,602	2,198,581
Exercise of stock options	23,874	119,370	126,514	(23,974)	0	221,910
Tax benefit from disqualification of stock options	0	0	16,324	0	0	16,324
Repurchase and retirement of common stock	(3,420)	(17,100)	0	0	0	(17,100)
Stock compensation expense	0	0	85,398	0	0	85,398
Cash dividends ($0.20 per share)	0	0	0	(985,124)	0	(985,124)

Balance at end of period	4,936,989	$24,684,945	$15,997,076	$42,606,770	$(160,349)	$83,128,442

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Balance at beginning of period	4,905,229	$24,526,145	$15,506,322	$43,250,906	$(385,463)	$82,897,910
Comprehensive income:
Net income	0	0	0	1,305,608	0	1,305,608
Unrealized holding losses arising during the period (net of tax benefit, $9,159)	0	0	0	0	(17,779)	(17,779)
Total comprehensive income	0	0	0	1,305,608	(17,779)	1,287,829
Repurchase and retirement of common stock	(1,818)	(9,090)	0	(27,189)	0	(36,279)
Exercise of stock options	5,624	28,120	77,308	(41,541)	0	63,887
Stock compensation expense	0	0	82,394	0	0	82,394
Cash dividends ($0.37 per share)	0	0	0	(1,816,074)	0	(1,816,074)

Balance at end of period	4,909,035	$24,545,175	$15,666,024	$42,671,710	$(403,242)	$82,479,667

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,096,979	$1,305,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,476,008	1,371,772
Provision for loan losses	7,500,000	5,000,000
Net gain on sale of available-for-sale securities	(541,317)	0
Net accretion of securities	25,772	13,820
Net loss on disposal of premises and equipment	3,373	3,655
Net loss on write-down/sale of foreclosed assets	429,754	58,227
Income from bank owned life insurance	(815,541)	(550,860)
Stock compensation expense	85,398	82,394
Deferred tax benefit	(2,038,791)	(297,243)
Increase in other assets	(3,268,956)	(10,413,938)
Increase (decrease) in other liabilities	(376,564)	52,152
Net cash provided by (used in) operating activities	3,576,115	(3,374,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(195,846,321)	(143,295,926)
Purchases of held-to-maturity securities	(1,370,000)	(1,500,000)
Purchases of restricted securities	0	(23,650)
Proceeds from maturities and calls of securities	88,012,522	109,924,724
Proceeds from sales of available-for-sale securities	90,683,319	3,485,000
Proceeds from sales of restricted securities	332,900	0
(Increase) decrease in loans made to customers	15,246,981	(1,325,989)
Proceeds from sales of foreclosed assets	1,322,176	3,560,924
Purchases of bank owned life insurance	(940,000)	0
Purchases of premises and equipment	(806,309)	(3,949,481)
Net cash used in investing activities	(3,364,732)	(33,124,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	17,565,383	(13,328,351)
Increase (decrease) in savings deposits	18,419,190	(663,864)
Decrease in time deposits	(1,823,225)	(6,914,035)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	(8,010,400)	63,053,705
Decrease in Federal Home Loan Bank advances	(30,000,000)	(5,000,000)
Proceeds from exercise of stock options	221,910	63,887
Repurchase and retirement of common stock	(17,100)	(36,279)
Tax benefit from disqualification of stock options	16,324	0
Cash dividends paid on common stock	(985,124)	(1,816,074)
Net cash provided by (used in) financing activities	(4,613,042)	35,358,989

Net decrease in cash and cash equivalents	(4,401,659)	(1,139,822)
Cash and cash equivalents at beginning of period	47,635,998	47,324,713
Cash and cash equivalents at end of period	$43,234,339	$46,184,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8,435,557	$11,243,092
Income tax	$2,100,000	$650,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	$1,669,095	$(26,938)
Loans transferred to foreclosed assets	$4,277,600	$9,445,523

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009 and statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2010 and 2009. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2. Securities
Amortized costs and fair values of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2010
Obligations of U.S. Government agencies	$1,670	$8	$0	$1,678
Obligations of state and political subdivisions	412	17	0	429
Total	$2,082	$25	$0	$2,107

December 31, 2009
Obligations of U.S. Government agencies	$1,800	$4	$(7)	$1,797
Obligations of state and political subdivisions	412	24	0	436
Total	$2,212	$28	$(7)	$2,233

Amortized costs and fair values of securities available-for-sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2010
U.S. Treasury securities	$600	$0	$0	$600
Obligations of U.S. Government agencies	186,204	1,605	0	187,809
Obligations of state and political subdivisions	4,033	101	0	4,134
Mortgage-backed securities	456	12	0	468
Money market investments	1,599	0	0	1,599
Total	$192,892	$1,718	$0	$194,610

December 31, 2009
U.S. Treasury securities	$400	$0	$0	$400
Obligations of U.S. Government agencies	161,645	341	(446)	161,540
Obligations of state and political subdivisions	8,702	124	(1)	8,825
Mortgage-backed securities	1,273	31	0	1,304
Money market investments	1,706	0	0	1,706
Total	$173,726	$496	$(447)	$173,775

Temporarily Impaired Securities
The following table shows the gross unrealized losses and fair value at December 31, 2009 of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The Company had no securities with unrealized losses as of September 30, 2010.

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

Obligations of U.S. Government agencies
The U.S. Government agencies portfolio had ten investments with unrealized losses at December 31, 2009. These unrealized losses were caused by increases in market interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments, and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

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

The FHLB paid a quarterly dividend for the last three quarters of 2009 and the first and second quarters of 2010. On October 29, 2010, the FHLB declared a dividend for the third quarter of 2010. The FHLB filed its 2009 annual report on Form 10-K in late March 2010. According to the annual report, the FHLB’s net income for 2009 was $283.5 million, a $29.7 million, or 11.70%, increase from net income for 2008. In the first three quarters of 2010, earnings releases were generally favorable, with positive earnings in each of the three quarters. In an earnings release dated October 29, 2010, the FHLB reported net income of approximately $74.0 million, an increase of approximately $63.0 million from net income of approximately $11.0 million for the third quarter of 2009. The FHLB reported that it was in compliance with all of its regulatory capital requirements as of December 31, 2009.

Restricted stock, including FHLB stock, is viewed as a long-term investment. If the value of the restricted stock were to decline below its book value, the Company has the ability and the intent to hold the stock until its value recovers. Therefore, the Company determined the FHLB stock was not impaired as of September 30, 2010.

Note 3. Loans
The Company’s loan portfolio is summarized as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$97,149	$100,788
Commercial	352,261	345,753
Construction	19,801	30,696
Second mortgages	16,905	19,997
Equity lines of credit	38,967	39,192
Total mortgage loans on real estate	525,083	536,426
Commercial loans	37,240	60,353
Consumer installment loans	26,702	33,371
Other	27,192	4,626
Total loans	616,217	634,776
Net deferred loan costs *	519	466
Less: Allowance for loan losses	(12,105)	(7,864)
Loans, net	$604,631	$627,378

* Net deferred loan costs are related to second mortgages and mortgages on commercial real estate

The following is a summary of information pertaining to impaired loans, nonaccrual loans and loans ninety days or more past due and still accruing interest:

	September 30,	December 31,
	2010	2009
	(in thousands)
Impaired loans without a valuation allowance	$7,595	$0
Impaired loans with a valuation allowance	15,260	1,105
Total impaired loans	$22,855	$1,105
Valuation allowance related to impaired loans	$3,503	$387
Total nonaccrual loans	$23,636	$4,917
Total loans past-due ninety days or
more and still accruing interest	$243	$389

Note 4. Allowance for Loan Losses
The following summarizes activity in the allowance for loan losses for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)
Balance, beginning of year	$7,864	$6,406
Recoveries	533	937
Provision for loan losses	7,500	6,875
Loans charged off	(3,792)	(6,354)
Balance, end of period	$12,105	$7,864

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

There were no options granted in the first nine months of 2010 or in 2009.

On March 9, 2008, the Company’s 1998 stock option plan expired. Options to purchase 234,502 shares of common stock were outstanding under the Company’s 1998 stock option plan at September 30, 2010. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option activity for the nine months ended September 30, 2010 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1, 2010	271,275	$18.59
Granted	0	0
Exercised	(23,874)	10.30
Canceled or expired	(12,899)	14.96
Options outstanding, September 30, 2010	234,502	$19.63	4.60	$0
Options exercisable, September 30, 2010	171,526	$19.48	3.70	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on changes in the market value of the Company’s common stock. As of September 30, 2010, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were below the market value of a share of the Company’s common stock.

The total proceeds of the in-the-money options exercised during the nine months ended September 30, 2010 were $222 thousand. The total intrinsic value of options exercised during the same period was $65 thousand.

As of September 30, 2010, there was $232 thousand of unrecognized compensation cost related to nonvested options. This cost is expected to be recognized over a weighted-average period of 24 months.

Note 6. Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefits pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan.  The components of net periodic pension plan cost are as follows:

Three months ended September 30,	2010	2009
	Pension Benefits
Interest cost	$78,430	$71,058
Expected return on plan assets	(97,295)	(82,667)
Amortization of net loss	31,702	25,861
Net periodic pension plan cost	$12,837	$14,252

Nine months ended September 30,	2010	2009
	Pension Benefits
Interest cost	$235,292	$213,174
Expected return on plan assets	(291,886)	(248,000)
Amortization of net loss	95,105	77,583
Net periodic pension plan cost	$38,511	$42,757

At September 30, 2010, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2010.

Note 7. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include 235 thousand and 181 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the three and nine months ended September 30, 2010, respectively, because they were antidilutive.

Note 8. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166 (SFAS 166), Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company adopted the new guidance in 2010. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs (ASU 2010-04). ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of the residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures and require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 31, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers. This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). SOX Section 404(c) provides that SOX Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010. Beginning with the Annual Report on Form 10-K that will be filed in March of 2011, the Company will no longer qualify as an accelerated filer, and therefore will not be subject to the requirement of SOX Section 404(b) to include in that Annual Report on Form 10-K the auditor’s attestation regarding the Company’s internal control over financial reporting.

On September 17, 2010, the SEC issued Release No. 33-9144, Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis. This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing public companies. This release was issued in conjunction with a proposed rule, Short-Term Borrowings Disclosure, which would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010. The Company is currently assessing the impact that Release No. 33-9144 and the proposed Short-Term Borrowing Disclosure rule, if adopted, will have on its consolidated financial statements.

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

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$43,234	$43,234	$47,636	$47,636
Securities available-for-sale	194,610	194,610	173,775	173,775
Securities held-to-maturity	2,082	2,107	2,212	2,233
Restricted securities	4,482	4,482	4,815	4,815
Loans, net of allowances for loan losses	604,631	604,287	627,378	627,354
Bank owned life insurance	17,863	17,863	16,291	16,291
Accrued interest receivable	2,605	2,605	2,873	2,873

Financial liabilities:
Deposits	696,662	698,920	662,501	664,625
Federal funds purchased and other borrowings	1,077	1,077	1,019	1,019
Overnight repurchase agreements	51,147	51,147	49,560	49,560
Term repurchase agreements	50,204	50,181	59,859	59,878
Federal Home Loan Bank advances	35,000	40,198	65,000	74,043
Accrued interest payable	926	926	1,449	1,449

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a recurring basis in the financial statements:

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

The following table presents the balances of certain financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2010 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Treasury securities	$600	$0	$600	$0
Obligations of U.S. Government agencies	187,809	0	187,809	0
Obligations of state and political subdivisions	4,134	0	4,134	0
Mortgage-backed securities	468	0	468	0
Money market investments	1,599	0	1,599	0
Total available-for-sale securities	$194,610	$0	$194,610	$0

		Fair Value Measurements at December 31, 2009 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Treasury securities	$400	$0	$400	$0
Obligations of U.S. Government agencies	161,540	0	161,540	0
Obligations of state and political subdivisions	8,825	0	8,825	0
Mortgage-backed securities	1,304	0	1,304	0
Money market investments	1,706	0	1,706	0
Total available-for-sale securities	$173,775	$0	$173,775	$0

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis:

		Carrying Value at September 30, 2010
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$11,757	$0	$9,410	$2,347
Foreclosed assets	$10,140	$0	$10,140	$0

		Carrying Value at December 31, 2009
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$718	$0	$0	$718
Foreclosed assets	$7,623	$0	$7,373	$250

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements follows:

	Three Months Ended September 30, 2010
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,159,276	$12,515	$1,127,461	$(1,126,829)	$10,172,423
Income from fiduciary activities	0	718,008	0	0	718,008
Other income	2,594,607	96,448	75,000	(90,876)	2,675,179
Total operating income	12,753,883	826,971	1,202,461	(1,217,705)	13,565,610

Expenses
Interest expense	2,254,951	0	3,123	(5,274)	2,252,800
Provision for loan losses	1,500,000	0	0	0	1,500,000
Salaries and employee benefits	3,881,046	530,575	127,441	0	4,539,062
Other expenses	3,656,342	224,303	73,417	(90,876)	3,863,186
Total operating expenses	11,292,339	754,878	203,981	(96,150)	12,155,048

Income before taxes	1,461,544	72,093	998,480	(1,121,555)	1,410,562

Income tax expense (benefit)	387,571	24,511	(36,030)	0	376,052

Net income	$1,073,973	$47,582	$1,034,510	$(1,121,555)	$1,034,510

Total assets	$914,325,739	$4,996,581	$83,373,669	$(83,979,375)	$918,716,614

	Three Months Ended September 30, 2009
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,457,193	$15,918	$1,255,865	$(1,256,881)	$10,472,095
Income from fiduciary activities	0	701,789	0	0	701,789
Other income	2,220,944	93,944	75,000	(88,776)	2,301,112
Total operating income	12,678,137	811,651	1,330,865	(1,345,657)	13,474,996

Expenses
Interest expense	3,430,783	0	6,487	(11,419)	3,425,851
Provision for loan losses	1,000,000	0	0	0	1,000,000
Salaries and employee benefits	3,814,298	517,309	131,041	0	4,462,648
Other expenses	2,782,108	208,340	74,625	(85,378)	2,979,695
Total operating expenses	11,027,189	725,649	212,153	(96,797)	11,868,194

Income before taxes	1,650,948	86,002	1,118,712	(1,248,860)	1,606,802

Income tax expense (benefit)	459,000	29,242	(39,110)	0	449,132

Net income	$1,191,948	$56,760	$1,157,822	$(1,248,860)	$1,157,670

Total assets	$867,259,003	$6,070,045	$82,726,263	$(84,309,093)	$871,746,218

	Nine Months Ended September 30, 2010
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$30,767,195	$40,457	$1,354,548	$(1,353,059)	$30,809,141
Income from fiduciary activities	0	2,319,856	0	0	2,319,856
Other income	7,191,614	346,248	228,038	(270,728)	7,495,172
Total operating income	37,958,809	2,706,561	1,582,586	(1,623,787)	40,624,169

Expenses
Interest expense	7,919,228	0	9,267	(16,777)	7,911,718
Provision for loan losses	7,500,000	0	0	0	7,500,000
Salaries and employee benefits	11,745,806	1,557,484	388,522	0	13,691,812
Other expenses	9,792,181	710,300	184,988	(270,728)	10,416,741
Total operating expenses	36,957,215	2,267,784	582,777	(287,505)	39,520,271

Income before taxes	1,001,594	438,777	999,809	(1,336,282)	1,103,898

Income tax expense (benefit)	(45,095)	149,184	(97,170)	0	6,919

Net income	$1,046,689	$289,593	$1,096,979	$(1,336,282)	$1,096,979

Total assets	$914,325,739	$4,996,581	$83,373,669	$(83,979,375)	$918,716,614

	Nine Months Ended September 30, 2009
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$31,200,640	$61,698	$1,557,919	$(1,558,500)	$31,261,757
Income from fiduciary activities	0	2,230,009	0	0	2,230,009
Other income	6,558,815	321,248	225,000	(266,978)	6,838,085
Total operating income	37,759,455	2,612,955	1,782,919	(1,825,478)	40,329,851

Expenses
Interest expense	11,059,362	0	6,487	(21,596)	11,044,253
Provision for loan losses	5,000,000	0	0	0	5,000,000
Salaries and employee benefits	11,346,914	1,534,113	396,074	0	13,277,101
Other expenses	8,930,906	625,334	170,760	(266,978)	9,460,022
Total operating expenses	36,337,182	2,159,447	573,321	(288,574)	38,781,376

Income before taxes	1,422,273	453,508	1,209,598	(1,536,904)	1,548,475

Income tax expense (benefit)	184,683	154,194	(96,010)	0	242,867

Net income	$1,237,590	$299,314	$1,305,608	$(1,536,904)	$1,305,608

Total assets	$867,259,003	$6,070,045	$82,726,263	$(84,309,093)	$871,746,218

The Bank extends a line of credit for $370 thousand to the Parent, of which $244 thousand was drawn at September 30, 2010.  This line of credit is used primarily to repurchase the Parent’s publicly traded stock, although it is also available to provide a source of liquidity for the Parent.  Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%.  This loan is secured by a held-to-maturity security with a book value of $412 thousand and a market value of $429 thousand.  Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers.  These transactions are eliminated to reach consolidated totals.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements.  For this purpose, any statement that is not a statement of historical fact may be a forward-looking statement.  These forward-looking statements may include, but are not limited to, statements regarding profitability, liquidity, allowance for loan losses, trends regarding the provision for loan losses, trends regarding net loan charge-offs, trends regarding the future levels of nonperforming assets, levels of overdraft or other fee income, levels of noninterest expense, losses or gains in the write-down/sale of foreclosed assets, the costs of expanding a current branch office, interest rates and yields, interest rate sensitivity, market risk, growth strategy and financial and other goals.  Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning.  Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic and business conditions, the quality or composition of the loan or investment portfolios, the size of the provision for loan losses, the adequacy of the allowance for loan losses, the level of nonperforming assets, impaired loans and charge-offs, the local real estate market, results of internal assessments and external bank regulatory examinations, the value of collateral securing loans, the value of and the Company’s ability to sell foreclosed assets, the Company’s ability to enter into an agreement with a general contractor to expand a current branch office on acceptable terms, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, Federal Deposit Insurance Corporation (FDIC) premiums and/or assessments, demand for loan and other products, deposit flows, competition, and accounting principles, policies and guidelines. Monetary and fiscal policies of the U.S. Government could also adversely affect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA) and other policies of the Office of the Comptroller of the Currency (OCC), U.S. Treasury and the Board of Governors of the Federal Reserve System.  The requirements of the Dodd-Frank Act may also adversely affect the Company.

The Company has experienced reduced earnings due to the current economic climate.  Dramatic declines in the residential and commercial real estate markets in recent years have resulted in increases in nonperforming assets and significant write-downs of asset values by the Company as well as by other financial institutions in the U.S. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility.

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

It is not clear what other impacts the liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry.  It is also not clear what effects future regulatory reforms, including the implementation of the Dodd-Frank Act, may have on financial markets, the financial services industry and depository institutions. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

Critical Accounting Policies and Estimates
As of September 30, 2010, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2009 annual report on Form 10-K.  That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments:  the allowance for loan losses.  In 2010, there have been slight changes to the critical accounting estimate for the allowance for loan losses in the period used to calculate the historic loss.  See the Allowance for Loan Losses section in the Management’s Discussion and Analysis for more details about these slight changes.

Earnings Summary
Net income for the third quarter of 2010 was $1.0 million as compared with $1.2 million in the third quarter of 2009, a decrease of $123 thousand or 10.64%. Net income for the first nine months of 2010 was down 15.98% from the same period in 2009.  During the third quarter of 2010, the loan loss provision was $1.5 million, compared to $1.0 million in the third quarter of 2009. The Company believes that the increase in the loan loss provision in the third quarter of 2010 is appropriate based on its analysis of the allowance for loan losses (see the Allowance for Loan Losses section below). Expenses for the third quarter of 2010 were negatively impacted by higher loss on write-down/sale of foreclosed assets, up $564 thousand compared to the third quarter of 2009. Basic and diluted earnings per share for the third quarter of 2010 were $0.21. Basic and diluted earnings per share for the third quarter of 2009 were $0.24. Basic and diluted earnings per share for the nine months ended September 30, 2010 were $0.22 and basic and diluted earnings per share were $0.27 and $0.26, respectively, for the nine months ended September 30, 2009.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them.  Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.  The net interest yield is calculated by dividing tax-equivalent net interest income by average earning assets.  Net interest income, on a fully tax equivalent basis, was $8.0 million in the third quarter of 2010, an increase of $835 thousand from the third quarter of 2009. The net interest yield was 3.77% in the third quarter of 2010, 19 basis points higher than the 3.58% net interest yield in the equivalent period in 2009. The higher net interest yield in 2010 was the result of the rate on interest-bearing liabilities decreasing 76 basis points, compared to a 47 basis-point decrease in the yield on earning assets.

Tax-equivalent interest income decreased by $338 thousand, or 3.20%, in the third quarter of 2010 compared to the same period of 2009.  Average earning assets grew $49.5 million, or 6.22%, compared to the third quarter of 2009.  Interest expense decreased $1.2 million, or 34.24%, and average interest-bearing liabilities increased by $33.0 million, or 4.94% in the third quarter of 2010 compared to the same period of 2009. The decrease in interest expense despite the increase in average interest-bearing liabilities is a result of the 76 basis-point decrease in the rate on interest-bearing liabilities in the third quarter of 2010 compared to the third quarter of 2009.

For the nine months ended September 30, 2010, tax-equivalent net interest income was $23.1 million, up 12.53% from the first nine months of 2009. The net interest yield of 3.57% in the first nine months of 2010 was 14 basis points higher than the yield for the same period of 2009, again due to the rate on interest-bearing liabilities decreasing faster than the yield on earning assets. Tax-equivalent interest income for the nine months ended September 30, 2010 decreased $565 thousand, or only 1.79%, from the first nine months of 2009, while interest expense fell $3.1 million, or 28.36% between the same periods.  As in the three-month period ended September 30, 2010, the decrease in interest expense occurred even though average interest-bearing liabilities increased.  This decline in interest expense was due to a 77-basis point decline in the rate on interest-bearing liabilities in the first nine months on 2010 as compared to the first nine months of 2009.  Average earning assets grew 8.12% between September 30, 2010 and September 30, 2009; average interest-bearing liabilities grew even faster during that period at 9.45%.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%.  The FOMC has kept the Federal Funds Target Rate unchanged during 2009 and the first nine months of 2010. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were booked prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities.  Assuming that the FOMC keeps interest rates at current levels, management believes that the average rate on interest-bearing liabilities will continue to decrease more rapidly than the average rate on earning assets, although the gap between the two is expected to narrow.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields.  Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(in thousands)
			(unaudited)
Loans*	$619,241	$9,252	5.98%	$628,833	$9,666	6.15%
Investment securities:
Taxable	186,227	854	1.83%	120,045	584	1.95%
Tax-exempt*	4,517	80	7.08%	10,051	183	7.28%
Total investment securities	190,744	934	1.96%	130,096	767	2.36%
Federal funds sold	29,249	15	0.21%	21,368	11	0.21%
Other investments	6,109	12	0.79%	15,532	107	2.76%
Total earning assets	845,343	$10,213	4.83%	795,829	$10,551	5.30%
Allowance for loan losses	(12,138)			(7,400)
Other nonearning assets	82,090			73,261
Total assets	$915,295			$861,690

Time and savings deposits:
Interest-bearing transaction accounts	$10,663	$1	0.04%	$9,569	$1	0.04%
Money market deposit accounts	164,714	95	0.23%	138,209	74	0.21%
Savings accounts	46,010	12	0.10%	41,623	11	0.11%
Time deposits, $100,000 or more	145,729	645	1.77%	167,406	827	1.98%
Other time deposits	199,196	960	1.93%	160,691	1,514	3.77%
Total time and savings deposits	566,312	1,713	1.21%	517,498	2,427	1.88%
Federal funds purchased, repurchase agreements and other borrowings	99,293	110	0.44%	85,156	151	0.71%
Federal Home Loan Bank advances	35,000	430	4.91%	65,000	848	5.22%
Total interest-bearing liabilities	700,605	2,253	1.29%	667,654	3,426	2.05%
Demand deposits	129,741			108,994
Other liabilities	2,233			2,780
Stockholders' equity	82,716			82,262
Total liabilities and stockholders' equity	$915,295			$861,690
Net interest income/yield		$7,960	3.77%		$7,125	3.58%

	For the nine months ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(in thousands)
			(unaudited)
Loans*	$627,677	$28,028	5.95%	$632,636	$28,516	6.01%
Investment securities:
Taxable	179,912	2,508	1.86%	111,693	1,953	2.33%
Tax-exempt*	6,110	334	7.29%	12,152	658	7.22%
Total investment securities	186,022	2,842	2.04%	123,845	2,611	2.81%
Federal funds sold	40,807	64	0.21%	20,214	33	0.22%
Other investments	6,134	35	0.76%	19,334	374	2.58%
Total earning assets	860,640	$30,969	4.80%	796,029	$31,534	5.28%
Allowance for loan losses	(10,563)			(6,947)
Other nonearning assets	79,760			68,189
Total assets	$929,837			$857,271

Time and savings deposits:
Interest-bearing transaction accounts	$10,948	$5	0.06%	$9,571	$5	0.07%
Money market deposit accounts	156,955	262	0.22%	135,051	232	0.23%
Savings accounts	44,998	35	0.10%	40,961	42	0.14%
Time deposits, $100,000 or more	164,020	2,072	1.68%	152,428	2,859	2.50%
Other time deposits	183,994	3,097	2.24%	182,948	4,917	3.58%
Total time and savings deposits	560,915	5,471	1.30%	520,959	8,055	2.06%
Federal funds purchased, repurchase agreements and other borrowings	108,559	471	0.58%	71,057	392	0.74%
Federal Home Loan Bank advances	51,827	1,970	5.07%	67,037	2,597	5.17%
Total interest-bearing liabilities	721,301	7,912	1.46%	659,053	11,044	2.23%
Demand deposits	123,946			112,432
Other liabilities	2,438			3,031
Stockholders' equity	82,152			82,755
Total liabilities and stockholders' equity	$929,837			$857,271
Net interest income/yield		$23,057	3.57%		$20,490	3.43%

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

The provision for loan losses was $1.5 million in the third quarter of 2010, as compared to $1.0 million in the third quarter of 2009. Management concluded that the higher provision was appropriate based on the increases in nonperforming loans during the third quarter of 2010 and on the Company’s analysis of the credit quality of the loan portfolio.  In the first nine months of 2010, the provision for loan losses was $7.5 million, compared to $5.0 million in the first nine months of 2009.

The increase in the provision for loan losses in the first nine months of 2010 was due to several factors.  First, a lending relationship of $9.4 million was placed in nonaccrual during the first quarter of 2010.  This loan is secured by commercial real estate and other collateral that have a combined value of $6.6 million, leaving an unsecured amount of $2.8 million.  Second, management made changes to the historical loss calculation of the allowance for loan losses during the first nine months of 2010.  For more information regarding the changes to the historical loss calculation, see the Allowance for Loan Losses section of this Form 10-Q. Also, nonperforming loans have increased $16.1 million since December 31, 2009.  See below in this section for more details regarding this $16.1 million increase. Management believes that the large increase of $4.7 million in the provision for loan losses for the first quarter of 2010 should not continue and the provision should be lower in future periods, as evidenced by the reduced provision for the second and third quarters of 2010.  The primary reason for the $4.7 million provision in the first quarter of 2010 was a $9.4 million relationship that was moved into nonaccrual status in that quarter.  The Company’s analysis of its loan portfolio since that time has not identified other significant relationships that are at risk of being placed in nonaccrual status.

Net loans charged off were $1.1 million for the third quarter of 2010 as compared to $521 thousand for the third quarter of 2009. For the first nine months of 2010 and 2009, net loans charged off were $3.3 million and $3.7 million respectively. Net charge-offs in 2009 were impacted by a $1.4 million write-down on a real estate construction project in the second quarter. On an annualized basis, net loan charge-offs were 0.70% of total loans for the first nine months of 2010 compared with 0.77% for the same period in 2009. While net loan charge-offs remain high and reflect ongoing difficulties in the commercial and consumer real estate sectors, the gradual improvement in the economy helped reduce charge-offs in the first nine months of 2010 as compared to the first nine months of 2009. However, management believes that net loans charged off will remain relatively high until the economic recovery becomes more pronounced.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans, and foreclosed assets. Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties.  As of September 30, 2010, the Company did not have any restructured loans.  It is generally the Company’s policy that restructured loans that have continued to be in compliance with modified terms for six months and yield a market rate at the time of restructuring not be reported as restructured loans in years subsequent to the year in which the loan was first restructured.  In September of 2009, the Company restructured a $2.5 million real estate mortgage loan.  Since the restructuring, the loan has been in compliance with its modified terms and is yielding a market rate. Based on these factors, the loan was recategorized as a performing loan in the third quarter of 2010 and no longer considered either a restructured loan or a nonperforming asset.  Foreclosed assets consist of real estate from foreclosures on loan collateral. The majority of the loans 90 days past due but still accruing interest are classified as substandard.  As noted below, substandard loans are a component of the allowance for loan losses.  When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. If the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The following table presents information concerning nonperforming assets:

	September 30,	December 31,	Increase
	2010	2009	(Decrease)
	(unaudited)
	(in thousands)
Nonaccrual loans
Commercial	$248	$255	$(7)
Real estate-construction	27	524	(497)
Real estate-mortgage	23,226	4,109	19,117
Installment loans to individuals	135	29	106
Total nonaccrual loans	$23,636	$4,917	$18,719
Loans past due 90 days or more and accruing interest
Commercial	$43	$40	$3
Real estate-construction	39	0	39
Real estate-mortgage	120	228	(108)
Installment loans to individuals	41	117	(76)
Other	0	4	(4)
Total loans past due 90 days or more and accruing interest	$243	$389	$(146)
Restructured loans (in compliance with modified terms)
Real estate-mortgage	$0	$2,480	$(2,480)
Total restructured loans (in compliance with modified terms)	$0	$2,480	$(2,480)
Foreclosed assets
Real estate-construction	$5,451	$5,149	$302
Real estate-mortgage	4,689	2,474	2,215
Total foreclosed assets	$10,140	$7,623	$2,517
Total nonperforming assets	$34,019	$15,409	$18,610

The large increase in the nonaccrual loan category during the nine months ended September 30, 2010 is mainly due to one credit relationship of $9.4 million or 50.22% of the $18.7 million total increase in that category. This loan is secured by commercial real estate and other collateral that have a combined value of $6.6 million. The majority of the balance of nonaccrual loans is related to a few large credit relationships.  Of the $23.6 million of nonaccrual loans at September 30, 2010, $19.3 million or 81.71% was comprised of eight credit relationships: the $9.4 million relationship discussed above and seven other relationships of $3.6 million, $1.6 million, $1.2 million, $1.1 million, $1.0 million, $739 thousand and $674 thousand.

If current economic conditions, which have been showing some signs of improvement, do not in fact improve, management believes nonperforming assets could continue to increase, which would have a negative effect on the Company’s financial position.  As was seen in the nine months ended September 30, 2010, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs. Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly.  Therefore, management believes that the current trend of declining asset quality will improve, although the improvement may take some time. Management will work with customers that are having difficulties meeting their loan payments, with foreclosure considered a last resort.

As reflected in the $18.6 million increase in nonperforming assets during the first nine months of 2010, the quality of the Company’s loan portfolio declined during this period. Management believes the decline in the quality of the Company’s loan portfolio during this period was primarily due to the general decline of economic conditions, depressed commercial and residential real estate markets and the effects of unemployment on borrowers.  Due to this decline, management has increased the allowance for loan losses to $12.1 million as of September 30, 2010 as compared to a balance of $7.9 million as of December 31, 2009. As of September 30, 2010, the allowance for loan losses was 35.58% of nonperforming assets and 50.69% of nonperforming loans. The definition of nonperforming loans is nonperforming assets less foreclosed assets. The allowance for loan losses was 1.96% of total loans on September 30, 2010 and 1.24% of total loans on December 31, 2009.

Allowance for Loan Losses
The allowance for loan losses is based on several components: historical loss rates, impairment analysis of nonperforming loans, including collateral valuation, and qualitative factors.  In evaluating the adequacy of the allowance, the loan portfolio is divided into several pools of loans:

1.	Doubtful–specific identification
2.	Substandard–specific identification
3.	Pool–substandard
4.	Pool–other assets especially mentioned (rated just above substandard)
5.	Pool–pass loans (all other loans)

Historical loss rates, adjusted for the current economic environment, are applied to the above five pools of loans, except for doubtful and substandard loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. Prior to 2010, the historical loss calculation was based on the previous four years.  In the first quarter of 2010, the historical loss was based on the previous nine quarters, or all of 2008 and 2009 and the first quarter of 2010. The historical loss for the second quarter of 2010 was based on the most recent six quarters, or all of 2009 and the first two quarters of 2010. For the third quarter of 2010, the historical loss was based on the most recent seven quarters, or all of 2009 and the first three quarters of 2010. The seven-quarter loss history component of the allowance amounted to $3.8 million as of September 30, 2010.  Management believes the shorter historical loss periods more accurately reflect the current economic environment.

During the first and second quarter of 2010, the historical loss was based on an annual calculation, rather than a quarterly one. During the third quarter of 2010, management converted the annual calculation to a quarterly calculation. In management’s opinion, the use of a quarterly loss history more accurately reflects the loss potential of the loan portfolio in the current economic environment.

In addition, nonperforming loans are analyzed for impairment under U.S. GAAP and are allocated based on this analysis. Increases in nonperforming loans affect this portion of the adequacy review.  The Company’s nonperforming loans fall in the doubtful pool with specific identification, the substandard pool with specific identification or the pool-substandard pool of loans.  Therefore, changes in nonperforming loans affect the dollar amount of the allowance.  Unless the nonperforming loan is not impaired (i.e. the collateral value is considered sufficient), increases in nonperforming loans are reflected as an increase in the allowance for loan losses.

The majority of the Company’s nonperforming loans are collateralized by real estate.  When reviewing loans for impairment or when the Company takes loan collateral due to loan default, it obtains current appraisals.  Any loan balance that is in excess of the appraised value is allocated in the allowance.  In the current real estate market, appraisers are having difficulty finding comparable sales, which is causing some appraisals to be very low. As a result, the Company is being conservative in its valuation of collateral which results in higher than normal charged off loans and higher than normal increases to the Company’s allowance for loan losses.  As of September 30, 2010, the impaired loan component of the allowance amounted to $3.5 million and is reflected as a valuation allowance related to impaired loans in Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, loan concentrations, and legal and regulatory changes. Due to the decline in the overall economy in 2008 and 2009, management increased the component of the allowance for loan losses related to the economy in each of the loan portfolios in 2009. This component remains at this level for the first three quarters of 2010. During the third quarter of 2010, management increased the component of the allowance for loan losses related to legal and regulatory changes due to the passing of the Dodd-Frank Act. The qualitative component of the allowance amounted to $4.3 million as of September 30, 2010.

As a result of these changes and the overall increase in nonperforming assets, the Company added $7.5 million to the allowance for loan losses in the first nine months of 2010, with $1.5 million added during the third quarter of 2010.  Management is concerned about the increase in nonperforming assets during the first nine months of 2010 but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when management concludes such changes are necessary.

Noninterest Income
Compared to the same period in 2009, total noninterest income was $390 thousand higher in the third quarter of 2010.  In the service charges on deposit accounts category, there was a decrease in overdraft fees of $393 thousand between the third quarter of 2009 and the third quarter of 2010. The majority of this decrease in overdraft fees is attributed to the changes in Regulation E requiring a customer to authorize in advance overdrafts caused by debit card and ATM transactions.  The Company expected overdraft fees to continue to decrease and is compensating for the projected decrease in overdraft income by pursuing new product offerings, such as remote deposit capture and lockbox services, to help drive future noninterest income.

The other service charges, commissions and fees noninterest income category increased $89 thousand, or 14.16% during the third quarter of 2010 as compared to the same quarter in 2009.  The majority of this increase was attributed to increases in debit card and merchant processing income which increased $57 thousand and $28 thousand, respectively, mainly as a result of increased sales focus in these areas.

Income from bank owned life insurance increased $17 thousand, or 8.74%, due to the purchase of additional policies for newly-qualified employees.  Also, other operating income increased $61 thousand when comparing the third quarter of 2010 to the third quarter of 2009.  The majority of this increase, or $52 thousand, was due to increased income from Old Point Mortgage, LLC, which is the Company’s joint venture with Tidewater Mortgage Services, Inc. to provide mortgage origination services.

In addition, in the third quarter of 2010 the Company recognized $541 thousand in gains on sales of available-for-sale securities.  Management considered the effect on future yields prior to initiating the sale of these securities and believes that the selling of securities to recognize this gain presented the most advantageous option for the Company at the time the transactions occurred.

For the nine months ended September 30, 2010, noninterest income increased $747 thousand, or 8.24%, as compared to the same period in 2009. The overall increase in noninterest income occurred despite a decrease of $563 thousand in overdraft fee income.  One significant component of this overall increase was a $541 thousand increase in gains on sales of available-for-sale securities. Other components of the increase included higher income from other service charges, commissions and fees of $266 thousand, mainly from debit card, merchant processing and ATM interchange fee income.  Income from bank owned life insurance increased $265 thousand, due to the receipt of insurance proceeds and the purchase of additional policies.  Also, income from fiduciary activities increased $90 thousand during the first nine months of 2010 as compared to the same period in 2009.  The increase in fiduciary activities income is generated by increased sales efforts.

Noninterest Expense
For the third quarter of 2010, noninterest expense increased $960 thousand, or 12.90%, over the third quarter of 2009. The largest increase between the third quarters of 2009 and 2010 was in losses on write-down/sale of foreclosed assets, which increased $564 thousand. The increase in this foreclosed asset expense account was mainly due to the write-down of several properties, after obtaining current appraisals at lower market values. FDIC insurance increased $140 thousand during the third quarter of 2010 as compared to the third quarter of 2009, caused by higher assessments.  Other outside service fees increased $62 thousand during the third quarter of 2010 as compared to the same quarter in 2009.  The majority of the increase in other outside service fees was related to an audit of the Company’s computer network, including penetration testing, to ensure strong security in this area. Legal and audit expenses also increased significantly, rising 75.54% between the third quarter of 2009 and the same period in 2010. The majority of the difference was due to the need for additional legal advice on securities and regulatory issues, as well as advice on troubled loans.  Management expects noninterest expenses to remain elevated until the economy is well into recovery.

Noninterest expense for the nine months ended September 30, 2010 was up $1.4 million, or 6.03%, over the first nine months of 2009.  As in the third quarter, a portion of the change was driven by legal expenses, outside service fees and write-down of foreclosed assets.  In addition, salaries and employee benefit costs for the first nine months of 2010 were $415 thousand, or 3.12% higher than the first nine months of 2009.  The rise in salary expense was caused by several factors: merit increases resulting from annual reviews, additions to staff in the Corporate Banking department in the second half of 2009, and the filling of positions which had been vacant for some time.

On the positive side, FDIC insurance costs declined $67 thousand, or 5.98%, in the first nine months of 2010, compared to the first nine months of 2009.  In the second quarter of 2009, the Company paid a $386 thousand special assessment based on asset size, which was assessed to all banks.  FDIC insurance costs, however, were $87 thousand higher in the third quarter of 2010 than in the second quarter of 2010 and management expects increased deposit insurance assessments to continue through future operating periods as a result of the higher reserve requirements for the DIF established by the Dodd-Frank Act.

Balance Sheet Review
At September 30, 2010, the Company had total assets of $918.7 million, a decrease of 0.29% from $921.4 million at December 31, 2009. This minimal decrease occurred despite the payoff at maturity in the second quarter of 2010 of $30.0 million of advances from the FHLB, funded from available cash and equivalents. These fixed-rate FHLB advances, at market rates when the Company obtained them, became less favorable with the significant declines in market rates in recent years.  As the Company had planned, these advances were paid off at maturity to improve the net interest margin. Net loans as of September 30, 2010 were $604.6 million, a decrease of 3.63% from $627.4 million at December 31, 2009. The decrease in loans was partly due to the net increase of $4.2 million in the allowance for loan losses. Loan balances have also declined for several reasons, including: higher than normal amortization of residential loans in this attractive refinance market; closer managing of revolving credits; purposeful exiting of troubled credits; partial charge-offs of some larger troubled loans to properly account for reasonable collateral value; and regularly scheduled payoffs exceeding loan demand from qualified borrowers.  The Company believes it has sufficient liquidity to fund new loans.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of September 30, 2010.

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

The following table details, as of September 30, 2010, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens

	Amount	Percent
Subprime	$25,466,056	20.9%
Non-subprime	96,305,750	79.1%
	$121,771,806	100.0%

Total loans	$616,736,171
Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.13%

In addition to the subprime loans secured by real estate discussed above, as of September 30, 2010, the Company had an additional $4.5 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate.  Together with the subprime loans secured by real estate, the Company’s total subprime loans as of September 30, 2010 were $30.0 million, amounting to 4.86% of the Company’s total loans at September 30, 2010.  The Company’s total subprime loans as of December 31, 2009 were $33.1 million or 5.20% of the Company’s total loans.  There has been a reduction of $3.1 million or 34 basis points in the first three quarters of 2010 in subprime loans.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first nine months of 2010 were $929.8 million compared to $857.3 million for the first nine months of 2009.  The growth in average assets in 2010 was due mainly to the growth in average investment securities and federal funds sold, which increased 50.21% and 101.87%, respectively, as compared to the same period in 2009. A portion of the strong growth in investment securities resulted from $10.0 million of funds that were in other investments as of  September 30, 2009 maturing and being replaced with investment securities by September 30, 2010.  The increase in federal funds sold was a result of liquidity provided by significant growth in deposits since September 30, 2009.

Total available-for-sale and held-to-maturity securities at September 30, 2010 were $196.7 million, an increase of 11.77% from $176.0 million at December 31, 2009.  Since low-cost deposits have increased and loan demand has slowed this year, the Company has increased its security holdings. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At September 30, 2010, total deposits were $34.2 million, or 5.16%, higher than the balance of $662.5 million at December 31, 2009. Repurchase agreements decreased $8.1 million, or 7.37% since December 31, 2009. The Bank’s repurchase agreements are fully collateralized by government agencies, providing customers with protection for funds that might otherwise exceed the limit for FDIC insurance coverage.  The decrease in the level of term repurchase agreements was primarily due to successful sales efforts aimed at increasing low-cost deposits, allowing the Bank to focus on customer relationships and not higher-cost funding sources to meet liquidity needs.

Capital Resources
Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill.  Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.  The following is a summary of the Company’s capital ratios at September 30, 2010.  As shown below, these ratios were all well above the regulatory minimum levels.

	2010
	Regulatory
	Minimums	September 30, 2010
Tier 1	4.00%	12.23%
Total Capital	8.00%	13.48%
Tier 1 Leverage	4.00%	9.10%

Book value per share was $16.84 at September 30, 2010 and $16.80 at September 30, 2009.  Cash dividends were $985 thousand or $0.20 per share in the first three quarters of 2010 and $1.8 million or $0.37 per share in the first three quarters of 2009. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large stable deposit base.  In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB.  During the first nine months of 2010, the Company paid off $30.0 million of advances from the FHLB.  As of the end of the third quarter of 2010, the Company had $239.3 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds lines with correspondent banks.  As of the end of the third quarter of 2010, the Company had $28.0 million available in federal funds lines to handle any short-term borrowing needs.

Management is aware of the current market and institutional trends, events and uncertainties, including market disruptions and significant restrictions on availability of capital in the U.S. and global economies.  However, management does not expect the trends, events and uncertainties to have a material effect on the liquidity or capital resources of the Company.  Management is not aware of any current recommendations by regulatory authorities that would have a material effect on liquidity or capital resources, except those provisions contained in the recently-passed Dodd-Frank Act. While it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes, the act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries and imposes more stringent capital requirements on bank holding companies, as discussed in the Risk Factors section of the Company’s second quarter 2010 report on Form 10-Q.  The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale.  The Company’s primary external source of liquidity is advances from the FHLB.

The Company’s liquidity position has improved during the nine months ended September 30, 2010, as reflected in the Consolidated Statements of Cash Flows.  Growth in low-cost deposits, as discussed previously, allowed the Company to pay off $39.7 million of higher-cost funding in the form of FHLB advances and term repurchase agreements.  This reduction in collateralized borrowings increased the amount of unpledged securities held by the Company.  These unpledged available-for-sale securities provide an additional funding source that is immediately available should a need arise.

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

The Company has plans to expand the building of a current branch office.  The Company has not signed a contract with a general contractor for this project as of the filing of this Form 10-Q but anticipates that the project will likely cost between $8.0 million and $10.0 million over the next two to three years.

As of September 30, 2010, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2009 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2010, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2009 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2010.  It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At September 30, 2010, non-maturing deposit liabilities totaled $353.3 million or 50.71% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to assess the impact on the Company’s earnings at September 30, 2010.  The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.70% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 0.89% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 2.24% increase in net interest income.

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

Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2009 annual report on Form 10-K and quarterly report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below gives information on a monthly basis regarding purchases made by the Company of its common stock during the three months ended September 30, 2010.

			Total Number of	Maximum Number of
	Total		Shares Purchased	Shares that May Yet
	Number	Average	as Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs

7/1/2010-7/31/2010	0	$0	n/a	n/a
8/1/2010-8/31/2010	3,187	12.01	n/a	n/a
9/1/2010-9/30/2010	233	12.11	n/a	n/a

Total	3,420

(1)
These shares were canceled in connection with exercises of stock options.  Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own.  Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options.  During the three months ended Spetember 30, 2010, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program.

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

OLD POINT FINANCIAL CORPORATION

November 8, 2010	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 8, 2010	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)