Form 10-K
period 2010-12-31
OLD POINT FINANCIAL CORP
filed 2011-03-11
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-12896

OLD POINT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1265373
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1 West Mellen Street, Hampton, Virginia  23663
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
            Yes ☐     No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2010 was $40,474,635 based on the closing sales price on the NASDAQ Capital Market of $13.02.

There were 4,936,989 shares of common stock outstanding as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on April 26, 2011, are incorporated by reference in Part III of this report.

OLD POINT FINANCIAL CORPORATION

FORM 10-K

-i-

Index

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

The Company completed a spin-off of its trust department as of April 1, 1999.  The newly formed organization is chartered as Old Point Trust & Financial Services, N.A. (Trust).  Trust is a nationally chartered trust company.  The purpose of the spin-off was to have a corporate structure more ready to compete in the field of wealth management.  Trust is a wholly-owned subsidiary of the Company.

The Bank is a national banking association that was founded in 1922.  As of the end of 2010, the Bank had 21 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County.  The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and business customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Trust.  The principal business of the Company is conducted through its subsidiaries which continue to conduct business in substantially the same manner.

As of December 31, 2010, the Company had assets of $886.8 million, loans of $586.6 million, deposits of $679.2 million, and stockholders’ equity of $81.0 million.  At year-end, the Company and its subsidiaries had a total of 332 employees, 23 of whom were part-time.

MARKET AREA AND COMPETITION

The Company’s market area is located in Hampton Roads.  According to the United States Census Bureau, Hampton Roads is the 36th most populous Metropolitan Statistical Area (MSA) in the United States.  Situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor, the Hampton Roads MSA includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry.

The banking business in Virginia, and in the Company’s primary service area in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Company.

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

According to the United States Census Bureau, six of the ten largest populated centers in the United States are located within 750 miles of Hampton Roads. The Hampton Roads MSA is the largest market between Washington, D.C. and Atlanta, Georgia, and the fourth largest MSA in the southeast.  The region saw a 5.9% increase in population between 2000 and 2009 and is home to 1.7 million people.  The Virginia Employment Commission projects the population in the Hampton Roads MSA to be nearly 1.85 million people by the year 2020.

Index

According to the Federal Deposit Insurance Corporation (FDIC), the Hampton Roads MSA is the third largest deposit market in Virginia, after Richmond and the Washington Metropolitan area.  The Company’s market area is serviced by 388 branches of banks and savings and loans and 53 credit unions. In addition, branches of virtually every major brokerage house serve the Company’s market area.  Because community banks typically rely on branch deposits to fund loans, competition for local deposits is fierce. This is particularly true now with the recent upheaval in the financial services industry. Community banks are well positioned to reclaim ground lost to larger banks and are better positioning themselves for future success through opportunities that have arisen from the crisis.  In addition, community banking is a relationship business where character and credit-worthiness both count and where a bank takes care of its customers because customers are more than just a number.  This is especially important to consumers now, at a time when the level of trust in larger, more complex institutions is decreasing.

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

Currently, the Company is striving to build a stronger presence with business customers, where greater opportunities for fee-based revenues and cross-selling exist.  Small businesses create two thirds or more of all net new jobs, according to the US Department of Labor, and as such are an extremely valuable resource.  In 2009, the Company expanded its treasury services offerings by adding a Corporate Banking group and expanding its product offerings to match those offered by larger institutions.  This expansion continued throughout 2010 with an aim towards growth and relationship development.  Through these business banking capabilities, management believes that the Company will be able to service a highly lucrative market that offers the opportunities to identify new revenue streams and cross sell additional products.

As of June 30, 2010, the Company holds eighth place with 3% market share of all Hampton Roads deposits. The Company’s total deposits for the entire Hampton Roads area grew by almost $60.0 million, or 9.52% between June 2009 and June 2010.  In Hampton, the Company retains first place with 32% market share. In addition, deposit growth in other parts of the peninsula between June 2009 and June 2010 was good in spite of the recession. Deposits in Williamsburg and James City County grew nearly 10%.  In Newport News, total deposits fell by just under 3%, and in Isle of Wight deposits fell by just under 2%.

Marketing and sales efforts have produced favorable results on the Southside of the Company’s market.  In November of 2009, the Company opened its second Norfolk branch in Ghent. This branch opening plus strong growth in our office in downtown Norfolk produced deposit growth of nearly 161%.  In addition, the Company opened its second Virginia Beach location in January of 2008, and the upward deposit trend continued with almost a 10% deposit growth between June 30, 2009 and June 30, 2010.  In keeping with this upward trend on the Southside, the Chesapeake region saw a rise in deposits of nearly 4%.  All six branches on the Southside continue to work hard to increase the Company’s name recognition in their respective regions of the MSA.

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

Index

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

When enacted in 2002, Section 404(b) of the SOX required public companies to include in their annual reports on Form 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and required the company’s auditor to attest to and report on management’s assessment.  From 2002 through 2010, the SEC had delayed implementation of Section 404(b) of the SOX for public companies with a public float below $75 million (i.e. companies that are smaller reporting companies or non-accelerated filers).  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) permanently exempted smaller reporting companies and non-accelerated filers from Section 404(b) of the SOX, and the SEC made conforming amendments to certain of its rules and forms in September 2010.  Accordingly, the Company will not be required to submit an attestation from its auditor regarding management’s assessment of the effectiveness of the Company’s internal controls as long as its public float remains below $75 million.

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

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates.  Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of a bank and its subsidiaries with its affiliates does not exceed 10 percent of the capital stock and surplus of the bank on a per affiliate basis or 20 percent of the capital stock and surplus of the bank on an aggregate affiliate basis.  In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices.  In particular, a bank and its subsidiaries generally may not purchase a low-quality asset (as defined in the Federal Reserve Act) from an affiliate.  These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts.  Additionally, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

Index

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

Economic Emergency Stabilization Act of 2008 (EESA) and the American Recovery & Reinvestment Act of 2009 (ARRA).  In October 2008, the EESA was signed into law, which provided immediate authority and facilities that the United States Department of the Treasury (Treasury) could use to restore liquidity and stability to the financial system. Specifically, Section 101 of EESA established the Troubled Asset Relief Program (TARP) to purchase, and to make and fund commitments to purchase, troubled assets from any financial institution, on such terms and conditions as are determined by the Secretary of the Treasury, and in accordance with EESA and the policies and procedures developed and published by the Secretary of the Treasury. Section 111 of EESA provides that entities that receive financial assistance from Treasury under TARP are subject to specified executive compensation and corporate governance standards established by the Secretary of the Treasury. The statutory language in EESA includes three limitations on executive compensation for TARP recipients involved in a direct purchase. On February 17, 2009, the President signed the ARRA into law. ARRA contains a number of restrictions on executive and highly-paid employee compensation for those institutions that have received, or will receive, government assistance under TARP that are considerably more restrictive and far-reaching than the limited restrictions included in EESA.  The Company did not participate in TARP and is not subject to the restrictions imposed by the EESA or ARRA upon financial institutions that received government assistance under TARP.

It is not clear at this time what impact initiatives of Treasury or other bank regulatory agencies pursuant to the EESA or ARRA have had or will have on the financial markets, the financial services industry, the Company, the Bank or Trust.

The Dodd-Frank Act.  On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that:

●
Centralize significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions.  As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the OCC.

●
Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as subsidiaries and affiliates of the Old Point National Bank of Phoebus, from availing themselves of such preemption.

Index

●	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
●	Require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state.
●
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the deposit insurance fund (DIF) of the FDIC, and increase the floor of the size of the DIF.

●
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

●	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.
●	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.
●
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for noninterest bearing demand transaction accounts at all insured depository institutions.

●	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
●
Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, Bank and Trust or their customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could impact the Company’s and the Bank’s future raising activities. Although the Company and Bank have not issued trust preferred securities, provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities could cause the Company and the Bank to seek other sources of capital in the future.

Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Incentive Compensation.  In June 2010, the Federal Reserve, the Comptroller and the FDIC issued comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Index

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

b. Adequately Capitalized — the institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution is one having (i) a Risk-based Capital Ratio of 8 percent or greater, (ii) a Tier 1 Risk-based Capital Ratio of 4 percent or greater and (iii) a Leverage Ratio of 4 percent or greater or a Leverage Ratio of 3 percent or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

c. Undercapitalized — the institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one having (i) a Risk-based Capital Ratio of less than 8 percent or (ii) a Tier 1 Risk-based Capital Ratio of less than 4 percent or (iii) a Leverage Ratio of less than 4 percent, or if the institution is rated a composite 1 under the CAMELS rating system, a Leverage Ratio of less than 3 percent.

d. Significantly Undercapitalized — the institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one having (i) a Risk-based Capital Ratio of less than 6 percent or (ii) a Tier 1 Risk-based Capital Ratio of less than 3 percent or (iii) a Leverage Ratio of less than 3 percent.

e. Critically Undercapitalized — the institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent.

An institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

Index

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

Basel III Capital Framework.  In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (CET1), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

●	3.5% CET1 to risk-weighted assets.
●	4.5% Tier 1 capital to risk-weighted assets.
●	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Index

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Insurance of Depository Accounts and Deposit Insurance Assessments.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (the DIF) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.

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

FDIRA also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits could be used to offset assessments until exhausted. The Company’s one-time credit was $360 thousand, of which $135 thousand and $225 thousand were applied to offset assessments in 2008 and 2007, respectively.  FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35 percent of estimated insured deposits.

The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. In 2009, the insurance coverage of $250,000 per depositor was extended until December 31, 2013 by the Helping Families Save Their Homes Act. This legislation did not increase insurance coverage for certain retirement accounts deposited at an insured bank, which will continue to be $250,000.  In July 2010, the Dodd-Frank Act permanently increased the federal deposit insurance coverage to $250,000 per depositor and, on August 10, 2010, the FDIC adopted a final rule to amend the FDIC’s deposit insurance regulations to reflect the federal deposit insurance coverage increase.

Index

On February 27, 2009, the FDIC: (1) adopted a final rule modifying the risk-based assessment system and setting initial base assessments rates beginning April 1, 2009, at 12 to 45 basis points, and (2) due to extraordinary circumstances, extended the period of its Restoration Plan to replenish the DIF from five to seven years.

On May 22, 2009, the FDIC adopted a final rule imposing a five-basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year. While the FDIC plan would maintain current assessment rates through 2010, effective January 1, 2011, the rates would increase by three basis points across the board.  The FDIC has elected to forgo this increase under a new DIF restoration plan adopted in October 2010 as discussed below.

On October 19, 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

On February 7, 2011, the FDIC adopted a final rule to change the deposit insurance assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF.  The changes will go into effect on effective April 1, 2011 and will be payable at the end of September 2011.  The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits.  It also implements a lower assessment rate schedule when the DIF reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent.

Insurance of Noninterest-Bearing Transaction Accounts.  On October 13, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (the TLGP) because of disruptions in the credit market, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend.  The goal of the TLGP was to decrease the cost of bank funding so that bank lending to consumers and businesses would normalize.  The TLGP was industry funded and did not rely on the DIF to achieve its goals.  The final rule implementing the TLGP was approved by the FDIC Board of Directors on November 21, 2008.  The TLGP consists of two components:  a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program).  The Company participated in both of these programs in 2009 and 2010 and was required to pay assessments associated with the TLGP as follows:

●
Under the Debt Guarantee Program, all newly-issued senior unsecured debt (as defined in the regulation) would be charged an annualized assessment of up to 100 basis points (depending on debt term) on the amount of debt issued, and calculated through the maturity date of that debt or June 30, 2012, whichever is earlier. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the Debt Guarantee Program. Under this emergency guarantee facility, certain participating entities could apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility would be at least 300 basis points, which the FDIC reserved the right to increase on a case-by-case basis, depending upon the risks presented by the issuing entity.  The Company did not issue any debt and incurred no assessments under the Debt Guarantee Program

●
Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) were assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009. The Transaction Account Guarantee Program was extended until December 31, 2010.

Index

The Transaction Account Guarantee Program expired on December 31, 2010.  On November 9, 2010, the FDIC issued a final rule to implement the section of the Dodd-Frank Act that provides Temporary Unlimited Coverage for Noninterest-Bearing Transaction Accounts which became effective on December 31, 2010 and terminates on December 31, 2012. For purposes of this extension, the definition of noninterest-bearing accounts excludes negotiable order of withdraw interest consumer checking accounts (NOW accounts) and Interest on Lawyer Trust Accounts (IOLTAs). The extended program is not optional and will no longer be funded by separate premiums.

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

The GLBA has not had a material adverse impact on the Company’s operations.  To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry has experienced further consolidation.  This consolidation has increased competition faced from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

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

Index

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

Interagency Appraisal and Evaluation Guidelines.  In December 2010, the Federal Reserve Board, the Comptroller and the FDIC, jointly with other federal regulatory agencies, issued the Interagency Appraisal and Evaluation Guidelines.  This guidance, which updates guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. The guidance incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. The guidance also requires institutions to use strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.

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

Future Regulation.  From time to time, various legislative and regulatory initiatives are introduced in the United States Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company or the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company, the Bank or Trust could have a material effect on the business of the Company.

Item 1A.  Risk Factors

U.S. and international credit markets and economic conditions could adversely affect liquidity and financial condition. Global market and economic conditions appear to be improving but could continue to be disrupted and volatile, and the regional and national economies could remain in an economic downturn. Although the Company remains well capitalized and has not suffered any liquidity issues, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in the U.S. and international markets and economy may adversely affect the Company’s liquidity, financial condition and profitability.

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.  The Company’s profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company’s control, including competition; federal economic, monetary and fiscal policies; and economic conditions. Changes in interest rates affect operating performance and financial condition.  The Company tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk.  Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  Accordingly, fluctuations in interest rates could adversely affect the Company’s net interest margin and, in turn, its profitability.  At December 31, 2010, based on scheduled maturities only, the Company’s balance sheet was liability sensitive at the one year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment.

Index

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

The Company’s profitability depends significantly on local economic conditions.  The Company’s success depends primarily on the general economic conditions of the markets the Company operates in.  Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Hampton Roads MSA.  The local economic conditions in this area have a significant impact on the demand for loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Company’s control could impact these local economic conditions.  The decline in general economic conditions and the current recession have negatively affected the financial results of the Company’s operations.

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

In recent years, the market value of real estate has declined, leaving the Company with certain loans that are under-collateralized. Some of these loans have become troubled and have been foreclosed upon, and the Company was unable to realize the expected value of the collateral.  Due to these events, the Company has increased its loan loss provision and established a valuation reserve for foreclosed assets.

In addition, the decline in real estate values has caused and could continue to cause the Company to experience losses when selling foreclosed property. These factors have had an adverse affect on operating results.

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

Index

The Company may be adversely affected by changes in government monetary policy.  As a bank holding company, the Company’s business is affected by the monetary policies established by the Board of Governors of the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures.  In setting its policy, the FRB may utilize techniques such as the following:

●	Engaging in open market transactions in U.S. Government securities;
●	Setting the discount rate on member bank borrowings; and
●	Determining reserve requirements.

These techniques may have an adverse effect on deposit levels, net interest margin, loan demand or the Company’s business and operations.

The allowance for loan losses may not be adequate to cover actual losses.  A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance.  The allowance for loan losses may not be adequate to cover actual loan losses.  In addition, future provisions for loan losses could, and have in 2009 and 2010, materially and adversely affected the Company’s operating results. The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolutions, changes in the size and composition of the loan portfolio and industry information.  Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, that may be beyond the Company’s control and these future losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While management believes that the Company’s allowance is adequate to cover current losses, the Company cannot assure investors that it will not need to increase the allowance or that regulators will not require the allowance to be increased.  Either of these occurrences could materially and adversely affect earnings and profitability.

The Dodd-Frank Act could increase the Company’s regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit its future capital raising strategies.  A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank.  The Dodd-Frank Act will likely increase the Company’s regulatory compliance burden and may have a material adverse effect on the Company, by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on the Company’s and the Bank’s business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Act creates a new financial consumer protection agency that could impose new regulations and include its examiners in routine regulatory examinations conducted by the Comptroller. This agency, named the Consumer Financial Protection Bureau, may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Company and the Bank.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service.  Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Company, the Bank and/or Trust by virtue of the adoption of such policies and best practices by the Federal Reserve, Comptroller and FDIC.  The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined.  However, these costs, limitations and restrictions may produce significant, material effects on the Company’s business, financial condition and results of operations.

Index

The Dodd-Frank Act also increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries. These and other regulations included in the Dodd-Frank Act could increase the Company’s regulatory compliance burden and costs, restrict the financial products and services the Bank can offer to its customers and restrict the Company’s ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which could limit the Company’s future capital strategies.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase interest expense.  As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on commercial demand deposit accounts was repealed.  As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits.  The Company does not yet know what interest rates other institutions may offer.  If the Company begins to offer interest on demand deposit accounts the Company’s interest expense may increase and the net interest margin may decline, which could have a material adverse effect on the Company’s and the Bank’s business, financial condition and results of operations.

Our deposit insurance premiums could increase in the future, which may adversely affect our future financial performance.  The FDIC insures deposits at FDIC insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (the DIF) at a certain level.  Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including the Bank.  This special assessment was imposed due to the need to replenish the DIF, as a result of increased bank failures and expected future bank failures.  In addition, the FDIC required regulated institutions to prepay their fourth quarter 2009, and full year 2010, 2011 and 2012 assessments in December 2009.  Any similar, additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse effect on our financial condition and results of operations.

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules that will be effective April 1, 2011.  Once these changes are effective, a depository institution’s deposit insurance assessment will be calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits.  The Company expects that these changes will not increase the Company’s FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank’s asset size increases or the FDIC takes other actions to replenish the DIF, the Bank’s FDIC insurance premiums could increase.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them.  The Company is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of operations, including those referenced above. Regulations adopted by these agencies, which are generally intended to protect depositors and customers rather than to benefit stockholders, govern a comprehensive range of matters including, without limitation, ownership and control of the Company’s shares, acquisition of other companies and businesses, permissible activities that the Company and its subsidiaries may engage in, maintenance of adequate capital levels and other aspects of operations.  These regulations could limit the Company’s growth by restricting certain of its activities. The laws, rules and regulations applicable to the Company are subject to regular modification and change.  Regulatory changes could subject the Company to more demanding regulatory compliance requirements which could affect the Company in unpredictable and adverse ways.  Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  Legislation and regulatory initiative containing wide-ranging proposals for altering the structure, regulation and competitive relationship of financial institutions are introduced regularly.  The Company cannot predict what form of or whether a proposed statute or regulation will be adopted or the extent to which such adoption may affect its business.

Index

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2010, the Company owns the main office located in Hampton, Virginia, five office buildings and 16 branches.  All of these are owned directly and free of any encumbrances.  The land at the Fort Monroe branch is leased by the Company under an agreement expiring in October 2011. Two of the remaining three branches are leased from unrelated parties. The Crown Center branch is leased from Crown Center Associates, LLC, which is indirectly owned by Michael Glasser, a member of the Company’s Board of Directors.  The three branch leases have renewal options that expire anywhere within four to ten years from December 31, 2010.

For more information concerning the commitments under current leasing agreements, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Index

Item 3.  Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4.  [Removed and Reserved]

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years

Robert F. Shuford, Sr. (73)	1965	Banker
Chairman, President & Chief Executive Officer
Old Point Financial Corporation

Louis G. Morris (56)	1988	Banker
Executive Vice President/Bank
Old Point Financial Corporation

Laurie D. Grabow (53)	1999	Banker
Chief Financial Officer & Senior Vice President/Finance
Old Point Financial Corporation

Eugene M. Jordan, II (56)	2003	Banker
Executive Vice President/Trust
Old Point Financial Corporation

Robert F. Shuford, Jr. (46)	2003	Banker
Senior Vice President/Operations
Old Point Financial Corporation

Melissa L. Burroughs (46)	2007	Banker
Senior Vice President/Lending & Business Development
Old Point Financial Corporation

Joseph R. Witt (50)	2008	Treasurer
Senior Vice President/Corporate Banking
Old Point Financial Corporation

Prior to 2007, Melissa Burroughs served as Regional Executive Officer for the Bank’s Chesapeake lending region. She has over twenty-five years of experience in the financial industry.

Prior to 2008, Joseph Witt served as the North American Treasurer for an international building supply company for thirteen years.  Mr. Witt holds an MBA with a concentration in banking and is a Certified Public Accountant.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol “OPOF”. The approximate number of stockholders of record as of February 28, 2011 was 1,268.  On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $11.50.  The range of high and low sale prices and dividends paid per share of the Company’s common stock for each quarter during 2010 and 2009 is presented in Item 7 of this report on Form 10-K under “Capital Resources” and is incorporated herein by reference. Additional information related to stockholder matters can be found in Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Index

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company’s common stock under this plan during 2010.  There is currently no stated expiration date for this program.

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own.  Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options.  No such repurchases occurred during the fourth quarter of 2010.

Index

Item 6.  Selected Financial Data

The following table summarizes the Company’s performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2010	2009	2008	2007	2006
	(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$40,890	$41,682	$46,501	$49,021	$44,885
Interest expense	9,982	14,323	19,006	23,349	20,276
Net interest income	30,908	27,359	27,495	25,672	24,609
Provision for loan losses	8,800	6,875	2,400	1,000	1,200
Net interest income after provision for loan losses	22,108	20,484	25,095	24,672	23,409
Net gains (losses) on available-for-sale securities	541	290	(47)	3	9
Noninterest income	12,098	12,324	12,769	12,483	11,397
Noninterest expenses	33,051	31,205	28,376	26,023	25,181
Income before income taxes	1,696	1,893	9,441	11,135	9,634
Income tax expense	149	211	2,651	3,166	2,610
Net income	$1,547	$1,682	$6,790	$7,969	$7,024

FINANCIAL CONDITION

Total assets	$886,842	$921,422	$834,965	$822,557	$847,521
Total deposits	679,214	662,502	646,524	596,165	588,414
Total loans	586,619	635,242	637,452	597,144	583,593
Stockholders’ equity	80,952	81,608	82,898	79,707	74,665
Average assets	924,709	868,082	832,533	824,727	794,367
Average equity	82,513	82,772	82,195	77,479	72,540

PERTINENT RATIOS

Return on average assets	0.17%	0.19%	0.82%	0.97%	0.88%
Return on average equity	1.87%	2.03%	8.26%	10.29%	9.68%
Dividends paid as a percent of net income	79.64%	137.16%	47.66%	37.78%	39.76%
Average equity as a percent of average assets	8.92%	9.54%	9.87%	9.39%	9.13%

PER SHARE DATA ***

Basic earnings per share	$0.31	$0.34	$1.39	$1.61	$1.41
Diluted earnings per share	0.31	0.34	1.38	1.59	1.39
Cash dividends declared	0.25	0.47	0.66	0.61	0.56
Book value	16.40	16.60	16.90	16.24	14.96

GROWTH RATES

Year-end assets	-3.75%	10.35%	1.51%	-2.95%	14.53%
Year-end deposits	2.52%	2.47%	8.45%	1.32%	9.63%
Year-end loans	-7.65%	-0.35%	6.75%	2.32%	17.97%
Year-end equity	-0.80%	-1.56%	4.00%	6.75%	5.08%
Average assets	6.52%	4.27%	0.95%	3.82%	12.50%
Average equity	-0.31%	0.70%	6.09%	6.81%	2.93%
Net income	-8.03%	-75.23%	-14.79%	13.45%	-3.36%
Cash dividends declared	-46.81%	-28.79%	8.20%	8.93%	6.06%
Book value	-1.20%	-1.78%	4.06%	8.56%	5.65%

*** Per share data have been adjusted to reflect the 5 for 4 stock split in the form of a dividend declared on August 16, 2007 and paid on October 1, 2007.

Index

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements.  For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement.  These forward-looking statements may include statements regarding profitability, liquidity, the loan portfolio, allowance for loan losses, the securities portfolio, interest rate sensitivity, levels of net loan charge-offs, noninterest expense, income taxes, expected impact of efforts to restructure the balance sheet, market risk, growth strategy, investment strategy and financial and other goals.  Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, FDIC premiums and/or assessments, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. Monetary and fiscal policies of the U.S. Government could also adversely affect the Company; such policies include the impact of any regulations or programs implemented pursuant to the EESA, the ARRA, the Dodd-Frank Act and other policies of the Comptroller, U.S. Treasury and the Federal Reserve Board.

The Company has experienced losses due to the current economic climate. Dramatic declines in the residential and commercial real estate market in the past two years have resulted in significant write-downs of asset values by the Company as well as by other financial institutions in the U.S. Concerns about future economic conditions and financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit and reduction of business activity.

In July 2010, the President signed into law the Dodd-Frank Act, which implements far-reaching changes across the financial regulatory landscape. It is not clear what other impacts the Dodd-Frank Act, regulations promulgated thereunder and other regulatory initiatives of the Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry. The limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

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

Index

Management Initiatives in 2010
In 2010, in consideration of lower yields on securities and the lack of quality loan demand, the Company decided to restructure its balance sheet while ensuring that liquidity remained strong.  In addition, the Company wanted to maximize its net interest margin and reduce dependence on higher-cost sources of funding. Management determined that the Company would not pay for higher cost deposits unless the customer had a strong relationship with the Company.  In addition, the Company did not renew higher-cost term repurchase agreements or maturing Federal Home Loan Bank of Atlanta (FHLB) advances.  Based on this strategy, at December 31, 2010, total deposits increased to $679.2 million, an increase of 2.52% from $662.5 million on December 31, 2009.  Noninterest-bearing deposits increased by $17.6 million, while time deposits decreased by $20.4 million when comparing 2010 to 2009.  In addition, higher cost term repurchase agreements decreased by $20.9 million while the Company was able to pay down $30.0 million in FHLB advances in 2010.

Primary Financial Data for 2010
The Company earned $1.5 million in 2010, an 8.03% decrease in net income from 2009. Net interest income for 2010 increased $3.5 million as compared to net interest income for 2009. Due to the economy, the decline in real estate values and trends in nonaccruals and past due loans, the Company increased its provision for loan losses to $8.8 million in 2010 as compared to $6.9 million in 2009.  Noninterest income for 2010 increased slightly as compared to noninterest income for 2009 and noninterest expense was $1.8 million higher in 2010 as compared to 2009.

Significant Factors Affecting Earnings in 2010
Major factors in the decrease in 2010 income as compared to 2009 were an increase in the provision for loan losses of $1.9 million, an increase of $387 thousand in legal fees related to past due loans and an increase of $762 thousand in loss on write-down or sale of foreclosed assets. However, the Company saw a reduction of $4.3 million in total interest expense, primarily due to lower interest paid on time deposits and FHLB advances.

On September 10, 2007, the Company entered into a joint venture agreement with Tidewater Mortgage Services, Inc. to provide mortgage origination services.  Under the terms of the agreement, the joint venture is called Old Point Mortgage, LLC and is headquartered in Hampton.  The Company owns 49% of Old Point Mortgage, LLC.  Tidewater Mortgage Services, Inc. owns 51% of Old Point Mortgage, LLC and is the managing member.  Earnings from this joint venture in 2010 were $55 thousand more than earnings in 2009.

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

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. Management’s estimate is based on certain observable, historical data that management believes are most reflective of the underlying credit losses being estimated.  This evaluation includes credit quality trends; collateral values; discounted cash flow analysis; loan volumes; geographic, borrower and industry concentrations; the findings of internal credit quality assessments and results from external Company regulatory examinations.  These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

Index

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

Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management’s evaluation and risk grading of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific reserves are determined on a loan-by-loan basis based on management’s evaluation of the Company’s exposure for each credit, given the current payment status of the loan and the net market value of any underlying collateral.

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

Earnings Summary
Net income was $1.5 million, or $0.31 diluted earnings per share in 2010 compared to $1.7 million, or $0.34 diluted earnings per share in 2009 and $6.8 million, or $1.38 diluted earnings per share in 2008.  During 2010, the Company increased its loan loss provision to $8.8 million as compared to $6.9 million and $2.4 million in 2009 and 2008 respectively. The increase to the loan loss provision was made to ensure that the Company has adequately provided for loan losses caused by the downturn in the economy and a decline in real estate values.  In addition, loss on write-down/sale of foreclosed assets increased by $762 thousand over 2009 and $1.0 million when compared to 2008.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them.  Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.  The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets.  Net interest income, on a fully tax-equivalent basis, was $31.1 million in 2010, up $3.4 million from 2009 and up $3.1 million from 2008. The net interest margin was 3.63% in 2010 as compared to 3.44% in 2009 and 3.61% in 2008.

When comparing 2010 to 2009, the following changes were noted.  Tax equivalent interest income decreased $935 thousand, or 2.22%.  Average earning assets grew $50.5 million, or 6.27%.  Total average loans decreased $12.1 million, or 1.90%, while average investment securities increased $63.1 million, or 48.77%.  The yield on earning assets decreased by 42 basis points due to decreasing yields in both the investment and loan portfolios. The Company’s securities portfolio increased in 2010 as demand for the Company’s loan products dropped and the Company invested excess funds in securities.  The Company intends to continue investing excess funds in securities until loan demand increases.

Interest expense decreased $4.3 million, or 30.31% in 2010 as compared to 2009, while average interest-bearing liabilities increased $43.6 million, or 6.51%.  The cost of interest-bearing liabilities decreased 74 basis points due to lower interest rates. Management expects the Company to make further progress reducing its interest expense during the current low interest rate environment as higher-cost time deposits reprice to current, lower market rates.

Index

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields.  Nonaccrual loans are included in loans outstanding.

	TABLE I
	AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2010			2009			2008
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands)
ASSETS

Loans	$621,550	$37,142	5.98%	$633,614	$38,168	6.02%	$622,883	$40,941	6.57%
Investment securities:
Taxable	186,992	3,419	1.83%	118,122	2,566	2.17%	85,712	3,376	3.94%
Tax-exempt	5,579	406	7.28%	11,319	815	7.20%	19,481	1,402	7.20%
Total investment securities	192,571	3,825	1.99%	129,441	3,381	2.61%	105,193	4,778	4.54%
Federal funds sold	35,608	75	0.21%	25,310	54	0.21%	17,653	387	2.19%
Other investments	6,095	47	0.77%	16,947	421	2.48%	29,975	942	3.14%
Total earning assets	855,824	41,089	4.80%	805,312	42,024	5.22%	775,704	47,048	6.07%
Reserve for loan losses	(11,064)			(7,232)			(5,269)
	844,760			798,080			770,435

Cash and due from banks	12,486			11,405			12,715
Bank premises and equipment, net	30,051			35,246			29,331
Other assets	37,412			23,351			20,052

Total assets	$924,709			$868,082			$832,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$11,031	$7	0.06%	$9,812	$7	0.07%	$10,271	$14	0.14%
Money market deposit accounts	159,934	359	0.22%	136,651	301	0.22%	139,109	977	0.70%
Savings accounts	45,281	47	0.10%	41,132	53	0.13%	37,832	103	0.27%
Time deposits, $100,000 or more	182,983	2,647	1.45%	183,160	3,743	2.04%	122,666	4,766	3.89%
Other time deposits	161,399	3,977	2.46%	153,137	6,208	4.05%	203,208	8,242	4.06%

Total time and savings deposits	560,628	7,037	1.26%	523,892	10,312	1.97%	513,086	14,102	2.75%
Federal funds purchased, repurchase agreements and other borrowings	104,859	545	0.52%	79,113	566	0.72%	50,749	877	1.73%
Federal Home Loan Bank advances	47,620	2,400	5.04%	66,528	3,445	5.18%	78,038	4,027	5.16%

Total interest-bearing liabilities	713,107	9,982	1.40%	669,533	14,323	2.14%	641,873	19,006	2.96%
Demand deposits	126,829			112,826			104,954
Other liabilities	2,260			2,951			3,511

Total liabilities	842,196			785,310			750,338
Stockholders’ equity	82,513			82,772			82,195

Total liabilities and stockholders’ equity	$924,709			$868,082			$832,533

Net interest margin		$31,107	3.63%		$27,701	3.44%		$28,042	3.61%

* Computed on a fully taxable equivalent basis using a 34% rate.

Index

The following table summarizes changes in net interest income attributable to changes in the volume of interest- bearing assets and liabilities and changes in interest rates.

	TABLE II
	VOLUME AND RATE ANALYSIS*
	(in thousands)

	2010 vs. 2009			2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:			Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$(727)	$(299)	$(1,026)	$705	$(3,478)	$(2,773)	$2,517	$(3,540)	$(1,023)
Investment securities:
Taxable	1,496	(643)	853	1,277	(2,087)	(810)	(1,506)	412	(1,094)
Tax-exempt	(413)	4	(409)	(587)	0	(587)	(522)	34	(488)
Total investment securities	1,083	(639)	444	690	(2,087)	(1,397)	(2,028)	446	(1,582)

Federal funds sold	22	(1)	21	168	(501)	(333)	(128)	(479)	(607)
Other investments	(270)	(104)	(374)	(409)	(112)	(521)	1,230	(711)	519
Total earning assets	108	(1,043)	(935)	1,154	(6,178)	(5,024)	1,591	(4,284)	(2,693)

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts	1	(1)	0	(1)	(6)	(7)	(1)	(12)	(13)
Money market deposit accounts	51	7	58	(17)	(659)	(676)	(159)	(1,143)	(1,302)
Savings accounts	5	(11)	(6)	9	(59)	(50)	(4)	(89)	(93)
Time deposits, $100,000 or more	(4)	(1,092)	(1,096)	2,350	(3,373)	(1,023)	441	(1,156)	(715)
Other time deposits	335	(2,566)	(2,231)	(2,031)	(3)	(2,034)	624	(850)	(226)
Total time and savings deposits	388	(3,663)	(3,275)	310	(4,100)	(3,790)	901	(3,250)	(2,349)
Federal funds purchased, repurchase agreements and other borrowings	184	(205)	(21)	490	(801)	(311)	(43)	(1,050)	(1,093)
Federal Home Loan Bank advances	(979)	(66)	(1,045)	(594)	12	(582)	(1,007)	106	(901)
Total interest-bearing liabilities	(407)	(3,934)	(4,341)	206	(4,889)	(4,683)	(149)	(4,194)	(4,343)

Change in net interest income	$515	$2,891	$3,406	$948	$(1,289)	$(341)	$1,740	$(90)	$1,650

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

Index

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2010.  It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits.  On December 31, 2010 non-maturing deposit liabilities totaled $225.2 million, or 33.34%, of total interest-bearing liabilities.  In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability-sensitive position.  The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate.  The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data.  Using the decay rate, the model reveals that the Company is asset sensitive.

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

The Company’s interest rate sensitivity position is illustrated in the following table.  The carrying amounts of assets and liabilities are presented in the periods they are expected to reprice or mature.

TABLE III
INTEREST SENSITIVITY ANALYSIS

As of December 31, 2010	Within	4-12	1-5	Over 5
(in thousands)	3 Months	Months	Years	Years	Total

Uses of funds
Federal funds sold	$12,828	$0	$0	$0	$12,828
Taxable investments	11,568	30,766	137,595	24,661	204,590
Tax-exempt investments	196	1,098	1,855	305	3,454
Total Federal funds sold and investment securities	24,592	31,864	139,450	24,966	220,872

Loans
Commercial	$8,957	$6,181	$15,465	$5,450	$36,053
Consumer	2,180	1,794	14,598	5,817	24,389
Real estate	71,026	63,465	287,268	86,637	508,396
Other	7,257	701	8,385	1,438	17,781
Total loans	89,420	72,141	325,716	99,342	586,619
Total earning assets	$114,012	$104,005	$465,166	$124,308	$807,491

Sources of funds
Interest-bearing transaction accounts	$15,295	$0	$0	$0	$15,295
Money market deposit accounts	164,528	0	0	0	164,528
Savings accounts	45,387	0	0	0	45,387
Time deposits $100,000 or more	26,138	56,669	54,076	0	136,883
Other time deposits	26,201	74,594	87,118	0	187,913
Federal funds purchased and other borrowings	731	0	0	0	731
Overnight repurchase agreements	50,757	0	0	0	50,757
Term repurchase agreements	38,552	407	0	0	38,959
FHLB advances	35,000	0	0	0	35,000
Total interest bearing liabilities	$402,589	$131,670	$141,194	$0	$675,453

Rate sensitivity GAP	$(288,577)	$(27,665)	$323,972	$124,308	$132,038

Cumulative GAP	$(288,577)	$(316,242)	$7,730	$132,038

Index

The most likely scenario represents the rate environment as management forecasts it to occur.  Management uses a “static” test to measure the effects of changes in interest rates on net interest income.  This test assumes that management takes no steps to adjust the balance sheet to respond to the shock by repricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s net interest income. The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2010, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)

As of December 31, 2010
Changes in Net Interest Income

Change in interest Rates	Amount	Percent
Up 3.00%	$1,275	4.08%
Up 2.00%	$1,103	3.53%
Up 1.00%	$626	2.00%
Up 0.50%	$352	1.13%
No change	$0	0.00%

Management cannot predict future interest rates or their exact effect on net interest income.  Computations of future effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.  Certain limitations are inherent in such computations.  Assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag changes in market interest rates.  Interest rate shifts may not be parallel.

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect the Company’s interest rate sensitivity position.  Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt.

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio.

The provision for loan losses was $8.8 million in 2010 as compared to $6.9 million in 2009 and $2.4 million in 2008. Loans that were charged off during 2010 totaled $4.5 million compared to $6.4 million in 2009 and $1.6 million in 2008. Recoveries amounted to $1.1 million in 2010, $937 thousand in 2009 and $463 thousand in 2008. The Company’s net loans charged off to year-end loans were 0.59% in 2010, 0.85% in 2009 and 0.18% in 2008.  The allowance for loan losses, as a percentage of year-end loans, was 2.25% in 2010, 1.24% in 2009 and 1.00% in 2008. Net loan charge-offs for 2010 and 2009 are higher than normal due to the economic downturn as borrowers struggled to make their payments. Net loan charge-offs for 2010 were lower than 2009 due to management’s increased monitoring of past due loans. Management believes that net loan charge-offs will more than likely continue to be at above-normal levels until the economy is well into recovery.

Management contributed $8.8 million to the provision for loan losses, or $5.4 million more than net charge-offs during the year ended December 31, 2010. This additional expense was based on management’s estimate of credit losses that may be sustained in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision. Management’s evaluation identified continued reductions in credit quality, both in the Company’s loan portfolio and in the Company’s markets generally, that supported substantial increases in the provision for loan losses and the allowance for loan losses as a percent of total loans. Management believes that large contributions to the provision for loan losses will continue if current economic conditions do not improve.

Index

Noninterest Income
Noninterest income increased $25 thousand, or 0.20% in 2010 from 2009 compared to a decrease of $108 thousand, or 0.85%, in 2009 from 2008. The increase of $25 thousand is due to several positive and negative factors.  Income from fiduciary activities increased $87 thousand due to strong asset growth caused by new offerings in retirement services for businesses.  Other service charges, commissions and fees increased $335 thousand or 13.34%.  The majority of the increase in other service charges, commissions and fees was attributed to increases in debit card and merchant processing income which increased $180 and $88 thousand, respectively, mainly as a result of increased sales focus in these areas.  In addition, in 2010 the Company recognized $541 thousand in gains on sales of available-for-sale securities, $251 thousand more than was recorded in 2009.

The negative factor related to noninterest income was a $713 thousand or 13.03% decline in service charges on deposit accounts when comparing 2010 to 2009.  There was a decrease in overdraft fees of $907 thousand between 2009 and 2010.  The majority of this decrease in overdraft fees is attributed to the changes in Regulation E requiring a customer to authorize in advance overdrafts caused by debit card and ATM transactions.  The Company expected overdraft fees to decline and compensated for the projected decrease in overdraft income by pursuing new product offerings, such as remote deposit capture and lockbox services. The Company also increased its sales focus on debit card and merchant processing income, as discussed above.

The Company expects the Dodd-Frank Act to increase government regulation of consumer financial products and services, including fees generated on these products and services and other consumer financial transactions.  Although the impact of the Dodd-Frank Act and regulations promulgated thereunder is not yet known, the Company expects that this additional regulation of consumer financial products, services and transactions may materially impact the Company’s ability to generate future noninterest income from fees on consumer financial products, services and transactions.

Noninterest Expenses
Noninterest expenses increased by $1.8 million, or 5.92%, in 2010 over 2009 after increasing $2.8 million, or 9.97%, in 2009 over 2008. The largest increase in 2010 over 2009 was in losses on write-down/sale of foreclosed assets, which increased $762 thousand or 112.06%.  The increase in this foreclosed asset expense account was mainly due to the write-down of several properties after obtaining current appraisals for these properties at lower market values, a trend that management expects to continue if economic conditions and real estate markets do not improve. Other outside service fees increased $267 thousand during 2010 as compared to 2009.  The majority of the increase in other outside service fees was related to an audit of the Company’s computer network, including penetration testing, to ensure strong security in this area and the use of an independent contractor to provide coverage for two open positions in the information technology area.  Legal and audit expense also increased significantly, rising 82.46% when comparing 2009 to 2010.  The majority of the increase was due to the need for additional legal advice on securities and regulatory issues, as well as advice on troubled loans.  Management expects these areas of noninterest expense to remain elevated until the economy is well into recovery. Salaries and employee benefits increased only $515 thousand or 2.90% when comparing 2010 to 2009. The majority of the salaries and employee benefits category increase was due to merit increases resulting from annual reviews.

In this economic downturn, management is keenly aware of the need to improve net income.  During the first quarter of 2009, management implemented several cost cutting measures.  These cost cutting measures can be seen in the lower expense in 2009 as compared to 2008 in the noninterest expense categories of advertising and employee professional development.  These cost cutting measures can also be seen in lower expense in 2010 as compared to 2009 in the noninterest expense categories of employee professional development and postage and courier expense. The Company will continue its focus on improving operating efficiency and monitoring noninterest expenses during 2011.

Balance Sheet Review
At December 31, 2010, the Company had total assets of $886.8 million, a decrease of 3.75% from $921.4 million at December 31, 2009.  Net loans as of December 31, 2010 were $573.4 million, a decrease of 8.61% from $627.4 million at December 31, 2009. The decrease in net loans was partly due to a net increase of $5.4 million in the allowance for loan losses.  Loan balances have also declined for several reasons, including: higher than normal amortization of residential loans in 2010 due to an attractive refinance market; closer management of revolving credits; purposeful exiting of troubled credits; partial charge-offs of some larger troubled loans to properly account for reasonable collateral value; regularly scheduled payments exceeding loan demand from qualified borrowers; and reduced quality loan demand in the Company’s markets.  The Company anticipates similar trends will impact the Company’s loan portfolio until economic conditions and real estate markets improve, which may limit significant loan portfolio growth in 2011. Management believes that the Company has sufficient liquidity to fund new loans.

Index

The Company’s holdings of Alternative A-paper, or “Alt-A”, type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of December 31, 2010.

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

The following table details, as of December 31, 2010, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-End and 1 - 4 Family Junior Liens

	Amount
	(in thousands)	Percent
Subprime	$25,234	21.24%
Non-subprime	93,553	78.76%
	$118,787	100.0%

Total loans	$586,619

Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.30%

In addition to the subprime loans secured by real estate discussed above, as of December 31, 2010, the Company had an additional $4.3 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate.  Together with the subprime loans secured by real estate, the Company’s total subprime loans as of December 31, 2010 were $29.5 million, amounting to 5.03% of the Company’s total loans at December 31, 2010.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Total available-for-sale and held-to-maturity securities at December 31, 2010 were $208.0 million, an increase of 18.22% from $176.0 million on December 31, 2009.  Due to the lack of loan demand, the Company invested its excess funds in securities.  The Company intends to continue investing excess funds in securities until loan demand increases. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives.  The objectives include managing interest sensitivity, liquidity and pledging requirements.

Index

Investment Portfolio
The following table sets forth a summary of the investment portfolio:

TABLE IV
INVESTMENT PORTFOLIO

As of December 31,	2010	2009	2008
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$600	$400	$400
Obligations of U.S. Government agencies	200,121	161,540	78,112
Obligations of state and political subdivisions	3,172	8,825	15,115
Mortgage-backed securities	382	1,304	2,453
Money market investments	1,817	1,706	908
	$206,092	$173,775	$96,988
Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$1,670	$1,800	$2,600
Obligations of state and political subdivisions	282	412	467
	$1,952	$2,212	$3,067
Restricted securities:
Federal Home Loan Bank stock	$4,151	$4,646	$4,622
Federal Reserve Bank stock	169	169	169
	$4,320	$4,815	$4,791

Total	$212,364	$180,802	$104,846

Index

The following table summarizes the contractual maturity of the investment portfolio and their weighted average yields as of December 31, 2010:

	1 year or less	1-5 years	5-10 years	Over 10 years	Total
	(in thousands)
U.S. Treasury securities	$600	$0	$0	$0	$600
Weighted average yield	0.16%	0.00%	0.00%	0.00%	0.16%

Obligations of U.S. Government agencies	$39,535	$137,595	$24,661	$0	$201,791
Weighted average yield	1.74%	1.73%	2.13%	0.00%	1.78%

Obligations of state and political subdivisions	$1,294	$1,855	$305	$0	$3,454
Weighted average yield	4.64%	4.77%	4.23%	0.00%	4.68%

Mortgage-backed securities	$382	$0	$0	$0	$382
Weighted average yield	3.84%	0.00%	0.00%	0.00%	3.84%

Money market investments	$1,817	$0	$0	$0	$1,817
Weighted average yield	0.02%	0.00%	0.00%	0.00%	0.02%

Federal Home Loan Bank stock - restricted	$0	$0	$0	$4,151	$4,151
Weighted average yield	0.00%	0.00%	0.00%	0.38%	0.38%

Federal Reserve Bank stock - restricted	$0	$0	$0	$169	$169
Weighted average yield	0.00%	0.00%	0.00%	6.00%	6.00%

Total securities	$43,628	$139,450	$24,966	$4,320	$212,364
Weighted average yield	1.75%	1.77%	2.16%	0.60%	1.79%

Yields are calculated on a fully tax-equivalent basis using a 34% rate.

Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2006 through 2010:

TABLE V
LOAN PORTFOLIO

As of December 31,	2010	2009	2008	2007	2006
	(in thousands)
Commercial	$36,053	$60,353	$70,353	$66,408	$62,585
Real estate-construction	19,206	30,696	60,604	56,007	81,227
Real estate-mortgage	489,190	506,196	460,235	415,492	367,808
Consumer loans	24,389	33,371	40,789	51,912	63,670
Other	17,781	4,626	5,471	7,325	8,303

Total	$586,619	$635,242	$637,452	$597,144	$583,593

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

Index

As of December 31, 2010, the Company’s real estate-construction, real estate-mortgage and consumer loan portfolio segments collectively decreased by $37.5 million from December 31, 2009.  These reductions were principally due to higher than normal amortization of loans in 2010 due to an attractive refinance market; closer management of revolving credits; purposeful exiting of troubled credits; partial charge-offs of some larger troubled loans to properly account for reasonable collateral value; regularly scheduled payments exceeding loan demand from qualified borrowers; and reduced quality loan demand in the Company’s markets.  These factors may continue to impact the Company’s loan portfolio until economic conditions and real estate markets improve.  The increase in the Company’s “Other” loan portfolio segment and part of the decrease in the commercial segment during 2010 were principally due to a reclassification of loans based on the instructions for Federal Financial Institutions Examination Council Form #041 filed quarterly with the FDIC.

The maturity distribution and rate sensitivity of certain categories of the Company’s loan portfolio at December 31, 2010 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2010	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial	$15,138	$15,465	$5,450	$36,053
Real estate - construction	10,342	8,804	60	19,206
Total	$25,480	$24,269	$5,510	$55,259

Loans due after 1 year with:
Fixed interest rate	$0	$23,309	$5,450	$28,759
Variable interest rate	0	960	60	1,020
Total	$0	$24,269	$5,510	$29,779

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans, and foreclosed assets (real estate from foreclosures of loan collateral). Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties.  As of December 31, 2010, the Company had two restructured loans, which were secured by commercial real estate.

As of December 31, 2010, nonperforming assets totaled $34.0 million, up $18.6 million from $15.4 million at year-end 2009. The December 2010 total consisted of $11.4 million of foreclosed assets, $73 thousand in loans still accruing interest but past due 90 days or more, $1.6 million in restructured loans and $20.9 million in nonaccrual loans.  The $11.4 million of foreclosed assets consisted of the following:

Foreclosed Assets (in thousands)
Construction, land development, and other land	$4,074
1-4 family residential properties	2,807
Multifamily (5 or more) residential properties	1,155
Nonfarm nonresidential properties	3,412
Total	$11,448

$20.9 million of the Company’s nonperforming loans consist of nonaccrual loans, with $20.6 million of the loans secured by real estate. The majority of the nonaccrual loans are classified as substandard.  Substandard loans are a component of the allowance for loan losses.  When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is reviewed for impairment. If the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off.  If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

Index

Impaired loans increased to $20.1 million as of December 31, 2010 from $1.1 million as of December 31, 2009 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.  The majority of these loans were collateralized.  The primary reason for the significant increase in impaired loans from 2009 to 2010 was the downturn in the economy, as borrowers struggled to make their payments and were unable to meet the contractual terms of their loan agreements. Management continues to evaluate loans for impairment as necessary.  This trend will continue until the economy improves, and may impact earnings in future years.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, troubled debts restructured and foreclosed assets:

TABLE VII
NONPERFORMING ASSETS

As of December 31,	2010	2009	2008	2007	2006
	(in thousands)

Nonaccrual loans
Commercial	$178	$255	$219	$62	$69
Real estate-construction	37	524	370	0	0
Real estate-mortgage	20,550	4,109	337	22	389
Consumer Installment loans	116	29	119	0	0
Other	0	0	0	0	0
Total nonaccrual loans	$20,881	$4,917	$1,045	$84	$458

Loans past due 90 days or more and accruing interest
Commercial	$0	$40	$66	$15	$86
Real estate-construction	16	0	375	0	0
Real estate-mortgage	33	228	2,744	297	253
Consumer Installment loans	23	117	335	308	486
Other	1	4	9	3	1
Total loans past due 90 days or more and accruing interest	$73	$389	$3,529	$623	$826

Restructured loans
Real estate-construction	$0	$0	$6,594	$0	$0
Real estate-mortgage	1,639	2,480	0	1,321	0
Total restructued loans	$1,639	$2,480	$6,594	$1,321	$0

Foreclosed assets	$11,448	$7,623	$3,751	$1,119	$165

Total nonperforming assets	$34,041	$15,409	$14,919	$3,147	$1,449

Interest income that would have been recorded under original loan terms on nonaccrual loans	$1,507	$442	$244	$79	$38

Interest income recorded for the period on nonaccrual loans	$790	$440	$185	$105	$24

As shown in the table above, as of December 31, 2010 as compared to December 31, 2009, the nonaccrual loan category increased by $16.0 million and the 90-day past due and still accruing interest category decreased by $316 thousand. The majority of the balance of nonaccrual loans is related to a few large credit relationships. Of the $20.9 million of nonaccrual loans at December 31, 2010, $17.4 million or 83.37% was comprised of six credit relationships of $9.4 million, $3.6 million, $1.5 million, $1.2 million, $996 thousand and $712 thousand.

Index

Management believes that the amount of nonperforming assets could continue to have a negative affect on the Company’s condition if current economic conditions do not improve. As was seen in the 2009 and 2010 financial results, the effect would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs. Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. Management will work with customers that are having difficulties meeting their loan payments. The last resort is foreclosure.

As reflected in the $18.6 million increase in nonperforming assets during the year ended December 2010 as compared to the year ended December 2009, the quality of the Company’s assets has declined. Due to this decline, management has increased the allowance for loan losses to $13.2 million as of December 31, 2010 as compared to a balance of $7.9 million as of December 31, 2009. For a detailed discussion of the Company’s nonperforming assets, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

The Allowance for Loan Losses
The allowance for loan losses is based on several components.  In evaluating the adequacy of the allowance, each segment of the loan portfolio is divided into several pools of loans:

1.	Doubtful–specific identification
2.	Substandard–specific identification
3.	Pool–substandard
4.	Pool–other assets especially mentioned (rated just above substandard)
5.	Pool–pass loans (all other rated loans)

Historical loss rates, adjusted for the current environment, are applied to the above five pools of loans for each segment of the loan portfolio, except for certain doubtful and substandard loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. The historical loss is based on the past eight quarters, which management believes better reflects the risk related to each segment of loans in the current economic environment.  Prior to 2010, the historical loss component was generally based on the previous four years. The historical loss component of the allowance amounted to $5.1 million as of December 31, 2010.

In addition, nonperforming loans are analyzed for impairment under U.S. GAAP and are allocated based on this analysis. Increases in nonperforming loans affect this portion of the adequacy review. Also, management increases its additional qualitative factor component of the allowance for loan losses due to economic factors affecting the loan portfolio.

The Company’s nonperforming loans fall in the doubtful pool with specific identification, the substandard pool with specific identification or the pool-substandard pool of loans for each portfolio segment. Therefore, changes in nonperforming loans affect the dollar amount of the allowance.  Unless the nonperforming loan is fully collateralized, increases in nonperforming loans are reflected by an increase in the allowance for loan losses.

The majority of the Company’s nonperforming loans are collateralized by real estate.  When reviewing loans for impairment or when the Company takes loan collateral due to loan default, it obtains current appraisals.  Any loan balance that is in excess of the appraised value is allocated in the allowance. In the current real estate market, appraisers may have difficulty finding comparable sales, which is causing some appraisals to be very low and in some cases involving construction the properties cannot be completed for the amount at which they are being appraised.  As a result, the Company is being conservative in its valuation of collateral which results in higher than normal charged off loans and higher than normal increases to the Company’s allowance for loan losses.  As of December 31, 2010, the impaired loan component of the allowance amounted to $3.0 million and is reflected as a valuation allowance related to impaired loans in Note 4 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Index

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, concentrations, and legal and regulatory changes. The qualitative component of the allowance amounted to $5.1 million as of December 31, 2010.  Please refer to Note 4 of the Notes to Consolidated Financial Statements included in this Form 10-K for details of changes to qualitative factors of the allowance.

As a result of these changes and the overall increase in nonperforming assets, the Company added an $8.8 million provision to the allowance for loan losses in 2010. Management is concerned about the changes in the nonperforming assets but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Index

The following table shows an analysis of the allowance for loan losses for the years 2006 through 2010:

TABLE VIII
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2010	2009	2008	2007	2006
	(in thousands)

Balance at the beginning of period	$7,864	$6,406	$5,130	$4,784	$4,448

Charge-offs:
Commercial	556	799	190	87	223
Real estate-construction	126	2,170	0	0	0
Real estate-mortgage	2,971	2,360	401	71	69
Consumer loans	655	785	649	501	558
Other	180	240	347	376	345
Total charge-offs	4,488	6,354	1,587	1,035	1,195

Recoveries:
Commercial	192	104	118	23	49
Real estate-mortgage	636	649	6	89	6
Consumer loans	155	80	183	126	138
Other	69	104	156	143	138
Total recoveries	1,052	937	463	381	331

Net charge-offs	3,436	5,417	1,124	654	864

Provision for loan losses	8,800	6,875	2,400	1,000	1,200
Balance at end of period	$13,228	$7,864	$6,406	$5,130	$4,784

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$586,619	$635,242	$637,452	$597,144	$583,593
Average balance	$621,550	$633,614	$622,883	$587,645	$543,136

Net charge-offs to average total loans	0.55%	0.85%	0.18%	0.11%	0.16%
Provision for loan losses to average total loans	1.42%	1.09%	0.39%	0.17%	0.22%
Provision for loan losses to net charge-offs	256.11%	126.92%	213.52%	152.91%	138.89%
Allowance for loan losses to period end loans	2.25%	1.24%	1.00%	0.86%	0.82%
Earnings to loan loss coverage*	3.05	1.62	10.53	18.56	12.54
Allowance for loan losses to nonperforming loans	58.55%	141.18%	57.36%	252.96%	372.59%

* Income before taxes plus provision for loan losses, divided by net charge-offs.

Index

The following table shows the amount of the allowance for loan losses allocated to each category at December 31 for the years 2006 through 2010.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2010		2009		2008		2007		2006
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
			(in thousands)

Commercial	$799	6.15%	$935	9.50%	$977	11.04%	$675	11.12%	$831	10.72%
Real estate-construction	441	3.27%	354	4.83%	31	9.51%	67	9.38%	55	13.92%
Real estate-mortgage	11,498	83.39%	5,552	79.69%	4,318	72.20%	3,116	69.58%	2398	63.02%
Consumer loans	357	4.16%	672	5.25%	590	6.40%	642	8.69%	663	10.91%
Other	133	3.03%	351	0.73%	490	0.86%	630	1.23%	837	1.42%
Unallocated	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Total	$13,228	100.00%	$7,864	100.00%	$6,406	100.00%	$5,130	100.00%	$4,784	100.00%

As can be seen by the charge-off history in Table VIII and the status of nonperforming loans in Table VII, the quality of the real estate portfolio has been mixed in 2010.  While charge-offs related to real estate loans were lower in 2010 than in 2009, a significantly higher amount of the real estate portfolio was in nonaccrual status at December 31, 2010 than at December 31, 2009.  In addition, the Company’s real estate - mortgage portfolio experienced a slower decline than the other categories.  As a result, this portfolio made up a higher percent of total loans at December 31, 2010 than at December 31, 2009.  Due to the increased levels of nonaccrual real estate loans and the change in portfolio mix, management increased the allocation of the allowance for loan losses to the real estate - mortgage portfolio from 70.60% in 2009 to 86.92% in 2010.  Management also increased the allocation of the allowance for loan losses to the real estate - construction portfolio by $87 thousand due to continued concerns about the economy and the real estate market.

Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category.  For example, if real estate construction loans experienced losses of $500 thousand, the allowance for loan losses could handle these losses even though only $441 thousand is allocated to that category.

Index

Deposits
The following table shows the average balances and average rates paid on deposits.

TABLE X
DEPOSITS

Years ended December 31,	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)

Interest-bearing transaction accounts	$11,031	0.06%	$9,812	0.07%	$10,271	0.14%
Money market deposit accounts	159,934	0.22%	136,651	0.22%	139,109	0.70%
Savings accounts	45,281	0.10%	41,132	0.13%	37,832	0.27%
Time deposits, $100,000 or more	182,983	1.45%	183,160	2.04%	122,666	3.89%
Other time deposits	161,399	2.46%	153,137	4.05%	203,208	4.06%
Total interest-bearing deposits	560,628	1.26%	523,892	1.97%	513,086	2.75%
Demand deposits	126,829		112,826		104,954
Total deposits	$687,457		$636,718		$618,040

The Company increased average total deposits to $687.5 million for 2010, an increase of $50.7 million or 7.97% from average total deposits in 2009.  The increase in deposits during 2010 is primarily due to increases in average money market deposits of $23.3 million and average demand deposits of $14.0 million.  The rates paid on deposits by the Company decreased from 1.97% for the year ended December 31, 2009 to 1.26% for the year ended December 31, 2010, including a reduction from 4.05% to 2.46% in rates paid on average other time deposits for the same periods.  The reduction in average rates paid on deposits is partially related to the Company’s balance sheet restructuring initiatives in 2010.

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2010	2009	2008
	(in thousands)
Maturing in:
Within 3 months	$25,596	$43,698	$31,675
4 through 6 months	26,331	23,644	30,987
7 through 12 months	30,761	32,734	39,147
Greater than 12 months	54,195	36,254	25,953
	$136,883	$136,330	$127,762

Index

Return on Equity and Assets
The return on average stockholders’ equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2010	2009	2008
Return on average assets	0.17%	0.19%	0.82%
Return on average equity	1.87%	2.03%	8.26%
Dividend pay-out ratio	79.64%	137.16%	47.66%
Average equity to average assets	8.92%	9.54%	9.87%

Capital Resources
Total stockholders’ equity as of December 31, 2010 was $81.0 million, down 0.80% from $81.6 million on December 31, 2009.  The Company’s capital position remains strong as evidenced by the regulatory capital measurements.  Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2).  Tier 1 capital consists of common stockholders’ equity less goodwill.  Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.  The following is a summary of the Company’s capital ratios for the past three years.  As shown below, these ratios were all well above the regulatory minimum levels.

	2010 Regulatory Minimums	2010	2009	2008
Tier 1	4.00%	12.74%	11.88%	12.48%
Total Capital	8.00%	14.00%	13.01%	13.44%
Tier 1 Leverage	4.00%	9.19%	9.20%	10.00%

Year-end book value was $16.40 in 2010, $16.60 in 2009, and $16.90 in 2008.  Cash dividends were $1.2 million or $0.25 per share in 2010, $2.3 million or $0.47 per share in 2009, and $3.2 million or $0.66 per share in 2008.  The common stock of the Company has not been extensively traded.  The table below shows the high and low sales prices and dividends paid for each quarter of 2010 and 2009.  The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF” and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC.  There were 1,268 stockholders of record of the Company as of February 28, 2011.  This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the quarterly dividends paid and high and low sales prices of Old Point Financial Corporation common stock for the previous two years.

	2010			2009
	Dividend	Sales Price		Dividend	Sales Price
		High	Low		High	Low
1st Quarter	$0.10	$17.23	$13.75	$0.17	$19.26	$14.76
2nd Quarter	$0.05	$15.35	$11.25	$0.10	$20.92	$17.05
3rd Quarter	$0.05	$13.15	$11.15	$0.10	$19.19	$15.15
4th Quarter	$0.05	$12.53	$10.40	$0.10	$17.00	$13.70

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise.  The Company’s sources of funds include a large stable deposit base and secured advances from the FHLB.  As of December 31, 2010, the Company had $229.7 million in FHLB borrowing availability.  The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2010, the Company had $15.0 million available in federal funds to handle any short-term borrowing needs.

Index

In the current economic climate, the Company’s available sources of additional liquidity have tightened.  Although the Company remains very liquid, two potential sources of liquidity have become more limited.  Available federal funds lines of credit decreased $12.6 million during 2010 as a result of more stringent requirements from correspondent banks.  The Company could have maintained these lines if it was willing to pledge collateral, such as investment securities.  Since the Company rarely utilizes these lines, management chose to keep a reserve of unpledged securities and allow the lines to be reduced.  Management anticipates that as the economy improves, these requirements will be relaxed and these lines will be readily available once again.

Similarly, the FHLB has recently instituted more stringent requirements for securing advances.  The FHLB is now applying a discount rate to loans used as collateral to simulate the falling value of the properties securing those loans. Even with these additional collateral requirements, the Company still has more than sufficient collateral to pledge against outstanding advances.  Despite the difficult economy, the Company had sufficient liquidity to repay $30.0 million in high-cost FHLB advances during 2010.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2010 and December 31, 2009.  Dividing the total sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

(in thousands)

	December 31, 2010			December 31, 2009
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$15,000	$0	$15,000	$27,600	$0	$27,600
Federal Home Loan Bank advances	264,725	35,000	229,725	275,193	65,000	210,193
Federal funds sold			12,828			34,412
Securities, available for sale and unpledged at fair value			100,191			54,634
Total short-term funding sources			$357,744			$326,839

Uses:
Unfunded loan commitments and lending lines of credit			48,969			30,506
Letters of credit			1,115			1,502
Commitments to purchase assets			1,029			521
Anticipated decline in borrowed funds (demand note)			731			1,019
Total potential short-term funding uses			$51,844			$33,548

Ratio of short-term funding sources to potential uses			690.0%			974.2%

Other than the decreases in federal funds lines of credit and the more stringent requirements for the FHLB advances, management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company.  Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale.  The Company’s primary external source of liquidity is advances from the FHLB of Atlanta.

The Company’s operating activities provided $2.8 million of cash during the year ended December 31, 2010, compared to a $2.9 million use of cash during the same period in 2009 primarily due to the prepaid FDIC assessment that was required in 2009 of $3.6 million.  The Company’s investing activities provided $12.3 million during 2010 compared to using $82.7 million during 2009 principally due to increased cash from proceeds from sales of available-for–sale securities and reductions in loans made to customers.  The Company expects similar factors to impact cash flows from its investing activities until economic conditions and real estate markets improve.  The Company’s financing activities used $34.3 million of cash during 2010, compared to providing $85.9 million of cash during 2009, principally due to a decrease in federal funds purchased, repurchase agreement, other borrowings and FHLB advances during 2010.  These decreases played an important role in the Company’s balance sheet restructuring efforts during 2010.

Index

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

Off-Balance Sheet Lending Related Commitments
The Company had $103.6 million in consumer and commercial commitments at December 31, 2010.  As of the same date, the Company also had $3.7 million in letters of credit that the Company will fund if certain future events occur.  It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business.  See Note 14 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows.  In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows.  The following table provides the Company’s contractual obligations as of December 31, 2010:

Payments due by period
(in thousands) Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-Term Debt Obligations	$90,447	$90,447	$0	$0	$0
Long-Term Debt Obligations	$35,000	$0	$10,000	$0	$25,000
Operating Lease Obligations	$1,146	$263	$526	$357	$0
Total contractual cash obligations excluding deposits	$126,593	$90,710	$10,526	$357	$25,000
Deposits	$679,214	$536,918	$90,688	$51,608	$0
Total	$805,807	$627,628	$101,214	$51,965	$25,000

Short-term debt obligations include federal funds purchased, overnight repurchase agreements, term repurchase agreements and a U.S. Treasury demand note.  As of December 31, 2010, the long-term debt obligations of FHLB advances decreased to $35.0 million as compared to $65.0 million as of December 31, 2009, due to the payoff at maturity of $30.0 million in advances.

The Company has plans to expand the building of a current branch office.  On January 26, 2011 the Company signed a contract with a general contractor for construction of the building.  The contract entitles the contractor to the cost of construction plus a fee of 2.50%.  The Company anticipates that the project will likely cost between $8.0 million and $10.0 million over the next two to three years.  No funds for construction had been disbursed as of the writing of this annual report on Form 10-K.

Index

Short-Term Borrowings
Certain short-term borrowings at December 31, 2010, 2009 and 2008 are presented below.  Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders’ equity at the same date.

TABLE XII
SHORT-TERM BORROWINGS

	2010		2009		2008
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Balance at December 31,
Repurchase agreements	$89,716	0.30%	$109,419	0.69%	$32,855	0.85%

Average daily balance for the year ended December 31,
Repurchase agreements	$103,924	0.52%	$78,013	0.75%	$49,194	1.72%

Maximum month-end outstanding balance:
Repurchase agreements	$130,435		$109,419		$60,385

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 19 through 40 of this report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Old Point Financial Corporation and subsidiaries
Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 11, 2011

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(in thousands except share data)
Assets

Cash and due from banks	$15,603	$13,224
Federal funds sold	12,828	34,412
Cash and cash equivalents	28,431	47,636
Securities available-for-sale, at fair value	206,092	173,775
Securities held-to-maturity (fair value approximates $1,957 and $2,233)	1,952	2,212
Restricted securities	4,320	4,815
Loans, net of allowance for loan losses of $13,228 and $7,864	573,391	627,378
Premises and equipment, net	29,616	30,397
Bank owned life insurance	18,020	16,291
Foreclosed assets, net of valuation allowance of $2,124 and $860	11,448	7,623
Other assets	13,572	11,295
	$886,842	$921,422

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$129,208	$111,637
Savings deposits	225,210	205,648
Time deposits	324,796	345,217
Total deposits	679,214	662,502
Federal funds purchased and other borrowings	731	1,019
Overnight repurchase agreements	50,757	49,560
Term repurchase agreements	38,959	59,859
Federal Home Loan Bank advances	35,000	65,000
Accrued expenses and other liabilities	1,229	1,874
Total liabilities	805,890	839,814

Commitments and contingencies

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,936,989 and 4,916,535 shares issued	24,685	24,583
Additional paid-in capital	16,026	15,769
Retained earnings	42,810	42,519
Accumulated other comprehensive loss	(2,569)	(1,263)
Total stockholders’ equity	80,952	81,608
Total liabilities and equity	$886,842	$921,422

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$37,081	$38,103	$40,870
Interest on federal funds sold	75	54	387
Interest on securities:
Taxable	3,419	2,566	3,377
Tax-exempt	268	538	925
Dividends and interest on all other securities	47	421	942
Total interest and dividend income	40,890	41,682	46,501

Interest Expense:
Interest on savings deposits	413	361	1,095
Interest on time deposits	6,624	9,951	13,007
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	545	566	877
Interest on Federal Home Loan Bank advances	2,400	3,445	4,027
Total interest expense	9,982	14,323	19,006
Net interest income	30,908	27,359	27,495
Provision for loan losses	8,800	6,875	2,400
Net interest income, after provision for loan losses	22,108	20,484	25,095

Noninterest Income:
Income from fiduciary activities	3,074	2,987	3,109
Service charges on deposit accounts	4,760	5,473	5,894
Other service charges, commissions and fees	2,846	2,511	2,587
Income from bank owned life insurance	972	956	716
Gain (loss) on disposal of premises and equipment	(3)	(4)	227
Gain (loss) on sale of available-for-sale securities, net	541	290	(47)
Other operating income	449	401	236
Total noninterest income	12,639	12,614	12,722

Noninterest Expense:
Salaries and employee benefits	18,296	17,781	17,041
Occupancy and equipment	4,254	4,128	3,903
FDIC insurance	1,365	1,630	171
Data processing	1,248	1,089	996
Customer development	839	798	752
Advertising	654	619	773
Loan expenses	630	648	230
Other outside service fees	621	354	536
Employee professional development	491	500	662
Postage and courier expense	511	550	536
Legal and audit expenses	874	479	407
Loss on write-down/sale of foreclosed assets	1,442	680	428
Other operating expenses	1,826	1,949	1,941
Total noninterest expense	33,051	31,205	28,376
Income before income taxes	1,696	1,893	9,441
Income tax expense	149	211	2,651
Net income	$1,547	$1,682	$6,790

Basic Earnings per Share:
Average shares outstanding	4,928	4,908	4,904
Net income per share of common stock	$0.31	$0.34	$1.39

Diluted Earnings per Share:
Average shares outstanding	4,932	4,935	4,935
Net income per share of common stock	$0.31	$0.34	$1.38

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2010, 2009, and 2008

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share and per share data)

Balance at December 31, 2007	4,907,567	$24,538	$15,357	$40,039	$(227)	$79,707

Comprehensive income:
Net income	0	0	0	6,790	0	6,790
Unrealized holding gains arising during the period (net of tax, $256)	0	0	0	0	496	496
Reclassification adjustment, (net of tax benefit, $16)	0	0	0	0	31	31
Pension liability adjustment (net of tax benefit, $353)	0	0	0	0	(685)	(685)
Total comprehensive income		0	0	6,790	(158)	6,632
Adjustment to apply new accounting standard on pension plans (net of tax, $11)	0	0	0	22	0	22
Adjustment to implement new accounting standard on split-dollar life insurance (net of tax, $144)	0	0	0	(281)	0	(281)
Exercise of stock options	3,062	15	37	(13)	0	39
Repurchase and retirement of common stock	(5,400)	(27)	0	(70)	0	(97)
Stock compensation expense	0	0	112	0	0	112
Cash dividends ($0.66 per share)	0	0	0	(3,236)	0	(3,236)
Balance at December 31, 2008	4,905,229	$24,526	$15,506	$43,251	$(385)	$82,898

Comprehensive income:
Net income	0	0	0	1,682	0	1,682
Unrealized holding losses arising during the period (net of tax benefit, $231)	0	0	0	0	(450)	(450)
Reclassification adjustment (net of tax, $99)					(191)	(191)
Pension liability adjustment (net of tax benefit, $122)	0	0	0	0	(237)	(237)
Total comprehensive income	0	0	0	1,682	(878)	804
Exercise of stock options	13,124	66	152	(80)	0	138
Repurchase and retirement of common stock	(1,818)	(9)	0	(27)	0	(36)
Stock compensation expense	0	0	111	0	0	111
Cash dividends ($0.47 per share)	0	0	0	(2,307)	0	(2,307)
Balance at December 31, 2009	4,916,535	$24,583	$15,769	$42,519	$(1,263)	$81,608

Comprehensive income:
Net income	0	0	0	1,547	0	1,547
Unrealized holding losses arising during the period (net of tax benefit, $310)	0	0	0	0	(601)	(601)
Reclassification adjustment (net of tax, $184)	0	0	0	0	(357)	(357)
Pension liability adjustment (net of tax benefit, $181)	0	0	0	0	(348)	(348)
Total comprehensive income	0	0	0	1,547	(1,306)	241
Exercise of stock options	23,874	119	127	0	0	246
Tax benefit from disqualification of stock options	0	0	16	0	0	16
Repurchase and retirement of common stock	(3,420)	(17)	0	(24)	0	(41)
Stock compensation expense	0	0	114	0	0	114
Cash dividends ($0.25 per share)	0	0	0	(1,232)	0	(1,232)
Balance at December 31, 2010	4,936,989	$24,685	$16,026	$42,810	$(2,569)	$80,952

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,	2010	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,547	$1,682	$6,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,938	1,854	1,768
Provision for loan losses	8,800	6,875	2,400
Net (gain) loss on sale of available-for-sale securities	(541)	(290)	47
Net accretion and amortization of securities	66	140	(73)
Net (gain) loss on disposal of premises and equipment	3	4	(227)
Net loss on write-down/sale of foreclosed assets	1,442	680	428
Income from bank owned life insurance	(972)	(956)	(716)
Stock compensation expense	114	111	112
Deferred tax benefit	(2,428)	(453)	(565)
Increase in other assets	(6,491)	(12,183)	(1,320)
Decrease in other liabilities	(645)	(386)	(198)
Net cash provided by (used in) operating activities	2,833	(2,922)	8,446

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(251,096)	(244,960)	(90,091)
Purchases of held-to-maturity securities	(2,270)	(2,700)	(3,400)
Purchases of restricted securities	0	(24)	0
Proceeds from maturities and calls of securities	128,354	127,875	113,291
Proceeds from sales of available-for-sale securities	91,978	43,032	7,573
Proceeds from sales of restricted securities	495	0	493
(Increase) decrease in loans made to customers	45,187	(3,207)	(44,491)
Proceeds from sales of foreclosed assets	1,703	4,400	0
Purchases of bank owned life insurance	(940)	(2,000)	(500)
Purchases of premises and equipment	(1,159)	(5,112)	(1,682)
Net cash provided by (used in) investing activities	12,252	(82,696)	(18,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	17,571	(12,118)	27,785
Increase in savings deposits	19,562	18,543	1,282
Increase (decrease) in time deposits	(20,421)	9,553	21,292
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	(19,991)	77,156	(30,943)
Decrease in Federal Home Loan Bank advances	(30,000)	(5,000)	(10,000)
Proceeds from exercise of stock options	246	138	39
Repurchase and retirement of common stock	(41)	(36)	(97)
Tax effect of nonqualified stock options	16	0	0
Cash dividends paid on common stock	(1,232)	(2,307)	(3,236)
Net cash provided by (used in) financing activities	(34,290)	85,929	6,122

Net increase (decrease) in cash and cash equivalents	(19,205)	311	(4,239)
Cash and cash equivalents at beginning of period	47,636	47,325	51,564
Cash and cash equivalents at end of period	$28,431	$47,636	$47,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$10,607	$14,651	$19,667
Income tax	$2,850	$650	$3,275

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	$(1,452)	$(971)	$752
Loans transferred to foreclosed assets	$5,968	$10,044	$2,921
Change in pension liability	$(529)	$(359)	$(1,038)
Adjustment to implement accounting standard on split-dollar life insurance	$0	$0	$(425)

See Notes to Consolidated Financial Statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1, Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION
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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A.  The Bank services individual and commercial customers, the majority of which are in Hampton Roads, Virginia.  As of December 31, 2010, the Bank had 21 branch offices.  The Bank offers a full range of deposit and loan products to its retail and commercial customers.  Trust offers a full range of services for individuals and businesses.  Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

VARIABLE INTEREST ENTITIES
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

USE OF ESTIMATES
In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, the fair value of financial instruments, the valuation of deferred tax assets and the valuation allowance on foreclosed assets.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
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

At December 31, 2010 and 2009, there were $363.6 million and $376.7 million, or 61.97% and 59.30%, respectively of total loans concentrated in commercial real estate.  Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties.

Index

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all of which mature within 90 days.

INTEREST-BEARING DEPOSITS IN BANKS
Interest-bearing deposits in banks mature within one year and are carried at cost.

RECLASSIFICATIONS
Certain amounts in the consolidated financial statements have been reclassified to conform to classifications adopted in the current year.

SECURITIES
Certain debt securities that management has the positive intent and ability to hold until maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value; the expected cash flows of the securities; the financial health of and business outlook for the issuer; the performance of the underlying assets for interests in securitized assets; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in investment income and a new cost basis in the investment is established.

FEDERAL HOME LOAN BANK STOCK
The Company, as a member of the Federal Home Loan Bank of Atlanta (FHLB), is required to maintain an investment in the capital stock of the FHLB. Based on the redemption provisions of the FHLB, the stock has no quoted market value, is carried at cost and listed as a restricted security. In March of 2009, the FHLB announced that it was changing its policy on the redemption of its stock. Previously, the FHLB would repurchase 100 percent of a member bank’s excess activity-based stock. As of March 2009, the FHLB will determine each quarter how much stock it will repurchase, if any, based on its available cash and capital.  Since March 2009, the FHLB has made limited repurchases of excess stock of its members.  At its discretion, the FHLB may declare dividends on its stock.  The FHLB suspended its fourth quarter 2008 and first quarter 2009 dividends but reported net income for the last three quarters of 2009 and net income of approximately $278 million for 2010, and paid a quarterly dividend for the last three quarters of 2009 and the first three quarters of 2010.  The Company reviews its holdings for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

LOANS
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

Index

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

ALLOWANCE FOR LOAN LOSSES
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

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired, such as a loan that is considered a troubled debt restructuring (TDR) (discussed in detail below).  These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. Consumer loans whose terms have been modified in a TDR are also individually analyzed for estimated impairment.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected future losses given estimated defaults derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

LOAN CHARGE-OFF POLICIES
Consumer loans are generally fully or partially charged down to the fair value of collateral securing the asset when:
●	Management determines the asset to be uncollectible;
●	Repayment is deemed to be protracted beyond reasonable time frames;
●	The asset has been classified as a loss by either the internal loan review process or external examiners;
●	The borrower has filed for bankruptcy protection and the loss becomes evident due to a lack of borrower assets; or
●	The loan is 90 days or more past due unless the loan is both well secured and in the process of collection.

Index

For other loans, the Company’s charge-off policies are as follows:
●	Real Estate: Generally charged down to the net realizable value when the loan is 120 days past due.
●	Commercial Loans: Generally charged off when the loan is 90 days past due.
●	Construction loans: Generally charged off when the loan is 120 days past due.
●	Other Secured Loans: Generally fully or partially charged down to the net realizable value when the loan is 90 days past due.

TROUBLED DEBT RESTRUCTURINGS
In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR.  Management strives to identify borrowers in financial difficulty before their loans reach nonaccrual status and works with them to grant appropriate concessions, if necessary, and modify their loans to more affordable terms. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  As of December 31, 2010, there were $1.6 million of total loans classified as TDRs.

TRANSFERS OF FINANCIAL ASSETS
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership); (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

FORECLOSED ASSETS
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

PREMISES AND EQUIPMENT
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

OFF-BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial letters of credit and lines of credit.  Such financial instruments are recorded when they are funded.

PENSION PLAN
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

STOCK COMPENSATION PLANS
Stock compensation accounting guidance (FASB ASC 718, Compensation-Stock Compensation) requires that the compensation cost related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

Index

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

INCOME TAXES
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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

EARNINGS PER COMMON SHARE
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

TRUST ASSETS AND INCOME
Securities and other property held by Trust in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred.

COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and unrealized losses related to changes in the funded status of the pension plan which are also recognized as separate components of equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Index

SUBSEQUENT EVENTS
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

The Company has plans to expand the building of a current branch office.  On January 26, 2011 the Company signed a contract with a general contractor for construction of the building.  The contract entitles the contractor to the cost of construction plus a fee of 2.50%.  The Company anticipates that the project will likely cost between $8.0 million and $10.0 million over the next two to three years.  No funds for construction had been disbursed as of the writing of this annual report on Form 10-K.

Other than the branch expansion discussed above, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166 (SFAS 166), Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to VIEs.  The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The objective of the guidance is to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (ASU 2009-15). ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 was effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs (ASU 2010-04). ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of the residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of a discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures and require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The effective portions of the new guidance did not have a material impact on the Company’s consolidated financial statements and the Company does not expect full adoption of ASU 2010-06 to have a material impact on the Company’s financial statements.

Index

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, are required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements that are included in this Annual Report on Form 10-K.

On September 15, 2010, the SEC issued Release No. 33-9142, Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010. Based on the Company’s public market capitalization at the end of the second quarter of 2010, the Company is no longer considered an accelerated filer.  Beginning with this Annual Report on Form 10-K, the Company will not be subject to the requirement of SOX Section 404(b) to include in its Annual Reports on Form 10-K the auditor’s attestation regarding the Company’s internal control over financial reporting unless and until the Company is again considered an accelerated filer.

On September 17, 2010, the SEC issued Release No. 33-9144, Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Index

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average balances on hand or with the FRB. At December 31, 2010 and 2009, the required reserve balances amounted to $350 thousand for both years.

The Company had approximately $6.9 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2010.

NOTE 3, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities held-to-maturity were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2010
Obligations of U. S. Government agencies	$1,670	$4	$(7)	$1,667
Obligations of state and political subdivisions	282	8	0	290
	$1,952	$12	$(7)	$1,957
December 31, 2009
Obligations of U. S. Government agencies	$1,800	$4	$(7)	$1,797
Obligations of state and political subdivisions	412	24	0	436
	$2,212	$28	$(7)	$2,233

Index

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2010
U. S. Treasury securities	$600	$0	$0	$600
Obligations of U. S. Government agencies	201,601	513	(1,993)	200,121
Obligations of state and political subdivisions	3,103	69	0	3,172
Mortgage-backed securities	374	8	0	382
Money market investments	1,817	0	0	1,817
Total	$207,495	$590	$(1,993)	$206,092

December 31, 2009
U. S. Treasury securities	$400	$0	$0	$400
Obligations of U. S. Government agencies	161,645	341	(446)	161,540
Obligations of state and political subdivisions	8,702	124	(1)	8,825
Mortgage-backed securities	1,273	31	0	1,304
Money market investments	1,706	0	0	1,706
Total	$173,726	$496	$(447)	$173,775

Securities with an amortized cost of $135.5 million and $169.1 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2010, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2010
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$42,249	$41,811	$0	$0
Due after one year through five years	138,155	137,498	1,952	1,957
Due after five years through ten years	25,274	24,966	0	0
Total debt securities	205,678	204,275	1,952	1,957
Other securities without stated maturities	1,817	1,817	0	0

Total securities	$207,495	$206,092	$1,952	$1,957

Index

The following table provides information about securities sold in the years ended December 31:

	2010	2009	2008
	(in thousands)

Proceeds from sales	$91,978	$43,032	$7,573

Gross realized gains	$541	$290	$0

Gross realized losses	$0	$0	$47

TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2010
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$1,993	$128,362	$0	$0	$1,993	$128,362

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$7	$762	$0	$0	$7	$762

Total	$2,000	$129,124	$0	$0	$2,000	$129,124

	December 31, 2009
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$446	$49,589	$0	$0	$446	$49,589
Obligations of state and political subdivisions	1	859	0	0	1	859
Total securities available-for-sale	$447	$50,448	$0	$0	$447	$50,448

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$7	$893	$0	$0	$7	$893

Total	$454	$51,341	$0	$0	$454	$51,341

Index

U.S. Government and federal agency obligations
The unrealized losses on fifteen and ten investments in U.S. Government obligations at December 31, 2010 and 2009, respectively, were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Obligations of state and political subdivisions
The unrealized loss on one investment in obligations of state and political subdivisions at December 31, 2009 was caused by interest rate increases. Because the Company did not intend to sell the investment and it was unlikely that the Company would be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company did not consider the investment to be other-than-temporarily impaired at December 31, 2009.  As of December 31, 2010, the investment had an unrealized gain which was caused by interest rates decreasing.

OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
Management assesses whether the Company intends to sell or it is more-likely-than-not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the Company separates the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

The present value of expected future cash flows is determined using the best-estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best-estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds, and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, security interests, and loss severity.

The Company has a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, and cash flow projections as indicators of credit issues. On a quarterly basis, management reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. Management considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (a) the extent and length of time the fair value has been below cost; (b) the reasons for the decline in value; (c) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (d) for fixed maturity securities, the Company’s intent to sell a security or whether it is more-likely-than-not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the Company’s ability and intent to hold the security for a period of time that allows for the recovery in value.

The Company has not recorded impairment charges on securities for the years ended December 31, 2010, 2009 and 2008.

The 2010 and 2009 unrealized losses relate to obligations of U.S. Government agencies and state and political subdivisions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  The unrealized losses are a result of interest rates and not credit issues.  Since the Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

Index

The restricted security category is comprised of FHLB and FRB stock.  These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market.  Therefore, FHLB and FRB stock is carried at cost and evaluated for impairment.  When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

The Company evaluated the positive and negative factors of FHLB stock for impairment and determined the stock not to be impaired at December 31, 2010 or 2009.  This analysis is based on the following information. The FHLB reported net income for the last three quarters of 2009 and net income of approximately $278 million for 2010, and paid a quarterly dividend for the last three quarters of 2009 and the first three quarters of 2010.

NOTE 4, Loans and the Allowance for Loan Losses

The following is a summary of the balances in each segment of the loan portfolio as of December 31:

	2010	2009
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$89,690	$100,788
Commercial	344,347	345,986
Construction	19,206	30,696
Second mortgages	16,105	20,230
Equity lines of credit	39,048	39,192
Total mortgage loans on real estate	508,396	536,892
Commercial loans	36,053	60,353
Consumer loans	24,389	33,371
Other	17,781	4,626
Total loans	586,619	635,242
Less: Allowance for loan losses	(13,228)	(7,864)
Loans, net of allowance and deferred fees	$573,391	$627,378

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts totaled $607 thousand and $682 thousand at December 31, 2010 and 2009 respectively.

CREDIT QUALITY INFORMATION
The Company uses internally-assigned risk grades to estimate the capability of borrowers to repay the contractual obligations of their loan agreements as scheduled or at all. The Company’s internal risk grade system is based on experiences with similarly graded loans. Credit risk grades are updated at least quarterly as additional information becomes available, at which time management analyzes the resulting scores to track loan performance.

The Company’s internally assigned risk grades are as follows:
●	Pass: Loans are of acceptable risk
●	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management’s close attention.
●	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic, or managerial nature.
●
Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.

Index

●	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings:

Credit Quality Information
As of December 31, 2010
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$75,803	$2,383	$11,504	$0	$89,690
Commercial	287,551	23,969	30,000	2,827	344,347
Construction	18,052	0	1,154	0	19,206
Second mortgages	15,010	0	1,095	0	16,105
Equity lines of credit	37,206	1,109	733	0	39,048
Total mortgage loans on real estate	433,622	27,461	44,486	2,827	508,396
Commercial loans	33,275	2,179	599	0	36,053
Consumer loans	23,981	1	407	0	24,389
Other	17,693	87	1	0	17,781
Total	$508,571	$29,728	$45,493	$2,827	$586,619

As of December 31, 2010 the Company does not have any loans internally classified as Loss.

AGE ANALYSIS OF PAST DUE LOANS BY CLASS
All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of the recorded investment of past due loans.  Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, either because they are (1) well secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccrual. Loans in nonaccrual status that are also past due are included in the aging categories in the table below.

Age Analysis of Past Due Loans at December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,550	$85	$1,641	$3,276	$86,414	$89,690	$0
Commercial	240	617	10,555	11,412	332,935	344,347	0
Construction	0	0	16	16	19,190	19,206	16
Second mortgages	475	0	187	662	15,443	16,105	33
Equity lines of credit	597	0	22	619	38,429	39,048	0
Total mortgage loans on real estate	2,862	702	12,421	15,985	492,411	508,396	49
Commercial loans	78	11	0	89	35,964	36,053	0
Consumer loans	297	49	69	415	23,974	24,389	23
Other	79	0	1	80	17,701	17,781	1
Total	$3,316	$762	$12,491	$16,569	$570,050	$586,619	$73

Index

NONACCRUAL LOANS
The Company generally places non-consumer loans in nonaccrual status when the full and timely collection of interest or principal becomes uncertain, part of the principal balance has been charged off and no restructuring has occurred or the loan reaches 90 days past due. Under regulatory rules, consumer loans, which are loans to individuals for household, family and other personal expenditures, and loans secured by 1-4 family residential properties are not required to be placed in nonaccrual status. Although consumer loans and loans secured by 1-4 family residential property are not required to be placed in nonaccrual, the Company may place a consumer loan or loan secured by 1-4 family residential property in nonaccrual status, if necessary to avoid a material overstatement of interest income.

Generally, consumer loans not secured by real estate or other collateral are placed in nonaccrual status only when part of the principal has been charged off.  These loans are charged off or written down to the net realizable value of the collateral when deemed uncollectible, due to bankruptcy or other factors, or when they reach 90 days past due based on loan product, industry practice, terms and other factors.

When management places a loan in nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and the loan is accounted for by the cash or cost recovery method, until it qualifies for return to accrual status.  Generally, management returns a loan to accrual status if (a) all delinquent interest and principal become current under the terms of the loan agreement or (b) the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

The following table presents loans in nonaccrual status by class of loan:

Nonaccrual Loans by Class
(in thousands)

As of December 31, 2010	Loans in Nonaccrual Status

Mortgage loans on real estate:
Residential 1-4 family	$6,302
Commercial	13,281
Construction	37
Second mortgages	540
Equity lines of credit	427
Total mortgage loans on real estate	20,587
Commercial loans	178
Consumer loans	116
Other	0
Total	$20,881

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

As of December 31,	2010	2009	2008
	(in thousands)
Interest income that would have been recorded under original loan terms	$1,507	$442	$244
Actual interest income recorded for the period	790	440	185
Reduction in interest income on nonaccrual loans	$717	$2	$59

Index

IMPAIRED LOANS
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans, but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate to a below-market rate, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole or remaining source of repayment for the loan is the operation or liquidation of the collateral.  In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of the discounted cash flows.  If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is in nonaccrual status, all payments are applied to principal under the cost-recovery method. For financial statement purposes, the recorded investment in the loan is the actual principal balance reduced by payments that would otherwise have been applied to interest. When reporting information on these loans to the applicable customers, the unpaid principal balance is reported as if payments were applied to principal and interest under the original terms of the loan agreements. Therefore, the unpaid principal balance reported to the customer would be higher than the recorded investment in the loan for financial statement purposes. When the ultimate collectability of the total principal of the impaired loan is not in doubt and the loan is in nonaccrual status, contractual interest is credited to interest income when received under the cash-basis method.

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during 2010.  The average balances are calculated based on the month-end balance of the loan during the period reported.

Impaired Loans by Class
(in thousands)
	As of December 31, 2010				Year Ended December 31, 2010
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,850	$5,008	$810	$70	$4,298	$320
Commercial	13,319	3,798	9,400	2,827	14,320	593
Construction	0	0	0	0	194	5
Second mortgages	508	100	404	62	377	33
Equity lines of credit	405	262	143	11	300	24
Total mortgage loans on real estate	$20,082	$9,168	$10,757	$2,970	$19,489	$975
Commercial loans	184	178	0	0	73	13
Consumer loans	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	$20,266	$9,346	$10,757	$2,970	$19,562	$988

Index

Information regarding impaired loans for prior years is as follows:

As of December 31, 2009
(in thousands)
Impaired loans without a valuation allowance	$0
Impaired loans with a valuation allowance	1,105
Total impaired loans	$1,105
Valuation allowance related to impaired loans	$387
Total non-accrual loans	$4,917
Total loans past-due ninety days or more and still accruing interest	$389

	Years Ended December 31,
	2009	2008
	(in thousands)
Average investment in impaired loans	$5,387	$10,467
Interest income recognized on impaired loans	$153	$393
Interest that would have been recognized if loans had been accruing	$404	$459

MONITORING OF LOANS AND EFFECT OF MONITORING FOR THE ALLOWANCE FOR LOAN LOSSES
Loan officers are responsible for continual portfolio analysis and prompt identification and reporting of problem loans, which includes assigning a risk grade to each applicable loan at its origination and revising such grade as the situation dictates. Loan officers maintain frequent contact with borrowers, which should enable them to identify potential problems before they become apparent to other personnel. In addition, meetings with loan officers and upper management are held to discuss problem loans and review their risk grades. Nonetheless, in order to avoid over-reliance upon loan officers for problem loan identification, the Bank’s loan review system provides for review of loans and their risk grade by individuals who are independent of the loan approval process.  Risk grades and historic loss rates by risk grades are used as a component of the calculation of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio.  For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type.  Loans are segmented into the following pools:  commercial, real estate-construction, real estate-mortgage, consumer and other loans.  The Company also sub-segments the real estate-mortgage segment into four classes: residential 1-4 family, commercial, second mortgages and equity lines of credit. The Company uses an internally developed risk evaluation model in the estimation of credit risk process.  The model and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes and reporting practices are appropriate and properly documented.

Each portfolio segment has risk characteristics as follows:
●
Commercial: Commercial loans carry risks associated with the successful operation of a business or project, in addition to other risks associated with the ownership of a business. The repayment of these loans may be dependent upon the profitability and cash flows of the business.  In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

●
Real Estate-construction: Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be the loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

●
Real Estate: Residential mortgage loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral. Commercial real estate loans carry risks associated with the successful operation of a business if owner occupied. If non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts.

Index

●
Consumer loans: Consumer loans carry risks associated with the continued credit-worthiness of the borrowers and the value of the collateral.  Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

●
Other loans: Other loans are loans to mortgage companies, loans for purchasing or carrying securities, loans to insurance, investment and finance companies.  These loans carry risks associated with the successful operation of a business.  In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time, may depend on interest rates or may fluctuate in active trading markets.

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At December 31, 2010, the historical loss percent was based on losses sustained in each segment of the portfolio over the previous 8 quarters.

Management also provides an allocated component of the allowance for loans that are classified as impaired.  An allocated allowance is established when the discounted value of future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan.

Based on credit risk assessments and management’s analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: the economy, trends in growth, concentrations, changes in underwriting, changes in management and changes in the legal and regulatory environment.

THE COMPANY’S ESTIMATION PROCESS
The allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies.  Management’s estimate is based on certain observable, historical data that management believes are most reflective of the underlying credit losses being estimated.  In addition, impaired loans are separately identified for evaluation and are measured based on the present value of expected future cash flows, the observable market price of the loans or the fair value of the collateral.  Also, various qualitative factors are applied to each segment of the loan portfolio.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date.  The Company considers the allowance for loan losses of $13.2 million adequate to cover loan losses inherent in the loan portfolio at December 31, 2010.  The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Index

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)
2010	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$935	$354	$5,552	$672	$351	$7,864
Charge-offs	(556)	(126)	(2,971)	(655)	(180)	(4,488)
Recoveries	192	0	636	155	69	1,052
Provision for loan losses	228	213	8,281	185	(107)	8,800
Ending balance	$799	$441	$11,498	$357	$133	$13,228
Ending balance individually evaluated for impairment	$0	$0	$2,970	$0	$0	$2,970
Ending balance collectively evaluated for impairment	799	441	8,528	357	133	10,258
Ending balance	$799	$441	$11,498	$357	$133	$13,228
Loan Balances:
Ending balance individually evaluated for impairment	$178	$0	$19,925	$0	$0	$20,103
Ending balance collectively evaluated for impairment	35,875	19,206	469,265	24,389	17,781	566,516
Ending balance	$36,053	$19,206	$489,190	$24,389	$17,781	$586,619

	2009	2008
	(in thousands)
Balance, beginning of year	$6,406	$5,130
Recoveries	937	463
Provision for loan losses	6,875	2,400
Loans charged off	(6,354)	(1,587)
Balance, end of year	$7,864	$6,406

CHANGES IN ACCOUNTING METHODOLOGY
Due to the continuing economic downturn facing the country, the Company has implemented the following changes to its allowance for loan loss methodology in 2010:
●
In prior years, management used a historical loss period of four years for most segments when estimating the historical loss rates.  For the December 31, 2010 allowance for loan loss methodology, management changed the historical loss period to eight quarters to better reflect the risk related to each segment of loans.

●
The loss ratio for commercial substandard loans was further reduced from a historical loss period of eight quarters to five quarters to eliminate the impact of a large recovery in the fourth quarter of 2010 and a lower loss ratio in the first and second quarters of 2009.

●
The loss ratio for substandard real estate loans was adjusted upward to eliminate the affect of two quarters that had no losses and to reflect the increasing trend in charge off activity for the commercial real estate non-owner occupied portion of this portfolio segment.  In addition, the loss ratio for the substandard real estate loans segment was adjusted upward to eliminate the affect of a large recovery.

●
For the allowance for loan loss calculation for December 31, 2010, the loss ratio for all segments of Pass loans was adjusted to 0.50% to account for migration of these loans to a higher risk rating during the life of the loans.

●
For the allowance for loan loss calculation for December 31, 2010, the loss ratio for overdrafts and overdraft lines of credit, which is in the “other loan” portfolio segment, was adjusted to not use a pool allocation method for overdrafts because there is a systematic 60 day charge off process in place and 100 percent of the quarter-end substandard balance for overdraft lines.  In the December 31, 2009 allowance calculation, a four-year historical loss period was used.

Index

The following table represents the effect on the current period provision of the changes to the methodology from that used in prior periods.

	Calculated Provision Based on Current Year Methodology	Calculated Provision Based on Prior Year Methodology	Difference
	(in thousands)
Portfolio Segment:
Commercial	$228	$306	$(78)
Real Estate-Construction	213	110	103
Real Estate-Mortgage	8,281	5,645	2,636
Consumer	185	558	(373)
Other	(107)	(385)	278
Total	$8,800	$6,234	$2,566

NOTE 5, Foreclosed Assets

Foreclosed assets are presented net of a valuation allowance for losses.  An analysis of the valuation allowance on foreclosed assets is as follows:

	Years Ended December 31,
	(in thousands)
	2010	2009	2008
Balance at beginning of year	$860	$428	$0
Additions and write-downs	1,379	695	428
Reductions due to sales	(115)	(263)	0
Balance at end of year	$2,124	$860	$428

Expenses applicable to foreclosed assets include the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net loss (gain) on sales of real estate	$63	$(15)	$0
Provision for losses (direct writedowns)	1,379	695	428
Operating expenses, net of income*	392	463	71
Total Expenses	$1,834	$1,143	$499

* included in other operating income and other operating expense

Index

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

	2010	2009
	(in thousands)
Land	$7,808	$7,808
Buildings	25,647	25,354
Leasehold improvements	855	855
Furniture, fixtures and equipment	15,994	15,650
	50,304	49,667
Less accumulated depreciation and amortization	20,688	19,270
	$29,616	$30,397

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 amounted to $1.9 million, $1.9 million and $1.8 million, respectively.

The Company has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2015.  Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2010 under noncancellable leases is $1.1 million which is due as follows:

Year	(in thousands)

2011	$263
2012	266
2013	260
2014	192
2015	165
Total	$1,146

The aggregate rental expense of premises and equipment was $282 thousand, $347 thousand and $337 thousand for 2010, 2009 and 2008, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2010 and 2009 was $136.9 million and $136.3 million, respectively.  As of December 31, 2010, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2010, the scheduled maturities of time deposits (in thousands) are as follows:

2011	$182,500
2012	65,895
2013	24,793
2014	24,497
2015	27,111
$324,796

Index

NOTE 8, Short Term and Long Term Borrowings

The Company’s short-term borrowings include federal funds purchased, overnight repurchase agreements and U.S. Treasury demand notes.  Overnight repurchase agreements, which totaled $50.8 million and $49.6 million as of December 31, 2010 and 2009, respectively, are classified as secured borrowings that generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The U.S. Treasury demand notes are subject to call by the U.S. Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate.  U.S. Treasury demand notes totaled $731 thousand and $1.0 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, five customer relationships exceeded 5 percent of total repurchase agreements, with a combined outstanding balance of $69.0 million, or 76.91% of total repurchase agreements.

The Company’s long-term debt at December 31, 2010 and 2009 consisted of fixed-rate FHLB advances. The FHLB advances are secured by a blanket lien on qualified 1 – 4 family residential real estate loans.  These pledged loans totaled $67.7 million at December 31, 2010.

The contractual maturities of long-term debt are as follows:

	December 31,
	2010			2009
	Fixed		Weighted	Fixed		Weighted
	Rate	Total	Avg Rate	Rate	Total	Avg Rate
	(in thousands)			(in thousands)
Due in 2010				30,000	30,000	5.46%
Due in 2012	10,000	10,000	4.74%	10,000	10,000	4.74%
Due in 2016	25,000	25,000	4.83%	25,000	25,000	4.83%
Total long-term debt	$35,000	$35,000	4.80%	$65,000	$65,000	5.11%

NOTE 9, Stock Option Plan

On March 9, 2008, the Company’s 1998 stock option plan expired.  At December 31, 2010, options to purchase 225,127 shares of common stock granted under the stock option plan were outstanding.  The exercise price of each option equals the market price of the Company’s common stock on the date of the grant, and an option’s maximum term is ten years.

Stock option plan activity for the year ended December 31, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2010	271,275	$18.59
Granted	0	0
Exercised	(23,874)	10.30
Canceled or expired	(22,274)	17.03
Options outstanding, December 31, 2010	225,127	$19.62	4.34	$0
Options exercisable, December 31, 2010	184,893	$19.53	3.81	$0

Index

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  This amount changes based on changes in the market value of the Company’s stock.

As of December 31, 2010, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were below the market value of a share of the Company’s common stock.

The total proceeds of the in-the-money options exercised during the years ended December 31, 2010, 2009 and 2008 were $246 thousand, $138 thousand and $39 thousand.  Total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $65 thousand, $83 thousand and $14 thousand, respectively.

As of December 31, 2010, there was $194 thousand in unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.75 years.  Stock compensation expense was $114 thousand, $111 thousand, and $112 thousand as of December 31, 2010, 2009, and 2008.

Information pertaining to options outstanding at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.91	51,917	0.61	$12.91	51,917	$12.91
23.83	72,625	3.61	23.83	72,625	23.83
20.05	100,585	6.79	20.05	60,351	20.05
	225,127	4.34	$19.62	184,893	$19.53

NOTE 10, Earnings per Common Share

Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net Income applicable to common stock	$1,547	$1,682	$6,790

Average number of common shares outstanding	4,928	4,908	4,904
Effect of dilutive options	4	27	31
Average number of common shares outstanding used to calculate diluted earnings per common share	4,932	4,935	4,935

Stock options for 206 thousand, 186 thousand and 224 thousand shares of common stock were not considered in computing diluted earnings per common share for 2010, 2009 and 2008, respectively, because they were antidilutive.

Index

NOTE 11. Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal shareholders, executive officers and directors and their affiliates.  None of the principal shareholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders’ equity at December 31, 2010.

Annual activity consisted of the following:

	2010	2009
	(in thousands)
Balance, beginning of year	$2,599	$2,848
Additions	218	801
Reductions	(624)	(1,050)
Balance, end of year	$2,193	$2,599

Deposits from related parties held by the Company at December 31, 2010 and 2009 amounted to $23.6 million and $6.5 million, respectively. $10.9 million of the increase is due to one member of the Board of Directors who is an attorney who was assigned settlement funds.  These funds will disburse over the next few years as court approval is obtained.

NOTE 12, Income Taxes

The components of income tax expense for the current year-end and the preceding two are as follows:

	2010	2009	2008
	(in thousands)

Current tax expense	$2,577	$664	$3,216
Deferred tax benefit	(2,428)	(453)	(565)
Reported tax expense	$149	$211	$2,651

A reconciliation of the “expected” Federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	2010	2009	2008
	(in thousands)

Expected tax expense (34%)	$577	$644	$3,210
Interest expense on tax-exempt assets	10	23	34
Tax credit for investment	(27)	0	0
Tax-exempt interest	(131)	(226)	(360)
Officers’ life insurance	(331)	(325)	(243)
Other, net	51	95	10
Reported tax expense	$149	$211	$2,651

The effective tax rates for 2010, 2009 and 2008 were 8.8%, 11.1% and 28.1%, respectively.

Index

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$4,497	$2,674
Interest on non-accrual loans	311	83
Foreclosed assets	968	419
Pension - other comprehensive income	846	667
Bank owned life insurance benefit	78	75
Contribution carried forward	0	35
Net unrealized loss on securities available-for sale	477	0
Unexercised nonqualified options	24	17
	$7,201	$3,970

Deferred tax liabilities:
Depreciation	$(367)	$(361)
Accretion of discounts on securities	(3)	(1)
Deferred loan fees and costs	(317)	(334)
Pension	(935)	(782)
Net unrealized gains on securities available-for-sale	0	(17)
Other	(3)	0
	(1,625)	(1,495)
Net deferred tax assets	$5,576	$2,475

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

The last Internal Revenue Service (IRS) examination was conducted in 2009 on the Company’s U.S. income tax return for 2008.

NOTE 13, Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined-benefit pension plan.  The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan.

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

Index

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,318	$4,657	$5,085
Service cost	0	0	0
Interest cost	314	284	304
Benefits paid	(354)	(222)	(163)
Actuarial (gain) or loss	618	599	(569)
Benefit obligation at end of year	$5,896	$5,318	$4,657

Change in plan assets
Fair value of plan assets at beginning of year	$5,658	$4,411	$5,743
Actual return (loss) on plan assets	352	469	(1,169)
Employer contribution	500	1,000	0
Benefits paid	(354)	(222)	(163)
Fair value of plan assets at end of year	$6,156	$5,658	$4,411

Funded Status at end of year	$260	$340	$(246)

Amounts recognized in the consolidated balance sheets at December 31,
Prepaid pension cost (pension liability)	$260	$340	$(246)

Amounts recognized in accumulated other comprehensive income (loss)
Loss	$2,489	$1,961	$1,603
Deferred taxes	(846)	(667)	(545)
Net loss	$1,643	$1,294	$1,058

Accumulated benefit obligation	$5,896	$5,318	$4,657

Assumptions used to determine the benefit obligations at December 31,	2010	2009	2008
Discount rate	5.30%	6.01%	6.49%
Rate of compensation increase	7.00%	7.00%	8.00%

	Years ended December 31,
Components of net periodic pension cost (benefit)	2010	2009	2008
	(in thousands)
Interest cost	$313	$284	$304
Expected return on plan assets	(389)	(331)	(439)
Amortization of unrecognized loss	127	104	0
Net periodic pension (benefit) cost	$51	$57	$(135)

Components of other amounts recognized in accumulated other comprehensive income (loss)

Net loss	$656	$359	$1,038
Amortization of loss (gain)	(127)	0	0
Total recognized in other comprehensive income	$529	$359	$1,038

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$580	$416	$903

Index

The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $170 thousand.

	Years ended December 31,
Weighted-average assumptions used to determine net periodic pension cost	2010	2009	2008
Discount rate	6.01%	6.49%	6.25%
Expected long-term rate of return on plan assets	7.00%	8.00%	8.00%

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

The pension plan invests primarily in large and mid-cap equities and government and corporate bonds, with the following target allocations:  equities 55 percent, fixed income 35 percent and cash 10 percent.  The pension plan has a very small investment in emerging markets equity mutual funds, representing approximately 1 percent of the total account value.

Fair value is discussed in detail in Note 15.  The fair value of the Company’s pension plan assets by asset category are as follows:

	Assets at Fair Value as of December 31, 2010
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$900	$0	$0	$900
U.S. Government securities	372	0	0	372
Mutual Funds	147	0	0	147
Common Stock	3,128	0	0	3,128
Corporate bonds	0	1,609	0	1,609
Total assets at fair value	$4,547	$1,609	$0	$6,156

Index

	Assets at Fair Value as of December 31, 2009
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$1,468	$—	$—	$1,468
U.S. Government securities	297	—	—	297
Mutual Funds	96	—	—	96
Common Stock	2,690	—	—	2,690
Corporate bonds	—	1,107	—	1,107
Total assets at fair value	$4,551	$1,107	$—	$5,658

The Company contributed $500 thousand to the pension plan in 2010 and $1.0 million to the pension plan in 2009. No contribution was made to the plan in 2008.  Management has not determined at this time how much, if any, contributions to the plan will be for the year ended December 31, 2011.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2011	$316
2012	284
2013	352
2014	349
2015	344
Thereafter	2,085
Total	$3,730

401(K) PLAN
The Company has a 401(k) Plan in which substantially all employees are eligible to participate.  Employees may contribute to the plan subject to certain limits based on federal tax laws.  The Company makes matching contributions equal to 100 percent of the first 4 percent of an employee’s compensation contributed to the plan.  Matching contributions vest to the employee immediately.  The Company may make profit sharing contributions to the plan as determined by the Board of Directors.  Profit sharing contributions vest to the employee over a six-year period.  For the years ended December 31, 2010, 2009 and 2008, expense attributable to the plan amounted to $489 thousand, $484 thousand, and $601 thousand, respectively.

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

Index

The following financial instruments whose contract amounts represent credit risk were outstanding at December 31:

	2010	2009
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$31,043	$31,217
Commercial real estate, construction and development loans committed but not funded	14,061	21,210
Other lines of credit (principally commercial)	58,458	50,045
Total	$103,562	$102,472

Letters of credit	$3,717	$5,006

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit are not collateralized and usually do not contain a specified maturity date, and ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year, with the exception of one guarantee which expires in 2014.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, have no material effect on the Company’s consolidated financial statements.

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

Index

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

RESTRICTED SECURITIES
The restricted security category is comprised of FHLB and FRB stock.  These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and they lack a market.  Therefore, the carrying amounts of restricted securities approximate fair value.

LOANS RECEIVABLE
For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., 1-4 family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Index

BANK OWNED LIFE INSURANCE
Bank owned life insurance represents insurance policies on certain officers of the Company. The cash value of the policies is estimated using information provided by the insurance carrier. These policies are carried at their cash value, which approximates the fair value.

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2010 and 2009, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

Index

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$28,431	$28,431	$47,636	$47,636
Securities available-for-sale	206,092	206,092	173,775	173,775
Securities held-to-maturity	1,952	1,957	2,212	2,233
Restricted securities	4,320	4,320	4,815	4,815
Loans, net of allowances for loan losses	573,391	571,906	627,378	627,354
Bank owned life insurance	18,020	18,020	16,291	16,291
Accrued interest receivable	2,652	2,652	2,873	2,873

Financial liabilities:
Deposits	$679,214	$682,001	$662,502	$664,625
Federal funds purchased and other borrowings	731	731	1,019	1,019
Overnight repurchase agreements	50,757	50,757	49,560	49,560
Term repurchase agreements	38,959	38,955	59,859	59,878
Federal Home Loan Bank advances	35,000	39,260	65,000	74,043
Accrued interest payable	824	824	1,449	1,449

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

Index

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using (in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Treasury securities	$600	$0	$600	$0
Obligations of U.S. Government agencies	200,121	0	200,121	0
Obligations of state and political subdivisions	3,172	0	3,172	0
Mortgage-backed securities	382	0	382	0
Money market investments	1,817	0	1,817	0
Total available-for-sale securities	$206,092	$0	$206,092	$0

		Fair Value Measurements at December 31, 2009 Using (in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Treasury securities	$400	$0	$400	$0
Obligations of U.S. Government agencies	161,540	0	161,540	0
Obligations of state and political subdivisions	8,825	0	8,825	0
Mortgage-backed securities	1,304	0	1,304	0
Money market investments	1,706	0	1,706	0
Total available-for-sale securities	$173,775	$0	$173,775	$0

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

Index

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

The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

		Carrying Value at December 31, 2010
		(in thousands)

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$7,787	$523	$6,182	$1,082
Foreclosed assets	$11,448	$0	$11,448	$0

		Carrying Value at December 31, 2009
		(in thousands)

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$718	$0	$0	$718
Foreclosed assets	$7,623	$0	$7,373	$250

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010 and 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Index

As of December 31, 2010, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010:
Total Capital to Risk Weighted Assets:
Consolidated	$91,778	14.00%	$52,446	8.00%	N/A	N/A
Old Point National Bank	86,300	13.18%	52,386	8.00%	$65,483	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	83,521	12.74%	26,223	4.00%	N/A	N/A
Old Point National Bank	78,056	11.92%	26,193	4.00%	39,290	6.00%

Tier 1 Capital to Average Assets:
Consolidated	83,521	9.19%	36,373	4.00%	N/A	N/A
Old Point National Bank	78,056	8.63%	36,188	4.00%	45,235	5.00%

December 31, 2009:
Total Capital to Risk Weighted Assets:
Consolidated	$90,735	13.01%	$55,806	8.00%	N/A	N/A
Old Point National Bank	85,234	12.23%	55,734	8.00%	$69,667	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	82,871	11.88%	27,903	4.00%	N/A	N/A
Old Point National Bank	77,370	11.11%	27,867	4.00%	41,800	6.00%

Tier 1 Capital to Average Assets:
Consolidated	82,871	9.20%	36,021	4.00%	N/A	N/A
Old Point National Bank	77,370	8.63%	35,853	4.00%	44,816	5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years.  Under this formula, the Bank and Trust can distribute as dividends to the Company in 2011, without approval of the Comptroller, $372 thousand plus an additional amount equal to the Bank’s and Trust’s retained net profits for 2011 up to the date of any dividend declaration.

Index

NOTE 17, Quarterly Data (Unaudited)

	Year Ended December 31,
	2010				2009
	(in thousands, except per share data)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$10,081	$10,172	$10,221	$10,416	$10,421	$10,472	$10,394	$10,395
Interest expense	(2,070)	(2,253)	(2,695)	(2,964)	(3,279)	(3,426)	(3,703)	(3,915)

Net interest income	8,011	7,919	7,526	7,452	7,142	7,046	6,691	6,480
Provision for loan losses	(1,300)	(1,500)	(1,300)	(4,700)	(1,875)	(1,000)	(3,000)	(1,000)

Net interest income, after provision for loan losses	6,711	6,419	6,226	2,752	5,267	6,046	3,691	5,480
Noninterest income	2,824	3,389	3,128	3,298	3,542	3,006	3,101	2,965
Noninterest expenses	(8,943)	(8,397)	(7,976)	(7,735)	(8,464)	(7,446)	(7,891)	(7,404)

Income before income taxes	592	1,411	1,378	(1,685)	345	1,606	(1,099)	1,041
Provision for income taxes	(142)	(376)	(370)	739	32	(449)	477	(271)
Net income	$450	$1,035	$1,008	$(946)	$377	$1,157	$(622)	$770

Earnings per common share:
Basic	$0.09	$0.21	$0.21	$(0.19)	$0.07	$0.24	$(0.13)	$0.16
Diluted	$0.09	$0.21	$0.20	$(0.19)	$0.07	$0.24	$(0.13)	$0.16

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

Index

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31 follows:

	Unconsolidated
2010	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$40,837	$50	$1,893	$(1,890)	$40,890
Income from fiduciary activities	0	3,074	0	0	3,074
Other income	9,206	416	303	(360)	9,565
Total operating income	50,043	3,540	2,196	(2,250)	53,529

Expenses
Interest expense	9,990	0	12	(20)	9,982
Provision for loan losses	8,800	0	0	0	8,800
Salaries and employee benefits	15,738	2,039	519	0	18,296
Other expenses	13,932	936	248	(361)	14,755
Total operating expenses	48,460	2,975	779	(381)	51,833

Income before taxes	1,583	565	1,417	(1,869)	1,696

Income tax expense (benefit)	87	192	(130)	0	149

Net income	$1,496	$373	$1,547	$(1,869)	$1,547

Total assets	$882,415	$4,980	$81,196	$(81,749)	$886,842

	Unconsolidated
2009	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$41,607	$77	$2,026	$(2,028)	$41,682
Income from fiduciary activities	0	2,987	0	0	2,987
Other income	9,310	373	300	(356)	9,627
Total operating income	50,917	3,437	2,326	(2,384)	54,296

Expenses
Interest expense	14,343	0	10	(30)	14,323
Provision for loan losses	6,875	0	0	0	6,875
Salaries and employee benefits	15,229	2,025	527	0	17,781
Other expenses	12,669	872	239	(356)	13,424
Total operating expenses	49,116	2,897	776	(386)	52,403

Income before taxes	1,801	540	1,550	(1,998)	1,893

Income tax expense (benefit)	159	184	(132)	0	211

Net income	$1,642	$356	$1,682	$(1,998)	$1,682

Total assets	$917,311	$4,844	$81,853	$(82,586)	$921,422

Index

	Unconsolidated
2008	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$46,348	$140	$7,235	$(7,222)	$46,501
Income from fiduciary activities	0	3,109	0	0	3,109
Other income	9,457	206	300	(350)	9,613
Total operating income	55,805	3,455	7,535	(7,572)	59,223

Expenses
Interest expense	19,008	0	23	(25)	19,006
Provision for loan losses	2,400	0	0	0	2,400
Salaries and employee benefits	14,583	1,895	563	0	17,041
Other expenses	10,476	823	387	(351)	11,335
Total operating expenses	46,467	2,718	973	(376)	49,782

Income before taxes	9,338	737	6,562	(7,196)	9,441

Income tax expense (benefit)	2,628	251	(228)	0	2,651

Net income	$6,710	$486	$6,790	$(7,196)	$6,790

Total assets	$830,780	$5,786	$83,143	$(84,744)	$834,965

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains or losses.

The Bank extends a line of credit to the Parent; this line of credit is used to repurchase the Parent’s publicly traded stock.  Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%.  This loan is secured by a held-to-maturity security with a book value of $282 thousand and a market value of $290 thousand at December 31, 2010.  Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers.  These transactions are eliminated to reach consolidated totals.

The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.

Index

NOTE 19, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
Balance Sheets	2010	2009
	(in thousands)
Assets
Cash and cash equivalents	$202	$290
Securities held-to-maturity	282	412
Investment in common stock of subsidiaries	80,461	80,899
Other assets	251	252
Total assets	$81,196	$81,853

Liabilities and Stockholders’ Equity
Note payable - subsidiary	$244	$244
Other liabilities	0	1
Common stock	24,685	24,583
Additional paid-in capital	16,026	15,769
Retained earnings	42,810	42,519
Accumulated other comprehensive loss	(2,569)	(1,263)
Total liabilities and stockholders’ equity	$81,196	$81,853

	Years Ended December 31,
Statements of Income	2010	2009	2008
	(in thousands)
Income:
Dividends from subsidiary	$1,000	$2,495	$3,400
Interest on investments	24	28	38
Other income	303	300	300
Total income	1,327	2,823	3,738
Expenses:
Salary and benefits	519	527	563
Stationery, supplies and printing	41	69	65
Service fees	143	119	138
Other operating expenses	77	61	207
Total expenses	780	776	973
Income before income taxes and equity in undistributed net income of subsidiaries	547	2,047	2,765
Income tax benefit	131	132	228
	678	2,179	2,993
Equity in undistributed net income (loss) of subsidiaries	869	(497)	3,797
Net income	$1,547	$1,682	$6,790

Index

	Years Ended December 31,
Statements of Cash Flows	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$1,547	$1,682	$6,790
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(869)	497	(3,797)
Stock compensation expense	114	111	112
Decrease (increase) in other assets	8	(9)	93
Increase (decrease) in other liabilities	(7)	0	(5)
Net cash provided by operating activities	793	2,281	3,193
Cash flows from investing activities:
Proceeds from sale of investment securities	0	0	1,137
Maturities and calls of investment securities	130	55	0
Net cash provided by investing activities	130	55	1,137
Cash flows from financing activities:
Proceeds from advances from subsidiaries	0	0	36
Repayment of advances from subsidiaries	0	0	(1,156)
Exercise of stock options	246	138	39
Repurchase and retirement of common stock	(41)	(36)	(97)
Tax effect of nonqualified stock options	16	0	0
Cash dividends paid on common stock	(1,232)	(2,307)	(3,236)
Net cash used in financing activities	(1,011)	(2,205)	(4,414)
Net increase (decrease) in cash and cash equivalents	(88)	131	(84)
Cash and cash equivalents at beginning of year	290	159	243
Cash and cash equivalents at end of year	$202	$290	$159

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

Index

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2010.  In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this evaluation, using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting.  There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders (the 2011 Proxy Statement) to be held on April 26, 2011.

Item 10.  Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2011 Proxy Statement and is incorporated herein by reference.  The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference.  The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”  The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2011 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders.

A copy of the Code of Ethics will be provided free of charge, upon written request made to Company’s secretary at 1 West Mellen Street, Hampton, Virginia 23663 or by calling (757) 728-1200.  The Code of Ethics is also posted on the Company’s website at www.oldpoint.com in the “About” section under “Investor Relations” and then “Governance Documents” of the website.  The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under “Waivers of or amendments to the Code of Ethics.”  The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11.  Executive Compensation

The information set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “General Compensation Disclosure” in the 2011 Proxy Statement is incorporated herein by reference.

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2011 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2011 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the captions “Board Committees and Attendance” in the 2011 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2011 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Consolidated Financial Statements

	The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10K.

	Reports of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)	41
	Consolidated Balance Sheets – December 31, 2010 and 2009	42
	Consolidated Statements of Income – Years Ended December 31, 2010, 2009 and 2008	43
	Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2010, 2009 and 2008	44
	Consolidated Statements of Cash Flows – Years Ended December 31, 2010, 2009 and 2008	45
	Notes to Consolidated Financial Statements	46

(a)(2)	Consolidated Financial Statement Schedules

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

Index

10.3*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 30, 2005)

10.4*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company entered into with each of Robert F. Shuford, Sr., Louis G. Morris, Laurie D. Grabow and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 30, 2005)

10.5*	Directors’ Compensation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 12, 2009)

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Description of Management Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 12, 2009)

10.7.1*	2011 Target Bonuses and Performance Goals under the Management Incentive Plan (incorporated by reference to Form 8-K filed February 9, 2011)

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

10.11*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with Joseph R. Witt (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 12, 2010)

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.,
Chairman, President & Chief Executive Officer

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Sr.	Chairman, President & Chief Executive Officer
Robert F. Shuford, Sr.	and Director
Principal Executive Officer

Date: March 11, 2011

/s/Laurie D. Grabow	Chief Financial Officer & Senior Vice President/
Laurie D. Grabow	Finance
Principal Financial & Accounting Officer

Date: March 11, 2011

/s/James Reade Chisman*	Director
James Reade Chisman

/s/Richard F. Clark*	Director
Richard F. Clark

/s/Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/Michael A. Glasser*	Director
Michael A. Glasser

/s/Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/Stephen D. Harris*	Director
Stephen D. Harris

/s/John Cabot Ishon*	Director
John Cabot Ishon

/s/John B. Morgan, II*	Director
John B. Morgan, II

/s/Louis G. Morris*	Director
Louis G. Morris

/s/Robert L. Riddle*	Director
Robert L. Riddle

/s/Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

/s/Robert F. Shuford, Jr.*	Director
Robert F. Shuford, Jr.

/s/Ellen Clark Thacker*	Director
Ellen Clark Thacker

/s/Joseph R. Witt*	Director
Joseph R. Witt

*By Robert F. Shuford, Sr., as Attorney in Fact

Date: March 11, 2011