Form 10-Q
period 2011-03-31
OLD POINT FINANCIAL CORP
filed 2011-05-13
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,955,259 shares of common stock ($5.00 par value) outstanding as of April 30, 2011

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and due from banks	$13,377,085	$15,603,331
Federal funds sold	20,511,724	12,827,818
Cash and cash equivalents	33,888,809	28,431,149
Securities available-for-sale, at fair value	195,509,022	206,091,712
Securities held-to-maturity (fair value approximates $2,450,506 and $1,956,720)	2,452,000	1,952,000
Restricted securities	4,319,600	4,319,600
Loans, net of allowance for loan losses of $10,284,063 and $13,227,791	554,028,929	573,390,522
Premises and equipment, net	29,545,481	29,615,688
Bank owned life insurance	18,221,447	18,019,727
Foreclosed assets, net of valuation allowance of $1,786,500 and $2,123,930	11,163,890	11,447,794
Other assets	13,115,041	13,573,303
	$862,244,219	$886,841,495

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$139,665,267	$129,207,887
Savings deposits	228,429,065	225,209,590
Time deposits	317,555,690	324,796,068
Total deposits	685,650,022	679,213,545
Federal funds purchased and other borrowings	713,913	731,332
Overnight repurchase agreements	37,420,811	50,757,247
Term repurchase agreements	20,699,546	38,959,359
Federal Home Loan Bank advances	35,000,000	35,000,000
Accrued expenses and other liabilities	1,338,611	1,228,363
Total liabilities	780,822,903	805,889,846

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,953,384 and 4,936,989 shares issued and outstanding	24,766,920	24,684,945
Additional paid-in capital	16,183,359	16,026,062
Retained earnings	42,907,612	42,809,769
Accumulated other comprehensive loss, net	(2,436,575)	(2,569,127)
Total stockholders' equity	81,421,316	80,951,649
Total liabilities and stockholders' equity	$862,244,219	$886,841,495

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Operations
	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$8,402,407	$9,486,216
Interest on federal funds sold	8,245	20,346
Interest on securities:
Taxable	902,718	804,256
Tax-exempt	39,334	93,883
Dividends and interest on all other securities	12,211	10,786
Total interest and dividend income	9,364,915	10,415,487

Interest Expense:
Interest on savings deposits	105,187	94,979
Interest on time deposits	1,265,965	1,860,927
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	53,112	178,325
Interest on Federal Home Loan Bank advances	420,375	829,625
Total interest expense	1,844,639	2,963,856
Net interest income	7,520,276	7,451,631
Provision for loan losses	1,800,000	4,700,000
Net interest income, after provision for loan losses	5,720,276	2,751,631

Noninterest Income:
Income from fiduciary activities	770,972	820,885
Service charges on deposit accounts	1,011,578	1,314,677
Other service charges, commissions and fees	737,844	690,817
Income from bank owned life insurance	201,720	388,845
Gain on sale of available-for-sale securities, net	0	76
Other operating income	83,128	82,548
Total noninterest income	2,805,242	3,297,848

Noninterest Expense:
Salaries and employee benefits	4,629,803	4,531,082
Occupancy and equipment	1,085,506	1,099,383
FDIC insurance	405,182	329,276
Data processing	327,603	296,655
Customer development	221,636	222,299
Advertising	144,159	175,985
Loan expenses	187,647	122,290
Other outside service fees	143,716	91,847
Employee professional development	133,311	142,900
Postage and courier expense	123,305	135,621
Legal and audit expenses	143,399	105,131
Loss (gain) on write-down/sale of foreclosed assets	188,955	(46,260)
Other operating expenses	432,847	528,404
Total noninterest expense	8,167,069	7,734,613
Income (loss) before income taxes	358,449	(1,685,134)
Income tax expense (benefit)	13,756	(739,507)
Net income (loss)	$344,693	$(945,627)

Basic Earnings (Loss) per Share:
Average shares outstanding	4,937,353	4,920,108
Net income (loss) per share of common stock	$0.07	$(0.19)

Diluted Earnings (Loss) per Share:
Average shares outstanding	4,937,353	4,933,582
Net income (loss) per share of common stock	$0.07	$(0.19)

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
	(unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Balance at beginning of period	4,936,989	$24,684,945	$16,026,062	$42,809,769	$(2,569,127)	$80,951,649
Comprehensive income:
Net income	0	0	0	344,693	0	344,693
Unrealized holding gains arising during the period (net of tax, $68,284, and reclassification adjustment)	0	0	0	0	132,552	132,552
Total comprehensive income	0	0	0	344,693	132,552	477,245
Exercise of stock options	16,395	81,975	129,630	0	0	211,605
Stock compensation expense	0	0	27,667	0	0	27,667
Cash dividends ($0.05 per share)	0	0	0	(246,850)	0	(246,850)

Balance at end of period	4,953,384	$24,766,920	$16,183,359	$42,907,612	$(2,436,575)	$81,421,316

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Balance at beginning of period	4,916,535	$24,582,675	$15,768,840	$42,518,889	$(1,261,951)	$81,608,453
Comprehensive loss:
Net loss	0	0	0	(945,627)	0	(945,627)
Unrealized holding gains arising during the period (net of tax, $103,538, and reclassification adjustment)	0	0	0	0	200,985	200,985
Total comprehensive loss	0	0	0	(945,627)	200,985	(744,642)
Tax benefit from disqualification of stock options	0	0	10,503	0	0	10,503
Exercise of stock options	9,375	46,875	56,725	0	0	103,600
Stock compensation expense	0	0	28,436	0	0	28,436
Cash dividends ($0.10 per share)	0	0	0	(492,215)	0	(492,215)

Balance at end of period	4,925,910	$24,629,550	$15,864,504	$41,081,047	$(1,060,966)	$80,514,135

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$344,693	$(945,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	463,560	500,371
Provision for loan losses	1,800,000	4,700,000
Net gain on sale of available-for-sale securities	0	(76)
Net amortization of securities	47,419	4,625
Net loss on disposal of premises and equipment	0	207
Net (gain) loss on write-down/sale of foreclosed assets	188,955	(46,260)
Income from bank owned life insurance	(201,720)	(388,845)
Stock compensation expense	27,667	28,436
Deferred tax (benefit) expense	(371)	14,025
(Increase) decrease in other assets	155,684	(551,533)
Increase in other liabilities	110,248	157,567
Net cash provided by operating activities	2,936,135	3,472,890

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(11,167,549)	(58,478,191)
Purchases of held-to-maturity securities	(800,000)	(1,200,000)
Proceeds from maturities and calls of securities	20,583,655	37,273,195
Proceeds from sales of available-for-sale securities	1,620,000	6,687,000
Decrease in loans made to customers	17,561,593	1,914,333
Proceeds from sales of foreclosed assets	329,615	536,260
Purchases of premises and equipment	(393,353)	(375,837)
Net cash provided by (used in) investing activities	27,733,961	(13,643,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	10,457,380	11,251,551
Increase in savings deposits	3,219,475	1,105,082
Increase (decrease) in time deposits	(7,240,378)	11,617,665
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	(31,613,668)	7,404,118
Proceeds from exercise of stock options	211,605	103,600
Tax benefit from disqualification of stock options	0	10,503
Cash dividends paid on common stock	(246,850)	(492,215)
Net cash provided by (used in) financing activities	(25,212,436)	31,000,304

Net increase in cash and cash equivalents	5,457,660	20,829,954
Cash and cash equivalents at beginning of period	28,431,149	47,635,998
Cash and cash equivalents at end of period	$33,888,809	$68,465,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,947,945	$3,030,651

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on investment securities	$200,836	$304,523
Loans transferred to foreclosed assets	$1,244,210	$437,000

See Notes to Consolidated Financial Statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2011 and December 31, 2010, and the results of operations, statement of cash flows and changes in stockholders’ equity for the three months ended March 31, 2011 and 2010. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2010 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

Note 2.  Securities
Amortized costs and fair values of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2011
Obligations of U.S. Government agencies	$2,170	$4	$(11)	$2,163
Obligations of state and political subdivisions	282	6	0	288
Total	$2,452	$10	$(11)	$2,451

December 31, 2010
Obligations of U.S. Government agencies	$1,670	$4	$(7)	$1,667
Obligations of state and political subdivisions	282	8	0	290
Total	$1,952	$12	$(7)	$1,957

Index

Amortized costs and fair values of securities available-for-sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2011
U.S. Treasury securities	$600	$0	$0	$600
Obligations of U.S. Government agencies	191,554	377	(1,662)	190,269
Obligations of state and political subdivisions	2,909	76	0	2,985
Mortgage-backed securities	284	6	0	290
Money market investments	1,365	0	0	1,365
Total	$196,712	$459	$(1,662)	$195,509

December 31, 2010
U.S. Treasury securities	$600	$0	$0	$600
Obligations of U.S. Government agencies	201,601	513	(1,993)	200,121
Obligations of state and political subdivisions	3,103	69	0	3,172
Mortgage-backed securities	374	8	0	382
Money market investments	1,817	0	0	1,817
Total	$207,495	$590	$(1,993)	$206,092

TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$1,662	$143,664	$0	$0	$1,662	$143,664

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$11	$1,558	$0	$0	$11	$1,558

Total	$1,673	$145,222	$0	$0	$1,673	$145,222

Index

	December 31, 2010
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U. S. Government agencies	$1,993	$128,362	$0	$0	$1,993	$128,362

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$7	$762	$0	$0	$7	$762

Total	$2,000	$129,124	$0	$0	$2,000	$129,124

Obligations of U.S. Government agencies
The U.S. Government agencies portfolio had nineteen and fifteen investments with unrealized losses at March 31, 2011 and December 31, 2010, respectively. These unrealized losses were caused by increases in market interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments, and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011 or December 31, 2010.

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

Index

The Company has not recorded impairment charges on securities for the quarter ended March 31, 2011 or the year ended December 31, 2010.

The 2011 and 2010 unrealized losses relate to obligations of U.S. Government agencies. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports.  The unrealized losses are a result of changes in market interest rates and not credit issues.  Since the Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

The restricted securities category on the balance sheets is comprised of Federal Home Loan Bank of Atlanta (FHLB) and Federal Reserve Bank (FRB) stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market.  Therefore, FHLB and FRB stock is carried at cost and evaluated for impairment.  When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

The Company evaluated the positive and negative factors of FHLB stock for impairment and determined the stock not to be impaired at March 31, 2011 or December 31, 2010.  This analysis is based on the following information. The FHLB reported net income of approximately $278 million for 2010, and paid a quarterly dividend for all four quarters of 2010. The FHLB reported net income of approximately $51 million for the first quarter of 2011.  At the time these financial statements were finalized, the FHLB had not yet announced its dividend for the first quarter of 2011.

Note 3.  Loans and the Allowance for Loan Losses
The following is a summary of the balances in each segment of the Company’s loan portfolio:

	March 31,	December 31,
	2011	2010
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$85,843	$89,690
Commercial	330,352	344,347
Construction	21,118	19,206
Second mortgages	15,513	16,105
Equity lines of credit	38,265	39,048
Total mortgage loans on real estate	491,091	508,396
Commercial loans	35,642	36,053
Consumer loans	21,747	24,389
Other	15,833	17,781
Total loans	564,313	586,619
Less: Allowance for loan losses	(10,284)	(13,228)
Loans, net of allowance and deferred fees	$554,029	$573,391

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts totaled $528 thousand and $607 thousand at March 31, 2011 and December 31, 2010, respectively.

Index

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

The Company’s internally assigned risk grades are as follows:
•	Pass: Loans are of acceptable risk
•	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management’s close attention.
•	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic, or managerial nature.
•
Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.

•	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings:

Credit Quality Information
As of March 31, 2011
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$71,669	$5,783	$8,391	$0	$85,843
Commercial	283,578	12,951	33,823	0	330,352
Construction	18,944	1,561	613	0	21,118
Second mortgages	14,662	0	851	0	15,513
Equity lines of credit	35,985	1,564	716	0	38,265
Total mortgage loans on real estate	424,838	21,859	44,394	0	491,091
Commercial loans	33,806	1,386	450	0	35,642
Consumer loans	21,557	1	189	0	21,747
Other	15,833	0	0	0	15,833
Total	$496,034	$23,246	$45,033	$0	$564,313

Credit Quality Information
As of December 31, 2010
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$75,803	$2,383	$11,504	$0	$89,690
Commercial	287,551	23,969	30,000	2,827	344,347
Construction	18,052	0	1,154	0	19,206
Second mortgages	15,010	0	1,095	0	16,105
Equity lines of credit	37,206	1,109	733	0	39,048
Total mortgage loans on real estate	433,622	27,461	44,486	2,827	508,396
Commercial loans	33,275	2,179	599	0	36,053
Consumer loans	23,981	1	407	0	24,389
Other	17,693	87	1	0	17,781
Total	$508,571	$29,728	$45,493	$2,827	$586,619

As of March 31, 2011 and December 31, 2010 the Company did not have any loans internally classified as Loss.

AGE ANALYSIS OF PAST DUE LOANS BY CLASS
All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of the recorded investment of past due loans.  Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, either because they are (1) well-secured and in the process of collection or (2) real estate loans or loans exempt under regulatory rules from being classified as nonaccrual. Loans in nonaccrual status that are also past due are included in the aging categories in the table below.

Index

Age Analysis of Past Due Loans at March 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,117	$361	$885	$2,363	$83,480	$85,843	$117
Commercial	982	5,828	7,673	14,483	315,869	330,352	0
Construction	0	0	0	0	21,118	21,118	0
Second mortgages	628	74	127	829	14,684	15,513	0
Equity lines of credit	940	0	0	940	37,325	38,265	0
Total mortgage loans on real estate	3,667	6,263	8,685	18,615	472,476	491,091	117
Commercial loans	255	0	0	255	35,387	35,642	0
Consumer loans	145	75	9	229	21,518	21,747	9
Other	33	0	3	36	15,797	15,833	3
Total	$4,100	$6,338	$8,697	$19,135	$545,178	$564,313	$129

Age Analysis of Past Due Loans at December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,550	$85	$1,641	$3,276	$86,414	$89,690	$0
Commercial	240	617	10,555	11,412	332,935	344,347	0
Construction	0	0	16	16	19,190	19,206	16
Second mortgages	475	0	187	662	15,443	16,105	33
Equity lines of credit	597	0	22	619	38,429	39,048	0
Total mortgage loans on real estate	2,862	702	12,421	15,985	492,411	508,396	49
Commercial loans	78	11	0	89	35,964	36,053	0
Consumer loans	297	49	69	415	23,974	24,389	23
Other	79	0	1	80	17,701	17,781	1
Total	$3,316	$762	$12,491	$16,569	$570,050	$586,619	$73

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

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

Index

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

The following table presents loans in nonaccrual status by class of loan:

Nonaccrual Loans by Class
(in thousands)
	March 31, 2011	December 31, 2010

Mortgage loans on real estate:
Residential 1-4 family	$5,320	$6,302
Commercial	15,681	13,281
Construction	0	37
Second mortgages	499	540
Equity lines of credit	404	427
Total mortgage loans on real estate	21,904	20,587
Commercial loans	138	178
Consumer loans	16	116
Other	0	0
Total	$22,058	$20,881

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

March 31, 2011
(in thousands)
Interest income that would have been recorded under original loan terms	$395
Actual interest income recorded for the period	80
Reduction in interest income on nonaccrual loans	$315

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

Index

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

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during 2010 and the first quarter of 2011.  The average balances are calculated based on the month-end balance of the loans for the year ended December 31, 2010 and on the daily average balance for the three months ended March 31, 2011.

Impaired Loans by Class
(in thousands)
	As of March 31, 2011				Quarter Ended March 31, 2011
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,291	$4,091	$1,163	$155	$5,613	$39
Commercial	15,236	14,733	419	11	14,621	(5)
Construction	0	0	0	0	0	0
Second mortgages	504	98	401	58	502	6
Equity lines of credit	403	261	142	11	403	7
Total mortgage loans on real estate	$21,434	$19,183	$2,125	$235	$21,139	$47
Commercial loans	144	13	125	61	143	2
Total	$21,578	$19,196	$2,250	$296	$21,282	$49

Impaired Loans by Class
(in thousands)
	As of December 31, 2010				Year Ended December 31, 2010
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,850	$5,008	$810	$70	$4,298	$320
Commercial	13,319	3,798	9,400	2,827	14,320	593
Construction	0	0	0	0	194	5
Second mortgages	508	100	404	62	377	33
Equity lines of credit	405	262	143	11	300	24
Total mortgage loans on real estate	$20,082	$9,168	$10,757	$2,970	$19,489	$975
Commercial loans	184	178	0	0	73	13
Total	$20,266	$9,346	$10,757	$2,970	$19,562	$988

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

Index

ALLOWANCE FOR LOAN LOSSES
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio.  For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type.  Loans are segmented into the following pools:  commercial, real estate-construction, real estate-mortgage, consumer and other loans.  The Company also sub-segments the real estate-mortgage segment into four classes: residential 1-4 family, commercial real estate, second mortgages and equity lines of credit. The Company uses an internally developed risk evaluation model in the estimation of credit risk process.  The model and assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes and reporting practices are appropriate and properly documented.

Each portfolio segment has risk characteristics as follows:
•
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

•
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

•
Real estate-mortgage: Residential mortgage loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral. Commercial real estate loans carry risks associated with the successful operation of a business if owner occupied. If non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts.

•
Consumer loans: Consumer loans carry risks associated with the continued credit-worthiness of the borrowers and the value of the collateral.  Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

•
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

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At March 31, 2011 and December 31, 2010, the historical loss percent was based on losses sustained in each segment of the portfolio over the previous 8 quarters.

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

Index

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date.  The Company considers the allowance for loan losses of $10.3 million adequate to cover loan losses inherent in the loan portfolio at March 31, 2011.  The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
March 31, 2011	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$799	$441	$11,498	$357	$133	$13,228
Charge-offs	(700)	0	(4,051)	(106)	(90)	(4,947)
Recoveries	7	0	135	54	7	203
Provision for loan losses	850	(70)	698	175	147	1,800
Ending balance	$956	$371	$8,280	$480	$197	$10,284
Ending balance individually evaluated for impairment	$61	$0	$235	$0	$0	$296
Ending balance collectively evaluated for impairment	895	371	8,045	480	197	9,988
Ending balance	$956	$371	$8,280	$480	$197	$10,284
Loan Balances:
Ending balance individually evaluated for impairment	$138	$0	$21,308	$0	$0	$21,446
Ending balance collectively evaluated for impairment	35,504	21,118	448,665	21,747	15,833	542,867
Ending balance	$35,642	$21,118	$469,973	$21,747	$15,833	$564,313

December 31, 2010	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$935	$354	$5,552	$672	$351	$7,864
Charge-offs	(556)	(126)	(2,971)	(655)	(180)	(4,488)
Recoveries	192	0	636	155	69	1,052
Provision for loan losses	228	213	8,281	185	(107)	8,800
Ending balance	$799	$441	$11,498	$357	$133	$13,228
Ending balance individually evaluated for impairment	$0	$0	$2,970	$0	$0	$2,970
Ending balance collectively evaluated for impairment	799	441	8,528	357	133	10,258
Ending balance	$799	$441	$11,498	$357	$133	$13,228
Loan Balances:
Ending balance individually evaluated for impairment	$178	$0	$19,925	$0	$0	$20,103
Ending balance collectively evaluated for impairment	35,875	19,206	469,265	24,389	17,781	566,516
Ending balance	$36,053	$19,206	$489,190	$24,389	$17,781	$586,619

CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in the Company’s accounting methodology for the allowance for loan losses during the quarter ended March 31, 2011.

Note 4.  Share-Based Compensation
Share-based compensation arrangements include stock options, restricted stock awards, performance-based awards, stock appreciation rights and employee stock purchase plans.  Accounting standards require all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.

Index

There were no options granted in the first three months of 2011 or in 2010.

On March 9, 2008, the Company’s 1998 Stock Option Plan expired.  Options to purchase 202,170 shares of common stock were outstanding under the Company’s 1998 Stock Option Plan at March 31, 2011.  The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option activity for the three months ended March 31, 2011 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1, 2011	225,127	$19.62
Granted	0	0
Exercised	(16,395)	12.91
Canceled or expired	(6,562)	18.07
Options outstanding, March 31, 2011	202,170	$20.22	4.43	$0
Options exercisable, March 31, 2011	162,686	$20.26	3.92	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.This amount changes based on changes in the market value of the Company’s common stock.  As of March 31, 2011, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company’s common stock.

No in-the-money options were exercised during the three months ended March 31, 2011.  However, three option-holders chose to exercise options where the option price was greater than the current market value.  Proceeds from these exercises were $212 thousand.

As of March 31, 2011, there was $165 thousand of unrecognized compensation cost related to nonvested options.  This cost is expected to be recognized over a weighted-average period of 18 months.

Note 5.  Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan.  The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan.  The components of net periodic pension plan cost are as follows:

Three months ended March 31,	2011	2010

	Pension Benefits
Interest cost	$76,032	$78,431
Expected return on plan assets	(104,964)	(97,295)
Amortization of net loss	42,585	31,702
Net periodic pension plan cost	$13,653	$12,838

At March 31, 2011, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2011.

Index

Note 6.  Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include an average of 214 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first quarter of 2011 because they were antidilutive.

Note 7.  Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Index

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  The amendments also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Note 8.  Fair Value Measurements
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures topic of FASB ASU 2010-06, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value can be a reasonable point within a range that is most representative of fair value under current market conditions.

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

Index

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

SHORT-TERM BORROWINGS
The carrying amounts of federal funds purchased, overnight repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

LONG-TERM BORROWINGS
The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

ACCRUED INTEREST
The carrying amounts of accrued interest approximate fair value.

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2011 and December 31, 2010, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

Index

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

	March 31, 2011		December 31, 2010

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$33,889	$33,889	$28,431	$28,431
Securities available-for-sale	195,509	195,509	206,092	206,092
Securities held-to-maturity	2,452	2,451	1,952	1,957
Restricted securities	4,320	4,320	4,320	4,320
Loans, net of allowances for loan losses	554,029	552,370	573,391	571,906
Bank owned life insurance	18,221	18,221	18,020	18,020
Accrued interest receivable	2,618	2,618	2,652	2,652

Financial liabilities:
Deposits	685,650	684,828	679,214	682,001
Federal funds purchased and other borrowings	714	714	731	731
Overnight repurchase agreements	37,421	37,421	50,757	50,757
Term repurchase agreements	20,700	20,699	38,959	38,955
Federal Home Loan Bank advances	35,000	38,814	35,000	39,260
Accrued interest payable	721	721	824	824

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

Index

The following table presents the balances of certain financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2011 Using
		(in thousands)

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description	Balance
Available-for-sale securities
U.S. Treasury securities	$600	$0	$600	$0
Obligations of U.S. Government agencies	190,269	0	190,269	0
Obligations of state and political subdivisions	2,985	0	2,985	0
Mortgage-backed securities	290	0	290	0
Money market investments	1,365	0	1,365	0
Total available-for-sale securities	$195,509	$0	$195,509	$0

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$600	$0	$600	$0
Obligations of U.S. Government agencies	200,121	0	200,121	0
Obligations of state and political subdivisions	3,172	0	3,172	0
Mortgage-backed securities	382	0	382	0
Money market investments	1,817	0	1,817	0
Total available-for-sale securities	$206,092	$0	$206,092	$0

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

The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

		Carrying Value at March 31, 2011
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$1,954	$0	$978	$976
Foreclosed assets	$11,164	$0	$11,164	$0

		Carrying Value at December 31, 2010
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,787	$523	$6,182	$1,082
Foreclosed assets	$11,448	$0	$11,448	$0

Note 9.  Segment Reporting
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

Index

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the quarters ended March 31, 2011 and 2010 follows:

	Three Months Ended March 31, 2011
	Unconsolidated
	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,354,297	$9,713	$415,558	$(414,653)	$9,364,915
Income from fiduciary activities	0	770,972	0	0	770,972
Other income	1,948,297	101,349	75,000	(90,376)	2,034,270
Total operating income	11,302,594	882,034	490,558	(505,029)	12,170,157

Expenses
Interest expense	1,844,909	0	3,055	(3,325)	1,844,639
Provision for loan losses	1,800,000	0	0	0	1,800,000
Salaries and employee benefits	4,016,154	481,331	132,318	0	4,629,803
Other expenses	3,365,315	226,765	35,562	(90,376)	3,537,266
Total operating expenses	11,026,378	708,096	170,935	(93,701)	11,811,708

Income before taxes	276,216	173,938	319,623	(411,328)	358,449

Income tax expense (benefit)	(20,313)	59,139	(25,070)	0	13,756

Net income	$296,529	$114,799	$344,693	$(411,328)	$344,693

Total assets	$857,716,906	$4,916,680	$81,668,918	$(82,058,285)	$862,244,219

	Three Months Ended March 31, 2010
	Unconsolidated
	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,402,460	$13,108	$(875,669)	$875,588	$10,415,487
Income from fiduciary activities	0	820,885	0	0	820,885
Other income	2,370,784	117,517	78,038	(89,376)	2,476,963
Total operating income	12,773,244	951,510	(797,631)	786,212	13,713,335

Expenses
Interest expense	2,967,062	0	3,055	(6,261)	2,963,856
Provision for loan losses	4,700,000	0	0	0	4,700,000
Salaries and employee benefits	3,894,078	502,448	134,556	0	4,531,082
Other expenses	3,035,572	222,730	34,605	(89,376)	3,203,531
Total operating expenses	14,596,712	725,178	172,216	(95,637)	15,398,469

Income (loss) before taxes	(1,823,468)	226,332	(969,847)	881,849	(1,685,134)

Income tax expense (benefit)	(792,240)	76,953	(24,220)	0	(739,507)

Net income (loss)	$(1,031,228)	$149,379	$(945,627)	$881,849	$(945,627)

Total assets	$947,254,649	$5,058,191	$80,762,362	$(81,211,296)	$951,863,906

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2010 annual report on Form 10-K.  The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Index

The Bank extends a line of credit to the Parent. This line of credit may be used, from time to time and among other purposes, to repurchase the Parent’s publicly traded stock.  As of March 31, 2011, $244 thousand was drawn under the line of credit and $6 thousand remained available.   Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%.  This loan is secured by a held-to-maturity security with a book value of $282 thousand and a market value of $288 thousand at March 31, 2011.  Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers.  These transactions are eliminated to reach consolidated totals.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability, liquidity, the loan portfolio, allowance for loan losses, the security portfolio, interest rate sensitivity, levels of net loan charge-offs, noninterest expense, income taxes, expected impact of efforts to restructure the balance sheet, market risk, growth strategy, investment strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic and business conditions, the quality or composition of the loan or investment portfolios, the size of the provision for loan losses, the adequacy of the allowance for loan losses, the level of nonperforming assets, impaired loans and charge-offs, the local real estate market, results of internal assessments and external bank regulatory examinations, the value of collateral securing loans, the value of and the Company’s ability to sell foreclosed assets, the Company’s ability to enter into an agreement with a general contractor to expand a current branch office on acceptable terms, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, Federal Deposit Insurance Corporation (FDIC) premiums and/or assessments, demand for loan and other products, deposit flows, competition, and accounting principles, policies and guidelines. Monetary and fiscal policies of the U.S. Government could also adversely affect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other policies of the Office of the Comptroller of the Currency (OCC), U.S. Treasury and the Federal Reserve Board.

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

In July 2010, the President signed into law the Dodd-Frank Act, which implements far-reaching changes across the financial regulatory landscape. It is not clear what other impacts the Dodd-Frank Act, regulations promulgated thereunder and other regulatory initiatives of the U.S. Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry. The limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including the Company.

Index

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company’s annual report on Form 10-K for the year ended December 31, 2010, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements.  Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.  In addition, past results of operations are not necessarily indicative of future results.

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

Critical Accounting Policies and Estimates
As of March 31, 2011, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2010 annual report on Form 10-K.  That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments:  the allowance for loan losses.  For a discussion of the Company’s policies for calculating the allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

Earnings Summary
Net income for the first quarter of 2011 was $345 thousand as compared to a net loss of $946 thousand in the first quarter of 2010, an increase of $1.3 million. During the first quarter of 2011, the loan loss provision was $1.8 million, compared to $4.7 million in the first quarter of 2010. Interest and dividend income and interest expense both decreased by $1.1 million during the first quarter of 2011 as compared to the same period of 2010. Expenses for the first quarter of 2011 were negatively impacted by higher losses on write-down/sale of foreclosed assets, which increased $235 thousand compared to the first quarter of 2010. Basic and diluted earnings per share for the first quarter of 2011 were $0.07. Basic and diluted losses per share for the first quarter of 2010 were $0.19.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them.  Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.  The net interest yield is calculated by dividing tax-equivalent net interest income by average earning assets.  Net interest income, on a fully tax equivalent basis, was $7.6 million in the first quarter of 2011, an increase of $41 thousand from the first quarter of 2010. The net interest yield was 3.76% in the first quarter of 2011, 25 basis points higher than the 3.51% net interest yield in the equivalent period in 2010. The higher net interest yield in 2011 was the result of the rate on interest-bearing liabilities decreasing 52 basis points, compared to a 22 basis-point decrease in the yield on earning assets.

Tax-equivalent interest income decreased by $1.1 million, or 10.29%, in the first quarter of 2011 compared to the same period of 2010.  Average earning assets decreased $52.2 million, or 6.09%, compared to the first quarter of 2010.  Interest expense decreased $1.1 million, or 37.75%, and average interest-bearing liabilities decreased by $62.2 million, or 8.62% in the first quarter of 2011 compared to the same period of 2010.  The decrease in interest expense is a result of the decrease in average interest-bearing liabilities and the 52 basis-point decrease in the average rate on interest-bearing liabilities in the first quarter of 2011 compared to the first quarter of 2010.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%.  The FOMC has kept the Federal Funds Target Rate unchanged during 2009, 2010 and the first three months of 2011. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were booked prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities.  Assuming that the FOMC keeps interest rates at current levels, management believes that the average rate on interest-bearing liabilities will continue to decrease more rapidly than the average rate on earning assets, although the gap between the two is expected to narrow.

Index

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields.  Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the three months ended March 31,
	2011			2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(in thousands)

ASSETS
Loans*	$572,714	$8,418	5.88%	$632,585	$9,502	6.01%
Investment securities:
Taxable	205,044	903	1.76%	171,106	804	1.88%
Tax-exempt*	3,350	60	7.16%	7,902	142	7.19%
Total investment securities	208,394	963	1.85%	179,008	946	2.11%
Federal funds sold	17,677	8	0.18%	38,750	20	0.21%
Other investments	5,747	12	0.84%	6,366	11	0.69%
Total earning assets	804,532	$9,401	4.67%	856,709	$10,479	4.89%
Allowance for loan losses	(11,883)			(8,083)
Other nonearning assets	84,217			77,467
Total assets	$876,866			$926,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$12,215	$2	0.07%	$10,611	$2	0.08%
Money market deposit accounts	168,857	92	0.22%	150,439	81	0.22%
Savings accounts	46,535	11	0.09%	43,302	12	0.11%
Time deposits, $100,000 or more	134,581	534	1.59%	198,820	711	1.43%
Other time deposits	184,377	732	1.59%	147,555	1,150	3.12%
Total time and savings deposits	546,565	1,371	1.00%	550,727	1,956	1.42%
Federal funds purchased, repurchase agreements and other borrowings	77,915	53	0.27%	105,990	178	0.67%
Federal Home Loan Bank advances	35,000	421	4.81%	65,000	830	5.11%
Total interest-bearing liabilities	659,480	1,845	1.12%	721,717	2,964	1.64%
Demand deposits	134,857			119,263
Other liabilities	1,622			2,721
Stockholders' equity	80,907			82,392
Total liabilities and stockholders' equity	$876,866			$926,093
Net interest income/yield		$7,556	3.76%		$7,515	3.51%

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

The provision for loan losses was $1.8 million in the first quarter of 2011, as compared to $4.7 million in the first quarter of 2010. Management concluded that the lower provision was appropriate based on its analysis of the adequacy of the allowance of loan losses.  $2.9 million of the net loans charged off in the first quarter of 2011 was related to one loan that had been previously provided for in the 2010 provision for loan losses.

Net loans charged off were $4.7 million for the first quarter of 2011 as compared to $1.4 million for the first quarter of 2010. On an annualized basis, net loan charge-offs were 3.36% of total loans for the first three months of 2011 compared with 0.90% for the same period in 2010. While net loans charged offs remain high and reflect ongoing difficulties in the commercial and consumer real estate sectors, management does not anticipate the significantly elevated level of charge-offs that occurred in the first quarter to continue during the remaining quarters of 2011.  However, management believes that net loans charged off will remain relatively high until the economic recovery becomes more pronounced.

Index

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans, and foreclosed assets. Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties.  As of March 31, 2011, the Company had one restructured loan; this restructured loan is performing in accordance with the loan’s new terms. It is generally the Company’s policy that restructured loans that have continued to be in compliance with modified terms for six months and yield a market rate at the time of restructuring not be reported as restructured loans in years subsequent to the year in which the loan was first restructured.  Foreclosed assets consist of real estate from foreclosures on loan collateral. The majority of the loans 90 days past due but still accruing interest are classified as substandard. As noted below, substandard loans are a component of the allowance for loan losses.  When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. If the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time.

The following table presents information on nonperforming assets:

NONPERFORMING ASSETS
	March 31,	December 31,	Increase
	2011	2010	(Decrease)
	(unaudited)
	(in thousands)
Nonaccrual loans
Commercial	$138	$178	$(40)
Real estate-construction	0	37	(37)
Real estate-mortgage (1)	21,904	20,550	1,354
Consumer loans	16	116	(100)
Total nonaccrual loans	$22,058	$20,881	$1,177
Loans past due 90 days or more and accruing interest
Real estate-construction	$0	$16	$(16)
Real estate-mortgage (1)	117	33	84
Consumer loans	9	23	(14)
Other	3	1	2
Total loans past due 90 days or more and accruing interest	$129	$73	$56
Restructured loans (in compliance with modified terms)
Real estate-mortgage (1)	$259	$1,639	$(1,380)
Total restructured loans (in compliance with modified terms)	$259	$1,639	$(1,380)
Foreclosed assets
Real estate-construction	$4,092	$4,074	$18
Real estate-mortgage (1)	7,072	7,374	(302)
Total foreclosed assets	$11,164	$11,448	$(284)
Total nonperforming assets	$33,610	$34,041	$(431)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

Index

The nonaccrual loan balance as of March 31, 2011 increased by $1.2 million as compared to the nonaccrual loan balance on December 31, 2010.  This increase was due to $6.7 million of loans moved to nonaccrual status during the first quarter, offset by a $5.5 million reduction in nonaccrual loans.  The $6.7 million in loans moved to nonaccrual were reviewed for impairment and all but $11 thousand of this total was determined not to be impaired. Therefore, no additional provision for loan losses was deemed necessary.  The $5.5 million decrease was divided as follows:
•	$2.9 million: charge-off that had been provided for in 2010 on the impaired portion of a nonaccrual loan; the non-charged-off balance remained in nonaccrual
•	$361 thousand: loan restructured during the first quarter; $102 thousand of that loan was charged off, with the remaining balance placed in restructured loans
•	$741 thousand: converted to foreclosed or repossessed assets
•	$793 thousand: moved from nonaccrual to performing status
•	$731 thousand: removed from nonaccrual due to payoffs or paydowns

The majority of the balance of nonaccrual loans is related to a few large credit relationships.  Of the $22.1 million of nonaccrual loans at March 31, 2011, $18.6 million or 84.16% was comprised of six credit relationships: $6.5 million, $3.6 million, $3.0 million, $2.9 million, $1.5 million and $1.1 million.   The loans that make up the nonaccrual balance have been written down to their net realizable value.  As shown in the table above, the majority of the nonaccrual loans are collateralized by real estate.

If current economic conditions, which have been showing some signs of improvement, do not in fact improve, management believes nonperforming assets could remain elevated compared to historic levels, which would have a negative effect on the Company’s financial position.  As was seen in the recent financial periods including the three months ended March 31, 2011, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs. Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly.  Therefore, management believes that the current level of asset quality will improve, although the improvement may take some time. Management will work with customers that are having difficulties meeting their loan payments, with foreclosure considered a last resort.

As reflected in the $431 thousand decrease in nonperforming assets during the first three months of 2011, the quality of the Company’s loan portfolio is remaining fairly constant.  Management believes that the elevated levels of nonperforming assets was primarily due to the current economic conditions, depressed commercial and residential real estate markets and the effects of unemployment on borrowers.  Due to charge-offs in the quarter ended March 31, 2011 and what management believes to be a stabilization in nonperforming assets, management decreased the allowance for loan losses to $10.3 million as of March 31, 2011 as compared to a balance of $13.2 million as of December 31, 2010.  As mentioned previously, $2.9 million of the net loan charge-offs for the first quarter of 2011 was related to one loan and had been provided for in 2010.

As of March 31, 2011, the allowance for loan losses was 30.60% of nonperforming assets and 45.82% of nonperforming loans. The definition of nonperforming loans is nonperforming assets less foreclosed assets. The allowance for loan losses was 1.82% of total loans on March 31, 2011 and 2.25% of total loans on December 31, 2010.

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

Historical loss rates, adjusted for the current economic environment, are applied to the above five pools of loans for each segment of the loan portfolio, except for doubtful and certain substandard loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. Historical loss is based on the Company’s loss experience during the past eight quarters, which management believes better reflects the risk related to each segment of loans in the current economic environment. Prior to 2010, the historical loss calculation was based on the previous four years. The historical loss component of the allowance amounted to $6.4 million and $5.1 million as of March 31, 2011 and December 31, 2010, respectively.  The increase in the historical loss component in the first quarter of 2011 is due to the previously discussed $2.9 million charge-off.

Index

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

The majority of the Company’s nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable.  Any loan balance that is in excess of the appraised value is allocated in the allowance. In the current real estate market, appraisers may have difficulty finding comparable sales, which is causing some appraisals to be very low. As a result, the Company is being conservative in its valuation of collateral which results in higher than normal charged off loans and higher than normal increases to the Company’s allowance for loan losses.  As of March 31, 2011 and December 31, 2010, the impaired loan component of the allowance amounted to $296 thousand and $3.0 million, respectively, and for each quarter is reflected as a valuation allowance related to impaired loans in Note 3 of the Notes to the Consolidated Financial Statements included in this Form 10-Q. The large reduction in the impaired loan component during the first quarter of 2011 was due to the $2.9 million charge-off discussed previously, which was included in impaired loans prior to charge-off.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, loan concentrations, and legal and regulatory changes. The qualitative component of the allowance amounted to $3.6 million and $5.1 million as of March 31, 2011 and December 31, 2010, respectively.

As a result of these changes and the stabilization of nonperforming assets, the Company added, through the provision, $1.8 million to the allowance for loan losses in the first three months of 2011. Management is concerned about elevated levels of nonperforming assets, but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when management concludes such changes are necessary.

Noninterest Income
For the first quarter of 2011, noninterest income decreased $493 thousand, or 14.94%, as compared to the same period in 2010. This majority of this decrease is located in the service charges on deposit accounts category and the income from bank owned life insurance category.

In the service charges on deposit accounts category, there was a decrease in overdraft fees of $328 thousand between the first quarter of 2010 and the first quarter of 2011. The majority of this decrease in overdraft fees is attributed to the changes in Regulation E requiring a customer to authorize in advance overdrafts caused by debit card and ATM transactions.  The Company expects overdraft fees to continue to decrease and is compensating for the projected decrease in overdraft income by pursuing new product offerings, such as remote deposit capture and lockbox services, to help drive future noninterest income.

The income from bank owned life insurance noninterest income category decreased $187 thousand, or 48.12% during the first quarter of 2011 as compared to the same quarter in 2010. This decline is principally due to life insurance proceeds received by the Company during 2010 in the amount of $184 thousand.

Noninterest Expense
For the first quarter of 2011, noninterest expense increased $432 thousand, or 5.59%, over the first quarter of 2010.  Increases occurred in the following categories; salaries and employee benefits, FDIC insurance, data processing, loan expenses, outside service fees, legal and audit expenses and loss (gain) on write-down/sale of foreclosed assets.

Index

The largest increase between the first quarters of 2011 and 2010 was in losses on write-down/sale of foreclosed assets, which increased $235 thousand. The increase in this foreclosed asset expense account was mainly due to the sale of six properties during the quarter, which includes expenses incurred during the sales of foreclosed assets and sales prices that were below the assets’ carrying values. FDIC insurance increased $76 thousand during the first quarter of 2011 as compared to the first quarter of 2010, caused by higher assessments.  Loan expenses were $65 thousand higher and legal and audit expenses were $38 thousand higher in the first quarter of 2011 as compared to the first quarter of 2010.  Both these categories increased as economic conditions and real estate markets increased the Company’s need for new appraisals, forced placed insurance, restructured or revised loan documents and the need for additional legal advice on troubled loans.  Other outside service fees increased $52 thousand during the first quarter of 2011 as compared to the same quarter in 2010.  The majority of the increase in other outside service fees was related to the use of an independent contractor to provide coverage for two information technology positions. Management expects noninterest expenses to remain elevated until the economy is well into recovery.

On the positive side, reductions were seen in the following noninterest expense categories: occupancy and equipment, customer development, advertising, employee professional development and postage and courier expense.  These reductions are the result of the Company’s focus on improving operating efficiency and monitoring noninterest expenses items.

Balance Sheet Review
At March 31, 2011, the Company had total assets of $862.2 million, a decrease of 2.77% from $886.8 million at December 31, 2010. Net loans as of March 31, 2011 were $554.0 million, a decrease of 3.38% from $573.4 million at December 31, 2010. Loan balances have declined for several reasons, including: higher than normal amortization of residential loans due to an attractive refinance market; closer management of revolving credits; purposeful exiting of troubled credits; partial charge-offs of some larger troubled loans to properly account for reasonable collateral value; regularly scheduled payoffs exceeding loan demand from qualified borrowers and reduced quality loan demand in the Company’s market.  Management believes the Company has sufficient liquidity to fund new loans.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of March 31, 2011.

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

The following table details, as of March 31, 2011, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
(in thousands)

	Amount	Percent
Subprime	$23,624	20.6%
Non-subprime	91,059	79.4%
	$114,683	100.0%

Total loans	$564,313

Percentage of Real Estate-Secured Subprime Loans to Total Loans	4.19%

Index

In addition to the subprime loans secured by real estate discussed above, as of March 31, 2011, the Company had an additional $3.5 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate.  Together with the subprime loans secured by real estate, the Company’s total subprime loans as of March 31, 2011 were $27.1 million, amounting to 4.80% of the Company’s total loans at March 31, 2011.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first three months of 2011 were $876.9 million compared to $926.1 million for the first three months of 2010.  The reduction in average assets as of March 31, 2011 as compared to average assets as of March 31, 2010 was due mainly to the decline in average loans of $59.9 million, due to the factors impacting the loan portfolio identified above.

Total available-for-sale and held-to-maturity securities at March 31, 2011 was $198.0 million, a decrease of 4.85% from $208.0 million at December 31, 2010.  Since loan demand continues to be slow and yields on investment securities are low, the Company has allowed higher cost time deposits and term repurchase agreements to mature without renewal.  Through these balance sheet decisions on how to allocate excess liquidity, management has improved the Company’s net interest margin by reducing higher-cost funding. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At March 31, 2011, noninterest-bearing and savings deposits were $13.7 million higher than comparable deposits at December 31, 2010. This strong increase in lower cost deposits is a direct result of sales efforts within the Company’s retail, commercial and corporate banking areas.

In addition, the Company reduced its higher cost time deposits and repurchase agreement balances by $38.8 million since December 31, 2010. The Bank’s repurchase agreements are fully collateralized by government agencies, providing customers with protection for funds that might otherwise exceed the limit for FDIC insurance coverage.  The decrease in the level of these higher cost liabilities was primarily due to successful sales efforts aimed at increasing low-cost deposits, allowing the Bank to focus on customer relationships and not higher-cost funding sources to meet liquidity needs.  This focus on obtaining lower cost funds has enabled to Company to improve its net interest margin.

Capital Resources
Total stockholders’ equity as of March 31, 2011 was $81.4 million, up 0.58% from $81.0 million at December 31, 2010. Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill.  Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.  The following is a summary of the Company’s capital ratios at March 31, 2011.  As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company’s capital position remains strong.

	2011
	Regulatory	March 31, 2011
	Minimums
Tier 1	4.00%	13.18%
Total Capital	8.00%	14.44%
Tier 1 Leverage	4.00%	9.56%

Book value per share was $16.44 at March 31, 2011 up from $16.35 at March 31, 2010.  Cash dividends were $247 thousand or $0.05 per share in the first quarter of 2011 and $492 thousand or $0.10 per share in the first quarter of 2010. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

Index

A major source of the Company’s liquidity is its large stable deposit base.  In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB.  As of the end of the first quarter of 2011, the Company had $222.3 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds lines with correspondent banks.  As of the end of the first quarter of 2011, the Company had $25.0 million available in federal funds lines to handle any short-term borrowing needs.

In the current economic climate, the Company’s availability sources of additional liquidity have tightened.  Although the Company remains very liquid, two secondary sources of liquidity have become more limited.  Available federal funds lines of credit decreased during 2010 as a result of more stringent requirements from correspondent banks.  The Company could have maintained these lines if it was willing to pledge collateral, such as investment securities.  Since the Company rarely utilizes these lines, management chose to keep a reserve of unpledged securities and allow the lines to be reduced.  In the first quarter of 2011, a federal funds line was reinstated which increased the Company’s total federal funds line of credit to $25 million from $15 million as of December 31, 2010. Management anticipates that as the economy improves, the requirements will continue to be relaxed and the remaining federal funds lines that were reduced will be readily available once again.

Similarly, the FHLB instituted more stringent requirements for securing advances.  The FHLB is applying a discount rate to loans used as collateral to simulate the falling value of the properties securing those loans.  Even with these additional collateral requirements, the Company still has more than sufficient collateral to pledge against outstanding FHLB advances.

Other than the decrease in federal funds lines of credit and the more stringent requirements for the FHLB advances, management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale.  The Company’s primary external source of liquidity is advances from the FHLB.

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

The Company has plans to expand the building of a current branch office.  On January 25, 2011 the Company signed a contract with a general contractor for construction of the building.  The contract entitles the contractor to the cost of construction plus a fee of 2.50%. The Company anticipates that the project will likely cost between $8.0 million and $10.0 million over the next two to three years.  $64 thousand has been disbursed as of March 31, 2011.

As of March 31, 2011, other than those disclosed above, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2010 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2011, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2010 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2011.  It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At March 31, 2011, non-maturing deposit liabilities totaled $368.1 million or 53.69% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to assess the impact on the Company’s earnings at March 31, 2011.  The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.72% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 0.84% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 2.55% increase in net interest income.

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

Index

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2010 annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own.  Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options.  During the three months ended March 31, 2011, the Company did not repurchase any shares related to the exercise of stock options.

During the three months ended March 31, 2011, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved].

Item 5.  Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Index

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated March 8, 2011 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 10, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 13, 2011	/s/Robert F. Shuford, Sr
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 13, 2011	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)