Form 10-Q
period 2011-06-30
OLD POINT FINANCIAL CORP
filed 2011-08-15
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,955,259 shares of common stock ($5.00 par value) outstanding as of July 29, 2011

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and due from banks	$14,057,558	$15,603,331
Federal funds sold	17,899,977	12,827,818
Cash and cash equivalents	31,957,535	28,431,149
Securities available-for-sale, at fair value	194,183,314	206,091,712
Securities held-to-maturity
(fair value approximates $2,270,068 and $1,956,720)	2,252,000	1,952,000
Restricted securities	3,890,300	4,319,600
Loans, net of allowance for loan losses of $9,973,887 and $13,227,791	529,156,513	573,390,522
Premises and equipment, net	29,972,528	29,615,688
Bank owned life insurance	18,425,251	18,019,727
Foreclosed assets, net of valuation allowance of $1,978,500 and $2,123,930	10,796,790	11,447,794
Other assets	11,792,029	13,573,303
	$832,426,260	$886,841,495

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$152,630,762	$129,207,887
Savings deposits	224,357,708	225,209,590
Time deposits	303,454,343	324,796,068
Total deposits	680,442,813	679,213,545
Federal funds purchased and other borrowings	839,348	731,332
Overnight repurchase agreements	27,798,975	50,757,247
Term repurchase agreements	2,787,837	38,959,359
Federal Home Loan Bank advances	35,000,000	35,000,000
Accrued expenses and other liabilities	1,472,292	1,228,363
Total liabilities	748,341,265	805,889,846

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,955,259 and 4,936,989 shares issued and outstanding	24,776,295	24,684,945
Additional paid-in capital	16,225,604	16,026,062
Retained earnings	43,695,110	42,809,769
Accumulated other comprehensive loss, net	(612,014)	(2,569,127)
Total stockholders' equity	84,084,995	80,951,649
Total liabilities and stockholders' equity	$832,426,260	$886,841,495

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$8,190,911	$9,258,835	$16,593,318	$18,745,051
Interest on federal funds sold	5,911	28,137	14,156	48,483
Interest on securities:
Taxable	896,051	849,035	1,798,769	1,653,291
Tax-exempt	38,073	73,643	77,407	167,526
Dividends and interest on all other securities	21,183	11,581	33,394	22,367
Total interest and dividend income	9,152,129	10,221,231	18,517,044	20,636,718

Interest Expense:
Interest on savings deposits	103,162	98,479	208,349	193,458
Interest on time deposits	1,143,845	1,703,128	2,409,810	3,564,055
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	17,577	182,823	70,689	361,148
Interest on Federal Home Loan Bank advances	425,046	710,632	845,421	1,540,257
Total interest expense	1,689,630	2,695,062	3,534,269	5,658,918
Net interest income	7,462,499	7,526,169	14,982,775	14,977,800
Provision for loan losses	500,000	1,300,000	2,300,000	6,000,000
Net interest income, after provision for loan losses	6,962,499	6,226,169	12,682,775	8,977,800

Noninterest Income:
Income from fiduciary activities	759,924	780,963	1,530,896	1,601,848
Service charges on deposit accounts	1,055,175	1,280,064	2,066,753	2,594,741
Other service charges, commissions and fees	820,528	753,989	1,558,372	1,444,806
Income from bank owned life insurance	203,196	210,478	404,916	599,323
Gain on sale of available-for-sale securities, net	50,955	0	50,955	76
Other operating income	61,694	102,272	144,822	184,820
Total noninterest income	2,951,472	3,127,766	5,756,714	6,425,614

Noninterest Expense:
Salaries and employee benefits	4,895,566	4,621,668	9,525,369	9,152,750
Occupancy and equipment	1,050,379	1,050,934	2,135,885	2,150,317
FDIC insurance	266,297	316,905	671,479	646,181
Data processing	338,796	305,153	666,399	601,808
Customer development	217,834	217,931	439,470	440,230
Advertising	142,375	174,296	286,534	350,281
Loan expenses	229,897	241,583	417,544	363,873
Other outside service fees	157,122	107,739	300,838	199,586
Employee professional development	178,896	117,139	312,207	260,039
Postage and courier expense	119,979	134,781	243,284	270,402
Legal and audit expenses	219,628	214,607	363,027	319,738
Loss (gain) on write-down/sale of foreclosed assets	268,595	(4,787)	457,550	(51,047)
Other operating expenses	415,108	477,516	847,955	1,005,920
Total noninterest expense	8,500,472	7,975,465	16,667,541	15,710,078
Income (loss) before income taxes	1,413,499	1,378,470	1,771,948	(306,664)
Income tax expense (benefit)	378,238	370,374	391,994	(369,133)
Net income	$1,035,261	$1,008,096	$1,379,954	$62,469

Basic Earnings per Share:
Average shares outstanding	4,954,970	4,925,910	4,946,210	4,923,025
Net income per share of common stock	$0.21	$0.21	$0.28	$0.01

Diluted Earnings per Share:
Average shares outstanding	4,954,970	4,932,233	4,946,210	4,933,023
Net income per share of common stock	$0.21	$0.20	$0.28	$0.01

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited)	Stock	Stock	Capital	Earnings	Loss	Total

FOR THE SIX MONTHS ENDED JUNE 30, 2011

Balance at beginning of period	4,936,989	$24,684,945	$16,026,062	$42,809,769	$(2,569,127)	$80,951,649
Comprehensive income:
Net income	0	0	0	1,379,954	0	1,379,954
Unrealized holding gains arising during the period
(net of tax, $1,008,210, and reclassification adjustment)	0	0	0	0	1,957,113	1,957,113
Total comprehensive income	0	0	0	1,379,954	1,957,113	3,337,067
Exercise of stock options	18,270	91,350	144,455	0	0	235,805
Stock compensation expense	0	0	55,087	0	0	55,087
Cash dividends ($0.10 per share)	0	0	0	(494,613)	0	(494,613)

Balance at end of period	4,955,259	$24,776,295	$16,225,604	$43,695,110	$(612,014)	$84,084,995

FOR THE SIX MONTHS ENDED JUNE 30, 2010

Balance at beginning of period	4,916,535	$24,582,675	$15,768,840	$42,518,889	$(1,261,951)	$81,608,453
Comprehensive income:
Net income	0	0	0	62,469	0	62,469
Unrealized holding gains arising during the period
(net of tax, $459,084, and reclassification adjustment)	0	0	0	0	891,164	891,164
Total comprehensive income	0	0	0	62,469	891,164	953,633
Exercise of stock options	9,375	46,875	56,726	0	0	103,601
Tax benefit from disqualification of stock options	0	0	10,503	0	0	10,503
Stock compensation expense	0	0	56,908	0	0	56,908
Cash dividends ($0.15 per share)	0	0	0	(738,512)	0	(738,512)

Balance at end of period	4,925,910	$24,629,550	$15,892,977	$41,842,846	$(370,787)	$81,994,586

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,379,954	$62,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	918,871	992,608
Provision for loan losses	2,300,000	6,000,000
Net gain on sale of available-for-sale securities	(50,955)	(76)
Net amortization of securities	116,601	7,208
Net gain on disposal of premises and equipment	(1,750)	(3,773)
Net (gain) loss on write-down/sale of foreclosed assets	457,550	(51,047)
Income from bank owned life insurance	(404,916)	(599,323)
Stock compensation expense	55,087	56,908
Deferred tax (benefit) expense	175,725	(1,368,017)
(Increase) decrease in other assets	65,965	(2,380,833)
Increase (decrease) in other liabilities	243,929	(157,150)
Net cash provided by operating activities	5,256,061	2,558,974

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(44,356,861)	(94,172,153)
Purchases of held-to-maturity securities	(1,700,000)	(1,200,000)
Proceeds from maturities and calls of securities	36,906,936	76,290,349
Proceeds from sales of available-for-sale securities	23,658,000	7,584,000
Proceeds from sales of restricted securities	429,300	0
Decrease in loans made to customers	41,934,009	8,689,118
Proceeds from sales of foreclosed assets	724,220	1,001,547
Purchases of bank owned life insurance	0	(940,000)
Purchases of premises and equipment	(1,273,961)	(472,159)
Net cash provided by (used in) investing activities	56,321,643	(3,219,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	23,422,875	9,959,624
Increase (decrease) in savings deposits	(851,882)	9,209,791
Increase (decrease) in time deposits	(21,341,725)	5,016,388
Decrease in federal funds purchased, repurchase agreements and other borrowings	(59,021,778)	(3,467,777)
Decrease in Federal Home Loan Bank advances	0	(30,000,000)
Proceeds from exercise of stock options	235,805	103,601
Tax benefit from disqualification of stock options	0	10,503
Cash dividends paid on common stock	(494,613)	(738,512)
Net cash used in financing activities	(58,051,318)	(9,906,382)

Net increase (decrease) in cash and cash equivalents	3,526,386	(10,566,706)
Cash and cash equivalents at beginning of period	28,431,149	47,635,998
Cash and cash equivalents at end of period	$31,957,535	$37,069,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,706,361	$5,893,247
Income tax	$0	$950,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on investment securities	$2,965,323	$1,350,249
Loans transferred to foreclosed assets	$1,540,310	$3,210,600

See Notes to Consolidated Financial Statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010 and statement of cash flows and changes in stockholders’ equity for the six months ended June 30, 2011 and 2010. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2.  Securities
Amortized costs and fair values of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2011
Obligations of U.S. Government agencies	$1,970	$11	$0	$1,981
Obligations of state and political subdivisions	282	7	0	289
Total	$2,252	$18	$0	$2,270

December 31, 2010
Obligations of U.S. Government agencies	$1,670	$4	$(7)	$1,667
Obligations of state and political subdivisions	282	8	0	290
Total	$1,952	$12	$(7)	$1,957

Index

Amortized costs and fair values of securities available-for-sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2011
U.S. Treasury securities	$600	$0	$0	$600
Obligations of U.S. Government agencies	188,007	1,487	(1)	189,493
Obligations of state and political subdivisions	2,429	73	0	2,502
Mortgage-backed securities	168	2	0	170
Money market investments	1,418	0	0	1,418
Total	$192,622	$1,562	$(1)	$194,183

December 31, 2010
U.S. Treasury securities	$600	$0	$0	$600
Obligations of U.S. Government agencies	201,601	513	(1,993)	200,121
Obligations of state and political subdivisions	3,103	69	0	3,172
Mortgage-backed securities	374	8	0	382
Money market investments	1,817	0	0	1,817
Total	$207,495	$590	$(1,993)	$206,092

TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  The Company had no held-to-maturity securities with unrealized losses at June 30, 2011.

June 30, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$1	$9,999	$0	$0	$1	$9,999

Index

	December 31, 2010
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U. S. Government agencies	$1,993	$128,362	$0	$0	$1,993	$128,362

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$7	$762	$0	$0	$7	$762

Total	$2,000	$129,124	$0	$0	$2,000	$129,124

Obligations of U.S. Government agencies
The U.S. Government agencies portfolio had one investment and fifteen investments with unrealized losses at June 30, 2011 and December 31, 2010, respectively. These unrealized losses were caused by increases in market interest rates. The contractual terms of those investments do not permit the issuer to sell the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments, and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011 or December 31, 2010.

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

Index

The Company has not recorded impairment charges on securities for the quarter ended June 30, 2011 or the year ended December 31, 2010.

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

The Company evaluated the positive and negative factors of FHLB stock for impairment and determined the stock not to be impaired at June 30, 2011 or December 31, 2010.  This analysis is based on the following information. The FHLB reported net income of approximately $278 million for 2010, and paid a quarterly dividend for all four quarters of 2010. In 2011, the FHLB reported net income of approximately $51 million for the first quarter and $38 million for the second quarter, and declared a first-quarter dividend in May 2011.

Note 3.  Loans and the Allowance for Loan Losses
The following is a summary of the balances in each segment of the Company’s loan portfolio:

	June 30,	December 31,
	2011	2010
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$82,387	$89,690
Commercial	313,671	344,347
Construction	21,299	19,206
Second mortgages	15,192	16,105
Equity lines of credit	36,650	39,048
Total mortgage loans on real estate	469,199	508,396
Commercial loans	34,931	36,053
Consumer loans	19,958	24,389
Other	15,043	17,781
Total loans	539,131	586,619
Less: Allowance for loan losses	(9,974)	(13,228)
Loans, net of allowance and deferred fees	$529,157	$573,391

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts totaled $609 thousand and $607 thousand at June 30, 2011 and December 31, 2010, respectively.

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

The Company’s internally assigned risk grades are as follows:
•	Pass: Loans are of acceptable risk.
•	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management’s close attention.
•	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.
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

The following table presents credit quality exposures by internally assigned risk ratings:

Credit Quality Information
As of June 30, 2011
(in thousands)

	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$71,108	$4,796	$6,483	$0	$82,387
Commercial	284,180	8,738	20,753	0	313,671
Construction	19,519	1,418	362	0	21,299
Second mortgages	14,261	0	931	0	15,192
Equity lines of credit	35,591	143	916	0	36,650
Total mortgage loans on real estate	424,659	15,095	29,445	0	469,199
Commercial loans	32,943	1,372	616	0	34,931
Consumer loans	19,798	0	160	0	19,958
Other	15,043	0	0	0	15,043
Total	$492,443	$16,467	$30,221	$0	$539,131

Credit Quality Information
As of December 31, 2010
(in thousands)

	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$75,803	$2,383	$11,504	$0	$89,690
Commercial	287,551	23,969	30,000	2,827	344,347
Construction	18,052	0	1,154	0	19,206
Second mortgages	15,010	0	1,095	0	16,105
Equity lines of credit	37,206	1,109	733	0	39,048
Total mortgage loans on real estate	433,622	27,461	44,486	2,827	508,396
Commercial loans	33,275	2,179	599	0	36,053
Consumer loans	23,981	1	407	0	24,389
Other	17,693	87	1	0	17,781
Total	$508,571	$29,728	$45,493	$2,827	$586,619

As of June 30, 2011 and December 31, 2010 the Company did not have any loans internally classified as Loss.

Index

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

Age Analysis of Past Due Loans at June 30, 2011

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$562	$0	$764	$1,326	$81,061	$82,387	$252
Commercial	1,847	0	1,131	2,978	310,693	313,671	0
Construction	0	0	0	0	21,299	21,299	0
Second mortgages	365	0	124	489	14,703	15,192	0
Equity lines of credit	460	38	0	498	36,152	36,650	0
Total mortgage loans on real estate	3,234	38	2,019	5,291	463,908	469,199	252
Commercial loans	215	30	13	258	34,673	34,931	13
Consumer loans	361	113	1	475	19,483	19,958	1
Other	66	0	0	66	14,977	15,043	0
Total	$3,876	$181	$2,033	$6,090	$533,041	$539,131	$266

Age Analysis of Past Due Loans at December 31, 2010

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,550	$85	$1,641	$3,276	$86,414	$89,690	$0
Commercial	240	617	10,555	11,412	332,935	344,347	0
Construction	0	0	16	16	19,190	19,206	16
Second mortgages	475	0	187	662	15,443	16,105	33
Equity lines of credit	597	0	22	619	38,429	39,048	0
Total mortgage loans on real estate	2,862	702	12,421	15,985	492,411	508,396	49
Commercial loans	78	11	0	89	35,964	36,053	0
Consumer loans	297	49	69	415	23,974	24,389	23
Other	79	0	1	80	17,701	17,781	1
Total	$3,316	$762	$12,491	$16,569	$570,050	$586,619	$73

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

NONACCRUAL LOANS
The Company generally places non-consumer loans in nonaccrual status when the full and timely collection of interest or principal becomes uncertain, part of the principal balance has been charged off and no restructuring has occurred or the loan reaches 90 days past due. Under regulatory rules, consumer loans, which are loans to individuals for household, family and other personal expenditures, and loans secured by 1-4 family residential properties are not required to be placed in nonaccrual status. Although consumer loans and loans secured by 1-4 family residential property are not required to be placed in nonaccrual status, the Company may place a consumer loan or loan secured by 1-4 family residential property in nonaccrual status, if necessary to avoid a material overstatement of interest income.

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

The following table presents loans in nonaccrual status by class of loan:

Nonaccrual Loans by Class
(in thousands)

	June 30, 2011	December 31, 2010

Mortgage loans on real estate:
Residential 1-4 family	$4,249	$6,302
Commercial	3,685	13,281
Construction	0	37
Second mortgages	489	540
Equity lines of credit	401	427
Total mortgage loans on real estate	8,824	20,587
Commercial loans	120	178
Consumer loans	15	116
Other	0	0
Total	$8,959	$20,881

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

June 30, 2011
(in thousands)
Interest income that would have been recorded under original loan terms	$723
Actual interest income recorded for the period	194
Reduction in interest income on nonaccrual loans	$529

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

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during 2010 and the first six months of 2011.  The average balances are calculated based on the month-end balance of the loans for the year ended December 31, 2010 and on the daily average balance for the six months ended June 30, 2011.

Impaired Loans by Class
(in thousands)

	As of June 30, 2011				Six Months Ended June 30, 2011
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,233	$4,065	$160	$76	$5,024	$113
Commercial	3,811	653	3,032	782	9,174	4
Construction	0	0	0	0	0	0
Second mortgages	495	97	392	49	500	11
Equity lines of credit	402	260	141	10	403	12
Total mortgage loans on real estate	$8,941	$5,075	$3,725	$917	$15,101	$140
Commercial loans	128	0	120	93	133	0
Total	$9,069	$5,075	$3,845	$1,010	$15,234	$140

Impaired Loans by Class
(in thousands)

	As of December 31, 2010				Year Ended December 31, 2010
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,850	$5,008	$810	$70	$4,298	$320
Commercial	13,319	3,798	9,400	2,827	14,320	593
Construction	0	0	0	0	194	5
Second mortgages	508	100	404	62	377	33
Equity lines of credit	405	262	143	11	300	24
Total mortgage loans on real estate	$20,082	$9,168	$10,757	$2,970	$19,489	$975
Commercial loans	184	178	0	0	73	13
Total	$20,266	$9,346	$10,757	$2,970	$19,562	$988

MONITORING OF LOANS AND EFFECT OF MONITORING FOR THE ALLOWANCE FOR LOAN LOSSES
Loan officers are responsible for continual portfolio analysis and prompt identification and reporting of problem loans, which includes assigning a risk grade to each applicable loan at its origination and revising such grade as the situation dictates. Loan officers maintain frequent contact with borrowers, which should enable the loan officer to identify potential problems before other personnel. In addition, meetings with loan officers and upper management are held to discuss problem loans and review risk grades. Nonetheless, in order to avoid over-reliance upon loan officers for problem loan identification, the Bank’s loan review system provides for review of loans and risk grades by individuals who are independent of the loan approval process.  Risk grades and historic loss rates by risk grades are used as a component of the calculation of the allowance for loan losses.

Index

ALLOWANCE FOR LOAN LOSSES
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio.  For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type.  Loans are segmented into the following pools:  commercial, real estate-construction, real estate-mortgage, consumer and other loans.  The Company also sub-segments the real estate-mortgage segment into four classes: residential 1-4 family, commercial real estate, second mortgages and equity lines of credit. The Company uses an internally developed risk evaluation model in the estimation of the credit risk process.  The model and assumptions used to determine the allowance are independently validated and reviewed to ensure that the theoretical foundation, assumptions, data integrity, computational processes and reporting practices are appropriate and properly documented.

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

•
Other loans: Other loans are loans to mortgage companies, loans for purchasing or carrying securities, and loans to insurance, investment and finance companies.  These loans carry risks associated with the successful operation of a business.  In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time, may depend on interest rates or may fluctuate in active trading markets.

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At June 30, 2011 and December 31, 2010, the historical loss percent was based on losses sustained in each segment of the portfolio over the previous eight quarters.

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

Index

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date.  The Company considers the allowance for loan losses of $10.0 million adequate to cover loan losses inherent in the loan portfolio at June 30, 2011.  The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

	(in thousands)
June 30, 2011	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$799	$441	$11,498	$357	$133	$13,228
Charge-offs	(755)	0	(5,094)	(180)	(109)	(6,138)
Recoveries	19	0	476	65	24	584
Provision for loan losses	981	(63)	1,152	109	121	2,300
Ending balance	$1,044	$378	$8,032	$351	$169	$9,974
Ending balance individually evaluated for impairment	$93	$0	$917	$0	$0	$1,010
Ending balance collectively evaluated for impairment	951	378	7,115	351	169	8,964
Ending balance	$1,044	$378	$8,032	$351	$169	$9,974
Loan Balances:
Ending balance individually evaluated for impairment	$120	$0	$8,800	$0	$0	$8,920
Ending balance collectively evaluated for impairment	34,811	21,299	439,100	19,958	15,043	530,211
Ending balance	$34,931	$21,299	$447,900	$19,958	$15,043	$539,131

December 31, 2010	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$935	$354	$5,552	$672	$351	$7,864
Charge-offs	(556)	(126)	(2,971)	(655)	(180)	(4,488)
Recoveries	192	0	636	155	69	1,052
Provision for loan losses	228	213	8,281	185	(107)	8,800
Ending balance	$799	$441	$11,498	$357	$133	$13,228
Ending balance individually evaluated for impairment	$0	$0	$2,970	$0	$0	$2,970
Ending balance collectively evaluated for impairment	799	441	8,528	357	133	10,258
Ending balance	$799	$441	$11,498	$357	$133	$13,228
Loan Balances:
Ending balance individually evaluated for impairment	$178	$0	$19,925	$0	$0	$20,103
Ending balance collectively evaluated for impairment	35,875	19,206	469,265	24,389	17,781	566,516
Ending balance	$36,053	$19,206	$489,190	$24,389	$17,781	$586,619

CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in the Company’s accounting methodology for the allowance for loan losses during the quarter ended June 30, 2011.

Index

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

There were no options granted in the first six months of 2011 or in 2010.

On March 9, 2008, the Company’s 1998 Stock Option Plan expired.  Options to purchase 197,795 shares of common stock were outstanding under the Company’s 1998 Stock Option Plan at June 30, 2011.  The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option activity for the six months ended June 30, 2011 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1, 2011	225,127	$19.62
Granted	0	0
Exercised	(18,270)	12.91
Canceled or expired	(9,062)	19.14
Options outstanding, June 30, 2011	197,795	$20.27	4.21	$0
Options exercisable, June 30, 2011	158,811	$20.32	3.70	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.This amount changes based on changes in the market value of the Company’s common stock.  As of June 30, 2011, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company’s common stock.

No in-the-money options were exercised during the six months ended June 30, 2011.  However, four option-holders chose to exercise options where the option price was greater than the current market value.  Proceeds from these exercises were $236 thousand.

As of June 30, 2011, there was $137 thousand of unrecognized compensation cost related to nonvested options.  This cost is expected to be recognized over a weighted-average period of 15 months.

Note 5.  Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan.  The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan.  The components of net periodic pension plan cost are as follows:

Three months ended June 30,	2011	2010
	Pension Benefits
Interest cost	$76,032	$78,431
Expected return on plan assets	(104,965)	(97,296)
Amortization of net loss	42,586	31,701
Net periodic pension plan cost	$13,653	$12,836

Index

Six months ended June 30,	2011	2010
	Pension Benefits
Interest cost	$152,064	$156,862
Expected return on plan assets	(209,929)	(194,591)
Amortization of net loss	85,171	63,403
Net periodic pension plan cost	$27,306	$25,674

At June 30, 2011, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2011.

Note 6.  Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include an average of 208 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first half of 2011 because they were antidilutive.

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

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

Index

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

Index

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2011 and December 31, 2010, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

Index

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$31,958	$31,958	$28,431	$28,431
Securities available-for-sale	194,183	194,183	206,092	206,092
Securities held-to-maturity	2,252	2,270	1,952	1,957
Restricted securities	3,890	3,890	4,320	4,320
Loans, net of allowances for loan losses	529,157	527,222	573,391	571,906
Bank owned life insurance	18,425	18,425	18,020	18,020
Accrued interest receivable	2,467	2,467	2,652	2,652

Financial liabilities:
Deposits	$680,443	$682,320	$679,214	$682,001
Federal funds purchased and other borrowings	839	839	731	731
Overnight repurchase agreements	27,799	27,799	50,757	50,757
Term repurchase agreements	2,788	2,789	38,959	38,955
Federal Home Loan Bank advances	35,000	39,076	35,000	39,260
Accrued interest payable	652	652	824	824

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

The following table presents the balances of certain financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2011 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$600	$0	$600	$0
Obligations of U.S. Government agencies	189,493	0	189,493	0
Obligations of state and political subdivisions	2,502	0	2,502	0
Mortgage-backed securities	170	0	170	0
Money market investments	1,418	0	1,418	0
Total available-for-sale securities	$194,183	$0	$194,183	$0

Index

		Fair Value Measurements at December 31, 2010 Using (in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$600	$0	$600	$0
Obligations of U.S. Government agencies	200,121	0	200,121	0
Obligations of state and political subdivisions	3,172	0	3,172	0
Mortgage-backed securities	382	0	382	0
Money market investments	1,817	0	1,817	0
Total available-for-sale securities	$206,092	$0	$206,092	$0

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

Index

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

		Carrying Value at June 30, 2011 (in thousands)

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$2,835	$0	$2,550	$285
Foreclosed assets	$10,797	$0	$10,797	$0

		Carrying Value at December 31, 2010 (in thousands)

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,787	$523	$6,182	$1,082
Foreclosed assets	$11,448	$0	$11,448	$0

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

Index

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended June 30, 2011
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,140,912	$10,267	$1,128,474	$(1,127,524)	$9,152,129
Income from fiduciary activities	0	759,924	0	0	759,924
Other income	2,120,183	86,641	75,000	(90,276)	2,191,548
Total operating income	11,261,095	856,832	1,203,474	(1,217,800)	12,103,601

Expenses
Interest expense	1,689,787	0	3,123	(3,280)	1,689,630
Provision for loan losses	500,000	0	0	0	500,000
Salaries and employee benefits	4,232,222	532,719	130,625	0	4,895,566
Other expenses	3,391,473	232,514	71,195	(90,276)	3,604,906
Total operating expenses	9,813,482	765,233	204,943	(93,556)	10,690,102

Income before taxes	1,447,613	91,599	998,531	(1,124,244)	1,413,499

Income tax expense (benefit)	383,825	31,143	(36,730)	0	378,238

Net income	$1,063,788	$60,456	$1,035,261	$(1,124,244)	$1,035,261

Total assets	$828,016,619	$4,893,559	$84,331,209	$(84,815,127)	$832,426,260

	Three Months Ended June 30, 2010
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,205,459	$14,834	$1,102,756	$(1,101,818)	$10,221,231
Income from fiduciary activities	0	780,963	0	0	780,963
Other income	2,229,996	132,283	75,000	(90,476)	2,346,803
Total operating income	12,435,455	928,080	1,177,756	(1,192,294)	13,348,997

Expenses
Interest expense	2,697,215	0	3,089	(5,242)	2,695,062
Provision for loan losses	1,300,000	0	0	0	1,300,000
Salaries and employee benefits	3,970,682	524,461	126,525	0	4,621,668
Other expenses	3,104,040	263,267	76,966	(90,476)	3,353,797
Total operating expenses	11,071,937	787,728	206,580	(95,718)	11,970,527

Income before taxes	1,363,518	140,352	971,176	(1,096,576)	1,378,470

Income tax expense (benefit)	359,574	47,720	(36,920)	0	370,374

Net income	$1,003,944	$92,632	$1,008,096	$(1,096,576)	$1,008,096

Total assets	$907,795,906	$5,051,136	$82,238,997	$(82,716,789)	$912,369,250

Index

	Six Months Ended June 30, 2011
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$18,495,209	$19,980	$1,544,032	$(1,542,177)	$18,517,044
Income from fiduciary activities	0	1,530,896	0	0	1,530,896
Other income	4,068,480	187,990	150,000	(180,652)	4,225,818
Total operating income	22,563,689	1,738,866	1,694,032	(1,722,829)	24,273,758

Expenses
Interest expense	3,534,696	0	6,178	(6,605)	3,534,269
Provision for loan losses	2,300,000	0	0	0	2,300,000
Salaries and employee benefits	8,248,376	1,014,050	262,943	0	9,525,369
Other expenses	6,756,788	459,279	106,757	(180,652)	7,142,172
Total operating expenses	20,839,860	1,473,329	375,878	(187,257)	22,501,810

Income before taxes	1,723,829	265,537	1,318,154	(1,535,572)	1,771,948

Income tax expense (benefit)	363,512	90,282	(61,800)	0	391,994

Net income	$1,360,317	$175,255	$1,379,954	$(1,535,572)	$1,379,954

Total assets	$828,016,619	$4,893,559	$84,331,209	$(84,815,127)	$832,426,260

	Six Months Ended June 30, 2010
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$20,607,919	$27,942	$227,087	$(226,230)	$20,636,718
Income from fiduciary activities	0	1,601,848	0	0	1,601,848
Other income	4,600,780	249,800	153,038	(179,852)	4,823,766
Total operating income	25,208,699	1,879,590	380,125	(406,082)	27,062,332

Expenses
Interest expense	5,664,277	0	6,144	(11,503)	5,658,918
Provision for loan losses	6,000,000	0	0	0	6,000,000
Salaries and employee benefits	7,864,760	1,026,909	261,081	0	9,152,750
Other expenses	6,139,612	485,997	111,571	(179,852)	6,557,328
Total operating expenses	25,668,649	1,512,906	378,796	(191,355)	27,368,996

Income (loss) before taxes	(459,950)	366,684	1,329	(214,727)	(306,664)

Income tax expense (benefit)	(432,666)	124,673	(61,140)	0	(369,133)

Net income (loss)	$(27,284)	$242,011	$62,469	$(214,727)	$62,469

Total assets	$907,795,906	$5,051,136	$82,238,997	$(82,716,789)	$912,369,250

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2010 annual report on Form 10-K.  The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

The Bank extends a line of credit to the Parent. This line of credit may be used, from time to time and among other purposes, to repurchase the Parent’s publicly traded stock.  As of June 30, 2011, $244 thousand was drawn under the line of credit and $6 thousand remained available. Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%.  This loan is secured by a held-to-maturity security with a book value of $282 thousand and a market value of $289 thousand at June 30, 2011.  Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers.  These transactions are eliminated to reach consolidated totals.

Index

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements.  For this purpose, any statement that is not a statement of historical fact may be a forward-looking statement.  These forward-looking statements may include, but are not limited to, statements regarding profitability, liquidity, the loan portfolio, allowance for loan losses, the security portfolio, interest rate sensitivity, asset quality, levels of net loan charge-offs, noninterest expense (and components of noninterest expense), income taxes, expected impact of efforts to restructure the balance sheet, market risk, growth strategy, investment strategy and financial and other goals.  Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning.  Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

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

Index

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

Critical Accounting Policies and Estimates
As of June 30, 2011, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2010 annual report on Form 10-K.  That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments:  the allowance for loan losses.  For a discussion of the Company’s policies for calculating the allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

Earnings Summary
Net income for the second quarter of 2011 was $1.0 million, up $27 thousand or 2.69% from the second quarter of 2010. For the six months ending June 30, 2011, net income was $1.4 million, as compared to net income of $62 thousand in the first two quarters of 2010.  Lower provisions for loan losses in both the three and six months ended June 30, 2011, compared to the same periods in 2010, accounted for the majority of the improvement in net income.  The provision for loan losses of $2.3 million for the first half of 2011 was $3.7 million lower than the equivalent period in 2010. Basic and diluted earnings per share for the three and six months ended June 30, 2011 were $0.21 and $0.28, respectively. Basic and diluted earnings per share were $0.01 for the six months ended June 30, 2010 and $0.21 and $0.20, respectively, for the second quarter of 2010.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them.  Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest yield is calculated by dividing tax-equivalent net interest income by average earning assets. Total interest and dividend income and total interest expense both decreased during the three and six months ended June 30, 2011 from the same periods in 2010, resulting in net interest income in 2011 that was roughly unchanged from 2010 levels.

Net interest income, on a fully tax equivalent basis, was $7.5 million in the second quarter of 2011, a decrease of $81 thousand from the second quarter of 2010. The net interest yield was 3.87% in the second quarter of 2011, 42 basis points higher than the 3.45% net interest yield in the equivalent period in 2010. The higher net interest yield in the second quarter of 2011 as compared to the second quarter of 2010 was the result of two factors.  First, a reduction in average nonaccrual loans accounted for a 6 basis point increase in the loan portfolio yield, out of a total yield increase of 7 basis points.  Second, net interest yield was also affected by the rate on interest-bearing liabilities decreasing 38 basis points, as the rate paid on and volume of higher-priced deposits decreased.

Tax-equivalent interest income decreased by $1.1 million, or 10.58%, in the second quarter of 2011 compared to the same period of 2010.  Average earning assets for the second quarter of 2011 decreased $104.7 million, or 11.90%, compared to the second quarter of 2010.  Interest expense decreased $1.0 million, or 37.33%, and average interest-bearing liabilities decreased by $114.9 million, or 15.84% in the second quarter of 2011 compared to the same period of 2010.  The decrease in interest expense is a result of the decrease in average interest-bearing liabilities and the 38 basis-point decrease in the average rate on interest-bearing liabilities in the second quarter of 2011 compared to the second quarter of 2010.

For the six months ended June 30, 2011, tax-equivalent net interest income was $15.1 million, down 0.26% from the first six months of 2010. The net interest yield of 3.81% in the first half of 2011 was 33 basis points higher than the yield for the same period of 2010, due to the rate on interest-bearing liabilities decreasing faster than the yield on earning assets. Tax-equivalent interest income for the six months ended June 30, 2011 decreased $2.2 million, or 10.43%, from the first six months of 2010, while interest expense fell $2.1 million, or 37.55% between the same periods.  Although average earning assets decreased 9.04% between June 30, 2011 and June 30, 2010, average interest-bearing liabilities decreased at a higher rate during that period at 12.54%.

Index

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%.  The FOMC has kept the Federal Funds Target Rate unchanged during 2009, 2010 and the first six months of 2011. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were booked prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities.  Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will slow as a high percentage of the Company’s interest-bearing liabilities have already re-priced.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields.  Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
			(in thousands)
ASSETS
Loans*	$551,918	$8,208	5.95%	$631,202	$9,274	5.88%
Investment securities:
Taxable	199,280	896	1.80%	182,401	849	1.86%
Tax-exempt*	3,059	57	7.45%	5,912	113	7.65%
Total investment securities	202,339	953	1.88%	188,313	962	2.04%
Federal funds sold	14,972	6	0.16%	54,423	28	0.21%
Other investments	5,904	21	1.42%	5,926	11	0.74%
Total earning assets	775,133	$9,188	4.74%	879,864	$10,275	4.67%
Allowance for loan losses	(10,437)			(11,468)
Other nonearning assets	85,597			79,733
Total assets	$850,293			$948,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,468	$2	0.07%	$11,571	$2	0.07%
Money market deposit accounts	170,221	88	0.21%	155,714	86	0.22%
Savings accounts	48,250	13	0.11%	45,682	11	0.10%
Time deposits, $100,000 or more	131,232	469	1.43%	147,982	716	1.94%
Other time deposits	178,904	675	1.51%	204,761	987	1.93%
Total time and savings deposits	540,075	1,247	0.92%	565,710	1,802	1.27%
Federal funds purchased, repurchase
agreements and other borrowings	35,440	18	0.20%	104,196	183	0.70%
Federal Home Loan Bank advances	35,000	424	4.85%	55,480	710	5.12%
Total interest-bearing liabilities	610,515	1,689	1.11%	725,386	2,695	1.49%
Demand deposits	137,431			122,835
Noninterest-bearing repurchase agreements	18,294			16,198
Other liabilities	1,548			2,363
Stockholders' equity	82,505			81,347
Total liabilities and stockholders' equity	$850,293			$948,129
Net interest income/yield		$7,499	3.87%		$7,580	3.45%

Index

	For the six months ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
			(in thousands)
ASSETS
Loans*	$562,316	$16,626	5.91%	$631,898	$18,776	5.94%
Investment securities:
Taxable	202,163	1,799	1.78%	176,755	1,653	1.87%
Tax-exempt*	3,205	117	7.30%	6,907	255	7.38%
Total investment securities	205,368	1,916	1.87%	183,662	1,908	2.08%
Federal funds sold	16,325	14	0.17%	46,587	48	0.21%
Other investments	5,826	33	1.13%	6,146	22	0.72%
Total earning assets	789,835	$18,589	4.71%	868,293	$20,754	4.78%
Allowance for loan losses	(11,160)			(9,776)
Other nonearning assets	84,907			78,607
Total assets	$863,582			$937,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,841	$4	0.07%	$11,092	$4	0.07%
Money market deposit accounts	169,540	180	0.21%	153,078	167	0.22%
Savings accounts	47,392	24	0.10%	44,492	23	0.10%
Time deposits, $100,000 or more	132,907	1,003	1.51%	173,283	1,427	1.65%
Other time deposits	181,641	1,407	1.55%	176,283	2,137	2.42%
Total time and savings deposits	543,321	2,618	0.96%	558,228	3,758	1.35%
Federal funds purchased, repurchase
agreements and other borrowings	47,428	71	0.30%	96,981	361	0.74%
Federal Home Loan Bank advances	35,000	845	4.83%	60,240	1,540	5.11%
Total interest-bearing liabilities	625,749	3,534	1.13%	715,449	5,659	1.58%
Demand deposits	136,144			121,050
Noninterest-bearing repurchase agreements	18,397			16,213
Other liabilities	1,585			2,542
Stockholders' equity	81,707			81,870
Total liabilities and stockholders' equity	$863,582			$937,124
Net interest income/yield		$15,055	3.81%		$15,095	3.48%

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

The provision for loan losses was $500 thousand in the second quarter of 2011, as compared to $1.3 million in the second quarter of 2010 and was $2.3 million for the first half of 2011, as compared to $6.0 million in the first half of 2010. The Company was able to reduce the provision in 2011 due to a decrease of nonperforming loans and improvement in loan risk ratings as shown in Note 3 of the Consolidated Financial Statements contained in this quarterly report on Form 10-Q. In addition, management concluded that the lower provision was appropriate based on its analysis of the adequacy of the allowance for loan losses.

Net loans charged off were $810 thousand for the second quarter of 2011 as compared to $737 thousand for the second quarter of 2010.  For the first six months of 2011 and 2010, net loans charged off were $5.6 million and $2.2 million, respectively.  Of the $5.6 million of net loans charged off in 2011, $4.9 million was due to four loans.  More than half of the net loans charged off in 2011 were previously provided for in the 2010 provision for loan losses.

Index

On an annualized basis, net loan charge-offs were 2.06% of total loans for the first six months of 2011 compared with 0.69% for the same period in 2010. While net loans charged off remain high compared to historic levels and reflect ongoing difficulties in the commercial and consumer real estate sectors, management does not anticipate the significantly elevated level of charge-offs that occurred in the first six months of 2011 to continue during the remainder of the year.  On a quarter-to-quarter basis, the Company’s net charge-offs for the first quarter of 2011 were elevated, at $4.7 million, while second quarter net charge-offs were $810 thousand. Management believes that net loans charged off will remain relatively high until the economic recovery becomes more pronounced.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans, and foreclosed assets. Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties. As of June 30, 2011, the Company had three restructured loans; these restructured loans are performing in accordance with the new terms. Foreclosed assets consist of real estate from foreclosures on loan collateral. The majority of the loans 90 days past due but still accruing interest are classified as substandard. As noted below, substandard loans are a component of the allowance for loan losses.  When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. If the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time.

The following table presents information on nonperforming assets:

	June 30, 2011	December 31, 2010	Increase (Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$120	$178	$(58)
Real estate-construction	0	37	(37)
Real estate-mortgage (1)	8,824	20,550	(11,726)
Consumer loans	15	116	(101)
Total nonaccrual loans	$8,959	$20,881	$(11,922)
Loans past due 90 days or more and accruing interest
Commercial	$13	$0	$13
Real estate-construction	0	16	(16)
Real estate-mortgage (1)	252	33	219
Consumer loans	1	23	(22)
Other	0	1	(1)
Total loans past due 90 days or more and accruing interest	$266	$73	$193
Restructured loans (in compliance with modified terms)
Real estate-mortgage (1)	$1,853	$1,639	$214
Total restructured loans (in compliance with modified terms)	$1,853	$1,639	$214
Foreclosed assets
Real estate-construction	$4,070	$4,074	$(4)
Real estate-mortgage (1)	6,727	7,374	(647)
Total foreclosed assets	$10,797	$11,448	$(651)
Total nonperforming assets	$21,875	$34,041	$(12,166)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

Index

Nonperforming assets as of June 30, 2011 were $12.2 million, or 35.74% lower than nonperforming assets as of December 31, 2010.  The largest decrease in nonperforming assets was in the category of nonaccrual loans, which decreased by $11.9 million. Nonaccrual loans totaling $12.3 million were sold without recourse in the second quarter of 2011; $581 thousand of the second quarter 2011 charge-offs were related to these loans.  In future periods, the Company will evaluate opportunities to further improve asset quality and reduce nonaccrual loans through non-recourse sales of these loans.

The majority of the balance of nonaccrual loans at June 30, 2011 was related to a few large credit relationships.  Of the $9.0 million of nonaccrual loans at June 30, 2011, $7.1 million or 78.94% was comprised of four credit relationships: $3.5 million, $1.5 million, $1.1 million, and $972 thousand.   The loans that make up the nonaccrual balance have been written down to their net realizable value.  As shown in the table above, the majority of the nonaccrual loans were collateralized by real estate at June 30, 2011 and December 31, 2010.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. As seen by the reduction in nonperforming assets during the first half of 2011, the quality of the Company’s loan portfolio has improved with nonperforming assets stabilizing due to prior charge-offs and non-recourse sales of nonaccrual loans.  Management believes that the elevated levels of nonperforming assets in prior quarters was primarily due to economic conditions, depressed commercial and residential real estate markets and the effects of unemployment on borrowers. However, management remains cautious about the future and is well aware that if the economy does not continue to improve, nonperforming assets could increase in future periods.  As was seen in recent financial periods, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

As of June 30, 2011, the allowance for loan losses was 45.60% of nonperforming assets and 90.03% of nonperforming loans. The definition of nonperforming loans is nonperforming assets less foreclosed assets. The allowance for loan losses was 1.85% of total loans on June 30, 2011 and 2.25% of total loans on December 31, 2010.

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

Historical loss rates, adjusted for the current economic environment, are applied to the above five pools of loans for each segment of the loan portfolio, except for doubtful and certain substandard loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. Historical loss is based on the Company’s loss experience during the past eight quarters, which management believes reflects the risk related to each segment of loans in the current economic environment. The historical loss component of the allowance amounted to $5.6 million and $5.1 million as of June 30, 2011 and December 31, 2010, respectively.  This increase is due to higher charge-offs in the most recent two quarters as compared to the level of charge-offs in certain quarters included in past historical loss periods.  The Company uses a rolling eight-quarter average to calculate the historical loss component of the allowance, so lower charge-offs in the first two quarters of 2009 are no longer included in the calculation as of June 30, 2011, which has caused the historical loss component to increase.

In addition, nonperforming loans are analyzed for impairment under U.S. GAAP and are allocated based on this analysis. Increases in nonperforming loans affect this portion of the adequacy review. The Company’s nonperforming loans fall into the following pools of loans: doubtful–specific identification, substandard–specific identification and the pool–substandard.  Therefore, changes in nonperforming loans affect the dollar amount of the allowance.  Unless the nonperforming loan is not impaired (i.e. the collateral value is considered sufficient), increases in nonperforming loans are reflected as an increase in the allowance for loan losses.

Index

The majority of the Company’s nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable.  Any loan balance that is in excess of the appraised value is allocated in the allowance. In the current real estate market, appraisers may have difficulty finding comparable sales, which is causing some appraisals to be very low. As a result, the Company is being conservative in its valuation of collateral which results in higher than normal charged off loans and higher than normal increases to the Company’s allowance for loan losses.  As of June 30, 2011 and December 31, 2010, the impaired loan component of the allowance for loan losses amounted to $1.0 million and $3.0 million, respectively, and for each quarter is reflected as a valuation allowance related to impaired loans in Note 3 of the Notes to the Consolidated Financial Statements included in this Form 10-Q. As shown in the impaired loan tables in Note 3, the unpaid principal balance on impaired loans at June 30, 2011 was $11.2 million lower than at December 31, 2010.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, loan concentrations, and legal and regulatory changes. The qualitative component of the allowance amounted to $3.4 million and $5.1 million as of June 30, 2011 and December 31, 2010, respectively. The majority of the reduction in this component is due to the $47.5 million reduction in total loans and the $11.5 million reduction in nonperforming loans from December 31, 2010 levels.

As a result of these changes and management’s belief that nonperforming assets have stabilized, the Company added, through the provision, $500 thousand and $2.3 million to the allowance for loan losses in the three and six months ended June 30, 2011. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming loans closely and make changes to the allowance for loan losses when management concludes such changes are necessary.

Noninterest Income
For the second quarter of 2011, noninterest income decreased $176 thousand, or 5.64%, as compared to the same period in 2010. This majority of this decrease is located in the service charges on deposit accounts category and the other operating income category.

In the service charges on deposit accounts category, there was a decrease in overdraft fees of $245 thousand between the second quarter of 2011 and the second quarter of 2010. The majority of this decrease in overdraft fees is attributed to the changes in Regulation E requiring a customer to authorize in advance overdrafts caused by debit card and ATM transactions.  The Company expects continued uncertainty regarding overdraft fee income and is compensating for this uncertainty by pursuing new product offerings, such as remote deposit capture and lockbox services, to help drive future noninterest income.

The other operating income category decreased $41 thousand, or 39.68% during the second quarter of 2011 as compared to the same quarter in 2010. This decline is principally due to reduced income from the Company’s joint venture, Old Point Mortgage LLC.

The noninterest income category other service charges, commissions and fees increased $67 thousand when comparing the three months and $114 thousand when comparing the six months ended June 30, 2011 to the same periods in 2010.  This increase is related to increased usage of on-line banking, lockbox services, debit card and remote deposit capture.

For the six months ended June 30, 2011, noninterest income decreased by $669 thousand as compared to the six months ended June 30, 2010.  The majority of this decrease is in the categories of service charges on deposit accounts, income from bank owned life insurance and other operating income.  The reasons for the reduction in the categories of service charges on deposit accounts and other operating income are explained in the prior paragraph. The decline in noninterest income from bank owned life insurance is principally due to life insurance proceeds received by the Company during 2010 that were not received in 2011.

Noninterest Expense
For the second quarter of 2011, noninterest expense increased $525 thousand, or 6.58% over the second quarter of 2010. Significant increases occurred in the following categories; salaries and employee benefits, data processing, other outside service fees, employee professional development and loss (gain) on write-down/sale of foreclosed assets.

Index

The two largest increases between the second quarters of 2011 and 2010 were in salaries and benefits expense and loss on write-down/sale of foreclosed assets, which increased $274 thousand and $273 thousand, respectively. During 2011 the Company added nine full-time equivalent employees. Many of these newly hired employees are in the Company’s private banking and corporate lending areas and were hired to increase small business lending, treasury services and lending in areas other than commercial real estate as part of management’s focus on increasing loans and noninterest income. The noninterest expense category of loss on write-down/sale of foreclosed assets increased as the Company managed problem loans created by the economic downturn.  As seen by the reduction in the Company’s nonperforming loans, these efforts are working. However, these expenses will likely continue to be elevated for the foreseeable future.

The increase in the second quarter of 2011 over the second quarter of 2010 in the category of data processing is related to increased usage of on-line banking, lockbox services, debit card and remote deposit capture.  This expense is more than offset by the increase in the noninterest income category of other service charges, commissions and fees due to the revenue generated by these services.

Other outside service fees increased $49 thousand for the three months ended and $101 thousand for the six months ended June 30, 2011 as compared to the same periods in 2010.  The majority of the increase in other outside service fees was related to the use of independent contractors to provide coverage for open positions and to provide coverage in areas experiencing a temporary increase in workload associated with the economic downturn.

Employee professional development expense also increased in the second quarter 2011 as compared to the second quarter of 2010.  In 2010 when earnings were depressed, management cut expenses in personnel education and recruitment, as a temporary measure to reduce noninterest expenses.  As the Company’s financial results have improved in recent periods, management has begun reinstating certain personnel education and recruitment efforts to maintain a highly qualified workforce to support the Company’s operations.

For the second quarter of 2011 over the second quarter of 2010, decreases were seen in the noninterest expense categories of FDIC insurance and loan expenses.  The reduction in FDIC insurance expense was due to changes effective April 1, 2011 in the method for calculating this expense.  Management believes that these changes will continue to have a positive impact on the Company’s FDIC insurance expense.  Loan expenses were $12 thousand lower when comparing the second quarter of 2011 to the same quarter in 2010. Whether this trend continues is dependent on many factors, particularly the local economy and unemployment rate.

For the six months ended June 30, 2011, noninterest expense increased $957 thousand over the comparable period in 2010.  The noninterest expense categories that increased in the second quarter of 2011 also increased in the six months ended June 30, 2011, for the reasons listed above.  In addition, FDIC insurance expense and loan expenses were higher for the six months ended June 30, 2011 than the equivalent period in 2010.  The reason for the increase in the six months ended June 30, 2011, as compared to the three months ended June 30, 2011, was elevated expenses in the first quarter of 2011.

The following categories of noninterest expense experienced decreases for both the three months and six months ended June 30, 2011 as compared to the same periods in 2010: occupancy and equipment, advertising and postage and courier expense.  These reductions are the result of the Company’s focus on improving operating efficiency and monitoring noninterest expense items.

Balance Sheet Review
At June 30, 2011, the Company had total assets of $832.4 million, a decrease of 6.14% from $886.8 million at December 31, 2010.  This decrease is largely due to the current economic environment as loan demand has fallen and the Company’s loan portfolio has decreased during 2011.  Net loans as of June 30, 2011 were $529.2 million, a decrease of 7.71% from $573.4 million at December 31, 2010. Loan balances have declined for several reasons, including: higher than normal amortization of residential loans due to an attractive refinance market; closer management of revolving credits; purposeful exiting of troubled credits; partial charge-offs of some larger troubled loans to properly account for reasonable collateral value; regularly scheduled payoffs exceeding loan demand from qualified borrowers and reduced quality loan demand in the Company’s market.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of June 30, 2011.

Index

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

The following table details, as of June 30, 2011, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages, 1 - 4 Family Open-end and 1 - 4 Family Junior Liens (in thousands)

	Amount	Percent
Subprime	$23,572	21.2%
Non-subprime	87,744	78.8%
	$111,316	100.0%

Total loans	$539,131
Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.37%

In addition to the subprime loans secured by real estate discussed above, as of June 30, 2011, the Company had an additional $2.2 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate.  Together with the subprime loans secured by real estate, the Company’s total subprime loans as of June 30, 2011 were $25.8 million, amounting to 4.78% of the Company’s total loans at June 30, 2011.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first six months of 2011 were $863.6 million compared to $937.1 million for the first six months of 2010.  The reduction in average assets as of June 30, 2011 as compared to average assets as of June 30, 2010 was due mainly to the decline in average loans of $69.6 million, due to the factors impacting the loan portfolio identified above.

Total available-for-sale and held-to-maturity securities at June 30, 2011 was $196.4 million, a decrease of 5.58% from $208.0 million at December 31, 2010.  Since loan demand continues to be slow and yields on investment securities are low, the Company has allowed higher cost time deposits and term repurchase agreements to mature without renewal.  As a result of these balance sheet decisions on how to allocate excess liquidity, management has improved the Company’s net interest margin by reducing higher-cost funding. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At June 30, 2011, noninterest-bearing and savings deposits were $22.6 million higher than comparable deposits at December 31, 2010. In addition to improving the Company’s net interest margin, the Company has focused on relationship building. A portion of the growth in noninterest-bearing and savings deposits was due to the sale of high-quality treasury services. Customers pay for these services either with compensating balances or with fees which flow to noninterest income. As seen by both the balance sheets and the income statement, these efforts are working. The liability side of the balance sheet has shifted from higher cost non-relationship funds to lower cost, service providing accounts. The Company reduced its higher cost time deposits and repurchase agreement balances by $80.5 million since December 31, 2010.

During the first six months of 2011, $18.5 million of the reduction in repurchase agreements was for a customer which preferred to maintain compensating balances with the Bank instead of paying service fees. These balances were transferred from a noninterest-bearing repurchase agreement to noninterest-bearing deposits.  Because the FDIC recently modified how deposit insurance premiums are calculated and noninterest-bearing deposits are now fully insured, the Company was able to make this change and free up the securities that were used as collateral for the repurchase agreement.

Index

Capital Resources
Total stockholders’ equity as of June 30, 2011 was $84.1 million, up 3.87% from $81.0 million at December 31, 2010. Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill.  Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.  The following is a summary of the Company’s capital ratios at June 30, 2011.  As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company’s capital position remains strong.

	2011
	Regulatory	June 30, 2011
	Minimums
Tier 1	4.00%	13.89%
Total Capital	8.00%	15.14%
Tier 1 Leverage	4.00%	9.96%

Book value per share was $16.97 at June 30, 2011 up from $16.65 at June 30, 2010.  Cash dividends were $248 thousand or $0.05 per share in the second quarter of 2011 and $246 thousand or $0.05 per share in the second quarter of 2010. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large stable deposit base.  In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB.  As of the end of the second quarter of 2011, the Company had $213.4 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds lines with correspondent banks.  As of the end of the second quarter of 2011, the Company had $25.0 million available in federal funds lines to handle any short-term borrowing needs.

In the current economic climate, the Company’s available sources of additional liquidity have tightened.  Although the Company remains very liquid, two secondary sources of liquidity have become more limited.  Available federal funds lines of credit decreased during 2010 as a result of more stringent requirements from correspondent banks.  The Company could have maintained these lines if it was willing to pledge collateral, such as investment securities.  Since the Company rarely utilizes these lines, management chose to keep a reserve of unpledged securities and allow the lines to be reduced.  In the first quarter of 2011, a federal funds line was reinstated which increased the Company’s total federal funds line of credit to $25 million from $15 million as of December 31, 2010.  In July 2011, a second federal funds line was reinstated which increased the Company’s total federal funds line of credit to $33 million.  Management anticipates that as the economy improves, the requirements will continue to be relaxed and the remaining federal funds lines that were reduced will be readily available once again.

Similarly in 2010, the FHLB instituted more stringent requirements for securing advances.  The FHLB is applying a discount rate to loans used as collateral to simulate the falling value of the properties securing those loans.  Even with these additional collateral requirements, the Company still has more than sufficient collateral to pledge against outstanding FHLB advances.

Other than the decrease in federal funds lines of credit from pre-recession levels and the more stringent requirements for the FHLB advances, management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale.  The Company’s primary external source of liquidity is advances from the FHLB.

Index

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

The Company has plans to expand the building of a current branch office.  On January 25, 2011 the Company signed a contract with a general contractor for construction of the building.  The contract entitles the contractor to the cost of construction plus a fee of 2.50%. The Company anticipates that the project will likely cost between $8.0 million and $10.0 million over the next two to three years.  $84 thousand has been disbursed as of June 30, 2011.

As of June 30, 2011, other than those disclosed above, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2010 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2011, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2010 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2011.  It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At June 30, 2011, non-maturing deposit liabilities totaled $377.0 million or 55.40% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to assess the impact on the Company’s earnings at June 30, 2011.  The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.83% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 0.72% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 1.54% increase in net interest income.

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

Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own.  Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options.  During the quarter ended June 30, 2011, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended June 30, 2011, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 15, 2011	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 15, 2011	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)