Form 10-Q
period 2011-09-30
OLD POINT FINANCIAL CORP
filed 2011-11-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

4,959,009 shares of common stock ($5.00 par value) outstanding as of October 31, 2011

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Cash and due from banks	$13,120,681	$14,206,869
Interest-bearing due from banks	30,801,094	1,396,462
Federal funds sold	2,598,375	12,827,818
Cash and cash equivalents	46,520,150	28,431,149
Securities available-for-sale, at fair value	209,348,054	206,091,712
Securities held-to-maturity
(fair value approximates $2,272,477 and $1,956,720)	2,252,000	1,952,000
Restricted securities	3,679,300	4,319,600
Loans, net of allowance for loan losses of $9,752,238 and $13,227,791	517,281,949	573,390,522
Premises and equipment, net	30,074,896	29,615,688
Bank-owned life insurance	21,383,235	18,019,727
Foreclosed assets, net of valuation allowance of $2,318,094 and $2,123,930	11,037,696	11,447,794
Other assets	10,991,456	13,573,303
	$852,568,736	$886,841,495

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$159,162,963	$129,207,887
Savings deposits	232,083,576	225,209,590
Time deposits	299,155,153	324,796,068
Total deposits	690,401,692	679,213,545
Federal funds purchased and other borrowings	619,210	731,332
Overnight repurchase agreements	37,877,091	50,757,247
Term repurchase agreements	1,915,537	38,959,359
Federal Home Loan Bank advances	35,000,000	35,000,000
Accrued expenses and other liabilities	1,412,784	1,228,363
Total liabilities	767,226,314	805,889,846

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,959,009 and 4,936,989 shares issued and outstanding	24,795,045	24,684,945
Additional paid-in capital	16,282,633	16,026,062
Retained earnings	44,490,439	42,809,769
Accumulated other comprehensive loss, net	(225,695)	(2,569,127)
Total stockholders' equity	85,342,422	80,951,649
Total liabilities and stockholders' equity	$852,568,736	$886,841,495

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$7,923,224	$9,237,260	$24,516,542	$27,982,311
Interest on due from banks	2,772	615	4,070	1,817
Interest on federal funds sold	6,855	15,471	21,011	63,954
Interest on securities:
Taxable	1,010,473	854,323	2,809,242	2,507,614
Tax-exempt	31,843	53,104	109,250	220,630
Dividends and interest on all other securities	16,756	11,650	48,852	32,815
Total interest and dividend income	8,991,923	10,172,423	27,508,967	30,809,141

Interest Expense:
Interest on savings deposits	101,393	108,701	309,742	302,159
Interest on time deposits	1,070,753	1,604,779	3,480,563	5,168,834
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	17,170	109,603	87,859	470,751
Interest on Federal Home Loan Bank advances	429,717	429,717	1,275,138	1,969,974
Total interest expense	1,619,033	2,252,800	5,153,302	7,911,718
Net interest income	7,372,890	7,919,623	22,355,665	22,897,423
Provision for loan losses	600,000	1,500,000	2,900,000	7,500,000
Net interest income, after provision for loan losses	6,772,890	6,419,623	19,455,665	15,397,423

Noninterest Income:
Income from fiduciary activities	713,946	718,008	2,244,842	2,319,856
Service charges on deposit accounts	1,090,057	1,068,455	3,156,810	3,663,196
Other service charges, commissions and fees	726,866	719,193	2,285,238	2,163,999
Income from bank-owned life insurance	207,984	216,218	612,900	815,541
Gain on sale of available-for-sale securities, net	386,091	541,241	437,046	541,317
Other operating income	75,802	130,072	218,874	311,119
Total noninterest income	3,200,746	3,393,187	8,955,710	9,815,028

Noninterest Expense:
Salaries and employee benefits	4,834,750	4,539,062	14,360,119	13,691,812
Occupancy and equipment	1,090,300	1,084,972	3,226,185	3,235,289
FDIC insurance	271,462	404,093	942,941	1,050,274
Data processing	358,774	316,123	1,025,173	917,931
Customer development	223,733	215,414	663,203	655,644
Advertising	131,340	177,369	417,874	527,650
Loan expenses	210,285	117,658	627,829	481,531
Other outside service fees	163,336	157,932	464,174	357,518
Employee professional development	136,185	119,047	448,392	379,086
Postage and courier expense	123,365	123,287	366,649	393,689
Legal and audit expenses	176,161	244,760	539,188	564,498
Loss on write-down/sale of foreclosed assets	368,213	480,801	825,763	429,754
Other operating expenses	450,606	421,730	1,296,811	1,423,877
Total noninterest expense	8,538,510	8,402,248	25,204,301	24,108,553
Income before income taxes	1,435,126	1,410,562	3,207,074	1,103,898
Income tax expense	391,847	376,052	783,841	6,919
Net income	$1,043,279	$1,034,510	$2,423,233	$1,096,979

Basic Earnings per Share:
Average shares outstanding	4,957,623	4,930,578	4,950,056	4,925,571
Net income per share of common stock	$0.21	$0.21	$0.49	$0.22

Diluted Earnings per Share:
Average shares outstanding	4,957,623	4,932,731	4,950,056	4,931,977
Net income per share of common stock	$0.21	$0.21	$0.49	$0.22

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Balance at beginning of period	4,936,989	$24,684,945	$16,026,062	$42,809,769	$(2,569,127)	$80,951,649
Comprehensive income:
Net income	0	0	0	2,423,233	0	2,423,233
Unrealized holding gains arising during the period
(net of tax, $1,207,223, and reclassification adjustment)	0	0	0	0	2,343,432	2,343,432
Total comprehensive income	0	0	0	2,423,233	2,343,432	4,766,665
Exercise of stock options	22,020	110,100	174,105	0	0	284,205
Stock compensation expense	0	0	82,466	0	0	82,466
Cash dividends ($0.15 per share)	0	0	0	(742,563)	0	(742,563)

Balance at end of period	4,959,009	$24,795,045	$16,282,633	$44,490,439	$(225,695)	$85,342,422

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Balance at beginning of period	4,916,535	$24,582,675	$15,768,840	$42,518,889	$(1,261,951)	$81,608,453
Comprehensive income:
Net income	0	0	0	1,096,979	0	1,096,979
Unrealized holding gains arising during the period
(net of tax, $567,493, and reclassification adjustment)	0	0	0	0	1,101,602	1,101,602
Total comprehensive income	0	0	0	1,096,979	1,101,602	2,198,581
Exercise of stock options	23,874	119,370	126,514	0	0	245,884
Tax benefit from disqualification of stock options	0	0	16,324	0	0	16,324
Repurchase and retirement of common stock	(3,420)	(17,100)	0	(23,974)	0	(41,074)
Stock compensation expense	0	0	85,398	0	0	85,398
Cash dividends ($0.20 per share)	0	0	0	(985,124)	0	(985,124)

Balance at end of period	4,936,989	$24,684,945	$15,997,076	$42,606,770	$(160,349)	$83,128,442

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,423,233	$1,096,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,364,475	1,476,008
Provision for loan losses	2,900,000	7,500,000
Net gain on sale of available-for-sale securities	(437,046)	(541,317)
Net amortization of securities	152,189	25,772
Net (gain) loss on disposal of premises and equipment	(1,294)	3,373
Net loss on write-down/sale of foreclosed assets	825,763	429,754
Income from bank owned life insurance	(612,900)	(815,541)
Stock compensation expense	82,466	85,398
Deferred tax (benefit) expense	860,930	(2,038,791)
Increase in other assets	(675,180)	(3,268,956)
Increase (decrease) in other liabilities	184,421	(376,564)
Net cash provided by operating activities	7,067,057	3,576,115

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(146,849,456)	(195,846,321)
Purchases of held-to-maturity securities	(2,000,000)	(1,370,000)
Proceeds from sales of restricted securities	640,300	332,900
Proceeds from maturities and calls of securities	97,722,651	88,012,522
Proceeds from sales of available-for-sale securities	51,405,975	90,683,319
Decrease in loans made to customers	53,208,573	15,246,981
Proceeds from sales of foreclosed assets	772,601	1,322,176
Purchases of bank owned life insurance	(2,750,000)	(940,000)
Purchases of premises and equipment	(1,822,389)	(806,309)
Net cash provided by (used in) investing activities	50,328,255	(3,364,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	29,955,076	17,565,383
Increase in savings deposits	6,873,986	18,419,190
Decrease in time deposits	(25,640,915)	(1,823,225)
Decrease in federal funds purchased, repurchase agreements and other borrowings	(50,036,100)	(8,010,400)
Decrease in Federal Home Loan Bank advances	0	(30,000,000)
Proceeds from exercise of stock options	284,205	245,884
Repurchase and retirement of common stock	0	(41,074)
Tax benefit from disqualification of stock options	0	16,324
Cash dividends paid on common stock	(742,563)	(985,124)
Net cash used in financing activities	(39,306,311)	(4,613,042)

Net increase (decrease) in cash and cash equivalents	18,089,001	(4,401,659)
Cash and cash equivalents at beginning of period	28,431,149	47,635,998
Cash and cash equivalents at end of period	$46,520,150	$43,234,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,374,688	$8,435,557
Income tax	$0	$2,100,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on investment securities	$3,550,655	$1,669,095
Loans transferred to foreclosed assets	$2,197,810	$4,277,600

See Notes to Consolidated Financial Statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  All significant intercompany balances and transactions have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010 and statement of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2011 and 2010. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2.  Securities
Amortized costs and fair values of securities held-to-maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2011
Obligations of U.S. Government agencies	$1,970	$13	$0	$1,983
Obligations of state and political subdivisions	282	7	0	289
Total	$2,252	$20	$0	$2,272

December 31, 2010
Obligations of U.S. Government agencies	$1,670	$4	$(7)	$1,667
Obligations of state and political subdivisions	282	8	0	290
Total	$1,952	$12	$(7)	$1,957

Index

Amortized costs and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2011
U.S. Treasury securities	$600	$0	$0	$600
Obligations of U.S. Government agencies	157,203	1,907	0	159,110
Obligations of state and political subdivisions	2,279	79	0	2,358
Mortgage-backed securities	46,180	164	(2)	46,342
Money market investments	938	0	0	938
Total	$207,200	$2,150	$(2)	$209,348

December 31, 2010
U.S. Treasury securities	$600	$0	$0	$600
Obligations of U.S. Government agencies	201,601	513	(1,993)	200,121
Obligations of state and political subdivisions	3,103	69	0	3,172
Mortgage-backed securities	374	8	0	382
Money market investments	1,817	0	0	1,817
Total	$207,495	$590	$(1,993)	$206,092

TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  The Company had no held-to-maturity securities with unrealized losses at September 30, 2011.

	September 30, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(in thousands)
Securities Available-for-Sale
Debt securities:
Mortgage-backed securities	$2	$10,276	0	0	2	10,276

Index

	December 31, 2010
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U. S. Government agencies	$1,993	$128,362	$0	$0	$1,993	$128,362

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$7	$762	$0	$0	$7	$762

Total	$2,000	$129,124	$0	$0	$2,000	$129,124

Obligations of U.S. Government agencies
The U.S. Government agencies portfolio had fifteen investments with unrealized losses at December 31, 2010.  This portfolio had no investments with unrealized losses as of September 30, 2011. The unrealized losses were caused by increases in market interest rates. The contractual terms of those investments do not permit the issuer to sell the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments, and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Mortgage-backed securities
The Company’s portfolio of mortgage-backed securities had one investment with unrealized losses at September 30, 2011. This portfolio had no investments with unrealized losses as of December 31, 2010. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments, and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

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

Index

The Company has not recorded impairment charges on securities for the nine months ended September 30, 2011 or the year ended December 31, 2010.

The unrealized losses in the securities portfolio as of September 30, 2011 relate to mortgage-backed securities, and the unrealized losses in the securities portfolio as of December 31, 2010 relate to obligations of U.S. Government agencies. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports.  The unrealized losses are a result of changes in market interest rates and not credit issues.  Since the Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

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

The Company evaluated the positive and negative factors of FHLB stock for impairment and determined the stock not to be impaired at September 30, 2011 or December 31, 2010.  This analysis is based on the following information. The FHLB reported net income of approximately $278 million for 2010, and paid a quarterly dividend for all four quarters of 2010. In 2011, the FHLB reported net income of approximately $51 million for the first quarter and $38 million for the second quarter, and declared a first quarter dividend in May 2011 and a second quarter dividend in August.  On October 27, 2011, the FHLB declared a third quarter dividend and announced it would continue repurchasing excess stock from shareholders.

Note 3.  Loans and the Allowance for Loan Losses
The following is a summary of the balances in each segment of the Company’s loan portfolio:

	September 30,	December 31,
	2011	2010
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$79,758	$89,690
Commercial	297,249	344,347
Construction	19,466	19,206
Second mortgages	14,939	16,105
Equity lines of credit	35,942	39,048
Total mortgage loans on real estate	447,354	508,396
Commercial loans	35,299	36,053
Consumer loans	18,356	24,389
Other	26,025	17,781
Total loans	527,034	586,619
Less: Allowance for loan losses	(9,752)	(13,228)
Loans, net of allowance and deferred fees	$517,282	$573,391

Index

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above.  Overdrawn deposit accounts totaled $601 thousand and $607 thousand at September 30, 2011 and December 31, 2010, respectively.

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

The following table presents credit quality exposures by internally assigned risk ratings:

Credit Quality Information
As of September 30, 2011
(in thousands)

	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$74,352	$683	$4,723	$0	$79,758
Commercial	276,652	2,627	17,970	0	297,249
Construction	18,970	399	97	0	19,466
Second mortgages	14,206	0	733	0	14,939
Equity lines of credit	35,079	162	701	0	35,942
Total mortgage loans on real estate	419,259	3,871	24,224	0	447,354
Commercial loans	34,538	346	415	0	35,299
Consumer loans	18,297	0	59	0	18,356
Other	26,025	0	0	0	26,025
Total	$498,119	$4,217	$24,698	$0	$527,034

Credit Quality Information
As of December 31, 2010
(in thousands)

	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$75,803	$2,383	$11,504	$0	$89,690
Commercial	287,551	23,969	30,000	2,827	344,347
Construction	18,052	0	1,154	0	19,206
Second mortgages	15,010	0	1,095	0	16,105
Equity lines of credit	37,206	1,109	733	0	39,048
Total mortgage loans on real estate	433,622	27,461	44,486	2,827	508,396
Commercial loans	33,275	2,179	599	0	36,053
Consumer loans	23,981	1	407	0	24,389
Other	17,693	87	1	0	17,781
Total	$508,571	$29,728	$45,493	$2,827	$586,619

As of September 30, 2011 and December 31, 2010 the Company did not have any loans internally classified as Loss.

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

Index

Age Analysis of Past Due Loans at September 30, 2011

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$808	$188	$965	$1,961	$77,797	$79,758	$175
Commercial	0	0	0	0	297,249	297,249	0
Construction	0	0	0	0	19,466	19,466	0
Second mortgages	0	358	119	477	14,462	14,939	0
Equity lines of credit	158	384	0	542	35,400	35,942	0
Total mortgage loans on real estate	966	930	1,084	2,980	444,374	447,354	175
Commercial loans	33	0	37	70	35,229	35,299	0
Consumer loans	56	9	15	80	18,276	18,356	15
Other	56	0	3	59	25,966	26,025	3
Total	$1,111	$939	$1,139	$3,189	$523,845	$527,034	$193

Age Analysis of Past Due Loans at December 31, 2010

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,550	$85	$1,641	$3,276	$86,414	$89,690	$0
Commercial	240	617	10,555	11,412	332,935	344,347	0
Construction	0	0	16	16	19,190	19,206	16
Second mortgages	475	0	187	662	15,443	16,105	33
Equity lines of credit	597	0	22	619	38,429	39,048	0
Total mortgage loans on real estate	2,862	702	12,421	15,985	492,411	508,396	49
Commercial loans	78	11	0	89	35,964	36,053	0
Consumer loans	297	49	69	415	23,974	24,389	23
Other	79	0	1	80	17,701	17,781	1
Total	$3,316	$762	$12,491	$16,569	$570,050	$586,619	$73

(1) For purposes of these tables, Total Current Loans includes loans that are 1 - 29 days past due.

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

The following table presents loans in nonaccrual status by class of loan:

Nonaccrual Loans by Class

(in thousands)
	September 30, 2011	December 31, 2010

Mortgage loans on real estate:
Residential 1-4 family	$3,105	$6,302
Commercial	8,218	13,281
Construction	0	37
Second mortgages	477	540
Equity lines of credit	384	427
Total mortgage loans on real estate	12,184	20,587
Commercial loans	151	178
Consumer loans	13	116
Total	$12,348	$20,881

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the period presented:

Nine Months Ended
September 30, 2011
(in thousands)
Interest income that would have been recorded under original loan terms	$1,202
Actual interest income recorded for the period	515
Reduction in interest income on nonaccrual loans	$687

MODIFICATIONS
The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. When the Company modifies a loan, management evaluates any possible impairment as stated in the impaired loan section above.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 to determine whether the restructurings are now considered TDRs.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Company classified those loans as impaired.  ASU 2011-02 requires prospective application of the impairment measurement for those loans newly identified as impaired.  As of September 30, 2011, the end of the first interim period of adoption, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired was $2.0 million and the allowance for loan losses associated with those loans, on the basis of a current evaluation of the loss, was zero.

Index

The following table includes the number of modifications, the recorded investment before and after modification, and the current investment on September 30, 2011 for loans modified in a TDR, by class of loan:

Troubled Debt Restructurings by Class
At September 30, 2011
(dollars in thousands)

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2011
Mortgage loans on real estate:
Residential 1-4 family	1	$175	$175	$175
Commercial	3	2,743	1,910	1,830
Construction	0	0	0	0
Second mortgages	1	10	10	10
Equity lines of credit	0	0	0	0
Total mortgage loans on real estate	5	2,928	2,095	2,015
Commercial loans	0	0	0	0
Consumer loans	0	0	0	0
Other	0	0	0	0
Total	5	$2,928	$2,095	$2,015

All loans in the table above are currently performing according to their modified terms and therefore are not included in the Company’s total nonperforming assets discussed elsewhere in this quarterly report.

The following tables present TDRs during the periods indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Three Months Ended September 30, 2011
(dollars in thousands)

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2011
Mortgage loans on real estate:
Residential 1-4 family	1	$175	$175	$175
Commercial	0	0	0	0
Construction	0	0	0	0
Second mortgages	1	10	10	10
Equity lines of credit	0	0	0	0
Total mortgage loans on real estate	2	185	185	185
Commercial loans	0	0	0	0
Consumer loans	0	0	0	0
Other	0	0	0	0
Total	2	$185	$185	$185

Index

Troubled Debt Restructurings by Class
For the Nine Months Ended September 30, 2011
(dollars in thousands)

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2011
Mortgage loans on real estate:
Residential 1-4 family	1	$175	$175	$175
Commercial	1	362	260	257
Construction	0	0	0	0
Second mortgages	1	10	10	10
Equity lines of credit	0	0	0	0
Total mortgage loans on real estate	3	547	445	442
Commercial loans	0	0	0	0
Consumer loans	0	0	0	0
Other	0	0	0	0
Total	3	$547	$445	$442

Both the residential 1-4 family and the second mortgages loans were given interest rates below the current market for customers with similar risk profiles.  The financial effects of these modifications can not be determined due to the fact that these loans would not have been made if the loans had not been restructurings of troubled loans already on the Company’s books.  The commercial real estate TDR was given a principal reduction of $102 thousand.

IMPAIRED LOANS
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans and loans modified in a troubled debt restructuring. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole or remaining source of repayment for the loan is the operation or liquidation of the collateral.  In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of the discounted cash flows.  If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

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

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during 2010 and the first nine months of 2011.  The average balances are calculated based on the month-end balance of the loans for the year ended December 31, 2010 and on the daily average balance for the nine months ended September 30, 2011.

Index

Impaired Loans by Class
(in thousands)

	As of September 30, 2011				Nine Months Ended September 30, 2011
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,958	$674	$2,217	$186	$4,842	$546
Commercial	10,250	2,050	7,999	2,664	9,541	336
Construction	0	0	0	0	0	0
Second mortgages	497	106	381	31	498	14
Equity lines of credit	371	369	0	0	401	15
Total mortgage loans on real estate	$14,076	$3,199	$10,597	$2,881	$15,282	$911
Commercial loans	126	0	114	50	128	0
Total	$14,202	$3,199	$10,711	$2,931	$15,410	$911

Impaired Loans by Class
(in thousands)

	As of December 31, 2010				Year Ended December 31, 2010
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,850	$5,008	$810	$70	$4,298	$320
Commercial	13,319	3,798	9,400	2,827	14,320	593
Construction	0	0	0	0	194	5
Second mortgages	508	100	404	62	377	33
Equity lines of credit	405	262	143	11	300	24
Total mortgage loans on real estate	$20,082	$9,168	$10,757	$2,970	$19,489	$975
Commercial loans	184	178	0	0	73	13
Total	$20,266	$9,346	$10,757	$2,970	$19,562	$988

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

Index

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

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At September 30, 2011 and December 31, 2010, the historical loss percent was based on losses sustained in each segment of the portfolio over the previous eight quarters.

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

THE COMPANY’S ESTIMATION PROCESS
See the Management’s Discussion and Analysis in this quarterly report on Form 10-Q for further discussion of the components of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date.  The Company considers the allowance for loan losses of $9.8 million adequate to cover loan losses inherent in the loan portfolio at September 30, 2011.  The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Index

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)

September 30, 2011	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$799	$441	$11,498	$357	$133	$13,228
Charge-offs	(877)	0	(5,861)	(298)	(160)	(7,196)
Recoveries	133	0	561	91	35	820
Provision for loan losses	722	(78)	1,796	163	297	2,900
Ending balance	$777	$363	$7,994	$313	$305	$9,752
Ending balance individually evaluated for impairment	$50	$0	$2,881	$0	$0	$2,931
Ending balance collectively evaluated for impairment	727	363	5,113	313	305	6,821
Ending balance	$777	$363	$7,994	$313	$305	$9,752
Loan Balances:
Ending balance individually evaluated for impairment	$114	$0	$13,796	$0	$0	$13,910
Ending balance collectively evaluated for impairment	35,185	19,466	414,092	18,356	26,025	513,124
Ending balance	$35,299	$19,466	$427,888	$18,356	$26,025	$527,034

December 31, 2010	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$935	$354	$5,552	$672	$351	$7,864
Charge-offs	(556)	(126)	(2,971)	(655)	(180)	(4,488)
Recoveries	192	0	636	155	69	1,052
Provision for loan losses	228	213	8,281	185	(107)	8,800
Ending balance	$799	$441	$11,498	$357	$133	$13,228
Ending balance individually evaluated for impairment	$0	$0	$2,970	$0	$0	$2,970
Ending balance collectively evaluated for impairment	799	441	8,528	357	133	10,258
Ending balance	$799	$441	$11,498	$357	$133	$13,228
Loan Balances:
Ending balance individually evaluated for impairment	$178	$0	$19,925	$0	$0	$20,103
Ending balance collectively evaluated for impairment	35,875	19,206	469,265	24,389	17,781	566,516
Ending balance	$36,053	$19,206	$489,190	$24,389	$17,781	$586,619

CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in the Company’s accounting methodology for the allowance for loan losses during the quarter and nine months ended September 30, 2011.

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

There were no options granted in the first nine months of 2011 or in 2010.

On March 9, 2008, the Company’s 1998 Stock Option Plan expired.  Options to purchase 165,710 shares of common stock were outstanding under the Company’s 1998 Stock Option Plan at September 30, 2011.  The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Index

Stock option activity for the nine months ended September 30, 2011 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2011	225,127	$19.62
Granted	0	0
Exercised	(22,020)	12.91
Canceled or expired	(37,397)	14.66
Options outstanding, September 30, 2011	165,710	$21.64	4.71	$0
Options exercisable, September 30, 2011	127,226	$22.12	4.30	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.This amount changes based on changes in the market value of the Company’s common stock.  As of September 30, 2011, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company’s common stock.

No in-the-money options were exercised during the nine months ended September 30, 2011.  However, six option-holders chose to exercise options where the option price was greater than the current market value.  Proceeds from these exercises were $284 thousand.

As of September 30, 2011, there was $109 thousand of unrecognized compensation cost related to nonvested options.  This cost is expected to be recognized over a weighted-average period of 12 months.

Note 5.  Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan.  The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan.  The components of net periodic pension plan cost are as follows:

Three months ended September 30,	2011	2010
	Pension Benefits
Interest cost	$76,031	$78,430
Expected return on plan assets	(104,964)	(97,295)
Amortization of net loss	42,585	31,702
Net periodic pension plan cost	$13,652	$12,837

Nine months ended September 30,	2011	2010
	Pension Benefits
Interest cost	$228,095	$235,292
Expected return on plan assets	(314,893)	(291,886)
Amortization of net loss	127,756	95,105
Net periodic pension plan cost	$40,958	$38,511

At September 30, 2011, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2011.

Note 6.  Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

Index

The Company did not include an average of 198 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first nine months of 2011 because they were antidilutive.

Note 7.  Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company complied with this Rule beginning with the filing of its June 30, 2011 quarterly report on Form 10-Q.

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

Index

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  The amendments also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosure in its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933 (Securities Act), the Securities Exchange Act of 1934 (Exchange Act) and the Investment Company Act of 1940 (Investment Company Act).  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The rule was effective as of August 12, 2011.  The adoption of the rule did not have a material impact on the Company’s consolidated financial statements.

Index

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

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

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
Debt and equity securities with readily determinable fair values are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities.

The following table presents the balances of certain financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2011 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Treasury securities	$600	$0	$600	$0
Obligations of U.S. Government agencies	159,110	0	159,110	0
Obligations of state and political subdivisions	2,358	0	2,358	0
Mortgage-backed securities	46,342	0	46,342	0
Money market investments	938	0	938	0
Total available-for-sale securities	$209,348	$0	$209,348	$0

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Treasury securities	$600	$0	$600	$0
Obligations of U.S. Government agencies	200,121	0	200,121	0
Obligations of state and political subdivisions	3,172	0	3,172	0
Mortgage-backed securities	382	0	382	0
Money market investments	1,817	0	1,817	0
Total available-for-sale securities	$206,092	$0	$206,092	$0

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

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

		Carrying Value at September 30, 2011
		(in thousands)

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$7,780	$0	$5,852	$1,928
Foreclosed assets	$11,038	$847	$10,191	$0

		Carrying Value at December 31, 2010
		(in thousands)

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$7,787	$523	$6,182	$1,082
Foreclosed assets	$11,448	$0	$11,448	$0

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS
The carrying amounts of cash and short-term instruments, including interest-bearing due from banks, approximate fair values.

Index

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

BANK-OWNED LIFE INSURANCE
Bank-owned life insurance represents insurance policies on certain officers of the Company. The cash value of the policies is estimated using information provided by the insurance carrier. These policies are carried at their cash value, which approximates the fair value.

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2011 and December 31, 2010, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

Index

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$46,520	$46,520	$28,431	$28,431
Securities available-for-sale	209,348	209,348	206,092	206,092
Securities held-to-maturity	2,252	2,272	1,952	1,957
Restricted securities	3,679	3,679	4,320	4,320
Loans, net of allowances for loan losses	517,282	516,842	573,391	571,906
Bank owned life insurance	21,383	21,383	18,020	18,020
Accrued interest receivable	2,431	2,431	2,652	2,652

Financial liabilities:
Deposits	$690,402	$692,344	$679,214	$682,001
Federal funds purchased and other borrowings	619	619	731	731
Overnight repurchase agreements	37,877	37,877	50,757	50,757
Term repurchase agreements	1,916	1,916	38,959	38,955
Federal Home Loan Bank advances	35,000	39,602	35,000	39,260
Accrued interest payable	603	603	824	824

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

Index

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended September 30, 2011
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$8,980,855	$10,139	$1,134,786	$(1,133,857)	$8,991,923
Income from fiduciary activities	0	713,946	0	0	713,946
Other income	2,437,145	65,431	75,000	(90,776)	2,486,800
Total operating income	11,418,000	789,516	1,209,786	(1,224,633)	12,192,669

Expenses
Interest expense	1,619,245	0	3,089	(3,301)	1,619,033
Provision for loan losses	600,000	0	0	0	600,000
Salaries and employee benefits	4,195,687	510,582	128,481	0	4,834,750
Other expenses	3,500,412	223,337	70,787	(90,776)	3,703,760
Total operating expenses	9,915,344	733,919	202,357	(94,077)	10,757,543

Income before taxes	1,502,656	55,597	1,007,429	(1,130,556)	1,435,126

Income tax expense (benefit)	408,793	18,904	(35,850)	0	391,847

Net income	$1,093,863	$36,693	$1,043,279	$(1,130,556)	$1,043,279

Total assets	$848,274,180	$4,882,446	$85,589,149	$(86,177,039)	$852,568,736

	Three Months Ended September 30, 2010
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,159,276	$12,515	$1,127,461	$(1,126,829)	$10,172,423
Income from fiduciary activities	0	718,008	0	0	718,008
Other income	2,594,607	96,448	75,000	(90,876)	2,675,179
Total operating income	12,753,883	826,971	1,202,461	(1,217,705)	13,565,610

Expenses
Interest expense	2,254,951	0	3,123	(5,274)	2,252,800
Provision for loan losses	1,500,000	0	0	0	1,500,000
Salaries and employee benefits	3,881,046	530,575	127,441	0	4,539,062
Other expenses	3,656,342	224,303	73,417	(90,876)	3,863,186
Total operating expenses	11,292,339	754,878	203,981	(96,150)	12,155,048

Income before taxes	1,461,544	72,093	998,480	(1,121,555)	1,410,562

Income tax expense (benefit)	387,571	24,511	(36,030)	0	376,052

Net income	$1,073,973	$47,582	$1,034,510	$(1,121,555)	$1,034,510

Total assets	$914,325,739	$4,996,581	$83,373,669	$(83,979,375)	$918,716,614

Index

	Nine Months Ended September 30, 2011
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$27,476,064	$30,119	$2,678,818	$(2,676,034)	$27,508,967
Income from fiduciary activities	0	2,244,842	0	0	2,244,842
Other income	6,503,875	253,421	225,000	(271,428)	6,710,868
Total operating income	33,979,939	2,528,382	2,903,818	(2,947,462)	36,464,677

Expenses
Interest expense	5,153,941	0	9,267	(9,906)	5,153,302
Provision for loan losses	2,900,000	0	0	0	2,900,000
Salaries and employee benefits	12,444,063	1,524,632	391,424	0	14,360,119
Other expenses	10,255,450	682,616	177,544	(271,428)	10,844,182
Total operating expenses	30,753,454	2,207,248	578,235	(281,334)	33,257,603

Income before taxes	3,226,485	321,134	2,325,583	(2,666,128)	3,207,074

Income tax expense (benefit)	772,305	109,186	(97,650)	0	783,841

Net income	$2,454,180	$211,948	$2,423,233	$(2,666,128)	$2,423,233

Total assets	$848,274,180	$4,882,446	$85,589,149	$(86,177,039)	$852,568,736

	Nine Months Ended September 30, 2010
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$30,767,195	$40,457	$1,354,548	$(1,353,059)	$30,809,141
Income from fiduciary activities	0	2,319,856	0	0	2,319,856
Other income	7,191,614	346,248	228,038	(270,728)	7,495,172
Total operating income	37,958,809	2,706,561	1,582,586	(1,623,787)	40,624,169

Expenses
Interest expense	7,919,228	0	9,267	(16,777)	7,911,718
Provision for loan losses	7,500,000	0	0	0	7,500,000
Salaries and employee benefits	11,745,806	1,557,484	388,522	0	13,691,812
Other expenses	9,792,181	710,300	184,988	(270,728)	10,416,741
Total operating expenses	36,957,215	2,267,784	582,777	(287,505)	39,520,271

Income before taxes	1,001,594	438,777	999,809	(1,336,282)	1,103,898

Income tax expense (benefit)	(45,095)	149,184	(97,170)	0	6,919

Net income	$1,046,689	$289,593	$1,096,979	$(1,336,282)	$1,096,979

Total assets	$914,325,739	$4,996,581	$83,373,669	$(83,979,375)	$918,716,614

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2010 annual report on Form 10-K.  The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

The Bank extends a line of credit to the Parent. This line of credit may be used, from time to time and among other purposes, to repurchase the Parent’s publicly traded stock.  As of September 30, 2011, $244 thousand was drawn under the line of credit and $6 thousand remained available. Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%.  This loan is secured by a held-to-maturity security with a book value of $282 thousand and a market value of $289 thousand at September 30, 2011.  Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers.  These transactions are eliminated to reach consolidated totals.

Index

Note 10. Commitments and Contingencies
The Company has plans to expand the building of a current branch office.  On January 25, 2011 the Company signed a contract with a general contractor for construction of the building.  The contract entitles the contractor to the cost of construction plus a fee of 2.50%. The Company anticipates that the project will likely cost between $8.0 million and $10.0 million over the next two to three years.  $86 thousand has been disbursed as of September 30, 2011.

There have been no other material changes in the Company’s commitments and contingencies from those disclosed in the Company’s annual report on Form 10-K.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements.  For this purpose, any statement that is not a statement of historical fact may be a forward-looking statement.  These forward-looking statements may include, but are not limited to, statements regarding profitability, liquidity, the loan portfolio, allowance for loan losses, the security portfolio, interest rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, noninterest expense (and components of noninterest expense), noninterest income from bank-owned life insurance, income taxes, expected impact of efforts to restructure the balance sheet, market risk, growth strategy, investment strategy, product and service offerings and financial and other goals.  Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning.  Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic and business conditions, the quality or composition of the loan or investment portfolios, the size of the provision for loan losses, the adequacy of the allowance for loan losses, the level of nonperforming assets, impaired loans and charge-offs, the local real estate market, results of internal assessments and external bank regulatory examinations, the value of collateral securing loans, the value of and the Company’s ability to sell foreclosed assets, the cost to expand a current branch office, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, Federal Deposit Insurance Corporation (FDIC) premiums and/or assessments, demand for loan and other products, deposit flows, competition, and accounting principles, policies and guidelines. Monetary and fiscal policies of the U.S. Government could also adversely affect the Company; such policies include the impact of any regulations or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), the American Recovery and Reinvestment Act of 2009 (ARRA), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and other policies of the Office of the Comptroller of the Currency (OCC), U.S. Treasury and the Federal Reserve Board.

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

Critical Accounting Policies and Estimates
As of September 30, 2011, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2010 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments:  the allowance for loan losses.  For a discussion of the Company’s policies for calculating the allowance for loan losses, see Note 3 to the Consolidated Financial Statements.

Earnings Summary
Net income for the third quarter of 2011 was $1.0 million, effectively unchanged from the third quarter of 2010. For the nine months ending September 30, 2011, net income was $2.4 million, as compared to net income of $1.1 million for the same period in 2010.  The increase in year to date net income was primarily due to a reduction in the provision for loan losses, from $7.5 million in the first nine months of 2010 to $2.9 million in the same period of 2011.  Decreases in loans and in nonperforming assets between September 30, 2010 and September 30, 2011 allowed management to reduce the provision. Basic and diluted earnings per share for the three and nine months ended September 30, 2011 were $0.21 and $0.49, respectively. Basic and diluted earnings per share were $0.21 for the three months ended and $0.22 for the nine months ended September 30, 2010.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them.  Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest yield is calculated by dividing tax-equivalent net interest income by average earning assets. Although both total interest and dividend income and total interest expense decreased during the three and nine months ended September 30, 2011, from the same periods in 2010, total interest and dividend income decreased slightly more than total interest expense, causing net interest income to slightly decrease for the three and nine months ended September 30, 2011 compared to the same periods in 2010..

Net interest income, on a fully tax equivalent basis, was $7.4 million in the third quarter of 2011, a decrease of $553 thousand from the third quarter of 2010. The net interest yield was 3.87% in the third quarter of 2011, 10 basis points higher than the 3.77% net interest yield in the equivalent period in 2010. The higher net interest yield in the third quarter of 2011 as compared to the third quarter of 2010 was the result of two factors.  First, average interest-bearing liabilities declined faster than average earning assets. Second, net interest yield was affected by the rate on interest-bearing liabilities decreasing 24 basis points, while the  yield on earning assets decreased by only 11 basis points.

Tax-equivalent interest income decreased by $1.2 million, or 11.62%, in the third quarter of 2011 compared to the same period of 2010.  Average earning assets for the third quarter of 2011 decreased $79.9 million, or 9.45%, compared to the third quarter of 2010.  Interest expense decreased $634 thousand, or 28.14%, and average interest-bearing liabilities decreased by $84.5 thousand, or 12.35% in the third quarter of 2011 compared to the same period of 2010.  The decrease in interest expense is a result of the decrease in average interest-bearing liabilities and the 24 basis-point decrease in the average rate on interest-bearing liabilities in the third quarter of 2011 compared to the third quarter of 2010.

Index

For the nine months ended September 30, 2011, tax-equivalent net interest income was $22.5 million, down 2.58% from the first nine months of 2010. The net interest yield of 3.83% in the first nine months of 2011 was 26 basis points higher than the yield for the same period of 2010, due to the rate on interest-bearing liabilities decreasing faster than the yield on earning assets. Tax-equivalent interest income for the nine months ended September 30, 2011 decreased $3.4 million, or 10.83%, from the first nine months of 2010, while interest expense fell $2.8 million, or 34.87% between the same periods. The reduction in average interest-bearing liabilities was not enough to offset the loss of income from lower average earning assets, resulting in lower net interest income for the nine-month period ended September 30, 2011 as compared to the nine-month period ended September 30, 2010.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%.  The FOMC has kept the Federal Funds Target Rate unchanged during 2009, 2010 and the first nine months of 2011. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were booked prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities.  Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will slow as a high percentage of the Company’s interest-bearing liabilities have already re-priced.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields.  Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
			(in thousands)
ASSETS
Loans*	$533,960	$7,940	5.95%	$619,241	$9,252	5.98%
Investment securities:
Taxable	201,208	1,010	2.01%	186,227	854	1.83%
Tax-exempt*	2,684	49	7.30%	4,517	80	7.08%
Total investment securities	203,892	1,059	2.08%	190,744	934	1.96%
Interest-bearing due from banks	4,243	3	0.28%	1,132	1	0.35%
Federal funds sold	18,863	7	0.15%	29,249	15	0.21%
Other investments	4,472	17	1.52%	4,977	11	0.88%
Total earning assets	765,430	$9,026	4.72%	845,343	$10,213	4.83%
Allowance for loan losses	(10,163)			(12,138)
Other nonearning assets	85,484			82,090
Total assets	$840,751			$915,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$10,941	$1	0.04%	$10,663	$1	0.04%
Money market deposit accounts	169,873	88	0.21%	164,714	95	0.23%
Savings accounts	48,473	12	0.10%	46,010	12	0.10%
Time deposits, $100,000 or more	126,433	437	1.38%	145,729	645	1.77%
Other time deposits	175,187	634	1.45%	199,196	960	1.93%
Total time and savings deposits	530,907	1,172	0.88%	566,312	1,713	1.21%
Federal funds purchased, repurchase agreements and other borrowings	33,925	17	0.20%	83,028	110	0.53%
Federal Home Loan Bank advances	35,000	430	4.91%	35,000	430	4.91%
Total interest-bearing liabilities	599,832	1,619	1.08%	684,340	2,253	1.32%
Demand deposits	154,338			129,741
Noninterest-bearing repurchase agreements	0			16,265
Other liabilities	1,934			2,233
Stockholders' equity	84,647			82,716
Total liabilities and stockholders' equity	$840,751			$915,295
Net interest income/yield		$7,407	3.87%		$7,960	3.77%

Index

	For the nine months ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
			(in thousands)
ASSETS
Loans*	$552,864	$24,566	5.92%	$627,677	$28,028	5.95%
Investment securities:
Taxable	201,845	2,809	1.86%	179,912	2,508	1.86%
Tax-exempt*	3,031	166	7.30%	6,110	334	7.29%
Total investment securities	204,876	2,975	1.94%	186,022	2,842	2.04%
Interest-bearing due from banks	2,153	4	0.25%	1,186	2	0.22%
Federal funds sold	17,171	21	0.16%	40,807	64	0.21%
Other investments	4,637	49	1.41%	4,948	33	0.89%
Total earning assets	781,701	$27,615	4.71%	860,640	$30,969	4.80%
Allowance for loan losses	(10,828)			(10,563)
Other nonearning assets	85,098			79,760
Total assets	$855,971			$929,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,541	$5	0.06%	$10,948	$5	0.06%
Money market deposit accounts	169,650	268	0.21%	156,955	262	0.22%
Savings accounts	47,753	36	0.10%	44,998	35	0.10%
Time deposits, $100,000 or more	130,749	1,440	1.47%	164,020	2,072	1.68%
Other time deposits	179,489	2,041	1.52%	183,994	3,097	2.24%
Total time and savings deposits	539,182	3,790	0.94%	560,915	5,471	1.30%
Federal funds purchased, repurchase agreements and other borrowings	42,927	88	0.27%	92,329	471	0.68%
Federal Home Loan Bank advances	35,000	1,275	4.86%	51,827	1,970	5.07%
Total interest-bearing liabilities	617,109	5,153	1.11%	705,071	7,912	1.50%
Demand deposits	142,208			123,946
Noninterest-bearing repurchase agreements	12,265			16,230
Other liabilities	1,703			2,438
Stockholders' equity	82,686			82,152
Total liabilities and stockholders' equity	$855,971			$929,837
Net interest income/yield		$22,462	3.83%		$23,057	3.57%

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

The provision for loan losses was $600 thousand in the third quarter of 2011, as compared to $1.5 million in the third quarter of 2010 and was $2.9 million for the first nine months of 2011, as compared to $7.5 million in the first nine months of 2010. The Company was able to reduce the provision in 2011 due to a decrease of nonperforming loans and improvement in loan risk ratings as shown in Note 3 of the Consolidated Financial Statements contained in this quarterly report on Form 10-Q. In addition, management concluded that the lower provision was appropriate based on its analysis of the adequacy of the allowance for loan losses.

Net loans charged off were $822 thousand for the third quarter of 2011 as compared to $1.1 million for the third quarter of 2010.  For the first nine months of 2011 and 2010, net loans charged off were $6.4 million and $3.3 million, respectively.  Of the $6.4 million of net loans charged off in 2011, $4.2 million was due to three loans.  More than half of the $6.4 million of net loans charged off during the first nine months of 2011 was included in the 2010 provision for loan losses when management determined that these losses were probable.

Index

On an annualized basis, net loan charge-offs were 1.61% of total loans for the first nine months of 2011 compared with 0.70% for the same period in 2010. While net loans charged off remain high compared to historic levels and reflect ongoing difficulties in the commercial and consumer real estate sectors, the significantly elevated level of charge-offs that occurred in the first quarter of 2011 was not repeated in the second or third quarter of 2011.  Management does not anticipate the significantly elevated level of charge-offs that occurred in the first quarter of 2011 to be repeated in the fourth quarter of 2011. On a quarter-to-quarter basis, the Company’s net charge-offs for the first quarter of 2011 were elevated, at $4.7 million, while second quarter net charge-offs were $810 thousand, and third quarter net charge-offs were $822 thousand. Management believes that net loans charged off will remain relatively high as compared to historic levels until the economic recovery becomes more pronounced.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are not performing according to their modified terms, and foreclosed assets. See Note 3 of the financial statements for an explanation of these categories. Foreclosed assets consist of real estate from foreclosures on loan collateral. The majority of the loans 90 days past due but still accruing interest are classified as substandard. As noted below, substandard loans are a component of the allowance for loan losses.  When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. If the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time.

As of September 30, 2011, the Company had five TDRs with a carrying value of $2.0 million at September 30, 2011. These loans are performing in accordance with the new terms and are therefore not considered nonperforming assets.  The five TDRs are disclosed in Note 3 in this quarterly report on Form 10Q. All TDRs are considered impaired and are included on the impaired loan section of the analysis for loan losses.

Index

The following table presents information on nonperforming assets:

NONPERFORMING ASSETS

	September 30,	December 31,	Increase
	2011	2010	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$151	$178	$(27)
Real estate-construction	0	37	(37)
Real estate-mortgage (1)	12,184	20,550	(8,366)
Consumer loans	13	116	(103)
Total nonaccrual loans	$12,348	$20,881	$(8,533)
Loans past due 90 days or more and accruing interest
Commercial	$0	$0	$0
Real estate-construction	0	16	(16)
Real estate-mortgage (1)	175	33	142
Consumer loans	15	23	(8)
Other	3	1	2
Total loans past due 90 days or more and accruing interest	$193	$73	$120
Restructured loans
Real estate-mortgage (1)	$2,015	$1,639	$376
Total restructured loans	2,015	1,639	376
Less restructured loans currently in compliance (2)	2,015	1,639	376
Net nonperforming restructured loans	$0	$0	$0
Foreclosed assets
Real estate-construction	$4,070	$4,074	$(4)
Real estate-mortgage (1)	6,968	7,374	(406)
Total foreclosed assets	$11,038	$11,448	$(410)
Total nonperforming assets	$23,579	$32,402	$(8,823)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) As of September 30, 2011 and December 31, 2010 all of the Company's restructured loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2011 were $23.6 million, or 27.23% lower than nonperforming assets as of December 31, 2010.  The largest decrease in nonperforming assets was in the category of nonaccrual loans, which decreased by $8.5 million. Nonaccrual loans totaling $13.4 million were sold without recourse in the second and third quarters of 2011; $1.1 million of the second and third quarter 2011 charge-offs were related to these loans.  In future periods, the Company will evaluate opportunities to further improve asset quality and reduce nonaccrual loans through non-recourse sales of these loans.

The majority of the balance of nonaccrual loans at September 30, 2011 was related to a few large credit relationships. Of the $12.3 million of nonaccrual loans at September 30, 2011, $9.3 million or 75.32% was comprised of four credit relationships: $3.3 million, $3.0 million, $1.7 million, and $1.3 million.  The loans that make up the nonaccrual balance have been written down to their net realizable value.  As shown in the table above, the majority of the nonaccrual loans were collateralized by real estate at September 30, 2011 and December 31, 2010.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. As seen by the reduction in nonperforming assets during the first nine months of 2011, the quality of the Company’s loan portfolio has improved with nonperforming assets stabilizing due to charge-offs and non-recourse sales of nonaccrual loans.  Management believes that the elevated levels of nonperforming assets in prior quarters was primarily due to economic conditions, depressed commercial and residential real estate markets and the effects of unemployment on borrowers. However, management remains cautious about the future and is well aware that if the economy does not improve, nonperforming assets could increase in future periods.  As was seen in recent financial periods, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

Index

As of September 30, 2011, the allowance for loan losses was 41.36% of nonperforming assets and 77.76% of nonperforming loans. The definition of nonperforming loans is nonperforming assets less foreclosed assets. The allowance for loan losses was 1.85% of total loans on September 30, 2011 and 2.25% of total loans on December 31, 2010.

Allowance for Loan Losses
The allowance for loan losses is based on several components. In evaluating the adequacy of the allowance, each segment of the loan portfolio is divided into several pools of loans based on the Company’s internally assigned risk grades:

1.	Doubtful–specific identification
2.	Substandard–specific identification
3.	Pool–substandard
4.	Pool–other assets especially mentioned (rated just above substandard)
5.	Pool–pass loans (all other loans)

Historical loss rates, adjusted for the current economic environment, are applied to the above five pools of loans for each segment of the loan portfolio, except for impaired loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. Historical loss is based on the Company’s loss experience during the past eight quarters, which management believes reflects the risk related to each segment of loans in the current economic environment. The historical loss component of the allowance amounted to $5.3 million and $5.1 million as of September 30, 2011 and December 31, 2010, respectively.  This increase is due to higher charge-offs in the first, second and third quarters of 2011 as compared to the level of charge-offs in certain quarters included in past historical loss periods.  The Company uses a rolling eight-quarter average to calculate the historical loss component of the allowance, so lower charge-offs in the first three quarters of 2009 are no longer included in the calculation as of September 30, 2011, which has caused the historical loss component to increase.

In addition, nonperforming loans and both performing and nonperforming TDRs are analyzed for impairment under U.S. GAAP and are allocated based on this analysis. Increases in nonperforming loans and TDRs affect this portion of the adequacy review. The Company’s nonperforming loans and nonperforming TDRs fall into the following pools of loans: doubtful–specific identification and substandard–specific identification.  Performing TDRs can fall into any of the five pools noted above.  Therefore, changes in nonperforming loans and TDRs affect the dollar amount of the allowance.  Unless the nonperforming loan or TDR is not impaired (i.e. the collateral value is considered sufficient), increases in nonperforming loans and TDRs are reflected as an increase in the allowance for loan losses.

The majority of the Company’s nonperforming loans and TDRs are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable.  Any loan balance that is in excess of the appraised value is allocated in the allowance. In the current real estate market, appraisers may have difficulty finding comparable sales, which is causing some appraisals to be very low. As a result, the Company is being conservative in its valuation of collateral which results in higher than normal charged off loans and higher than normal increases to the Company’s allowance for loan losses.  As of September 30, 2011 and December 31, 2010, the impaired loan component of the allowance for loan losses amounted to $2.9 million and $3.0 million, respectively, and for each quarter is reflected as a valuation allowance related to impaired loans in Note 3 of the Notes to the Consolidated Financial Statements included in this Form 10-Q. As shown in the impaired loan tables in Note 3, the recorded investment in impaired loans at September 30, 2011 was $13.9 million. Although the impaired loan component of the allowance has not decreased as compared to December 31, 2010, the majority of the $2.9 million impaired loan component as of September 30, 2011 is associated with two impaired loans.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, loan concentrations, and legal and regulatory changes. The qualitative component of the allowance amounted to $1.5 million and $5.1 million as of September 30, 2011 and December 31, 2010, respectively. The reduction in this component is due to several reasons.  Total loans have declined $59.6 or 10.16% from December 31, 2010 to September 30, 2011. In addition, as detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this Form 10-Q, nonaccruals have declined $8.5 million when comparing December 31, 2010 to September 30, 2011 and the credit quality of the loan portfolio has dramatically improved with OAEM, substandard and doubtful loans dropping from $78.0 million or 13.3% of the total loan portfolio at December 31, 2010 to $28.9 million or 5.49% of the total loan portfolio at September 30, 2011.  The large drop in risk rated assets indicates that the quality of the loan portfolio is improving. The strength of the loan portfolio is also supported by the improvement in past due loans. As detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this Form 10-Q past due loans have dropped from $16.6 million or 2.82% of total loans as of December 31, 2010 to $3.2 million or 0.61% of total loans as of September 30, 2011.

Index

As a result of these changes and management’s belief that nonperforming assets are declining and will continue to decline, the Company added, through the provision, $600 thousand and $2.9 million to the allowance for loan losses in the three and nine months ended September 30, 2011. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming loans closely and make changes to the allowance for loan losses when management concludes such changes are necessary.

Noninterest Income
For the third quarter of 2011, noninterest income decreased $192 thousand, or 5.67%, as compared to the same period in 2010. Noninterest income generated by gains on sale of available-for-sale securities was $386 thousand for the third quarter of 2011, $155 thousand lower than for the same period of 2010.  Noninterest income from fiduciary duties and bank-owned life insurance also decreased during the third quarter of 2011 as compared to the third quarter of 2010, although these declines were partially offset by higher other service charges, commissions and fees during the third quarter of 2011.  Other operating income also decreased from the third quarter of 2010 to the same period in 2011, partly due to reduced income from the Company’s joint venture, Old Point Mortgage, LLC, which was $36 thousand lower in the third quarter of 2011 as compared to the third quarter of 2010.

For the nine months ended September 30, 2011, noninterest income decreased by $859 thousand as compared to the nine months ended September 30, 2010.  In the noninterest income category of service charges on deposit accounts, overdraft fee income was $533 thousand lower in the nine months ended September 30, 2011 than the same period in 2010, due to changes to Regulation E in the third quarter of 2010. The changes to Regulation E require customers to authorize in advance overdrafts caused by debit card and ATM transactions. The Company has made an effort to educate customers on the benefits of its overdraft programs, and as a result, overdraft fee income for the third quarter of 2011 was up $40 thousand from the third quarter of 2010. Despite this positive sign, the Company expects continued uncertainty regarding overdraft fee income.

To compensate for the uncertainty in overdraft fee income, the Company is developing and marketing other income-producing products, such as remote deposit capture and lockbox services, to help drive future noninterest income. As a result of this emphasis, income from merchant processing and debit cards together have grown $196 thousand, or 14.57%, between the first nine months of 2010 and the same period in 2011.  These two income line items are included in the other service charge, commissions and fees category of noninterest income.

Two noninterest items were elevated during the first nine months of 2010, impacting the year-over-year comparison of the Company’s 2011 noninterest income. For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, the decline in noninterest income from bank owned life insurance is principally due to life insurance proceeds received by the Company during 2010 that were not received in 2011. The Company has purchased additional life insurance policies during the third quarters of 2010 and 2011 which should increase noninterest income in future periods.  In addition, gains on sales of securities were $104 lower during the first nine months of 2011 as compared to 2010.

The majority of the decrease in the other operating income category when comparing the nine months ended September 30, 2011 to the same period in 2010, related to reduced income from the Company’s joint venture, Old Point Mortgage, LLC, which was $59 thousand lower in the first nine months of 2011 as compared to the same period of 2010.

Noninterest Expense
The Company’s noninterest expense increased by $136 thousand for the third quarter of 2011, as compared to the third quarter of 2010.  The largest increase when comparing the third quarters of 2011 and 2010 is in the salaries and employee benefits category, which increased $296 thousand during the third quarter of 2011, due to the hiring of additional employees in 2011 as discussed further below.  The increase in salaries and benefits expense is partially offset by reductions in the FDIC insurance and advertising categories which reduced by $133 thousand and $46 thousand, respectively for the three months ended September 30, 2011 as compared to the same period in 2010. The reduction in FDIC insurance expense was due to changes effective April 1, 2011 in the method for calculating this expense.  Management believes that these changes will continue to have a positive impact on the Company’s FDIC insurance expense.  The Company has reduced advertising expenses as part of its efforts to control noninterest expenses, focusing on earned publicity rather than paid advertising.

Index

The Company’s noninterest expense increased by $1.1 million when comparing the first nine months of 2011 to the first nine months of 2010. For the nine months ending September 30, 2011, salaries and employee benefits increased by $668 thousand over the same period in 2010 as the Company added 12.5 full-time equivalent employees. Many of these newly hired employees are in the Company’s private banking and corporate lending areas and were hired to increase small business lending, treasury services, and lending in areas other than commercial real estate as part of management’s focus on increasing loans and noninterest income.

Partially as a result of the Company’s focus on developing additional income-producing products, such as remote deposit capture and lockbox services, the Company’s data processing expenses increased for the nine months ended September 30, 2011 as compared to the same period in 2010.  As the Company continues to offer and promote these products, data processing expense may remain elevated over the Company’s historical levels.

Other significant areas of noninterest expense that increased in the nine months ended September 30, 2011 were loan expenses and losses on write-downs and sales of foreclosed assets. Both expense categories have increased as the Company manages problem loans created by the economic downturn. This increased focus has helped the Company to significantly reduce nonperforming assets as discussed above. However, these expenses will likely continue to be elevated for the foreseeable future.

Balance Sheet Review
At September 30, 2011, the Company had total assets of $852.6 million, a decrease of $34.3 million or 3.86% compared to total assets of $886.8 million as of December 31, 2010.  This decrease is largely due to the current economic environment as loan demand has fallen and the Company’s loan portfolio has decreased during 2011.  Net loans as of September 30, 2011 were $517.3 million, a decrease of 9.79% from $573.4 million at December 31, 2010. Loan balances have declined for several reasons, including: higher than normal amortization of residential loans due to an attractive refinance market; closer management of revolving credits; purposeful exiting of troubled credits; partial charge-offs of some larger troubled loans to properly account for reasonable collateral value; regularly scheduled payoffs exceeding loan demand from qualified borrowers and reduced quality loan demand in the Company’s market.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of September 30, 2011.

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

The following table details the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Index

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of September 30, 2011
(in thousands)

	Amount	Percent
Subprime	$22,953	21.2%
Non-subprime	85,432	78.8%
	$108,385	100.0%

Total loans	$527,034
Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.36%

In addition to the subprime loans secured by real estate discussed above, as of September 30, 2011, the Company had an additional $2.7 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate.  Together with the subprime loans secured by real estate, the Company’s total subprime loans as of September 30, 2011 were $25.7 million, amounting to 4.87% of the Company’s total loans at September 30, 2011.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first nine months of 2011 were $856.0 million compared to $929.8 million for the first nine months of 2010.  The reduction in average assets as of September 30, 2011 as compared to average assets as of September 30, 2010 was due mainly to the decline in average loans of $74.8 million, due to the factors impacting the loan portfolio identified above.

Total available-for-sale and held-to-maturity securities at September 30, 2011 was $211.6 million, an increase of 1.71% from $208.0 million at December 31, 2010.  Since loan demand continues to be slow and yields on investment securities are low, the Company has placed an increased emphasis on improving the Company’s net interest margin by reducing dependence on higher-cost sources of funding.  As a result of these balance sheet decisions on how to allocate excess liquidity, management has improved the Company’s net interest margin. The net interest margin for the nine months ended September 30, 2011 was 3.83%, a 26 basis point improvement over the 3.57% net interest margin for the same period in 2010. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At September 30, 2011, noninterest-bearing and savings deposits were $36.8 million higher than comparable deposits at December 31, 2010. In addition to improving the Company’s net interest margin, the Company has focused on building customer relationships. A portion of the growth in noninterest-bearing and savings deposits was due to the sale of high-quality treasury services. Customers pay for these services either with compensating balances or with fees which flow to noninterest income. As seen by both the balance sheets and the income statement, these efforts are working. The liability side of the balance sheet has shifted from higher cost non-relationship funds to lower cost, service providing accounts. The Company reduced its higher cost time deposits and repurchase agreement balances by $75.6 million since December 31, 2010.

Term repurchase agreements also decreased during the nine months ended September 30, 2011, partially due to the exiting of certain high-cost, non-relationship accounts and partially due to an internal restructuring of the accounts of a single large customer from repurchase agreements to noninterest-bearing deposit accounts.  Because the FDIC recently modified how deposit insurance premiums are calculated and noninterest-bearing deposits are now fully insured, the Company was able to make this change and free up the securities that were used as collateral for the repurchase agreement.

Capital Resources
Total stockholders’ equity as of September 30, 2011 was $85.3 million, up 5.42% from $81.0 million at December 31, 2010. Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill.  Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.  The following is a summary of the Company’s capital ratios at September 30, 2011.  As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company’s capital position remains strong.

Index

	2011 Regulatory Minimums	September 30, 2011
Tier 1	4.00%	14.26%

Total Capital	8.00%	15.51%

Tier 1 Leverage	4.00%	10.18%

Book value per share was $17.21 at September 30, 2011 up from $16.84 at September 30, 2010.  Cash dividends were $248 thousand or $0.05 per share in the third quarter of 2011 and $247 thousand or $0.05 per share in the third quarter of 2010. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large stable deposit base.  In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB.  As of the end of the third quarter of 2011, the Company had $219.5 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds lines with correspondent banks.  As of the end of the third quarter of 2011, the Company had $33.0 million available in federal funds lines to handle any short-term borrowing needs.

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

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows.  In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.  For a detailed discussion of the Company’s commitments and contingencies, see Note 10 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

Index

As of September 30, 2011, other than those disclosed above, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2010 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2011, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2010 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2011.  It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At September 30, 2011, non-maturing deposit liabilities totaled $391.2 million or 56.67% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to assess the impact on the Company’s earnings at September 30, 2011.  The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.40% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 1.00% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 2.24% increase in net interest income.

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

Index

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

Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own.  Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options.  During the quarter ended September 30, 2011, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended September 30, 2011, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 14, 2011	/s/ Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)