Form 10-K
period 2011-12-31
OLD POINT FINANCIAL CORP
filed 2012-03-30
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-12896

OLD POINT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1265373
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒                         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes ☐                         No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2011 was $36,703,695 based on the closing sales price on the NASDAQ Capital Market of $11.73.

There were 4,959,009 shares of common stock outstanding as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 22, 2012, are incorporated by reference in Part III of this report.

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

The Company completed a spin-off of its trust department as of April 1, 1999. The organization is chartered as Old Point Trust & Financial Services, N.A. (Trust). Trust is a nationally chartered trust company. The purpose of the spin-off was to have a corporate structure more ready to compete in the field of wealth management. Trust is a wholly-owned subsidiary of the Company.

The Bank is a national banking association that was founded in 1922. As of the end of 2011, the Bank had 21 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and business customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2011, the Company had assets of $849.5 million, loans of $520.3 million, deposits of $690.9 million, and stockholders' equity of $85.9 million. At year-end, the Company and its subsidiaries had a total of 334 employees, 24 of whom were part-time.

MARKET AREA AND COMPETITION

The Company’s market area is located in Hampton Roads. Situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor, the Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the US Census Bureau’s 2010 census. Recently recognized by a University of Wisconsin study as the nation’s most diverse region, Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. An integrated transportation network of interstate highways, air, rail and sea services provide excellent access between the communities of this region and the markets of the world.

Six of the ten largest population centers in the United States are located within 750 miles of Hampton Roads. The Hampton Roads MSA is the largest market between Washington DC and Atlanta, GA, and the fourth largest MSA in the southeast. The region has seen a 5.9% increase in population between 2000 and 2009 and is home to nearly 1.7 million people. The Virginia Employment Commission projects the population in the Hampton Roads MSA to be nearly 1.85 million people by the year 2020.

With the world’s largest natural deepwater harbor, Hampton Roads’ ports have played an important role in the region’s history and economy. In addition, Hampton Roads is home to one of the largest military installations in the world and one of the largest concentrations of Department of Defense personnel in the United States.

The Hampton Roads MSA is the third largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). The Company’s market area is serviced by 377 branches of banks and savings and loans and 87 credit unions. In addition, branches of virtually every major brokerage house serve the Company’s market area.

Index

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

Because community banks typically rely on their local branch and office networks, there is strong competition for local deposits and loans. This is particularly true in the current competitive market with the recent upheaval in the financial services industry. Community banks are well positioned to reclaim business lost to larger banks because banking is a relationship business, where character and creditworthiness both count. A community bank takes more personalized care of its customers because customers are more than just a number to it. This is especially important to consumers now, at a time when the level of trust in larger, more complex institutions is decreasing.

In order to capitalize on these opportunities and emerge from the crisis stronger, community banks must position themselves to compete with larger banks in the long term. To accomplish this, the Company is focused on strengthening customer loyalty, establishing a strong, customer-focused brand and improving its cross-selling strategies across all lines of business. Because high levels of trust drive both referral behavior and future purchase intentions, loyalty experts agree it is more cost-effective to retain customers than to acquire them. By focusing on relationships with current customers, the Company has the opportunity to grow from within, then use these internal growth patterns to expand Company business with new customers.

Concurrently, the Company is striving to build a stronger presence in the business banking market, where greater opportunities for fee-based revenues and cross-selling exist. Small businesses create two thirds or more of all net new jobs, according to the US Department of Labor, and as such, are an extremely valuable resource. In 2009, the Company expanded its treasury services offerings by adding a Corporate Banking group and expanding its product offerings to match those offered by larger institutions. This expansion continued throughout 2011 with an aim towards growth and relationship development. Through these business banking capabilities, the Company is able to service a highly lucrative market that offers the opportunities to identify new revenue streams and cross sell additional products.

Personal assets held by non-banks are difficult to track at a local level, so research relies on deposits reported by governmental agencies to measure market share. As of June 30, 2011, the Company held eighth place with 3.13% market share of all Hampton Roads deposits. Overall deposit growth remains consistent in the geographically smaller markets as well. In Hampton, the Company retains first place and continues to gain momentum with 33% market share and deposit growth totaling over $15 million, as compared to 32% market share at June 30, 2010. Market share also increased in Isle of Wight, with deposits rising by nearly $2 million over the previous year. By contrast, Newport News’ total deposits fell by approximately 6% ($8 million) and in James City deposits decreased by 5% ($3 million).

In the Company’s Southside Virginia markets, deposits also dropped in each region with Norfolk decreasing approximately $7 million, Virginia Beach falling by $3 million, and Chesapeake decreasing by $2 million in total deposits, as compared to 2010. Combined with heightened marketing efforts, these branches continue to work diligently to increase the Company’s name recognition in their respective regions of the Hampton Roads MSA.

The Company also faces competitive pressure from credit unions. The three largest credit unions headquartered in the Hampton Roads MSA are Chartway Federal Credit Union, Langley Federal Credit Union, and Bay Port Credit Union with deposits totaling approximately $1.75 billion, $1.41 billion, and $985 million, respectively. Chartway posted an 18% growth rate, surpassing Langley in deposit growth for the second year in a row. Langley posted a 5% growth rate and Bay Port posted a 3% growth rate. Navy Federal Credit Union also has a very strong presence on the Southside of Hampton Roads, with 24 branches in Virginia Beach, Norfolk, Chesapeake and Portsmouth. Navy Federal has begun to branch out onto the Peninsula. They have opened two branches in Hampton, one branch in Newport News and another branch in Williamsburg.

Index

AVAILABLE INFORMATION

The Company maintains a website on the Internet at www.oldpoint.com. The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). This reference to the Company’s Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Company’s Internet address is not part of this Form 10-K or any other report filed by the Company with the SEC. The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's SEC filings can also be obtained on the SEC’s website on the Internet at www.sec.gov.

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

When enacted in 2002, Section 404(a) of the SOX required public companies to include in their annual reports on Form 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and Section 404(b) of the SOX required the company’s auditor to attest to and report on management’s assessment. From 2002 through 2012, the SEC had delayed implementation of Section 404(b) of the SOX for public companies with a public float below $75 million (i.e. companies that are smaller reporting companies or non-accelerated filers). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) permanently exempted smaller reporting companies and non-accelerated filers from Section 404(b) of the SOX, and the SEC made conforming amendments to certain of its rules and forms in September 2010. Accordingly, the Company will not be required to submit an attestation from its auditor regarding management’s assessment of the effectiveness of the Company’s internal controls as long as its public float remains below $75 million.

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

The Board of Governors of the Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Board of Governors has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The Company is required to file periodic reports with the Federal Reserve Bank (FRB) and provide any additional information the FRB may require. The FRB also has the authority to examine the Company and its subsidiaries, as well as any arrangements between the Company and its subsidiaries, with the cost of any such examinations to be borne by the Company.

Index

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

The Dodd-Frank Act. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Company and the Bank. Such provisions affecting the business of the Company and the Bank include the following:

•
Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (DIF) of the FDIC and increased the floor applicable to the size of the DIF. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•
Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Index

•
Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the CFPB), responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the Comptroller.

•
Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations are expected to significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•	Require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state.

•
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•
Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage”, which must still be defined by the regulators. FHA, VA and Rural Housing Service loans are specifically exempted from the risk retention requirements.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies not just financial institutions.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, Bank and Trust or their customers or the financial industry more generally. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could impact the Company’s and the Bank’s future equity raising activities. Although the Company and Bank have not issued trust preferred securities, provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities could cause the Company and the Bank to seek other sources of capital in the future.

Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below.

Incentive Compensation. In June 2010, the Federal Reserve, the Comptroller and the FDIC issued comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

Index

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Basel III Capital Framework. In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure "Common Equity Tier 1" (CET1), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

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

Index

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.
•	4.5% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.

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

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. In July 2010, the Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage to $250,000 per depositor, but did not change FDIC deposit insurance coverage for retirement accounts, which remains $250,000 per depositor. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts. For purposes of this extension, the definition of noninterest-bearing transaction accounts includes traditional checking accounts or demand deposit accounts on which no interest is paid and Interest on Lawyer Trust Accounts (IOLTAs), and excludes negotiable order of withdrawal consumer check accounts (NOW accounts) and money market deposit accounts. The extended program is not optional and, unlike the insurance coverage that was previously offered by the FDIC through the Transaction Account Guarantee Program, will no longer be funded by separate premiums. This temporary unlimited deposit insurance coverage became effective on December 31, 2010 and terminates on December 31, 2012.

Under the Federal Deposit Insurance Act (FDIA), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments. In February 2011, the FDIC approved a final rule that changed the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopted a new large-bank pricing assessment scheme; and set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF. The changes went into effect beginning with the second quarter of 2011, which was payable at the end of September 2011. The rule also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent.

Under the FDIC’s deposit insurance assessment system, insured institutions are assigned to one of four risk categories, based on supervisory evaluations, regulatory capital levels and certain other factors. As applied to small institutions, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings (CAMELS components) and other information. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates are determined by the FDIC and, beginning April 1, 2011, initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

Index

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis.

On October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. The restoration plan requires the FDIC to update its loss and income projections for the DIF at least semiannually, and if needed the FDIC may increase or decrease assessment rates following a notice-and-comment rulemaking.

Special Deposit Insurance Assessment and Prepayment of Assessments. In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The assessment was part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system. In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year.

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

Index

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

Restrictions on Proprietary Trading. The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. This provision of the Dodd-Frank Act is commonly called the “Volcker Rule.” In October 2011, federal financial regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposed rules. The proposed rules are highly complex and many aspects of their application remain uncertain. Based on the proposed rules, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or the Bank, as the Company and the Bank do not engage in the businesses prohibited by the Volcker Rule. Until final rules are adopted, the precise financial effect of these rules on the Company and the financial industry cannot be determined.

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

Index

The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices. The CFPB has stated that it will focus on (i) risks to consumers and compliance with federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and depository institutions with a more specialized focus, and (iv) non-depository companies that offer one or more consumer financial products or services.

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve and to the Bank by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities could influence how the Federal Reserve and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities cannot be forecast.

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

Item 1A. Risk Factors

U.S. and international economic conditions and credit markets pose challenges for the Company and could adversely affect the results of operations, liquidity and financial condition. The Company is currently operating in a challenging and uncertain economic environment, both in the local markets it serves and in the broader national and international economies. A further deterioration of national or international economic conditions could adversely affect the financial condition and operating performance of financial institutions, including by reducing the value of the Company’s securities portfolio, and could increase the regulatory scrutiny of financial institutions. A further deterioration of local economic conditions could lead to further declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value. Such a further deterioration of local economic conditions could cause the level of loan losses to exceed the level the Company has provided in its allowance for loan losses which, in turn, would reduce the Company’s earnings.

Global credit market conditions could continue to be disrupted and volatile. Although the Company remains well capitalized and has not suffered any liquidity issues, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in the U.S. and international markets and economy may adversely affect the Company’s liquidity, financial condition and profitability.

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company’s profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company’s control, including competition; federal economic, monetary and fiscal policies; and economic conditions. Changes in interest rates affect operating performance and financial condition. The Company tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s net interest margin and, in turn, its profitability. At December 31, 2011, based on scheduled maturities only, the Company’s balance sheet was liability sensitive at the one year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment.

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

The Company’s substantial dependence on dividends from its subsidiaries may prevent it from paying dividends to its stockholders and adversely affect its business, results of operations or financial condition. The Company is a separate legal entity from its subsidiaries and does not have significant operations or revenues of its own. The Company substantially depends on dividends from its subsidiaries to pay dividends to stockholders and to pay its operating expenses. The availability of dividends from the subsidiaries is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the Comptroller could assert that payment of dividends by the subsidiaries is an unsafe or unsound practice. In the event the subsidiaries are unable to pay dividends to the Company, the Company may not be able to pay dividends on the Company’s common stock, service debt or pay operating expenses. Consequently, the inability to receive dividends from the subsidiaries could adversely affect the Company’s financial condition, results of operations, cash flows and limit stockholders’ return, if any, to capital appreciation.

The Company’s profitability depends significantly on local economic conditions. The Company’s success depends primarily on the general economic conditions of the markets the Company operates in. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Hampton Roads MSA. The local economic conditions in this area have a significant impact on the demand for loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Company’s control could impact these local economic conditions. The decline in general economic conditions and the current challenging economic environment have negatively affected the financial results of the Company’s operations.

A decline in real estate values could cause a significant portion of the Company’s loan portfolio to be under-collateralized and adversely impact the Company’s operating results and financial condition. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company’s loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, the Company may not be able to realize the dollar value from the collateral that it anticipated at the time of originating the loan.

In recent years, the market value of real estate has declined, leaving the Company with certain loans that are under-collateralized. Some of these loans have become troubled and have been foreclosed upon, and the Company was unable to realize the expected value of the collateral. Due to these events, the Company has established a valuation reserve for foreclosed assets, which negatively affects the Company’s earnings in periods in which a provision is added to the valuation reserve.

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

The allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect, and have in recent years materially and adversely affected, the Company’s operating results. The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolutions, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, that may be beyond the Company’s control and these future losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While management believes that the Company’s allowance is adequate to cover current losses, the Company cannot assure investors that it will not need to increase the allowance or that regulators will not require the allowance to be increased. Either of these occurrences could materially and adversely affect earnings and profitability.

The Dodd-Frank Act could increase the Company’s regulatory compliance burden and associated costs, place restrictions on certain products and services and limit its future capital raising strategies. A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent years. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank. When fully implemented, the Dodd-Frank Act will likely increase the Company’s regulatory compliance burden and may have a material adverse effect on the Company, by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on the Company’s and the Bank’s business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Act creates a new financial consumer protection agency that could impose new regulations and include its examiners in routine regulatory examinations conducted by the Comptroller. This agency, named the Consumer Financial Protection Bureau, may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Company and the Bank. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Company, the Bank and/or Trust by virtue of the adoption of such policies and best practices by the Federal Reserve, Comptroller and FDIC. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may have a material impact on the Company’s business, financial condition and results of operations.

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

Index

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase interest expense. As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on commercial demand deposit accounts was repealed. As a result, beginning on July 21, 2011, financial institutions could begin offering interest on demand deposits. Although the Company cannot be certain what rates other institutions may offer, the Company expects the impact of offering interest on demand deposits to remain minimal as long as the low rate environment continues. When rates begin to increase, however, the Company’s interest expense may increase and the net interest margin may decline, which could adversely affect the Company’s business, financial condition and results of operations.

Deposit insurance premiums could increase in the future, which may adversely affect future financial performance. The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (the DIF) at a certain level. Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including the Bank. This special assessment was imposed due to the need to replenish the DIF, as a result of increased bank failures and expected future bank failures. In addition, the FDIC required regulated institutions to prepay their fourth quarter 2009, and full year 2010, 2011 and 2012 assessments in December 2009. Any similar, additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse effect on the Company’s financial condition and results of operations.

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules that were effective April 1, 2011. A depository institution’s deposit insurance assessment is now calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits. These changes did not increase the Company’s FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank’s asset size increases or the FDIC takes other actions to replenish the DIF, the Bank’s FDIC insurance premiums could increase.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them. The Company is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of operations, including those referenced above. Regulations adopted by these agencies, which are generally intended to protect depositors and customers rather than to benefit stockholders, govern a comprehensive range of matters including, without limitation, ownership and control of the Company’s shares, acquisition of other companies and businesses, permissible activities that the Company and its subsidiaries may engage in, maintenance of adequate capital levels and other aspects of operations. These regulations could limit the Company’s growth by restricting certain of its activities. The laws, rules and regulations applicable to the Company are subject to regular modification and change. Regulatory changes could subject the Company to more demanding regulatory compliance requirements which could affect the Company in unpredictable and adverse ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or damage to the Company’s reputation, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Legislation and regulatory initiatives containing wide-ranging proposals for altering the structure, regulation and competitive relationship of financial institutions are introduced regularly. The Company cannot predict in what form or whether a proposed statute or regulation will be adopted or the extent to which such adoption may affect its business.

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

Index

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

System failures, interruptions or breaches of security could adversely impact the Company’s business operations and financial condition. Communications and information systems are essential to the conduct of the Company’s businesses, as such systems are used to manage customer relationships, general ledger, deposits and loans. While the Company has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of the security systems could deter customers from using the Bank’s website and online banking service, both of which involve the transmission of confidential information. Although the Company and the Bank rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect the systems from compromises or breaches of security, which would adversely affect the Company’s results of operations and financial condition.

In addition, the Company outsources certain data processing to certain third-party providers. If the third-party providers encounter difficulties, or if the Company has difficulty in communicating with them, the Company’s ability to adequately process and account for customer transactions could be affected, and the Company’s business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption or breach of security could damage the Company’s reputation and result in a loss of customers and business, could subject it to additional regulatory scrutiny or could expose it to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company and its subsidiaries are subject to operational risk, which could adversely affect business, financial condition and results of operation. The Company and its subsidiaries, like all businesses, are subject to operational risk, which is the risk of loss resulting from human error, fraud or unauthorized transactions due to inadequate or failed internal processes and systems, and external events that are wholly or partially beyond the Company’s control (including, for example, computer viruses or electrical or telecommunications outages). Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Although the Company and its subsidiaries seek to mitigate operational risk through a system of internal controls, there can be no assurance that they will not suffer losses from operational risks in the future that may be material in amount. Any losses resulting from transaction risk could take the form of explicit charges, increased operational costs, litigation costs, harm to reputation or forgone opportunities, any and all of which could have a material adverse effect on business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Index

Item 2. Properties

As of December 31, 2011, the Company owned the main office located in Hampton, Virginia, five office buildings and 16 branches. All of these are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Company under an agreement that expired in October 2011. The Bank is currently negotiating a new written lease. Two of the remaining three branches are leased from unrelated parties. The Crown Center branch is leased from Crown Center Associates, LLC, which is indirectly owned by Michael Glasser, a member of the Company’s Board of Directors. The three branch leases have renewal options that expire anywhere within three to nine years from December 31, 2011.

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

Item 4. Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age)	Served in Current Position	Principal Occupation During
And Present Position	Since	Past Five Years

Robert F. Shuford, Sr. (74)	1965	Banker
Chairman, President & Chief Executive Officer
Old Point Financial Corporation

Louis G. Morris (57)	1988	Banker
Executive Vice President/Bank
Old Point Financial Corporation

Laurie D. Grabow (54)	1999	Banker
Chief Financial Officer & Senior Vice President/Finance
Old Point Financial Corporation

Eugene M. Jordan, II (57)	2003	Banker
Executive Vice President/Trust
Old Point Financial Corporation

Robert F. Shuford, Jr. (47)	2003	Banker
Senior Vice President/Operations
Old Point Financial Corporation

Melissa L. Burroughs (47)	2007	Banker
Senior Vice President/Lending & Business Development
Old Point Financial Corporation

Joseph R. Witt (51)	2008	Banker
Senior Vice President/Corporate Banking
Old Point Financial Corporation

Prior to 2008, Joseph Witt served as the North American Treasurer for an international building supply company for thirteen years. Mr. Witt holds an MBA with a concentration in banking and is a Certified Public Accountant.

Index

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of February 29, 2012 was 1,262. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $10.42. The range of high and low sale prices and dividends paid per share of the Company's common stock for each quarter during 2011 and 2010 is presented in Item 7 of this report on Form 10-K under “Capital Resources” and is incorporated herein by reference. Additional information related to stockholder matters can be found in Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company’s common stock under this plan during 2011. There is currently no stated expiration date for this program.

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. No such repurchases occurred during 2011.

Index

Item 6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2011	2010	2009	2008	2007
	(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$36,251	$40,890	$41,682	$46,501	$49,021
Interest expense	6,715	9,982	14,323	19,006	23,349
Net interest income	29,536	30,908	27,359	27,495	25,672
Provision for loan losses	3,700	8,800	6,875	2,400	1,000
Net interest income after provision for loan losses	25,836	22,108	20,484	25,095	24,672
Net gains (losses) on available-for-sale securities	787	541	290	(47)	3
Noninterest income	11,409	12,098	12,324	12,769	12,483
Noninterest expenses	33,679	33,051	31,205	28,376	26,023
Income before income taxes	4,353	1,696	1,893	9,441	11,135
Income tax expense	1,063	149	211	2,651	3,166
Net income	$3,290	$1,547	$1,682	$6,790	$7,969

FINANCIAL CONDITION

Total assets	$849,504	$886,842	$921,422	$834,965	$822,557
Total deposits	690,879	679,214	662,502	646,524	596,165
Total loans	520,327	586,619	635,242	637,452	597,144
Stockholders' equity	85,865	80,952	81,608	82,898	79,707
Average assets	853,849	924,709	868,082	832,533	824,727
Average equity	83,322	82,513	82,772	82,195	77,479

PERTINENT RATIOS

Return on average assets	0.39%	0.17%	0.19%	0.82%	0.97%
Return on average equity	3.95%	1.87%	2.03%	8.26%	10.29%
Dividends paid as a percent of net income	30.12%	79.64%	137.16%	47.66%	37.78%
Average equity as a percent of average assets	9.76%	8.92%	9.54%	9.87%	9.39%

PER SHARE DATA ***

Basic earnings per share	$0.66	$0.31	$0.34	$1.39	$1.61
Diluted earnings per share	0.66	0.31	0.34	1.38	1.59
Cash dividends declared	0.20	0.25	0.47	0.66	0.61
Book value	17.31	16.40	16.60	16.90	16.24

GROWTH RATES

Year-end assets	-4.21%	-3.75%	10.35%	1.51%	-2.95%
Year-end deposits	1.72%	2.52%	2.47%	8.45%	1.32%
Year-end loans	-11.30%	-7.65%	-0.35%	6.75%	2.32%
Year-end equity	6.07%	-0.80%	-1.56%	4.00%	6.75%
Average assets	-7.66%	6.52%	4.27%	0.95%	3.82%
Average equity	0.98%	-0.31%	0.70%	6.09%	6.81%
Net income	112.67%	-8.03%	-75.23%	-14.79%	13.45%
Cash dividends declared	-20.00%	-46.81%	-28.79%	8.20%	8.93%
Book value	5.55%	-1.20%	-1.78%	4.06%	8.56%

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, liquidity, the loan portfolio, allowance for loan losses, the securities portfolio, interest rate sensitivity, levels of net loan charge-offs, noninterest expense, income taxes, expected impact of efforts to restructure the balance sheet, market risk, business and growth strategies, investment strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the quality or composition of the loan or investment portfolios, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, FDIC premiums and/or assessments, demand for loan products, levels of noninterest income and expense, deposit flows, competition, adequacy of the allowance for loan losses and accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Comptroller, U.S. Treasury and the Federal Reserve Board.

The Company has experienced losses due to the current economic climate. Dramatic declines in the residential and commercial real estate market in the past few years have resulted in significant write-downs of asset values by the Company as well as by other financial institutions in the U.S. Concerns about future economic conditions and financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit and reduction of business activity.

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

Index

Management Initiatives in 2011
Beginning in 2010 and continuing in 2011, in consideration of the lack of quality loan demand, the Company decided to restructure its balance sheet while ensuring that liquidity remained strong. With this restructuring, management’s goal was to maximize the net interest margin and reduce the Company’s dependence on higher-cost sources of funding. Management determined that the Company would not pay for higher cost deposits unless the customer had a strong relationship with the Company. In addition, the Company did not renew higher-cost term repurchase agreements. Based on this strategy, at December 31, 2011, total deposits increased to $690.9 million, an increase of 1.72% from $679.2 million on December 31, 2010. Noninterest-bearing deposits increased by $34.4 million, while time deposits decreased by $29.9 million when comparing 2011 to 2010. In addition, higher cost term repurchase agreements decreased by $37.5 million in 2011.

Primary Financial Data for 2011
The Company earned $3.3 million in 2011, as compared to net income of $1.5 million in 2010. The increase in net income was due to a reduction in the provision for loans losses, from $8.8 million in 2010 to $3.7 million in 2011. Decreases in loans and in nonperforming assets between December 31, 2010 and December 31, 2011 allowed management to reduce the provision for loan losses in 2011.

Nonperforming assets as of December 31, 2011 were 46.00% lower than nonperforming assets as of December 31, 2010, due to a 59.41% decline in nonaccrual loans and a 17.98% decline in foreclosed assets over the same time period. Nonaccrual loans totaling $13.4 million were sold without recourse in the second and third quarters of 2011. Of the $8.4 million net loans charged off in 2011, $4.6 million was included in the 2010 provision for loan losses when management realized that these losses were probable.

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

Index

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

Earnings Summary
Net income was $3.3 million, or $0.66 per diluted share, in 2011 compared to $1.5 million, or $0.31 per diluted share, in 2010 and $1.7 million, or $0.34 per diluted share, in 2009. During 2011, the Company decreased its loan loss provision to $3.7 million as compared to $8.8 million and $6.9 million in 2010 and 2009 respectively. The decrease to the loan loss provision was mainly a result of the reduction in nonperforming assets. Another benefit from the improvement in nonperforming assets during 2011 was the reduction of legal expenses which decreased $178 thousand when comparing 2011 to 2010. In addition, loss on write-down/sale of foreclosed assets in 2011 decreased by $29 thousand compared to 2010.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax-equivalent basis, was $29.7 million in 2011, down $1.4 million from 2010 and up $2.0 million from 2009. The net interest margin was 3.81% in 2011 as compared to 3.63% in 2010 and 3.44% in 2009.

When comparing 2011 to 2010, the following changes were noted. Tax equivalent interest income decreased $4.7 million, or 11.40%. Average earning assets declined $76.3 million, or 8.92%. Total average loans decreased $77.0 million, or 12.39%, while average investment securities increased $14.4 million, or 7.47%. The yield on earning assets decreased by 13 basis points due to decreasing yields in the loan portfolio. The Company’s securities portfolio increased in 2011 as demand for the Company’s loan products dropped and the Company invested excess funds in securities. The Company intends to continue investing excess funds in securities until quality loan demand increases. Management expects that the Company’s loan yields will continue to decline, due to intense competition for quality loans and rate reductions on loans currently held in the portfolio. To partially offset this anticipated decline in loan yields, management has placed an increased focus on prudently increasing the yields on the Company’s securities portfolio.

Interest expense decreased $3.3 million, or 32.73% in 2011 as compared to 2010, while average interest-bearing liabilities decreased $91.3 million, or 12.81%. The cost of interest-bearing liabilities decreased 32 basis points due to the low interest rate environment. Management expects that the reduction of the Company’s interest expense will not continue at such a rapid pace in the future, because the majority of the higher cost time deposits have repriced to current, lower market rates.

Index

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I
 AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES

Years ended December 31,	2011			2010			2009
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands)
ASSETS

Loans	$544,523	$32,176	5.91%	$621,550	$37,142	5.98%	$633,614	$38,168	6.02%
Investment securities:
Taxable	203,198	3,884	1.91%	186,992	3,419	1.83%	118,122	2,566	2.17%
Tax-exempt	3,763	238	6.32%	5,579	406	7.28%	11,319	815	7.20%
Total investment securities	206,961	4,122	1.99%	192,571	3,825	1.99%	129,441	3,381	2.61%
Interest-bearing due from banks	9,819	22	0.22%	1,156	3	0.26%	818	2	0.24%
Federal funds sold	13,622	21	0.15%	35,608	75	0.21%	25,310	54	0.21%
Other investments	4,599	62	1.35%	4,939	44	0.89%	16,129	419	2.60%
Total earning assets	779,524	36,403	4.67%	855,824	41,089	4.80%	805,312	42,024	5.22%
Reserve for loan losses	(10,349)			(11,064)			(7,232)
	769,175			844,760			798,080

Cash and due from banks	13,227			12,486			11,405
Bank premises and equipment, net	29,896			30,051			35,246
Other assets	41,551			37,412			23,351

Total assets	$853,849			$924,709			$868,082

LIABILITIES ANDSTOCKHOLDERS' EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$11,512	$7	0.06%	$11,031	$7	0.06%	$9,812	$7	0.07%
Money market deposit accounts	169,951	352	0.21%	159,934	359	0.22%	136,651	301	0.22%
Savings accounts	48,252	49	0.10%	45,281	47	0.10%	41,132	53	0.13%
Time deposits, $100,000 or more	126,711	1,862	1.47%	182,983	2,647	1.45%	183,160	3,743	2.04%
Other time deposits	180,162	2,634	1.46%	161,399	3,977	2.46%	153,137	6,208	4.05%

Total time and savings deposits	536,588	4,904	0.91%	560,628	7,037	1.26%	523,892	10,312	1.97%
Federal funds purchased, repurchase agreements and other borrowings	50,196	106	0.21%	104,859	545	0.52%	79,113	566	0.72%
Federal Home Loan Bank advances	35,000	1,705	4.87%	47,620	2,400	5.04%	66,528	3,445	5.18%

Total interest-bearing liabilities	621,784	6,715	1.08%	713,107	9,982	1.40%	669,533	14,323	2.14%
Demand deposits	147,069			126,829			112,826
Other liabilities	1,674			2,260			2,951

Total liabilities	770,527			842,196			785,310
Stockholders' equity	83,322			82,513			82,772

Total liabilities and stockholders' equity	$853,849			$924,709			$868,082

Net interest margin		$29,688	3.81%		$31,107	3.63%		$27,701	3.44%

* Computed on a fully taxable equivalent basis using a 34% rate.

Index

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities and changes in interest rates.

TABLE II
VOLUME AND RATE ANALYSIS*
(in thousands)
	2011 vs. 2010			2010 vs. 2009			2009 vs. 2008
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:			Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$(4,603)	$(363)	$(4,966)	$(727)	$(299)	$(1,026)	$705	$(3,478)	$(2,773)
Investment securities:
Taxable	296	169	465	1,496	(643)	853	1,277	(2,087)	(810)
Tax-exempt	(132)	(36)	(168)	(413)	4	(409)	(587)	0	(587)
Total investment securities	164	133	297	1,083	(639)	444	690	(2,087)	(1,397)

Federal funds sold	(46)	(8)	(54)	22	(1)	21	168	(501)	(333)
Other investments **	64	(27)	37	(270)	(104)	(374)	(409)	(112)	(521)
Total earning assets	(4,421)	(265)	(4,686)	108	(1,043)	(935)	1,154	(6,178)	(5,024)

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts	0	0	0	1	(1)	0	(1)	(6)	(7)
Money market deposit accounts	22	(29)	(7)	51	7	58	(17)	(659)	(676)
Savings accounts	3	(1)	2	5	(11)	(6)	9	(59)	(50)
Time deposits, $100,000 or more	(814)	29	(785)	(4)	(1,092)	(1,096)	2,350	(3,373)	(1,023)
Other time deposits	462	(1,805)	(1,343)	335	(2,566)	(2,231)	(2,031)	(3)	(2,034)
Total time and savings deposits	(327)	(1,806)	(2,133)	388	(3,663)	(3,275)	310	(4,100)	(3,790)
Federal funds purchased, repurchase agreements and other borrowings	(284)	(155)	(439)	184	(205)	(21)	490	(801)	(311)
Federal Home Loan Bank advances	(636)	(59)	(695)	(979)	(66)	(1,045)	(594)	12	(582)
Total interest-bearing liabilities	(1,247)	(2,020)	(3,267)	(407)	(3,934)	(4,341)	206	(4,889)	(4,683)

Change in net interest income	$(3,174)	$1,755	$(1,419)	$515	$2,891	$3,406	$948	$(1,289)	$(341)

* Computed on a fully tax-equivalent basis using a 34% rate
** Other investments include interest-bearing balances due from banks

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2011. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2011 non-maturing deposit liabilities totaled $232.3 million, or 44.07%, of total interest-bearing deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability-sensitive position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive at the one-year timeframe as of December 31, 2011.

Index

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

TABLE III
INTEREST SENSITIVITY ANALYSIS

As of December 31, 2011	Within	4-12	1-5	Over 5
(in thousands)	3 Months	Months	Years	Years	Total

Uses of funds
Interest-bearing due from banks	$13,978	$0	$0	$0	13,978
Federal funds sold	1,354	0	0	0	1,354
Taxable investments	1,556	0	41,810	182,342	225,708
Tax-exempt investments	442	601	565	10,798	12,406
Total federal funds sold and investment securities	17,330	601	42,375	193,140	253,446

Loans
Commercial	$2,305	$9,834	$17,179	$5,697	$35,015
Consumer	1,571	1,101	9,992	4,377	17,041
Real estate	51,385	54,955	269,299	60,302	435,941
Other	22,376	1,042	7,628	1,285	32,330
Total loans	77,637	66,932	304,098	71,661	520,327
Total earning assets	$94,967	$67,533	$346,473	$264,801	$773,773

Sources of funds
Interest-bearing transaction accounts	$15,732	$0	$0	$0	$15,732
Money market deposit accounts	166,331	0	0	0	166,331
Savings accounts	50,285	0	0	0	50,285
Time deposits $100,000 or more	25,303	43,977	56,370	0	125,650
Other time deposits	22,844	66,672	79,726	0	169,242
Federal funds purchased and other borrowings	0	0	0	0	0
Overnight repurchase agreements	35,001	0	0	0	35,001
Term repurchase agreements	1,480	0	0	0	1,480
FHLB advances	35,000	0	0	0	35,000
Total interest bearing liabilities	$351,976	$110,649	$136,096	$0	$598,721

Rate sensitivity GAP	$(257,009)	$(43,116)	$210,377	$264,801	$175,052

Cumulative GAP	$(257,009)	$(300,125)	$(89,748)	$175,050

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a “static” test to measure the effects of changes in interest rates on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the shock by repricing assets/liabilities, as discussed in the first paragraph of this section.

Index

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to see the impact on the Company’s net interest income. The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2011, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates. Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)
	As of December 31, 2011
	Changes in Net Interest Income
Change in interest Rates	Amount	Percent
Up 4.00%	$1,343	4.79%
Up 3.00%	$1,144	4.08%
Up 2.00%	$836	2.98%
Up 1.00%	$519	1.85%
Up 0.50%	$207	0.74%
No change	$0	0.00%

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

The provision for loan losses was $3.7 million in 2011 as compared to $8.8 million in 2010 and $6.9 million in 2009. Loans that were charged off during 2011 totaled $9.3 million compared to $4.5 million in 2010 and $6.4 million in 2009. Recoveries amounted to $877 thousand in 2011, $1.1 million in 2010 and $937 thousand in 2009. The Company’s net loans charged off to year-end loans were 1.62% in 2011, 0.59% in 2010 and 0.85% in 2009. The allowance for loan losses, as a percentage of year-end loans, was 1.63% in 2011, 2.25% in 2010 and 1.24% in 2009. Net loan charge-offs for 2011, 2010 and 2009 are higher than normal due to the economic downturn as borrowers struggled to make their payments. Management believes that net loan charge-offs will be lower in the immediate future than what has been experienced in past three years but will more than likely continue to be at above-normal levels until the economy is well into recovery.

Management contributed $3.7 million to the allowance for loan losses through the provision, or $4.7 million less than net charge-offs during the year ended December 31, 2011, based on management’s evaluation of loan losses in the loan portfolio, which is discussed below. Of the $8.4 million net loans charged off in 2011, $4.6 million was included in the 2010 provision for loan losses when management realized that these losses were probable. In 2010, the provision for loan losses was $5.4 million higher than net charge-offs for 2010.

The provision for loan losses is an expense that is based on management’s estimate of credit losses that may be sustained in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision. Management’s evaluation identified improvement in the credit quality of the Company’s loan portfolio. This improvement supported the decrease in the provision for loan losses and the allowance for loan losses as a percent of total loans. Management believes that smaller contributions to the provision for loan losses, relative to 2010 and 2009 contributions to the provision for loan losses, will continue if current economic conditions remain stable or improve.

Index

Noninterest Income
Noninterest income decreased $446 thousand, or 3.53% in 2011 from 2010 compared to an increase of $24 thousand, or 0.19%, in 2010 from 2009. The decrease of $446 thousand is due to several positive and negative factors. In 2011, the gains on sales of available-for-sale securities were $246 thousand higher than in 2010. Service charges on deposit accounts decreased $504 thousand when comparing 2011 to 2010. Overdraft fee income, which is a component of service charges on deposit accounts, was $513 thousand lower in 2011 than in 2010, due to changes in Regulation E that went into effect during the third quarter of 2010. The changes require advance authorization from customers for overdrafts caused by debit card and ATM transactions. The Company has made an effort to educate customers on the benefits of its overdraft programs, and as a result, overdraft fee income for the second half of 2011 was up $60 thousand from the same period in 2010. Despite this positive trend, the Company expects continued uncertainty regarding overdraft fee income. To compensate, the Company is developing and marketing other income-producing products, such as remote deposit capture, lockbox services, positive pay and online payables to help drive future noninterest income. Positive Pay is a fraud prevention tool utilized by Commercial customers to reduce fraud exposure on checking accounts and identifies checks that are mismatched against the company’s register. Online Payables is an integrated payments system offering outsourced print and mail solutions for the delivery of a variety of check payments, including checks for payroll, A/P payments, rebates, commissions, refunds, and dividends. As a result of this emphasis, income from merchant processing and debit cards has grown $248 thousand, or 13.71%, between 2010 and 2011. Income from merchant processing and debit cards are included in the category of other service charges, commissions and fees, which increased by $157 thousand in 2011 as compared to 2010.

The Company expects the Dodd-Frank Act, when fully implemented, to increase government regulation of consumer financial products and services, including fees generated on consumer financial transactions. Although the impact of the Dodd-Frank Act and regulations promulgated thereunder is not yet fully known, the Company expects that this additional regulation of consumer financial products, services and transactions may materially impact the Company’s ability to generate future noninterest income.

Noninterest Expenses
The Company’s noninterest expense increased $625 thousand or 1.89% between 2010 and 2011 after increasing $1.8 million, or 5.91%, in 2010 over 2009. This increase was due to an $843 thousand growth in salaries and benefits, as several higher-paid positions were filled in the second half of 2010 and in 2011. Many of these newly-hired employees are in the Company’s private banking and corporate lending areas and were hired to increase small business lending, treasury services and lending in areas other than commercial real estate as part of management’s focus on increasing loans and noninterest income.

The increase in salaries and benefits during 2011 was partially offset by decreases in other areas, particularly advertising, postage and courier expense, legal and audit expense and FDIC insurance. The Company has reduced advertising expense as part of its effort to control noninterest expenses and has focused on earned publicity rather than paid advertising. Implementing and marketing electronic statements has allowed the reduction in postage and courier expense which was also a product of the effort to control expenses. Legal and audit expense decreased as the Company’s nonperforming assets decreased during 2011. Finally, the reduction in FDIC insurance expense was due to changes in the method for calculating FDIC deposit insurance assessments, which were effective in 2011.

Loss on write-down/sale of foreclosed assets and other outside service fees remained elevated in 2011 as in 2010 when these two years are compared to the same line items in 2009. The increase in loss on write-down/sale of foreclosed assets expense account was due to the sale of properties at below book value or the write-down of properties after obtaining current appraisals for these properties at lower market values. This is a trend that management expects to continue if economic conditions and real estate markets do not improve. The majority of the increase in other outside service fees was related to the use of an independent contractor to provide coverage for two open positions in the information technology area.

In this current economic environment, management is keenly aware of the need to improve net income. During 2010 and 2011, management implemented several cost cutting measures. These cost cutting measures can be seen in the lower expenses in various noninterest expense categories in 2011 as compared to 2010, and also when comparing 2010 to 2009. In February 2012, the Company made an early retirement offer to employees age 60 years or over whose age plus years of service will equal at least 70 at December 31, 2012. Senior officers, including the Company’s named executive officers, were not permitted to participate in the plan. It is still too early to predict the financial effect of this offer. The Company will expense the payments made to employees when they are both measurable and probable, which is expected to be in the first and second quarters of 2012. The offer is expected to reduce total salaries and benefits expense beginning in the third quarter of 2012. The Company will continue its focus on improving operating efficiency and monitoring noninterest expenses.

Index

Balance Sheet Review
At December 31, 2011, the Company had total assets of $849.5 million, a decrease of $37.3 million, or 4.21%, compared to assets as of December 31, 2010, largely due to a reduction of $66.3 million, or 11.30%, in the Company’s loan portfolio. This decrease was driven by the current loan environment, reduced loan demand by quality borrowers and suppressed economic activity. Management has also placed an increased emphasis on improving the Company’s net interest margin by reducing dependence on higher-cost sources of funding. As a result, the Company’s higher-cost time deposits decreased by $29.9 million, or 9.21%, from December 31, 2010 to December 31, 2011.

Term repurchase agreements also decreased, partially due to the exiting of certain high-cost, non-relationship accounts and partially due to an internal restructuring of the accounts of a single large customer from repurchase agreements to noninterest-bearing deposit accounts. Because the FDIC recently began offering full insurance coverage to certain noninterest-bearing deposit accounts, the Company was able to make the change and free up securities that were used as collateral for the repurchase agreements which also improved the Company’s liquidity position.

The Company’s holdings of Alternative A-paper, or “Alt-A”, type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of December 31, 2011.

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

The following table details, as of December 31, 2011, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-End and 1 - 4 Family Junior Liens

	Amount (in thousands)	Percent
Subprime	$22,040	20.71%
Non-subprime	84,403	79.29%
	$106,443	100.0%

Total loans	$520,327

Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.24%

In addition to the subprime loans secured by real estate discussed above, as of December 31, 2011, the Company had an additional $2.6 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company’s total subprime loans as of December 31, 2011 were $24.6 million, amounting to 4.73% of the Company’s total loans at December 31, 2011.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Index

Investment Portfolio
Total available-for-sale and held-to-maturity securities at December 31, 2011 were $238.1 million, an increase of 14.45% from $208.0 million on December 31, 2010. As quality loan demand has decreased in recent years, management has invested excess funds in securities that can be readily liquidated when loan demand recovers. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

Beginning in 2011, management re-evaluated its investment strategy in response to several factors. Management wanted to improve the consistency of cash flows provided by the investment portfolio, which would improve the Company’s liquidity position. Securities issued by government agencies are typically structured so that investors receive all the cash flow (i.e., all principal and interest on the security) at either the call or maturity date. In contrast, investments in mortgage-backed securities guaranteed by government-sponsored enterprises provide investors with a continuous cash flow stream in the form of periodic principal and interest payments. During 2011, the Company substantially increased its investments in mortgage-backed securities that are guaranteed by government-sponsored enterprises. The cash flow provided by these mortgage-backed securities will provide the Company with liquidity to fund loans when quality loan demand improves. Also, at the present time, these mortgage-backed securities provide a higher yield for the same estimated duration of the security as compared to securities issued by government agencies. Finally, management has increased its investment in obligations of states and political subdivisions, as these securities tend to bear a higher yield than securities issued by government agencies. Although obligations of states and political subdivisions typically have a longer duration than alternative investments, management believes that it is maintaining appropriate levels of interest-rate risk in the securities portfolio. Management will continue to review its strategy as the economic and interest-rate environments continue to change.

The following table sets forth a summary of the investment portfolio:

TABLE IV
INVESTMENT PORTFOLIO

As of December 31,	2011	2010	2009
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$250	$600	$400
Obligations of U.S. Government agencies	119,554	200,121	161,540
Obligations of state and political subdivisions	12,261	3,172	8,825
Mortgage-backed securities	103,228	382	1,304
Money market investments	1,306	1,817	1,706
	$236,599	$206,092	$173,775
Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$1,370	$1,670	$1,800
Obligations of state and political subdivisions	145	282	412
	$1,515	$1,952	$2,212
Restricted securities:
Federal Home Loan Bank stock	$3,282	$4,151	$4,646
Federal Reserve Bank stock	169	169	169
	$3,451	$4,320	$4,815

Total	$241,565	$212,364	$180,802

Index

The following table summarizes the contractual maturity of the investment portfolio and their weighted average yields as of December 31, 2011:

	1 year	1-5	5-10	Over 10
	or less	years	years	years	Total
	(in thousands)
U.S. Treasury securities	$250	$0	$0	$0	$250
Weighted average yield	0.01%	0.00%	0.00%	0.00%	0.01%

Obligations of U.S. Government agencies	$0	$41,810	$79,114	$0	$120,924
Weighted average yield	0.00%	1.99%	2.05%	0.00%	2.03%

Obligations of state and political subdivisions	$898	$2,640	$7,378	$1,490	$12,406
Weighted average yield	4.57%	2.73%	2.50%	2.92%	2.75%

Mortgage-backed securities	$0	$0	$5,123	$98,105	$103,228
Weighted average yield	0.00%	0.00%	2.07%	2.19%	2.18%

Money market investments	$1,306	$0	$0	$0	$1,306
Weighted average yield	0.01%	0.00%	0.00%	0.00%	0.01%

Federal Home Loan Bank stock - restricted	$0	$0	$0	$3,282	$3,282
Weighted average yield	0.00%	0.00%	0.00%	0.21%	0.21%

Federal Reserve Bank stock - restricted	$0	$0	$0	$169	$169
Weighted average yield	0.00%	0.00%	0.00%	6.00%	6.00%

Total securities	$2,454	$44,450	$91,615	$103,046	$241,565
Weighted average yield	1.68%	2.03%	2.09%	2.14%	2.09%

Yields are calculated on a fully tax-equivalent basis using a 34% rate.

Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2007 through 2011:

TABLE V
LOAN PORTFOLIO

As of December 31,	2011	2010	2009	2008	2007
	(in thousands)
Commercial	$35,015	$36,053	$60,353	$70,353	$66,408
Real estate-construction	19,981	19,206	30,696	60,604	56,007
Real estate-mortgage	415,960	489,190	506,196	460,235	415,492
Consumer	17,041	24,389	33,371	40,789	51,912
Other	32,330	17,781	4,626	5,471	7,325

Total	$520,327	$586,619	$635,242	$637,452	$597,144

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

Index

As of December 31, 2011, the Company’s real estate-mortgage and consumer loan portfolio segments collectively decreased by $80.6 million from December 31, 2010. These reductions were principally due to higher than normal amortization of loans in 2011 due to an attractive refinance market; closer management of revolving credits; purposeful exiting of troubled credits; partial charge-offs of some larger troubled loans to properly account for reasonable collateral value; regularly scheduled payments exceeding loan demand from qualified borrowers; and reduced quality loan demand in the Company’s markets. These factors may continue to impact the Company’s loan portfolio until economic conditions and real estate markets improve. The increase in the Company’s “Other” loan portfolio segment during 2011 was due to increased use of warehouse lines by mortgage company customers. Management does not anticipate a similar increase in this segment of the loan portfolio in 2012.

The maturity distribution and rate sensitivity of certain categories of the Company's loan portfolio at December 31, 2011 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2011	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial	$11,187	$17,576	$6,252	$35,015
Real estate - construction	11,420	8,199	362	19,981
Total	$22,607	$25,775	$6,614	$54,996

Loans due after 1 year with:
Fixed interest rate		$21,835	$5,524	$27,359
Variable interest rate		3,940	1,090	5,030
Total		$25,775	$6,614	$32,389

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and foreclosed assets (real estate from foreclosures of loan collateral). Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties. As of December 31, 2011, the Company had four restructured loans, all of which have been performing according to their modified terms for at least six months and therefore are not included in the Company’s total nonperforming assets.

As of December 31, 2011, nonperforming assets totaled $18.4 million, down from $34.0 million at year-end 2010. The December 2011 total consisted of $9.4 million of foreclosed assets, $517 thousand in loans still accruing interest but past due 90 days or more and $8.5 million in nonaccrual loans. The $9.4 million of foreclosed assets consisted of the following:

Foreclosed Assets (in thousands)
Construction, land development, and other land	$3,969
1-4 family residential properties	3,650
Nonfarm nonresidential properties	1,771
Total	$9,390

$8.5 million of the Company’s nonperforming assets consist of nonaccrual loans, with $8.3 million of the loans secured by real estate. The majority of the nonaccrual loans are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for impairment. If the loan is considered impaired, then the Company records a charge-off based on the value of the collateral or the loan’s expected future cash flows. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

Index

Impaired loans decreased to $9.6 million as of December 31, 2011 from $20.1 million as of December 31, 2010 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K. The majority of these loans were collateralized. The reasons for the significant decrease in impaired loans from 2010 to 2011 were foreclosures, payoffs and charge offs of loans in 2011 that were impaired as of the end of 2010. Management continues to evaluate loans for impairment as necessary.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, troubled debts restructured and foreclosed assets:

TABLE VII
NONPERFORMING ASSETS

As of December 31,	2011	2010	2009	2008	2007
	(in thousands)

Nonaccrual loans
Commercial	$129	$178	$255	$219	$62
Real estate-construction	0	37	524	370	0
Real estate-mortgage (1)	8,334	20,550	4,109	337	22
Consumer	12	116	29	119	0
Total nonaccrual loans	$8,475	$20,881	$4,917	$1,045	$84

Loans past due 90 days or more and accruing interest
Commercial	$0	$0	$40	$66	$15
Real estate-construction	0	16	0	375	0
Real estate-mortgage	510	33	228	2,744	297
Consumer	2	23	117	335	308
Other	5	1	4	9	3
Total loans past due 90 days or more and accruing interest	$517	$73	$389	$3,529	$623

Restructured loans
Real estate-construction	$0	$0	$0	$6,594	$0
Real estate-mortgage (1)	4,277	1,639	2,480	0	1,321
Total restructued loans	$4,277	$1,639	$2,480	$6,594	$1,321
Less restructured loans in compliance (2)	4,277	0	2,480	0	1,321
Net nonperforming restructured loans	$0	$1,639	$0	$6,594	$0

Foreclosed assets	$9,390	$11,448	$7,623	$3,751	$1,119

Total nonperforming assets	$18,382	$34,041	$12,929	$14,919	$1,826

Interest income that would have been recorded under original loan terms on nonaccrual loans	$1,353	$1,507	$442	$244	$79

Interest income recorded for the period on nonaccrual loans	$506	$790	$440	$185	$105

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

Index

As shown in the table above, as of December 31, 2011 as compared to December 31, 2010, the nonaccrual loan category decreased by $12.4 million and the 90-day past due and still accruing interest category increased by $444 thousand. The table also shows that the majority of the nonaccrual loans were collateralized by real estate at December 31, 2011.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. As seen by the reduction in nonperforming assets during the year ended December 31, 2011, the quality of the Company’s loan portfolio has improved with nonperforming assets stabilizing due to charge-offs and nonrecourse sales of nonaccrual loans. Management believes that the elevated levels of nonperforming assets in 2010 were primarily due to economic conditions, depressed commercial and residential real estate markets and the effects of unemployment on borrowers. However, management remains cautious about the future and is well aware that if the economy does not continue to improve, nonperforming assets could increase in future periods. As the Company experienced in 2010, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs. For a detailed discussion of the Company’s nonperforming assets, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

The Allowance for Loan Losses
The allowance for loan losses is based on several components. In evaluating the adequacy of the allowance, each segment of the loan portfolio is divided into several pools of loans:

1.	Doubtful–specific identification
2.	Substandard–specific identification
3.	Pool–substandard
4.	Pool–other assets especially mentioned (OAEM) (rated just above substandard)
5.	Pool–pass loans (all other rated loans)

Historical loss rates, adjusted for the current environment, are applied to the above five pools of loans for each segment of the loan portfolio, except for certain doubtful and substandard loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. The historical loss is based on the past eight quarters, which management believes better reflects the risk related to each segment of loans in the current economic environment. Prior to 2010, the historical loss component was generally based on the previous four years. The historical loss component of the allowance amounted to $5.6 million and $5.1 million as of December 31, 2011 and 2010, respectively. The increase was due to higher charge-offs in 2011 as compared to the level of charge-offs in certain quarters included in past historical loss periods. The Company uses a rolling eight-quarter average to calculate the historical loss component of the allowance, so lower charge-offs in the four quarters of 2009 are no longer included in the historical loss component calculation as of December 31, 2011, which has caused this component to increase.

In addition, nonperforming loans and both performing and nonperforming troubled debts restructured (TDRs) are analyzed for impairment under U.S. GAAP and are allocated based on this analysis. Increases in nonperforming loans affect this portion of the adequacy review. The Company’s nonperforming loans and nonperforming TDRs fall into the following pools of loans: doubtful-specific identification and substandard-specific identification. Performing TDRs can fall into any of the five pools noted above. Therefore changes in nonperforming loans and TDRs affect the dollar amount of the allowance. Unless the nonperforming loan or TDR is not impaired (e.g. the collateral value is considered sufficient), increases in nonperforming loans and TDRs are reflected as an increase in the allowance for loan losses.

The majority of the Company’s nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2011 and 2010, the impaired loan component of the allowance amounted to $1.0 million and $3.0 million, respectively. The reduction between 2010 and 2011 of this component is a direct result of the improvement in nonperforming loans as discussed above. The impairment loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 4 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Index

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, concentrations, and legal and regulatory changes. The qualitative component of the allowance amounted to $1.9 million and $5.1 million as of December 31, 2011 and 2010, respectively. The reduction in this component is due to several reasons. Total loans have declined $66.3 million or 11.30% from December 31, 2010 to December 31, 2011. In addition, as detailed in Note 4 of the Notes to the Consolidated Financial Statements included in this Form 10-K, nonaccrual loans have declined $12.4 million, from December 31, 2010 to December 31, 2011 and the credit quality of the loan portfolio has dramatically improved with OAEM, substandard and doubtful loans dropping from $78.0 million or 13.3% of the total loan portfolio at December 31, 2010 to $40.0 million or 7.69% of the total loan portfolio at December 31, 2011. The large drop in the risk rated assets indicates that the quality of the loan portfolio is improving. The strength of the loan portfolio is also supported by the improvement in past due loans which dropped from $16.6 million as of December 31, 2010 to $3.4 million as of December 31, 2011.

As a result of these changes and management’s belief that nonperforming assets are declining and will continue to decline, the Company added, through the provision, $3.7 million to the allowance for loan losses in 2011. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Index

The following table shows an analysis of the allowance for loan losses:

TABLE VIII
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2011	2010	2009	2008	2007
	(in thousands)

Balance at the beginning of period	$13,228	$7,864	$6,406	$5,130	$4,784

Charge-offs:
Commercial	942	556	799	190	87
Real estate-construction	0	126	2,170	0	0
Real estate-mortgage	7,822	2,971	2,360	401	71
Consumer	333	655	785	649	501
Other	210	180	240	347	376
Total charge-offs	9,307	4,488	6,354	1,587	1,035

Recoveries:
Commercial	141	192	104	118	23
Real estate-mortgage	575	636	649	6	89
Consumer	102	155	80	183	126
Other	59	69	104	156	143
Total recoveries	877	1,052	937	463	381

Net charge-offs	8,430	3,436	5,417	1,124	654

Provision for loan losses	3,700	8,800	6,875	2,400	1,000
Balance at end of period	$8,498	$13,228	$7,864	$6,406	$5,130

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$520,327	$586,619	$635,242	$637,452	$597,144
Average balance	$544,523	$621,550	$633,614	$622,883	$587,645

Net charge-offs to average total loans	1.55%	0.55%	0.85%	0.18%	0.11%
Provision for loan losses to average total loans	0.68%	1.42%	1.09%	0.39%	0.17%
Provision for loan losses to net charge-offs	43.89%	256.11%	126.92%	213.52%	152.91%
Allowance for loan losses to period end loans	1.63%	2.25%	1.24%	1.00%	0.86%
Earnings to loan loss coverage*	0.96	3.05	1.62	10.53	18.56
Allowance for loan losses to nonperforming loans	94.51%	58.55%	141.18%	57.36%	252.96%

* Income before taxes plus provision for loan losses, divided by net charge-offs.

Index

The following table shows the amount of the allowance for loan losses allocated to each category at December 31 of the years presented.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2011		2010		2009		2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(in thousands)

Commercial	$1,011	6.73%	$799	6.15%	$935	9.50%	$977	11.04%	$675	11.12%
Real estate-construction	323	3.84%	441	3.27%	354	4.83%	31	9.51%	67	9.38%
Real estate-mortgage	6,735	79.94%	11,498	83.39%	5,552	79.69%	4,318	72.20%	3116	69.58%
Consumer	300	3.28%	357	4.16%	672	5.25%	590	6.40%	642	8.69%
Other	129	6.21%	133	3.03%	351	0.73%	490	0.86%	630	1.23%
Total	$8,498	100.00%	$13,228	100.00%	$7,864	100.00%	$6,406	100.00%	$5,130	100.00%

As can be seen by the status of nonperforming loans in Table VII, the quality of the real estate portfolio has improved in 2011. While charge-offs related to real estate loans were higher in 2011 than in 2010, a significantly lower amount of the real estate portfolio was in nonaccrual status at December 31, 2011 than at December 31, 2010. Due to the improvement in the real estate-mortgage portfolio, management decreased the allocation of the allowance for loan losses to the real estate-mortgage portfolio. Management also increased the allocation of the allowance for loan losses in the commercial portfolio by $212 thousand due to commercial loans making up a larger percent of the overall loan portfolio at December 31, 2011 as compared to December 31, 2010.

Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category. For example, if real estate construction loans experienced losses of $500 thousand, the allowance for loan losses could handle these losses even though only $323 thousand is allocated to that category.

Deposits
The following table shows the average balances and average rates paid on deposits.

TABLE X
DEPOSITS

Years ended December 31,	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)

Interest-bearing transaction accounts	$11,512	0.06%	$11,031	0.06%	$9,812	0.07%
Money market deposit accounts	169,951	0.21%	159,934	0.22%	136,651	0.22%
Savings accounts	48,252	0.10%	45,281	0.10%	41,132	0.13%
Time deposits, $100,000 or more	126,711	1.47%	182,983	1.45%	183,160	2.04%
Other time deposits	180,162	1.46%	161,399	2.46%	153,137	4.05%
Total interest-bearing deposits	536,588	0.91%	560,628	1.26%	523,892	1.97%
Demand deposits	147,069		126,829		112,826
Total deposits	$683,657		$687,457		$636,718

The Company’s average total deposits were $683.7 million for 2011, a decrease of $3.8 million or 0.55% from average total deposits in 2010. Although there was a small decrease in total average deposits during 2011, higher cost deposits decreased while lower cost deposits increased. Average time deposits, which are one of the Company’s most expensive deposit categories, decreased by $37.5 million, as seen in the table above. This decrease was partially offset by a $20.2 million increase in demand deposits. See the Balance Sheet Review section of Management’s Discussion and Analysis on this Form 10-K for a more detailed explanation of these changes. The rates paid on interest bearing deposits by the Company decreased from 1.26% for the year ended December 31, 2010 to 0.91% for the year ended December 31, 2011. The reduction in average rates paid on deposits is partially related to the Company’s balance sheet restructuring initiatives in 2011, including the reduction in the average rate paid on other time deposits.

Index

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2011	2010	2009
	(in thousands)
Maturing in:
Within 3 months	$24,957	$25,596	$43,698
4 through 6 months	14,760	26,331	23,644
7 through 12 months	29,337	30,761	32,734
Greater than 12 months	56,596	54,195	36,254
	$125,650	$136,883	$136,330

Return on Equity and Assets
The return on average stockholders' equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2011	2010	2009
Return on average assets	0.39%	0.17%	0.19%
Return on average equity	3.95%	1.87%	2.03%
Dividend pay-out ratio	30.12%	79.64%	137.16%
Average equity to average assets	9.76%	8.92%	9.54%

Capital Resources
Total stockholders' equity as of December 31, 2011 was $85.9 million, up 6.07% from $81.0 million on December 31, 2010. The Company’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for the past three years. As shown below, these ratios were all well above the regulatory minimum levels.

	2011 Regulatory Minimums	2011	2010	2009

Tier 1	4.00%	14.46%	12.74%	11.88%
Total Capital	8.00%	15.71%	14.00%	13.01%
Tier 1 Leverage	4.00%	10.17%	9.19%	9.20%

Year-end book value per share was $17.31 in 2011, $16.40 in 2010, and $16.60 in 2009. Cash dividends were $991 thousand or $0.20 per share in 2011, $1.2 million or $0.25 per share in 2010, and $2.3 million or $0.47 per share in 2009. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices and dividends paid for each quarter of 2011 and 2010. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF” and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,262 stockholders of record of the Company as of February 29, 2012. This stockholder count does not include stockholders who hold their stock in a nominee registration.

Index

The following is a summary of the quarterly dividends paid and high and low sales prices of Old Point Financial Corporation common stock for the previous two years.

	2011			2010
		Sales Price			Sales Price
	Dividend	High	Low	Dividend	High	Low
1st Quarter	$0.05	$13.00	$11.35	$0.10	$17.23	$13.75
2nd Quarter	$0.05	$12.09	$10.03	$0.05	$15.35	$11.25
3rd Quarter	$0.05	$11.89	$9.90	$0.05	$13.15	$11.15
4th Quarter	$0.05	$10.91	$9.00	$0.05	$12.53	$10.40

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the FHLB. As of December 31, 2011, the Company had $218.6 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2011, the Company had $38.0 million available in federal funds to handle any short-term borrowing needs, up from $15.0 million at December 31, 2010. Available federal funds lines of credit decreased during 2010 as a result of more stringent requirements from correspondent banks. The Company could have maintained these lines if it was willing to pledge collateral, such as investment securities. Since the Company rarely utilizes these lines, management chose to keep a reserve of unpledged securities and allow the lines to be reduced. During 2011, these more stringent requirements were relaxed and the Company’s federal funds lines of credit were reinstated.

Although the Company remains very liquid, one potential source of liquidity utilized by the Company has become more limited. The FHLB instituted more stringent requirements for securing advances. The FHLB is now applying a discount rate to loans used as collateral to simulate the falling value of the properties securing those loans. Even with this additional collateral requirement, the Company still has more than sufficient collateral to pledge against outstanding advances.

As a result of the Company’s management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

Index

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2011 and December 31, 2010. Dividing the total sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES
(in thousands)

	December 31, 2011			December 31, 2010
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$38,000	$0	$38,000	$15,000	$0	$15,000
Federal Home Loan Bank advances	253,604	35,000	218,604	264,725	35,000	229,725
Federal funds sold			15,521			12,828
Securities, available for sale and unpledged at fair value			175,563			100,191
Total short-term funding sources			$447,688			$357,744

Uses:
Unfunded loan commitments and lending lines of credit			40,281			48,969
Letters of credit			740			1,115
Commitments to purchase assets			409			1,029
Anticipated decline in borrowed funds (demand note)			0			731
Total potential short-term funding uses			$41,430			$51,844

Ratio of short-term funding sources to potential uses			1080.6%			690.0%

Other than the more stringent requirements for the FHLB advances, management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. The Company’s primary external source of liquidity is advances from the FHLB of Atlanta.

The Company’s operating activities provided $9.4 million of cash during the year ended December 31, 2011, compared to $2.8 million provided during the same period in 2010 primarily due to the reduction of the loan loss provision. The Company’s investing activities provided $30.0 million during 2011, compared to providing $12.3 million during 2010, principally due to decreases in loans made to customers in 2011 as quality loan demand decreased. The Company’s financing activities used $43.0 million of cash during 2011, compared to using $34.3 million of cash during 2010, principally due to a decrease in repurchase agreement, other borrowings and time deposits during 2011. These decreases played an important role in the Company’s balance sheet restructuring efforts during 2011.

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

Off-Balance Sheet Lending Related Commitments
The Company had $84.0 million in consumer and commercial commitments at December 31, 2011. As of the same date, the Company also had $2.5 million in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

Index

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2011:

Payments due by period

(in thousands)		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Debt Obligations	$36,481	$36,481	$0	$0	$0
Long-Term Debt Obligations	35,000	10,000	0	25,000	0
Operating Lease Obligations	684	249	344	91	0
Total contractual cash obligations excluding deposits	72,165	46,730	344	25,091	0
Deposits	690,879	553,402	92,087	45,390	0
Total	$763,044	$600,132	$92,431	$70,481	$0

Short-term debt obligations include federal funds purchased, overnight repurchase agreements, term repurchase agreements and a U.S. Treasury demand note.

The Company has plans to expand the building of a current branch office. On January 26, 2011 the Company signed a contract with a general contractor for construction of the building. The contract entitles the contractor to the cost of construction plus a fee of 2.50%. In late 2011, by mutual agreement between the Company and the contractor, the contract was terminated. A total of $178 thousand had been disbursed under the old contract for various pre-construction services. The Company expects to sign a contract with a new general contractor to continue the project in the near future, but had not signed one as of the writing of this annual report on Form 10-K. The Company anticipates that the project will likely cost between $13.0 million and $15.0 million over the next one to two years.

Short-Term Borrowings
Certain short-term borrowings at December 31, 2011, 2010 and 2009 are presented below. Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders’ equity at the same date.

TABLE XII
SHORT-TERM BORROWINGS

	2011		2010		2009
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)
Balance at December 31,
Repurchase agreements	$36,481	0.20%	$89,716	0.30%	$109,419	0.69%

Average daily balance for the year ended December 31,
Repurchase agreements	$49,335	0.21%	$103,924	0.52%	$78,013	0.75%

Maximum month-end outstanding balance:
Repurchase agreements	$87,023		$130,435		$109,419

Index

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 19 through 39 of this report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Old Point Financial Corporation and subsidiaries
Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 30, 2012

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
	(dollars in thousands, except share data)
Assets

Cash and due from banks	$9,523	$14,207
Interest-bearing due from banks	13,978	1,396
Federal funds sold	1,354	12,828
Cash and cash equivalents	24,855	28,431
Securities available-for-sale, at fair value	236,599	206,092
Securities held-to-maturity (fair value approximates $1,526 and $1,957)	1,515	1,952
Restricted securities	3,451	4,320
Loans, net of allowance for loan losses of $8,498 and $13,228	511,829	573,391
Premises and equipment, net	30,264	29,616
Bank owned life insurance	21,593	18,020
Foreclosed assets, net of valuation allowance of $1,851 and $2,124	9,390	11,448
Other assets	10,008	13,572
	$849,504	$886,842

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$163,639	$129,208
Savings deposits	232,348	225,210
Time deposits	294,892	324,796
Total deposits	690,879	679,214
Federal funds purchased and other short-term borrowings	0	731
Overnight repurchase agreements	35,001	50,757
Term repurchase agreements	1,480	38,959
Federal Home Loan Bank advances	35,000	35,000
Accrued expenses and other liabilities	1,279	1,229
Total liabilities	763,639	805,890

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized;4,959,009 and 4,936,989 shares issued and outstanding	24,795	24,685
Additional paid-in capital	16,310	16,026
Retained earnings	45,109	42,810
Accumulated other comprehensive loss	(349)	(2,569)
Total stockholders' equity	85,865	80,952
Total liabilities and equity	$849,504	$886,842

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$32,105	$37,081	$38,103
Interest on due from banks	22	3	2
Interest on federal funds sold	21	75	54
Interest on securities:
Taxable	3,884	3,419	2,566
Tax-exempt	157	268	538
Dividends and interest on all other securities	62	44	419
Total interest and dividend income	36,251	40,890	41,682

Interest Expense:
Interest on savings deposits	408	413	361
Interest on time deposits	4,496	6,624	9,951
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	106	545	566
Interest on Federal Home Loan Bank advances	1,705	2,400	3,445
Total interest expense	6,715	9,982	14,323
Net interest income	29,536	30,908	27,359
Provision for loan losses	3,700	8,800	6,875
Net interest income, after provision for loan losses	25,836	22,108	20,484

Noninterest Income:
Income from fiduciary activities	3,002	3,074	2,987
Service charges on deposit accounts	4,256	4,760	5,473
Other service charges, commissions and fees	3,003	2,846	2,511
Income from bank owned life insurance	823	972	956
Gain on sale of available-for-sale securities, net	787	541	290
Other operating income	325	449	401
Total noninterest income	12,196	12,642	12,618

Noninterest Expense:
Salaries and employee benefits	19,139	18,296	17,781
Occupancy and equipment	4,292	4,254	4,128
FDIC insurance	1,222	1,365	1,630
Data processing	1,386	1,248	1,089
Customer development	908	839	798
Advertising	448	654	619
Foreclosed assets expense	505	416	474
Other outside service fees	612	621	354
Employee professional development	579	491	500
Postage and courier expense	488	511	550
Legal and audit expense	696	874	479
Loss on write-down/sale of foreclosed assets	1,413	1,442	680
Other operating expense	1,991	2,043	2,127
Total noninterest expense	33,679	33,054	31,209
Income before income taxes	4,353	1,696	1,893
Income tax expense	1,063	149	211
Net income	$3,290	$1,547	$1,682

Basic Earnings per Share:
Average shares outstanding	4,952	4,928	4,908
Net income per share of common stock	$0.66	$0.31	$0.34

Diluted Earnings per Share:
Average shares outstanding	4,952	4,932	4,935
Net income per share of common stock	$0.66	$0.31	$0.34

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2011, 2010, and 2009
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(dollars in thousands, except per share data)

Balance at December 31, 2008	4,905,229	$24,526	$15,506	$43,251	$(385)	$82,898

Comprehensive income:
Net income	0	0	0	1,682	0	1,682
Unrealized holding losses arising during the period (net of tax benefit, $231)	0	0	0	0	(450)	(450)
Reclassification adjustment, (net of tax, $99)	0	0	0	0	(191)	(191)
Pension liability adjustment (net of tax benefit, $122)	0	0	0	0	(237)	(237)
Total comprehensive income	0	0	0	1,682	(878)	804
Exercise of stock options	13,124	66	152	(80)	0	138
Repurchase and retirement of common stock	(1,818)	(9)	0	(27)	0	(36)
Stock compensation expense	0	0	111	0	0	111
Cash dividends ($.47 per share)	0	0	0	(2,307)	0	(2,307)
Balance at December 31, 2009	4,916,535	$24,583	$15,769	$42,519	$(1,263)	$81,608

Comprehensive income:
Net income	0	0	0	1,547	0	1,547
Unrealized holding losses arising during the period (net of tax benefit, $310)	0	0	0	0	(601)	(601)
Reclassification adjustment (net of tax, $184)	0	0	0	0	(357)	(357)
Pension liability adjustment (net of tax benefit, $181)	0	0	0	0	(348)	(348)
Total comprehensive income	0	0	0	1,547	(1,306)	241
Exercise of stock options	23,874	119	127	0	0	246
Tax benefit from disqualification of stock options	0	0	16	0	0	16
Repurchase and retirement of common stock	(3,420)	(17)	0	(24)	0	(41)
Stock compensation expense	0	0	114	0	0	114
Cash dividends ($.25 per share)	0	0	0	(1,232)	0	(1,232)
Balance at December 31, 2010	4,936,989	$24,685	$16,026	$42,810	$(2,569)	$80,952

Comprehensive income:
Net income	0	0	0	3,290	0	3,290
Unrealized holding gains arising during the period (net of tax expense, $1,531)	0	0	0	0	2,971	2,971
Reclassification adjustment (net of tax, $268)	0	0	0	0	(519)	(519)
Pension liability adjustment (net of tax benefit, $120)	0	0	0	0	(232)	(232)
Total comprehensive income	0	0	0	3,290	2,220	5,510
Exercise of stock options	22,020	110	174	0	0	284
Stock compensation expense	0	0	110	0	0	110
Cash dividends ($.20 per share)	0	0	0	(991)	0	(991)
Balance at December 31, 2011	4,959,009	$24,795	$16,310	$45,109	$(349)	$85,865

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,	2011	2010	2009
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,290	$1,547	$1,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,816	1,938	1,854
Provision for loan losses	3,700	8,800	6,875
Net gain on sale of available-for-sale securities	(787)	(541)	(290)
Net amortization of securities	285	66	140
Net loss on disposal of premises and equipment	0	3	4
Net loss on write-down/sale of foreclosed assets	1,413	1,442	680
Income from bank owned life insurance	(823)	(972)	(956)
Stock compensation expense	110	114	111
Deferred tax (benefit) expense	2,094	(2,428)	(453)
Increase in other assets	(1,756)	(6,491)	(12,183)
Increase (decrease) in other liabilities	50	(645)	(386)
Net cash provided by (used in) operating activities	9,392	2,833	(2,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(251,239)	(251,096)	(244,960)
Purchases of held-to-maturity securities	(2,000)	(2,270)	(2,700)
Proceeds from sales (cash used in purchases) of restricted securities	869	495	(24)
Proceeds from maturities and calls of securities	132,670	128,354	127,875
Proceeds from sales of available-for-sale securities	94,716	91,978	43,032
(Increase) decrease in loans made to customers	57,862	45,187	(3,207)
Proceeds from sales of foreclosed assets	2,376	1,703	4,400
Purchases of bank owned life insurance	(2,750)	(940)	(2,000)
Purchases of premises and equipment	(2,464)	(1,159)	(5,112)
Net cash provided by (used in) investing activities	30,040	12,252	(82,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	34,431	17,571	(12,118)
Increase in savings deposits	7,138	19,562	18,543
Increase (decrease) in time deposits	(29,904)	(20,421)	9,553
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	(53,966)	(19,991)	77,156
Decrease in Federal Home Loan Bank advances	0	(30,000)	(5,000)
Proceeds from exercise of stock options	284	246	138
Repurchase and retirement of common stock	0	(41)	(36)
Tax benefit from disqualified stock options	0	16	0
Cash dividends paid on common stock	(991)	(1,232)	(2,307)
Net cash provided by (used in) financing activities	(43,008)	(34,290)	85,929

Net increase (decrease) in cash and cash equivalents	(3,576)	(19,205)	311
Cash and cash equivalents at beginning of period	28,431	47,636	47,325
Cash and cash equivalents at end of period	$24,855	$28,431	$47,636

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,963	$10,607	$14,651
Income tax	$0	$2,850	$650

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on investment securities	$3,715	$(1,452)	$(971)
Loans transferred to foreclosed assets	$2,741	$5,968	$10,044
Change in pension liability	$(352)	$(529)	$(359)

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2011, the Bank had 21 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

At December 31, 2011 and 2010, there were $308.1 million and $363.6 million, or 59.21% and 61.97%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties.

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

FEDERAL HOME LOAN BANK STOCK
The Company, as a member of the Federal Home Loan Bank of Atlanta (FHLB), is required to maintain an investment in the capital stock of the FHLB. Based on the redemption provisions of the FHLB, the stock has no quoted market value, is carried at cost and listed as a restricted security. In March of 2009, the FHLB announced that it was changing its policy on the redemption of its stock. Previously, the FHLB would repurchase 100 percent of a member bank’s excess activity-based stock. As of March 2009, the FHLB will determine each quarter how much stock it will repurchase, if any, based on its available cash and capital. Since March 2009, the FHLB has made limited repurchases of excess stock of its members. At its discretion, the FHLB may declare dividends on its stock. For a discussion of the Company’s evaluation of FHLB stock for impairment, see Note 3 of this annual report on Form 10-K. The Company reviews its holdings for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Index

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or when the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments for at least six months.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired, such as a loan that is considered a TDR (discussed in detail below). These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. Consumer loans whose terms have been modified in a TDR are also individually analyzed for estimated impairment. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected future losses given estimated defaults derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

LOAN CHARGE-OFF POLICIES
Consumer loans are generally fully or partially charged down to the fair value of collateral securing the asset when:
•	Management determines the asset to be uncollectible;
•	Repayment is deemed to be protracted beyond reasonable time frames;
•	The asset has been classified as a loss by either the internal loan review process or external examiners;
•	The borrower has filed for bankruptcy protection and the loss becomes evident due to a lack of borrower assets; or
•	The loan is 90 days or more past due unless the loan is both well secured and in the process of collection.

Index

For other loans, the Company’s charge-off policies are as follows:
•	Real Estate: Generally charged down to the net realizable value when the loan is 120 days past due.
•	Commercial Loans: Generally charged off when the loan is 90 days past due.
•	Construction loans: Generally charged off when the loan is 120 days past due.
•	Other Secured Loans: Generally fully or partially charged down to the net realizable value when the loan is 90 days past due.

TROUBLED DEBT RESTRUCTURINGS
In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty before their loans reach nonaccrual status and works with them to grant appropriate concessions, if necessary, and modify their loans to more affordable terms. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company had $4.3 million and $1.6 million in loans classified as TDRs as of December 31, 2011 and 2010, respectively.

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

The Company has plans to expand the building of a current branch office. On January 26, 2011 the Company signed a contract with a general contractor for construction of the building. The contract entitles the contractor to the cost of construction plus a fee of 2.50%. In late 2011, by mutual agreement between the Company and the contractor, the contract was terminated. A total of $178 thousand had been disbursed under the old contract for various pre-construction services. The Company expects to sign a contract with a new general contractor to continue the project in the near future, but had not signed one as of the writing of this annual report on Form 10-K. The Company anticipates that the project will likely cost between $13.0 million and $15.0 million over the next one to two years.

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

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this Rule beginning with the filing of its quarterly report on Form 10-Q for the quarter ended June 30, 2011.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. After the delay, the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring were effective for interim and annual periods ending after June 15, 2011. The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing throughout the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Index

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. The amendments also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption was permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosure in its consolidated financial statements.

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

Index

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average balances on hand or with the FRB. At December 31, 2011 and 2010, the required reserve balances amounted to $350 thousand for both years.

The Company had approximately $161 thousand in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2011. All but one of the Company’s transaction accounts were noninterest-bearing and were fully insured by the FDIC as provided by the Dodd-Frank Act. The section of the Dodd-Frank Act which provides for full coverage of all noninterest-bearing transaction accounts expires on December 31, 2012.

NOTE 3, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities held-to-maturity were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2011
Obligations of U.S. Government agencies	$1,370	$8	$0	$1,378
Obligations of state and political subdivisions	145	3	0	148
Total	$1,515	$11	$0	$1,526

December 31, 2010
Obligations of U.S. Government agencies	$1,670	$4	$(7)	$1,667
Obligations of state and political subdivisions	282	8	0	290
Total	$1,952	$12	$(7)	$1,957

Index

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2011
U.S. Treasury securities	$250	$0	$0	$250
Obligations of U.S. Government agencies	117,848	1,706	0	119,554
Obligations of state and political subdivisions	11,999	266	(4)	12,261
Mortgage-backed securities	102,884	396	(52)	103,228
Money market investments	1,306	0	0	1,306
Total	$234,287	$2,368	$(56)	$236,599

December 31, 2010
U.S. Treasury securities	$600	$0	$0	$600
Obligations of U.S. Government agencies	201,601	513	(1,993)	200,121
Obligations of state and political subdivisions	3,103	69	0	3,172
Mortgage-backed securities	374	8	0	382
Money market investments	1,817	0	0	1,817
Total	$207,495	$590	$(1,993)	$206,092

Securities with a fair value of $85.4 million and $135.5 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2011, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Due in one year or less	$1,130	$1,148	$145	$148
Due after one year through five years	42,434	42,935	1,370	1,378
Due after five years through ten years	90,215	91,615	0	0
Due after ten years	99,202	99,595	0	0
Total debt securities	232,981	235,293	1,515	1,526
Other securities without stated maturities	1,306	1,306	0	0

Total securities	$234,287	$236,599	$1,515	$1,526

Index

The following table provides information about securities sold in the years ended December 31:

	2011	2010	2009
	(in thousands)

Proceeds from sales	$94,716	$91,978	$43,032

Gross realized gains	$787	$541	$290

Gross realized losses	$0	$0	$0

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

The Company has not recorded impairment charges on securities for the years ended December 31, 2011, 2010 and 2009.

Index

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of state and political subdivisions	$4	$1,706	$0	$0	$4	$1,706
Mortgage-backed securities	52	29,364	0	0	52	29,364
Total	$56	$31,070	$0	$0	$56	$31,070

	December 31, 2010
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U. S. Government agencies	$1,993	$128,362	$0	$0	$1,993	$128,362

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$7	$762	$0	$0	$7	$762

Total	$2,000	$129,124	$0	$0	$2,000	$129,124

U.S. Government and federal agency obligations
The Company had no unrealized losses on U.S. Government obligations at December 31, 2011. The unrealized losses on fifteen investments in U.S. Government obligations at December 31, 2010 were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Mortgage-backed securities
The unrealized losses on three investments in mortgage-backed securities at December 31, 2011 were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011. There were no unrealized losses on investments in mortgage-backed securities at December 31, 2010.

Obligations of state and political subdivisions
The unrealized losses on two investments in obligations of state and political subdivisions at December 31, 2011 were caused by interest rate increases. Because the Company does not intend to sell the investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2011. There were no unrealized losses on investments in obligations of state and political subdivisions at December 31, 2010.

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

The Company evaluated the positive and negative factors of FHLB stock for impairment and determined the stock not to be impaired at December 31, 2011 or December 31, 2010. This analysis is based on the following information. Although the FHLB temporarily suspended excess stock repurchases in 2009, the FHLB resumed its stock repurchase program in 2010, reported net income in all four quarters of 2010 and 2011, and as of December 31, 2011, declared dividends for the first three quarters of 2011.

Note 4. Loans and the Allowance for Loan Losses
The following is a summary of the balances in each segment of the Company’s loan portfolio:

	December 31,	December 31,
	2011	2010
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$77,588	$89,690
Commercial	288,108	344,347
Construction	19,981	19,206
Second mortgages	16,044	16,105
Equity lines of credit	34,220	39,048
Total mortgage loans on real estate	435,941	508,396
Commercial loans	35,015	36,053
Consumer loans	17,041	24,389
Other	32,330	17,781
Total loans	520,327	586,619
Less: Allowance for loan losses	(8,498)	(13,228)
Loans, net of allowance and deferred fees	$511,829	$573,391

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $583 thousand and $607 thousand at December 31, 2011 and December 31, 2010, respectively.

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

Index

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

The following table presents credit quality exposures by internally assigned risk ratings:

Credit Quality Information
As of December 31, 2011
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$74,839	$677	$2,072	$0	$77,588
Commercial	258,610	11,803	17,695	0	288,108
Construction	19,548	396	37	0	19,981
Second mortgages	15,212	0	832	0	16,044
Equity lines of credit	33,390	182	648	0	34,220
Total mortgage loans on real estate	401,599	13,058	21,284	0	435,941
Commercial loans	29,455	4,295	1,265	0	35,015
Consumer loans	16,955	0	86	0	17,041
Other	32,330	0	0	0	32,330
Total	$480,339	$17,353	$22,635	$0	$520,327

Credit Quality Information
As of December 31, 2010
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$75,803	$2,383	$11,504	$0	$89,690
Commercial	287,551	23,969	30,000	2,827	344,347
Construction	18,052	0	1,154	0	19,206
Second mortgages	15,010	0	1,095	0	16,105
Equity lines of credit	37,206	1,109	733	0	39,048
Total mortgage loans on real estate	433,622	27,461	44,486	2,827	508,396
Commercial loans	33,275	2,179	599	0	36,053
Consumer loans	23,981	1	407	0	24,389
Other	17,693	87	1	0	17,781
Total	$508,571	$29,728	$45,493	$2,827	$586,619

As of December 31, 2011 and December 31, 2010 the Company did not have any loans internally classified as Loss.

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

Index

Age Analysis of Past Due Loans at December 31, 2011

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$75	$0	$627	$702	$76,886	$77,588	$0
Commercial	0	0	1,123	1,123	286,985	288,108	510
Construction	148	0	0	148	19,833	19,981	0
Second mortgages	104	0	469	573	15,471	16,044	0
Equity lines of credit	159	0	369	528	33,692	34,220	0
Total mortgage loans on real estate	486	0	2,588	3,074	432,867	435,941	510
Commercial loans	101	0	0	101	34,914	35,015	0
Consumer loans	58	89	2	149	16,892	17,041	2
Other	44	0	5	49	32,281	32,330	5
Total	$689	$89	$2,595	$3,373	$516,954	$520,327	$517

Age Analysis of Past Due Loans at December 31, 2010

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,550	$85	$1,641	$3,276	$86,414	$89,690	$0
Commercial	240	617	10,555	11,412	332,935	344,347	0
Construction	0	0	16	16	19,190	19,206	16
Second mortgages	475	0	187	662	15,443	16,105	33
Equity lines of credit	597	0	22	619	38,429	39,048	0
Total mortgage loans on real estate	2,862	702	12,421	15,985	492,411	508,396	49
Commercial loans	78	11	0	89	35,964	36,053	0
Consumer loans	297	49	69	415	23,974	24,389	23
Other	79	0	1	80	17,701	17,781	1
Total	$3,316	$762	$12,491	$16,569	$570,050	$586,619	$73

(1) For purposes of these tables, Total Current Loans includes loans that are 1 - 29 days past due.

NONACCRUAL LOANS
The Company generally places non-consumer loans in nonaccrual status when the full and timely collection of interest or principal becomes uncertain, part of the principal balance has been charged off and no restructuring has occurred or the loan reaches 90 days past due, unless the credit is well-secured and in the process of collection. Under regulatory rules, consumer loans, which are loans to individuals for household, family and other personal expenditures, and loans secured by 1-4 family residential properties are not required to be placed in nonaccrual status. Although consumer loans and loans secured by 1-4 family residential property are not required to be placed in nonaccrual status, the Company may place a consumer loan or loan secured by 1-4 family residential property in nonaccrual status, if necessary to avoid a material overstatement of interest income.

Generally, consumer loans not secured by real estate are placed in nonaccrual status only when part of the principal has been charged off. These loans are charged off or written down to the net realizable value of the collateral when deemed uncollectible, due to bankruptcy or other factors, or when they reach 90 days past due based on loan product, industry practice, terms and other factors.

When management places a loan in nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and the loan is accounted for by the cash or cost recovery method, until it qualifies for return to accrual status. Generally, management returns a loan to accrual status if (a) all delinquent interest and principal payments become current under the terms of the loan agreement or (b) the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

Index

The following table presents loans in nonaccrual status by class of loan:

Nonaccrual Loans by Class
(in thousands)
	December 31, 2011	December 31, 2010

Mortgage loans on real estate:
Residential 1-4 family	$748	$6,302
Commercial	6,719	13,281
Construction	0	37
Second mortgages	499	540
Equity lines of credit	368	427
Total mortgage loans on real estate	8,334	20,587
Commercial loans	129	178
Consumer loans	12	116
Total	$8,475	$20,881

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

Years ended December 31,	2011	2010	2009
	(in thousands)
Interest income that would have been recorded under original loan terms	$1,353	$1,507	$442
Actual interest income recorded for the period	506	790	440
Reduction in interest income on nonaccrual loans	$847	$717	$2

MODIFICATIONS
The Company’s loan portfolio also includes certain loans that have been modified in a TDR, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance in accordance with the restructured terms for a reasonable period, generally six months. When the Company modifies a loan, management evaluates any possible impairment as stated in the impaired loan section above.

FASB issued Accounting Standards Update 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). As a result of adopting ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 to determine whether the restructurings should be considered TDRs. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company classified those loans as impaired. ASU 2011-02 requires prospective application of the impairment measurement for those loans newly identified as impaired. As of December 31, 2011, the end of the first interim period of adoption, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired was $2.0 million and the allowance for loan losses associated with those loans, on the basis of a current evaluation of the loss, was zero.

Index

The following tables present TDRs during the periods indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Year Ended December 31, 2011
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	1	$175	$175	$174
Commercial	3	4,102	3,083	3,012
Total mortgage loans on real estate	4	4,277	3,258	3,186
Total	4	$4,277	$3,258	$3,186

The residential 1-4 family TDR was given an interest rate below the current market rate for customers with similar risk profiles. The three commercial real estate TDRs were given principal reductions totaling $1.0 million. The financial effects of these modifications can not be determined due to the fact that these loans would not have been made if the loans had not been restructurings of troubled loans already on the Company’s books.

All loans in the table above have been performing according to their modified terms for at least six months and therefore are not included in the Company’s total nonperforming assets discussed elsewhere in this annual report on Form 10-K. None of the Company's previously-restructured loans defaulted during 2011.

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

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during 2011 and 2010. The average balances are calculated based on the month-end balance of the loans for the year ended December 31, 2010 and on the daily average balance for the year ended December 31, 2011.

Index

Impaired Loans by Class
(in thousands)
	As of December 31, 2011				For the year ended December 31, 2011
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$486	$391	$91	$6	$3,753	$554
Commercial	8,263	4,734	3,371	968	8,911	456
Construction	0	0	0	0	0	0
Second mortgages	520	250	258	31	603	24
Equity lines of credit	371	369	0	0	392	21
Total mortgage loans on real estate	$9,640	$5,744	$3,720	$1,005	$13,659	$1,055
Commercial loans	142	19	110	23	130	2
Total	$9,782	$5,763	$3,830	$1,028	$13,789	$1,057

Impaired Loans by Class
(in thousands)
	As of December 31, 2010				For the Year Ended December 31, 2010
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,850	$5,008	$810	$70	$4,298	$320
Commercial	13,319	3,798	9,400	2,827	14,320	593
Construction	0	0	0	0	194	5
Second mortgages	508	100	404	62	377	33
Equity lines of credit	405	262	143	11	300	24
Total mortgage loans on real estate	$20,082	$9,168	$10,757	$2,970	$19,489	$975
Commercial loans	184	178	0	0	73	13
Consumer loans	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	$20,266	$9,346	$10,757	$2,970	$19,562	$988

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

Index

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

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At Decemeber 31, 2011 and December 31, 2010, the historical loss percent was based on losses sustained in each segment of the portfolio over the previous eight quarters.

Management also provides an allocated component of the allowance for loans that are classified as impaired. An allocated allowance is established when the discounted value of future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan.

Based on credit risk assessments and management’s analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, concentrations, changes in underwriting, changes in management and changes in the legal and regulatory environment.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $8.5 million adequate to cover loan losses inherent in the loan portfolio at December 31, 2011. The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Index

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

	(in thousands)
Year ended December 31, 2011	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at beginning of year	$799	$441	$11,498	$357	$133	$13,228
Charge-offs	(942)	0	(7,822)	(333)	(210)	(9,307)
Recoveries	141	0	575	102	59	877
Provision for loan losses	1,013	(118)	2,484	174	147	3,700
Ending balance	$1,011	$323	$6,735	$300	$129	$8,498
Ending balance individually evaluated for impairment	$23	$0	$1,005	$0	$0	$1,028
Ending balance collectively evaluated for impairment	988	323	5,730	300	129	7,470
Ending balance	$1,011	$323	$6,735	$300	$129	$8,498
Loan Balances:
Ending balance individually evaluated for impairment	$129	$0	$9,464	$0	$0	$9,593
Ending balance collectively evaluated for impairment	34,886	19,981	406,496	17,041	32,330	510,734
Ending balance	$35,015	$19,981	$415,960	$17,041	$32,330	$520,327

Year ended December 31, 2010	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at beginning of year	$935	$354	$5,552	$672	$351	$7,864
Charge-offs	(556)	(126)	(2,971)	(655)	(180)	(4,488)
Recoveries	192	0	636	155	69	1,052
Provision for loan losses	228	213	8,281	185	(107)	8,800
Ending balance	$799	$441	$11,498	$357	$133	$13,228
Ending balance individually evaluated for impairment	$0	$0	$2,970	$0	$0	$2,970
Ending balance collectively evaluated for impairment	799	441	8,528	357	133	10,258
Ending balance	$799	$441	$11,498	$357	$133	$13,228
Loan Balances:
Ending balance individually evaluated for impairment	$178	$0	$19,925	$0	$0	$20,103
Ending balance collectively evaluated for impairment	35,875	19,206	469,265	24,389	17,781	566,516
Ending balance	$36,053	$19,206	$489,190	$24,389	$17,781	$586,619

2009
(in thousands)
Balance, beginning of year	$6,406
Recoveries	937
Provision for loan losses	6,875
Loans charged off	(6,354)
Balance, end of year	$7,864

Index

CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in the Company’s accounting methodology for the allowance for loan losses during the year ended December 31, 2011.

NOTE 5, Foreclosed Assets

Foreclosed assets are presented net of a valuation allowance for losses. An analysis of the valuation allowance on foreclosed assets is as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of year	$2,124	$860	$428
Additions and write-downs	942	1,379	695
Reductions due to sales	(1,215)	(115)	(263)
Balance at end of year	$1,851	$2,124	$860

Expenses applicable to foreclosed assets include the following:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net loss (gain) on sales of real estatetr	$471	$63	$(15)
Provision for losses (direct writedowns)	942	1,379	695
Operating expenses, net of income*	477	392	463
Total Expenses	$1,890	$1,834	$1,143

* included in other operating income and other operating expense

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

	2011	2010
	(in thousands)
Land	$7,804	$7,808
Buildings	26,436	25,647
Leasehold improvements	858	855
Furniture, fixtures and equipment	16,947	15,994
	52,045	50,304
Less accumulated depreciation and amortization	21,781	20,688
	$30,264	$29,616
Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $1.8 million, $1.9 million and $1.9 million, respectively.

The Company has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2015. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

Index

The total approximate minimum rental commitment at December 31, 2011 under noncancellable leases is $684 thousand which is due as follows (in thousands):

2012	$249
2013	181
2014	163
2015	91
Total	$684

The aggregate rental expense of premises and equipment was $286 thousand, $282 thousand and $347 thousand for 2011, 2010 and 2009, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2011 and 2010 was $125.7 million and $136.9 million, respectively. As of December 31, 2011, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2011, the scheduled maturities of time deposits (in thousands) are as follows:

2012	$157,415
2013	53,598
2014	38,489
2015	27,028
2016	18,362
$294,892

NOTE 8, Short Term and Long Term Borrowings

The Company's short-term borrowings include federal funds purchased, overnight repurchase agreements and U.S. Treasury demand notes. Overnight repurchase agreements, which totaled $35.0 million and $50.8 million as of December 31, 2011 and 2010, respectively, are classified as secured borrowings that generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The U.S. Treasury demand notes are subject to call by the U.S. Treasury with interest paid monthly at the rate of 25 basis points (1/4%) below the federal funds rate. U.S. Treasury demand notes totaled zero and $731 thousand as of December 31, 2011 and 2010, respectively. The U.S. Treasury demand notes totaled zero at December 31, 2011 because of the elimination of retained electronic tax deposits (affecting both Retainer and Investor depositories) and subsequently the designation Retainer Depositary from the Treasury Tax & Loan Program effective January 1, 2012. One hundred percent of the demand note was called at the close of business on December 30, 2011.

As of December 31, 2011, four customer relationships exceeded 5 percent of total repurchase agreements, with a combined outstanding balance of $27.5 million, or 75.26% of total repurchase agreements.

The Company's long-term debt at December 31, 2011 and 2010 consisted of fixed-rate FHLB advances. The FHLB advances are secured by a blanket lien on qualified 1 – 4 family residential real estate loans. These pledged loans totaled $64.6 million at December 31, 2011.

Index

The contractual maturities of long-term debt are as follows:

	December 31,
	2011		2010
	Fixed Rate	Weighted Avg Rate	Fixed Rate	Weighted Avg Rate
	(in thousands)		(in thousands)
Due in 2012	$10,000	4.74%	$10,000	4.74%
Due in 2016	25,000	4.83%	25,000	4.83%
Total long-term debt	$35,000	4.80%	$35,000	4.80%

NOTE 9, Stock Option Plan

On March 9, 2008, the Company’s 1998 stock option plan expired. At December 31, 2011, options to purchase 165,710 shares of common stock granted under the stock option plan were outstanding. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and an option's maximum term is ten years.

Stock option plan activity for the year ended December 31, 2011 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1, 2011	225,127	$19.62
Granted	0	0
Exercised	(22,020)	12.91
Canceled or expired	(37,397)	14.66
Options outstanding, December 31, 2011	165,710	$21.64	4.46	$0
Options exercisable, December 31, 2011	146,468	$21.84	4.28	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.This amount changes based on changes in the market value of the Company’s stock.

As of December 31, 2011, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company’s common stock.

No in-the-money options were exercised during the year ended December 31, 2011. However, six option-holders chose to exercise options where the option price was greater than the current market value. Proceeds from these exercises were $284 thousand. The total proceeds of the in-the-money options exercised during the years ended December 31, 2010 and 2009 were $246 thousand and $138 thousand. Total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $65 thousand and $83 thousand, respectively.

As of December 31, 2011, there was $84 thousand in unrecognized compensation expense related to nonvested options, which is expected to be recognized over a weighted-average period of nine months. Stock compensation expense was $110 thousand, $114 thousand and $111 thousand during the years ended December 31, 2011, 2010 and 2009.

Index

Information pertaining to options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$23.83	69,500	2.61	$23.83	69,500	$23.83
20.05	96,210	5.79	20.05	76,968	20.05
	165,710	4.46	$21.64	146,468	$21.84

NOTE 10, Earnings per Common Share

Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net Income applicable to common stock	$3,290	$1,547	$1,682

Average number of common shares outstanding	4,952	4,928	4,908
Effect of dilutive options	0	4	27
Average number of common shares outstanding used to
calculate diluted earnings per common share	4,952	4,932	4,935

The Company did not include an average of 191 thousand, 206 thousand and 186 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for 2011, 2010 and 2009, respectively, because they were antidilutive.

NOTE 11. Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal shareholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company’s board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal shareholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders' equity at December 31, 2011.

Annual activity consisted of the following:

	2011	2010
	(in thousands)
Balance, beginning of year	$2,193	$2,599
Additions	946	218
Reductions	(1,091)	(624)
Balance, end of year	$2,048	$2,193

Deposits from related parties held by the Company at December 31, 2011 and 2010 amounted to $18.5 million and $23.6 million, respectively. One member of the Company’s Board of Directors is an attorney and was assigned $10.9 million of settlement funds in 2010. These funds were partially disbursed in 2011 and will continue to disburse over the next few years as court approval is obtained. Undisbursed funds at December 31, 2011 totaled $4.8 million.

Index

NOTE 12, Income Taxes

The components of income tax expense for the current year-end and the preceding two are as follows:

	2011	2010	2009
	(in thousands)
Current tax expense (benefit)	$(1,031)	$2,577	$664
Deferred tax expense (benefit)	2,094	(2,428)	(453)
Reported tax expense	$1,063	$149	$211

A reconciliation of the "expected" Federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	2011	2010	2009
	(in thousands)
Expected tax expense (34%)	$1,480	$577	$644
Interest expense on tax-exempt assets	7	10	23
Tax credit for investment	(82)	(27)	0
Tax-exempt interest	(100)	(131)	(226)
Bank-owned life insurance	(280)	(331)	(325)
Other, net	38	51	95
Reported tax expense	$1,063	$149	$211

The effective tax rates for 2011, 2010 and 2009 were 24.4%, 8.8% and 11.1%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,889	$4,497
Interest on nonaccrual loans	101	311
Foreclosed assets	899	968
Pension - other comprehensive income	966	846
Bank owned life insurance benefit	91	78
Contribution carried forward	97	0
Net unrealized loss on securities available-for sale	0	477
Unexercised nonqualified options	32	24
	$5,075	$7,201

Deferred tax liabilities:
Depreciation	$(741)	$(367)
Accretion of discounts on securities	(2)	(3)
Deferred loan fees and costs	(291)	(317)
Pension	(914)	(935)
Net unrealized gains on securities available-for-sale	(786)	0
Other	(1)	(3)
	(2,735)	(1,625)
Net deferred tax assets	$2,340	$5,576

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

Index

The last Internal Revenue Service (IRS) examination was conducted in 2009 on the Company’s U.S. income tax return for 2008.

NOTE 13, Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined-benefit pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants will be added to the plan.

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,896	$5,318	$4,657
Service cost	0	0	0
Interest cost	305	314	284
Benefits paid	(572)	(354)	(222)
Actuarial loss	246	618	599
Benefit obligation at end of year	$5,875	$5,896	$5,318

Change in plan assets
Fair value of plan assets at beginning of year	$6,156	$5,658	$4,411
Actual return on plan assets	137	352	469
Employer contribution	0	500	1,000
Benefits paid	(572)	(354)	(222)
Fair value of plan assets at end of year	$5,721	$6,156	$5,658

Funded Status at end of year	$(154)	$260	$340

Amounts recognized in the consolidated balance sheets at December 31,
Prepaid pension cost (pension liability)	$(154)	$260	$340

Amounts recognized in other comprehensive income (loss)
Loss	$2,842	$2,489	$1,961
Deferred taxes	(966)	(846)	(667)
Net loss	$1,876	$1,643	$1,294

Accumulated benefit obligation	$5,875	$5,896	$5,318

Assumptions used to determine the benefit obligations at December 31,	2010	2010	2009
Discount rate	5.00%	5.30%	6.01%
Rate of compensation increase	7.00%	7.00%	7.00%

Index

	Years ended December 31,
Components of net periodic pension cost	2011	2010	2009
	(in thousands)
Interest cost	$305	$313	$284
Expected return on plan assets	(418)	(389)	(331)
Amortization of unrecognized loss	175	127	104
Net periodic pension cost	$62	$51	$57

Components of other amounts recognized in other comprehensive income
Net loss	$527	$656	$359
Amortization of loss (gain)	(175)	(127)	0
Total recognized in other comprehensive income	$352	$529	$359

Total recognized in net periodic benefit cost and other comprehensive income	$414	$580	$416

The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $225 thousand.

	Years ended December 31,
Weighted-average assumptions used to determine net periodic pension cost	2011	2010	2009
Discount rate	5.30%	6.01%	6.49%
Expected long-term rate of return on plan assets	7.00%	7.00%	8.00%

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

The pension plan invests primarily in large and mid-cap equities and government and corporate bonds, with the following target allocations: equities 55 percent, fixed income 40 percent and cash 5 percent. The pension plan has a very small investment in emerging markets equity mutual funds, representing approximately 1 percent of the total account value.

Fair value is discussed in detail in Note 15. The fair value of the Company’s pension plan assets by asset category are as follows:

	Assets at Fair Value as of December 31, 2011
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$311	$0	$0	$311
U.S. Government securities	100	0	0	100
Mutual Funds	123	0	0	123
Common Stock	3,232	0	0	3,232
Corporate bonds	0	1,955	0	1,955
Total assets at fair value	$3,766	$1,955	$0	$5,721

	Assets at Fair Value as of December 31, 2010
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$900	$0	$0	$900
U.S. Government securities	372	0	0	372
Mutual Funds	147	0	0	147
Common Stock	3,128	0	0	3,128
Corporate bonds	0	1,609	0	1,609
Total assets at fair value	$4,547	$1,609	$0	$6,156

Index

The Company did not contribute to the pension plan in 2011. In 2010 the Company’s contribution was $500 thousand. Management has not determined at this time how much, if any, contributions to the plan will be for the year ended December 31, 2012.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2012	$288
2013	358
2014	306
2015	321
2016	276
Thereafter	2,128
Total	$3,677

401(K) PLAN
The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute to the plan subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent of the first 4 percent of an employee's compensation contributed to the plan. Matching contributions vest to the employee immediately. The Company may make profit sharing contributions to the plan as determined by the Board of Directors. Profit sharing contributions vest to the employee over a six-year period. For the years ended December 31, 2011, 2010 and 2009, expense attributable to the plan amounted to $530 thousand, $489 thousand, and $484 thousand, respectively.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at December 31:

	2011	2010
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$29,686	$31,043
Commercial real estate, construction and development loans committed but not funded	8,662	14,061
Other lines of credit (principally commercial)	45,678	58,458
Total	$84,026	$103,562

Letters of credit	$2,466	$3,717

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extensions of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are not collateralized and usually do not contain a specified maturity date, and ultimately may not be drawn upon to the total extent to which the Company is committed.

Index

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year, with the exception of two guarantees which expire in 2013 and 2014. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, have no material effect on the Company's consolidated financial statements.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments, using as appropriate the fair value hierarchy discussed below:

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2011 and 2010, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

Index

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$24,855	$24,855	$28,431	$28,431
Securities available-for-sale	236,599	236,599	206,092	206,092
Securities held-to-maturity	1,515	1,526	1,952	1,957
Restricted securities	3,451	3,451	4,320	4,320
Loans, net of allowances for loan losses	511,829	515,105	573,391	571,906
Bank owned life insurance	21,593	21,593	18,020	18,020
Accrued interest receivable	2,528	2,528	2,652	2,652

Financial liabilities:
Deposits	$690,879	$692,539	$679,214	$682,001
Federal funds purchased and other borrowings	0	0	731	731
Overnight repurchase agreements	35,001	35,001	50,757	50,757
Term repurchase agreements	1,480	1,481	38,959	38,955
Federal Home Loan Bank advances	35,000	39,341	35,000	39,260
Accrued interest payable	577	577	824	824

FAIR VALUE HIERARCHY
In accordance with fair value guidance issued by FASB, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Index

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Treasury securities	$250	$0	$250	$0
Obligations of U.S. Government agencies	119,554	0	119,554	0
Obligations of state and political subdivisions	12,261	0	12,261	0
Mortgage-backed securities	103,228	0	103,228	0
Money market investments	1,306	0	1,306	0
Total available-for-sale securities	$236,599	$0	$236,599	$0

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Treasury securities	$600	$0	$600	$0
Obligations of U.S. Government agencies	200,121	0	200,121	0
Obligations of state and political subdivisions	3,172	0	3,172	0
Mortgage-backed securities	382	0	382	0
Money market investments	1,817	0	1,817	0
Total available-for-sale securities	$206,092	$0	$206,092	$0

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

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

		Carrying Value at December 31, 2011
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$2,802	$0	$2,572	$230
Foreclosed assets	$9,390	$0	$9,390	$0

		Carrying Value at December 31, 2010
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,787	$523	$6,182	$1,082
Foreclosed assets	$11,448	$0	$11,448	$0

NOTE 16, Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions to be initiated by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2011 and 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Index

As of December 31, 2011, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011:
Total Capital to Risk Weighted Assets:
Consolidated	$93,680	15.71%	$47,698	8.00%	N/A	N/A
Old Point National Bank	88,410	14.85%	47,627	8.00%	$59,534	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	86,214	14.46%	23,849	4.00%	N/A	N/A
Old Point National Bank	80,955	13.60%	23,814	4.00%	35,720	6.00%

Tier 1 Capital to Average Assets:
Consolidated	86,214	10.17%	33,900	4.00%	N/A	N/A
Old Point National Bank	80,955	9.60%	33,729	4.00%	42,161	5.00%

December 31, 2010:
Total Capital to Risk Weighted Assets:
Consolidated	$91,778	14.00%	$52,446	8.00%	N/A	N/A
Old Point National Bank	86,300	13.18%	52,386	8.00%	$65,483	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	83,521	12.74%	26,223	4.00%	N/A	N/A
Old Point National Bank	78,056	11.92%	26,193	4.00%	39,290	6.00%

Tier 1 Capital to Average Assets:
Consolidated	83,521	9.19%	36,373	4.00%	N/A	N/A
Old Point National Bank	78,056	8.63%	36,188	4.00%	45,235	5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2012, without approval of the Comptroller, $3.7 million plus an additional amount equal to the Bank's and Trust’s retained net profits for 2012 up to the date of any dividend declaration.

Index

NOTE 17, Quarterly Data (Unaudited)

	Year Ended December 31,
	2011				2010
	(in thousands, except per share data)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$8,742	$8,992	$9,152	$9,365	$10,081	$10,172	$10,221	$10,416
Interest expense	(1,561)	(1,619)	(1,690)	(1,845)	(2,070)	(2,253)	(2,695)	(2,964)

Net interest income	7,181	7,373	7,462	7,520	8,011	7,919	7,526	7,452
Provision for loan losses	(800)	(600)	(500)	(1,800)	(1,300)	(1,500)	(1,300)	(4,700)
Net interest income, after provision for loan losses	6,381	6,773	6,962	5,720	6,711	6,419	6,226	2,752

Noninterest income	3,239	3,201	2,951	2,805	2,824	3,389	3,128	3,298
Noninterest expenses	(8,474)	(8,539)	(8,500)	(8,166)	(8,943)	(8,397)	(7,976)	(7,735)

Income before income taxes	1,146	1,435	1,413	359	592	1,411	1,378	(1,685)
Provision for income taxes	(279)	(392)	(378)	(14)	(142)	(376)	(370)	739
Net income	$867	$1,043	$1,035	$345	$450	$1,035	$1,008	$(946)

Earnings per common share:
Basic	$0.18	$0.21	$0.21	$0.07	$0.09	$0.21	$0.21	$(0.19)
Diluted	$0.18	$0.21	$0.21	$0.07	$0.09	$0.21	$0.20	$(0.19)

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

Index

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31 follows:

2011	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$36,207	$41	$3,633	$(3,630)	$36,251
Income from fiduciary activities	0	3,002	0	0	3,002
Other income	8,942	314	300	(362)	9,194
Total operating income	45,149	3,357	3,933	(3,992)	48,447

Expenses
Interest expense	6,716	0	12	(13)	6,715
Provision for loan losses	3,700	0	0	0	3,700
Salaries and employee benefits	16,574	2,044	521	0	19,139
Other expenses	13,755	906	241	(362)	14,540
Total operating expenses	40,745	2,950	774	(375)	44,094

Income before taxes	4,404	407	3,159	(3,617)	4,353

Income tax expense (benefit)	1,056	138	(131)	0	1,063

Net income	$3,348	$269	$3,290	$(3,617)	$3,290

Total assets	$845,323	$4,979	$85,989	$(86,787)	$849,504

2010	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$40,837	$50	$1,893	$(1,890)	$40,890
Income from fiduciary activities	0	3,074	0	0	3,074
Other income	9,209	416	303	(360)	9,568
Total operating income	50,046	3,540	2,196	(2,250)	53,532

Expenses
Interest expense	9,990	0	12	(20)	9,982
Provision for loan losses	8,800	0	0	0	8,800
Salaries and employee benefits	15,738	2,039	519	0	18,296
Other expenses	13,935	936	248	(361)	14,758
Total operating expenses	48,463	2,975	779	(381)	51,836

Income before taxes	1,583	565	1,417	(1,869)	1,696

Income tax expense (benefit)	87	192	(130)	0	149

Net income	$1,496	$373	$1,547	$(1,869)	$1,547

Total assets	$882,415	$4,980	$81,196	$(81,749)	$886,842

Index

2009	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$41,607	$77	$2,026	$(2,028)	$41,682
Income from fiduciary activities	0	2,987	0	0	2,987
Other income	9,310	373	300	(356)	9,627
Total operating income	50,917	3,437	2,326	(2,384)	54,296

Expenses
Interest expense	14,343	0	10	(30)	14,323
Provision for loan losses	6,875	0	0	0	6,875
Salaries and employee benefits	15,229	2,025	527	0	17,781
Other expenses	12,669	872	239	(356)	13,424
Total operating expenses	49,116	2,897	776	(386)	52,403

Income before taxes	1,801	540	1,550	(1,998)	1,893

Income tax expense (benefit)	159	184	(132)	0	211

Net income	$1,642	$356	$1,682	$(1,998)	$1,682

Total assets	$917,311	$4,844	$81,853	$(82,586)	$921,422

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains or losses.

The Bank extends a line of credit to the Parent. This line of credit is primarily used to repurchase the Parent’s publicly traded stock, but may, from time to time, be used for other purposes. Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%. This loan is secured by a held-to-maturity security with a book value of $145 thousand and a market value of $148 thousand at December 31, 2011. Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.

Index

NOTE 19, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
Balance Sheets	2011	2010
	(in thousands)
Assets
Cash and cash equivalents	$85	$202
Securities held-to-maturity	145	282
Investment in common stock of subsidiaries	85,498	80,461
Other assets	261	251
Total assets	$85,989	$81,196

Liabilities and Stockholders' Equity
Note payable - subsidiary	$124	$244
Common stock	24,795	24,685
Additional paid-in capital	16,310	16,026
Retained earnings	45,109	42,810
Accumulated other comprehensive loss	(349)	(2,569)
Total liabilities and stockholders' equity	$85,989	$81,196

	Years Ended December 31,
Statements of Income	2011	2010	2009
	(in thousands)
Income:
Dividends from subsidiary	$800	$1,000	$2,495
Interest on investments	16	24	28
Other income	300	303	300
Total income	1,116	1,327	2,823
Expenses:
Salary and benefits	521	519	527
Legal expenses	56	57	44
Service fees	160	143	119
Other operating expenses	37	61	86
Total expenses	774	780	776
Income before income taxes and equity in
undistributed net income of subsidiaries	342	547	2,047
Income tax benefit	131	131	132
	473	678	2,179
Equity in undistributed net income (loss) of subsidiaries	2,817	869	(497)
Net income	$3,290	$1,547	$1,682

Index

	Years Ended December 31,
Statements of Cash Flows	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$3,290	$1,547	$1,682
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(2,817)	(869)	497
Stock compensation expense	110	114	111
Decrease (increase) in other assets	(10)	8	(9)
Increase (decrease) in other liabilities	0	(7)	0
Net cash provided by operating activities	573	793	2,281

Cash flows from investing activities; calls of investment securities	137	130	55

Cash flows from financing activities:
Repayment of advances from subsidiaries	(120)	0	0
Exercise of stock options	284	246	138
Repurchase and retirement of common stock	0	(41)	(36)
Tax effect of nonqualified stock options	0	16	0
Cash dividends paid on common stock	(991)	(1,232)	(2,307)
Net cash used in financing activities	(827)	(1,011)	(2,205)
Net increase (decrease) in cash and cash equivalents	(117)	(88)	131
Cash and cash equivalents at beginning of year	202	290	159
Cash and cash equivalents at end of year	$85	$202	$290

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

Index

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders (the 2012 Proxy Statement) to be held on May 22, 2012.

Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2012 Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2012 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information set forth under the captions “Compensation and Benefits Committee Interlocks and Insider Participation,” “Executive Compensation” and “General Compensation Disclosure” in the 2012 Proxy Statement is incorporated herein by reference.

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2012 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2012 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the captions “Board Committees and Attendance” in the 2012 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2012 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)                      Consolidated Financial Statements
The following consolidated financial statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2011 and 2010
Consolidated Statements of Income – Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows – Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(a)(2)           Consolidated Financial Statement Schedules
All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)            Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.	Description

3.1	Articles of Incorporation of Old Point Financial Corporation, as amended June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated March 8, 2011 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 10, 2011)

10.1*	Old Point Financial Corporation 1998 Stock Option Plan, as amended April 24, 2001 (incorporated by reference to Exhibit 4.4 to Form S-8 filed July 24, 2001)

10.2*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 30, 2005)

10.3*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 30, 2005)

Index

10.4*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company entered into with each of Robert F. Shuford, Sr., Louis G. Morris, Laurie D. Grabow and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 30, 2005)

10.5*	Directors' Compensation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 12, 2009)

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Description of Management Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 12, 2009)

10.7.1*	2012 Target Bonuses and Performance Goals under the Management Incentive Plan (incorporated by reference to Form 8-K filed February 15, 2012)

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

10.11*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with Joseph R. Witt (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.12*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with New York Life Insurance and Annuity Corporation entered into with Eugene M. Jordan, II, Robert F. Shuford, Jr, and Joseph R. Witt

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

101
The following materials from Old Point Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

* Denotes management contract.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.,
Chairman, President & Chief Executive Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Sr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Sr.	Principal Executive Officer

Date: March 30, 2012

/s/Laurie D. Grabow	Chief Financial Officer & Senior Vice President/ Finance
Laurie D. Grabow	Principal Financial & Accounting Officer

Date: March 30, 2012

/s/James Reade Chisman*	Director
James Reade Chisman

/s/Richard F. Clark*	Director
Richard F. Clark

/s/Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/Michael A. Glasser*	Director
Michael A. Glasser

/s/Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/Stephen D. Harris*	Director
Stephen D. Harris

/s/John Cabot Ishon*	Director
John Cabot Ishon

/s/John B. Morgan, II*	Director
John B. Morgan, II

/s/Louis G. Morris*	Director
Louis G. Morris

/s/Robert L. Riddle*	Director
Robert L. Riddle

/s/Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

Index

/s/Robert F. Shuford, Jr.*	Director
Robert F. Shuford, Jr.

/s/Ellen Clark Thacker*	Director
Ellen Clark Thacker

/s/Joseph R. Witt*	Director
Joseph R. Witt

*By Robert F. Shuford, Sr., as Attorney in Fact

Date: March 30, 2012