Form 10-Q
period 2012-03-31
OLD POINT FINANCIAL CORP
filed 2012-05-15
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to _____________

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
■Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
■ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes   ■ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,959,009 shares of common stock ($5.00 par value) outstanding as of April 30, 2012

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and due from banks	$7,312,832	$9,523,279
Interest-bearing due from banks	34,843,024	13,977,625
Federal funds sold	2,561,786	1,353,752
Cash and cash equivalents	44,717,642	24,854,656
Securities available-for-sale, at fair value	268,080,230	236,598,688
Securities held-to-maturity (fair value approximates $1,522,153 and $1,525,624)	1,515,000	1,515,000
Restricted securities	3,451,000	3,451,000
Loans, net of allowance for loan losses of $8,087,461 and $8,497,731	482,041,464	511,829,008
Premises and equipment, net	30,172,779	30,263,937
Bank-owned life insurance	21,817,144	21,593,464
Foreclosed assets, net of valuation allowance of $1,616,120 and $1,851,160	7,439,270	9,390,130
Other assets	10,347,839	10,007,712
	$869,582,368	$849,503,595

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$165,983,290	$163,639,321
Savings deposits	241,835,667	232,348,196
Time deposits	299,042,257	294,891,492
Total deposits	706,861,214	690,879,009
Overnight repurchase agreements	38,559,921	35,000,910
Term repurchase agreements	1,174,218	1,480,103
Federal Home Loan Bank advances	35,000,000	35,000,000
Accrued expenses and other liabilities	2,018,737	1,278,858
Total liabilities	783,614,090	763,638,880

Commitments and contingencies

Stockholders' equity:

Common stock, $5 par value, 10,000,000 shares authorized;4,959,009 and 4,959,009 shares issued and outstanding	24,795,045	24,795,045
Additional paid-in capital	16,337,820	16,309,983
Retained earnings	45,939,618	45,109,268
Accumulated other comprehensive loss, net	(1,104,205)	(349,581)
Total stockholders' equity	85,968,278	85,864,715
Total liabilities and stockholders' equity	$869,582,368	$849,503,595

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$7,068,777	$8,402,407
Interest on due from banks	16,272	500
Interest on federal funds sold	303	8,245
Interest on securities:
Taxable	1,221,486	902,718
Tax-exempt	93,977	39,334
Dividends and interest on all other securities	21,377	11,711
Total interest and dividend income	8,422,192	9,364,915

Interest Expense:
Interest on savings deposits	94,055	105,187
Interest on time deposits	975,429	1,265,965
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	16,396	53,112
Interest on Federal Home Loan Bank advances	425,046	420,375
Total interest expense	1,510,926	1,844,639
Net interest income	6,911,266	7,520,276
Provision for loan losses	200,000	1,800,000
Net interest income, after provision for loan losses	6,711,266	5,720,276

Noninterest Income:
Income from fiduciary activities	826,646	770,972
Service charges on deposit accounts	1,030,305	1,011,578
Other service charges, commissions and fees	797,029	737,844
Income from bank-owned life insurance	223,680	201,720
Gain on sale of available-for-sale securities, net	314,395	0
Other operating income	75,830	83,128
Total noninterest income	3,267,885	2,805,242

Noninterest Expense:
Salaries and employee benefits	4,960,277	4,629,803
Occupancy and equipment	1,093,753	1,085,506
Data processing	382,527	327,603
FDIC insurance	280,838	405,182
Customer development	203,896	221,636
Legal and audit expense	183,930	143,399
Other outside service fees	152,386	143,716
Advertising	145,018	144,159
Employee professional development	142,341	133,311
Postage and courier expense	124,327	123,305
Foreclosed assets expense	71,053	130,522
Loss on write-down/sale of foreclosed assets	256,584	188,955
Other operating expense	552,508	489,972
Total noninterest expense	8,549,438	8,167,069
Income before income taxes	1,429,713	358,449
Income tax expense	351,412	13,756
Net income	$1,078,301	$344,693

Basic Earnings per Share:
Average shares outstanding	4,959,009	4,937,353
Net income per share of common stock	$0.22	$0.07

Diluted Earnings per Share:
Average shares outstanding	4,959,009	4,937,353
Net income per share of common stock	$0.22	$0.07

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation
Consolidated Statement of Comprehensive Income
Three Months Ended March 31, 2012
(unaudited)
Net income		$1,078,301
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period (net of tax benefit, $281,851)	(547,123)
Less reclassification adjustment for gains recognized in income (net of tax, $106,894)	207,501
Other comprehensive loss		(754,624)
Comprehensive income		$323,677

Old Point Financial Corporation
Consolidated Statement of Comprehensive Income
Three Months Ended March 31, 2011
(unaudited)
Net income		$344,693
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period (net of tax, $68,284)	132,552
Other comprehensive income		132,552
Comprehensive income		$477,245

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited)	Stock	Stock	Capital	Earnings	Loss	Total

THREE MONTHS ENDED MARCH 31, 2012

Balance at beginning of period	4,959,009	$24,795,045	$16,309,983	$45,109,268	$(349,581)	$85,864,715
Net income	0	0	0	1,078,301	0	1,078,301
Other comprehensive loss, net of tax	0	0	0	0	(754,624)	(754,624)
Stock compensation expense	0	0	27,837	0	0	27,837
Cash dividends ($0.05 per share)	0	0	0	(247,951)	0	(247,951)

Balance at end of period	4,959,009	$24,795,045	$16,337,820	$45,939,618	$(1,104,205)	$85,968,278

THREE MONTHS ENDED MARCH 31, 2011

Balance at beginning of period	4,936,989	$24,684,945	$16,026,062	$42,809,769	$(2,569,127)	$80,951,649
Net income	0	0	0	344,693	0	344,693
Other comprehensive income, net of tax	0	0	0	0	132,552	132,552
Exercise of stock options	16,395	81,975	129,630	0	0	211,605
Stock compensation expense	0	0	27,667	0	0	27,667
Cash dividends ($0.05 per share)	0	0	0	(246,850)	0	(246,850)

Balance at end of period	4,953,384	$24,766,920	$16,183,359	$42,907,612	$(2,436,575)	$81,421,316

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,078,301	$344,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468,626	463,560
Provision for loan losses	200,000	1,800,000
Net gain on sale of available-for-sale securities	(314,395)	0
Net amortization of securities	208,011	47,419
Net loss on disposal of premises and equipment	52	0
Net loss on write-down/sale of foreclosed assets	256,584	188,955
Income from bank owned life insurance	(223,680)	(201,720)
Stock compensation expense	27,837	27,667
Deferred tax benefit	0	(371)
Decrease in other assets	48,619	155,684
Increase in other liabilities	739,879	110,248
Net cash provided by operating activities	2,489,834	2,936,135

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(68,215,929)	(11,167,549)
Purchases of held-to-maturity securities	0	(800,000)
Proceeds from maturities and calls of securities	15,088,270	20,583,655
Proceeds from sales of available-for-sale securities	20,609,131	1,620,000
Decrease in loans made to customers	29,587,544	17,561,593
Proceeds from sales of foreclosed assets	1,694,276	329,615
Purchases of premises and equipment	(377,520)	(393,353)
Net cash provided by (used in) investing activities	(1,614,228)	27,733,961

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	2,343,969	10,457,380
Increase in savings deposits	9,487,471	3,219,475
Increase (decrease) in time deposits	4,150,765	(7,240,378)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	3,253,126	(31,613,668)
Proceeds from exercise of stock options	0	211,605
Cash dividends paid on common stock	(247,951)	(246,850)
Net cash provided by (used in) financing activities	18,987,380	(25,212,436)

Net increase in cash and cash equivalents	19,862,986	5,457,660
Cash and cash equivalents at beginning of period	24,854,656	28,431,149
Cash and cash equivalents at end of period	$44,717,642	$33,888,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,517,249	$1,947,945

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(1,143,371)	$200,836
Loans transferred to foreclosed assets	$0	$1,244,210

See Notes to Consolidated Financial Statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2012 and December 31, 2011 and the results of operations, statement of cash flows, statement of comprehensive income and changes in stockholders’ equity for the three months ended March 31, 2012 and 2011. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2011 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

The Company has plans to expand the building of a current branch office. The Company signed a contract with a general contractor on April 19, 2012. The contract entitles the contractor to a fee of $2.1 million for Phase I of the construction, which includes site work and construction of the building shell. As of the writing of this quarterly report on Form 10-Q, no amounts had been disbursed to the contractor. The Company anticipates that the project will likely cost between $13.0 million and $15.0 million over the next one to two years.

In February 2012, the Company made an early retirement offer to employees aged 60 years or over whose age plus years of service will equal at least 70 at December 31, 2012. Senior officers, including the Company’s named executive officers, were not permitted to participate in the plan. In March 2012, the Company expensed $62 thousand related to this plan, which has been included in salaries and benefits expense for the first quarter. In April 2012, the Company expensed an additional $242 thousand related to the plan. Additional expenses may be incurred in May for employees still within the consideration period. The program is voluntary and expenses related to it are being accrued when employees accept the early retirement offer.

Other than those discussed above, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

Index

Note 2. Securities
Amortized costs and fair values of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2012
Obligations of U.S. Government agencies	$1,370	$5	$0	$1,375
Obligations of state and political subdivisions	145	2	0	147
Total	$1,515	$7	$0	$1,522

December 31, 2011
Obligations of U.S. Government agencies	$1,370	$8	$0	$1,378
Obligations of state and political subdivisions	145	3	0	148
Total	$1,515	$11	$0	$1,526

Amortized costs and fair values of securities available-for-sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2012
Obligations of U.S. Government agencies	$93,030	$1,317	$(2)	$94,345
Obligations of state and political subdivisions	16,542	211	(163)	16,590
Mortgage-backed securities	156,252	356	(550)	156,058
Money market investments	1,087	0	0	1,087
Total	$266,911	$1,884	$(715)	$268,080

December 31, 2011
U.S. Treasury securities	$250	$0	$0	$250
Obligations of U.S. Government agencies	117,848	1,706	0	119,554
Obligations of state and political subdivisions	11,999	266	(4)	12,261
Mortgage-backed securities	102,884	396	(52)	103,228
Money market investments	1,306	0	0	1,306
Total	$234,287	$2,368	$(56)	$236,599

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

Index

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

The Company has not recorded impairment charges on securities for the quarter ended March 31, 2012 or the year ended December 31, 2011.

TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. The Company had no held-to-maturity securities with unrealized losses at March 31, 2012 or December 31, 2011.

	March 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$2	$300	$0	$0	$2	$300
Obligations of state and political subdivisions	163	5,788	0	0	163	5,788
Mortgage-backed securities	550	84,781	0	0	550	84,781
Total securities available-for-sale	$715	$90,869	$0	$0	$715	$90,869

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of state and political subdivisions	$4	$1,706	$0	$0	$4	$1,706
Mortgage-backed securities	52	29,364	0	0	52	29,364
Total securities available-for-sale	$56	$31,070	$0	$0	$56	$31,070

Index

Obligations of U.S. Government agencies
The U.S. Government agencies portfolio had one investment with unrealized losses at March 31, 2012 and no investments with unrealized losses at December 31, 2011. The unrealized losses were caused by increases in market interest rates. The contractual terms of the investment did not permit the issuer to sell the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investment, and management believes it is unlikely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired at March 31, 2012.

Obligations of state and political subdivisions
The unrealized losses on eleven and two investments in obligations of state and political subdivisions at March 31, 2012 and December 31, 2011, respectively, were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2012 or December 31, 2011.

Mortgage-backed securities
The Company’s portfolio of mortgage-backed securities had eight investments with unrealized losses at March 31, 2012 and three investments with unrealized losses as of December 31, 2011. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments, and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012 or December 31, 2011.

The restricted security category is comprised of stock in the Federal Home Loan Bank of Atlanta (FHLB) and the Federal Reserve Bank (FRB). These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB and FRB stock is carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

Note 3. Loans and the Allowance for Loan Losses
The following is a summary of the balances in each segment of the Company’s loan portfolio:

	March 31,	December 31,
	2012	2011
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$76,889	$77,588
Commercial	269,964	288,108
Construction	16,383	19,981
Second mortgages	16,025	16,044
Equity lines of credit	33,826	34,220
Total mortgage loans on real estate	413,087	435,941
Commercial loans	34,778	35,015
Consumer loans	15,878	17,041
Other	26,385	32,330
Total loans	490,128	520,327
Less: Allowance for loan losses	(8,087)	(8,498)
Loans, net of allowance and deferred fees	$482,041	$511,829

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $795 thousand and $583 thousand at March 31, 2012 and December 31, 2011, respectively.

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

The following table presents credit quality exposures by internally assigned risk ratings:

Credit Quality Information
As of March 31, 2012
(in thousands)

	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$74,340	$671	$1,878	$0	$76,889
Commercial	242,649	9,296	18,019	0	269,964
Construction	12,072	393	3,918	0	16,383
Second mortgages	15,106	0	919	0	16,025
Equity lines of credit	33,020	178	628	0	33,826
Total mortgage loans on real estate	377,187	10,538	25,362	0	413,087
Commercial loans	28,416	5,138	1,224	0	34,778
Consumer loans	15,776	0	102	0	15,878
Other	26,385	0	0	0	26,385
Total	$447,764	$15,676	$26,688	$0	$490,128

Credit Quality Information
As of December 31, 2011
(in thousands)

	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$74,839	$677	$2,072	$0	$77,588
Commercial	258,610	11,803	17,695	0	288,108
Construction	19,548	396	37	0	19,981
Second mortgages	15,212	0	832	0	16,044
Equity lines of credit	33,390	182	648	0	34,220
Total mortgage loans on real estate	401,599	13,058	21,284	0	435,941
Commercial loans	29,455	4,295	1,265	0	35,015
Consumer loans	16,955	0	86	0	17,041
Other	32,330	0	0	0	32,330
Total	$480,339	$17,353	$22,635	$0	$520,327

As of March 31, 2012 and December 31, 2011 the Company did not have any loans internally classified as Loss.

Index

AGE ANALYSIS OF PAST DUE LOANS BY CLASS
All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of the recorded investment of past due loans. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. Loans in nonaccrual status that are also past due are included in the aging categories in the table below.

Age Analysis of Past Due Loans at March 31, 2012

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$279	$383	$417	$1,079	$75,810	$76,889	$0
Commercial	3,109	0	613	3,722	266,242	269,964	0
Construction	66	0	3,882	3,948	12,435	16,383	0
Second mortgages	0	0	400	400	15,625	16,025	0
Equity lines of credit	15	100	442	557	33,269	33,826	75
Total mortgage loans on real estate	3,469	483	5,754	9,706	403,381	413,087	75
Commercial loans	61	0	0	61	34,717	34,778	0
Consumer loans	89	1	2	92	15,786	15,878	2
Other	47	0	2	49	26,336	26,385	2
Total	$3,666	$484	$5,758	$9,908	$480,220	$490,128	$79

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

Age Analysis of Past Due Loans at December 31, 2011

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$75	$0	$627	$702	$76,886	$77,588	$0
Commercial	0	0	1,123	1,123	286,985	288,108	510
Construction	148	0	0	148	19,833	19,981	0
Second mortgages	104	0	469	573	15,471	16,044	0
Equity lines of credit	159	0	369	528	33,692	34,220	0
Total mortgage loans on real estate	486	0	2,588	3,074	432,867	435,941	510
Commercial loans	101	0	0	101	34,914	35,015	0
Consumer loans	58	89	2	149	16,892	17,041	2
Other	44	0	5	49	32,281	32,330	5
Total	$689	$89	$2,595	$3,373	$516,954	$520,327	$517

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

The following table presents loans in nonaccrual status by class of loan:

Nonaccrual Loans by Class

(in thousands)
	March 31, 2012	December 31, 2011

Mortgage loans on real estate:
Residential 1-4 family	$520	$748
Commercial	8,172	6,719
Construction	3,882	0
Second mortgages	711	499
Equity lines of credit	368	368
Total mortgage loans on real estate	13,653	8,334
Commercial loans	106	129
Consumer loans	10	12
Total	$13,769	$8,475

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Interest income that would have been recorded under original loan terms	$275	$395
Actual interest income recorded for the period	32	80
Reduction in interest income on nonaccrual loans	$243	$315

MODIFICATIONS
The Company’s loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance in accordance with the restructured terms for a reasonable period, generally six months. When the Company modifies a loan, management evaluates any possible impairment as stated in the impaired loan section below.

Index

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Three Months Ended March 31, 2012
(dollars in thousands)

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on March 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	1	$93	$60	$57
Commercial	1	539	506	474
Second mortgages	4	689	498	474
Total mortgage loans on real estate	6	1,321	1,064	1,005
Total	6	$1,321	$1,064	$1,005

The loans in the table above were given principal reductions, with the principal forgiveness on all loans in the table totaling $257 thousand.

The following table presents TDRs that were modified within the previous twelve months for which there was a payment default during the first three months of 2012. Balances are presented as of the date indicated.

Restructurings that Subsequently Defaulted
As of March 31, 2012
(in thousands)

Recorded Investment in Defaulting Loans
Mortgage loans on real estate:
Residential 1-4 family	$57
Second mortgages	474
Total mortgage loans on real estate	531
Total	$531

The payment defaults in the table above are factored into the determination of the allowance for loan losses. The defaulting loans are included in the impaired loan analysis, as discussed below.

IMPAIRED LOANS
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and certain loans modified in a troubled debt restructuring. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole or remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs when foreclosure is probable, instead of the discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

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

Index

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the quarter ended March 31, 2012 and the year ended December 31, 2011. The average balances are calculated based on daily average balances.

Impaired Loans by Class
(in thousands)
	As of March 31, 2012				Three Months Ended March 31, 2012
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$702	$694	$0	$0	$731	$15
Commercial	11,459	3,451	7,798	1,163	11,358	188
Construction	3,736	3,736	0	0	3,737	57
Second mortgages	750	721	0	0	884	18
Equity lines of credit	371	368	0	0	367	8
Total mortgage loans on real estate	$17,018	$8,970	$7,798	$1,163	$17,077	$286
Commercial loans	121	0	106	22	109	2
Consumer loans	28	10	18	18	29	1
Total	$17,167	$8,980	$7,922	$1,203	$17,215	$289

Impaired Loans by Class
(in thousands)
	As of December 31, 2011				For the Year Ended December 31, 2011
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$486	$391	$91	$6	$3,753	$554
Commercial	8,263	4,734	3,371	968	8,911	456
Construction	0	0	0	0	0	0
Second mortgages	520	250	258	31	603	24
Equity lines of credit	371	369	0	0	392	21
Total mortgage loans on real estate	$9,640	$5,744	$3,720	$1,005	$13,659	$1,055
Commercial loans	142	19	110	23	130	2
Total	$9,782	$5,763	$3,830	$1,028	$13,789	$1,057

MONITORING OF LOANS AND EFFECT OF MONITORING FOR THE ALLOWANCE FOR LOAN LOSSES
Loan officers are responsible for continual portfolio analysis and prompt identification and reporting of problem loans, which includes assigning a risk grade to each applicable loan at its origination and revising such grade as the situation dictates. Loan officers maintain frequent contact with borrowers, which should enable the loan officer to identify potential problems before other personnel. In addition, meetings with loan officers and upper management are held to discuss problem loans and review risk grades. Nonetheless, in order to avoid over-reliance upon loan officers for problem loan identification, the Bank’s loan review system provides for review of loans and risk grades by individuals who are independent of the loan approval process. Risk grades and historical loss rates by risk grades are used as a component of the calculation of the allowance for loan losses.

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

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At March 31, 2012 and December 31, 2011, the historical loss percent was based on losses sustained in each segment of the portfolio over the previous eight quarters.

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

Index

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $8.1 million adequate to cover loan losses inherent in the loan portfolio at March 31, 2012. The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

	(in thousands)
For the Three Months Ended March 31, 2012	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,011	$323	$6,735	$300	$129	$8,498
Charge-offs	(19)	0	(623)	(46)	(30)	(718)
Recoveries	4	0	47	40	16	107
Provision for loan losses	(42)	(60)	329	(27)	0	200
Ending balance	$954	$263	$6,488	$267	$115	$8,087
Ending balance individually evaluated for impairment	$22	$0	$1,163	$18	$0	$1,203
Ending balance collectively evaluated for impairment	932	263	5,325	249	115	6,884
Ending balance	$954	$263	$6,488	$267	$115	$8,087
Loan Balances:
Ending balance individually evaluated for impairment	$106	$3,736	$13,032	$28	$0	$16,902
Ending balance collectively evaluated for impairment	34,672	12,647	383,672	15,850	26,385	473,226
Ending balance	$34,778	$16,383	$396,704	$15,878	$26,385	$490,128

For the Year Ended December 31, 2011	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$799	$441	$11,498	$357	$133	$13,228
Charge-offs	(942)	0	(7,822)	(333)	(210)	(9,307)
Recoveries	141	0	575	102	59	877
Provision for loan losses	1,013	(118)	2,484	174	147	3,700
Ending balance	$1,011	$323	$6,735	$300	$129	$8,498
Ending balance individually evaluated for impairment	$23	$0	$1,005	$0	$0	$1,028
Ending balance collectively evaluated for impairment	988	323	5,730	300	129	7,470
Ending balance	$1,011	$323	$6,735	$300	$129	$8,498
Loan Balances:
Ending balance individually evaluated for impairment	$129	$0	$9,464	$0	$0	$9,593
Ending balance collectively evaluated for impairment	34,886	19,981	406,496	17,041	32,330	510,734
Ending balance	$35,015	$19,981	$415,960	$17,041	$32,330	$520,327

CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in the Company’s accounting methodology for the allowance for loan losses during the quarter ended March 31, 2012.

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

There were no options granted in the first three months of 2012.

Index

On March 9, 2008, the Company’s 1998 Stock Option Plan expired. Options to purchase 161,960 shares of common stock were outstanding under the Company’s 1998 Stock Option Plan at March 31, 2012. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option activity for the three months ended March 31, 2012 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1, 2012	165,710	$21.64
Granted	0	0
Exercised	0	0
Canceled or expired	(3,750)	21.94
Options outstanding, March 31, 2012	161,960	$21.63	4.21	$ 0
Options exercisable, March 31, 2012	143,093	$21.84	4.04	$ 0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on changes in the market value of the Company’s common stock. As of March 31, 2012, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company’s common stock.

No options were exercised during the three months ended March 31, 2012.

As of March 31, 2012, there was $55 thousand of unrecognized compensation cost related to nonvested options. This cost is expected to be recognized over a weighted-average period of 6 months.

Note 5. Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows:

Three months ended March 31,	2012	2011
	Pension Benefits
Interest cost	$71,750	$76,032
Expected return on plan assets	(97,500)	(104,964)
Amortization of net loss	56,250	42,585
Net periodic pension plan cost	$30,500	$13,653

At March 31, 2012, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2012.

Note 6. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include an average of 164 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first three months of 2012 because they were antidilutive.

Index

Note 7. Recent Accounting Pronouncements
In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance was applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs).” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. The Company has included the required disclosures in its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendments do not require transition disclosures. The Company has included the required disclosures in its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

Index

Note 8. Fair Value Measurements
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topics of FASB ASU 2010-06 and FASB ASU 2011-04, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Index

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2012 and December 31, 2011, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

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

Index

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

		Fair Value Measurements at March 31, 2012 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$44,718	$44,718	$0	$0
Securities available-for-sale	268,080	0	268,080	0
Securities held-to-maturity	1,515	0	1,522	0
Restricted securities	3,451	0	3,451	0
Loans, net of allowances for loan losses	482,041	0	484,751	683
Bank owned life insurance	21,817	0	21,817	0
Accrued interest receivable	2,451	0	2,451	0

Liabilities
Deposits	$706,861	$0	$707,985	$0
Overnight repurchase agreements	38,560	0	38,560	0
Term repurchase agreements	1,174	0	1,174	0
Federal Home Loan Bank advances	35,000	0	39,074	0
Accrued interest payable	570	0	570	0

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$24,855	$24,855	$0	$0
Securities available-for-sale	236,599	0	236,599	0
Securities held-to-maturity	1,515	0	1,526	0
Restricted securities	3,451	0	3,451	0
Loans, net of allowances for loan losses	511,829	0	514,875	230
Bank owned life insurance	21,593	0	21,593	0
Accrued interest receivable	2,528	0	2,528	0

Liabilities
Deposits	$690,879	$0	$692,539	$0
Overnight repurchase agreements	35,001	0	35,001	0
Term repurchase agreements	1,480	0	1,481	0
Federal Home Loan Bank advances	35,000	0	39,341	0
Accrued interest payable	577	0	577	0

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

Index

The following table presents the balances of certain financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2012 Using
		(in thousands)
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Available-for-sale securities
Obligations of U.S. Government agencies	94,345	0	94,345	0
Obligations of state and political subdivisions	16,590	0	16,590	0
Mortgage-backed securities	156,058	0	156,058	0
Money market investments	1,087	0	1,087	0
Total available-for-sale securities	$268,080	$0	$268,080	$0

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Available-for-sale securities
U.S. Treasury securities	$250	$0	$250	$0
Obligations of U.S. Government agencies	119,554	0	119,554	0
Obligations of state and political subdivisions	12,261	0	12,261	0
Mortgage-backed securities	103,228	0	103,228	0
Money market investments	1,306	0	1,306	0
Total available-for-sale securities	$236,599	$0	$236,599	$0

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

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

		Carrying Value at March 31, 2012
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$6,719	$0	$6,036	$683
Foreclosed assets	$7,439	$0	$7,439	$0

		Carrying Value at December 31, 2011
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$2,802	$0	$2,572	$230
Foreclosed assets	$9,390	$0	$9,390	$0

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2012 (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements at March 31, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Average)
Assets
Impaired Loans	$683	Discounted collateral value	Selling costs	0% - 10%	(6%)

Index

The following table summarizes activity at the Level 3 valuation for the first quarter of 2012:

Three months ended March 31, 2012
(in thousands)
Balance as of December 31, 2011	$230
Transfers in to Level 3	598
Changes in loan balances due to payments	(2)
Loans no longer considered impaired *	(143)
Ending balance	$683

* Includes loans charged down during the quarter to the net realizable value of the collateral

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 follows:

	Three Months Ended March 31, 2012
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$8,412,294	$9,584	$1,092,404	$(1,092,090)	$8,422,192
Income from fiduciary activities	0	826,646	0	0	826,646
Other income	2,352,677	104,338	165,000	(180,776)	2,441,239
Total operating income	10,764,971	940,568	1,257,404	(1,272,866)	11,690,077

Expenses
Interest expense	1,511,220	0	1,567	(1,861)	1,510,926
Provision for loan losses	200,000	0	0	0	200,000
Salaries and employee benefits	4,288,536	537,013	134,728	0	4,960,277
Other expenses	3,486,413	245,316	38,208	(180,776)	3,589,161
Total operating expenses	9,486,169	782,329	174,503	(182,637)	10,260,364

Income before taxes	1,278,802	158,239	1,082,901	(1,090,229)	1,429,713

Income tax expense	293,179	53,633	4,600	0	351,412

Net income	$985,623	$104,606	$1,078,301	$(1,090,229)	$1,078,301

Total assets	$865,301,605	$5,147,172	$86,099,666	$(86,966,075)	$869,582,368

Index

	Three Months Ended March 31, 2011
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,354,297	$9,713	$415,558	$(414,653)	$9,364,915
Income from fiduciary activities	0	770,972	0	0	770,972
Other income	1,948,297	101,349	75,000	(90,376)	2,034,270
Total operating income	11,302,594	882,034	490,558	(505,029)	12,170,157

Expenses
Interest expense	1,844,909	0	3,055	(3,325)	1,844,639
Provision for loan losses	1,800,000	0	0	0	1,800,000
Salaries and employee benefits	4,016,154	481,331	132,318	0	4,629,803
Other expenses	3,365,315	226,765	35,562	(90,376)	3,537,266
Total operating expenses	11,026,378	708,096	170,935	(93,701)	11,811,708

Income (loss) before taxes	276,216	173,938	319,623	(411,328)	358,449

Income tax expense (benefit)	(20,313)	59,139	(25,070)	0	13,756

Net income (loss)	$296,529	$114,799	$344,693	$(411,328)	$344,693

Total assets	$857,716,906	$4,916,680	$81,668,918	$(82,058,285)	$862,244,219

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2011 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

The Bank extends a line of credit to the Parent. This line of credit may be used, from time to time and among other purposes, to repurchase the Parent’s publicly traded stock. As of March 31, 2012, $124 thousand was drawn under the line of credit and $7 thousand remained available. Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%. This loan is secured by a held-to-maturity security with a book value of $145 thousand and a market value of $147 thousand at March 31, 2012. Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

Note 10. Commitments and Contingencies
There have been no material changes in the Company’s commitments and contingencies from those disclosed in the Company’s 2011 annual report on Form 10-K. For a discussion of the Company’s branch office expansion and early retirement offer, see Note 1 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding expected trends in rates paid on interest-bearing liabilities and on earning assets, profitability, liquidity, the loan portfolio, the allowance for loan losses, the securities portfolio, interest-rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, noninterest expense (and components of noninterest expense), noninterest income (and components of noninterest income), income taxes, expected impact of efforts to restructure the balance sheet, market risk, growth strategy, investment strategy, product and service offerings and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

Index

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic and business conditions, the quality or composition of the loan or investment portfolios, the size of the provision for loan losses, the adequacy of the allowance for loan losses, the level of nonperforming assets, impaired loans and charge-offs, the local real estate market, results of internal assessments and external bank regulatory examinations, the value of collateral securing loans, the value of and the Company’s ability to sell foreclosed assets, the cost to expand a current branch office, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, Federal Deposit Insurance Corporation (FDIC) premiums and/or assessments, demand for loan and other products, deposit flows, competition, and accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or other legislation or policies of the Office of the Comptroller of the Currency (OCC), U.S. Treasury and the Federal Reserve Board.

The Company has experienced reduced earnings due to the current economic climate. Dramatic declines in the residential and commercial real estate markets in the past few years have resulted in increases in nonperforming assets and significant write-downs of asset values by the Company as well as by other financial institutions in the U.S. Concerns about future economic conditions and financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit and reduction of business activity.

In July 2010, the President signed into law the Dodd-Frank Act, which implements far-reaching changes across the financial regulatory landscape. It is not clear what other impacts the Dodd-Frank Act, regulations promulgated thereunder and other regulatory initiatives of the U.S. Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry.

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company’s annual report on Form 10-K for the year ended December 31, 2011, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

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

Critical Accounting Policies and Estimates
As of March 31, 2012, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2011 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses. For a discussion of the Company’s policies for calculating the allowance for loan losses, see Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

Earnings Summary
Net income for the first quarter of 2012 was $1.1 million or $0.22 per diluted share as compared to net income of $345 thousand, or $0.07 per diluted share for the first quarter of 2011. The increase in net income was primarily due to a reduction in the provision for loan losses, from $1.8 million to $200 thousand when comparing the first quarters of 2011 and 2012. Decreases in loans and in nonperforming assets from the first quarter of 2011 to the first quarter of 2012 were the primary factors that allowed management to reduce the provision.

Index

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest yield is calculated by dividing tax-equivalent net interest income by average earning assets. Although both total interest and dividend income and total interest expense decreased during the three months ended March 31, 2012, as compared to the same period in 2011, total interest and dividend income decreased more than total interest expense, causing net interest income to decrease for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net interest income, on a fully tax equivalent basis, was $7.0 million in the first quarter of 2012, a decrease of $575 thousand from the first quarter of 2011. The net interest yield was 3.59% in the first quarter of 2012, 17 basis points lower than the 3.76% net interest yield in the equivalent period in 2011. Over the past few years, the Company’s net interest margin had improved as higher-cost time deposits repriced to the current, lower market rates. While the average rate on liabilities continued to decrease, the rate of change slowed during the first quarter of 2012 as most longer-term deposits have already repriced. In addition, the average rate on loans decreased when comparing the first quarter of 2012 to the first quarter of 2011, as higher-yielding loans paid off or were renewed at current, lower rates. More significantly, the composition of earning assets has shifted. Due to lack of quality loan demand, excess funds have been invested in securities, which generated a yield of 2.23% on an average balance of $244.6 million during the first quarter of 2012. Because investment securities typically yield less than loans, which generated a yield of 5.72% on an average balance of $495.6 million during the first quarter of 2012, this shift to lower-yielding investments negatively impacted the Company’s net interest margin in 2012.

Tax-equivalent interest income decreased by $909 thousand, or 9.67%, in the first quarter of 2012 compared to the same period of 2011. Average earning assets for the first quarter of 2012 decreased $26.7 million, or 3.32%, compared to the first quarter of 2011. Interest expense decreased $334 thousand, or 18.10%, and average interest-bearing liabilities decreased by $42.5 million, or 6.62% in the first quarter of 2012 compared to the same period of 2011. The decrease in interest expense is a result of the decrease in average interest-bearing liabilities and the 14 basis-point decrease in the average rate on interest-bearing liabilities in the first quarter of 2012 compared to the first quarter of 2011.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through March 31, 2012. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow as a high percentage of the Company’s interest-bearing liabilities have already repriced. Management also believes that the average rate on loans will continue to decline due to increased competition for loans in the Company’s markets, and as loans are renewed or refinanced at lower current market rates.

Index

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended March 31,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(dollars in thousands)
ASSETS
Loans*	$495,619	$7,090	5.72%	$572,714	$8,418	5.88%
Investment securities:
Taxable	230,691	1,221	2.12%	205,044	903	1.76%
Tax-exempt*	13,928	143	4.11%	3,350	60	7.16%
Total investment securities	244,619	1,364	2.23%	208,394	963	1.85%
Interest-bearing due from banks	31,290	17	0.22%	910	1	0.44%
Federal funds sold	1,955	0	0.00%	17,677	8	0.18%
Other investments	4,373	21	1.92%	4,837	11	0.91%
Total earning assets	777,856	$8,492	4.37%	804,532	$9,401	4.67%
Allowance for loan losses	(8,595)			(11,883)
Other nonearning assets	80,808			84,217
Total assets	$850,069			$876,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,163	$2	0.07%	$12,215	$2	0.07%
Money market deposit accounts	172,402	79	0.18%	168,857	92	0.22%
Savings accounts	51,096	13	0.10%	46,535	11	0.09%
Time deposits, $100,000 or more	125,393	415	1.32%	134,581	534	1.59%
Other time deposits	170,702	561	1.31%	184,377	732	1.59%
Total time and savings deposits	530,756	1,070	0.81%	546,565	1,371	1.00%
Federal funds purchased, repurchase agreements and other borrowings	32,763	16	0.20%	59,415	53	0.36%
Federal Home Loan Bank advances	35,000	425	4.86%	35,000	421	4.81%
Total interest-bearing liabilities	598,519	1,511	1.01%	640,980	1,845	1.15%
Demand deposits	163,293			134,857
Noninterest-bearing repurchase agreements	0			18,500
Other liabilities	1,899			1,622
Stockholders' equity	86,358			80,907
Total liabilities and stockholders' equity	$850,069			$876,866
Net interest income/yield		$6,981	3.59%		$7,556	3.76%

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

The provision for loan losses was $200 thousand in the first quarter of 2012, as compared to $1.8 million in the first quarter of 2011. Management concluded that the lower provision was appropriate based on its analysis of the adequacy of the allowance for loan losses. The lower provision was due to a reduction in total loans of $74.2 million when comparing March 31, 2012 to March 31, 2011 and lower net charge-offs when comparing the first quarter of 2012, which was added to the historical loss calculation component of the allowance for loan losses, to the $1.4 million in net charge-offs for the first quarter of 2010 which was dropped from the historical loss calculation component.

Index

Net loans charged off were $611 thousand for the first quarter of 2012 as compared to $4.7 million for the first quarter of 2011. On an annualized basis, net loan charge-offs were 0.50% of total loans for the first three months of 2012 compared with 3.36% for the same period in 2011. Net loans charged off for the first quarter of 2012 were relatively low as compared to net charge-offs of the past few years. Management anticipates that net charge-offs for the remaining quarters of 2012 may be higher than the first quarter 2012 net charge-offs, but does not anticipate net charge-offs for the remaining quarters of 2012 to be at the elevated level of net charge-offs that occurred in 2010 and 2011.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and foreclosed assets. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for an explanation of these categories. Foreclosed assets consist of real estate from foreclosures on loan collateral. The majority of the loans 90 days past due but still accruing interest are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time. In the case of TDRs, the restructuring may be to modify to an unsecured loan (e.g., a short sale) that the borrower can afford to repay. In these circumstances, the entire balance of the loan would be specifically allocated for. It would not be charged off if the loan documentation supports the borrower’s ability to repay the modified loan.

Index

The following table presents information on nonperforming assets:

NONPERFORMING ASSETS

	March 31,	December 31,	Increase
	2012	2011	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$106	$129	$(23)
Real estate-construction	3,882	0	3,882
Real estate-mortgage (1)	9,771	8,334	1,437
Consumer loans	10	12	(2)
Total nonaccrual loans	$13,769	$8,475	$5,294
Loans past due 90 days or more and accruing interest
Real estate-mortgage (1)	75	510	(435)
Consumer loans	2	2	0
Other	2	5	(3)
Total loans past due 90 days or more and accruing interest	$79	$517	$(438)
Restructured loans
Real estate-mortgage (1)	$4,921	$4,326	$595
Consumer loans	18	18	0
Total restructured loans	4,939	4,344	595
Less nonaccrual restructured loans (included above)	1,659	2,756	(1,097)
Less restructured loans currently in compliance (2)	3,280	1,588	1,692
Net nonperforming, accruing restructured loans	$0	$0	$0

Foreclosed assets	$7,439	$9,390	$(1,951)

Total nonperforming assets	$21,287	$18,382	$2,905

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) As of March 31, 2012 and December 31, 2011 all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of March 31, 2012 were $21.3 million, or 15.80% higher than nonperforming assets as of December 31, 2011. The largest increase in nonperforming assets was in the category of nonaccrual loans, which increased by $5.3 million. The increase is due to a few large loans which were placed into nonaccrual in the first quarter of 2012. These loans are secured by real estate and the Company is in the process of obtaining new appraisals to determine if any charge-offs need to be recorded during the second quarter of 2012 to write the loans down to their net realizable value.

The majority of the balance of nonaccrual loans at March 31, 2012 was related to a few large credit relationships. Of the $13.8 million of nonaccrual loans at March 31, 2012, $10.2 million or 73.91% was comprised of four credit relationships: $3.6 million, $3.0 million, $2.5 million, and $1.1 million. Except for the loans mentioned in the prior paragraph, the loans that make up the nonaccrual balance have been written down to their net realizable value. As shown in the table above, the majority of the nonaccrual loans were collateralized by real estate at March 31, 2012 and December 31, 2011.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. Although there was an increase in nonperforming assets during the first three months of 2012, management believes this is a temporary increase and does not constitute a trend. The quality of the Company’s loan portfolio has improved since the end of 2010, with nonperforming assets generally stabilizing since that time due to charge-offs and non-recourse sales of nonaccrual loans. Management remains cautious about the future and is well aware that if the economy does not improve, nonperforming assets could continue to increase in future periods. As was seen in 2010 and 2011, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

Index

As of March 31, 2012, the allowance for loan losses was 37.99% of nonperforming assets and 58.40% of nonperforming loans. The definition of nonperforming loans is nonperforming assets less foreclosed assets. The allowance for loan losses was 1.65% of total loans on March 31, 2012 and 1.63% of total loans on December 31, 2011.

Allowance for Loan Losses
The allowance for loan losses is based on several components. Historical loss is one of these components. Historical loss is based on the Company’s loss experience during the past eight quarters, which management believes reflects the risk related to each segment of loans in the current economic environment. The historical loss component of the allowance amounted to $5.0 million and $5.6 million as of March 31, 2012 and December 31, 2011, respectively. This decrease is due to lower charge-offs in the first quarter of 2012 as compared to the level of charge-offs in certain quarters included in past historical loss periods. The Company uses a rolling eight-quarter average to calculate the historical loss component of the allowance, so higher charge-offs in the first quarter of 2010 are no longer included in the calculation as of March 31, 2012, which has caused the historical loss component to decrease.

In evaluating the adequacy of the allowance, each segment of the loan portfolio is divided into several pools of loans based on the Company’s internally assigned risk grades and on whether the loans must be specifically identified for an impairment analysis:

1.	Specific identification (regardless of risk rating)
2.	Pool–substandard
3.	Pool–other assets especially mentioned (rated just above substandard)
4.	Pool–pass loans (all other loans)

Historical loss rates are applied to the above pools of loans for each segment of the loan portfolio, except for impaired loans which have losses specifically calculated on an individual loan basis. In the past, specific identification loans were always risk-rated substandard or doubtful. Recent guidance from the FASB emphasized that TDRs must be included in the impaired loans section (specific identification) of the Company’s allowance. For example, a TDR that was rated substandard and was upgraded to a pass rating after sustained performance would still be included in the specific identification section of the allowance.

In addition, nonperforming loans and both performing and nonperforming TDRs are analyzed for impairment under U.S. GAAP and are allocated based on this analysis. The impairment amounts determined for the Company’s TDRs and nonperforming loans are included in the specific identification pool above. Therefore, changes in TDRs and nonperforming loans affect the dollar amount of the allowance. Unless the TDR or nonperforming loan does not require a specific allocation (i.e. the present value of expected future cash flows or the collateral value is considered sufficient), increases in the impairment analysis for TDRs and nonperforming loans are reflected as an increase in the allowance for loan losses.

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2012 and December 31, 2011, the impaired loan component of the allowance for loan losses amounted to $1.2 million and $1.0 million, respectively. As shown in the impaired loan tables in Note 3, the recorded investment in impaired loans at March 31, 2012 was $16.9 million, compared to a recorded investment in impaired loans at December 31, 2011 of $9.6 million. Although the impaired loan component of the allowance increased as compared to December 31, 2011, the majority of the $1.2 million impaired loan component of the allowance for loan losses as of March 31, 2012 is associated with one impaired loan.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, loan concentrations, and legal and regulatory changes. The qualitative component of the allowance amounted to $1.8 million and $1.9 million as of March 31, 2012 and December 31, 2011, respectively. The major reason for the slight reduction in this component is due to the fact that total loans have declined $30.2 million or 5.80% from December 31, 2011 to March 31, 2012.

Index

As a result of management’s analysis, the Company added, through the provision, $200 thousand to the allowance for loan losses in the three months ended March 31, 2012. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming loans closely and make changes to the allowance for loan losses when management concludes such changes are necessary.

Noninterest Income
For the first quarter of 2012, noninterest income increased $463 thousand, or 16.49%, when compared to the same period in 2011. Noninterest income generated by gains on sale of available-for-sale securities contributed $314 thousand of the $463 thousand increase, with noninterest income generated by fiduciary activities, service charges, commissions and fees and bank-owned life insurance all increasing from the first quarter of 2011 to the same period in 2012. During the first quarter of 2012, the Company had the opportunity to sell certain investments and record a gain, without jeopardizing future income generated by the securities portfolio. These investment transactions lowered the duration of the portfolio and improved the portfolio’s current cash flow.

Noninterest income improved in other areas as well, with the largest increases in income from fiduciary activities and in other service charges, commissions and fees. Income from fiduciary activities increased $56 thousand when comparing the first quarter of 2012 to the first quarter of 2011. During the latter portion of 2011 and the first quarter of 2012, Trust opened new accounts and expanded service offerings to existing customers. A portion of the increased income from fiduciary activities was from a one-time event, but management anticipates that income from fiduciary activities will continue to increase as sales efforts for the 401(k) daily valuation product are beginning to be effective. Other service charges, commissions and fees grew $59 thousand due to increased revenues from debit cards and merchant processing services. The Company has been focusing on diversifying noninterest income in response to declining interest income and regulatory restrictions on some sources of noninterest income, such as the changes to Regulation E which requires customers to authorize in advance overdrafts caused by debit card and ATM transactions.

Management anticipates that noninterest income will continue to increase as the Company adds new services. The Company is developing and marketing other income-producing products, such as remote deposit capture, lockbox services, positive pay and online payables to help drive future noninterest income. Positive pay is a fraud prevention tool utilized by commercial customers to reduce fraud exposure on checking accounts and identifies checks that are mismatched against the company’s register. Online payables is an integrated payments system offering outsourced print and mail solutions for the delivery of a variety of check payments, including checks for payroll, accounts payable payments, rebates, commissions, refunds, and dividends.

Noninterest Expense
Noninterest expense increased by $382 thousand during the first three months of 2012 as compared to the first three months of 2011. Salaries and benefits contributed $330 thousand of this increase. The increase in salaries and benefits expense resulted from two main causes. First, a number of new employees were hired during 2011, which increased the Company’s compensation expense for the first quarter of 2012 as compared to the same period in 2011. Many of these newly-hired employees are in the Company’s private banking and lending areas and were hired to increase small business lending, treasury services and lending in areas other than commercial real estate as part of management’s focus on increasing loans and noninterest income. Second, in February 2012, the Company made an early retirement offer to certain employees, of which $62 thousand was expensed in the first quarter.

Smaller increases were also seen in data processing, legal and audit expense and losses on foreclosed assets. Data processing expenses increased as the Company added new services at both the Bank and Trust. Legal and audit expenses and losses on foreclosed assets increased as the Company continued to work to reduce its nonperforming assets.

The increase in the noninterest expense categories listed above were partially offset by reductions in the FDIC insurance and foreclosed assets expense of $124 thousand and $59 thousand, respectively. The reduction in FDIC insurance expense was due to regulatory changes in the method for calculating FDIC deposit insurance assessments. This change was effective April 1, 2011. Expenses for the maintenance of foreclosed assets have declined as the Company has worked successfully to sell these assets. Between March 31, 2011 and March 31, 2012, foreclosed assets decreased $3.7 million, or 33.36%, causing related expenses to decline as well.

Index

Balance Sheet Review
Assets as of March 31, 2012 were $869.6 million, an increase of $20.1 million or 2.36%, compared to assets as of December 31, 2011. This growth in assets has been driven by increased deposits, particularly low-cost deposits, which increased $11.8 million. As quality loan demand has decreased in recent years, the Company has been investing excess funds, including funds provided by deposit portfolio growth and loan portfolio run-off, in securities that can be readily liquidated when loan demand recovers. In the first quarter of 2012, net loans decreased $29.8 million while cash and cash equivalents and securities available for sale increased $51.3 million.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of March 31, 2012.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of March 31, 2012
(dollars in thousands)

	Amount	Percent
Subprime	$22,060	20.7%
Non-subprime	84,270	79.3%
	$106,330	100.0%

Total loans	$490,128
Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.50%

In addition to the subprime loans secured by real estate discussed above, as of March 31, 2012, the Company had an additional $2.4 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company’s total subprime loans as of March 31, 2012 were $24.5 million, amounting to 4.99% of the Company’s total loans at March 31, 2012.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first three months of 2012 were $850.1 million compared to $876.9 million for the first three months of 2011. The reduction in average assets for the first quarter of 2012 as compared to average assets for the first quarter of 2011 was due mainly to the decline in average loans of $77.1 million, due to the current economic environment and lack of quality loan demand.

Total available-for-sale and held-to-maturity securities at March 31, 2012 was $269.6 million, an increase of 13.22% from $238.1 million at December 31, 2011. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At March 31, 2012, total deposits were $16.0 million higher than total deposits at December 31, 2011. The Company has focused on building customer relationships, which generated growth in all balance sheet deposit categories during the first quarter of 2012. A portion of the growth in noninterest-bearing and savings deposits was due to the sale of high-quality treasury services, such as positive pay and online payables. Customers pay for these services either with compensating deposit balances or with fees which flow to noninterest income. As seen by the growth in deposits, these efforts are working.

Index

Capital Resources
Total stockholders’ equity as of March 31, 2012 was $86.0 million, up 0.12% from $85.9 million at December 31, 2011. Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at March 31, 2012. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company’s capital position remains strong.

	2012
	Regulatory	March 31, 2012
	Minimums
Tier 1	4.00%	15.22%
Total Capital	8.00%	16.47%
Tier 1 Leverage	4.00%	10.24%

Book value per share was $17.34 at March 31, 2012 up from $16.44 at March 31, 2011. Cash dividends were $248 thousand or $0.05 per share in the first quarter of 2012 and $247 thousand or $0.05 per share in the first quarter of 2011. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the first quarter of 2012, the Company had $224.6 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines with correspondent banks. As of the end of the first quarter of 2012, the Company had $38.0 million available in federal funds lines to handle any short-term borrowing needs.

Although the Company remains very liquid, one potential source of liquidity utilized by the Company has become more limited. In 2010, the FHLB instituted more stringent requirements for securing advances. The FHLB is now applying a discount rate to loans used as collateral to simulate the falling value of properties securing those loans. Even with these additional collateral requirements, the Company still has more than sufficient collateral to pledge against outstanding FHLB advances.

Other than the more stringent requirements for the FHLB advances, management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of March 31, 2012, the Company’s unpledged, available-for-sale securities totaled $206.9 million. The Company’s primary external source of liquidity is advances from the FHLB.

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

Index

The Company has plans to expand the building of a current branch office. See the subsequent events disclosure in Note 1 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

In February 2012, the Company made an early retirement offer to certain employees. See the subsequent events disclosure in Note 1 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

As of March 31, 2012, other than those disclosed above, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2011 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2012, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2011 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2012. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At March 31, 2012, non-maturing deposit liabilities totaled $407.8 million or 57.69% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to assess the impact on the Company’s earnings at March 31, 2012. The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.19% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 0.76% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 1.67% increase in net interest income.

Index

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2011 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended March 31, 2012, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended March 31, 2012, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Index

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated March 8, 2011 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 10, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 15, 2012	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 15, 2012	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)