Form 10-Q
period 2012-06-30
OLD POINT FINANCIAL CORP
filed 2012-08-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ■ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ■ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ■
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ■ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,959,009 shares of common stock ($5.00 par value) outstanding as of July 31, 2012

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1	Financial Statements	1

	Consolidated Balance Sheets June 30, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Income Three months ended June 30, 2012 and 2011 (unaudited) Six months ended June 30, 2012 and 2011 (unaudited)	2

	Consolidated Statements of Comprehensive Income Three months ended June 30, 2012 and 2011 (unaudited) Six months ended June 30, 2012 and 2011 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity Six months ended June 30, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Cash Flows Six months ended June 30, 2012 and 2011 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

	Signatures	40

i

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and due from banks	$15,148,990	$9,523,279
Interest-bearing due from banks	20,018,999	13,977,625
Federal funds sold	789,814	1,353,752
Cash and cash equivalents	35,957,803	24,854,656
Securities available-for-sale, at fair value	295,795,059	236,598,688
Securities held-to-maturity (fair value approximates $620,607 and $1,525,624)	615,000	1,515,000
Restricted securities	3,109,800	3,451,000
Loans, net of allowance for loan losses of $7,670,969 and $8,497,731	468,818,610	511,829,008
Premises and equipment, net	30,354,158	30,263,937
Bank-owned life insurance	22,042,954	21,593,464
Foreclosed assets, net of valuation allowance of $1,948,783 and $1,851,160	7,232,147	9,390,130
Other assets	8,393,304	10,007,712
	$872,318,835	$849,503,595

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$173,578,871	$163,639,321
Savings deposits	243,832,145	232,348,196
Time deposits	306,764,574	294,891,492
Total deposits	724,175,590	690,879,009
Overnight repurchase agreements	22,763,918	35,000,910
Term repurchase agreements	1,176,004	1,480,103
Federal Home Loan Bank advances	35,000,000	35,000,000
Accrued expenses and other liabilities	1,813,264	1,278,858
Total liabilities	784,928,776	763,638,880

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,959,009 and 4,959,009 shares issued and outstanding	24,795,045	24,795,045
Additional paid-in capital	16,365,313	16,309,983
Retained earnings	46,329,875	45,109,268
Accumulated other comprehensive loss, net	(100,174)	(349,581)
Total stockholders' equity	87,390,059	85,864,715
Total liabilities and stockholders' equity	$872,318,835	$849,503,595

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$6,749,689	$8,190,911	$13,818,466	$16,593,318
Interest on due from banks	10,008	798	26,280	1,298
Interest on federal funds sold	460	5,911	763	14,156
Interest on securities:
Taxable	1,379,414	896,051	2,600,900	1,798,769
Tax-exempt	148,232	38,073	242,209	77,407
Dividends and interest on all other securities	23,815	20,385	45,192	32,096
Total interest and dividend income	8,311,618	9,152,129	16,733,810	18,517,044

Interest Expense:
Interest on savings deposits	94,184	103,162	188,239	208,349
Interest on time deposits	964,527	1,143,845	1,939,956	2,409,810
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	14,649	17,577	31,045	70,689
Interest on Federal Home Loan Bank advances	425,046	425,046	850,092	845,421
Total interest expense	1,498,406	1,689,630	3,009,332	3,534,269
Net interest income	6,813,212	7,462,499	13,724,478	14,982,775
Provision for loan losses	1,000,000	500,000	1,200,000	2,300,000
Net interest income, after provision for loan losses	5,813,212	6,962,499	12,524,478	12,682,775

Noninterest Income:
Income from fiduciary activities	793,005	759,924	1,619,651	1,530,896
Service charges on deposit accounts	1,073,004	1,055,175	2,103,309	2,066,753
Other service charges, commissions and fees	880,032	820,528	1,677,061	1,558,372
Income from bank-owned life insurance	225,201	203,196	448,881	404,916
Gain on sale of available-for-sale securities, net	769,474	50,955	1,083,869	50,955
Other operating income	140,132	59,944	215,962	143,072
Total noninterest income	3,880,848	2,949,722	7,148,733	5,754,964

Noninterest Expense:
Salaries and employee benefits	5,219,885	4,895,566	10,180,162	9,525,369
Occupancy and equipment	1,069,180	1,050,379	2,162,933	2,135,885
Data processing	391,376	338,796	773,903	666,399
FDIC insurance	286,314	266,297	567,152	671,479
Customer development	202,992	217,834	406,888	439,470
Legal and audit expense	224,182	219,628	408,112	363,027
Other outside service fees	140,981	157,122	293,367	300,838
Advertising	146,594	142,375	291,612	286,534
Employee professional development	187,643	178,896	329,984	312,207
Postage and courier expense	118,984	119,979	243,311	243,284
Foreclosed assets expense	96,312	117,348	167,365	247,870
Loss on write-down/sale of foreclosed assets	380,050	268,595	636,634	457,550
Other operating expense	482,157	525,907	1,034,665	1,015,879
Total noninterest expense	8,946,650	8,498,722	17,496,088	16,665,791
Income before income taxes	747,410	1,413,499	2,177,123	1,771,948
Income tax expense	109,203	378,238	460,615	391,994
Net income	$638,207	$1,035,261	$1,716,508	$1,379,954

Basic Earnings per Share:
Average shares outstanding	4,959,009	4,954,970	4,959,009	4,946,210
Net income per share of common stock	$0.13	$0.21	$0.35	$0.28

Diluted Earnings per Share:
Average shares outstanding	4,959,009	4,954,970	4,959,009	4,946,210
Net income per share of common stock	$0.13	$0.21	$0.35	$0.28

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation
Consolidated Statement of Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net income	$638,207	$1,035,261	$1,716,508	$1,379,954
Other comprehensive income, net of tax
Unrealized gains on securities
Unrealized holding gains arising during the period	2,813,975	2,850,091	2,198,789	3,050,927
Less reclassification adjustment for gains recognized in income	(769,474)	(50,955)	(1,083,869)	(50,955)
Less tax expense	(1,040,470)	(974,575)	(865,513)	(1,042,859)
Net unrealized gains on securities	1,004,031	1,824,561	249,407	1,957,113

Other comprehensive income	1,004,031	1,824,561	249,407	1,957,113
Comprehensive income	$1,642,238	$2,859,822	$1,965,915	$3,337,067

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited)	Stock	Stock	Capital	Earnings	Loss	Total

SIX MONTHS ENDED JUNE 30, 2012

Balance at beginning of period	4,959,009	$24,795,045	$16,309,983	$45,109,268	$(349,581)	$85,864,715
Net income	0	0	0	1,716,508	0	1,716,508
Other comprehensive income, net of tax	0	0	0	0	249,407	249,407
Stock compensation expense	0	0	55,330	0	0	55,330
Cash dividends ($0.10 per share)	0	0	0	(495,901)	0	(495,901)

Balance at end of period	4,959,009	$24,795,045	$16,365,313	$46,329,875	$(100,174)	$87,390,059

SIX MONTHS ENDED JUNE 30, 2011

Balance at beginning of period	4,936,989	$24,684,945	$16,026,062	$42,809,769	$(2,569,127)	$80,951,649
Net income	0	0	0	1,379,954	0	1,379,954
Other comprehensive income, net of tax	0	0	0	0	1,957,113	1,957,113
Exercise of stock options	18,270	91,350	144,455	0	0	235,805
Stock compensation expense	0	0	55,087	0	0	55,087
Cash dividends ($0.10 per share)	0	0	0	(494,613)	0	(494,613)

Balance at end of period	4,955,259	$24,776,295	$16,225,604	$43,695,110	$(612,014)	$84,084,995

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Six Months Ended
	June 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,716,508	$1,379,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	938,719	918,871
Provision for loan losses	1,200,000	2,300,000
Net gain on sale of available-for-sale securities	(1,083,869)	(50,955)
Net amortization of securities	572,773	116,601
Net (gain) loss on disposal of premises and equipment	52	(1,750)
Net loss on write-down/sale of foreclosed assets	636,634	457,550
Income from bank owned life insurance	(448,881)	(404,916)
Stock compensation expense	55,330	55,087
Deferred tax expense	20,688	175,725
Decrease in other assets	1,379,570	65,965
Increase in other liabilities	534,406	243,929
Net cash provided by operating activities	5,521,930	5,256,061

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(186,286,377)	(44,356,861)
Purchases of held-to-maturity securities	0	(1,700,000)
Proceeds from sales of restricted securities	341,200	429,300
Proceeds from maturities and calls of securities	37,873,835	36,906,936
Proceeds from sales of available-for-sale securities	91,005,155	23,658,000
Decrease in loans made to customers	41,245,918	41,934,009
Proceeds from sales of foreclosed assets	2,170,889	724,220
Purchases of premises and equipment	(1,028,992)	(1,273,961)
Net cash provided by (used in) investing activities	(14,678,372)	56,321,643

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	9,939,550	23,422,875
Increase (decrease) in savings deposits	11,483,949	(851,882)
Increase (decrease) in time deposits	11,873,082	(21,341,725)
Decrease in federal funds purchased, repurchase agreements and other borrowings	(12,541,091)	(59,021,778)
Proceeds from exercise of stock options	0	235,805
Cash dividends paid on common stock	(495,901)	(494,613)
Net cash provided by (used in) financing activities	20,259,589	(58,051,318)

Net increase in cash and cash equivalents	11,103,147	3,526,386
Cash and cash equivalents at beginning of period	24,854,656	28,431,149
Cash and cash equivalents at end of period	$35,957,803	$31,957,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,021,805	$3,706,361
Income tax	$600,000	$0

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$377,890	$2,965,323
Loans transferred to foreclosed assets	$564,480	$1,540,310

See Notes to Consolidated Financial Statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2012 and December 31, 2011, the results of operations and statement of comprehensive income for the three and six months ended June 30, 2012 and 2011, and statements of changes in stockholders’ equity and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The Company is expanding the building of a current branch office. The Company signed a contract with a general contractor on April 19, 2012. The contract entitles the contractor to a fee of $2.1 million for Phase I of the construction, which includes site work and construction of the building shell. As of the writing of this quarterly report on Form 10-Q, $319 thousand had been disbursed to the contractor. The Company anticipates that the project will likely cost between $13.0 million and $15.0 million over the next one to two years.

In July 2012, the Company was notified of the death of a past employee for whom the Company holds a bank-owned life insurance policy. The Company anticipates receiving a payout from this policy within the next few months, of which $468 thousand will be credited to income. Bank-owned life insurance on the balance sheet will be reduced by the amount of this policy.

Other than those discussed above, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

Index

Note 2. Securities
Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2012
Obligations of U.S. Government agencies	$470	$4	$0	$474
Obligations of state and political subdivisions	145	2	0	147
Total	$615	$6	$0	$621

December 31, 2011
Obligations of U.S. Government agencies	$1,370	$8	$0	$1,378
Obligations of state and political subdivisions	145	3	0	148
Total	$1,515	$11	$0	$1,526

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2012
Obligations of U.S. Government agencies	$40,676	$1,164	$0	$41,840
Obligations of state and political subdivisions	27,457	323	(296)	27,484
Mortgage-backed securities	223,379	1,536	(37)	224,878
Money market investments	1,593	0	0	1,593
Total	$293,105	$3,023	$(333)	$295,795

December 31, 2011
U.S. Treasury securities	$250	$0	$0	$250
Obligations of U.S. Government agencies	117,848	1,706	0	119,554
Obligations of state and political subdivisions	11,999	266	(4)	12,261
Mortgage-backed securities	102,884	396	(52)	103,228
Money market investments	1,306	0	0	1,306
Total	$234,287	$2,368	$(56)	$236,599

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

Index

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

The Company has a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, and cash flow projections as indicators of credit issues. On a quarterly basis, management reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. Management considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (a) the extent and length of time the fair value has been below cost; (b) the reasons for the decline in value; (c) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (d) for fixed maturity securities, the Company’s intent to sell a security or whether it is more-likely-than-not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the Company’s ability and intent to hold the security for a period of time that allows for the recovery in value.

The Company has not recorded impairment charges on securities for the quarter ended June 30, 2012 or the year ended December 31, 2011.

TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated. The Company had no held-to-maturity securities with unrealized losses at June 30, 2012 or December 31, 2011.

	June 30, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of state and political subdivisions	$296	$12,632	$0	$0	$296	$12,632
Mortgage-backed securities	37	25,738	0	0	37	25,738
Total securities available-for-sale	$333	$38,370	$0	$0	$333	$38,370

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(in thousands)
Securities Available-for-Sale
Obligations of state and political subdivisions	$4	$1,706	$0	$0	$4	$1,706
Mortgage-backed securities	52	29,364	0	0	52	29,364
Total securities available-for-sale	$56	$31,070	$0	$0	$56	$31,070

Index

Obligations of state and political subdivisions
The Company’s portfolio of obligations of state and political subdivisions had twenty-five investments with unrealized losses at June 30, 2012 and two investments with unrealized losses at December 31, 2011. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2012 or December 31, 2011.

Mortgage-backed securities
The Company’s portfolio of mortgage-backed securities had two investments with unrealized losses at June 30, 2012 and three investments with unrealized losses as of December 31, 2011. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments, and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012 or December 31, 2011.

Restricted Securities
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

Note 3. Loans and the Allowance for Loan Losses
The following is a summary of the balances in each class of the Company’s loan portfolio as of the dates indicated:

	June 30,	December 31,
	2012	2011
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$77,533	$77,588
Commercial	272,968	288,108
Construction	13,957	19,981
Second mortgages	15,571	16,044
Equity lines of credit	33,520	34,220
Total mortgage loans on real estate	413,549	435,941
Commercial loans	29,665	35,015
Consumer loans	14,878	17,041
Other	18,398	32,330
Total loans	476,490	520,327
Less: Allowance for loan losses	(7,671)	(8,498)
Loans, net of allowance and deferred fees	$468,819	$511,829

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $751 thousand and $583 thousand at June 30, 2012 and December 31, 2011, respectively.

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of June 30, 2012
(in thousands)

	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$74,284	$1,110	$2,139	$0	$77,533
Commercial	244,896	15,630	12,442	0	272,968
Construction	10,369	389	3,199	0	13,957
Second mortgages	15,141	0	430	0	15,571
Equity lines of credit	32,718	234	568	0	33,520
Total mortgage loans on real estate	377,408	17,363	18,778	0	413,549
Commercial loans	26,498	2,149	1,018	0	29,665
Consumer loans	14,761	0	117	0	14,878
Other	18,398	0	0	0	18,398
Total	$437,065	$19,512	$19,913	$0	$476,490

Credit Quality Information
As of December 31, 2011
(in thousands)

	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$74,839	$677	$2,072	$0	$77,588
Commercial	258,610	11,803	17,695	0	288,108
Construction	19,548	396	37	0	19,981
Second mortgages	15,212	0	832	0	16,044
Equity lines of credit	33,390	182	648	0	34,220
Total mortgage loans on real estate	401,599	13,058	21,284	0	435,941
Commercial loans	29,455	4,295	1,265	0	35,015
Consumer loans	16,955	0	86	0	17,041
Other	32,330	0	0	0	32,330
Total	$480,339	$17,353	$22,635	$0	$520,327

As of June 30, 2012 and December 31, 2011 the Company did not have any loans internally classified as Loss.

Index

AGE ANALYSIS OF PAST DUE LOANS BY CLASS
All classes of loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Interest and fees continue to accrue on past due loans until the date the loan is placed in nonaccrual status, if applicable. The following table includes an aging analysis of the recorded investment in past due loans as of the dates indicated. Also included in the table below are loans that are 90 days or more past due as to interest and principal and still accruing interest, because they are well-secured and in the process of collection. Loans in nonaccrual status that are also past due are included in the aging categories in the table below.

Age Analysis of Past Due Loans at June 30, 2012

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$519	$381	$284	$1,184	$76,349	$77,533	$130
Commercial	1,710	2,979	0	4,689	268,279	272,968	0
Construction	36	0	3,021	3,057	10,900	13,957	0
Second mortgages	71	0	201	272	15,299	15,571	0
Equity lines of credit	267	0	368	635	32,885	33,520	0
Total mortgage loans on real estate	2,603	3,360	3,874	9,837	403,712	413,549	130
Commercial loans	196	29	0	225	29,440	29,665	0
Consumer loans	161	91	1	253	14,625	14,878	1
Other	68	9	4	81	18,317	18,398	4
Total	$3,028	$3,489	$3,879	$10,396	$466,094	$476,490	$135

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

Age Analysis of Past Due Loans at December 31, 2011

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$75	$0	$627	$702	$76,886	$77,588	$0
Commercial	0	0	1,123	1,123	286,985	288,108	510
Construction	148	0	0	148	19,833	19,981	0
Second mortgages	104	0	469	573	15,471	16,044	0
Equity lines of credit	159	0	369	528	33,692	34,220	0
Total mortgage loans on real estate	486	0	2,588	3,074	432,867	435,941	510
Commercial loans	101	0	0	101	34,914	35,015	0
Consumer loans	58	89	2	149	16,892	17,041	2
Other	44	0	5	49	32,281	32,330	5
Total	$689	$89	$2,595	$3,373	$516,954	$520,327	$517

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

Past due loans increased $7.0 million between December 31, 2011 and June 30, 2012. Of this increase, $4.7 million was due to increases in nonaccrual loans that were also past due. Of the $6.8 million in past due nonaccrual loans at June 30, 2012, all but $964 thousand have been written down to their net realizable value. At December 31, 2011, loans past due, excluding loans on nonaccrual status, were at $1.3 million or 0.25% of total loans, the lowest level of the previous four year-ends. The historically low levels seen at December 31, 2011 are difficult to maintain, and at June 30, 2012 past dues not including nonaccrual loans were still within acceptable levels at $3.6 million or 0.76% of total loans.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
(in thousands)

	June 30, 2012	December 31, 2011

Mortgage loans on real estate:
Residential 1-4 family	$496	$748
Commercial	4,509	6,719
Construction	3,163	0
Second mortgages	201	499
Equity lines of credit	368	368
Total mortgage loans on real estate	8,737	8,334
Commercial loans	103	129
Consumer loans	8	12
Total	$8,848	$8,475

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Interest income that would have been recorded under original loan terms	$499	$723
Actual interest income recorded for the period	87	194
Reduction in interest income on nonaccrual loans	$412	$529

Index

TROUBLED DEBT RESTRUCTURINGS
The Company’s loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. A TDR that is on nonaccrual status or is 30 days or more past due is considered to be nonperforming. Beginning with the second quarter of 2012, the Company changed its method for determining when a TDR is considered to be nonperforming. Prior to the second quarter of 2012, the Company classified TDRs as nonperforming at the time of restructure and a TDR could only be returned to performing status after considering the borrower’s sustained repayment performance in accordance with the restructured terms for a reasonable period, generally six months. Beginning with the second quarter of 2012, the Company defines a TDR as nonperforming only if the TDR is in nonaccrual status or 30 days or more past due at the report date. The reason for this change is that the Company found that some new TDRs were being classified as nonperforming solely because six months had not yet passed since the restructuring. As a result, under the previous system, even loans which had favorable repayment performance in accordance with the restructured terms for a reasonable period prior to the restructuring were being classified as nonperforming TDRs because there was no opportunity to measure their performance after the restructuring.

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Six Months Ended June 30, 2012
(dollars in thousands)

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2012
Mortgage loans on real estate:
Commercial	2	$3,019	$2,461	$2,373
Second mortgages	1	111	145	140
Total mortgage loans on real estate	3	3,130	2,606	2,513
Total	3	$3,130	$2,606	$2,513

The loans in the table above were given principal reductions, with the principal forgiveness on all loans in the table totaling $525 thousand. One loan was also given a below-market rate for debt with similar risk characteristics.

In the first six months of 2012, there were no TDRs for which there was a payment default where the default occurred within twelve months of restructuring.

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

Index

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of the dates presented. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized for the periods presented. The average balances are calculated based on daily average balances.

Impaired Loans by Class
(in thousands)

	As of June 30, 2012				Six Months Ended June 30, 2012
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$686	$670	$0	$0	$705	$30
Commercial	9,968	5,196	4,509	947	10,864	355
Construction	3,166	3,163	0	0	3,539	109
Second mortgages	360	350	0	0	551	26
Equity lines of credit	371	368	0	0	367	17
Total mortgage loans on real estate	$14,551	$9,747	$4,509	$947	$16,026	$537
Commercial loans	120	103	0	0	108	4
Consumer loans	25	8	17	17	27	1
Total	$14,696	$9,858	$4,526	$964	$16,161	$542

Impaired Loans by Class
(in thousands)

	As of December 31, 2011				For the Year Ended December 31, 2011
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$486	$391	$91	$6	$3,753	$554
Commercial	8,263	4,734	3,371	968	8,911	456
Construction	0	0	0	0	0	0
Second mortgages	520	250	258	31	603	24
Equity lines of credit	371	369	0	0	392	21
Total mortgage loans on real estate	$9,640	$5,744	$3,720	$1,005	$13,659	$1,055
Commercial loans	142	19	110	23	130	2
Total	$9,782	$5,763	$3,830	$1,028	$13,789	$1,057

MONITORING OF LOANS AND EFFECT OF MONITORING FOR THE ALLOWANCE FOR LOAN LOSSES
Loan officers are responsible for continual portfolio analysis and prompt identification and reporting of problem loans, which includes assigning a risk grade to each applicable loan at its origination and revising such grade as the situation dictates. Loan officers maintain frequent contact with borrowers, which should enable the loan officer to identify potential problems before other personnel. In addition, meetings with loan officers and upper management are held to discuss problem loans and review risk grades. Nonetheless, in order to avoid over-reliance upon loan officers for problem loan identification, the Company’s loan review system provides for review of loans and risk grades by individuals who are independent of the loan approval process. Risk grades and historical loss rates by risk grades are used as a component of the calculation of the allowance for loan losses.

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

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At June 30, 2012 and December 31, 2011, the historical loss percent was based on losses sustained in each segment of the portfolio over the previous eight quarters.

Management also provides an allocated component of the allowance for loans that are classified as impaired. An allocated allowance is established when the discounted value of future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan.

Based on credit risk assessments and management’s analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, concentrations, changes in collateral-dependent loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

The Company implemented two changes to the qualitative factors component of its allowance for loan loss in the second quarter of 2012. These changes were made to the allocations for the qualitative factors for economic conditions and for collateral-dependent loans.

The allocation for the qualitative factor for economic conditions for June 30, 2012 was decreased as compared to the same allocation at March 31, 2012 and December 31, 2011. This decrease is due to a decrease in the allocation for pass rated loans. Management does not believe that losses in the near future will be equal to or greater than the losses in the current eight-quarter historical loss average, and accordingly believes the majority of the risk within the loan portfolio has been properly reflected in the quantitative historical loss component. In the historical loss component of the allowance, the actual loan loss experience for pass-rated loans is overridden by using the loss experience for the entire loan portfolio. This method includes the OAEM and substandard rated credits which are already accounted for in their own respective allocations, which results in pass rated loans being associated with a greater loss experience than management believes is likely to occur. Because management believes the consequences of recent negative economic conditions have already been accounted for in the historical loss component and believes the historical loss component already includes a conservative allocation with respect to pass-rated loans, management has determined that a decrease in the adjustment for economic conditions appropriately reflects the risk in the loan portfolio. In management’s opinion, to increase the loss allocation for pass-rated loans in the qualitative factors component in addition to the conservation allocation in the history loss component is excessive. Since the purpose of the qualitative factors is to provide for losses that are not accounted for in the historical loss and impaired loan components of the allowance, the loss allocation for pass-rated loans in the qualitative factor component was reduced.

Index

The allocation for the qualitative factor for collateral dependent loans also decreased as of June 30, 2012 as compared to the same allocation at March 31, 2012 and December 31, 2011. Management implemented a new strategy in the recognition of risk in the collateral-dependent loan component of the qualitative factors. Management believes that risk in the existing collateral-dependent loans is concentrated in the OAEM and substandard risk grades and that the risk of pass rated loans becoming collateral-dependent within the next six to twelve months is extremely low. In addition, the sharp declines in the market value of real estate seen in past years have begun to level off in 2012. The value of collateral-dependent loans is therefore less subject to reductions. The allocation for this qualitative factor was increased in the past due to uncertainty in the market; with the real estate market beginning to stabilize, management believes that a smaller allocation is acceptable.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.7 million adequate to cover loan losses inherent in the loan portfolio at June 30, 2012.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)

For the Six Months Ended June 30, 2012	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,011	$323	$6,735	$300	$129	$8,498
Charge-offs	(19)	(780)	(1,283)	(75)	(58)	(2,215)
Recoveries	19	0	80	60	29	188
Provision for loan losses	(312)	682	915	(55)	(30)	1,200
Ending balance	$699	$225	$6,447	$230	$70	$7,671
Ending balance individually evaluated for impairment	$0	$0	$947	$17	$0	$964
Ending balance collectively evaluated for impairment	699	225	5,500	213	70	6,707
Ending balance	$699	$225	$6,447	$230	$70	$7,671
Loan Balances:
Ending balance individually evaluated for impairment	$103	$3,163	$11,093	$25	$0	$14,384
Ending balance collectively evaluated for impairment	29,562	10,794	388,499	14,853	18,398	462,106
Ending balance	$29,665	$13,957	$399,592	$14,878	$18,398	$476,490

Index

For the Year Ended December 31, 2011	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$799	$441	$11,498	$357	$133	$13,228
Charge-offs	(942)	0	(7,822)	(333)	(210)	(9,307)
Recoveries	141	0	575	102	59	877
Provision for loan losses	1,013	(118)	2,484	174	147	3,700
Ending balance	$1,011	$323	$6,735	$300	$129	$8,498
Ending balance individually evaluated for impairment	$23	$0	$1,005	$0	$0	$1,028
Ending balance collectively evaluated for impairment	988	323	5,730	300	129	7,470
Ending balance	$1,011	$323	$6,735	$300	$129	$8,498
Loan Balances:
Ending balance individually evaluated for impairment	$129	$0	$9,464	$0	$0	$9,593
Ending balance collectively evaluated for impairment	34,886	19,981	406,496	17,041	32,330	510,734
Ending balance	$35,015	$19,981	$415,960	$17,041	$32,330	$520,327

CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in the Company’s accounting methodology for the allowance for loan losses in the first six months of 2012.

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

There were no options granted in the first six months of 2012.

On March 9, 2008, the Company’s 1998 Stock Option Plan expired. Options to purchase 161,960 shares of common stock were outstanding under the Company’s 1998 Stock Option Plan at June 30, 2012. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option activity for the six months ended June 30, 2012 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1, 2012	165,710	$21.64
Granted	0	0
Exercised	0	0
Canceled or expired	(3,750)	21.94
Options outstanding, June 30, 2012	161,960	$21.63	3.96	$0
Options exercisable, June 30, 2012	143,093	$21.84	3.79	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on changes in the market value of the Company’s common stock. As of June 30, 2012, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company’s common stock.

Index

No options were exercised during the six months ended June 30, 2012.

As of June 30, 2012, there was $29 thousand of unrecognized compensation cost related to nonvested options. This cost is expected to be recognized over a weighted-average period of 4 months.

Note 5. Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows:

Three months ended June 30,	2012	2011
	Pension Benefits
Interest cost	$71,750	$76,032
Expected return on plan assets	(97,500)	(104,965)
Amortization of net loss	56,250	42,586
Net periodic pension plan cost	$30,500	$13,653

Six months ended June 30,	2012	2011
	Pension Benefits
Interest cost	$143,500	$152,064
Expected return on plan assets	(195,000)	(209,929)
Amortization of net loss	112,500	85,171
Net periodic pension plan cost	$61,000	$27,306

At June 30, 2012, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2012.

Note 6. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include an average of 163 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first six months of 2012 because they were antidilutive.

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

Index

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2012 and December 31, 2011, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

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

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2012 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and cash equivalents	$35,958	$35,958	$0	$0
Securities available-for-sale	295,795	0	295,795	0
Securities held-to-maturity	615	0	621	0
Restricted securities	3,110	0	3,110	0
Loans, net of allowances for loan losses	468,819	0	471,549	427
Bank owned life insurance	22,043	0	22,043	0
Accrued interest receivable	2,289	0	2,289	0

Liabilities
Deposits	$724,176	$0	$725,297	$0
Overnight repurchase agreements	22,764	0	22,764	0
Term repurchase agreements	1,176	0	1,178	0
Federal Home Loan Bank advances	35,000	0	38,997	0
Accrued interest payable	564	0	564	0

Index

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and cash equivalents	$24,855	$24,855	$0	$0
Securities available-for-sale	236,599	0	236,599	0
Securities held-to-maturity	1,515	0	1,526	0
Restricted securities	3,451	0	3,451	0
Loans, net of allowances for loan losses	511,829	0	514,875	230
Bank owned life insurance	21,593	0	21,593	0
Accrued interest receivable	2,528	0	2,528	0

Liabilities
Deposits	$690,879	$0	$692,539	$0
Overnight repurchase agreements	35,001	0	35,001	0
Term repurchase agreements	1,480	0	1,481	0
Federal Home Loan Bank advances	35,000	0	39,341	0
Accrued interest payable	577	0	577	0

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

The following table presents the balances of certain financial assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2012 Using
		(in thousands)
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available-for-sale securities
Obligations of U.S. Government agencies	$41,840	$0	$41,840	$0
Obligations of state and political subdivisions	27,484	0	27,484	0
Mortgage-backed securities	224,878	0	224,878	0
Money market investments	1,593	0	1,593	0
Total available-for-sale securities	$295,795	$0	$295,795	$0

Index

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Available-for-sale securities
U.S. Treasury securities	$250	$0	$250	$0
Obligations of U.S. Government agencies	119,554	0	119,554	0
Obligations of state and political subdivisions	12,261	0	12,261	0
Mortgage-backed securities	103,228	0	103,228	0
Money market investments	1,306	0	1,306	0
Total available-for-sale securities	$236,599	$0	$236,599	$0

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

Index

The following table presents the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded as of the dates indicated:

		Carrying Value at June 30, 2012
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$3,562	$0	$3,135	$427
Foreclosed assets	$7,232	$0	$7,232	$0

		Carrying Value at December 31, 2011
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$2,802	$0	$2,572	$230
Foreclosed assets	$9,390	$0	$9,390	$0

The following table displays quantitative information about Level 3 Fair Value Measurements as of the date indicated (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements at June 30, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Average)
Assets
Impaired Loans	$427	Discounted collateral value	Selling costs	0% - 10%(6%)

The following table summarizes activity at the Level 3 valuation for the period shown:

Six months ended June 30, 2012
(in thousands)
Balance as of December 31, 2011	$230
Transfers in to Level 3	427
Changes in loan balances due to payments	0
Loans no longer considered impaired *	(230)
Ending balance	$427

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

Index

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 follows:

	Three Months Ended June 30, 2012
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$8,301,983	$9,368	$668,104	$(667,837)	$8,311,618
Income from fiduciary activities	0	793,005	0	0	793,005
Other income	2,943,305	160,014	165,000	(180,476)	3,087,843
Total operating income	11,245,288	962,387	833,104	(848,313)	12,192,466

Expenses
Interest expense	1,498,747	0	1,567	(1,908)	1,498,406
Provision for loan losses	1,000,000	0	0	0	1,000,000
Salaries and employee benefits	4,524,216	563,640	132,029	0	5,219,885
Other expenses	3,602,522	239,708	65,011	(180,476)	3,726,765
Total operating expenses	10,625,485	803,348	198,607	(182,384)	11,445,056

Income before taxes	619,803	159,039	634,497	(665,929)	747,410

Income tax expense (benefit)	59,007	53,906	(3,710)	0	109,203

Net income	$560,796	$105,133	$638,207	$(665,929)	$638,207

Total assets	$868,035,982	$5,229,142	$87,516,934	$(88,463,223)	$872,318,835

	Three Months Ended June 30, 2011
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,140,912	$10,267	$1,128,474	$(1,127,524)	$9,152,129
Income from fiduciary activities	0	759,924	0	0	759,924
Other income	2,118,433	86,641	75,000	(90,276)	2,189,798
Total operating income	11,259,345	856,832	1,203,474	(1,217,800)	12,101,851

Expenses
Interest expense	1,689,787	0	3,123	(3,280)	1,689,630
Provision for loan losses	500,000	0	0	0	500,000
Salaries and employee benefits	4,232,222	532,719	130,625	0	4,895,566
Other expenses	3,389,723	232,514	71,195	(90,276)	3,603,156
Total operating expenses	9,811,732	765,233	204,943	(93,556)	10,688,352

Income before taxes	1,447,613	91,599	998,531	(1,124,244)	1,413,499

Income tax expense (benefit)	383,825	31,143	(36,730)	0	378,238

Net income	$1,063,788	$60,456	$1,035,261	$(1,124,244)	$1,035,261

Total assets	$828,016,619	$4,893,559	$84,331,209	$(84,815,127)	$832,426,260

Index

	Six Months Ended June 30, 2012
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$16,714,277	$18,952	$1,760,508	$(1,759,927)	$16,733,810
Income from fiduciary activities	0	1,619,651	0	0	1,619,651
Other income	5,295,982	264,352	330,000	(361,252)	5,529,082
Total operating income	22,010,259	1,902,955	2,090,508	(2,121,179)	23,882,543

Expenses
Interest expense	3,009,967	0	3,134	(3,769)	3,009,332
Provision for loan losses	1,200,000	0	0	0	1,200,000
Salaries and employee benefits	8,812,752	1,100,653	266,757	0	10,180,162
Other expenses	7,088,935	485,024	103,219	(361,252)	7,315,926
Total operating expenses	20,111,654	1,585,677	373,110	(365,021)	21,705,420

Income before taxes	1,898,605	317,278	1,717,398	(1,756,158)	2,177,123

Income tax expense	352,186	107,539	890	0	460,615

Net income	$1,546,419	$209,739	$1,716,508	$(1,756,158)	$1,716,508

Total assets	$868,035,982	$5,229,142	$87,516,934	$(88,463,223)	$872,318,835

	Six Months Ended June 30, 2011
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$18,495,209	$19,980	$1,544,032	$(1,542,177)	$18,517,044
Income from fiduciary activities	0	1,530,896	0	0	1,530,896
Other income	4,066,730	187,990	150,000	(180,652)	4,224,068
Total operating income	22,561,939	1,738,866	1,694,032	(1,722,829)	24,272,008

Expenses
Interest expense	3,534,696	0	6,178	(6,605)	3,534,269
Provision for loan losses	2,300,000	0	0	0	2,300,000
Salaries and employee benefits	8,248,376	1,014,050	262,943	0	9,525,369
Other expenses	6,755,038	459,279	106,757	(180,652)	7,140,422
Total operating expenses	20,838,110	1,473,329	375,878	(187,257)	22,500,060

Income before taxes	1,723,829	265,537	1,318,154	(1,535,572)	1,771,948

Income tax expense (benefit)	363,512	90,282	(61,800)	0	391,994

Net income	$1,360,317	$175,255	$1,379,954	$(1,535,572)	$1,379,954

Total assets	$828,016,619	$4,893,559	$84,331,209	$(84,815,127)	$832,426,260

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2011 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

The Bank extends a line of credit to the Parent. This line of credit may be used, from time to time and among other purposes, to repurchase the Parent’s publicly traded stock. As of June 30, 2012, $124 thousand was drawn under the line of credit and $7 thousand remained available. Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%. This loan is secured by a held-to-maturity security with a book value of $145 thousand and a market value of $147 thousand at June 30, 2012. Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

Index

Note 10. Commitments and Contingencies
There have been no material changes in the Company’s commitments and contingencies from those disclosed in the Company’s 2011 annual report on Form 10-K. For a discussion of the Company’s branch office expansion, see Note 1 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding expected trends in rates paid on interest-bearing liabilities and on earning assets, profitability, liquidity, the loan portfolio, the allowance for loan losses, the securities portfolio, interest-rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, noninterest expense (and components of noninterest expense), noninterest income (and components of noninterest income), income taxes, expected impact of efforts to restructure the balance sheet, market risk, growth strategy, investment strategy, credit quality review processes, product and service offerings and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic and business conditions, the quality or composition of the loan or investment portfolios, including the effects of the Company’s efforts to restructure the investment portfolio, the size of the provision for loan losses, the adequacy of the allowance for loan losses, the level of nonperforming assets, impaired loans and charge-offs, the local real estate market, results of internal assessments and external bank regulatory examinations, the value of collateral securing loans, the value of and the Company’s ability to sell foreclosed assets, the cost to expand a current branch office, the adequacy of the Company’s credit quality review processes, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, Federal Deposit Insurance Corporation (FDIC) premiums and/or assessments, demand for loan and other products, deposit flows, competition, and accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or other legislation or policies of the Office of the Comptroller of the Currency (OCC), U.S. Treasury and the Federal Reserve Board.

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

Critical Accounting Policies and Estimates
As of June 30, 2012, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2011 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses. For a discussion of the Company’s policies for calculating the allowance for loan losses, see Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

Earnings Summary
Net income for the second quarter of 2012 was $638 thousand or $0.13 per diluted share as compared to net income of $1.0 million, or $0.21 per diluted share for the second quarter of 2011. The decrease in net income was primarily due to an increased provision for loan losses, a decline in net interest income and an increase in noninterest expenses, which were partially mitigated by higher noninterest income.

Net income for the six months ended June 30, 2012 was $1.7 million, or $0.35 per diluted share, an increase of $337 thousand over the same period in 2011. The increase in net income was primarily due to a reduction in the provision for loan losses, from $2.3 million to $1.2 million when comparing the first six months of 2011 to the first six months of 2012. Decreases in loans and in the allocation for the qualitative factors in the allowance for loan losses between the two periods allowed management to reduce the provision. Gains on sales of available-for-sale securities also contributed significantly to the increase in net income between the two periods, as the Company has restructured the investment portfolio in 2012 by selling government agency securities and reinvesting the proceeds in mortgage-backed securities.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest yield is calculated by dividing tax-equivalent net interest income by average earning assets. Although both total interest and dividend income and total interest expense decreased during the three and six months ended June 30, 2012, as compared to the same periods in 2011, total interest and dividend income decreased more than total interest expense, causing net interest income to decrease for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

Net interest income, on a fully tax-equivalent basis, was $6.9 million in the second quarter of 2012, a decrease of $594 thousand from the second quarter of 2011. Net interest income, on a fully tax-equivalent basis, was $13.9 million for the first six months of 2012, a decrease of $1.2 million from the same period in 2011.

The net interest margin for the second quarter of 2012 was 3.48%, down 39 basis points from the second quarter of 2011. The year-to-date net interest margin for 2012 was 3.53%, down 28 basis points from 3.81% for the first half of 2011. Until recently, the Company’s net interest margin had improved as higher-cost time deposits repriced to the current, lower market rates. While the average rate on liabilities continued to decrease, the rate of change has slowed over the last year as most longer-term deposits had already repriced. In addition, the average rate on loans decreased from 5.95% for the second quarter of 2011 to 5.62% for the second quarter of 2012, as higher-yielding loans paid off or were renewed at current, lower rates. More significantly, the composition of earning assets has shifted: as average total loans have decreased from a lack of quality loan demand, a larger percent of earning assets have been invested in lower-yielding investment securities. Because investment securities typically yield less than loans, this shift to lower-yielding investment securities has negatively impacted the Company’s net interest margin in 2012.

Index

Tax-equivalent interest income decreased by $785 thousand in the second quarter of 2012 and $1.7 million in the first six months of 2012, compared to the same periods of 2011. Average earning assets for the second quarter of 2012 increased $18.7 million and decreased $4.0 million for the first six months of 2012 compared to the same periods in 2011. Interest expense decreased for the second quarter and first six months of 2012 as compared to those periods in 2011. The decrease in interest expense is primarily a result of a decrease in average interest-bearing liabilities as well as 12 and 13 basis-point decreases in the average rate on interest-bearing liabilities in the second quarter and first six months of 2012, respectively, compared to the same periods in 2011.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through June 30, 2012. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow as a high percentage of the Company’s interest-bearing liabilities have already repriced. Management also believes that the average rate on loans will continue to decline due to increased competition for loans in the Company’s markets, and as loans are renewed or refinanced at lower current market rates.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

	For the quarter ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(in thousands)
ASSETS
Loans*	$481,072	$6,765	5.62%	$551,918	$8,208	5.95%
Investment securities:
Taxable	261,492	1,380	2.11%	199,280	896	1.80%
Tax-exempt*	21,918	224	4.09%	3,059	57	7.45%
Total investment securities	283,410	1,604	2.26%	202,339	953	1.88%
Interest-bearing due from banks	23,474	9	0.15%	1,304	0	0.00%
Federal funds sold	1,732	1	0.23%	14,972	6	0.16%
Other investments	4,174	24	2.30%	4,600	21	1.83%
Total earning assets	793,862	$8,403	4.23%	775,133	$9,188	4.74%
Allowance for loan losses	(7,723)			(10,437)
Other nonearning assets	78,764			85,597
Total assets	$864,903			$850,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,834	$2	0.07%	$11,468	$2	0.07%
Money market deposit accounts	176,465	79	0.18%	170,221	88	0.21%
Savings accounts	52,924	13	0.10%	48,250	13	0.11%
Time deposits, $100,000 or more	127,708	415	1.30%	131,232	469	1.43%
Other time deposits	173,708	549	1.26%	178,904	675	1.51%
Total time and savings deposits	542,639	1,058	0.78%	540,075	1,247	0.92%
Federal funds purchased, repurchase agreements and other borrowings	30,339	15	0.20%	35,440	18	0.20%
Federal Home Loan Bank advances	35,000	425	4.86%	35,000	424	4.85%
Total interest-bearing liabilities	607,978	1,498	0.99%	610,515	1,689	1.11%
Demand deposits	167,452			137,431
Noninterest-bearing repurchase agreements	0			18,294
Other liabilities	2,149			1,548
Stockholders' equity	87,324			82,505
Total liabilities and stockholders' equity	$864,903			$850,293
Net interest income/yield		$6,905	3.48%		$7,499	3.87%

Index

	For the six months ended June 30,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(dollars in thousands)
ASSETS
Loans*	$488,346	$13,855	5.67%	$562,316	$16,626	5.91%
Investment securities:
Taxable	246,091	2,601	2.11%	202,163	1,799	1.78%
Tax-exempt*	17,923	367	4.10%	3,205	117	7.30%
Total investment securities	264,014	2,968	2.25%	205,368	1,916	1.87%
Interest-bearing due from banks	27,382	26	0.19%	1,107	1	0.18%
Federal funds sold	1,843	1	0.11%	16,325	14	0.17%
Other investments	4,273	45	2.11%	4,719	32	1.36%
Total earning assets	785,858	$16,895	4.30%	789,835	$18,589	4.71%
Allowance for loan losses	(8,159)			(11,160)
Other nonearning assets	79,787			84,907
Total assets	$857,486			$863,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,498	$4	0.07%	$11,841	$4	0.07%
Money market deposit accounts	174,434	158	0.18%	169,540	180	0.21%
Savings accounts	52,010	26	0.10%	47,392	24	0.10%
Time deposits, $100,000 or more	126,551	830	1.31%	132,907	1,003	1.51%
Other time deposits	172,205	1,110	1.29%	181,641	1,407	1.55%
Total time and savings deposits	536,698	2,128	0.79%	543,321	2,618	0.96%
Federal funds purchased, repurchase agreements and other borrowings	31,551	31	0.20%	47,428	71	0.30%
Federal Home Loan Bank advances	35,000	850	4.86%	35,000	845	4.83%
Total interest-bearing liabilities	603,249	3,009	1.00%	625,749	3,534	1.13%
Demand deposits	165,373			136,144
Noninterest-bearing repurchase agreements	0			18,397
Other liabilities	2,023			1,585
Stockholders' equity	86,841			81,707
Total liabilities and stockholders' equity	$857,486			$863,582
Net interest income/yield		$13,886	3.53%		$15,055	3.81%

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

The provision for loan losses was $1.0 million in the second quarter of 2012, as compared to $500 thousand in the second quarter of 2011 and was $1.2 million for the first half of 2012, as compared to $2.3 million in the first half of 2011. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses. The higher provision in the second quarter of 2012 as compared to the second quarter of 2011 was due to increased charge-offs. The lower provision for the first half of 2012, as compared to the provision for the first half of 2011, was due to a reduction in total loans from $539.1 million at June 30, 2011 to $476.5 million at June 30, 2012, a reduction in charge-offs and a decrease in the allocation for the qualitative factors in the allowance for loan losses between the two periods. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for a detailed discussion of the changes in the qualitative factors.

Index

Net loans charged off were $1.4 million for the second quarter of 2012 as compared to $810 thousand for the second quarter of 2011. For the first six months of 2012, net loans charged off were $2.0 million, or $3.6 million less than net loans charged off in the first six months of 2011. On an annualized basis, net loan charge-offs were 0.85% of total loans for the first six months of 2012 compared with 2.06% for the same period in 2011. Net loans charged off for the first six months of 2012 were relatively low as compared to net charge-offs of the past few years. Management anticipates that net charge-offs for the remaining quarters of 2012 will be below the elevated level of net charge-offs that occurred in 2010 and 2011.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and foreclosed assets. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for an explanation of these categories. Foreclosed assets consist of real estate from foreclosures on loan collateral. The majority of the loans 90 days or more past due but still accruing interest are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time. In the case of TDRs, the restructuring may be to modify to an unsecured loan (e.g., a short sale) that the borrower can afford to repay. In these circumstances, the entire balance of the loan would be specifically allocated for. It would not be charged off if the loan documentation supports the borrower’s ability to repay the modified loan.

Index

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS

	June 30,	December 31,	Increase
	2012	2011	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$103	$129	$(26)
Real estate-construction	3,163	0	3,163
Real estate-mortgage (1)	5,574	8,334	(2,760)
Consumer loans	8	12	(4)
Total nonaccrual loans	$8,848	$8,475	$373
Loans past due 90 days or more and accruing interest
Real estate-mortgage (1)	130	510	(380)
Consumer loans	1	2	(1)
Other	4	5	(1)
Total loans past due 90 days or more and accruing interest	$135	$517	$(382)
Restructured loans
Commercial	$1,906	$0	$1,906
Real estate-mortgage (1)	4,521	4,326	195
Consumer loans	17	18	(1)
Total restructured loans	$6,444	$4,344	$2,100
Less nonaccrual restructured loans (included above)	1,123	2,756	(1,633)
Less restructured loans currently in compliance (2)	5,067	1,588	3,479
Net nonperforming, accruing restructured loans	$254	$0	$254

Foreclosed assets	$7,232	$9,390	$(2,158)

Total nonperforming assets	$16,469	$18,382	$(1,913)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) As of December 31, 2011 all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of June 30, 2012 were $16.5 million, or 10.41% lower than nonperforming assets as of December 31, 2011. The largest decrease in nonperforming assets was in the category of foreclosed assets, which decreased by $2.2 million.

The majority of the balance of nonaccrual loans at June 30, 2012 was related to a few large credit relationships. Of the $8.8 million of nonaccrual loans at June 30, 2012, $7.6 million or approximately 86.62% was comprised of four credit relationships: $2.9 million, $2.9 million, $1.1 million, and $730 thousand. The loans that make up the nonaccrual balance have been written down to their net realizable value, or the Company is in the process of obtaining new appraisals to determine if any charge-off needs to be recorded during the third quarter of 2012 for such loans. As shown in the table above, the majority of the nonaccrual loans were collateralized by real estate at June 30, 2012 and December 31, 2011.

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

Index

As of June 30, 2012, the allowance for loan losses was 46.58% of nonperforming assets and 83.05% of nonperforming loans. The definition of nonperforming loans is nonperforming assets less foreclosed assets. The allowance for loan losses was 1.61% of total loans on June 30, 2012 and 1.63% of total loans on December 31, 2011.

Allowance for Loan Losses
The allowance for loan losses is based on several components. Historical loss is one of these components. Historical loss is based on the Company’s loss experience during the past eight quarters, which management believes reflects the risk related to each segment of loans in the current economic environment. The historical loss component of the allowance amounted to $5.3 million and $5.6 million as of June 30, 2012 and December 31, 2011, respectively. This decrease is due to lower charge-offs for the first six months of 2012 as compared to the level of charge-offs in certain quarters included in past historical loss periods. The Company uses a rolling eight-quarter average to calculate the historical loss component of the allowance, so higher charge-offs in the first six months of 2010 are no longer included in the calculation as of June 30, 2012, which has caused the historical loss component to decrease.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2012 and December 31, 2011, the impaired loan component of the allowance for loan losses amounted to $964 thousand and $1.0 million, respectively. As shown in the impaired loan tables in Note 3, the recorded investment in impaired loans at June 30, 2012 was $14.4 million, compared to a recorded investment in impaired loans at December 31, 2011 of $9.6 million. The impaired loan component of the allowance declined by $36 thousand, when comparing the component’s balance as of June 30, 2012 to its balance as of December 31, 2011.

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, loan concentrations, changes in collateral-dependent loans and legal and regulatory changes. The qualitative component of the allowance amounted to $1.4 million and $1.9 million as of June 30, 2012 and December 31, 2011, respectively. The major reason for the $500 thousand reduction in this component is due to management’s change in the allocation for the qualitative factors of the allowance for loan losses with respect to the qualitative factors for economic conditions and collateral-dependent loans during the quarter ended June 30, 2012 as detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

Index

As a result of management’s analysis, the Company added, through the provision, $1.0 million and $1.2 million to the allowance for loan losses in the three and six months ended June 30, 2012, respectively. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming loans closely and make changes to the allowance for loan losses when management concludes such changes are necessary.

Noninterest Income
In the second quarter and the first six months of 2012, noninterest income increased $931 thousand and $1.4 million, respectively, when compared to the same periods in 2011. These increases were mainly due to realized gains on the sale of available-for-sale investment securities. During 2012, the Company restructured the investment portfolio, selling government agency securities and reinvesting the proceeds in mortgage-backed securities. These investment transactions improved the portfolio’s cash flows and increased the yields, while only marginally increasing the duration of the portfolio.

Noninterest income improved in other areas as well, with the largest increases in income from fiduciary activities and in other service charges, commissions and fees. Income from fiduciary activities increased $33 thousand for the second quarter of 2012 and $89 thousand for the first six months of 2012, as compared to the same periods in 2011. During the past year, Trust opened new accounts and expanded service offerings to existing customers, including an improved 401(k) product. A portion of the increase in income from fiduciary activities was from a nonrecurring event related to a new customer, but management anticipates that income from fiduciary activities will continue to increase as sales efforts for the 401(k) daily valuation product are beginning to be effective. Other service charges, commissions and fees grew $60 thousand and $119 thousand for the second quarter and first six months of 2012, respectively, over the same periods in 2011. The increases in other service charges, commissions and fees were due to increased revenues from merchant processing services and investment brokerage services. The Company has been focusing on diversifying noninterest income in response to declining interest income and new regulatory restrictions on some sources of noninterest income.

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

Noninterest Expense
The Company’s noninterest expense increased by $448 thousand in the second quarter of 2012 as compared to the second quarter of 2011 and increased $830 thousand when comparing the first six months of 2012 to the same period of 2011. These increases were mainly due to growth in salaries and employee benefits, which was impacted by several management decisions made during the first six months of 2012. In 2012, the Company made early retirement offers to eligible employees and initiated a reduction in work force program to eliminate positions that had become unnecessary due to improvements in technology and efficiencies. Both the early retirement offer and the reduction in work force program provided severance packages to employees, which increased salaries and employee benefits expense in 2012, but will decrease such expenses in future years. Salaries and employee benefits expense was also impacted by the filling of several higher-paid positions in 2011 and 2012. Many of these newly-hired employees are in the Company’s private banking and commercial lending areas and were hired to increase small business lending, treasury services, and lending in areas other than commercial real estate as part of management’s focus on increasing loans and noninterest income.

Smaller increases in noninterest expense were also seen in the categories of data processing and losses on write-down/sale of foreclosed assets for both the three and six months ended June 30, 2012, as compared to the same periods in 2011. Data processing expenses increased as the Company added new services at both the Bank and Trust. Losses on write-down/sale of foreclosed assets increased as the Company continues to work to reduce its nonperforming assets.

The increase in noninterest expense for the first half of 2012 was partially offset by decreases in FDIC insurance expense and foreclosed assets expense of $104 thousand and $81 thousand, respectively. FDIC insurance expense declined due to regulatory changes effective April 1, 2011 in the method for calculating this expense. Expenses for the maintenance of foreclosed assets have declined as the Company has worked successfully to sell these assets. Between June 30, 2011 and June 30, 2012, foreclosed assets decreased $3.6 million, or 33.02%, causing foreclosed asset expenses to decline accordingly.

Index

Balance Sheet Review
Assets as of June 30, 2012 were $872.3 million, an increase of $22.8 million or 2.69%, compared to assets as of December 31, 2011. This growth in assets has been driven by increased deposits, particularly low-cost deposits, which increased $21.4 million. As quality loan demand has decreased in recent years, the Company has been investing excess funds in securities that can be readily liquidated when loan demand recovers. Between December 31, 2011 and June 30, 2012, net loans decreased $43.0 million while cash and cash equivalents and securities available for sale increased $70.3 million.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of June 30, 2012.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of June 30, 2012
(dollars in thousands)

	Amount	Percent
Subprime	$21,403	20.1%
Non-subprime	85,234	79.9%
	$106,637	100.0%

Total loans	$476,490
Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.49%

In addition to the subprime loans secured by real estate discussed above, as of June 30, 2012, the Company had an additional $2.3 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company’s total subprime loans as of June 30, 2012 were $23.7 million, amounting to 4.97% of the Company’s total loans at June 30, 2012.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first six months of 2012 were $857.5 million compared to $863.6 million for the first six months of 2011. The reduction in average assets for the first six months of 2012 as compared to average assets for the first six months of 2011 was due mainly to the decline in average loans of $74.0 million, due to the current economic environment and lack of quality loan demand.

Total available-for-sale and held-to-maturity securities at June 30, 2012 was $296.4 million, an increase of 24.48% from $238.1 million at December 31, 2011. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

Index

At June 30, 2012, total deposits were $33.3 million higher than total deposits at December 31, 2011. The Company has focused on building customer relationships, which generated growth in all balance sheet deposit categories during the first six months of 2012. A portion of the growth in noninterest-bearing and savings deposits was due to the sale of high-quality treasury services, such as positive pay and online payables. Customers pay for these services either with compensating deposit balances or with fees which flow to noninterest income. As seen by the growth in deposits, these efforts are working.

Capital Resources
Total stockholders’ equity as of June 30, 2012 was $87.4 million, up $1.5 million or 1.78% from $85.9 million at December 31, 2011. Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at June 30, 2012. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company’s capital position remains strong.

	2012
	Regulatory	June 30, 2012
	Minimums
Tier 1	4.00%	15.52%
Total Capital	8.00%	16.77%
Tier 1 Leverage	4.00%	10.15%

Book value per share was $17.62 at June 30, 2012 up from $16.97 at June 30, 2011. Cash dividends were $248 thousand or $0.05 per share in the second quarter of 2012 and $248 thousand or $0.05 per share in the second quarter of 2011. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the second quarter of 2012, the Company had $225.4 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines with correspondent banks. As of the end of the second quarter of 2012, the Company had $43.0 million available in federal funds lines to handle any short-term borrowing needs.

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

Other than the more stringent requirements for the FHLB advances, management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of June 30, 2012, the Company’s unpledged, available-for-sale securities totaled $212.7 million. The Company’s primary external source of liquidity is advances from the FHLB.

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

As of June 30, 2012, other than those disclosed above, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2011 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2012, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2011 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2012. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At June 30, 2012, non-maturing deposit liabilities totaled $417.4 million or 57.64% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to assess the impact on the Company’s earnings at June 30, 2012. The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.19% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 0.49% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 1.27% increase in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended June 30, 2012, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended June 30, 2012, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 14, 2012	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 14, 2012	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)