Form 10-Q
period 2012-09-30
OLD POINT FINANCIAL CORP
filed 2012-11-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to  _____________

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of October 31, 2012

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1	Financial Statements	1

	Consolidated Balance Sheets September 30, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Income Three months ended September 30, 2012 and 2011 (unaudited) Nine months ended September 30, 2012 and 2011 (unaudited)	2

	Consolidated Statements of Comprehensive Income Three months ended September 30, 2012 and 2011 (unaudited) Nine months ended September 30, 2012 and 2011 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity Nine months ended September 30, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Cash Flows Nine months ended September 30, 2012 and 2011 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	43

Item 6.	Exhibits	43

	Signatures	43

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets

Cash and due from banks	$14,206,468	$9,523,279
Interest-bearing due from banks	34,657,124	13,977,625
Federal funds sold	712,811	1,353,752
Cash and cash equivalents	49,576,403	24,854,656
Securities available-for-sale, at fair value	312,420,450	236,598,688
Securities held-to-maturity (fair value approximates $620,373 and $1,525,624)	615,000	1,515,000
Restricted securities	2,561,900	3,451,000
Loans, net of allowance for loan losses of $7,300,855 and $8,497,731	456,242,657	511,829,008
Premises and equipment, net	31,079,465	30,263,937
Bank-owned life insurance	21,627,402	21,593,464
Foreclosed assets, net of valuation allowance of $1,913,573 and $1,851,160	6,841,857	9,390,130
Other assets	6,920,744	10,007,712
Total assets	$887,885,878	$849,503,595

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$176,190,771	$163,639,321
Savings deposits	247,765,416	232,348,196
Time deposits	307,718,253	294,891,492
Total deposits	731,674,440	690,879,009
Overnight repurchase agreements	37,265,471	35,000,910
Term repurchase agreements	1,277,783	1,480,103
Federal Home Loan Bank advances	25,000,000	35,000,000
Accrued expenses and other liabilities	2,272,553	1,278,858
Total liabilities	797,490,247	763,638,880

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized;4,959,009 and 4,959,009 shares issued and outstanding	24,795,045	24,795,045
Additional paid-in capital	16,391,043	16,309,983
Retained earnings	47,156,113	45,109,268
Accumulated other comprehensive income (loss), net	2,053,430	(349,581)
Total stockholders' equity	90,395,631	85,864,715
Total liabilities and stockholders' equity	$887,885,878	$849,503,595

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$6,494,629	$7,923,224	$20,313,095	$24,516,542
Interest on due from banks	16,871	2,772	43,151	4,070
Interest on federal funds sold	401	6,855	1,164	21,011
Interest on securities:
Taxable	1,229,204	1,010,473	3,830,104	2,809,242
Tax-exempt	201,758	31,843	443,967	109,250
Dividends and interest on all other securities	15,364	16,756	60,556	48,852
Total interest and dividend income	7,958,227	8,991,923	24,692,037	27,508,967

Interest Expense:
Interest on savings deposits	95,052	101,393	283,291	309,742
Interest on time deposits	975,014	1,070,753	2,914,970	3,480,563
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	6,479	17,170	37,524	87,859
Interest on Federal Home Loan Bank advances	337,550	429,717	1,187,642	1,275,138
Total interest expense	1,414,095	1,619,033	4,423,427	5,153,302
Net interest income	6,544,132	7,372,890	20,268,610	22,355,665
Provision for loan losses	750,000	600,000	1,950,000	2,900,000
Net interest income, after provision for loan losses	5,794,132	6,772,890	18,318,610	19,455,665

Noninterest Income:
Income from fiduciary activities	776,615	713,946	2,396,266	2,244,842
Service charges on deposit accounts	1,050,152	1,090,057	3,153,461	3,156,810
Other service charges, commissions and fees	853,989	726,866	2,531,050	2,285,238
Income from bank-owned life insurance	693,745	207,984	1,142,626	612,900
Gain on sale of available-for-sale securities, net	619,936	386,091	1,703,805	437,046
Other operating income	111,195	75,802	327,157	218,874
Total noninterest income	4,105,632	3,200,746	11,254,365	8,955,710

Noninterest Expense:
Salaries and employee benefits	5,259,880	4,834,750	15,440,042	14,360,119
Occupancy and equipment	1,110,635	1,090,300	3,273,568	3,226,185
Data processing	448,854	358,774	1,222,757	1,025,173
FDIC insurance	284,042	271,462	851,194	942,941
Customer development	189,037	223,733	595,925	663,203
Legal and audit expense	174,672	176,161	582,784	539,188
Other outside service fees	135,881	163,336	429,248	464,174
Advertising	138,733	131,340	430,345	417,874
Employee professional development	125,844	136,185	455,828	448,392
Postage and courier expense	118,179	123,365	361,490	366,649
Foreclosed assets expense	143,807	151,399	311,172	399,269
Loss on write-down/sale of foreclosed assets	99,960	368,213	736,594	825,763
Other operating expense	522,706	509,492	1,557,371	1,525,371
Total noninterest expense	8,752,230	8,538,510	26,248,318	25,204,301
Income before income taxes	1,147,534	1,435,126	3,324,657	3,207,074
Income tax expense	73,346	391,847	533,961	783,841
Net income	$1,074,188	$1,043,279	$2,790,696	$2,423,233

Basic Earnings per Share:
Average shares outstanding	4,959,009	4,957,623	4,959,009	4,950,056
Net income per share of common stock	$0.22	$0.21	$0.56	$0.49

Diluted Earnings per Share:
Average shares outstanding	4,959,009	4,957,623	4,959,009	4,950,056
Net income per share of common stock	$0.22	$0.21	$0.56	$0.49

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation
Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net income	$1,074,188	$1,043,279	$2,790,696	$2,423,233
Other comprehensive income, net of tax
Unrealized gains on securities
Unrealized holding gains arising during the period	3,882,973	971,423	5,344,731	3,987,701
Less reclassification adjustment for gains recognized in income	(619,936)	(386,091)	(1,703,805)	(437,046)
Less tax expense	(1,109,433)	(199,013)	(1,237,915)	(1,207,223)
Net unrealized gains on securities	2,153,604	386,319	2,403,011	2,343,432

Other comprehensive income	2,153,604	386,319	2,403,011	2,343,432
Comprehensive income	$3,227,792	$1,429,598	$5,193,707	$4,766,665

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

NINE MONTHS ENDED SEPTEMBER 30, 2012

Balance at beginning of period	4,959,009	$24,795,045	$16,309,983	$45,109,268	$(349,581)	$85,864,715
Net income	0	0	0	2,790,696	0	2,790,696
Other comprehensive income, net of tax	0	0	0	0	2,403,011	2,403,011
Stock compensation expense	0	0	81,060	0	0	81,060
Cash dividends ($0.15 per share)	0	0	0	(743,851)	0	(743,851)

Balance at end of period	4,959,009	$24,795,045	$16,391,043	$47,156,113	$2,053,430	$90,395,631

NINE MONTHS ENDED SEPTEMBER 30, 2011

Balance at beginning of period	4,936,989	$24,684,945	$16,026,062	$42,809,769	$(2,569,127)	$80,951,649
Net income	0	0	0	2,423,233	0	2,423,233
Other comprehensive income, net of tax	0	0	0	0	2,343,432	2,343,432
Exercise of stock options	22,020	110,100	174,105	0	0	284,205
Stock compensation expense	0	0	82,466	0	0	82,466
Cash dividends ($0.15 per share)	0	0	0	(742,563)	0	(742,563)

Balance at end of period	4,959,009	$24,795,045	$16,282,633	$44,490,439	$(225,695)	$85,342,422

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,790,696	$2,423,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,411,040	1,364,475
Provision for loan losses	1,950,000	2,900,000
Net gain on sale of available-for-sale securities	(1,703,805)	(437,046)
Net amortization of securities	1,142,043	152,189
Net (gain) loss on disposal of premises and equipment	396	(1,294)
Net loss on write-down/sale of foreclosed assets	736,594	825,763
Income from bank owned life insurance	(1,142,626)	(612,900)
Stock compensation expense	81,060	82,466
Deferred tax expense	110,235	860,930
(Increase) decrease in other assets	1,653,149	(675,180)
Increase in other liabilities	993,695	184,421
Net cash provided by operating activities	8,022,477	7,067,057

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(277,741,641)	(146,849,456)
Purchases of held-to-maturity securities	0	(2,000,000)
Proceeds from sales of restricted securities	889,100	640,300
Proceeds from maturities and calls of securities	59,843,643	97,722,651
Proceeds from sales of available-for-sale securities	147,178,925	51,405,975
Decrease in loans made to customers	53,071,871	53,208,573
Proceeds from sales of foreclosed assets	2,461,219	772,601
Purchases of bank-owned life insurance	0	(2,750,000)
Proceeds from payout on bank-owned life insurance policy	1,109,296	0
Purchases of premises and equipment	(2,226,964)	(1,822,389)
Net cash provided by (used in) investing activities	(15,414,551)	50,328,255

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	12,551,450	29,955,076
Increase in savings deposits	15,417,220	6,873,986
Increase (decrease) in time deposits	12,826,761	(25,640,915)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	2,062,241	(50,036,100)
Decrease in Federal Home Loan Bank advances	(10,000,000)	0
Proceeds from exercise of stock options	0	284,205
Cash dividends paid on common stock	(743,851)	(742,563)
Net cash provided by (used in) financing activities	32,113,821	(39,306,311)

Net increase in cash and cash equivalents	24,721,747	18,089,001
Cash and cash equivalents at beginning of period	24,854,656	28,431,149
Cash and cash equivalents at end of period	$49,576,403	$46,520,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,526,922	$5,374,688
Income tax	$600,000	$0

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$3,640,925	$3,550,655
Loans transferred to foreclosed assets	$564,480	$2,197,810

See Notes to Consolidated Financial Statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2012 and December 31, 2011, the results of operations and statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, and statements of changes in stockholders’ equity and of cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

SUBSEQUENT EVENTS
In accordance with ASC 855-10, “Subsequent Events,” the Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

The Company is expanding the building of a current branch office. The Company signed a contract with a general contractor on April 19, 2012. The contract entitles the contractor to $2.1 million for Phase I of the construction, which includes site work and construction of the building shell. The Company signed an amendment to the contract with the general contractor on October 16, 2012 for the remainder of the construction. The revised contract entitles the contractor to $12.2 million for the construction of the building. As of the writing of this quarterly report on Form 10-Q, $1.0 million had been disbursed to the contractor. The Company anticipates that the project will likely cost between $13.0 million and $15.0 million over the next one to one and a half years.

Other than those discussed above, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

Index

Note 2. Securities
Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2012
Obligations of U.S. Government agencies	$470	$4	$0	$474
Obligations of state and political subdivisions	145	1	0	146
Total	$615	$5	$0	$620

December 31, 2011
Obligations of U.S. Government agencies	$1,370	$8	$0	$1,378
Obligations of state and political subdivisions	145	3	0	148
Total	$1,515	$11	$0	$1,526

Index

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2012
Obligations of U.S. Government agencies	$30,675	$1,337	$0	$32,012
Obligations of state and political subdivisions	32,989	643	(77)	33,555
Mortgage-backed securities	241,206	4,050	0	245,256
Money market investments	1,198	0	0	1,198
Corporate bonds and other securities	400	0	(1)	399
Total	$306,468	$6,030	$(78)	$312,420

December 31, 2011
U.S. Treasury securities	$250	$0	$0	$250
Obligations of U.S. Government agencies	117,848	1,706	0	119,554
Obligations of state and political subdivisions	11,999	266	(4)	12,261
Mortgage-backed securities	102,884	396	(52)	103,228
Money market investments	1,306	0	0	1,306
Total	$234,287	$2,368	$(56)	$236,599

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

The Company has a process in place to identify debt securities that could potentially have a credit or interest-rate related impairment that is other-than-temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, and cash flow projections as indicators of credit issues. On a quarterly basis, management reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. Management considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (a) the extent and length of time the fair value has been below cost; (b) the reasons for the decline in value; (c) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (d) for fixed maturity securities, the Company’s intent to sell a security or whether it is more-likely-than-not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the Company’s ability and intent to hold the security for a period of time that allows for the recovery in value.

The Company has not recorded impairment charges on securities for the quarter or nine months ended September 30, 2012 or the year ended December 31, 2011.

TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated. The Company had no held-to-maturity securities with unrealized losses at September 30, 2012 or December 31, 2011.

	September 30, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
	Losses	Value	Losses	Value	Losses	Value	Securities
	(in thousands)
Securities Available-for-Sale
Obligations of state and political subdivisions	$77	$5,414	$0	$0	$77	$5,414	10
Corporate bonds and other securities	1	298	0	0	1	298	3
Total securities available-for-sale	$78	$5,712	$0	$0	$78	$5,712	$13

Index

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
	Losses	Value	Losses	Value	Losses	Value	Securities
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of state and political subdivisions	$4	$1,706	$0	$0	$4	$1,706	2
Mortgage-backed securities	52	29,364	0	0	52	29,364	3
Total securities available-for-sale	$56	$31,070	$0	$0	$56	$31,070	5

Certain investments within the Company’s portfolio had unrealized losses at September 30, 2012 and December 31, 2011, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2012 or December 31, 2011.

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

Note 3. Loans and the Allowance for Loan Losses
The following is a summary of the balances in each class of the Company’s loan portfolio as of the dates indicated:

	September 30,	December 31,
	2012	2011
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$74,965	$77,588
Commercial	270,772	288,108
Construction	13,789	19,981
Second mortgages	14,758	16,044
Equity lines of credit	32,288	34,220
Total mortgage loans on real estate	406,572	435,941
Commercial loans	25,800	35,015
Consumer loans	13,904	17,041
Other	17,268	32,330
Total loans	463,544	520,327
Less: Allowance for loan losses	(7,301)	(8,498)
Loans, net of allowance and deferred fees	$456,243	$511,829

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $937 thousand and $583 thousand at September 30, 2012 and December 31, 2011, respectively.

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of September 30, 2012
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$68,837	$913	$5,215	$0	$74,965
Commercial	254,391	4,844	11,537	0	270,772
Construction	10,250	386	3,153	0	13,789
Second mortgages	14,150	244	364	0	14,758
Equity lines of credit	31,492	232	564	0	32,288
Total mortgage loans on real estate	379,120	6,619	20,833	0	406,572
Commercial loans	23,623	1,136	1,041	0	25,800
Consumer loans	13,757	0	147	0	13,904
Other	17,268	0	0	0	17,268
Total	$433,768	$7,755	$22,021	$0	$463,544

Credit Quality Information
As of December 31, 2011
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$74,839	$677	$2,072	$0	$77,588
Commercial	258,610	11,803	17,695	0	288,108
Construction	19,548	396	37	0	19,981
Second mortgages	15,212	0	832	0	16,044
Equity lines of credit	33,390	182	648	0	34,220
Total mortgage loans on real estate	401,599	13,058	21,284	0	435,941
Commercial loans	29,455	4,295	1,265	0	35,015
Consumer loans	16,955	0	86	0	17,041
Other	32,330	0	0	0	32,330
Total	$480,339	$17,353	$22,635	$0	$520,327

As of September 30, 2012 and December 31, 2011 the Company did not have any loans internally classified as Loss.

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

Age Analysis of Past Due Loans as of September 30, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$3,396	$0	$831	$4,227	$70,738	$74,965	$224
Commercial	1,179	883	1,918	3,980	266,792	270,772	0
Construction	36	0	2,976	3,012	10,777	13,789	0
Second mortgages	0	0	272	272	14,486	14,758	0
Equity lines of credit	60	0	381	441	31,847	32,288	15
Total mortgage loans on real estate	4,671	883	6,378	11,932	394,640	406,572	239
Commercial loans	100	160	0	260	25,540	25,800	0
Consumer loans	202	47	15	264	13,640	13,904	15
Other	44	9	3	56	17,212	17,268	3
Total	$5,017	$1,099	$6,396	$12,512	$451,032	$463,544	$257

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

Age Analysis of Past Due Loans as of December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$75	$0	$627	$702	$76,886	$77,588	$0
Commercial	0	0	1,123	1,123	286,985	288,108	510
Construction	148	0	0	148	19,833	19,981	0
Second mortgages	104	0	469	573	15,471	16,044	0
Equity lines of credit	159	0	369	528	33,692	34,220	0
Total mortgage loans on real estate	486	0	2,588	3,074	432,867	435,941	510
Commercial loans	101	0	0	101	34,914	35,015	0
Consumer loans	58	89	2	149	16,892	17,041	2
Other	44	0	5	49	32,281	32,330	5
Total	$689	$89	$2,595	$3,373	$516,954	$520,327	$517

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

Past due loans increased $9.1 million between December 31, 2011 and September 30, 2012. Of this increase, $6.4 million was due to increases in nonaccrual loans that were also past due. Of the $9.3 million in past due nonaccrual loans at September 30, 2012, all but $502 thousand have been written down to their net realizable value. At December 31, 2011, loans past due, excluding loans on nonaccrual status, were at $1.3 million or 0.25% of total loans, the lowest year-end level since December 31, 2008. At September 30, 2012, loans past due, excluding loans on nonaccrual status, were $3.3 million or 0.71% of total loans.

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

Generally, consumer loans not secured by real estate are placed in nonaccrual status only when part of the principal has been charged off. These loans are charged off or written down to the net realizable value of the collateral when deemed uncollectible, due to bankruptcy or other factors, or when they are past due based on loan product, industry practice, terms and other factors.

When management places a loan in nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and the loan is accounted for by the cash or cost recovery method, until it qualifies for return to accrual status or is charged off. Generally, management returns a loan to accrual status if (a) all delinquent interest and principal payments become current under the terms of the loan agreement or (b) the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
(in thousands)
	September 30, 2012	December 31, 2011

Mortgage loans on real estate:
Residential 1-4 family	$3,752	$748
Commercial	3,190	6,719
Construction	3,116	0
Second mortgages	272	499
Equity lines of credit	466	368
Total mortgage loans on real estate	10,796	8,334
Commercial loans	100	129
Consumer loans	5	12
Total	$10,901	$8,475

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Interest income that would have been recorded under original loan terms	$823	$1,202
Actual interest income recorded for the period	235	515
Reduction in interest income on nonaccrual loans	$588	$687

Index

TROUBLED DEBT RESTRUCTURINGS
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. A TDR that is on nonaccrual status or is 30 days or more past due is considered to be nonperforming. Beginning with the second quarter of 2012, the Company changed its method for determining when a TDR is considered to be nonperforming. Prior to the second quarter of 2012, the Company classified TDRs as nonperforming at the time of restructure and a TDR could only be returned to performing status after considering the borrower’s sustained repayment performance in accordance with the restructured terms for a reasonable period, generally six months. Beginning with the second quarter of 2012, the Company defines a TDR as nonperforming only if the TDR is in nonaccrual status or 30 days or more past due at the report date. The reason for this change is that the Company found that some new TDRs, including those with favorable repayment performance for a reasonable period prior to the restructuring, were being classified as nonperforming solely because six months had not yet passed since the restructuring.

When the Company modifies a loan, management evaluates any possible impairment as stated in the impaired loan section below.

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Nine Months Ended September 30, 2012
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2012
Mortgage loans on real estate:
Residential 1-4 family	1	$93	$87	$72
Commercial	3	3,486	2,928	2,782
Second mortgages	1	111	145	139
Total	5	$3,690	$3,160	$2,993

Three loans in the table above were given principal reductions, with the principal forgiveness on these loans totaling $530 thousand. Three loans were given below-market rates for debt with similar risk characteristics.  One loan was given both a principal reduction and a below-market rate.

The following table presents TDRs for which there was a payment default as of September 30, 2012, where the default occurred within twelve months of restructuring.

Restructurings that Subsequently Defaulted
As of September 30, 2012
(in thousands)
Recorded Investment in Defaulting Loans
Mortgage loans on real estate:
Commercial	$253
Total	$253

IMPAIRED LOANS
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and loans modified in a TDR. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole or remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, when foreclosure is probable, instead of the discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

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

Impaired Loans by Class
(in thousands)
	As of September 30, 2012				Nine Months Ended September 30, 2012
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,062	$729	$3,276	$334	$1,809	$127
Commercial	11,495	5,124	3,488	138	10,313	211
Construction	3,834	3,117	0	0	3,404	(10)
Second mortgages	483	372	48	6	510	5
Equity lines of credit	470	109	357	145	400	1
Total mortgage loans on real estate	$20,344	$9,451	$7,169	$623	$16,436	$334
Commercial loans	119	0	100	13	106	0
Consumer loans	21	21	0	0	26	2
Total	$20,484	$9,472	$7,269	$636	$16,568	$336

Impaired Loans by Class
(in thousands)
	As of December 31, 2011				For the Year Ended December 31, 2011
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$486	$391	$91	$6	$3,753	$554
Commercial	8,263	4,734	3,371	968	8,911	456
Construction	0	0	0	0	0	0
Second mortgages	520	250	258	31	603	24
Equity lines of credit	371	369	0	0	392	21
Total mortgage loans on real estate	$9,640	$5,744	$3,720	$1,005	$13,659	$1,055
Commercial loans	142	19	110	23	130	2
Total	$9,782	$5,763	$3,830	$1,028	$13,789	$1,057

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

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At September 30, 2012 and December 31, 2011, the historical loss percentage was based on losses sustained in each segment of the portfolio over the previous eight quarters.

Management also provides an allocated component of the allowance for loans that are classified as impaired. An allocated allowance is established when the discounted value of future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan.

Based on credit risk assessments and management’s analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

The Company implemented two changes to the qualitative factors component of its allowance for loan loss in the second quarter of 2012. See the quarterly report on Form 10-Q for the second quarter of 2012, filed with the Securities and Exchange Commission on August 14, 2012 for details. The Company implemented one change to the qualitative factors component of its allowance for loan loss in the third quarter of 2012. This change was made to the allocations for the qualitative factors for changes in past due loans, nonaccrual loans and loans risk rated substandard or doubtful.  The allocation was increased to account for increases in past due and nonaccrual loans in the real estate categories, as seen in the tables above under “Age Analysis of Past Due Loans by Class.”

Index

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.3 million adequate to cover loan losses inherent in the loan portfolio at September 30, 2012.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Nine Months Ended September 30, 2012	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,011	$323	$6,735	$300	$129	$8,498
Charge-offs	(86)	(780)	(2,232)	(182)	(130)	(3,410)
Recoveries	54	0	103	55	51	263
Provision for loan losses	(374)	674	1,585	51	14	1,950
Ending balance	$605	$217	$6,191	$224	$64	$7,301
Ending balance individually evaluated for impairment	$13	$0	$623	$0	$0	$636
Ending balance collectively evaluated for impairment	592	217	5,568	224	64	6,665
Ending balance	$605	$217	$6,191	$224	$64	$7,301
Loan Balances:
Ending balance individually evaluated for impairment	$100	$3,117	$13,503	$21	$0	$16,741
Ending balance collectively evaluated for impairment	25,700	10,672	379,280	13,883	17,268	446,803
Ending balance	$25,800	$13,789	$392,783	$13,904	$17,268	$463,544

Index

For the Year Ended December 31, 2011	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$799	$441	$11,498	$357	$133	$13,228
Charge-offs	(942)	0	(7,822)	(333)	(210)	(9,307)
Recoveries	141	0	575	102	59	877
Provision for loan losses	1,013	(118)	2,484	174	147	3,700
Ending balance	$1,011	$323	$6,735	$300	$129	$8,498

Ending balance individually evaluated for impairment	$23	$0	$1,005	$0	$0	$1,028

Ending balance collectively evaluated for impairment	988	323	5,730	300	129	7,470
Ending balance	$1,011	$323	$6,735	$300	$129	$8,498
Loan Balances:

Ending balance individually evaluated for impairment	$129	$0	$9,464	$0	$0	$9,593

Ending balance collectively evaluated for impairment	34,886	19,981	406,496	17,041	32,330	510,734
Ending balance	$35,015	$19,981	$415,960	$17,041	$32,330	$520,327

CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in the Company’s accounting methodology for the allowance for loan losses in the first nine months of 2012.

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

There were no options granted in the first nine months of 2012.

On March 9, 2008, the Company’s 1998 Stock Option Plan expired. Options to purchase 156,960 shares of common stock were outstanding under the Company’s 1998 Stock Option Plan at September 30, 2012. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option activity for the nine months ended September 30, 2012 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2012	165,710	$21.64
Granted	0	0
Exercised	0	0
Canceled or expired	(8,750)	21.67
Options outstanding, September 30, 2012	156,960	$21.63	3.71	$0
Options exercisable, September 30, 2012	138,718	$21.84	3.53	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on changes in the market value of the Company’s common stock. As of September 30, 2012, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company’s common stock.

Index

No options were exercised during the nine months ended September 30, 2012.

As of September 30, 2012, there was $1 thousand of unrecognized compensation cost related to nonvested options. This cost was recognized in October 2012.

Note 5. Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended September 30,	2012	2011
	Pension Benefits
Interest cost	$72,889	$76,031
Expected return on plan assets	(82,743)	(104,964)
Loss related to early retirement plan	291,829	0
Amortization of net loss	84,330	42,585
Net periodic pension plan cost	$366,305	$13,652

Nine months ended September 30,	2012	2011
	Pension Benefits
Interest cost	$216,389	$228,095
Expected return on plan assets	(277,743)	(314,893)
Loss related to early retirement plan	291,829	0
Amortization of net loss	196,830	127,756
Net periodic pension plan cost	$427,305	$40,958

The pension was in a loss position when the plan was frozen, with the loss amortized over several years.  The Company offered an early retirement plan to certain employees in the first quarter of 2012, including to some employees who were eligible to receive pension benefits.  The remaining unamortized loss associated with these employees’ pensions was fully recognized in the third quarter of 2012, causing an additional $292 thousand in pension expense.

At September 30, 2012, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2012.

Note 6. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include an average of 162 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first nine months of 2012 because they were antidilutive.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendments do not require transition disclosures. The Company has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments in this ASU are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

Index

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets.  The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

Note 8. Fair Value Measurements
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” topics of FASB ASU 2010-06 and FASB ASU 2011-04, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company groups its financial assets and financial liabilities generally measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Index

An instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2012 Using
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
Obligations of U.S. Government agencies	$32,012	$0	$32,012	$0
Obligations of state and political subdivisions	33,555	0	33,555	0
Mortgage-backed securities	245,256	0	245,256	0
Money market investments	1,198	0	1,198	0
Corporate Bonds	399	0	399	0
Total available-for-sale securities	$312,420	$0	$312,420	$0

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Treasury securities	$250	$0	$250	$0
Obligations of U.S. Government agencies	119,554	0	119,554	0
Obligations of state and political subdivisions	12,261	0	12,261	0
Mortgage-backed securities	103,228	0	103,228	0
Money market investments	1,306	0	1,306	0
Total available-for-sale securities	$236,599	$0	$236,599	$0

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Index

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

The following table presents the assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded as of the dates indicated:

		Carrying Value at September 30, 2012 Using
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$6,633	$0	$3,604	$3,029
Foreclosed assets	$6,842	$0	$6,842	$0

		Carrying Value at December 31, 2011 Using
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$2,802	$0	$2,572	$230
Foreclosed assets	$9,390	$0	$9,390	$0

Index

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the nine months ended September 30, 2012 were as follows:

Nine months ended September 30, 2012
(in thousands)

Balance as of December 31, 2011	$230
Net (charge-offs) recoveries	(97)
Additions	2,942
Sales	0
Net payments and upgrades	(46)
Ending balance	$3,029

The following table displays quantitative information about Level 3 Fair Value Measurements as of the date indicated (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements at September 30, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Average)
Assets
Impaired Loans	$3,029	Market comparables	Selling costs	6% - 10%(6%)
		Discounted cash flows	Yield	7.75%

ASC 825, “Financial Instruments,” requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2012 and December 31, 2011, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

Index

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2012 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$49,576	$49,576	$0	$0
Securities available-for-sale	312,420	0	312,420	0
Securities held-to-maturity	615	0	620	0
Restricted securities	2,562	0	2,562	0
Loans, net of allowances for loan losses	456,243	0	455,823	3,029
Bank owned life insurance	21,627	0	21,627	0
Accrued interest receivable	2,397	0	2,397	0

Liabilities
Deposits	$731,674	$0	$733,554	$0
Overnight repurchase agreements	37,265	0	37,265	0
Term repurchase agreements	1,278	0	1,279	0
Federal Home Loan Bank advances	25,000	0	28,957	0
Accrued interest payable	473	0	473	0
		Fair Value Measurements at December 31, 2011 Using (in thousands)

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and cash equivalents	$24,855	$24,855	$0	$0
Securities available-for-sale	236,599	0	236,599	0
Securities held-to-maturity	1,515	0	1,526	0
Restricted securities	3,451	0	3,451	0
Loans, net of allowances for loan losses	511,829	0	514,875	230
Bank owned life insurance	21,593	0	21,593	0
Accrued interest receivable	2,528	0	2,528	0

Liabilities
Deposits	$690,879	$0	$692,539	$0
Overnight repurchase agreements	35,001	0	35,001	0
Term repurchase agreements	1,480	0	1,481	0
Federal Home Loan Bank advances	35,000	0	39,341	0
Accrued interest payable	577	0	577	0

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

Index

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011 follows:

	Three Months Ended September 30, 2012
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,950,468	$7,488	$1,105,705	$(1,105,434)	$7,958,227
Income from fiduciary activities	0	776,615	0	0	776,615
Other income	3,224,829	119,464	165,000	(180,276)	3,329,017
Total operating income	11,175,297	903,567	1,270,705	(1,285,710)	12,063,859

Expenses
Interest expense	1,414,414	0	1,585	(1,904)	1,414,095
Provision for loan losses	750,000	0	0	0	750,000
Salaries and employee benefits	4,600,299	531,492	128,089	0	5,259,880
Other expenses	3,356,522	243,821	72,283	(180,276)	3,492,350
Total operating expenses	10,121,235	775,313	201,957	(182,180)	10,916,325

Income before taxes	1,054,062	128,254	1,068,748	(1,103,530)	1,147,534

Income tax expense (benefit)	35,348	43,438	(5,440)	0	73,346

Net income	$1,018,714	$84,816	$1,074,188	$(1,103,530)	$1,074,188

Total assets	$883,610,555	$5,335,378	$90,524,865	$(91,584,920)	$887,885,878

	Three Months Ended September 30, 2011
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$8,980,855	$10,139	$1,134,786	$(1,133,857)	$8,991,923
Income from fiduciary activities	0	713,946	0	0	713,946
Other income	2,437,145	65,431	75,000	(90,776)	2,486,800
Total operating income	11,418,000	789,516	1,209,786	(1,224,633)	12,192,669

Expenses
Interest expense	1,619,245	0	3,089	(3,301)	1,619,033
Provision for loan losses	600,000	0	0	0	600,000
Salaries and employee benefits	4,195,687	510,582	128,481	0	4,834,750
Other expenses	3,500,412	223,337	70,787	(90,776)	3,703,760
Total operating expenses	9,915,344	733,919	202,357	(94,077)	10,757,543

Income before taxes	1,502,656	55,597	1,007,429	(1,130,556)	1,435,126

Income tax expense (benefit)	408,793	18,904	(35,850)	0	391,847

Net income	$1,093,863	$36,693	$1,043,279	$(1,130,556)	$1,043,279

Total assets	$848,274,180	$4,882,446	$85,589,149	$(86,177,039)	$852,568,736

Index

	Nine Months Ended September 30, 2012
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$24,664,745	$26,440	$2,866,213	$(2,865,361)	$24,692,037
Income from fiduciary activities	0	2,396,266	0	0	2,396,266
Other income	8,520,811	383,816	495,000	(541,528)	8,858,099
Total operating income	33,185,556	2,806,522	3,361,213	(3,406,889)	35,946,402

Expenses
Interest expense	4,424,381	0	4,719	(5,673)	4,423,427
Provision for loan losses	1,950,000	0	0	0	1,950,000
Salaries and employee benefits	13,413,051	1,632,145	394,846	0	15,440,042
Other expenses	10,445,457	728,845	175,502	(541,528)	10,808,276
Total operating expenses	30,232,889	2,360,990	575,067	(547,201)	32,621,745

Income before taxes	2,952,667	445,532	2,786,146	(2,859,688)	3,324,657

Income tax expense (benefit)	387,534	150,977	(4,550)	0	533,961

Net income	$2,565,133	$294,555	$2,790,696	$(2,859,688)	$2,790,696

Total assets	$883,610,555	$5,335,378	$90,524,865	$(91,584,920)	$887,885,878

	Nine Months Ended September 30, 2011
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$27,476,064	$30,119	$2,678,818	$(2,676,034)	$27,508,967
Income from fiduciary activities	0	2,244,842	0	0	2,244,842
Other income	6,503,875	253,421	225,000	(271,428)	6,710,868
Total operating income	33,979,939	2,528,382	2,903,818	(2,947,462)	36,464,677

Expenses
Interest expense	5,153,941	0	9,267	(9,906)	5,153,302
Provision for loan losses	2,900,000	0	0	0	2,900,000
Salaries and employee benefits	12,444,063	1,524,632	391,424	0	14,360,119
Other expenses	10,255,450	682,616	177,544	(271,428)	10,844,182
Total operating expenses	30,753,454	2,207,248	578,235	(281,334)	33,257,603

Income before taxes	3,226,485	321,134	2,325,583	(2,666,128)	3,207,074

Income tax expense (benefit)	772,305	109,186	(97,650)	0	783,841

Net income	$2,454,180	$211,948	$2,423,233	$(2,666,128)	$2,423,233

Total assets	$848,274,180	$4,882,446	$85,589,149	$(86,177,039)	$852,568,736

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2011 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

The Bank extends a line of credit to the Parent. This line of credit may be used, from time to time and among other purposes, to repurchase the Parent’s publicly traded stock. As of September 30, 2012, $124 thousand was drawn under the line of credit and $7 thousand remained available. Interest is charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%. This loan is secured by a held-to-maturity security with a book value of $145 thousand and a market value of $146 thousand at September 30, 2012. Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic and business conditions, the quality or composition of the loan or investment portfolios, including the effects of the Company’s efforts to restructure the investment portfolio, the success of the Company’s expanded product and service offerings, the size of the provision for loan losses, the adequacy of the allowance for loan losses, the level of nonperforming assets, impaired loans and charge-offs, the local real estate market, results of internal assessments and external bank regulatory examinations, the value of collateral securing loans, the value of and the Company’s ability to sell foreclosed assets, the cost to expand a current branch office and to combine two other branch offices, the adequacy of the Company’s credit quality review processes, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, Federal Deposit Insurance Corporation (FDIC) premiums and/or assessments, demand for loan and other products, deposit flows, competition, and accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or other legislation or policies of the Office of the Comptroller of the Currency (OCC), U.S. Treasury and the Federal Reserve Board.

The Company has experienced reduced earnings compared to pre-recession levels due to changes in the current economic climate. Dramatic declines in the residential and commercial real estate markets in the past few years have resulted in significant write-downs of asset values by the Company as well as by other financial institutions in the U.S. Concerns about future economic conditions and financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit and reduction of business activity.

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

Index

General
The Company is the parent company of the Bank and Trust. The Bank is a locally managed community bank serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank currently has 21 branch offices, but is in the process of combining two of its branches located in Williamsburg, which is expected to be completed in the first quarter of 2013. Trust is a wealth management services provider.

Critical Accounting Policies and Estimates
As of September 30, 2012, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2011 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses. For a discussion of the Company’s policies for calculating the allowance for loan losses, see Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

Earnings Summary
In the third quarter of 2012, net income increased slightly to $1.1 million or $0.22 per diluted share as compared to net income of $1.0 million, or $0.21 per diluted share for the third quarter of 2011. Although net income between the two quarters was very similar, the composition of income and expenses shifted considerably in certain areas. Net interest income after the provision for loan losses was down $979 thousand between the two quarters, mainly due to lower interest income on loans in 2012.  In contrast, noninterest income was up $905 thousand as a result of higher net gains on sales of available-for-sale securities and higher income from bank-owned life insurance policies in 2012.

Net income for the nine months ended September 30, 2012 was $2.8 million, or $0.56 per diluted share, an increase of $367 thousand over the same period in 2011. The increase in net income was primarily due to an increase in net gains on sales of available-for-sale securities, from $437 thousand in the nine months ended September 30, 2011 to $1.7 million in the same period in 2012.  A reduction in the provision for loan losses, from $2.9 million to $2.0 million when comparing the first nine months of 2011 and 2012, also contributed significantly to the increase in net income between the two periods.  Decreases in loans and net charge-offs between the two periods allowed management to reduce the provision.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest yield is calculated by dividing tax-equivalent net interest income by average earning assets. Although both total interest and dividend income and total interest expense decreased during the three and nine months ended September 30, 2012, as compared to the same periods in 2011, total interest and dividend income decreased more than total interest expense, causing net interest income to decrease for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011.

Net interest income, on a fully tax-equivalent basis, was $6.7 million in the third quarter of 2012, a decrease of $745 thousand from the third quarter of 2011. Net interest income, on a fully tax-equivalent basis, was $20.5 million for the first nine months of 2012, a decrease of $1.9 million from the same period in 2011.

The net interest margin for the third quarter of 2012 was 3.33%, down 54 basis points from the third quarter of 2011. The year-to-date net interest margin for 2012 was 3.47%, down 36 basis points from 3.83% for the first nine months of 2011. Until recently, the Company’s net interest margin had improved as higher-cost time deposits repriced to the current, lower market rates. While the average rate on liabilities continued to decrease, the rate of change slowed over the last year as most longer-term deposits had already repriced. In addition, the average yield on loans decreased from 5.95% for the third quarter of 2011 to 5.54% for the third quarter of 2012, as higher-yielding loans paid off or were renewed at current, lower rates. More significantly, the composition of earning assets has shifted: as average total loans have decreased from a lack of quality loan demand, a larger percent of earning assets have been invested in lower-yielding investment securities. Because investment securities typically yield less than loans, this shift to lower-yielding investment securities has negatively impacted the Company’s net interest margin in 2012.

Index

Tax-equivalent interest income decreased by $950 thousand in the third quarter of 2012 and $2.6 million in the first nine months of 2012, compared to the same periods of 2011. Average earning assets for the third quarter of 2012 increased $34.3 million and increased $8.8 million for the first nine months of 2012 compared to the same periods in 2011. Interest expense decreased for the third quarter and first nine months of 2012 as compared to those periods in 2011. The decrease in interest expense is primarily a result of the 15 basis-point and the 14 basis-point decreases in the average rate on interest-bearing liabilities in the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through September 30, 2012. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow as a high percentage of the Company’s interest-bearing liabilities have already repriced. Management also believes that the average rate on loans will continue to decline due to increased competition for loans in the Company’s markets, and as loans are renewed or refinanced at lower current market rates.

Index

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended September 30,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(in thousands)
ASSETS
Loans*	$469,487	$6,508	5.54%	$533,960	$7,940	5.95%
Investment securities:
Taxable	263,325	1,229	1.87%	201,208	1,010	2.01%
Tax-exempt*	29,382	306	4.17%	2,684	49	7.30%
Total investment securities	292,707	1,535	2.10%	203,892	1,059	2.08%
Interest-bearing due from banks	32,203	17	0.21%	4,243	3	0.28%
Federal funds sold	1,581	0	0.00%	18,863	7	0.15%
Other investments	3,757	16	1.70%	4,472	17	1.52%
Total earning assets	799,735	$8,076	4.04%	765,430	$9,026	4.72%
Allowance for loan losses	(7,378)			(10,163)
Other nonearning assets	79,293			85,484
Total assets	$871,650			$840,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,852	$1	0.03%	$10,941	$1	0.04%
Money market deposit accounts	181,677	80	0.18%	169,873	88	0.21%
Savings accounts	53,398	14	0.10%	48,473	12	0.10%
Time deposits, $100,000 or more	134,959	441	1.31%	126,433	437	1.38%
Other time deposits	174,072	534	1.23%	175,187	634	1.45%
Total time and savings deposits	555,958	1,070	0.77%	530,907	1,172	0.88%
Federal funds purchased, repurchase agreements and other borrowings	25,269	6	0.09%	33,925	17	0.20%
Federal Home Loan Bank advances	27,391	338	4.94%	35,000	430	4.91%
Total interest-bearing liabilities	608,618	1,414	0.93%	599,832	1,619	1.08%
Demand deposits	172,308			154,338
Noninterest-bearing repurchase agreements	0			0
Other liabilities	2,346			1,934
Stockholders' equity	88,378			84,647
Total liabilities and stockholders' equity	$871,650			$840,751
Net interest income/yield		$6,662	3.33%		$7,407	3.87%

Index

	For the nine months ended September 30,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$482,014	$20,363	5.63%	$552,864	$24,566	5.92%
Investment securities:
Taxable	251,878	3,830	2.03%	201,845	2,809	1.86%
Tax-exempt*	21,771	673	4.12%	3,031	166	7.30%
Total investment securities	273,649	4,503	2.19%	204,876	2,975	1.94%
Interest-bearing due from banks	29,001	43	0.20%	2,153	4	0.25%
Federal funds sold	1,755	1	0.08%	17,171	21	0.16%
Other investments	4,100	61	1.98%	4,637	49	1.41%
Total earning assets	790,519	$24,971	4.21%	781,701	$27,615	4.71%
Allowance for loan losses	(7,897)			(10,828)
Other nonearning assets	79,620			85,098
Total assets	$862,242			$855,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,617	$5	0.06%	$11,541	$5	0.06%
Money market deposit accounts	176,865	238	0.18%	169,650	268	0.21%
Savings accounts	52,476	40	0.10%	47,753	36	0.10%
Time deposits, $100,000 or more	129,353	1,271	1.31%	130,749	1,440	1.47%
Other time deposits	172,853	1,644	1.27%	179,489	2,041	1.52%
Total time and savings deposits	543,164	3,198	0.79%	539,182	3,790	0.94%

Federal funds purchased, repurchase agreements and other borrowings	29,442	37	0.17%	42,927	88	0.27%
Federal Home Loan Bank advances	32,445	1,188	4.88%	35,000	1,275	4.86%
Total interest-bearing liabilities	605,051	4,423	0.97%	617,109	5,153	1.11%
Demand deposits	167,701			142,208
Noninterest-bearing repurchase agreements	0			12,265
Other liabilities	2,133			1,703
Stockholders' equity	87,357			82,686
Total liabilities and stockholders' equity	$862,242			$855,971
Net interest income/yield		$20,548	3.47%		$22,462	3.83%

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

The provision for loan losses was $750 thousand in the third quarter of 2012, as compared to $600 thousand in the third quarter of 2011 and was $2.0 million for the first nine months of 2012, as compared to $2.9 million in the first nine months of 2011. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses. The higher provision in the third quarter of 2012 as compared to the third quarter of 2011 was due to increased net charge-offs. The lower provision for the first nine months of 2012, as compared to the provision for the first nine months of 2011, was due to a reduction in total loans from $527.0 million at September 30, 2011 to $463.5 million at September 30, 2012 and a reduction in year-to-date net charge-offs.

Net loans charged off were $1.1 million for the third quarter of 2012 as compared to $822 thousand for the third quarter of 2011. For the first nine months of 2012, net loans charged off were $3.1 million, or $3.2 million less than net loans charged off in the first nine months of 2011. On an annualized basis, net loan charge-offs were 0.91% of total loans for the first nine months of 2012 compared with 1.61% for the same period in 2011. Net loans charged off for the first nine months of 2012 were relatively low as compared to net charge-offs of the past few years. Management anticipates that net charge-offs for the fourth quarter of 2012 will be below the elevated level of net charge-offs that occurred in 2010 and 2011 due to stabilization of the economy and housing prices.

Index

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and foreclosed assets. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for an explanation of these categories. Foreclosed assets consist of real estate from foreclosures on loan collateral. The majority of the loans 90 days or more past due but still accruing interest are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time. In the case of TDRs, the restructuring may be to modify to an unsecured loan (e.g., a short sale) that the borrower can afford to repay. In these circumstances, the entire balance of the loan would be specifically allocated for, unless the present value of expected future cash flows was more than the current balance on the loan. It would not be charged off if the loan documentation supports the borrower’s ability to repay the modified loan.

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	September 30,	December 31,	Increase
	2012	2011	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$100	$129	$(29)
Real estate-construction	3,116	0	3,116
Real estate-mortgage (1)	7,680	8,334	(654)
Consumer loans	5	12	(7)
Total nonaccrual loans	$10,901	$8,475	$2,426
Loans past due 90 days or more and accruing interest
Real estate-mortgage (1)	$239	$510	(271)
Consumer loans	15	2	13
Other	3	5	(2)
Total loans past due 90 days or more and accruing interest	$257	$517	$(260)
Restructured loans
Real estate-mortgage (1)	$6,905	$4,326	$2,579
Consumer loans	17	18	(1)
Total restructured loans	$6,922	$4,344	$2,578
Less nonaccrual restructured loans (included above)	1,118	2,756	(1,638)
Less restructured loans currently in compliance (2)	5,551	1,588	3,963
Net nonperforming, accruing restructured loans	$253	$0	$253

Foreclosed assets	$6,842	$9,390	$(2,548)

Total nonperforming assets	$18,253	$18,382	$(129)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) As of December 31, 2011, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2012 were $18.3 million, $129 thousand lower than nonperforming assets as of December 31, 2011. The nonperforming assets category of nonaccrual loans increased $2.4 million while foreclosed assets decreased by $2.5 million, when comparing the balances as of September 30, 2012 to December 31, 2011.

The majority of the balance of nonaccrual loans at September 30, 2012 was related to a few large credit relationships. Of the $10.9 million of nonaccrual loans at September 30, 2012, $8.8 million or approximately 80.73% was comprised of four credit relationships: $2.9 million, $2.9 million, $1.9 million, and $1.1 million. One of the credit relationships of $2.9 million was the majority of the increase in real estate construction loans in nonaccrual between December 31, 2011 and September 30, 2012. The loans that make up the nonaccrual balance have been written down to their net realizable value, or the Company is in the process of obtaining new appraisals to determine if any charge-offs need to be recorded during the fourth quarter of 2012 for such loans. As shown in the table above, the majority of the nonaccrual loans were collateralized by real estate at September 30, 2012 and December 31, 2011. The increase in troubled debts restructured between December 31, 2011 and September 30, 2012 was due to the Company’s efforts to modify problem credits to assist borrowers and return the loans to performing status. This is evident from the net nonperforming, accruing restructured loans in the table above, which increased only $253 thousand between the two periods.

Past due loans at September 30, 2012 appear elevated when compared to past due loans at December 31, 2011. However, the historically low levels of past due loans seen at December 31, 2011 are difficult to maintain, and at September 30, 2012 past dues excluding nonaccrual loans were still within acceptable levels at $3.3 million or 0.71% of total loans.

Index

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

As of September 30, 2012, the allowance for loan losses was 40.00% of nonperforming assets and 63.98% of nonperforming loans. The allowance for loan losses as a percentage of nonperforming assets and nonperforming loans has decreased between September 30, 2012 and December 31, 2011 due to improved credit quality, as indicated in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q. Note 3 shows that loans rated OAEM decreased $9.6 million between the two periods. The definition of nonperforming loans is nonperforming assets less foreclosed assets. The allowance for loan losses was 1.58% of total loans on September 30, 2012 and 1.63% of total loans on December 31, 2011.

Allowance for Loan Losses
The allowance for loan losses is based on several components. Historical loss is one of these components. Historical loss is based on the Company’s loss experience during the past eight quarters, which management believes reflects the risk related to each segment of loans in the current economic environment. The historical loss component of the allowance amounted to $5.3 million and $5.6 million as of September 30, 2012 and December 31, 2011, respectively. This decrease is due to lower charge-offs for the first nine months of 2012 as compared to the level of charge-offs in certain quarters included in past historical loss periods. The Company uses a rolling eight-quarter average to calculate the historical loss component of the allowance, so higher charge-offs in the first nine months of 2010 are no longer included in the calculation as of September 30, 2012, which has caused the historical loss component to decrease.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2012 and December 31, 2011, the impaired loan component of the allowance for loan losses amounted to $636 thousand and $1.0 million, respectively. As shown in the impaired loan tables in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the recorded investment in impaired loans at September 30, 2012 was $16.7 million, compared to a recorded investment in impaired loans at December 31, 2011 of $9.6 million. The impaired loan component of the allowance declined by $364 thousand, when comparing the component’s balance as of September 30, 2012 to its balance as of December 31, 2011. Even though the recorded investment in impaired loans increased, the total amount of the impairment associated with those loans decreased, therefore a smaller allocation was appropriate.

Index

The final component of the allowance consists of qualitative factors and includes items such as the economy, growth trends, loan concentrations, changes in certain loans and legal and regulatory changes. The qualitative component of the allowance amounted to $1.4 million and $1.9 million as of September 30, 2012 and December 31, 2011, respectively. The major reason for the $500 thousand reduction in this component is due to management’s reduced the allocation for the qualitative factors for economic conditions and collateral-dependent loans during the quarter ended June 30, 2012 as detailed in Note 3 of the Notes to the Consolidated Financial Statements included in the June 30, 2012 quarterly report on Form 10-Q. These reduced allocations during the second quarter of 2012 were partially offset by management’s increase during the third quarter of 2012 in the allocation for the qualitative factors for changes in past due loans, nonaccrual loans and loans risk rated substandard or doubtful, as discussed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

As a result of management’s analysis, the Company added, through the provision, $750 thousand and $2.0 million to the allowance for loan losses in the three and nine months ended September 30, 2012, respectively. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. Past due loans at September 30, 2012 appear elevated when compared to past due loans at December 31, 2011. However, the historically low levels of past due loans seen at December 31, 2011 are difficult to maintain, and at September 30, 2012 past dues excluding nonaccrual loans were still within acceptable levels at $3.3 million or 0.71% of total loans. The Company will continue to monitor the loan portfolio and levels of nonperforming loans closely and make changes to the allowance for loan losses when management concludes such changes are necessary.

Noninterest Income
In the third quarter and the first nine months of 2012, noninterest income increased $905 thousand and $2.3 million, respectively, when compared to the same periods in 2011. All categories of noninterest income except service charges on deposit accounts increased in both the three and nine month comparisons between 2011 and 2012.  The largest increases were in income from bank-owned life insurance and net gains on the sale of available-for-sale securities. Income from bank-owned life insurance was significantly impacted by the receipt of $475 thousand in proceeds from the death benefit on an insured former officer. Net gains on available-for-sale securities increased due to a restructuring of the investment portfolio.  During 2012, the Company sold government agency securities and low yielding mortgage-backed securities and reinvested the proceeds in higher-yield mortgage-backed securities and municipal bonds. These investment transactions improved the portfolio’s cash flows and increased the yields, while only marginally increasing the duration of the portfolio.

Noninterest income improved in other areas as well, including the categories of income from fiduciary activities and other service charges, commissions and fees. Income from fiduciary activities increased $63 thousand for the third quarter of 2012 and $151 thousand for the first nine months of 2012, as compared to the same periods in 2011. During the past year, Trust opened new accounts and expanded service offerings to existing customers, including an improved 401(k) product. A portion of the increase in income from fiduciary activities was from a nonrecurring event related to a new customer, but management anticipates that income from fiduciary activities will continue to increase due to sales efforts for the 401(k) daily valuation product. Other service charges, commissions and fees grew $127 thousand and $246 thousand for the third quarter and first nine months of 2012, respectively, over the same periods in 2011. The increases in other service charges, commissions and fees were due to increased revenues from merchant processing services and investment brokerage services. The Company has been focusing on diversifying noninterest income in response to declining interest income and regulatory restrictions on some sources of noninterest income.

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

Index

Noninterest Expense
The Company’s noninterest expense increased by $214 thousand in the third quarter of 2012 as compared to the third quarter of 2011 and increased $1.0 million when comparing the first nine months of 2012 to the same period of 2011. These increases were mainly due to growth in salaries and employee benefits, which was impacted by several management decisions made during the first nine months of 2012. In 2012, the Company made early retirement offers to eligible employees and initiated a reduction in work force program to eliminate positions that had become unnecessary due to improvements in technology and efficiencies. Both the early retirement offer and the reduction in work force program provided severance packages to employees, which increased salaries and employee benefits expense in 2012, but will decrease such expenses in future years. Salaries and employee benefits expense was also impacted by the filling of several higher-paid positions in 2011 and 2012. Many of these newly-hired employees are in the Company’s private banking, corporate banking and commercial lending areas and were hired to increase small business lending, treasury services, and lending in areas other than commercial real estate as part of management’s focus on increasing loans and noninterest income.

A smaller increase in noninterest expense was also seen in the category of data processing for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Data processing expenses increased as the Company added new services at both the Bank and Trust.

The increase in noninterest expense for the three and nine months ended September 30, 2012 was partially offset by decreases in expenses related to foreclosed assets.  On a combined basis, losses on write-downs/sales of foreclosed assets and foreclosed assets expense decreased $276 thousand and $177 thousand for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011. These expenses have declined as the Company has worked successfully to sell these assets. Between September 30, 2011 and September 30, 2012, foreclosed assets decreased $4.2 million, or 38.01%, causing foreclosed asset expenses to decline accordingly.

Balance Sheet Review
Assets as of September 30, 2012 were $887.9 million, an increase of $38.4 million or 4.52%, compared to assets as of December 31, 2011. This growth in assets has been driven by increased deposits, particularly low-cost deposits, which increased $28.0 million between December 31, 2011 and September 30, 2012. As quality loan demand has decreased in recent years, the Company has been investing excess funds in securities that can be readily liquidated when loan demand recovers. Between December 31, 2011 and September 30, 2012, cash and cash equivalents and securities available for sale increased $100.5 million or 38.46%.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of September 30, 2012.

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

For the purposes of this discussion, a “subprime loan” is defined as a loan to a borrower having a credit score of 660 or below. The majority of the Company’s subprime loans are to customers in the Company’s local market area. The following table details the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end loans and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Index

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of September 30, 2012
(dollars in thousands)

	Amount	Percent
Subprime	$19,640	19.3%
Non-subprime	82,023	80.7%
	$101,663	100.0%

Total loans	$463,544
Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.24%

In addition to the subprime loans secured by real estate discussed above, as of September 30, 2012, the Company had an additional $2.0 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company’s total subprime loans as of September 30, 2012 were $21.6 million, amounting to 4.67% of the Company’s total loans at September 30, 2012.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first nine months of 2012 were $862.2 million compared to $856.0 million for the first nine months of 2011. The increase in average assets for the first nine months of 2012 as compared to average assets for the first nine months of 2011 was due mainly to the increase in average investment securities of $68.8 million, due to the current economic environment, lack of quality loan demand and growth of low cost deposits, as well as the increase in average interest-bearing due from banks of $26.8 million.  This increase in average assets was partially offset by the decrease in average loans of $70.9 million and federal funds sold of $15.4 million.

Total available-for-sale and held-to-maturity securities at September 30, 2012 was $313.0 million, an increase of 31.46% from $238.1 million at December 31, 2011. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

At September 30, 2012, total deposits were $40.8 million higher than total deposits at December 31, 2011. The Company has focused on building customer relationships, which generated growth in all balance sheet deposit categories during the first nine months of 2012. A portion of the growth in noninterest-bearing and savings deposits was due to the sale of high-quality treasury services, such as positive pay and online payables. Customers pay for these services either with compensating deposit balances or with fees which flow to noninterest income. As seen by the growth in deposits, these efforts are working.

Capital Resources
Total stockholders’ equity as of September 30, 2012 was $90.4 million, up $4.5 million or 5.28% from $85.9 million at December 31, 2011. Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at September 30, 2012. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company’s capital position remains strong.

	2012
	Regulatory	September 30, 2012
	Minimums
Tier 1	4.00%	15.89%
Total Capital	8.00%	17.14%
Tier 1 Leverage	4.00%	10.14%

Index

Book value per share was $18.23 at September 30, 2012 up from $17.21 at September 30, 2011. Cash dividends were $248 thousand or $0.05 per share in the third quarter of 2012 the third quarter of 2011. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the third quarter of 2012, the Company had $240.1 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines with correspondent banks. As of the end of the third quarter of 2012, the Company had $43.0 million available in federal funds lines to handle any short-term borrowing needs.

Although the Company remains very liquid, one potential source of liquidity utilized by the Company has become more limited. In 2010, the FHLB instituted more stringent requirements for securing advances. The FHLB is now applying a discount rate to loans used as collateral to simulate the falling value of properties securing those loans. Even with these additional collateral requirements, the Company still has more than sufficient collateral to pledge against outstanding FHLB advances. In the third quarter of 2012, a $10 million FHLB advance matured. Due to the Company’s significant liquidity, management chose not to replace the advance.

Other than the more stringent requirements for the FHLB advances, management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of September 30, 2012, the Company’s unpledged, available-for-sale securities totaled $245.7 million. The Company’s primary external source of liquidity is advances from the FHLB.

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

The Company has plans to expand the building of a current branch office. The contract for this expansion was amended on October 16, 2012. See the subsequent events disclosure in Note 1 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

As of September 30, 2012, other than those disclosed above, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2011 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2012, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2011 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2012. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At September 30, 2012, non-maturing deposit liabilities totaled $424.0 million or 57.94% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to assess the impact on the Company’s earnings at September 30, 2012. The rate shock model reveals that a 50 basis point decrease in rates would cause an approximate 0.41% annual decrease in net interest income. The rate shock model reveals that a 50 basis point rise in rates would cause an approximate 0.82% annual increase in net interest income and that a 100 basis point rise in rates would cause an approximate 2.08% increase in net interest income.

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

Index

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended September 30, 2012, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended September 30, 2012, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Index

Item 5. Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated March 8, 2011 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 10, 2011)

10.6	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to Form 10-Q filed August 14, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2012), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 14, 2012	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	/s/Laurie D. Grabo
Laurie D. Grabo
Chairman, President & Chief Executive Officer
(Principal Executive Officer)