Form 10-K
period 2012-12-31
OLD POINT FINANCIAL CORP
filed 2013-03-29
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Yes ☐  No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2012 was $34,127,207 based on the closing sales price on the NASDAQ Capital Market of $10.80.

There were 4,959,009 shares of common stock outstanding as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 28, 2013, are incorporated by reference in Part III of this report.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2012, the Bank had 21 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and business customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2012, the Company had assets of $907.5 million, loans of $471.1 million, deposits of $753.8 million, and stockholders' equity of $89.3 million. At year-end, the Company and its subsidiaries had a total of 319 employees, 18 of whom were part-time.

MARKET AREA AND COMPETITION

The Company’s market area is located in Hampton Roads. Situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor, the Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau’s 2010 census. Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. An integrated transportation network of interstate highways, air, rail and sea services provide excellent access between the communities of this region and the markets of the world.

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

The Hampton Roads MSA is the third largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). The Company’s market area is serviced by 78 banks, savings institutions and credit unions. In addition, branches of virtually every major brokerage house serve the Company’s market area.

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

Index

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

There is strong competition for customers because community banks typically rely on their local branch and office networks. This is particularly true in the current competitive market with the recent upheaval in the financial services industry. Community banks are well positioned to reclaim business lost to larger banks because banking is a relationship business, where character and creditworthiness both count. A community bank takes more personalized care of its customers because customers are more than just a number to it. This is especially important to consumers now, at a time when the level of trust in larger, more complex institutions is low.

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

Concurrently, the Company continues to build a stronger presence in the business banking market, where greater opportunities for fee-based revenues and cross-selling exist. Small businesses create two thirds or more of all net new jobs, according to the US Department of Labor, and as such, are an extremely valuable resource. In 2009, the Company expanded its treasury services offerings by adding a Corporate Banking group and expanding its product offerings to match those offered by larger institutions. This expansion continued throughout 2011 and 2012 with an aim towards growth and relationship development. Through these business banking capabilities, the Company is able to service a highly lucrative market that offers the opportunities to identify new revenue streams and cross sell additional products.

Personal assets held by non-banks are difficult to track at a local level, so research relies on deposits reported by governmental agencies to measure market share. As of June 30, 2012, the Company held eleventh place with 2.3% market share of all Hampton Roads deposits, as compared to 3.13% market share, or eighth place, as of June 30, 2011. Overall deposit growth remains consistent including the geographically smaller markets as well. In Hampton, the Company retains first place and continues to gain momentum with 35.2% market share and deposit growth totaling over $25 million, as compared to 34.6% market share as of June 30, 2011. Market share also increased in Newport News, with deposits rising by over $12 million over the previous year and in Isle of Wight, with deposits increasing by almost $1.5 million. Though deposits grew in James City by almost 9% ($1.8 million), market share decreased to 2.4% from 2.6% in 2011.

Between 2011 and 2012, while deposits dropped in Norfolk and Chesapeake, deposits increased in Virginia Beach. Norfolk deposits fell by approximately 4% (just under $3 million) and in Chesapeake by about 14% ($3.7 million), but Virginia Beach deposits grew by 12% ($3.7 million). Combined with heightened marketing efforts, the staff in the Company’s newer locations continues to work diligently to increase the Company’s name recognition in their respective regions of the Hampton Roads MSA.

The Company also faces competitive pressure from credit unions. The three largest credit unions headquartered in the Hampton Roads MSA are Chartway Federal Credit Union, Langley Federal Credit Union, and Bay Port Credit Union with deposits totaling approximately $1.74 billion, $1.47 billion and $1.08 billion, respectively. Though Chartway posted a negative 0.86% growth rate, Langley and Bayport each posted growth rate of approximately 5% from 2011 to 2012.

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

General. The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous new laws and regulations that apply to financial institutions. The most significant of these new laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), adopted on July 21, 2010 to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Company is experiencing a period of rapidly changing regulatory requirements. These regulatory changes could have a significant impact on how the Company conducts its business. The full extent of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be determined and will depend to a large extent on the many specific regulations that the Dodd-Frank Act requires to be adopted in the coming months and years.

As a public company, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), which include, but are not limited to, the filing of annual, quarterly and other reports with the SEC. The Company is also required to comply with other laws and regulations of the SEC applicable to public companies.

The Company is also a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System (the FRB). Generally, a bank holding company is required to obtain the approval of the FRB before acquiring a controlling interest in a bank or engaging in an activity considered to be a non-banking activity, either directly or through a subsidiary. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the Comptroller). The prior approval of the Comptroller or other appropriate bank regulatory authority is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (the CRA) and fair housing initiatives, and the effectiveness of the subject organizations in combating money laundering activities. Each depositor’s account with the Bank is insured by the FDIC to the maximum amount permitted by law. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by federal banking law.

As a non-depository national banking association, Trust is subject to regulation, supervision and regular examination by the Comptroller. Trust’s exercise of fiduciary powers must comply with Regulation 9 promulgated by the Comptroller and with Virginia law.

The regulations of the FRB, the Comptroller and the FDIC govern most aspects of the Company’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company’s business is particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Index

The Bank Holding Company Act. As a bank holding company, the Company is subject to the supervision of the FRB. A bank holding company is required to obtain the approval of the FRB before making certain acquisitions or engaging in certain activities. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

A bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5 percent of the voting shares of such bank. The approval of the FRB is also required for the merger or consolidation of bank holding companies.

The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The Company is required to file periodic reports with the FRB and provide any additional information the FRB may require. The FRB also has the authority to examine the Company and its subsidiaries, as well as any arrangements between the Company and its subsidiaries, with the cost of any such examinations to be borne by the Company.

Banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of a bank and its subsidiaries with its affiliates does not exceed 10 percent of the capital stock and surplus of the bank on a per affiliate basis or 20 percent of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. In particular, a bank and its subsidiaries generally may not purchase a low-quality asset (as defined in the Federal Reserve Act) from an affiliate. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Additionally, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

A bank holding company is prohibited from engaging in or acquiring, either directly or indirectly through a subsidiary, ownership or control of more than 5 percent of the voting shares of any company engaged in non-banking activities. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the FRB has determined by regulation or order are so closely related to banking as to be a proper incident to banking. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that outweigh possible adverse effects.

The Dodd-Frank Act. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Company and the Bank. Provisions that significantly affect the business of the Company and the Bank include the following:

•
Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•
Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Index

•
Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the CFPB), which is discussed in more detail below.

•
Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the FRB adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the FRB’s regulations that set maximum interchange fees, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•
Impose comprehensive regulation of the over-the-counter derivatives market subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage”, subject to certain restrictions.

•	Implement corporate governance revisions that apply to all public companies not just financial institutions.

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

Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are also discussed below as appropriate.

Incentive Compensation. The FRB, the Comptroller and the FDIC have issued regulatory guidance (the Incentive Compensation Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization's supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution. The SEC and the federal bank regulatory agencies proposed such regulations in March 2011, which may become effective before the end of 2013. If the regulations are adopted as proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives only if the Company’s total consolidated assets reach or exceed $1 billion. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance.

Index

Capital Requirements. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and the Basel III Capital Accords. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings by the regulatory agencies and are counted as a percentage of their book value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” in Item 7 of this report on Form 10-K.

Under the FDICIA, there are five capital categories applicable to bank holding companies and insured institutions, each with specific regulatory consequences. If the appropriate federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The FRB and the Comptroller have issued regulations to implement these provisions. Under these regulations, the categories are:

a. Well Capitalized — the institution exceeds the required minimum level for each relevant capital measure. A well-capitalized institution is one (i) having a Risk-based Capital Ratio of 10 percent or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 6 percent or greater, (iii) having a Leverage Ratio of 5 percent or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

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

Index

Basel III Capital Framework. In June 2012, the federal bank regulatory agencies proposed (i) rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision, and (ii) rules for calculating risk-weighted assets. The federal bank regulatory agencies have delayed the implementation of Basel III and the new risk-weighted assets calculations to consider comments received on the proposed rules. The timing for the agencies’ publication of revised proposed rules regarding, or final rules to implement, Basel III and the new risk-weighted assets calculations is uncertain.

Basel III, when implemented by the federal banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III capital framework, among other things, is anticipated to (i) introduce as a new capital measure "Common Equity Tier 1" (CET1), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations.

When fully phased in, Basel III would require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III will also provide for a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III capital framework is also expected to provide for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 are currently expected to be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer is expected to begin at 0.625% and be phased in over a four-year period (increasing by that amount each year until it reaches 2.5%).

In connection with proposing rules to adopt the Basel III capital framework, the federal banking agencies also proposed revisions to the general rules for calculating a banking organization’s total risk-weighted assets (the denominator for risk-based capital ratios) (such revisions, the Standardized Approach). If adopted as proposed, the Standardized Approach would modify the risk-weightings that are applied to many classes of assets held by community banks, including, importantly, the application of higher risk-weightings to certain “higher risk” mortgage loans and commercial real estate loans that are frequently held in a community bank’s loan portfolio.

The regulations ultimately applicable to the Company may be substantially different from the Basel III proposed rules that were issued in June 2012. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC. In July 2010, the Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage to $250,000 per depositor, but did not change FDIC deposit insurance coverage for retirement accounts, which remains $250,000 per depositor.

Index

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

The DIF is funded by assessments on banks and other depository institutions. As required by the Dodd-Frank Act, in 2011 the FDIC approved a final rule that changed the assessment base for DIF assessments from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital). In addition, also as required by the Dodd-Frank Act, the FDIC has adopted a new large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF, and established a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provided for a lower rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent.

An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates range from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (SOX) enacted major reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Exchange Act, including the Company. SOX creates increased responsibility for chief executive officers and chief financial officers with respect to the content of filings with the SEC. Section 404 of SOX and related SEC rules focused increased scrutiny by internal and external auditors on the Company’s systems of internal controls over financial reporting, to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Financial Holding Company Status. As provided by the Gramm-Leach-Bliley Act of 1999 (the GLBA), a bank holding company may become eligible to engage in activities that are financial in nature or incident or complementary to financial activities by qualifying as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA (discussed below). In addition, the bank holding company must file with the FRB a declaration of its intention to become a financial holding company. While the Company satisfies these requirements, the Company has elected for various reasons not to be treated as a financial holding company under the GLBA. Additionally, the qualification as a financial holding company by other bank holding companies has not had a material impact on the Company’s or the Bank’s business.

Confidentiality and Required Disclosures of Consumer Information. The Company is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The GLBA and certain new regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Index

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (FBI) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the Treasury and contact the FBI. The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, these laws and programs do not materially affect the Bank’s products, services or other business activities.

Community Reinvestment Act. The Company is subject to the requirements of the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are currently evaluated as part of the examination process. These efforts also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, establishes the CFPB’s power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act and the Real Estate Settlement Procedures Act).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Company cannot be forecast.

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with $10 billion or less in total consolidated assets, the federal banking agencies, including the Comptroller, emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential impact of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Company and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes.

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

Index

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

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on the Company’s business, financial condition and liquidity. Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ in 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

In addition, the possibility that certain European Union (EU) member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company’s profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company’s control, including competition; federal economic, monetary and fiscal policies; and economic conditions. Changes in interest rates affect operating performance and financial condition. The Company tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s net interest margin and, in turn, its profitability. In addition, the FRB’s Federal Open Market Committee has stated that it will keep the federal funds target rate at 0%-0.25% until economic and labor conditions (as indicated by the unemployment rate) improve, which is currently expected to be until 2015. Even though such a continuance of accommodative monetary policy could allow the Company to continue to reprice fixed-rate deposits at lower rates, sustained low interest rates could put further pressure on the yields generated by the Company’s loan portfolio and on the Company’s net interest margin. At December 31, 2012, based on scheduled maturities only, the Company’s balance sheet was liability sensitive at the one year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment.

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

Continued declines in loans outstanding could have a material adverse impact on the Company’s operating results and financial condition. If quality loan demand does not increase and the Company’s loan portfolio continues to decline, the Company expects that excess liquidity will continue to be invested in marketable securities. Because loans typically yield higher returns than the Company’s investment portfolio, a continued shift towards investments in the Company’s asset mix would likely result in a continued overall reduction in net interest income and the net interest margin. The principal source of earnings for the Company is net interest income, and as discussed above, the Company’s net interest margin is a major determinant of the Company’s profitability. The effects of a reduction in net interest income and the net interest margin may be exacerbated by the intense competition for quality loans in the Company’s primary service area and by rate reductions on loans currently held in the portfolio. As a result, a continued reduction in loans could have a material adverse effect on the Company’s operating results and financial condition.

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

The Company’s profitability depends significantly on local economic conditions and the effects of the federal government’s sequestration spending cuts may negatively affect the local economy. The Company’s success depends primarily on the general economic conditions of the markets the Company operates in. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Hampton Roads MSA. The local economic conditions in this area have a significant impact on the demand for loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Company’s control could impact these local economic conditions. In addition, the federal government’s automatic reductions in both defense and non-defense spending beginning in March 2012 (through a process commonly known as sequestration) are expected to reduce the level of government spending and may change government contracting policies. Hampton Roads is home to one of the largest military installations in the world and one of the largest concentrations of Department of Defense personnel in the United States. Expected federal government spending cuts as a result of the sequestration could have a severe negative impact on the unemployment rate and business development activities in the Company’s primary service area. The relatively stagnant general economic conditions and the current challenging economic environment have negatively effected the financial results of the Company’s operations. This impact could worsen as a result of the expected impacts of the sequestration.

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

Index

In recent years, the market value of real estate has declined and has been unable to materially recover, leaving the Company with certain loans that are under-collateralized. Some of these loans have become troubled and have been foreclosed upon, and the Company was unable to realize the expected value of the collateral. Due to these events, the Company has established a valuation reserve for foreclosed assets, which negatively affects the Company’s earnings in periods in which a provision is added to the valuation reserve.

In addition, the decline in real estate values and recent inability to materially recover has caused and could continue to cause the Company to experience losses when selling foreclosed property. These factors have had an adverse affect on operating results.

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

The Company may be adversely affected by changes in government monetary policy. As a bank holding company, the Company’s business is affected by the monetary policies established by the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the FRB may utilize techniques such as the following:

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

The Dodd-Frank Act has increased the Company’s regulatory compliance burden and associated costs, placed restrictions on certain products and services and limited its future capital raising strategies. A wide range of regulatory initiatives directed at the financial services industry has been proposed in recent years. One of those initiatives, the Dodd-Frank Act, was enacted in 2010 and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank. Since its enactment, the Dodd-Frank Act has increased the Company’s regulatory compliance burden and its continuing implementation will likely continue to increase the Company’s regulatory compliance burden and may have a material adverse effect on the Company, by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and related regulatory rulemaking processes on the Company’s and the Bank’s business, financial condition or results of operations.

One of the Dodd-Frank Act’s significant regulatory changes is the creation of the CFPB, a financial consumer protection agency that has the authority to impose new regulations and include its examiners in routine regulatory examinations conducted by the Comptroller. The CFPB may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Company and the Bank. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the CFPB generally has jurisdiction over banks with $10 billion or more in assets, rules, regulations and policies issued by the CFPB may also apply to the Company, the Bank and/or Trust through the adoption of such policies and best practices by the FRB, Comptroller and FDIC. The full costs and limitations related to this additional regulatory agency and the limitations and restrictions that may be placed upon the Company with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may have a material impact on the Company’s business, financial condition and results of operations.

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

The Basel III capital framework could require higher levels of capital and liquid assets, which could adversely affect the Company’s net income and return on equity. The Basel III capital framework, when implemented by the U.S. banking agencies and fully phased-in, would represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. The proposed Basel III capital framework and related changes to the standardized calculations of risk-weighted assets are complex and would create enormous compliance burdens, especially for community banks. These proposed regulations would require bank holding companies and their subsidiaries, such as the Company and the Bank, to maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations. For example, the Basel III framework would require unrealized gains and losses to flow through to common equity tier 1 capital, which would create significant, and to some extent unpredictable, volatility in regulatory capital levels and calculations and cause banks to adopt significantly more conservative capital management strategies. The proposals would require all banks to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and would likely increase dramatically risk-weighted assets at many banking organizations as a result of applying higher risk-weightings to many types of loans and securities. As a result, banks may be forced to sell certain portions of their residential mortgage portfolios and limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio.

If the proposed changes to bank capital levels and the calculation of risk-weighted assets are implemented without change, many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. The regulations ultimately applicable to the Company may be substantially different from the proposed rules to implement the Basel III capital framework and revised calculations of risk-weighted assets. However, the final regulations may have a detrimental effect on the Company’s net income and return on equity and limit the products and services it provides to its customers.

The repeal of federal prohibitions on payment of interest on demand deposits could increase interest expense. As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on commercial demand deposit accounts was repealed. As a result, beginning in 2011, financial institutions could begin offering interest on demand deposits. Although the Company cannot be certain what interest rates other institutions may offer, the Company expects the impact of offering interest on demand deposits to remain minimal as long as the low interest rate environment continues. When interest rates begin to increase, however, the Company’s interest expense may increase and the net interest margin may decline, which could adversely affect the Company’s business, financial condition and results of operations.

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

Index

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including the Bank. This special assessment was imposed due to the need to replenish the DIF, as a result of increased bank failures and expected future bank failures. In addition, the FDIC required regulated institutions to prepay their fourth quarter 2009, and estimates of their 2010, 2011 and 2012 assessments in December 2009. Any similar, additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse effect on the Company’s financial condition and results of operations.

In 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. A depository institution’s deposit insurance assessment is now calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits. These changes did not increase the Company’s FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank’s asset size increases or the FDIC takes other actions to replenish the DIF, the Bank’s FDIC insurance premiums could increase.

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

System failures, interruptions or breaches of security could adversely impact the Company’s business operations and financial condition. Communications and information systems are essential to the conduct of the Company’s businesses, as such systems are used to manage customer relationships, general ledger, deposits and loans. While the Company has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. Additionally, the Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. In addition, any compromise of the security systems could deter customers from using the Bank’s website and online banking service, both of which involve the transmission of confidential information. Although the Company and the Bank rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect the systems from compromises or breaches of security, which would adversely affect the Company’s results of operations and financial condition.

Index

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

The occurrence of any systems failure, interruption or breach of security could expose the Company to risks of data loss or data misuse, could damage the Company’s reputation and result in a loss of customers and business, could subject it to additional regulatory scrutiny or could expose it to civil litigation, possible financial liability and costly response measures. Any of these occurrences could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company may need to raise additional capital in the future and such capital may not be available when needed or at all. The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of the Company’s control, and the Company’s financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve Bank’s discount window.

The Company cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the bank or counterparties participating in the capital markets, or a downgrade of the parent company or the bank’s ratings, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company’s liquidity business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Index

Item 2. Properties

As of December 31, 2012, the Company owned the main office (which includes a branch) located in Hampton, Virginia, five office buildings and 16 branches. All of these are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Company under an agreement that expires in June 2017. Two of the remaining three branches are leased from unrelated parties. The Crown Center branch is leased from Crown Center Associates, LLC, which is indirectly owned by Michael Glasser, a member of the Company’s Board of Directors. These three branch leases have renewal options that expire anywhere within two to eight years from December 31, 2012.

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

Item 4. Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

	Served in	Principal
Name (Age)	Current Position	Occupation During
And Present Position	Since	Past Five Years

Robert F. Shuford, Sr. (75)	1965	Banker
Chairman, President & Chief Executive Officer
Old Point Financial Corporation

Louis G. Morris (58)	1988	Banker
Executive Vice President & Secretary/Bank
Old Point Financial Corporation

Laurie D. Grabow (55)	1999	Banker
Chief Financial Officer & Senior Vice President/Finance
Old Point Financial Corporation

Eugene M. Jordan, II (58)	2003	Banker
Executive Vice President/Trust
Old Point Financial Corporation

Robert F. Shuford, Jr. (48)	2003	Banker
Senior Vice President/Operations
Old Point Financial Corporation

Melissa L. Burroughs (48)	2007	Banker
Senior Vice President/Corporate Lending
Old Point Financial Corporation

Joseph R. Witt (52)	2008	Banker
Senior Vice President/Corporate Banking/Human Resources
Old Point Financial Corporation

Index

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of February 28, 2013 was 1,243. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $12.15. The range of high and low sale prices and dividends paid per share of the Company's common stock for each quarter during 2012 and 2011 is presented in Item 7 of this report on Form 10-K under “Capital Resources” and is incorporated herein by reference. Additional information related to funds available for dividend declaration can be found in Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company’s common stock under this plan during 2012. There is currently no stated expiration date for this program.

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. No such repurchases occurred during 2012.

Index

Item 6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2012	2011	2010	2009	2008
	(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$32,580	$36,251	$40,890	$41,682	$46,501
Interest expense	5,774	6,715	9,982	14,323	19,006
Net interest income	26,806	29,536	30,908	27,359	27,495
Provision for loan losses	2,400	3,700	8,800	6,875	2,400
Net interest income after provision for loan losses	24,406	25,836	22,108	20,484	25,095
Net gains (losses) on available-for-sale securities	2,313	787	541	290	(47)
Noninterest income	12,646	11,409	12,098	12,324	12,769
Noninterest expenses	34,183	33,679	33,051	31,205	28,376
Income before income taxes	5,182	4,353	1,696	1,893	9,441
Income tax expense	995	1,063	149	211	2,651
Net income	$4,187	$3,290	$1,547	$1,682	$6,790

FINANCIAL CONDITION

Total assets	$907,499	$849,504	$886,842	$921,422	$834,965
Total deposits	753,816	690,879	679,214	662,502	646,524
Total loans	471,133	520,327	586,619	635,242	637,452
Stockholders' equity	89,300	85,865	80,952	81,608	82,898
Average assets	869,436	853,849	924,709	868,082	832,533
Average equity	87,912	83,322	82,513	82,772	82,195

PERTINENT RATIOS

Return on average assets	0.48%	0.39%	0.17%	0.19%	0.82%
Return on average equity	4.76%	3.95%	1.87%	2.03%	8.26%
Dividends paid as a percent of net income	23.67%	30.12%	79.64%	137.16%	47.66%
Average equity as a percent of average assets	10.11%	9.76%	8.92%	9.54%	9.87%

PER SHARE DATA

Basic earnings per share	$0.84	$0.66	$0.31	$0.34	$1.39
Diluted earnings per share	0.84	0.66	0.31	0.34	1.38
Cash dividends declared	0.20	0.20	0.25	0.47	0.66
Book value	18.01	17.31	16.40	16.60	16.90

GROWTH RATES

Year-end assets	6.83%	-4.21%	-3.75%	10.35%	1.51%
Year-end deposits	9.11%	1.72%	2.52%	2.47%	8.45%
Year-end loans	-9.45%	-11.30%	-7.65%	-0.35%	6.75%
Year-end equity	4.00%	6.07%	-0.80%	-1.56%	4.00%
Average assets	1.83%	-7.66%	6.52%	4.27%	0.95%
Average equity	5.51%	0.98%	-0.31%	0.70%	6.09%
Net income	27.26%	112.67%	-8.03%	-75.23%	-14.79%
Cash dividends declared	0.00%	-20.00%	-46.81%	-28.79%	8.20%
Book value	4.04%	5.55%	-1.20%	-1.78%	4.06%

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, the net interest margin, liquidity, the loan portfolio and expected trends in the quality of the loan portfolio, the allowance and provision for loan losses, the securities portfolio, interest rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, noninterest expense (and components of noninterest expense), lease expense, the cost of expanding a current office building, noninterest income (and components of noninterest income), income taxes, intentions regarding the Company’s FHLB advance, expected impact of efforts to restructure the balance sheet, expected yields on the loan and securities portfolios, market risk, business and growth strategies, investment strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the effects of the sequestration on the Company’s service area, the quality or composition of the loan or investment portfolios, the effects of management’s investment strategy, the adequacy of the Company’s credit quality review processes, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, FDIC premiums and/or assessments, penalties paid if the Company were to prepay its FHLB advance, demand for loan products, levels of noninterest income and expense, deposit flows, competition, adequacy of the allowance for loan losses and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Comptroller, U.S. Treasury and the Federal Reserve Board.

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

Index

Management Initiatives in 2012
In 2012, management intended to improve asset quality, grow the loan portfolio, expand the Company’s fee based revenue and concentrate on improving Company efficiency. Management succeeded in three of the four initiatives. Management was able to improve asset quality as is evident by a $4.9 million reduction in net charge-offs when comparing charge-offs for 2012 to those of 2011, and a $2.8 million reduction in foreclosed assets at December 31, 2012 as compared to December 31, 2011. In addition, there was an $11.0 million reduction in risk rated loans in the Other Assets Especially Mentioned and Substandard categories when comparing December 31, 2012 to December 31, 2011. Details of the improvement of asset quality can be found in Note 4 of the Notes to Consolidated Financial Statements included in item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K. In addition, fee based revenue was higher for the year ended December 31, 2012 as compared to 2011. To improve efficiency, the Company reduced total employees from 334 on December 31, 2011 to 319 on December 31, 2012 by attrition and an early retirement program. Although the retirement program increased expense in 2012, the program is expected to result in reduced salary expense beginning in 2013.

As in 2010 and in 2011, loan growth did not occur in 2012. Management believes that the decline in the loan portfolio in 2012 was the result of several factors, including an attractive refinance market, efforts by management to improve asset quality, and the continued reduced level of quality loan demand in the Company’s primary service area. In 2012, management focused on slowing the decline in certain real estate mortgage loans by working with Old Point Mortgage, LLC, to refinance existing loans to keep them in the Company’s portfolio and where possible to add loans to the Company’s portfolio by refinancing loans originally made by other lenders. If the Company’s loan portfolio continues to decline, the Company expects that excess liquidity will continue to be invested in marketable securities, which would likely result in a continued overall reduction in net interest income and the net interest margin, because loans typically yield higher returns than the Company’s investment portfolio.

Primary Financial Data for 2012
The Company earned $4.2 million in 2012, as compared to net income of $3.3 million in 2011, an increase of $897 thousand or 27.26%. The increase in net income was due to an increase in realized gains on available-for-sale securities, from $787 thousand in 2011 to $2.3 million in 2012. A $1.3 million reduction in the provision for loan losses when comparing 2011 and 2012 also contributed to the increase in net income. Decreases in loans and charge-offs between the two periods allowed management to reduce the provision for loan losses in 2012. Net loans charged off for the year ended December 31, 2012 were 57.60% lower than net charge-offs for the year ended December 31, 2011.

Assets as of December 31, 2012 were $907.5 million, an increase of $58.0 million or 6.83% compared to assets as of December 31, 2011. This growth in assets was driven by increased deposits; low-cost deposits in particular grew $49.0 million. As quality loan demand has decreased in recent years, the Company has invested excess funds in securities that can be readily liquidated when loan demand recovers. Between December 31, 2011 and December 31, 2012, securities available-for-sale and cash and cash equivalents increased $110.3 million.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting which require: (i) that losses be accrued when they are probable of occurring and estimable, (ii) that losses be accrued based on the differences between the loan balances and the value of collateral, present value of future cash flows or values that are observable in the secondary market and (iii) that adequate documentation exist to support the allowance for loan losses estimate.

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

While management uses the best information available to establish the allowance for loan losses, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Income Taxes
The Company recognizes expense for federal income and state bank franchise taxes payable as well as deferred federal income taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the Consolidated Financial Statements. Income and franchise tax returns are subject to audit by the Internal Revenue Service (IRS) and state taxing authorities. Income and franchise tax expense for current and prior periods is subject to adjustment based on the outcome of such audits. The Company believes it has adequately provided for all taxes payable.

Earnings Summary
Net income was $4.2 million, or $0.84 per diluted share, in 2012 compared to $3.3 million, or $0.66 per diluted share, in 2011. During 2012, the Company decreased its loan loss provision to $2.4 million as compared to $3.7 million in 2011. The decrease to the loan loss provision was mainly a result of the reduction in nonperforming assets. Another benefit from the improvement in nonperforming assets during 2012 was the reduction of foreclosed assets expenses which decreased $97 thousand when comparing 2012 to 2011. In addition, loss on write-down/sale of foreclosed assets in 2012 decreased by $636 thousand compared to 2011.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax-equivalent basis, was $27.2 million in 2012, down $2.5 million from 2011 and down $3.9 million from 2010. The net interest margin was 3.40% in 2012 as compared to 3.81% in 2011 and 3.63% in 2010.

When comparing 2012 to 2011, the following changes were noted. Tax equivalent interest income decreased $3.4 million, or 9.37%. Average earning assets increased $21.5 million, or 2.76%. Total average loans decreased $66.3 million, or 12.18%, while average investment securities increased $81.6 million, or 39.44%. The yield on earning assets decreased by 55 basis points due to decreasing yields in the loan portfolio. The Company’s securities portfolio increased in 2012 as demand for the Company’s loan products dropped and the Company invested excess funds in securities. The Company intends to continue investing excess funds in securities until quality loan demand increases. Management expects that the Company’s loan yields will continue to decline, due to intense competition for quality loans and rate reductions on loans currently held in the portfolio. To partially offset this anticipated decline in loan yields, management has placed an increased focus on prudently increasing the yields on the Company’s securities portfolio. Because loans typically yield higher returns than the Company’s securities portfolio, however, a continued shift in the Company’s asset mix towards investment securities would likely result in a continued overall reduction in net interest income and the net interest margin.

Interest expense decreased $941 thousand, or 14.01% in 2012 as compared to 2011, while average interest-bearing liabilities decreased $13.3 million, or 2.14%. The cost of interest-bearing liabilities decreased 13 basis points due to the low interest rate environment. Management expects that the reduction of the Company’s interest expense will continue to slow in the future, because the majority of the higher cost time deposits have repriced to current, lower market rates.

Index

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I
AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2012			2011			2010
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS

Loans	$478,220	$26,565	5.55%	$544,523	$32,176	5.91%	$621,550	$37,142	5.98%
Investment securities:
Taxable	263,532	5,238	1.99%	203,198	3,884	1.91%	186,992	3,419	1.83%
Tax-exempt	25,053	1,032	4.12%	3,763	238	6.32%	5,579	406	7.28%
Total investment securities	288,585	6,270	2.17%	206,961	4,122	1.99%	192,571	3,825	1.99%
Interest-bearing due from banks	28,460	56	0.20%	9,819	22	0.22%	1,156	3	0.26%
Federal funds sold	1,780	2	0.11%	13,622	21	0.15%	35,608	75	0.21%
Other investments	3,967	100	2.52%	4,599	62	1.35%	4,939	44	0.89%
Total earning assets	801,012	32,993	4.12%	779,524	36,403	4.67%	855,824	41,089	4.80%
Reserve for loan losses	(7,771)			(10,349)			(11,064)
	793,241			769,175			844,760

Cash and due from banks	8,589			13,227			12,486
Bank premises and equipment, net	30,728			29,896			30,051
Other assets	36,878			41,551			37,412

Total assets	$869,436			$853,849			$924,709

LIABILITIES AND STOCKHOLDERS' EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$11,600	$7	0.06%	$11,512	$7	0.06%	$11,031	$7	0.06%
Money market deposit accounts	180,106	322	0.18%	169,951	352	0.21%	159,934	359	0.22%
Savings accounts	53,054	53	0.10%	48,252	49	0.10%	45,281	47	0.10%
Time deposits, $100,000 or more	131,020	1,613	1.23%	126,711	1,862	1.47%	182,983	2,647	1.45%
Other time deposits	172,230	2,238	1.30%	180,162	2,634	1.46%	161,399	3,977	2.46%

Total time and savings deposits	548,010	4,233	0.77%	536,588	4,904	0.91%	560,628	7,037	1.26%
Federal funds purchased, repurchase agreements and other borrowings	29,917	45	0.15%	50,196	106	0.21%	104,859	545	0.52%
Federal Home Loan Bank advances	30,574	1,496	4.89%	35,000	1,705	4.87%	47,620	2,400	5.04%

Total interest-bearing liabilities	608,501	5,774	0.95%	621,784	6,715	1.08%	713,107	9,982	1.40%
Demand deposits	170,792			147,069			126,829
Other liabilities	2,231			1,674			2,260

Total liabilities	781,524			770,527			842,196
Stockholders' equity	87,912			83,322			82,513

Total liabilities and stockholders' equity	$869,436			$853,849			$924,709

Net interest margin		$27,219	3.40%		$29,688	3.81%		$31,107	3.63%

* Computed on a fully taxable equivalent basis using a 34% rate.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities and changes in interest rates.

Index

	TABLE II
	VOLUME AND RATE ANALYSIS*
	(in thousands)

	2012 vs. 2011			2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:			Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$(3,918)	$(1,693)	$(5,611)	$(4,603)	$(363)	$(4,966)	$(727)	$(299)	$(1,026)
Investment securities:
Taxable	1,153	201	1,354	296	169	465	1,496	(643)	853
Tax-exempt	1,347	(553)	794	(132)	(36)	(168)	(413)	4	(409)
Total investment securities	2,500	(352)	2,148	164	133	297	1,083	(639)	444

Federal funds sold	(18)	(1)	(19)	(46)	(8)	(54)	22	(1)	21
Other investments **	105	(33)	72	64	(27)	37	(270)	(104)	(374)
Total earning assets	(1,331)	(2,079)	(3,410)	(4,421)	(265)	(4,686)	108	(1,043)	(935)

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts	0	0	0	0	0	0	1	(1)	0
Money market deposit accounts	21	(51)	(30)	22	(29)	(7)	51	7	58
Savings accounts	5	(1)	4	3	(1)	2	5	(11)	(6)
Time deposits, $100,000 or more	63	(312)	(249)	(814)	29	(785)	(4)	(1,092)	(1,096)
Other time deposits	(116)	(280)	(396)	462	(1,805)	(1,343)	335	(2,566)	(2,231)
Total time and savings deposits	(27)	(644)	(671)	(327)	(1,806)	(2,133)	388	(3,663)	(3,275)
Federal funds purchased, repurchase agreements and other borrowings	(43)	(18)	(61)	(284)	(155)	(439)	184	(205)	(21)
Federal Home Loan Bank advances	(216)	7	(209)	(636)	(59)	(695)	(979)	(66)	(1,045)
Total interest-bearing liabilities	(286)	(655)	(941)	(1,247)	(2,020)	(3,267)	(407)	(3,934)	(4,341)

Change in net interest income	$(1,045)	$(1,424)	$(2,469)	$(3,174)	$1,755	$(1,419)	$515	$2,891	$3,406

* Computed on a fully tax-equivalent basis using a 34% rate.
** Other investments include interest-bearing balances due from banks.

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2012. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2012 non-maturing deposit liabilities totaled $268.3 million, or 46.48%, of total interest-bearing deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability-sensitive position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive at the one-year timeframe as of December 31, 2012.

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

TABLE III
INTEREST SENSITIVITY ANALYSIS

As of December 31, 2012	Within	4-12	1-5	Over 5
(in thousands)	3 Months	Months	Years	Years	Total

Uses of funds
Interest-bearing due from banks	$24,732	$0	$0	$0	24,732
Federal funds sold	1,603	0	0	0	1,603
Taxable investments	541	170	32,883	259,062	292,656
Tax-exempt investments	191	202	171	36,806	37,370
Total federal funds sold and investment securities	27,067	372	33,054	295,868	356,361

Loans
Commercial	$2,078	$8,147	$8,852	$6,264	$25,341
Consumer	1,261	1,348	7,025	3,512	13,146
Real estate	49,248	56,156	212,860	92,263	410,527
Other	17,557	94	1,669	2,799	22,119
Total loans	70,144	65,745	230,406	104,838	471,133
Total earning assets	$97,211	$66,117	$263,460	$400,706	$827,494

Sources of funds
Interest-bearing transaction accounts	$14,049	$0	$0	$0	$14,049
Money market deposit accounts	197,954	0	0	0	197,954
Savings accounts	56,250	0	0	0	56,250
Time deposits $100,000 or more	25,668	33,034	78,907	0	137,609
Other time deposits	21,934	48,629	100,651	0	171,214
Overnight repurchase agreements	35,946	0	0	0	35,946
Term repurchase agreements	410	870	0	0	1,280
FHLB advances	25,000	0	0	0	25,000
Total interest bearing liabilities	$377,211	$82,533	$179,558	$0	$639,302

Rate sensitivity GAP	$(280,000)	$(16,416)	$83,902	$400,706	$188,192

Cumulative GAP	$(280,000)	$(296,416)	$(212,514)	$188,192

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a “static” test to measure the effects of changes in interest rates on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the shock by repricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to estimate the impact on the Company’s net interest income. The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2012, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates. Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Index

Estimated Changes in Net Interest Income
(dollars in thousands)
As of December 31, 2012
Changes in Net Interest Income
Change in interest Rates	Amount	Percent
Up 4.00%	$1,258	4.80%
Up 3.00%	$1,067	4.07%
Up 2.00%	$807	3.08%
Up 1.00%	$482	1.84%
Up 0.50%	$194	0.95%
No change	$0	0.00%

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

The provision for loan losses was $2.4 million for the year ended December 31, 2012 as compared to $3.7 million for 2011. Loans that were charged off during 2012 totaled $4.0 million compared to $9.3 million in 2011. Recoveries amounted to $395 thousand in 2012 and $877 thousand in 2011. The Company’s net loans charged off to year-end loans were 0.76% in 2012 as compared to 1.62% in 2011. The allowance for loan losses, as a percentage of year-end loans, was 1.55% in 2012 and 1.63% in 2011. Net loan charge-offs for 2012 were lower than in 2011 but were higher than charge-offs in years prior to the economic downturn. Management believes that net loan charge-offs will be lower in the immediate future than what has been experienced in past several years but will more than likely continue to be at above-normal levels until the economy is well into recovery. Management is aware that the impending sequestration will likely have an impact on military and other defense spending and could have a dramatic negative effect on the local economy. Reduced spending could cause higher unemployment, which would more than likely cause an increase in nonperforming assets as individuals struggle to make loan payments. Increased nonperforming assets would cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision.

Management contributed $2.4 million to the allowance for loan losses through the provision, or $1.2 million less than net charge-offs during the year ended December 31, 2012. This decision was based on management’s evaluation of loan losses in the loan portfolio, which is discussed below. The provision for loan losses is an expense that is based on management’s estimate of credit losses that are probable of being sustained in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision. Management’s evaluation identified improvement in the credit quality of the Company’s loan portfolio. This improvement supported the decrease in the provision for loan losses and the allowance for loan losses as a percent of total loans when comparing the year ended December 31, 2012 to 2011. Management believes that smaller contributions to the provision for loan losses, relative to 2011 and 2010 contributions, will continue if current economic conditions remain stable or improve. If the sequestration has the expected consequences, higher contributions may be necessary.

Index

Noninterest Income
Noninterest income increased $2.8 million or 22.65% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. All categories of noninterest income except service charges on deposit accounts increased in 2012. The largest increases were in income from bank-owned life insurance and realized gains on the sale of investment securities. Income from bank-owned life insurance was significantly impacted by the receipt in 2012 of $475 thousand in proceeds from the death benefit on an insured former officer. Gains on investment securities increased due to a restructuring of the investment portfolio. During 2012, the Company sold government agency securities and reinvested the proceeds in mortgage-backed securities. In addition to providing an enhancement to noninterest income in the current year, these investment transactions improved the portfolio’s cash flows and yields, while only marginally increasing its duration.

Other service charges, commissions and fees also increased, growing $345 thousand for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Revenues from merchant processing services and investment brokerage services were the main cause of this increase. Another increase was seen in income from fiduciary activities, which increased $212 thousand from 2011 to 2012 as Trust brought several new accounts under management. The Company has been focusing on diversifying noninterest income in response to declining interest income and new regulatory restrictions on some sources of noninterest income.

The portions of the Dodd-Frank Act that have been implemented have increased, and the Company expects the Dodd-Frank Act when fully implemented to increase, government regulation of consumer financial products and services, including fees generated on consumer financial transactions. Although the impact of the Dodd-Frank Act and regulations promulgated thereunder is not yet fully known, the Company expects that this additional regulation of consumer financial products, services and transactions may materially impact the Company’s ability to generate future noninterest income.

Noninterest Expenses
The Company’s noninterest expense increased $504 thousand for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was due to growth in data processing expenses and salaries and employee benefits, both of which were affected by the Company’s strategic initiatives. Salaries and employee benefits increased $1.2 million, or 6.28% when comparing 2012 to 2011, of which $630 thousand was due to an early retirement program offered to eligible employees in 2012. The Company also initiated a reduction in work force program to eliminate positions that had become unnecessary due to improvements in technology and efficiencies. In addition, management continues to expand the corporate banking line of business and focus on increasing loans and noninterest income. New positions were added to focus on small business lending, treasury services, and lending in areas other than commercial real estate. To assist with this, new services, such as positive pay and online payables, were offered in 2012, increasing data processing expense.

The increases in 2012 as compared to 2011 in salaries and employee benefits and in data processing expenses were partially offset by decreases in expenses related to foreclosed assets. Compared to the year ended December 31, 2011, foreclosed losses and expenses on a combined basis decreased $733 thousand during the year ended December 31, 2012. These expenses have declined as the Company has worked successfully to sell foreclosed assets. Between December 31, 2011 and December 31, 2012, foreclosed assets decreased $2.8 million, or 29.99%, causing related expenses to decline as well.

Other decreases to noninterest expense, when comparing the year ended December 31, 2012 to 2011, were seen in the areas of customer development and FDIC insurance expenses. The reduction in FDIC insurance was partially due to changes in the method for calculating this expense which were effective April 1, 2011. Customer development expenses declined for the year ended December 31, 2012 when compared to the year ended December 31, 2011, as the Company changed its marketing strategy to handle more projects internally rather than outsourcing. One additional staff member was added to the marketing department to help effect this change, with the increase in marketing staff expense more than offset by the cost savings.

In this current economic environment, management continues to be aware of the need to improve net income. During 2011 and 2012, management implemented several cost cutting measures. These cost cutting measures can be seen in the lower expenses for customer development, other outside service fees and postage expense. The early retirement offer and the reduction in work force program, which eliminated positions, will lower salaries and employee benefits costs beginning in 2013. The Company will continue to focus on improving operating efficiency and monitoring noninterest expenses.

Index

Balance Sheet Review
At December 31, 2012, the Company had total assets of $907.5 million, an increase of $58.0 million, or 6.83%, compared to assets as of December 31, 2011. This growth in assets was driven by increased deposits; low-cost deposits in particular grew $49.0 million. As quality loan demand has decreased in recent years, the Company is investing excess funds in securities that can be readily liquidated when loan demand recovers. Between December 31, 2011 and December 31, 2012, securities available-for-sale and cash and cash equivalents increased $110.3 million.

The Company’s holdings of Alternative A-paper, or “Alt-A”, type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of December 31, 2012.

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

The following table details, as of December 31, 2012, the Company’s loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of December 31, 2012
(dollars in thousands)

	Amount	Percent
Subprime	$18,966	18.5%
Non-subprime	83,706	81.5%
	$102,672	100.0%

Total loans	$471,133
Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.03%

In addition to the subprime loans secured by real estate discussed above, as of December 31, 2012, the Company had an additional $1.9 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company’s total subprime loans as of December 31, 2012 were $20.9 million, amounting to 4.43% of the Company’s total loans at December 31, 2012.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Investment Portfolio
Total available-for-sale and held-to-maturity securities at December 31, 2012 were $330.0 million, an increase of $91.9 million or 38.60% from $238.1 million on December 31, 2011. As quality loan demand has decreased in recent years, management has invested excess funds in securities that can be readily liquidated when loan demand recovers. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

Beginning in 2011 and continuing during 2012, management re-evaluated its investment strategy in response to several factors. Management wanted to improve the consistency of cash flows provided by the investment portfolio, which would improve the Company’s liquidity position. Securities issued by government agencies are typically structured so that investors receive the principal portion of the cash flow (i.e., all principal and interest on the security) at either the call or maturity date. In contrast, investments in mortgage-backed securities guaranteed by government-sponsored enterprises provide investors with a continuous cash flow stream in the form of periodic principal and interest payments. During 2012, the Company substantially increased its investments in mortgage-backed securities that are guaranteed by government-sponsored enterprises. The cash flow provided by these mortgage-backed securities will provide the Company with liquidity to fund loans when quality loan demand improves. Also, at the time the securities were purchased, mortgage-backed securities provided a higher yield for the same estimated duration of the security as compared to securities issued by government agencies. Finally, management has increased its investment in obligations of states and political subdivisions, as these securities tend to bear a higher yield than securities issued by government agencies. Although obligations of states and political subdivisions typically have a longer duration than alternative investments, management believes that it is maintaining appropriate levels of interest-rate risk in the securities portfolio. Management will continue to review its strategy as the economic and interest-rate environments continue to change.

Index

The following table sets forth a summary of the investment portfolio:

TABLE IV
INVESTMENT PORTFOLIO

As of December 31,	2012	2011	2010
	(dollars in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$0	$250	$600
Obligations of U.S. Government agencies	37,088	119,554	200,121
Obligations of state and political subdivisions	43,774	12,261	3,172
Mortgage-backed securities	247,355	103,228	382
Money market investments	541	1,306	1,817
Corporate bonds	698	0	0
	$329,456	$236,599	$206,092
Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$570	$1,370	$1,670
Obligations of state and political subdivisions	0	145	282
	$570	$1,515	$1,952
Restricted securities:
Federal Home Loan Bank stock	$2,393	$3,282	$4,151
Federal Reserve Bank stock	169	169	169
	$2,562	$3,451	$4,320

Total	$332,588	$241,565	$212,364

Index

The following table summarizes the contractual maturity of the investment portfolio and their weighted average yields as of December 31, 2012:

	1 year	1-5	5-10	Over 10
	or less	years	years	years	Total
	(dollars in thousands)
Obligations of U.S. Government agencies	$270	$32,285	$5,103	$0	$37,658
Weighted average yield	1.06%	2.00%	1.87%	0.00%	1.97%

Obligations of state and political subdivisions	$393	$8,211	$21,815	$13,355	$43,774
Weighted average yield	2.73%	2.53%	2.63%	3.11%	2.76%

Mortgage-backed securities	$0	$0	$0	$247,355	$247,355
Weighted average yield	0.00%	0.00%	0.00%	2.09%	2.09%

Money market investments	$541	$0	$0	$0	$541
Weighted average yield	0.02%	0.00%	0.00%	0.00%	0.02%

Corporate bonds	$0	$598	$100	$0	$698
Weighted average yield	0.00%	1.10%	1.03%	0.00%	1.09%

Federal Home Loan Bank stock - restricted	$0	$0	$0	$2,393	$2,393
Weighted average yield	0.00%	0.00%	0.00%	2.43%	2.43%

Federal Reserve Bank stock - restricted	$0	$0	$0	$169	$169
Weighted average yield	0.00%	0.00%	0.00%	6.00%	6.00%

Total securities	$1,204	$41,094	$27,018	$263,272	$332,588
Weighted average yield	1.14%	2.09%	2.48%	2.15%	2.17%

The table above is based on maturity. Therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $247.4 million in mortgage-backed securities as of December 31, 2012 was 6.96 years. Yields are calculated on a fully tax-equivalent basis using a 34% rate.

Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2008 through 2012:

TABLE V
LOAN PORTFOLIO

As of December 31,	2012	2011	2010	2009	2008
	(in thousands)
Commercial	$25,341	$35,015	$36,053	$60,353	$70,353
Real estate-construction	12,005	19,981	19,206	30,696	60,604
Real estate-mortgage	398,522	415,960	489,190	506,196	460,235
Consumer	13,146	17,041	24,389	33,371	40,789
Other	22,119	32,330	17,781	4,626	5,471

Total	$471,133	$520,327	$586,619	$635,242	$637,452

Index

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of December 31, 2012, the loan portfolio decreased by $49.2 million, or 9.45% as compared to December 31, 2011. Although this decrease is substantial, it is a less significant decrease than the $66.3 million, or 11.30% decline when comparing the loan portfolio as of December 31, 2011 to the loan portfolio as of December 31, 2010. The reason for the reduction in the decline is partially due to improvement in asset quality and lower charge-offs the year ended December 31, 2012 as compared to 2011. In addition, management focused on building customer awareness in areas of the Company’s market where the newest branches are located.

These decrease in the loan portfolio were principally due to higher than normal amortization of loans in 2011 and in 2012 due to an attractive refinance market; closer management of revolving credits; purposeful exiting of troubled credits; partial charge-offs of some larger troubled loans to properly account for reasonable collateral value; regularly scheduled payments exceeding loan demand from qualified borrowers; and reduced quality loan demand in the Company’s markets. In 2012, management made a concerted effort to slow the decline in the 1 to 4 family and equity line loan classes of the real estate-mortgage segment by working with Old Point Mortgage, LLC, to refinance loans.

These factors may continue to impact the Company’s loan portfolio, and accordingly its net interest income and net interest margin, until economic conditions and real estate markets improve.

The maturity distribution and rate sensitivity of certain categories of the Company's loan portfolio at December 31, 2012 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2012	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial	$9,392	$9,159	$6,790	$25,341
Real estate - construction	9,461	2,280	264	12,005
Total	$18,853	$11,439	$7,054	$37,346

Loans due after 1 year with:
Fixed interest rate		$9,500	$6,123	$15,623
Variable interest rate		1,939	931	2,870
Total		$11,439	$7,054	$18,493

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and foreclosed assets (real estate from foreclosures of loan collateral). Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties. During the year ended December 31, 2012, the Company had six restructured loans. All have been performing according to their modified terms.

As of December 31, 2012, nonperforming assets totaled $17.7 million, down from $18.4 million at year-end 2011. The December 2012 total consisted of $6.6 million of foreclosed assets, $447 thousand in loans still accruing interest but past due 90 days or more and $10.6 million in nonaccrual loans. Of the $10.6 million in nonaccrual loans, $10.5 million were secured by real estate. All of the nonaccrual loans are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for impairment. If the loan is considered impaired, then the Company records a charge-off based on the value of the collateral or the loan’s expected future cash flows. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans increased to $17.6 million as of December 31, 2012 from $9.6 million as of December 31, 2011 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K. The majority of these loans were collateralized. There are two primary reasons for the $8.0 million increase in impaired loans from 2011 to 2012. First, troubled debt restructurings (TDRs) increased by $4.5 million between December 31, 2011 and 2012. Once a loan is classified as a TDR it is generally considered impaired for its remaining life, unless the collateral value is deemed sufficient. Second, two large loans totaling $5.7 million were placed on nonaccrual during 2012. Both loans are collateralized by real estate and have been charged down to their net realizable value.

Index

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and foreclosed assets:

TABLE VII
NONPERFORMING ASSETS

As of December 31,	2012	2011	2010	2009	2008
	(in thousands)

Nonaccrual loans
Commercial	$97	$129	$178	$255	$219
Real estate-construction	3,065	0	37	524	370
Real estate-mortgage (1)	7,470	8,334	20,550	4,109	337
Consumer	0	12	116	29	119
Total nonaccrual loans	$10,632	$8,475	$20,881	$4,917	$1,045

Loans past due 90 days or more and accruing interest
Commercial	$25	$0	$0	$40	$66
Real estate-construction	0	0	16	0	375
Real estate-mortgage	408	510	33	228	2,744
Consumer	11	2	23	117	335
Other	3	5	1	4	9
Total loans past due 90 days or more and accruing interest	$447	$517	$73	$389	$3,529

Restructured loans
Real estate-construction	$0	$0	$0	$0	$6,594
Real estate-mortgage (1)	8,810	4,326	1,639	2,480	0
Consumer	16	18	0	0	0
Total restructued loans	$8,826	$4,344	$1,639	$2,480	$6,594
Less nonaccrual restructured loans (included above)	1,908	2,756	0	0	0
Less restructured loans in compliance (2)	6,918	1,588	0	2,480	0
Net nonperforming restructured loans	$0	$0	$1,639	$0	$6,594

Foreclosed assets
Construction, land development, and other land	$3,804	$3,969	$4,074	$5,149	$100
1-4 family residential properties	676	3,650	2,807	544	2,301
Multifamily (5 or more) residential properties	0	0	1,155	0	0
Nonfarm nonresidential properties	2,094	1,771	3,412	1,930	1,350
	$6,574	$9,390	$11,448	$7,623	$3,751

Total nonperforming assets	$17,653	$18,382	$34,041	$12,929	$14,919

Interest income that would have been recorded under original loan terms on nonaccrual loans included above	$673	$1,353	$1,507	$442	$244

Interest income recorded for the period on nonaccrual loans included above	$121	$506	$790	$440	$185

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit
(2) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

Index

As shown in the table above, as of December 31, 2012 compared to December 31, 2011, the nonaccrual loan category increased by $2.2 million and the 90-day past due and still accruing interest category decreased by $70 thousand. The reason for the increase in the nonaccrual category is that two loans totaling $5.7 million were place in nonaccrual status in 2012. Both loans are secured by real estate and have been charged down to their net realizable value. The table also shows that the majority of the nonaccrual loans were collateralized by real estate at December 31, 2012.

Management believes the Company has an excellent credit quality review process in place to identify problem loans quickly. As seen by the reduction in foreclosed property and the reduction in risk rated loans, the quality of the Company’s loan portfolio has improved. For a detailed discussion of the Company’s nonperforming assets, refer to Note 4 and Note 5 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

Management remains cautious about the future and is well aware that if the economy does not continue to improve, nonperforming assets could increase in future periods. As the Company experienced in 2011, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

The Allowance for Loan Losses
The allowance for loan losses is based on several components. In evaluating the adequacy of the allowance, each segment of the loan portfolio is divided into several pools of loans:

1.	Specific identification (regardless of risk rating)
2.	Pool–substandard
3.	Pool–other assets especially mentioned (OAEM) (rated just above substandard)
4.	Pool–pass loans (all other rated loans)

Historical loss rates, adjusted for the current environment, are applied to the above four pools of loans for each segment of the loan portfolio, except for certain doubtful and substandard loans which have losses specifically calculated on an individual loan basis. Historical loss is one of the components of the allowance. The historical loss is based on the past eight quarters, which management believes better reflects the risk related to each segment of loans in the current economic environment. Prior to 2011, the historical loss component was generally based on the previous four years. The historical loss component of the allowance amounted to $5.4 million and $5.6 million as of December 31, 2012 and 2011, respectively. The decrease was due to lower charge-offs in 2012 as compared to the level of charge-offs in certain quarters included in past historical loss periods. The Company uses a rolling eight-quarter average to calculate the historical loss component of the allowance, so higher charge-offs in the four quarters of 2010 are no longer included in the historical loss component calculation as of December 31, 2012, which has caused this component to decrease.

In addition, nonperforming loans and both performing and nonperforming TDRs are analyzed for impairment under U.S. GAAP and are allocated based on this analysis. Increases in TDRs and nonperforming loans affect this portion of the adequacy review. The Company’s TDRs and nonperforming loans are included in the specific identification pool above. Therefore, changes in TDRS and nonperforming loans affect the dollar amount of the allowance. Unless the TDR or nonperforming loan is not impaired (i.e. the collateral value is considered sufficient), increases in TDRs and nonperforming loans are reflected as an increase in the allowance for loan losses.

The majority of the Company’s nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2012 and 2011, the impaired loan component of the allowance amounted to $444 thousand and $1.0 million, respectively. The reduction between 2011 and 2012 of this component is a direct result of the improvement in nonperforming loans as discussed above. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, trends in growth, concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment. The qualitative component of the allowance amounted to $1.5 million and $1.9 million as of December 31, 2012 and 2011, respectively. The reduction in this component is due to several reasons. Total loans have declined $49.2 million or 9.45% from December 31, 2011 to December 31, 2012. In addition, as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K, the credit quality of the loan portfolio has dramatically improved with OAEM and substandard loans dropping from $40.0 million or 7.69% of the total loan portfolio at December 31, 2011 to $29.0 million or 6.15% of the total loan portfolio at December 31, 2012. The large drop in the risk rated assets indicates that the quality of the loan portfolio is improving.

Index

Past due loans increased $7.1 million between December 31, 2011 and December 31, 2012, with $6.0 million due to increases in nonaccrual loans that were also past due. Of the $8.1 million in past due nonaccrual loans at December 31, 2012, all but $263 thousand have been written down to their net realizable value. At December 31, 2011, loans past due, but still accruing interest, were $1.3 million or 0.25% of total loans, the lowest year-end level since December 31, 2008. At December 31, 2012, loans past due, but still accruing interest, were $2.4 million or 0.52% of total loans. Of this amount, $2.1 million were loans 30 to 59 days past due, and $844 thousand of such loans were associated with one loan that was brought current on January 2, 2013. If that loan had been current on December 31, 2012, loans past due, but still accruing interest on December 31, 2012 would have been 0.33% of total loans.

As a result of management’s belief that the quality of the loan portfolio continues to improve, the Company added, through the provision, $2.4 million to the allowance for loan losses in 2012. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Index

The following table shows an analysis of the allowance for loan losses:

TABLE VIII
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2012	2011	2010	2009	2008
	(dollars in thousands)

Balance at the beginning of period	$8,498	$13,228	$7,864	$6,406	$5,130

Charge-offs:
Commercial	138	942	556	799	190
Real estate-construction	831	0	126	2,170	0
Real estate-mortgage	2,554	7,822	2,971	2,360	401
Consumer	259	333	655	785	649
Other	187	210	180	240	347
Total charge-offs	3,969	9,307	4,488	6,354	1,587

Recoveries:
Commercial	67	141	192	104	118
Real estate-construction	30	0	0	0	0
Real estate-mortgage	162	575	636	649	6
Consumer	70	102	155	80	183
Other	66	59	69	104	156
Total recoveries	395	877	1,052	937	463

Net charge-offs	3,574	8,430	3,436	5,417	1,124

Provision for loan losses	2,400	3,700	8,800	6,875	2,400
Balance at end of period	$7,324	$8,498	$13,228	$7,864	$6,406

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$471,133	$520,327	$586,619	$635,242	$637,452
Average balance	$478,220	$544,523	$621,550	$633,614	$622,883

Net charge-offs to average total loans	0.75%	1.55%	0.55%	0.85%	0.18%
Provision for loan losses to average total loans	0.50%	0.68%	1.42%	1.09%	0.39%
Provision for loan losses to net charge-offs	67.15%	43.89%	256.11%	126.92%	213.52%
Allowance for loan losses to period end loans	1.55%	1.63%	2.25%	1.24%	1.00%
Earnings to loan loss coverage*	2.12	0.96	3.05	1.62	10.53
Allowance for loan losses to nonperforming loans	66.11%	94.51%	58.55%	141.18%	57.36%

* Income before taxes plus provision for loan losses, divided by net charge-offs.

Index

The following table shows the amount of the allowance for loan losses allocated to each category at December 31 of the years presented.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
		of Loans to		of Loans to		of Loans to		of Loans to		of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)

Commercial	$677	5.38%	$1,011	6.73%	$799	6.15%	$935	9.50%	$977	11.04%
Real estate-construction	187	2.55%	323	3.84%	441	3.27%	354	4.83%	31	9.51%
Real estate-mortgage	6,179	84.59%	6,735	79.94%	11,498	83.39%	5,552	79.69%	4,318	72.20%
Consumer	204	2.79%	300	3.28%	357	4.16%	672	5.25%	590	6.40%
Other	77	4.70%	129	6.21%	133	3.03%	351	0.73%	490	0.86%
Total	$7,324	100.00%	$8,498	100.00%	$13,228	100.00%	$7,864	100.00%	$6,406	100.00%

Because of the overall improvement of the loan portfolio, the reduction in the allowance for loan losses has been proportionately distributed among the loan segments,

Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category. For example, if real estate construction loans experienced losses of $500 thousand, the allowance for loan losses could absorb these losses even though only $187 thousand is allocated to that category.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE X
DEPOSITS

Years ended December 31,	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)

Interest-bearing transaction accounts	$11,600	0.06%	$11,512	0.06%	$11,031	6.00%
Money market deposit accounts	180,106	0.18%	169,951	0.21%	159,934	0.22%
Savings accounts	53,054	0.10%	48,252	0.10%	45,281	0.10%
Time deposits, $100,000 or more	131,020	1.23%	126,711	1.47%	182,983	1.45%
Other time deposits	172,230	1.30%	180,162	1.46%	161,399	2.46%
Total interest-bearing deposits	548,010	0.77%	536,588	0.91%	560,628	1.26%
Demand deposits	170,792		147,069		126,829
Total deposits	$718,802		$683,657		$687,457

The Company’s average total deposits were $718.8 million for the year ended December 31, 2012, an increase of $35.1 million or 5.14% from average total deposits for the year ended December 31, 2011. Over two-thirds, or $23.7 million, of the increase in total deposits was in the demand deposit category. In addition, average time deposits, which are one of the Company’s most expensive deposit categories, decreased by $3.6 million, as seen in the table above. See the Balance Sheet Review section of Management’s Discussion and Analysis on this Form 10-K for a more detailed explanation of these changes. The rates paid on interest-bearing deposits by the Company decreased from 0.91% for the year ended December 31, 2011 to 0.77% for the year ended December 31, 2012.

Index

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity at the dates presented.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2012	2011	2010
	(in thousands)
Maturing in:
Within 3 months	$25,318	$24,957	$25,596
4 through 6 months	13,294	14,760	26,331
7 through 12 months	19,968	29,337	30,761
Greater than 12 months	79,029	56,596	54,195
	$137,609	$125,650	$136,883

Return on Equity and Assets
The return on average stockholders' equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2012	2011	2010
Return on average assets	0.48%	0.39%	0.17%
Return on average equity	4.76%	3.95%	1.87%
Dividend pay-out ratio	23.67%	30.12%	79.64%
Average equity to average assets	10.11%	9.76%	8.92%

Capital Resources
Total stockholders' equity as of December 31, 2012 was $89.3 million, up 4.00% from $85.9 million on December 31, 2011. The Company’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for the past three years. As shown below, these ratios were all well above the regulatory minimum levels.

	2012 Regulatory Minimums	2012	2011	2010
Tier 1	4.00%	15.64%	14.46%	12.74%
Total Capital	8.00%	16.89%	15.71%	14.00%
Tier 1 Leverage	4.00%	10.09%	10.17%	9.19%

Year-end book value per share was $18.01 in 2012, $17.31 in 2011, and $16.40 in 2010. Cash dividends were $991 thousand or $0.20 per share in 2012, $991 thousand or $0.20 per share in 2011, and $1.2 million or $0.25 per share in 2010. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices and dividends paid for each quarter of 2012 and 2011. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF” and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,243 stockholders of record of the Company as of February 28, 2013. This stockholder count does not include stockholders who hold their stock in a nominee registration.

Index

The following is a summary of the quarterly dividends paid and high and low sales prices of Old Point Financial Corporation common stock for the previous two years.

	2012			2011
		Sales Price			Sales Price
	Dividend	High	Low	Dividend	High	Low
1st Quarter	$0.05	$11.45	$9.20	$0.05	$13.00	$11.35
2nd Quarter	$0.05	$11.65	$10.40	$0.05	$12.09	$10.03
3rd Quarter	$0.05	$11.00	$10.17	$0.05	$11.89	$9.90
4th Quarter	$0.05	$11.25	$10.60	$0.05	$10.91	$9.00

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of December 31, 2012, the Company had $246.0 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2012, the Company had $43.0 million available in federal funds to address any short-term borrowing needs, up from $38.0 million at December 31, 2011.

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

Notwithstanding the foregoing, the Company’s ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in the Company’s markets. Depending on its liquidity levels, its capital position, conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt, equity, other securities or other possible capital markets transactions, the proceeds of which could provide additional liquidity for the Company’s operations.

Index

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2012 and December 31, 2011. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES
(dollars in thousands)
	December 31, 2012			December 31, 2011
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$43,000	$0	$43,000	$38,000	$0	$38,000
Federal Home Loan Bank advances	271,037	25,000	246,037	253,604	35,000	218,604
Federal funds sold & balances at the Federal Reserve			26,523			15,521
Securities, available for sale and unpledged at fair value			260,342			175,563
Total short-term funding sources			$575,902			$447,688

Uses:
Unfunded loan commitments and lending lines of credit			49,046			40,281
Letters of credit			1,544			740
Commitments to purchase assets			8,687			409
Total potential short-term funding uses			$59,277			$41,430

Liquidity coverage ratio			971.5%			1080.6%

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

The Company’s operating activities provided $9.8 million of cash during the year ended December 31, 2012, compared to $9.4 million provided during 2011 primarily due to the reduction of the loan loss provision in 2012. The Company’s investing activities used $45.0 million during 2012, compared to providing $30.0 million during 2011, principally due to purchases of securities in excess of sales and maturities. The Company’s financing activities provided $52.7 million of cash during 2012 compared to using $43.0 million of cash during 2011. This change is principally due to an increase in deposits in 2012.

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

Off-Balance Sheet Lending Related Commitments
The Company had $103.1 million in consumer and commercial commitments at December 31, 2012. As of the same date, the Company also had $5.1 million in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

Index

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2012:

Payments due by period
(in thousands)		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Debt Obligations	$37,226	$37,226	$0	$0	$0
Long-Term Debt Obligations	25,000	0	0	25,000	0
Operating Lease Obligations	481	193	273	15	0
Commitment to purchase assets	8,903	8,687	216	0	0
Total contractual cash obligations excluding deposits	71,610	46,106	489	25,015	0
Deposits	753,816	572,729	143,924	37,163	0
Total	$825,426	$618,835	$144,413	$62,178	$0

Short-term debt obligations include federal funds purchased, overnight repurchase agreements and term repurchase agreements.

After December 31, 2012 but prior to the filing of this annual report on Form 10-K, the Company signed additional contracts for fixed asset purchases and professional services. These contracts will require payments of approximately $238 thousand in 2013.

The Company has plans to expand the building of a current branch office. The contract for this expansion was amended on October 16, 2012. See the subsequent events disclosure in Note 1 of the Notes to Consolidated Financial Statements included in in Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

Index

Short-Term Borrowings
Certain short-term borrowings at December 31, 2012, 2011 and 2010 are presented below. Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders’ equity at the same date.

TABLE XII
SHORT-TERM BORROWINGS

	2012		2011		2010
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Balance at December 31,
Repurchase agreements	$37,226	0.16%	$36,481	0.20%	$89,716	0.30%

Average daily balance for the year ended December 31,
Repurchase agreements	$29,831	0.18%	$49,335	0.21%	$103,924	0.52%

Maximum month-end outstanding balance:
Repurchase agreements	$39,734		$87,023		$130,435

Quarterly Data
The table below contains a comparison of the Company’s quarterly income and expenses for the periods indicated:

	Year Ended December 31,
	2012				2011
	(in thousands, except per share data)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$7,888	$7,958	$8,312	$8,422	$8,742	$8,992	$9,152	$9,365
Interest expense	(1,350)	(1,414)	(1,499)	(1,511)	(1,561)	(1,619)	(1,690)	(1,845)

Net interest income	6,538	6,544	6,813	6,911	7,181	7,373	7,462	7,520
Provision for loan losses	(450)	(750)	(1,000)	(200)	(800)	(600)	(500)	(1,800)
Net interest income, after provision for loan losses	6,088	5,794	5,813	6,711	6,381	6,773	6,962	5,720

Noninterest income	3,704	4,106	3,881	3,268	3,239	3,201	2,951	2,805
Noninterest expenses	(7,935)	(8,752)	(8,947)	(8,549)	(8,474)	(8,539)	(8,500)	(8,166)

Income before income taxes	1,857	1,148	747	1,430	1,146	1,435	1,413	359
Provision for income taxes	(460)	(74)	(109)	(352)	(279)	(392)	(378)	(14)
Net income	$1,397	$1,074	$638	$1,078	$867	$1,043	$1,035	$345

Earnings per common share:
Basic	$0.27	$0.22	$0.13	$0.22	$0.18	$0.21	$0.21	$0.07
Diluted	$0.27	$0.22	$0.13	$0.22	$0.18	$0.21	$0.21	$0.07

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 19 through 42 of this report on Form 10-K.

Index

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Old Point Financial Corporation and subsidiaries
Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 29, 2013

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
	(dollars in thousands, except share data)
Assets

Cash and due from banks	$15,982	$9,523
Interest-bearing due from banks	24,732	13,978
Federal funds sold	1,603	1,354
Cash and cash equivalents	42,317	24,855
Securities available-for-sale, at fair value	329,456	236,599
Securities held-to-maturity (fair value approximates $574 and $1,526)	570	1,515
Restricted securities	2,562	3,451
Loans, net of allowance for loan losses of $7,324 and $8,498	463,809	511,829
Premises and equipment, net	32,528	30,264
Bank-owned life insurance	21,824	21,593
Foreclosed assets, net of valuation allowance of $1,870 and $1,851	6,574	9,390
Other assets	7,859	10,008
	$907,499	$849,504

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$176,740	$163,639
Savings deposits	268,253	232,348
Time deposits	308,823	294,892
Total deposits	753,816	690,879
Overnight repurchase agreements	35,946	35,001
Term repurchase agreements	1,280	1,480
Federal Home Loan Bank advances	25,000	35,000
Accrued expenses and other liabilities	2,157	1,279
Total liabilities	818,199	763,639

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,959,009 and 4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,310
Retained earnings	48,305	45,109
Accumulated other comprehensive loss, net	(192)	(349)
Total stockholders' equity	89,300	85,865
Total liabilities and stockholders' equity	$907,499	$849,504

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2012	2011
	(dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$26,503	$32,105
Interest on due from banks	56	22
Interest on federal funds sold	2	21
Interest on securities:
Taxable	5,238	3,884
Tax-exempt	681	157
Dividends and interest on all other securities	100	62
Total interest and dividend income	32,580	36,251

Interest Expense:
Interest on savings deposits	382	408
Interest on time deposits	3,851	4,496
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	45	106
Interest on Federal Home Loan Bank advances	1,496	1,705
Total interest expense	5,774	6,715
Net interest income	26,806	29,536
Provision for loan losses	2,400	3,700
Net interest income, after provision for loan losses	24,406	25,836

Noninterest Income:
Income from fiduciary activities	3,214	3,002
Service charges on deposit accounts	4,239	4,256
Other service charges, commissions and fees	3,348	3,003
Income from bank-owned life insurance	1,339	823
Gain on sale of available-for-sale securities, net	2,313	787
Other operating income	506	325
Total noninterest income	14,959	12,196

Noninterest Expense:
Salaries and employee benefits	20,340	19,139
Occupancy and equipment	4,373	4,292
Data processing	1,630	1,386
FDIC insurance	1,044	1,222
Loss on write-down/sale of foreclosed assets	777	1,413
Customer development	758	908
Legal and audit expense	725	696
Employee professional development	600	579
Other outside service fees	574	612
Postage and courier expense	480	488
Foreclosed assets expense	408	505
Other operating expense	2,474	2,439
Total noninterest expense	34,183	33,679
Income before income taxes	5,182	4,353
Income tax expense	995	1,063
Net income	$4,187	$3,290

Basic Earnings per Share:
Average shares outstanding	4,959,009	4,952,313
Net income per share of common stock	$0.84	$0.66

Diluted Earnings per Share:
Average shares outstanding	4,959,009	4,952,313
Net income per share of common stock	$0.84	$0.66

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation
Consolidated Statements of Comprehensive Income
	Years Ended
	December 31,
	2012	2011
	(dollars in thousands)

Net income	$4,187	$3,290
Other comprehensive income, net of tax
Unrealized gains on securities
Unrealized holding gains arising during the period	3,019	4,502
Less reclassification adjustment for gains recognized in income	(2,313)	(787)
Less tax expense	(240)	(1,263)
Net unrealized gains on securities	466	2,452

Defined benefit pension plans
Net actuarial loss for the period	(1,022)	(527)
Settlement loss due to early retirement program	292	0
Amortization of actuarial loss from prior period	262	175
Tax effect of pension adjustments	159	120
Total effect of defined benefit pension plans	(309)	(232)

Other comprehensive income	157	2,220
Comprehensive income	$4,344	$5,510

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(dollars in thousands, except per share data)

Balance at December 31, 2010	4,936,989	$24,685	$16,026	$42,810	$(2,569)	$80,952

Comprehensive income:
Net income	0	0	0	3,290	0	3,290
Other comprehensive income, net of tax	0	0	0	0	2,220	2,220
Exercise of stock options	22,020	110	174	0	0	284
Stock compensation expense	0	0	110	0	0	110
Cash dividends ($0.20 per share)	0	0	0	(991)	0	(991)
Balance at December 31, 2011	4,959,009	$24,795	$16,310	$45,109	$(349)	$85,865

Comprehensive income:
Net income	0	0	0	4,187	0	4,187
Other comprehensive income, net of tax	0	0	0	0	157	157
Stock compensation expense	0	0	82	0	0	82
Cash dividends ($0.20 per share)	0	0	0	(991)	0	(991)

Balance at December 31, 2012	4,959,009	$24,795	$16,392	$48,305	$(192)	$89,300

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,	2012	2011
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,187	$3,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,884	1,816
Provision for loan losses	2,400	3,700
Net gain on sale of available-for-sale securities	(2,313)	(787)
Net amortization of securities	1,705	285
Net loss on write-down/sale of foreclosed assets	777	1,413
Income from bank owned life insurance	(1,339)	(823)
Stock compensation expense	82	110
Deferred tax (benefit) expense	(7)	2,094
(Increase) decrease in other assets	1,989	(1,756)
Increase in other liabilities	410	50
Net cash provided by operating activities	9,775	9,392

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(359,157)	(251,239)
Purchases of held-to-maturity securities	(100)	(2,000)
Proceeds from sales of restricted securities	889	869
Proceeds from maturities and calls of securities	70,443	132,670
Proceeds from sales of available-for-sale securities	198,217	94,716
Decrease in loans made to customers	44,770	57,862
Proceeds from sales of foreclosed assets	2,974	2,376
Purchases of bank-owned life insurance	0	(2,750)
Proceeds from payout on bank-owned life insurance policy	1,108	0
Purchases of premises and equipment	(4,148)	(2,464)
Net cash provided by (used in) investing activities	(45,004)	30,040

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	13,101	34,431
Increase in savings deposits	35,905	7,138
Increase (decrease) in time deposits	13,931	(29,904)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	745	(53,966)
Decrease in Federal Home Loan Bank advances	(10,000)	0
Proceeds from exercise of stock options	0	284
Cash dividends paid on common stock	(991)	(991)
Net cash provided by (used in) financing activities	52,691	(43,008)

Net increase (decrease) in cash and cash equivalents	17,462	(3,576)
Cash and cash equivalents at beginning of period	24,855	28,431
Cash and cash equivalents at end of period	$42,317	$24,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,912	$6,963
Income tax	$1,150	$0

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$706	$3,715
Loans transferred to foreclosed assets	$850	$2,741
Change in pension liability	$(468)	$(352)

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank services individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2012, the Bank had 21 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

In addition, as specified in VIE accounting guidance (FASB ASC 810-10-25-38), a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. At this time, the Company has no VIEs that are consolidated. The Company does have an interest in one VIE, Old Point Mortgage, LLC, which is not consolidated because the Company has determined that it is not the primary beneficiary.

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

At December 31, 2012 and 2011, there were $286.6 million and $308.1 million, or 60.84% and 59.21%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties.

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

LOANS
The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Hampton Roads. The ability of the Company’s debtors to honor their contracts is dependent in part upon the real estate and general economic conditions in this area.

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

The accrual of interest on commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Consumer loans and consumer real estate secured loans are generally placed on nonaccrual status when payments are 120 days past due and 180 days past due, respectively. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or when the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments for at least six months.

Index

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired, such as a loan that is considered a TDR (discussed in detail below). These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. All loans, including consumer loans, whose terms have been modified in a TDR are also individually analyzed for estimated impairment. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected future losses given estimated defaults derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

LOAN CHARGE-OFF POLICIES
Consumer loans are generally fully or partially charged down to the fair value of collateral securing the asset when:
•	Management determines the asset to be uncollectible;
•	Repayment is deemed to be protracted beyond reasonable time frames;
•	The asset has been classified as a loss by either the internal loan review process or external examiners;
•	The borrower has filed for bankruptcy protection and the loss becomes evident due to a lack of borrower assets; or
•	The loan is 90 days or more past due unless the loan is both well secured and in the process of collection.

For other loans, the Company’s charge-off policies are as follows:
•	Real Estate: Generally charged down to the net realizable value when the loan is 180 days past due.
•	Commercial Loans: Generally charged off when the loan is 90 days past due.
•	Construction loans: Generally charged off when the loan is 120 days past due.
•	Other Secured Loans: Generally fully or partially charged down to the net realizable value when the loan is 90 days past due.

TROUBLED DEBT RESTRUCTURINGS
In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty before their loans reach nonaccrual status and works with them to grant appropriate concessions, if necessary, and modify their loans to more affordable terms. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company had $8.8 million and $4.3 million in loans classified as TDRs as of December 31, 2012 and 2011, respectively.

Index

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

PENSION PLAN
The Company has a non-contributory defined benefit pension plan, which was frozen by the Company in 2006. Benefits for participants will remain frozen in the plan until such time as further action occurs. No additional participants will be added to the plan.

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

Index

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

A lease on one of the Company’s branch offices enters its last five-year renewal period on March 31, 2013. The Company is currently in negotiations with the lessor. The new lease is expected to have a term of only five years and is not expected to increase, and may decrease, the Company’s rental expense. Due to the expected term of the lease, the Company does not expect to make any additional major leasehold improvements on this branch at this time.

Index

On February 22, 2013, the Company completed the consolidation of two of its branches located in Williamsburg, Virginia. Because of their proximity, the branches were serving a customer base that could be more efficiently served by one branch.

The Company is expanding the building of a current branch office. The Company signed a contract with a general contractor on April 19, 2012. The contract entitles the contractor to $2.1 million for Phase I of the construction, which includes site work and construction of the building shell. The Company signed an amendment to the contract with the general contractor on October 26, 2012 for the remainder of the construction. The revised contract entitles the contractor to $12.2 million for the construction of the building. As of the writing of this annual report on Form 10-K, $3.7 has been disbursed to the contractor. The Company anticipates that the project will likely cost between $13.0 million and $15.0 million over the next year.

Other than the items discussed above, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendments do not require transition disclosures. The Company has elected the two-statement approach and included the required statements in its Consolidated Financial Statements.

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

Index

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2013-01 to have a material impact on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company is currently assessing the impact that ASU 2011-03 will have on its Consolidated Financial Statements.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2011, the Company was required to maintain a balance of at least $350 thousand. At December 31, 2012, the Company had no balance requirements on any of its accounts.

The Company had approximately $162 thousand and $161 thousand in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2012 and December 31, 2011, respectively. All but one of the Company’s transaction accounts were noninterest-bearing and were fully insured by the FDIC as provided by the Dodd-Frank Act. The section of the Dodd-Frank Act which provides for full coverage of all noninterest-bearing transaction accounts expired on December 31, 2012. Without the full coverage of these accounts, the Company would have had $1.7 million in excess of the amounts insured by the FDIC at December 31, 2012.

NOTE 3, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities held-to-maturity were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2012
Obligations of U.S. Government agencies	$570	$4	$0	$574
Total	$570	$4	$0	$574

December 31, 2011
Obligations of U.S. Government agencies	$1,370	$8	$0	$1,378
Obligations of state and political subdivisions	145	3	0	148
Total	$1,515	$11	$0	$1,526

Index

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2012
Obligations of U.S. Government agencies	$35,787	$1,314	$(13)	$37,088
Obligations of state and political subdivisions	43,276	712	(214)	43,774
Mortgage-backed securities	246,132	1,966	(743)	247,355
Money market investments	541	0	0	541
Corporate Bonds	700	0	(2)	698
Total	$326,436	$3,992	$(972)	$329,456

December 31, 2011
U.S. Treasury securities	$250	$0	$0	$250
Obligations of U.S. Government agencies	117,848	1,706	0	119,554
Obligations of state and political subdivisions	11,999	266	(4)	12,261
Mortgage-backed securities	102,884	396	(52)	103,228
Money market investments	1,306	0	0	1,306
Total	$234,287	$2,368	$(56)	$236,599

Securities with a fair value of $89.5 million and $85.4 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2012, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Due in one year or less	$392	$393	$270	$271
Due after one year through five years	39,400	40,794	300	303
Due after five years through ten years	26,749	27,018	0	0
Due after ten years	259,354	260,710	0	0
Total debt securities	325,895	328,915	570	574
Other securities without stated maturities	541	541	0	0

Total securities	$326,436	$329,456	$570	$574

Index

The following table provides information about securities sold in the years ended December 31:

	2012	2011
	(in thousands)

Proceeds from sales	$198,217	$94,716

Gross realized gains	$2,313	$787

Gross realized losses	$0	$0

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

The Company has not recorded impairment charges on securities for the years ended December 31, 2012, and 2011.

Index

The following table shows the number of securities with unrealized losses, the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2012

	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
	Losses	Value	Losses	Value	Losses	Value	Securities
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$13	$5,103	$0	$0	$13	$5,103	1
Obligations of state and political subdivisions	214	9,535	0	0	214	9,535	24
Mortgage-backed securities	743	104,066	0	0	743	104,066	9
Corporate bonds and other securities	2	700	0	0	2	700	2
Total securities available-for-sale	$972	$119,404	$0	$0	$972	$119,404	36

	December 31, 2011

	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
	Losses	Value	Losses	Value	Losses	Value	Securities
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of state and political subdivisions	$4	$1,706	$0	$0	$4	$1,706	2
Mortgage-backed securities	52	29,364	0	0	52	29,364	3
Total securities available-for-sale	$56	$31,070	$0	$0	$56	$31,070	5

Certain investments within the Company’s portfolio had unrealized losses at December 31, 2012 and December 31, 2011, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2012 or December 31, 2011.

Restricted Securities
The restricted security category is comprised of FHLB and Federal Reserve Bank stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB and Federal Reserve Bank stock is carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

Index

Note 4, Loans and the Allowance for Loan Losses
The following is a summary of the balances in each class of the Company’s loan portfolio:

	December 31,	December 31,
	2012	2011
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$77,267	$77,588
Commercial	274,613	288,108
Construction	12,005	19,981
Second mortgages	14,315	16,044
Equity lines of credit	32,327	34,220
Total mortgage loans on real estate	410,527	435,941
Commercial loans	25,341	35,015
Consumer loans	13,146	17,041
Other	22,119	32,330
Total loans	471,133	520,327
Less: Allowance for loan losses	(7,324)	(8,498)
Loans, net of allowance and deferred fees	$463,809	$511,829

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $1.6 million and $583 thousand at December 31, 2012 and December 31, 2011, respectively.

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

Index

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of December 31, 2012
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$70,961	$1,711	$4,595	$77,267
Commercial	258,195	6,781	9,637	274,613
Construction	8,651	254	3,100	12,005
Second mortgages	13,488	242	585	14,315
Equity lines of credit	31,704	239	384	32,327
Total mortgage loans on real estate	382,999	9,227	18,301	410,527
Commercial loans	23,997	209	1,135	25,341
Consumer loans	13,042	0	104	13,146
Other	22,119	0	0	22,119
Total	$442,157	$9,436	$19,540	$471,133

Credit Quality Information
As of December 31, 2011
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$74,839	$677	$2,072	$77,588
Commercial	258,610	11,803	17,695	288,108
Construction	19,548	396	37	19,981
Second mortgages	15,212	0	832	16,044
Equity lines of credit	33,390	182	648	34,220
Total mortgage loans on real estate	401,599	13,058	21,284	435,941
Commercial loans	29,455	4,295	1,265	35,015
Consumer loans	16,955	0	86	17,041
Other	32,330	0	0	32,330
Total	$480,339	$17,353	$22,635	$520,327

As of December 31, 2012 and December 31, 2011 the Company did not have any loans internally classified as Doubtful or Loss.

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

Age Analysis of Past Due Loans as of December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,115	$0	$3,783	$4,898	$72,369	$77,267	$348
Commercial	207	0	724	931	273,682	274,613	0
Construction	140	0	2,925	3,065	8,940	12,005	0
Second mortgages	113	0	544	657	13,658	14,315	60
Equity lines of credit	90	0	287	377	31,950	32,327	0
Total mortgage loans on real estate	1,665	0	8,263	9,928	400,599	410,527	408
Commercial loans	275	13	122	410	24,931	25,341	25
Consumer loans	85	22	11	118	13,028	13,146	11
Other	54	7	3	64	22,055	22,119	3
Total	$2,079	$42	$8,399	$10,520	$460,613	$471,133	$447

Age Analysis of Past Due Loans at December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$75	$0	$627	$702	$76,886	$77,588	$0
Commercial	0	0	1,123	1,123	286,985	288,108	510
Construction	148	0	0	148	19,833	19,981	0
Second mortgages	104	0	469	573	15,471	16,044	0
Equity lines of credit	159	0	369	528	33,692	34,220	0
Total mortgage loans on real estate	486	0	2,588	3,074	432,867	435,941	510
Commercial loans	101	0	0	101	34,914	35,015	0
Consumer loans	58	89	2	149	16,892	17,041	2
Other	44	0	5	49	32,281	32,330	5
Total	$689	$89	$2,595	$3,373	$516,954	$520,327	$517
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

The following table presents information about loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
(in thousands)
	As of December 31,
	2012	2011
Mortgage loans on real estate:
Residential 1-4 family	$3,663	$748
Commercial	3,037	6,719
Construction	3,065	0
Second mortgages	484	499
Equity lines of credit	286	368
Total mortgage loans on real estate	10,535	8,334
Commercial loans	97	129
Consumer loans	0	12
Total	$10,632	$8,475

	Years Ended December 31,
	2012	2011
Reduction in interest income due to nonaccrual loans	$552	$847

TROUBLED DEBT RESTRUCTURINGS
The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for the borrower’s risk profile, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. A TDR that is on nonaccrual status or is 30 days or more past due is considered to be nonperforming. Beginning with the second quarter of 2012, the Company changed its method for determining when a TDR is considered to be nonperforming. Prior to the second quarter of 2012, the Company classified TDRs as nonperforming at the time of restructure and a TDR could only be returned to performing status after considering the borrower’s sustained repayment performance in accordance with the restructured terms for a reasonable period, generally six months. Beginning with the second quarter of 2012, the Company defines a TDR as nonperforming only if the TDR is in nonaccrual status or 30 days or more past due at the report date. The reason for this change is that the Company found that some new TDRs, including those with favorable repayment performance for a reasonable period prior to the restructuring, were being classified as nonperforming solely because six months had not yet passed since the restructuring.

When the Company modifies a loan, management evaluates any possible impairment as stated in the impaired loan section below.

Index

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Year Ended December 31, 2012
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	1	$93	$87	$80
Commercial	4	5,548	4,836	4,683
Second mortgages	1	111	145	138
Total	6	$5,752	$5,068	$4,901

Two loans in the table above were given principal reductions. Two loans were given below-market rates for debt with similar risk characteristics. Two loans were given both a principal reduction and a below-market rate. TDRs for the previous year, by class of loan, are presented below.

Troubled Debt Restructurings by Class
For the Year Ended December 31, 2011
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	1	$175	$175	$174
Commercial	3	4,102	3,083	3,012
Total mortgage loans on real estate	4	4,277	3,258	3,186
Consumer loans	1	19	19	18
Total	5	$4,296	$3,277	$3,204

The residential 1-4 family TDR was given an interest rate below the current market rate for customers with similar risk profiles. The three commercial real estate TDRs were given principal reductions totaling $1.0 million. The consumer loan was originally a residential 1-4 family loan where the Bank allowed a short sale of the collateral. The balance remaining on the loan after the short sale was restructured into a consumer, unsecured loan. The financial effects of these modifications cannot be determined due to the fact that these loans would not have been made if the loans had not been restructurings of troubled loans already on the Company’s books.

The Company had no TDRs default within twelve months of restructuring during 2011 or 2012.

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

Impaired Loans by Class
(in thousands)
	As of December 31, 2012				For the year ended December 31, 2012
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,100	$681	$3,235	$226	$2,354	$136
Commercial	12,459	3,741	5,817	180	10,151	242
Construction	3,782	3,064	0	0	3,320	(9)
Second mortgages	695	583	47	5	542	12
Equity lines of credit	370	286	0	0	391	(2)
Total mortgage loans on real estate	$21,406	$8,355	$9,099	$411	$16,758	$379
Commercial loans	117	0	97	33	104	(14)
Consumer loans	17	17	0	0	26	1
Total	$21,540	$8,372	$9,196	$444	$16,888	$366

Impaired Loans by Class
(in thousands)
	As of December 31, 2011				For the year ended December 31, 2011
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$486	$391	$91	$6	$3,753	$554
Commercial	8,263	4,734	3,371	968	8,911	456
Construction	0	0	0	0	0	0
Second mortgages	520	250	258	31	603	24
Equity lines of credit	371	369	0	0	392	21
Total mortgage loans on real estate	$9,640	$5,744	$3,720	$1,005	$13,659	$1,055
Commercial loans	142	19	110	23	130	2
Total	$9,782	$5,763	$3,830	$1,028	$13,789	$1,057

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

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At December 31, 2012 and December 31, 2011, the historical loss percentage was based on losses sustained in each segment of the portfolio over the previous eight quarters.

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

The allocation for the qualitative factor for economic conditions for June 30, 2012 and subsequent quarters was decreased as compared to the same allocation at March 31, 2012 and December 31, 2011. This decrease is due to a decrease in the allocation for pass rated loans. Management does not believe that losses in the near future will be equal to or greater than the losses in the current eight-quarter historical loss average, and accordingly believes the majority of the risk within the loan portfolio has been properly reflected in the quantitative historical loss component. In the historical loss component of the allowance, the actual loan loss experience for pass-rated loans is overridden by using the loss experience for the entire loan portfolio. This method includes the OAEM and substandard rated credits which are already accounted for in their own respective allocations, which results in pass rated loans being associated with a greater loss experience than management believes is likely to occur. Because management believes the consequences of recent negative economic conditions have already been accounted for in the historical loss component and believes the historical loss component already includes a conservative allocation with respect to pass-rated loans, management has determined that a decrease in the adjustment for economic conditions appropriately reflects the risk in the loan portfolio. In management’s opinion, to increase the loss allocation for pass-rated loans in the qualitative factors component in addition to the conservative allocation in the history loss component would be excessive. Since the purpose of the qualitative factors is to provide for losses that are not accounted for in the historical loss and impaired loan components of the allowance, the loss allocation for pass-rated loans in the qualitative factor component was reduced.

Index

The allocation for the qualitative factor for collateral dependent loans also decreased as of June 30, 2012 as compared to the same allocation at March 31, 2012 and December 31, 2011. Management implemented a new strategy in the recognition of risk in the collateral-dependent loan component of the qualitative factors. Management believes that risk in the existing collateral-dependent loans is concentrated in the OAEM and substandard risk grades and that the risk of pass rated loans becoming collateral-dependent within the next six to twelve months is extremely low. In addition, the sharp declines in the market value of real estate seen in past years have begun to level off in 2012. The value of collateral-dependent loans is therefore less likely to be subject to reductions. The allocation for this qualitative factor was increased in the past due to uncertainty in the market; with the real estate market beginning to stabilize, management believes that a smaller allocation is acceptable.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.3 million adequate to cover loan losses inherent in the loan portfolio at December 31, 2012.

Index

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Twelve Months Ended December 31, 2012	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,011	$323	$6,735	$300	$129	$8,498
Charge-offs	(138)	(831)	(2,554)	(259)	(187)	(3,969)
Recoveries	67	30	162	70	66	395
Provision for loan losses	(263)	665	1,836	93	69	2,400
Ending balance	$677	$187	$6,179	$204	$77	$7,324
Ending balance individually evaluated for impairment	$33	$0	$411	$0	$0	$444
Ending balance collectively evaluated for impairment	644	187	5,768	204	77	6,880
Ending balance	$677	$187	$6,179	$204	$77	$7,324
Loan Balances:
Ending balance individually evaluated for impairment	$97	$3,064	$14,390	$17	$0	$17,568
Ending balance collectively evaluated for impairment	25,244	8,941	384,132	13,129	22,119	453,565
Ending balance	$25,341	$12,005	$398,522	$13,146	$22,119	$471,133

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
Year ended December 31, 2011	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at beginning of year	$799	$441	$11,498	$357	$133	$13,228
Charge-offs	(942)	0	(7,822)	(333)	(210)	(9,307)
Recoveries	141	0	575	102	59	877
Provision for loan losses	1,013	(118)	2,484	174	147	3,700
Ending balance	$1,011	$323	$6,735	$300	$129	$8,498
Ending balance individually evaluated for impairment	$23	$0	$1,005	$0	$0	$1,028
Ending balance collectively evaluated for impairment	988	323	5,730	300	129	7,470
Ending balance	$1,011	$323	$6,735	$300	$129	$8,498
Loan Balances:
Ending balance individually evaluated for impairment	$129	$0	$9,464	$0	$0	$9,593
Ending balance collectively evaluated for impairment	34,886	19,981	406,496	17,041	32,330	510,734
Ending balance	$35,015	$19,981	$415,960	$17,041	$32,330	$520,327
CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in the Company’s accounting methodology for the allowance for loan losses during the year ended December 31, 2012.

Index

NOTE 5, Foreclosed Assets

The Company holds certain parcels of real estate due to completed foreclosure proceedings on defaulted loans. An analysis of the balance in foreclosed assets is as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$11,241	$13,572
Foreclosed properties acquired	850	2,741
Other additions to foreclosed properties	85	0
Properties sold	(3,732)	(5,072)
Balance at end of year	$8,444	$11,241

Other additions to foreclosed properties in the table above include the payoff of a first mortgage at another institution and capital improvements on existing properties.

Foreclosed assets are presented net of a valuation allowance for losses. An analysis of the valuation allowance on foreclosed assets is as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$1,851	$2,124
Additions and write-downs	473	942
Reductions due to sales	(454)	(1,215)
Balance at end of year	$1,870	$1,851

Expenses applicable to foreclosed assets include the following:

	Years Ended December 31,
	2012	2011
	(in thousands)
Net loss (gain) on sales of real estate	$304	$471
Provision for losses (direct writedowns)	473	942
Operating expenses, net of income*	345	477
Total Expenses	$1,122	$1,890

* included in other operating income and other operating expense

Index

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

	2012	2011
	(in thousands)
Land	$7,804	$7,804
Buildings	25,262	25,208
Construction in process	4,306	1,228
Leasehold improvements	866	858
Furniture, fixtures and equipment	17,266	16,947
	55,504	52,045
Less accumulated depreciation and amortization	22,976	21,781
	$32,528	$30,264

The majority of the increase in construction in process is due to continuing work on the Company’s new corporate headquarters as discussed in the subsequent events section of Note 1 to the Consolidated Financial Statements of this annual report on Form 10-K.

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $1.9 and $1.8 million, respectively.

The Company has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2017. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2012 under noncancellable leases is $481 thousand which is due as follows (in thousands):

2013	$193
2014	172
2015	101
2016	10
2017	5

Total	$481

The aggregate rental expense of premises and equipment was $294 thousand and $286 thousand for 2012 and 2011, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2012 and 2011 was $137.6 million and $125.7 million, respectively. As of December 31, 2012, no single customer relationship exceeded 5 percent of total deposits.

Index

At December 31, 2012, the scheduled maturities of time deposits (in thousands) are as follows:

2013	$127,736
2014	88,841
2015	55,083
2016	19,207
2017	17,956
$308,823

NOTE 8, Short Term and Long Term Borrowings

The Company's short-term borrowing sources include federal funds purchased and overnight repurchase agreements. The Company had no federal funds purchased on December 31, 2012 or 2011. Overnight repurchase agreements, which totaled $35.9 million and $35.0 million as of December 31, 2012 and 2011, respectively, are classified as secured borrowings that generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

As of December 31, 2012, five customer relationships exceeded 5 percent of total repurchase agreements, with a combined outstanding balance of $28.1 million, or 75.41% of total repurchase agreements.

The Company's long-term debt at December 31, 2012 and 2011 consisted of fixed-rate FHLB advances. The FHLB advances are secured by a blanket lien on qualified 1 – 4 family residential real estate loans. These pledged loans totaled $64.5 million at December 31, 2012. While the Company can elect to prepay its FHLB advance, it would be subject to a prepayment penalty equal to the cost to the FHLB to unwind the underlying hedge plus an administrative fee. Therefore, the Company currently does not intend to prepay its FHLB advance.

The contractual maturities of long-term debt are as follows:

	December 31,
	2012			2011
	Fixed		Weighted	Fixed	Weighted
	Rate	Total	Avg Rate	Rate	Avg Rate
	(in thousands)			(in thousands)
Due in 2012	N/A	N/A	N/A	$10,000	4.74%
Due in 2016	25,000	25,000	4.83%	25,000	4.83%
Total long-term debt	$25,000	$25,000	4.83%	$35,000	4.80%

NOTE 9, Stock Option Plan

On March 9, 2008, the Company’s 1998 stock option plan expired. At December 31, 2012, options to purchase 156,960 shares of common stock granted under the stock option plan were outstanding. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and an option's maximum term is ten years.

Index

Stock option plan activity for the year ended December 31, 2012 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1, 2012	165,710	$21.64
Granted	0	0
Exercised	0	0
Canceled or expired	(8,750)	21.67
Options outstanding, December 31, 2012	156,960	$21.63	3.46	$0
Options exercisable, December 31, 2012	156,960	$21.63	3.46	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.This amount changes based on changes in the market value of the Company’s stock.

As of December 31, 2012, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company’s common stock.

No options were exercised during the year ended December 31, 2012. No in-the-money options were exercised during the year ended December 31, 2011. However, six option-holders chose to exercise options where the option price was greater than the current market value. Proceeds from these exercises were $284 thousand in 2011.

As of December 31, 2012, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense. Stock compensation expense was $82 thousand and $110 thousand during the years ended December 31, 2012 and 2011.

Information pertaining to options outstanding at December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$23.83	65,750	1.60	$23.83	65,750	$23.83
20.05	91,210	4.79	20.05	91,210	20.05
	156,960	3.46	$21.63	156,960	$21.63

Index

NOTE 10, Stockholders’ Equity and Earnings per Common Share

OTHER COMPREHENSIVE INCOME
The following table presents the changes in accumulated other comprehensive income, by category, net of tax:

	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance at December 31, 2010	$(926)	$(1,643)	$(2,569)
Net change for the year ended December 31, 2011	2,452	(232)	2,220
Balance at December 31, 2011	1,526	(1,875)	(349)

Net change for the year ended December 31, 2012	466	(309)	157
Balance at December 31, 2012	$1,992	$(2,184)	$(192)

EARNINGS PER COMMON SHARE
Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2012	2011
	(in thousands)
Net Income applicable to common stock	$4,187	$3,290

Average number of common shares outstanding	4,959	4,952
Effect of dilutive options	0	0
Average number of common shares outstanding used to calculate diluted earnings per common share	$4,959	$4,952

The Company did not include an average of 161 thousand and 191 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for 2012 and 2011, respectively, because they were antidilutive.

NOTE 11, Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal shareholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company’s board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal shareholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders' equity at December 31, 2012.

Annual activity consisted of the following:

	2012	2011
	(in thousands)
Balance, beginning of year	$2,048	$2,193
Additions	0	946
Reductions	(146)	(1,091)
Balance, end of year	$1,902	$2,048

Index

Deposits from related parties held by the Company at December 31, 2012 and 2011 amounted to $13.4 million and $18.5 million, respectively. One member of the Company’s Board of Directors is an attorney and was assigned $10.9 million of settlement funds in 2010 which were deposited at the Company. These funds were partially disbursed in 2011 and 2012, and will continue to disburse over the next few years as court approval is obtained. Undisbursed funds at December 31, 2012 totaled $763 thousand.

NOTE 12, Income Taxes

The components of income tax expense for the current and prior year-ends are as follows:

	2012	2011
	(in thousands)
Current tax expense (benefit)	$1,002	$(1,031)
Deferred tax expense (benefit)	(7)	2,094
Reported tax expense	$995	$1,063

A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Expected tax expense (34%)	$1,762	$1,480
Interest expense on tax-exempt assets	14	7
Tax credit for investment	(95)	(82)
Tax-exempt interest	(272)	(100)
Bank-owned life insurance	(455)	(280)
Other, net	41	38
Reported tax expense	$995	$1,063

The effective tax rates for 2012 and 2011 were 19.2% and 24.4%, respectively.

Index

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,490	$2,889
Interest on nonaccrual loans	325	101
Foreclosed assets	924	899
Pension - other comprehensive income	1,125	966
Bank owned life insurance benefit	99	91
Charitable contributions carried forward	64	97
Unexercised nonqualified options	36	32
Other	12	0
	$5,075	$5,075

Deferred tax liabilities:
Depreciation	$(763)	$(741)
Accretion of discounts on securities	0	(2)
Deferred loan fees and costs	(267)	(291)
Pension	(753)	(914)
Net unrealized gains on securities available-for-sale	(1,026)	(786)
Other	0	(1)
	(2,809)	(2,735)
Net deferred tax assets	$2,266	$2,340

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2009.

The last IRS examination was conducted in 2009 on the Company’s U.S. income tax return for 2008.

NOTE 13, Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined-benefit pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants have been or will be added to the plan since such date.

Index

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31,
	2012	2011
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,875	$5,896
Service cost	0	0
Interest cost	289	305
Benefits paid	(852)	(572)
Actuarial loss	950	246
Benefit obligation at end of year	$6,262	$5,875

Change in plan assets
Fair value of plan assets at beginning of year	$5,721	$6,156
Actual return on plan assets	299	137
Employer contribution	0	0
Benefits paid	(852)	(572)
Fair value of plan assets at end of year	$5,168	$5,721

Funded Status at end of year	$(1,094)	$(154)

Amounts recognized in the consolidated balance sheets at December 31,
Accrued pension liability	$(1,094)	$(154)

Amounts recognized in other comprehensive income (loss)
Loss	$3,309	$2,842
Deferred taxes	(1,125)	(966)
Net loss	$2,184	$1,876

Accumulated benefit obligation	$6,262	$5,875

Assumptions used to determine the benefit obligations at December 31,	2012	2011
Discount rate	4.10%	5.00%

	Years ended December 31,
Components of net periodic pension cost	2012	2011
	(in thousands)
Interest cost	$289	$305
Expected return on plan assets	(371)	(418)
Amortization of unrecognized loss	262	175
Preliminary Net periodic pension cost	180	62
Settlement/Curtailment Expense	292	0
Net Periodic Pension Cost	$472	$62

Components of other amounts recognized in other comprehensive income
Net actuarial loss	$1,022	$527
Settlement loss	(292)	0
Amortization of actuarial loss	(262)	(175)
Total recognized in other comprehensive income	$468	$352

Total recognized in net periodic benefit cost and other comprehensive income	$940	$414

Index

The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $196 thousand.

	Years ended December 31,
Weighted-average assumptions used to determine net periodic pension cost	2012	2011
Discount rate	5.00%	5.30%
Expected long-term rate of return on plan assets	7.00%	7.00%

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

Fair value is discussed in detail in Note 15. The fair value of the Company’s pension plan assets by asset category are as follows:

	Assets at Fair Value as of December 31, 2012
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$356	$0	$0	$356
Mutual Funds	35	0	0	35
Common Stock	2,846	0	0	2,846
Corporate bonds	0	1,931	0	1,931
Total assets at fair value	$3,237	$1,931	$0	$5,168

	Assets at Fair Value as of December 31, 2011
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$311	$0	$0	$311
U.S. Government securities	100	0	0	100
Mutual Funds	123	0	0	123
Common Stock	3,232	0	0	3,232
Corporate bonds	0	1,955	0	1,955
Total assets at fair value	$3,766	$1,955	$0	$5,721

The Company did not contribute to the pension plan in 2012 or 2011. Management has not determined at this time the amount, if any, it will contribute to the plan for the year ending December 31, 2013.

Index

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2013	$238
2014	244
2015	300
2016	229
2017	435
Thereafter	2,119
Total	$3,565

401(K) PLAN
The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute to the plan subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent of the first 4 percent of an employee's compensation contributed to the plan. Matching contributions vest to the employee immediately. The Company may make profit sharing contributions to the plan as determined by the Board of Directors. Profit sharing contributions vest to the employee over a six-year period. For the years ended December 31, 2012 and 2011, expense attributable to the plan amounted to $646 thousand and $530 thousand, respectively.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at December 31:

	2012	2011
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$31,247	$29,686
Commercial real estate, construction and development loans committed but not funded	12,524	8,662
Other lines of credit (principally commercial)	59,330	45,678
Total	$103,101	$84,026

Letters of credit	$5,145	$2,466

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are not collateralized and usually do not contain a specified maturity date, and ultimately may or may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year, with the exception of two letters of credit which expire in 2014. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

Index

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

In estimating the fair value of assets and liabilities, the Company relies mainly on two models. The first model, used by the Company’s bond accounting company, determines the fair value of securities. Securities are priced based on an evaluation of observable market data, including benchmark yield curves, reported trades, broker/dealer quotes, and issuer spreads. Pricing is also impacted by credit information about the issuer, perceived market movements, and current news events impacting the individual sectors. For assets other than securities and all liabilities, fair value is determined using the Company’s asset/liability modeling software. The software uses current yields, anticipated yield changes, and estimated duration of assets and liabilities to calculate fair value.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
Obligations of U.S. Government agencies	$37,088	$0	$37,088	$0
Obligations of state and political subdivisions	43,774	0	43,774	0
Mortgage-backed securities	247,355	0	247,355	0
Money market investments	541	0	541	0
Corporate Bonds	698	0	698	0
Total available-for-sale securities	$329,456	$0	$329,456	$0

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Treasury securities	$250	$0	$250	$0
Obligations of U.S. Government agencies	119,554	0	119,554	0
Obligations of state and political subdivisions	12,261	0	12,261	0
Mortgage-backed securities	103,228	0	103,228	0
Money market investments	1,306	0	1,306	0
Total available-for-sale securities	$236,599	$0	$236,599	$0

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Index

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of fair value and loss associated with impaired loans can be based on either the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the loan’s expected future cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate

The value of real estate collateral is determined utilizing an income, market, or cost valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company. In the case of loans with lower balances, the Company may instead obtain a real estate evaluation instead of an appraisal. Evaluations utilize many of the same techniques as appraisals, and are typically performed by independent appraisers. Once received, appraisals and evaluations are reviewed by trained staff independent of the lending function to verify consistency and reasonability. Appraisals and evaluations are based on significant unobservable inputs, including but not limited to: adjustments made to comparable properties, judgments about the condition of the subject property, the availability and suitability of comparable properties, capitalization rates, projected income of the subject or comparable properties, vacancy rates, projected depreciation rates, and the state of the local and regional economy. The Company may also elect to make additional reductions in the collateral value based on management’s best judgment, which represents another source of unobservable inputs. Because of the subjective nature of collateral valuation, impaired loans are considered Level 3.

Impaired loans may be secured by collateral other than real estate. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). If a loan is not collateral-dependent, its impairment may be measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate. Because the loan is discounted at its effective rate of interest, rather than at a market rate, the loan is not considered to be held at fair value and is not included in the tables below. Collateral-dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as part of the provision for loan losses on the Consolidated Statements of Income.

Foreclosed assets
Loans are transferred to foreclosed assets when the collateral securing them is foreclosed on. The measurement of loss associated with foreclosed assets is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the transaction will be consummated in accordance with the terms of the contract, fair value is based on the sale price in that contract (Level 1). If management has recent information about the sale of identical properties, such as when selling multiple condominium units on the same property, the remaining units would be valued based on the observed market data (Level 2). Lacking either a contract or such recent data, management would obtain an appraisal or evaluation of the value of the collateral as discussed above under Impaired Loans (Level 3). After the asset has been booked, a new appraisal or evaluation is obtained when management has reason to believe the fair value of the property may have changed and no later than two years after the last appraisal or evaluation was received. Any fair value adjustments to foreclosed assets are recorded in the period incurred and expensed against current earnings.

Index

The following table presents the assets carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. Certain impaired loans are valued by the present value of the loan’s expected future cash flows, discounted at the interest rate of the loan rather than at a market rate. These loans are not carried on the consolidated balance sheets at fair value and as such, are not included in the table below.

		Carrying Value at December 31, 2012 Using
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$3,009	$0	$0	$3,009
Commercial	2,271	0	0	2,271
Second mortgages	42	0	0	42
Total mortgage loans on real estate	$5,322	$0	$0	$5,322
Commercial loans	64	0	0	64
Total	$5,386	$0	$0	$5,386

Foreclosed assets
Residential 1-4 family	$676	$0	$0	$676
Commercial	2,094	0	0	2,094
Construction	3,804	0	0	3,804
Total	$6,574	$0	$0	$6,574

		Carrying Value at December 31, 2011 Using
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$85	$0	$0	$85
Commercial	2,403	0	0	2,403
Second mortgages	227	0	0	227
Total mortgage loans on real estate	$2,715	$0	$0	$2,715
Commercial loans	87	0	0	87
Total	$2,802	$0	$0	$2,802

Foreclosed assets
Residential 1-4 family	$3,650	$0	$0	$3,650
Commercial	1,771	0	0	1,771
Construction	3,969	0	0	3,969
Total	$9,390	$0	$0	$9,390

Index

The following table displays quantitative information about Level 3 Fair Value Measurements as of the date indicated (dollars in thousands):

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2012 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	3,009	Market comparables	Differences in comparables	0% - 5% (5%)
			Selling costs	4.75% - 6% (6%)
Commercial real estate	2,271	Market comparables	Selling costs	0% - 6% (4%)
Second mortgages	42	Market comparables	Selling costs	6%
Commercial loans	64	Market comparables	Differences in comparables	25%

Foreclosed assets
Residential 1-4 family	676	Market comparables	Selling costs	6% - 10% (6%)
Commercial	2,094	Market comparables	Selling costs	6% - 10% (6%)
Construction	3,804	Market comparables	Selling costs	6% - 10% (6%)

ASC 825, “Financial Instruments,” requires disclosure about fair value of financial instruments and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments not discussed above:

CASH AND CASH EQUIVALENTS
The carrying amounts of cash and short-term instruments, including interest-bearing due from banks, approximate fair values.

RESTRICTED SECURITIES
The restricted security category is comprised of FHLB and Federal Reserve Bank stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and they lack a market. When the FHLB or Federal Reserve Bank repurchases stock, they repurchase at the stock’s book value. Therefore, the carrying amounts of restricted securities approximate fair value.

LOANS RECEIVABLE
The fair value of a loan is based on its interest rate in relation to its risk profile, in comparison to what an investor could earn on a different investment with a similar risk profile. Variations in risk tolerance between lenders, and thus in risk pricing, can result in the same loan being priced differently at different institutions. A bank’s experience with the type of lending (such as commercial real estate) can also impact its assessment of the riskiness of a loan. A comprehensive picture of competitors’ rates in relation to borrower risk profiles is not available. Since the rate and risk profile are the primary factors in determining the fair value of a loan, both of which are unobservable in the market, the Company classifies loans as Level 3 in the fair value hierarchy. Instead, the Company uses a model which estimates market value based on the loan’s interest rate (regardless of its risk level) and rates for debt of similar maturities where market data is available. Fair values for non-performing loans are estimated as described above.

BANK-OWNED LIFE INSURANCE
Bank-owned life insurance represents insurance policies on certain officers and former officers of the Company. The cash value of the policies is estimated using information provided by the insurance carrier. The insurance carrier uses actuarial data to estimate the value of each policy, based on the age and health of the insured relative to other individuals about whom the carrier has information. Health information can be broken down into quantitative, observable inputs, such as smoking habits, blood pressure, and weight, which, along with the insured’s age, can be compared to observable data the insurance carrier has available. The carrier can then estimate the cash value of each policy. Since the cash value represents the amount of cash the Company would receive when the policies are paid, the cash value closely approximates the fair value of the policies. Accordingly, bank-owned life insurance is classified as Level 2.

Index

DEPOSIT LIABILITIES
The fair value of demand deposits, savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. Information about the rates paid by other institutions for deposits of similar terms is readily available, and rates are mainly influenced by the term of the deposit itself. As a result, fair value calculations are based on observable inputs, and are classified as Level 2.

SHORT-TERM BORROWINGS
The carrying amounts of federal funds purchased, overnight repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Since the contractual terms of these borrowings provide all information necessary to calculate the amounts that will be due at maturity, these liabilities are classified as Level 2.

LONG-TERM BORROWINGS
The fair values of the Company's long-term borrowings are estimated based on the current cost to repay the debt in full, discounted to current values and including any prepayment penalties that may apply. As the contractual terms of the borrowing provide all the necessary inputs for this calculation, long-term borrowings are classified as Level 2.

ACCRUED INTEREST
The calculation of accrued interest is based on readily observable information, such as the rate and term of the underlying asset or liability. Since these amounts are expected to be realized quickly (generally within 30 to 90 days), the carrying value approximates fair value and is classified as Level 2.

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2012 and December 31, 2011, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

Index

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and cash equivalents	$42,317	$42,317	$0	$0
Securities available-for-sale	329,456	0	329,456	0
Securities held-to-maturity	570	0	574	0
Restricted securities	2,562	0	2,562	0
Loans, net of allowances for loan losses	463,809	0	0	466,492
Bank owned life insurance	21,824	0	21,824	0
Accrued interest receivable	2,420	0	2,420	0

Liabilities
Deposits	$753,816	$0	$757,923	$0
Overnight repurchase agreements	35,946	0	35,946	0
Term repurchase agreements	1,280	0	1,282	0
Federal Home Loan Bank advances	25,000	0	28,681	0
Accrued interest payable	439	0	439	0

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and cash equivalents	$24,855	$24,855	$0	$0
Securities available-for-sale	236,599	0	236,599	0
Securities held-to-maturity	1,515	0	1,526	0
Restricted securities	3,451	0	3,451	0
Loans, net of allowances for loan losses	511,829	0	0	515,105
Bank owned life insurance	21,593	0	21,593	0
Accrued interest receivable	2,528	0	2,528	0

Liabilities
Deposits	$690,879	$0	$692,539	$0
Overnight repurchase agreements	35,001	0	35,001	0
Term repurchase agreements	1,480	0	1,481	0
Federal Home Loan Bank advances	35,000	0	39,341	0
Accrued interest payable	577	0	577	0

Index

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2012 and 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Capital		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2012:
Total Capital to Risk Weighted Assets:
Consolidated	$96,648	16.89%	$45,789	8.00%	N/A	N/A
Old Point National Bank	90,942	15.93%	45,668	8.00%	$57,085	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	89,491	15.64%	22,895	4.00%	N/A	N/A
Old Point National Bank	83,804	14.68%	22,834	4.00%	34,251	6.00%

Tier 1 Capital to Average Assets:
Consolidated	89,491	10.09%	35,466	4.00%	N/A	N/A
Old Point National Bank	83,804	9.50%	35,302	4.00%	44,128	5.00%

December 31, 2011:
Total Capital to Risk Weighted Assets:
Consolidated	$93,680	15.71%	$47,698	8.00%	N/A	N/A
Old Point National Bank	88,410	14.85%	47,627	8.00%	$59,534	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	86,214	14.46%	23,849	4.00%	N/A	N/A
Old Point National Bank	80,955	13.60%	23,814	4.00%	35,720	6.00%

Tier 1 Capital to Average Assets:
Consolidated	86,214	10.17%	33,900	4.00%	N/A	N/A
Old Point National Bank	80,955	9.60%	33,729	4.00%	42,161	5.00%

Index

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2013, without approval of the Comptroller, $6.0 million plus an additional amount equal to the Bank's and Trust’s retained net profits for 2013 up to the date of any dividend declaration.

NOTE 17, Segment Reporting

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

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

2012	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$32,544	$35	$4,267	$(4,266)	$32,580
Income from fiduciary activities	0	3,214	0	0	3,214
Other income	11,313	495	660	(723)	11,745
Total operating income	43,857	3,744	4,927	(4,989)	47,539

Expenses
Interest expense	5,775	0	6	(7)	5,774
Provision for loan losses	2,400	0	0	0	2,400
Salaries and employee benefits	17,668	2,172	500	0	20,340
Other expenses	13,372	954	240	(723)	13,843
Total operating expenses	39,215	3,126	746	(730)	42,357

Income before taxes	4,642	618	4,181	(4,259)	5,182

Income tax expense (benefit)	791	210	(6)	0	995

Net income	$3,851	$408	$4,187	$(4,259)	$4,187

Total assets	$903,454	$5,257	$89,300	$(90,512)	$907,499

Index

2011	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$36,207	$41	$3,633	$(3,630)	$36,251
Income from fiduciary activities	0	3,002	0	0	3,002
Other income	8,942	314	300	(362)	9,194
Total operating income	45,149	3,357	3,933	(3,992)	48,447

Expenses
Interest expense	6,716	0	12	(13)	6,715
Provision for loan losses	3,700	0	0	0	3,700
Salaries and employee benefits	16,574	2,044	521	0	19,139
Other expenses	13,755	906	241	(362)	14,540
Total operating expenses	40,745	2,950	774	(375)	44,094

Income before taxes	4,404	407	3,159	(3,617)	4,353

Income tax expense (benefit)	1,056	138	(131)	0	1,063

Net income	$3,348	$269	$3,290	$(3,617)	$3,290

Total assets	$845,323	$4,979	$85,989	$(86,787)	$849,504

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains or losses.

The Bank extended a line of credit to the Parent, which was primarily used to repurchase the Parent’s publicly traded stock. Interest was charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%. This loan was secured by a held-to-maturity security which matured in December of 2012. The Parent’s loan was paid off in the same month. Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.

Index

NOTE 18, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
Balance Sheets	2012	2011
	(in thousands)
Assets
Cash and cash equivalents	$220	$85
Securities held-to-maturity	0	145
Investment in common stock of subsidiaries	88,815	85,498
Other assets	265	261
Total assets	$89,300	$85,989

Liabilities and Stockholders' Equity
Note payable - subsidiary	$0	$124
Common stock	24,795	24,795
Additional paid-in capital	16,392	16,310
Retained earnings	48,305	45,109
Accumulated other comprehensive loss	(192)	(349)
Total liabilities and stockholders' equity	$89,300	$85,989

	Years Ended December 31,
Statements of Income	2012	2011
	(in thousands)
Income:
Dividends from subsidiary	$1,100	$800
Interest on investments	8	16
Other income	660	300
Total income	1,768	1,116
Expenses:
Salary and benefits	500	521
Legal expenses	66	56
Service fees	147	160
Other operating expenses	33	37
Total expenses	746	774
Income before income taxes and equity in undistributed net income of subsidiaries	1,022	342
Income tax benefit	6	131
	1,028	473
Equity in undistributed net income of subsidiaries	3,159	2,817
Net income	$4,187	$3,290

Index

	Years Ended December 31,
Statements of Cash Flows	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$4,187	$3,290
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,159)	(2,817)
Stock compensation expense	82	110
Increase in other assets	(4)	(10)
Decrease in other liabilities	(1)	0
Net cash provided by operating activities	1,105	573

Cash flows from investing activities: maturity of investment securities	145	137

Cash flows from financing activities:
Repayment of advances from subsidiaries	(124)	(120)
Exercise of stock options	0	284
Cash dividends paid on common stock	(991)	(991)
Net cash used in financing activities	(1,115)	(827)
Net increase (decrease) in cash and cash equivalents	135	(117)
Cash and cash equivalents at beginning of year	85	202
Cash and cash equivalents at end of year	$220	$85

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

Index

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders (the 2013 Proxy Statement) to be held on May 28, 2013.

Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2013 Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Executive Officers of the Registrant.” The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2013 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders.

A copy of the Code of Ethics will be provided free of charge, upon written request made to the Company’s secretary at 1 West Mellen Street, Hampton, Virginia 23663 or by calling (757) 728-1200. The Code of Ethics is also posted on the Company’s website at www.oldpoint.com in the “About” section under “Investor Relations” and then “Governance Documents” of the website. The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under “Waivers of or amendments to the Code of Ethics.” The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11. Executive Compensation

The information set forth under the captions “Compensation and Benefits Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2013 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement is incorporated herein by reference.

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2013 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption “Board Committees and Attendance” in the 2013 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the captions “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2013 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Consolidated Financial Statements
The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2012 and 2011
Consolidated Statements of Income – Years Ended December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows – Years Ended December 31, 2012 and 2011
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

10.5*	Directors' Compensation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 12, 2009)

Index

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Description of Management Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 12, 2009)

10.7.1*	2013 Target Bonuses and Performance Goals under the Management Incentive Plan (incorporated by reference to Form 8-K filed February 13, 2013)

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

10.11*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with Joseph R. Witt (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.12*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with New York Life Insurance and Annuity Corporation entered into with Eugene M. Jordan, II, Robert F. Shuford, Jr, and Joseph R. Witt (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 30, 2012)

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

101
The following materials from Old Point Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

* Denotes management contract.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.,
Chairman, President & Chief Executive Officer

Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Sr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Sr.	Principal Executive Officer

Date: March 29, 2013

/s/Laurie D. Grabow	Chief Financial Officer & Senior Vice President/Finance
Laurie D. Grabow	Principal Financial & Accounting Officer

Date: March 29, 2013

/s/James Reade Chisman*	Director
James Reade Chisman

/s/Richard F. Clark*	Director
Richard F. Clark

/s/Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/Michael A. Glasser*	Director
Michael A. Glasser

/s/Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/Stephen D. Harris*	Director
Stephen D. Harris

/s/John Cabot Ishon*	Director
John Cabot Ishon

/s/John B. Morgan, II*	Director
John B. Morgan, II

/s/Louis G. Morris*	Director
Louis G. Morris

/s/Robert L. Riddle*	Director
Robert L. Riddle

/s/Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

/s/Robert F. Shuford, Jr.*	Director
Robert F. Shuford, Jr.

/s/Ellen Clark Thacker*	Director
Ellen Clark Thacker

/s/Joseph R. Witt*	Director
Joseph R. Witt

  *By Robert F. Shuford, Sr., as Attorney in Fact

  Date: March 29, 2013