Form 10-Q
period 2013-03-31
OLD POINT FINANCIAL CORP
filed 2013-05-10
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.■ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).■ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes■ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,959,009 shares of common stock ($5.00 par value) outstanding as of April 30, 2013

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

(i)

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets

Cash and due from banks	$14,572,691	$15,982,070
Interest-bearing due from banks	29,152,940	24,732,329
Federal funds sold	1,229,308	1,602,847
Cash and cash equivalents	44,954,939	42,317,246
Securities available-for-sale, at fair value	321,644,564	329,455,812
Securities held-to-maturity (fair value approximates $573,271 and $573,500)	570,000	570,000
Restricted securities	2,378,100	2,561,900
Loans, net of allowance for loan losses of $7,259,337 and $7,324,310	450,251,305	463,808,457
Premises and equipment, net	34,059,110	32,528,350
Bank-owned life insurance	22,039,504	21,824,197
Foreclosed assets, net of valuation allowance of $1,755,615 and $1,870,285	6,021,003	6,573,398
Other assets	8,920,253	7,859,344
Total assets	$890,838,778	$907,498,704

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$176,862,350	$176,740,312
Savings deposits	272,963,549	268,252,782
Time deposits	297,414,596	308,822,642
Total deposits	747,240,495	753,815,736
Overnight repurchase agreements	26,339,287	35,945,800
Term repurchase agreements	1,281,372	1,279,574
Federal Home Loan Bank advances	25,000,000	25,000,000
Accrued expenses and other liabilities	2,750,768	2,157,558
Total liabilities	802,611,922	818,198,668

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,959,009 and 4,959,009 shares issued and outstanding	24,795,045	24,795,045
Additional paid-in capital	16,391,845	16,391,845
Retained earnings	48,957,976	48,304,609
Accumulated other comprehensive loss, net	(1,918,010)	(191,463)
Total stockholders' equity	88,226,856	89,300,036
Total liabilities and stockholders' equity	$890,838,778	$907,498,704

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$6,007,693	$7,068,777
Interest on due from banks	14,025	16,272
Interest on federal funds sold	460	303
Interest on securities:
Taxable	1,324,050	1,221,486
Tax-exempt	264,593	93,977
Dividends and interest on all other securities	18,095	21,377
Total interest and dividend income	7,628,916	8,422,192

Interest Expense:
Interest on savings deposits	87,186	94,055
Interest on time deposits	862,026	975,429
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	3,432	16,396
Interest on Federal Home Loan Bank advances	301,875	425,046
Total interest expense	1,254,519	1,510,926
Net interest income	6,374,397	6,911,266
Provision for loan losses	200,000	200,000
Net interest income, after provision for loan losses	6,174,397	6,711,266

Noninterest Income:
Income from fiduciary activities	899,805	826,646
Service charges on deposit accounts	996,600	1,030,305
Other service charges, commissions and fees	858,971	797,029
Income from bank-owned life insurance	215,307	223,680
Gain on sale of available-for-sale securities, net	0	314,395
Other operating income	142,586	75,830
Total noninterest income	3,113,269	3,267,885

Noninterest Expense:
Salaries and employee benefits	4,920,926	4,960,277
Occupancy and equipment	1,112,199	1,093,753
Data processing	421,576	382,527
FDIC insurance	183,061	280,838
Customer development	206,106	203,896
Legal and audit expense	111,124	183,930
Other outside service fees	96,378	152,386
Employee professional development	131,414	142,341
Postage and courier expense	122,865	124,327
Advertising	123,050	145,018
Stationery and supplies	120,309	104,535
Loss on write-down/sale of foreclosed assets	126,453	256,584
Other operating expense	550,341	519,026
Total noninterest expense	8,225,802	8,549,438
Income before income taxes	1,061,864	1,429,713
Income tax expense	160,547	351,412
Net income	$901,317	$1,078,301

Basic Earnings per Share:
Average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.18	$0.22

Diluted Earnings per Share:
Average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.18	$0.22

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended
	March 31,
	2013	2012
	(unaudited)

Net income	$901,317	$1,078,301
Other comprehensive loss, net of tax
Unrealized losses on securities
Unrealized holding losses arising during the period	(2,615,980)	(828,974)
Less reclassification adjustment for gains recognized in income	0	(314,395)
Less tax benefit	889,433	388,745
Net unrealized losses on securities	(1,726,547)	(754,624)

Comprehensive income (loss)	$(825,230)	$323,677

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
(unaudited)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

THREE MONTHS ENDED MARCH 31, 2013

Balance at beginning of period	4,959,009	$24,795,045	$16,391,845	$48,304,609	$(191,463)	$89,300,036
Net income	0	0	0	901,317	0	901,317
Other comprehensive loss, net of tax	0	0	0	0	(1,726,547)	(1,726,547)
Cash dividends ($0.05 per share)	0	0	0	(247,950)	0	(247,950)

Balance at end of period	4,959,009	$24,795,045	$16,391,845	$48,957,976	$(1,918,010)	$88,226,856

THREE MONTHS ENDED MARCH 31, 2012

Balance at beginning of period	4,959,009	$24,795,045	$16,309,983	$45,109,268	$(349,581)	$85,864,715
Net income	0	0	0	1,078,301	0	1,078,301
Other comprehensive loss, net of tax	0	0	0	0	(754,624)	(754,624)
Stock compensation expense	0	0	27,837	0	0	27,837
Cash dividends ($0.05 per share)	0	0	0	(247,951)	0	(247,951)

Balance at end of period	4,959,009	$24,795,045	$16,337,820	$45,939,618	$(1,104,205)	$85,968,278

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$901,317	$1,078,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	491,214	468,626
Provision for loan losses	200,000	200,000
Net gain on sale of available-for-sale securities	0	(314,395)
Net amortization of securities	673,161	208,011
Net loss on disposal of premises and equipment	0	52
Net loss on write-down/sale of foreclosed assets	126,453	256,584
Income from bank owned life insurance	(215,307)	(223,680)
Stock compensation expense	0	27,837
Deferred tax benefit	(2,704)	0
(Increase) decrease in other assets	(102,827)	48,619
Increase in other liabilities	593,210	739,879
Net cash provided by operating activities	2,664,517	2,489,834

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(7,164,550)	(68,215,929)
Proceeds from sales of restricted securities	183,800	0
Proceeds from maturities and calls of securities	10,651,658	15,088,270
Proceeds from sales of available-for-sale securities	1,035,000	20,609,131
Decrease in loans made to customers	12,818,201	29,587,544
Proceeds from sales of foreclosed assets	898,947	1,694,276
Purchases of premises and equipment	(2,021,974)	(377,520)
Net cash provided by (used in) investing activities	16,401,082	(1,614,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	122,038	2,343,969
Increase in savings deposits	4,710,767	9,487,471
Increase (decrease) in time deposits	(11,408,046)	4,150,765
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	(9,604,715)	3,253,126
Cash dividends paid on common stock	(247,950)	(247,951)
Net cash provided by (used in) financing activities	(16,427,906)	18,987,380

Net increase in cash and cash equivalents	2,637,693	19,862,986
Cash and cash equivalents at beginning of period	42,317,246	24,854,656
Cash and cash equivalents at end of period	$44,954,939	$44,717,642

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,293,520	$1,517,249

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized loss on securities available-for-sale	$(2,615,979)	$(1,143,371)
Loans transferred to foreclosed assets	$538,951	$0

See Notes to Consolidated Financial Statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2013 and December 31, 2012 and the results of operations, statement of comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

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

The Company is expanding the building of a current branch office. The Company signed a contract with a general contractor on April 19, 2012. The contract entitles the contractor to $2.1 million for Phase I of the construction, which includes site work and construction of the building shell. The Company signed an amendment to the contract with the general contractor on October 16, 2012 for the remainder of the construction. The revised contract entitles the contractor to $12.2 million for the construction of the building. As of the writing of this quarterly report on Form 10-Q, $4.5 million had been disbursed to the contractor. The Company anticipates that the total project will likely cost between $13.0 million and $15.0 million and be completed in the next twelve months.

On February 22, 2013, the Company completed the consolidation of two of its branches located in Williamsburg, Virginia. Because of their proximity, the branches were serving a customer base that could be more efficiently served by one branch. The value of furniture and equipment from the closed branch that has not been depreciated and needs to be redeployed or disposed of is less than $30 thousand.

Other than those discussed above, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

Index

Note 2. Securities
Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2013
Obligations of U.S. Government agencies	$570	$3	$0	$573

December 31, 2012
Obligations of U.S. Government agencies	$570	$4	$0	$574

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2013
Obligations of U.S. Government agencies	$35,377	$1,113	$(74)	$36,416
Obligations of state and political subdivisions	48,663	413	(814)	48,262
Mortgage-backed securities	235,505	1,165	(1,396)	235,274
Money market investments	697	0	0	697
Corporate bonds	1,000	0	(4)	996
Total	$321,242	$2,691	$(2,288)	$321,645

December 31, 2012
Obligations of U.S. Government agencies	$35,787	$1,314	$(13)	$37,088
Obligations of state and political subdivisions	43,276	712	(214)	43,774
Mortgage-backed securities	246,132	1,966	(743)	247,355
Money market investments	541	0	0	541
Corporate bonds	700	0	(2)	698
Total	$326,436	$3,992	$(972)	$329,456

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

The Company has not recorded impairment charges through income on securities for the quarter ended March 31, 2013 or the year ended December 31, 2012.

TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated. The Company had no held-to-maturity securities with unrealized losses at March 31, 2013 or December 31, 2012.

	March 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
	Losses	Value	Losses	Value	Losses	Value	Securities
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$74	$4,935	$0	$0	$74	$4,935	1
Obligations of state and political subdivisions	814	29,063	0	0	814	29,063	46
Mortgage-backed securities	1,396	140,147	0	0	1,396	140,147	13
Corporate bonds and other securities	4	696	0	0	4	696	7
Total securities available-for-sale	$2,288	$174,841	$0	$0	$2,288	$174,841	67

Index

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross		Gross		Gross		Number
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	of
	Losses	Value	Losses	Value	Losses	Value	Securities
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$13	$5,103	$0	$0	$13	$5,103	1
Obligations of state and political subdivisions	214	9,535	0	0	214	9,535	24
Mortgage-backed securities	743	104,066	0	0	743	104,066	9
Corporate bonds and other securities	2	700	0	0	2	700	2
Total securities available-for-sale	$972	$119,404	$0	$0	$972	$119,404	36

Certain investments within the Company’s portfolio had unrealized losses at March 31, 2013 and December 31, 2012, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2013 or December 31, 2012.

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

Note 3. Loans and the Allowance for Loan Losses
The following is a summary of the balances in each class of the Company’s loan portfolio as of the dates indicated:

	March 31,	December 31,
	2013	2012
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$76,650	$77,267
Commercial	271,246	274,613
Construction	11,953	12,005
Second mortgages	13,799	14,315
Equity lines of credit	32,173	32,327
Total mortgage loans on real estate	405,821	410,527
Commercial loans	27,464	25,341
Consumer loans	11,955	13,146
Other	12,270	22,119
Total loans	457,510	471,133
Less: Allowance for loan losses	(7,259)	(7,324)
Loans, net of allowance and deferred fees	$450,251	$463,809

Index

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $661 thousand and $1.6 million at March 31, 2013 and December 31, 2012, respectively.

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of March 31, 2013
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$69,579	$1,643	$5,428	$76,650
Commercial	254,519	4,212	12,515	271,246
Construction	8,791	177	2,985	11,953
Second mortgages	12,289	1,178	332	13,799
Equity lines of credit	31,597	192	384	32,173
Total mortgage loans on real estate	376,775	7,402	21,644	405,821
Commercial loans	26,092	148	1,224	27,464
Consumer loans	11,875	0	80	11,955
Other	12,270	0	0	12,270
Total	$427,012	$7,550	$22,948	$457,510

Credit Quality Information
As of December 31, 2012
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$70,961	$1,711	$4,595	$77,267
Commercial	258,195	6,781	9,637	274,613
Construction	8,651	254	3,100	12,005
Second mortgages	13,488	242	585	14,315
Equity lines of credit	31,704	239	384	32,327
Total mortgage loans on real estate	382,999	9,227	18,301	410,527
Commercial loans	23,997	209	1,135	25,341
Consumer loans	13,042	0	104	13,146
Other	22,119	0	0	22,119
Total	$442,157	$9,436	$19,540	$471,133

As of March 31, 2013 and December 31, 2012 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of March 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$497	$108	$3,551	$4,156	$72,494	$76,650	$88
Commercial	1,948	0	721	2,669	268,577	271,246	0
Construction	35	0	2,880	2,915	9,038	11,953	0
Second mortgages	25	0	210	235	13,564	13,799	38
Equity lines of credit	89	0	287	376	31,797	32,173	0
Total mortgage loans on real estate	2,594	108	7,649	10,351	395,470	405,821	126
Commercial loans	10	48	0	58	27,406	27,464	0
Consumer loans	110	24	0	134	11,821	11,955	0
Other	41	7	4	52	12,218	12,270	4
Total	$2,755	$187	$7,653	$10,595	$446,915	$457,510	$130

Age Analysis of Past Due Loans as of December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,115	$0	$3,783	$4,898	$72,369	$77,267	$348
Commercial	207	0	724	931	273,682	274,613	0
Construction	140	0	2,925	3,065	8,940	12,005	0
Second mortgages	113	0	544	657	13,658	14,315	60
Equity lines of credit	90	0	287	377	31,950	32,327	0
Total mortgage loans on real estate	1,665	0	8,263	9,928	400,599	410,527	408
Commercial loans	275	13	122	410	24,931	25,341	25
Consumer loans	85	22	11	118	13,028	13,146	11
Other	54	7	3	64	22,055	22,119	3
Total	$2,079	$42	$8,399	$10,520	$460,613	$471,133	$447

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

	March 31, 2013	December 31, 2012
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$3,635	$3,663
Commercial	2,989	3,037
Construction	2,880	3,065
Second mortgages	172	484
Equity lines of credit	287	286
Total mortgage loans on real estate	9,963	10,535
Commercial loans	21	97
Consumer loans	4	0
Total	$9,988	$10,632

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Quarter Ended March 31,
	2013	2012
	(in thousands)
Interest income that would have been recorded under original loan terms	$140	$275
Actual interest income recorded for the period	20	32
Reduction in interest income on nonaccrual loans	$120	$243

TROUBLED DEBT RESTRUCTURINGS
The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company defines a TDR as nonperforming if the TDR is in nonaccrual status or 30 days or more past due at the report date.

When the Company modifies a loan, management evaluates any possible impairment as stated in the impaired loan section below.

Index

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Three Months Ended March 31, 2013
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on March 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	1	$391	$391	$391
Commercial	1	207	207	207
Total	2	$598	$598	$598

Troubled Debt Restructurings by Class
For the Three Months Ended March 31, 2012
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on March 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	1	$93	$60	$57
Commercial	1	539	506	474
Second mortgages	4	689	498	474
Total	6	$1,321	$1,064	$1,005

The two loans restructured in the first quarter of 2013 were both given below-market rates for debt with similar risk characteristics. The restructurings during the first quarter of 2012 were given principal reductions.

The following tables presents TDRs for which there was a payment default where the default occurred within twelve months of restructuring, as of the dates indicated:

Restructurings that Subsequently Defaulted
As of March 31, 2013
(in thousands)
Recorded Investment in Defaulting Loans
Mortgage loans on real estate:
Commercial	$1,855

Restructurings that Subsequently Defaulted
As of March 31, 2012
(in thousands)
Recorded Investment in Defaulting Loans
Mortgage loans on real estate:
Residential 1-4 family	$57
Second mortgages	474
Total mortgage loans on real estate	531
Total	$531

The payment defaults in the tables above are factored into the determination of the allowance for loan losses as of the periods indicated. The defaulting loans are included in the impaired loan analysis, as discussed below.

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

The following table includes the recorded investment and unpaid principal balances (a portion of which may have been charged off) for impaired loans with the associated allowance amount, if applicable, as of the dates presented. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized for the periods presented. The average balances are calculated based on daily average balances.

Impaired Loans by Class
(in thousands)
	As of March 31, 2013				For the three months ended March 31, 2013
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,396	$1,952	$3,166	$200	$5,186	$14
Commercial	13,770	4,820	6,022	910	10,954	148
Construction	3,639	2,880	0	0	2,898	0
Second mortgages	1,358	269	1,024	53	1,303	14
Equity lines of credit	449	287	50	50	336	1
Total mortgage loans on real estate	$24,612	$10,208	$10,262	$1,213	$20,677	$177
Commercial loans	21	21	0	0	25	0
Consumer loans	20	20	0	0	20	1
Total	$24,653	$10,249	$10,262	$1,213	$20,722	$178

Index

Impaired Loans by Class
(in thousands)
	As of December 31, 2012				For the year ended December 31, 2012
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,100	$681	$3,235	$226	$2,354	$136
Commercial	12,459	3,741	5,817	180	10,151	242
Construction	3,782	3,064	0	0	3,320	(9)
Second mortgages	695	583	47	5	542	12
Equity lines of credit	370	286	0	0	391	(2)
Total mortgage loans on real estate	$21,406	$8,355	$9,099	$411	$16,758	$379
Commercial loans	117	0	97	33	104	(14)
Consumer loans	17	17	0	0	26	1
Total	$21,540	$8,372	$9,196	$444	$16,888	$366

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

Index

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At March 31, 2013 and December 31, 2012, the historical loss percentage was based on losses sustained in each segment of the portfolio over the previous eight quarters.

Management also provides an allocated component of the allowance for loans that are classified as impaired. An allocated allowance is established when the discounted value of future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan.

Based on credit risk assessments and management’s analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.3 million adequate to cover loan losses inherent in the loan portfolio at March 31, 2013.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
	(in thousands)
For the Three Months Ended March 31, 2013	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$677	$187	$6,179	$204	$77	$7,324
Charge-offs	(106)	(64)	(169)	(31)	(48)	(418)
Recoveries	29	3	84	21	16	153
Provision for loan losses	579	47	(393)	(14)	(19)	200
Ending balance	$1,179	$173	$5,701	$180	$26	$7,259
Ending balance individually evaluated for impairment	$0	$0	$1,213	$0	$0	$1,213
Ending balance collectively evaluated for impairment	1,179	173	4,488	180	26	6,046
Ending balance	$1,179	$173	$5,701	$180	$26	$7,259
Loan Balances:
Ending balance individually evaluated for impairment	$21	$2,880	$17,590	$20	$0	$20,511
Ending balance collectively evaluated for impairment	27,443	9,073	376,278	11,935	12,270	436,999
Ending balance	$27,464	$11,953	$393,868	$11,955	$12,270	$457,510

Index

For the Year Ended December 31, 2012	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,011	$323	$6,735	$300	$129	$8,498
Charge-offs	(138)	(831)	(2,554)	(259)	(187)	(3,969)
Recoveries	67	30	162	70	66	395
Provision for loan losses	(263)	665	1,836	93	69	2,400
Ending balance	$677	$187	$6,179	$204	$77	$7,324
Ending balance individually evaluated for impairment	$33	$0	$411	$0	$0	$444
Ending balance collectively evaluated for impairment	644	187	5,768	204	77	6,880
Ending balance	$677	$187	$6,179	$204	$77	$7,324
Loan Balances:
Ending balance individually evaluated for impairment	$97	$3,064	$14,390	$17	$0	$17,568
Ending balance collectively evaluated for impairment	25,244	8,941	384,132	13,129	22,119	453,565
Ending balance	$25,341	$12,005	$398,522	$13,146	$22,119	$471,133

CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in the Company’s accounting methodology for the allowance for loan losses in the first three months of 2013.

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

There were no options granted in the first three months of 2013.

On March 9, 2008, the Company’s 1998 Stock Option Plan expired. Options to purchase 154,460 shares of common stock were outstanding under the Company’s 1998 Stock Option Plan at March 31, 2013. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option activity for the three months ended March 31, 2013 is summarized below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(in years)	(in thousands)
Options outstanding, January 1, 2013	156,960	$21.63
Granted	0	0
Exercised	0	0
Canceled or expired	(2,500)	21.94
Options outstanding, March 31, 2013	154,460	$21.63	3.21	$0
Options exercisable, March 31, 2013	154,460	$21.63	3.21	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on changes in the market value of the Company’s common stock. As of March 31, 2013, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company’s common stock.

Index

No options were exercised during the three months ended March 31, 2013.

As of March 31, 2013, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Note 5. Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended March 31,	2013	2012
	Pension Benefits
Interest cost	$62,983	$71,750
Expected return on plan assets	(88,399)	(97,500)
Amortization of net loss	74,524	56,250
Net periodic pension plan cost	$49,108	$30,500

At March 31, 2013, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2013.

Note 6. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – OTHER COMPREHENSIVE INCOME
The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended March 31,		Affected Line Item on Consolidated Statement of Income
	2013	2012
Available-for-sale securities
Realized gains on sales of securities	$0	$314	Gain on sale of available-for-sale securities, net
Tax effect	0	(107)	Income tax expense
	$0	$207	Net of tax

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, as of the periods indicated:

	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

THREE MONTHS ENDED MARCH 31, 2013

Balance at beginning of period	$1,993	$(2,184)	$(191)
Net change for the quarter	(1,727)	0	(1,727)
Balance at end of period	$266	$(2,184)	$(1,918)

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

Index

The Company did not include an average of 154 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first three months of 2013 because they were antidilutive.

Note 7. Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in its consolidated financial statements.

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

In estimating the fair value of assets and liabilities, the Company relies mainly on two models. The first model, used by the Company’s bond accounting company, determines the fair value of securities. Securities are priced based on an evaluation of observable market data, including benchmark yield curves, reported trades, broker/dealer quotes, and issuer spreads. Pricing is also impacted by credit information about the issuer, perceived market movements, and current news events impacting the individual sectors. For assets other than securities and for all liabilities, fair value is determined using the Company’s asset/liability modeling software. The software uses current yields, anticipated yield changes, and estimated duration of assets and liabilities to calculate fair value.

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

Index

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2013 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$36,416	$0	$36,416	$0
Obligations of state and political subdivisions	48,262	0	48,262	0
Mortgage-backed securities	235,274	0	235,274	0
Money market investments	697	0	697	0
Corporate bonds	996	0	996	0
Total available-for-sale securities	$321,645	$0	$321,645	$0

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	37,088	0	37,088	0
Obligations of state and political subdivisions	43,774	0	43,774	0
Mortgage-backed securities	247,355	0	247,355	0
Money market investments	541	0	541	0
Corporate bonds	698	0	698	0
Total available-for-sale securities	$329,456	$0	$329,456	$0

Index

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of fair value and loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the loan’s expected future cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

The value of real estate collateral is determined utilizing an income, market, or cost valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company. In the case of loans with lower balances, the Company may obtain a real estate evaluation instead of an appraisal. Evaluations utilize many of the same techniques as appraisals, and are typically performed by independent appraisers. Once received, appraisals and evaluations are reviewed by trained staff independent of the lending function to verify consistency and reasonability. Appraisals and evaluations are based on significant unobservable inputs, including but not limited to: adjustments made to comparable properties, judgments about the condition of the subject property, the availability and suitability of comparable properties, capitalization rates, projected income of the subject or comparable properties, vacancy rates, projected depreciation rates, and the state of the local and regional economy. The Company may also elect to make additional reductions in the collateral value based on management’s best judgment, which represents another source of unobservable inputs. Because of the subjective nature of collateral valuation, impaired loans are considered Level 3.

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

		Carrying Value at March 31, 2013 Using
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$2,966	$0	$0	$2,966
Commercial	2,876	0	0	2,876
Second mortgages	971	0	0	971
Total	$6,813	$0	$0	$6,813

Foreclosed assets
Residential 1-4 family	$431	$0	$0	$431
Commercial	1,825	0	0	1,825
Construction	3,765	0	0	3,765
Total	$6,021	$0	$0	$6,021

		Carrying Value at December 31, 2012 Using
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$3,009	$0	$0	$3,009
Commercial	2,271	0	0	2,271
Second mortgages	42	0	0	42
Total mortgage loans on real estate	$5,322	$0	$0	$5,322
Commercial loans	64	0	0	64
Total	$5,386	$0	$0	$5,386

Foreclosed assets
Residential 1-4 family	$676	$0	$0	$676
Commercial	2,094	0	0	2,094
Construction	3,804	0	0	3,804
Total	$6,574	$0	$0	$6,574

Index

The following table displays quantitative information about Level 3 Fair Value Measurements as of the date indicated (dollars in thousands):

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at March 31, 2013 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	2,966	Market comparables	Selling costs	6%
Commercial real estate	2,876	Market comparables	Selling costs	6% - 20%(10%)
			Age of appraisal	46%
Second mortgages	971	Market comparables	Selling costs	6%

Foreclosed assets
Residential 1-4 family	431	Market comparables	Selling costs	6% - 10% (6%)
Commercial	1,825	Market comparables	Selling costs	6% - 10% (6%)
Construction	3,765	Market comparables	Selling costs	6% - 10% (6%)

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2012 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	3,009	Market comparables	Differences in comparables	0% - 5% (5%)
			Selling costs	4.75% - 6% (6%)
Commercial real estate	2,271	Market comparables	Selling costs	0% - 6% (4%)
Second mortgages	42	Market comparables	Selling costs	6%
Commercial loans	64	Market comparables	Differences in comparables	25%

Foreclosed assets
Residential 1-4 family	676	Market comparables	Selling costs	6% - 10% (6%)
Commercial	2,094	Market comparables	Selling costs	6% - 10% (6%)
Construction	3,804	Market comparables	Selling costs	6% - 10% (6%)

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

Index

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

BANK-OWNED LIFE INSURANCE
Bank-owned life insurance represents insurance policies on certain current and former officers of the Company. The cash value of the policies is estimated using information provided by the insurance carrier. The insurance carrier uses actuarial data to estimate the value of each policy, based on the age and health of the insured relative to other individuals about whom the carrier has information. Health information can be broken down into quantitative, observable inputs, such as smoking habits, blood pressure, and weight, which, along with the insured’s age, can be compared to observable data the insurance carrier has available. The carrier can then estimate the cash value of each policy. Since the cash value represents the amount of cash the Company would receive when the policies are paid, the cash value closely approximates the fair value of the policies. Accordingly, bank-owned life insurance is classified as Level 2.

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2013 and December 31, 2012, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

Index

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2013 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$44,955	$44,955	$0	$0
Securities available-for-sale	321,645	0	321,645	0
Securities held-to-maturity	570	0	573	0
Restricted securities	2,378	0	2,378	0
Loans, net of allowances for loan losses	450,251	0	0	457,364
Bank owned life insurance	22,040	0	22,040	0
Accrued interest receivable	2,484	0	2,484	0

Liabilities
Deposits	$747,240	$0	$751,902	$0
Overnight repurchase agreements	26,339	0	26,339	0
Term repurchase agreements	1,281	0	1,282	0
Federal Home Loan Bank advances	25,000	0	28,417	0
Accrued interest payable	400	0	400	0

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$42,317	$42,317	$0	$0
Securities available-for-sale	329,456	0	329,456	0
Securities held-to-maturity	570	0	574	0
Restricted securities	2,562	0	2,562	0
Loans, net of allowances for loan losses	463,809	0	0	466,492
Bank owned life insurance	21,824	0	21,824	0
Accrued interest receivable	2,420	0	2,420	0

Liabilities
Deposits	$753,816	$0	$757,923	$0
Overnight repurchase agreements	35,946	0	35,946	0
Term repurchase agreements	1,280	0	1,282	0
Federal Home Loan Bank advances	25,000	0	28,681	0
Accrued interest payable	439	0	439	0

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended March 31, 2013
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,620,028	$9,277	$961,562	$(961,951)	$7,628,916
Income from fiduciary activities	0	899,805	0	0	899,805
Other income	2,118,122	110,768	50,100	(65,526)	2,213,464
Total operating income	9,738,150	1,019,850	1,011,662	(1,027,477)	10,742,185

Expenses
Interest expense	1,254,908	0	0	(389)	1,254,519
Provision for loan losses	200,000	0	0	0	200,000
Salaries and employee benefits	4,293,922	516,050	110,954	0	4,920,926
Other expenses	3,122,462	217,519	30,421	(65,526)	3,304,876
Total operating expenses	8,871,292	733,569	141,375	(65,915)	9,680,321

Income before taxes	866,858	286,281	870,287	(961,562)	1,061,864

Income tax expense (benefit)	94,408	97,169	(31,030)	0	160,547

Net income	$772,450	$189,112	$901,317	$(961,562)	$901,317

Total assets	$886,584,818	$5,491,165	$88,229,091	$(89,466,296)	$890,838,778

Index

	Three Months Ended March 31, 2012
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$8,412,294	$9,584	$1,092,404	$(1,092,090)	$8,422,192
Income from fiduciary activities	0	826,646	0	0	826,646
Other income	2,352,677	104,338	165,000	(180,776)	2,441,239
Total operating income	10,764,971	940,568	1,257,404	(1,272,866)	11,690,077

Expenses
Interest expense	1,511,220	0	1,567	(1,861)	1,510,926
Provision for loan losses	200,000	0	0	0	200,000
Salaries and employee benefits	4,288,536	537,013	134,728	0	4,960,277
Other expenses	3,486,413	245,316	38,208	(180,776)	3,589,161
Total operating expenses	9,486,169	782,329	174,503	(182,637)	10,260,364

Income before taxes	1,278,802	158,239	1,082,901	(1,090,229)	1,429,713

Income tax expense (benefit)	293,179	53,633	4,600	0	351,412

Net income	$985,623	$104,606	$1,078,301	$(1,090,229)	$1,078,301

Total assets	$865,301,605	$5,147,172	$86,099,666	$(86,966,075)	$869,582,368

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2012 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

Note 10. Commitments and Contingencies
There have been no material changes in the Company’s commitments and contingencies from those disclosed in the Company’s 2012 annual report on Form 10-K. For a discussion of the Company’s branch office expansion, see Note 1 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability, the net interest margin, strategies for managing the net interest margin and the expected impact of such efforts, liquidity, the loan portfolio and expected trends in the quality of the loan portfolio, the allowance and provision for loan losses, the securities portfolio, interest rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, noninterest expense (and components of noninterest expense), lease expense, the cost of expanding a current office building, noninterest income (and components of noninterest income), income taxes, expected impact of efforts to restructure the balance sheet, expected yields on the loan and securities portfolios, expected rates on interest-bearing liabilities, market risk, expected effects of the federal government’s automatic spending cuts (commonly known as sequestration), business and growth strategies, investment strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

Index

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the effects of the sequestration on the Company’s service area and the allowance for loan losses, the quality or composition of the loan or investment portfolios, the effects of management’s investment strategy, the adequacy of the Company’s credit quality review processes, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, FDIC premiums and/or assessments, demand for loan products, levels of noninterest income and expense, deposit flows, competition, adequacy of the allowance for loan losses and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

The Company has experienced reduced earnings due to the recent recession and the stagnation of the current economic recovery. The current economic climate has led to a reduction in quality loan growth, which has led to a reduction in the loan portfolio and corresponding increase in the securities portfolio.

In July 2010, the President signed into law the Dodd-Frank Act, which implements far-reaching changes across the financial regulatory landscape. It is not clear what other impacts the Dodd-Frank Act, regulations promulgated thereunder and other regulatory initiatives of the Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry.

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company’s 2012 annual report on Form 10-K, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

General
The Company is the parent company of the Bank and Trust. The Bank is a locally managed community bank serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank currently has 20 branch offices. In the first quarter of 2013 the Bank completed its combination two of its branches located in Williamsburg. Trust is a wealth management services provider.

Critical Accounting Policies and Estimates
As of March 31, 2013, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2012 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses. For a discussion of the Company’s policies for calculating the allowance for loan losses, see Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

Earnings Summary
Net income for the first quarter of 2013 was $901 thousand or $0.18 per diluted share as compared to net income of $1.1 million or $0.22 per diluted share for the first quarter of 2012. Net income for the first quarter of 2013 was $177 thousand less than the first quarter of 2012. While interest and noninterest expense were lower in the first quarter of 2013 than in 2012, the reduction in expense was not sufficient to offset the lower levels of income in 2013 compared to 2012. Several categories of interest and noninterest income were lower in the first quarter of 2013 than in 2012, including net gain on sale of securities, which was $314 thousand in the first quarter of 2012 as compared to no net gain in the first quarter of 2013. This difference was primarily attributable to a restructuring of the securities portfolio during 2012. In 2013, the Company is focusing on the liabilities side of the balance sheet to reduce high-cost deposits. Management expects to continue this strategy until loan demand increases.

Index

Net interest income after the provision for loan losses was $537 thousand less in the first quarter of 2013 as compared to 2012, mainly due to lower total interest income on loans. In contrast, noninterest expense was $324 thousand lower in the first quarter of 2013 as compared to the first quarter of 2012. The largest decreases in noninterest expense in the first quarter of 2013 as compared to the first quarter of 2012 were in losses on sale of foreclosed assets, FDIC insurance premiums, and legal and audit expenses.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Although both total interest and dividend income and total interest expense decreased during the three months ended March 31, 2013, as compared to the same period in 2012, total interest and dividend income decreased more than total interest expense, causing net interest income to decrease for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Net interest income, on a fully tax-equivalent basis, was $6.5 million in the first quarter of 2013, a decrease of $462 thousand from the first quarter of 2012. The net interest margin was 3.19% in the first quarter of 2013, 40 basis points lower than the 3.59% net interest margin in the equivalent period in 2012. While the average rate on liabilities continues to decrease, the rate of change slowed over the last year as most longer-term deposits had already repriced. In addition, the average yield on loans decreased from 5.72% for the first quarter of 2012 to 5.20% for the first quarter of 2013, as higher-yielding loans paid off or were renewed at current, lower rates. More significantly, the composition of earning assets has shifted: as average total loans have decreased from a lack of quality loan demand, a larger percent of earning assets have been invested in lower-yielding investment securities. Because investment securities typically yield less than loans, this shift to lower-yielding investment securities continues to negatively impact the Company’s net interest margin in 2013.

Tax-equivalent interest income decreased by $718 thousand in the first quarter of 2013 compared to the same period of 2012. Average earning assets for the first quarter of 2013 increased $40.2 million compared to the same period in 2012. Interest expense decreased $256 thousand for the first quarter of 2013 as compared to the first quarter of 2012. The decrease in interest expense is primarily a result of the 21 basis-point decrease in the average rate on interest-bearing liabilities for first three months of 2013 compared to the same period in 2012.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through March 31, 2013. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow as a high percentage of the Company’s interest-bearing liabilities have already repriced. Management also believes that the average yield on loans will continue to decline due to increased competition for loans in the Company’s markets, and as loans are renewed or refinanced at lower current market rates.

Index

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
For the quarter ended March 31,
	2013			2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(dollars in thousands)
ASSETS
Loans*	$463,268	$6,017	5.20%	$495,619	$7,090	5.72%
Investment securities:
Taxable	285,236	1,324	1.86%	230,691	1,221	2.12%
Tax-exempt*	40,086	401	4.00%	13,928	143	4.11%
Total investment securities	325,322	1,725	2.12%	244,619	1,364	2.23%
Interest-bearing due from banks	23,912	14	0.23%	31,290	17	0.22%
Federal funds sold	1,932	0	0.00%	1,955	0	0.00%
Other investments	3,574	18	2.01%	4,373	21	1.92%
Total earning assets	818,008	$7,774	3.80%	777,856	$8,492	4.37%
Allowance for loan losses	(7,412)			(8,595)
Other nonearning assets	82,777			80,808
Total assets	$893,373			$850,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,037	$2	0.07%	$11,163	$2	0.07%
Money market deposit accounts	195,103	71	0.15%	172,402	79	0.18%
Savings accounts	58,018	14	0.10%	51,096	13	0.10%
Time deposits, $100,000 or more	135,786	396	1.17%	125,393	415	1.32%
Other time deposits	168,356	466	1.11%	170,702	561	1.31%
Total time and savings deposits	568,300	949	0.67%	530,756	1,070	0.81%
Federal funds purchased, repurchase agreements and other borrowings	32,405	4	0.05%	32,763	16	0.20%
Federal Home Loan Bank advances	25,000	302	4.83%	35,000	425	4.86%
Total interest-bearing liabilities	625,705	1,255	0.80%	598,519	1,511	1.01%
Demand deposits	176,249			163,293
Other liabilities	2,889			1,899
Stockholders' equity	88,530			86,358
Total liabilities and stockholders' equity	$893,373			$850,069
Net interest margin		$6,519	3.19%		$6,981	3.59%

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

The provision for loan losses was $200 thousand in the first quarter of 2013 and 2012. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses. Due to its concerns regarding the possible negative consequences of sequestration on local economic conditions and on borrowers’ ability to repay loans, management maintained the provision in the first quarter of 2013 at the same level as the first quarter of 2012. Management believed this was appropriate even though net charge-offs were $345 thousand lower and total loans were $13.6 million lower in the first quarter of 2013 as compared to the first quarter of 2012.

Index

Net loans charged off were $265 thousand for the first quarter of 2013 as compared to $611 thousand for the first quarter of 2012. On an annualized basis, net loan charge-offs were 0.23% of total loans for the first three months of 2013 compared with 0.50% for the same period in 2012. Net loans charged off for the first three months of 2013 were relatively low as compared to net charge-offs of the past few years. Management anticipates that net charge-offs for the second quarter of 2013 will be below the elevated level of net charge-offs that occurred in 2010 and 2011 due to stabilization of the economy and housing prices. If the sequestration has negative consequences that are more severe than those currently expected by management, borrowers may be less likely to repay loans, net charge-offs may increase, and higher contributions to the allowance for loan losses in the form of increased provisions may be necessary.

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

Index

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	March 31,	December 31,	Increase
	2013	2012	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$21	$97	$(76)
Real estate-construction	2,880	3,065	(185)
Real estate-mortgage (1)	7,083	7,470	(387)
Consumer loans	4	0	4
Total nonaccrual loans	$9,988	$10,632	$(644)
Loans past due 90 days or more and accruing interest
Commercial	$0	$25	$(25)
Real estate-mortgage (1)	126	408	(282)
Consumer loans	0	11	(11)
Other	4	3	1
Total loans past due 90 days or more and accruing interest	$130	$447	$(317)
Restructured loans
Real estate-mortgage (1)	$9,350	$8,810	$540
Consumer loans	16	16	0
Total restructured loans	$9,366	$8,826	$540
Less nonaccrual restructured loans (included above)	1,855	1,908	(53)
Less restructured loans currently in compliance (2)	7,511	6,918	593
Net nonperforming, accruing restructured loans	$0	$0	$0

Foreclosed assets
Construction, land development, and other land	$3,765	3,804	$(39)
1-4 family residential properties	431	676	(245)
Nonfarm nonresidential properties	1,825	2,094	(269)
	$6,021	$6,574	$(553)

Total nonperforming assets	$16,139	$17,653	$(1,514)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) As of the dates presented, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of March 31, 2013 were $16.1 million, $1.5 million lower than nonperforming assets as of December 31, 2012. The nonperforming assets category of nonaccrual loans decreased $644 thousand and foreclosed assets decreased by $553 thousand, when comparing the balances as of March 31, 2013 to December 31, 2012.

The majority of the balance of nonaccrual loans at March 31, 2013 was related to a few large credit relationships. Of the $10.0 million of nonaccrual loans at March 31, 2013, $8.2 million or approximately 82.31% was comprised of four credit relationships: $2.9 million, $2.8 million, $1.8 million, and $721 thousand. The loans that make up the nonaccrual balance have been written down to their net realizable value. As shown in the table above, the majority of the nonaccrual loans were collateralized by real estate at March 31, 2013 and December 31, 2012. The increase in troubled debts restructured between December 31, 2012 and March 31, 2013 was due to the Company’s efforts to modify problem credits to assist borrowers and return the loans to performing status.

Index

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. The quality of the Company’s loan portfolio has continued to improve over the past few years, with nonperforming assets generally stabilizing as troubled borrowers’ finances have improved and troubled loans have been charged off or sold. Management remains cautious about the future and is well aware that if the economy does not continue to improve, nonperforming assets could increase in future periods. As was seen in prior years, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

As of March 31, 2013, the allowance for loan losses was 44.98% of nonperforming assets and 71.74% of nonperforming loans. The allowance for loan losses as a percentage of nonperforming assets and nonperforming loans increased slightly between March 31, 2013 and December 31, 2012 due to management concerns about the possible negative consequences of sequestration on local economic conditions and on borrowers’ ability to repay loans. These percentages could increase further if the effects of sequestration on the Company’s loan portfolio require increases in the allowance for loan losses.

Allowance for Loan Losses
The allowance for loan losses is based on several components. Historical loss is one of these components. Historical loss is based on the Company’s loss experience during the past eight quarters, which management believes reflects the risk related to each segment of loans in the current economic environment. The historical loss component of the allowance amounted to $4.4 million and $5.4 million as of March 31, 2013 and December 31, 2012, respectively. This decrease is primarily due to lower charge-offs for the first three months of 2013 as compared to the level of charge-offs in certain quarters included in past historical loss periods. The Company uses a rolling eight-quarter average to calculate the historical loss component of the allowance, so higher charge-offs in the first three months of 2011 are no longer included in the calculation as of March 31, 2013, which has caused the historical loss component to decrease.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2013 and December 31, 2012, the impaired loan component of the allowance for loan losses amounted to $1.2 million and $444 thousand, respectively. As shown in the impaired loan tables in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the recorded investment in impaired loans at March 31, 2013 was $20.5 million, compared to a recorded investment in impaired loans at December 31, 2012 of $17.6 million. As of March 31, 2013, the impaired loan component of the allowance increased by $756 thousand as compared to the component’s balance as of December 31, 2012. The recorded investment in impaired loans increased, while at the same time, some of the loans added to the impairment calculation had loan balances that were in excess of the estimated appraised values. Therefore, the total amount of the impairment associated with those loans increased and a larger allocation was appropriate

Index

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. The qualitative component of the allowance amounted to $1.6 million and $1.5 million as of March 31, 2013 and December 31, 2012, respectively. The major reason for the increase in this component, even though there was a decrease in total loans, is management’s concern about the possible negative consequences of sequestration.

As a result of management’s analysis, the Company added, through the provision, $200 thousand to the allowance for loan losses in the three months ended March 31, 2013. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. If sequestration results in increased historical loss rates, increases in impairment analyses or changes in certain qualitative factors related to the economic conditions, the current level of the allowance for loan losses may be insufficient and increases in the allowance may be needed to account for the effects of sequestration.

Noninterest Income
For the first quarter of 2013, noninterest income decreased by $155 thousand when compared to the same period in 2012. The reason for the decrease is that in 2012 the Company restructured a portion of its investment portfolio to improve the portfolio’s cash flow and increase its yields. Due to the restructuring, $314 thousand in net gain on available-for-sale securities was posted to income in the first quarter of 2012. There was no net gain on sale of securities in the first quarter of 2013 because management has, as of the writing of this quarterly report on Form 10-Q, completed its restructuring of the securities portfolio.

Although the Company has not posted any income related to gains on the sale of available-for-sale securities, increases occurred in other categories of noninterest income when comparing the first quarter to 2013 to the same period in 2012. Noninterest income improved in the categories of income from fiduciary activities, other service charges, commissions and fees and other operating income. Income from fiduciary activities increased $73 thousand for the first quarter of 2013 as compared to the same period in 2012 as Trust continues to open new accounts. In addition, because most account fees are tied to the market value of account assets, improvement in the equities market yielded higher fee income to Trust. Other service charges, commissions and fees grew $62 thousand for the first quarter of 2013 over the same period in 2012. The increase in other service charges, commissions and fees was due to increased revenues from merchant processing services and investment brokerage services. Other operating income increased $67 thousand for the first quarter of 2013 as compared to the first quarter of 2012. The majority of this income is due to increased revenue from Old Point Mortgage, LLC, which is a joint venture of the Company. The Bank has emphasized to its employees the importance of referrals to Old Point Mortgage, LLC, which has led to an increase in referrals and closed loans.

The Company continues to focus on diversifying noninterest income in response to declining interest income and regulatory restrictions on some sources of noninterest income. Management anticipates that noninterest income, other than gains on sales of available-for-sale securities, will continue to increase as the Company adds new services.

Noninterest Expense
The Company’s noninterest expense decreased by $324 thousand in the first quarter of 2013 as compared to the first quarter of 2012. Several categories of noninterest expense decreased; the largest decreases were in losses on sale of foreclosed assets which decreased $130 thousand or 50.72%, FDIC insurance premiums, which decreased $98 thousand or 34.82%, and legal and audit expenses, which decreased $73 thousand or 39.58%. As the economy generally improved over the past year, the Company’s nonperforming assets declined, which also reduced expenses related to these assets.

A small decrease in noninterest expense was seen in the category of salaries and employee benefits. Salaries and employee benefits expense decreased $39 thousand when comparing the first quarter of 2013 to the first quarter of 2012. In 2012, the Company made early retirement offers to eligible employees and initiated a reduction in work force program to eliminate positions that had become unnecessary due to improvements in technology and efficiencies. Both the early retirement offer and the reduction in work force program provided severance packages to employees, which increased salaries and employee benefits expense in 2012.

Index

Balance Sheet Review
Assets as of March 31, 2013 were $890.8 million, a decrease of $16.7 million or 1.84%, compared to assets as of December 31, 2012. Due to the lack of quality loan demand in recent years, the Company’s loan portfolio has declined. The securities available for sale decreased $7.8 million or 2.37% due to the receipt of payments on its portfolio of mortgage-backed securities. The Company has not made additional purchases of securities but instead has focused on reducing higher cost time deposits.  To manage its net interest margin, the Company has focused on low-cost deposits rather than higher cost time deposits. Higher cost time deposits decreased $11.4 million from $308.8 million on December 31, 2012 to $297.4 million at March 31, 2013, while low-cost funds increased $4.8 million between December 31, 2012 and March 31, 2013. Until loan demand recovers, the Company will likely continue to manage the net interest margin by allowing higher cost funds to decrease.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of March 31, 2013.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of March 31, 2013
(dollars in thousands)

	Amount	Percent
Subprime	$18,727	18.4%
Non-subprime	83,011	81.6%
	$101,738	100.0%

Total loans	$457,510

Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.09%

In addition to the subprime loans secured by real estate discussed above, as of March 31, 2013, the Company had an additional $1.8 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company’s total subprime loans as of March 31, 2013 were $20.5 million, amounting to 4.49% of the Company’s total loans at March 31, 2013.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first three months of 2013 were $893.4 million compared to $850.1 million for the first three months of 2012. The increase in average assets for the first three months of 2013 as compared to average assets for the first three months of 2012 was due mainly to the increase in average investment securities of $80.7 million, due to lack of quality loan demand and growth of low cost deposits. This increase in average assets was partially offset by the decrease in average loans of $32.4 million.

Total available-for-sale securities at March 31, 2013 was $321.6 million, a decrease of $7.8 million from $329.5 million at December 31, 2012. The Company’s goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

Index

At March 31, 2013, total deposits were $6.6 million lower than total deposits at December 31, 2012. With the lack of loan growth and the reduction of the interest margin, the Company has focused on reducing its high cost time deposits. Time deposits decreased $11.4 million during the first three months of 2013. The Company continues to focus on building customer relationships, which generated growth in lower cost noninterest-bearing and savings deposit categories during the first three months of 2013.

Capital Resources
Total stockholders’ equity as of March 31, 2013 was $88.2 million, down $1.1 million or 1.20% from $89.3 million at December 31, 2012. Under applicable banking regulations, Total Capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at March 31, 2013. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company’s capital position remains strong.

	2013
	Regulatory	March 31, 2013
	Minimums
Tier 1	4.00%	16.05%
Total Capital	8.00%	17.30%
Tier 1 Leverage	4.00%	10.11%

Book value per share was $17.79 at March 31, 2013 up from $17.34 at March 31, 2012. Cash dividends were $248 thousand or $0.05 per share in both the first quarter of 2013 and the first quarter of 2012. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the first quarter of 2013, the Company had $241.0 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines with correspondent banks. As of the end of the first quarter of 2013, the Company had $43.0 million available in federal funds lines to handle any short-term borrowing needs.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of March 31, 2013, the Bank’s unpledged, available-for-sale securities totaled $238.1 million. The Company’s primary external source of liquidity is advances from the FHLB.

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

Index

The Company is expanding the building of a current branch office. See the subsequent events disclosure in Note 1 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

As of March 31, 2013, other than those disclosed above, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2012 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2013, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2012 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2013. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At March 31, 2013, non-maturing deposit liabilities totaled $449.8 million or 60.20% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company’s earnings at March 31, 2013. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate 0.49% annual decrease in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate 0.93% annual increase in net interest income and that a 100 basis point ramped rise in rates would cause an approximate 1.99% increase in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2012 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended March 31, 2013, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended March 31, 2013, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Index

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated March 8, 2011 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 10, 2011)

10.6	Base Salaries of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 29, 2013)

10.7.1	2013 Target Bonuses and Performance Goals under the Management Incentive Plan (incorporated by reference to Form 8-K filed February 13, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2013), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 10, 2013	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 10, 2013	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)