Form 10-Q
period 2013-06-30
OLD POINT FINANCIAL CORP
filed 2013-08-09
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to___________

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of July 31, 2013

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1	Financial Statements	1

	Consolidated Balance Sheets June 30, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Income Three months ended June 30, 2013 and 2012 (unaudited) Six months ended June 30, 2013 and 2012 (unaudited)	2

	Consolidated Statements of Comprehensive Income (Loss) Three months ended June 30, 2013 and 2012 (unaudited) Six months ended June 30, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity Six months ended June 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Cash Flows Six months ended June 30, 2013 and 2012 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

	Signatures	44
i

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Cash and due from banks	$14,012,831	$15,982,070
Interest-bearing due from banks	40,214,328	24,732,329
Federal funds sold	943,365	1,602,847
Cash and cash equivalents	55,170,524	42,317,246
Securities available-for-sale, at fair value	258,583,381	329,455,812
Securities held-to-maturity (fair value approximates $11,402,809 and $573,500)	11,412,681	570,000
Restricted securities	2,378,100	2,561,900
Loans, net of allowance for loan losses of $7,295,952 and $7,324,310	462,211,798	463,808,457
Premises and equipment, net	35,508,997	32,528,350
Bank-owned life insurance	22,256,631	21,824,197
Foreclosed assets, net of valuation allowance of $1,723,658 and $1,870,285	6,559,191	6,573,398
Other assets	12,800,048	7,859,344
Total assets	$866,881,351	$907,498,704

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$177,839,199	$176,740,312
Savings deposits	270,821,034	268,252,782
Time deposits	281,707,695	308,822,642
Total deposits	730,367,928	753,815,736
Overnight repurchase agreements	25,641,883	35,945,800
Term repurchase agreements	410,651	1,279,574
Federal Home Loan Bank advances	25,000,000	25,000,000
Accrued expenses and other liabilities	2,963,605	2,157,558
Total liabilities	784,384,067	818,198,668

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized;4,959,009 shares issued and outstanding	24,795,045	24,795,045
Additional paid-in capital	16,391,845	16,391,845
Retained earnings	49,724,841	48,304,609
Accumulated other comprehensive loss, net	(8,414,447)	(191,463)
Total stockholders' equity	82,497,284	89,300,036
Total liabilities and stockholders' equity	$866,881,351	$907,498,704

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$5,891,576	$6,749,689	$11,899,269	$13,818,466
Interest on due from banks	18,782	10,008	32,807	26,280
Interest on federal funds sold	291	460	751	763
Interest on securities:
Taxable	1,252,486	1,379,414	2,576,536	2,600,900
Tax-exempt	287,389	148,232	551,982	242,209
Dividends and interest on all other securities	26,023	23,815	44,118	45,192
Total interest and dividend income	7,476,547	8,311,618	15,105,463	16,733,810

Interest Expense:
Interest on savings deposits	68,669	94,184	155,855	188,239
Interest on time deposits	795,843	963,549	1,649,735	1,938,978
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	7,875	15,627	19,441	32,023
Interest on Federal Home Loan Bank advances	305,229	425,046	607,104	850,092
Total interest expense	1,177,616	1,498,406	2,432,135	3,009,332
Net interest income	6,298,931	6,813,212	12,673,328	13,724,478
Provision for loan losses	300,000	1,000,000	500,000	1,200,000
Net interest income, after provision for loan losses	5,998,931	5,813,212	12,173,328	12,524,478

Noninterest Income:
Income from fiduciary activities	865,689	793,005	1,765,494	1,619,651
Service charges on deposit accounts	1,036,265	1,073,004	2,032,865	2,103,309
Other service charges, commissions and fees	911,619	880,032	1,770,590	1,677,061
Income from bank-owned life insurance	216,519	225,201	431,826	448,881
Income from Old Point Mortgage	217,799	94,311	304,324	125,298
Gain (loss) on sale of available-for-sale securities, net	(20,532)	769,474	(20,532)	1,083,869
Other operating income	56,874	45,821	112,935	90,664
Total noninterest income	3,284,233	3,880,848	6,397,502	7,148,733

Noninterest Expense:
Salaries and employee benefits	4,805,584	5,219,885	9,726,510	10,180,162
Occupancy and equipment	1,078,684	1,069,180	2,190,883	2,162,933
Data processing	412,884	391,376	834,460	773,903
FDIC insurance	173,914	286,314	356,975	567,152
Customer development	205,372	202,992	411,478	406,888
Legal and audit expense	123,537	224,182	234,661	408,112
Other outside service fees	112,510	140,981	208,888	293,367
Employee professional development	181,367	187,643	312,781	329,984
Postage and courier expense	120,166	118,984	243,031	243,311
Advertising	124,320	146,594	247,370	291,612
Stationery and supplies	95,414	113,304	215,723	217,839
Loss on write-down/sale of foreclosed assets	77,223	380,050	203,676	636,634
Other operating expense	537,800	465,165	1,088,141	984,191
Total noninterest expense	8,048,775	8,946,650	16,274,577	17,496,088
Income before income taxes	1,234,389	747,410	2,296,253	2,177,123
Income tax expense	219,574	109,203	380,121	460,615
Net income	$1,014,815	$638,207	$1,916,132	$1,716,508

Basic Earnings per Share:
Average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.21	$0.13	$0.39	$0.35

Diluted Earnings per Share:
Average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.21	$0.13	$0.39	$0.35

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income	$1,014,815	$638,207	$1,916,132	$1,716,508
Other comprehensive income (loss), net
Unrealized gains (losses) on securities, net of reclassification adjustment	(6,496,437)	1,004,031	(8,222,984)	249,407
Comprehensive income (loss)	$(5,481,622)	$1,642,238	$(6,306,852)	$1,965,915

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity
(unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

SIX MONTHS ENDED JUNE 30, 2013

Balance at beginning of period	4,959,009	$24,795,045	$16,391,845	$48,304,609	$(191,463)	$89,300,036
Net income	0	0	0	1,916,132	0	1,916,132
Other comprehensive loss, net of tax	0	0	0	0	(8,222,984)	(8,222,984)
Cash dividends ($0.10 per share)	0	0	0	(495,900)	0	(495,900)

Balance at end of period	4,959,009	$24,795,045	$16,391,845	$49,724,841	$(8,414,447)	$82,497,284

SIX MONTHS ENDED JUNE 30, 2012

Balance at beginning of period	4,959,009	$24,795,045	$16,309,983	$45,109,268	$(349,581)	$85,864,715
Net income	0	0	0	1,716,508	0	1,716,508
Other comprehensive income, net of tax	0	0	0	0	249,407	249,407
Stock compensation expense	0	0	55,330	0	0	55,330
Cash dividends ($0.10 per share)	0	0	0	(495,901)	0	(495,901)

Balance at end of period	4,959,009	$24,795,045	$16,365,313	$46,329,875	$(100,174)	$87,390,059

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries Consolidated Statements of Cash Flows
	Six Months Ended
	June 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,916,132	$1,716,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	979,896	938,719
Provision for loan losses	500,000	1,200,000
Net (gain) loss on sale of available-for-sale securities	20,532	(1,083,869)
Net amortization of securities	1,318,419	572,773
Net loss on disposal of premises and equipment	16,416	52
Net loss on write-down/sale of foreclosed assets	203,676	636,634
Income from bank owned life insurance	(431,826)	(448,881)
Stock compensation expense	0	55,330
Deferred tax (benefit) expense	(116,994)	20,688
(Increase) decrease in other assets	(522,292)	1,379,570
Increase in other liabilities	806,047	534,406
Net cash provided by operating activities	4,690,006	5,521,930

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(11,377,086)	(186,286,377)
Purchases of held-to-maturity securities	(10,853,837)	0
Proceeds from sales of restricted securities	183,800	341,200
Proceeds from maturities and calls of securities	29,161,524	37,873,835
Decrease in loans made to customers	230,300	41,245,918
Proceeds from sales of foreclosed assets	1,117,240	2,170,889
Purchases of premises and equipment	(4,483,255)	(1,028,992)
Net cash provided by (used in) investing activities	43,279,820	(14,678,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	1,098,887	9,939,550
Increase in savings deposits	2,568,252	11,483,949
Increase (decrease) in time deposits	(27,114,947)	11,873,082
Decrease in federal funds purchased, repurchase agreements and other borrowings	(11,172,840)	(12,541,091)
Cash dividends paid on common stock	(495,900)	(495,901)
Net cash provided by (used in) financing activities	(35,116,548)	20,259,589

Net increase in cash and cash equivalents	12,853,278	11,103,147
Cash and cash equivalents at beginning of period	42,317,246	24,854,656
Cash and cash equivalents at end of period	$55,170,524	$35,957,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,504,764	$3,021,805
Income tax	$450,000	$600,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(12,459,065)	$377,890
Loans transferred to foreclosed assets	$866,359	$564,480
Former branch site transferred from fixed assets to foreclosed properties	$506,296	$0

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at June 30, 2013 and December 31, 2012, the results of operations and statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, and the statements of changes in stockholders’ equity and statements of cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The Company is expanding the building of a current branch office. The Company signed a contract with a general contractor on April 19, 2012. The contract entitles the contractor to $2.1 million for Phase I of the construction, which includes site work and construction of the building shell. The Company signed an amendment to the contract with the general contractor on October 16, 2012 for the remainder of the construction. The revised contract entitles the contractor to $12.2 million for the construction of the building. As of the writing of this quarterly report on Form 10-Q, $6.5 million had been disbursed to the contractor. The Company anticipates that the total project will likely cost between $13.0 million and $15.0 million and be completed in the next nine months.

Other than those discussed above, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

Index
Note 2. Securities
Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013
Obligations of U.S. Government agencies	$570	$3	$(3)	$570
Obligations of state and political subdivisions	10,843	9	(19)	10,833
Total	$11,413	$12	$(22)	$11,403

December 31, 2012
Obligations of U.S. Government agencies	$570	$4	$0	$574

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013
Obligations of U.S. Government agencies	$25,372	$551	$(118)	$25,805
Obligations of state and political subdivisions	50,997	160	(2,393)	48,764
Mortgage-backed securities	189,456	0	(7,613)	181,843
Money market investments	801	0	0	801
Corporate bonds	1,399	0	(29)	1,370
Total	$268,025	$711	$(10,153)	$258,583

December 31, 2012
Obligations of U.S. Government agencies	$35,787	$1,314	$(13)	$37,088
Obligations of state and political subdivisions	43,276	712	(214)	43,774
Mortgage-backed securities	246,132	1,966	(743)	247,355
Money market investments	541	0	0	541
Corporate bonds and other securities	700	0	(2)	698
Total	$326,436	$3,992	$(972)	$329,456

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

The Company has not recorded impairment charges through income on securities for the three or six months ended June 30, 2013 or the year ended December 31, 2012.

TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated. The Company had no held-to-maturity securities with unrealized losses at December 31, 2012.

	June 30, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$118	$4,890	$0	$0	$118	$4,890	1
Obligations of state and political subdivisions	2,393	37,905	0	0	2,393	37,905	69
Mortgage-backed securities	7,613	181,843	0	0	7,613	181,843	19
Corporate bonds	29	1,370	0	0	29	1,370	11
Total securities available-for-sale	$10,153	$226,008	$0	$0	$10,153	$226,008	100

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$3	$97	$0	$0	$3	$97	1
Obligations of state and political subdivisions	19	857	0	0	19	857	1
Total securities held-to-maturity	$22	$954	$0	$0	$22	$954	2

Index
	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$13	$5,103	$0	$0	$13	$5,103	1
Obligations of state and political subdivisions	214	9,535	0	0	214	9,535	24
Mortgage-backed securities	743	104,066	0	0	743	104,066	9
Corporate bonds and other securities	2	700	0	0	2	700	2
Total securities available-for-sale	$972	$119,404	$0	$0	$972	$119,404	36

Certain investments within the Company’s portfolio had unrealized losses at June 30, 2013 and December 31, 2012, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2013 or December 31, 2012.

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

Note 3. Loans and the Allowance for Loan Losses
The following is a summary of the balances in each class of the Company’s loan portfolio as of the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$80,553	$77,267
Commercial	273,498	274,613
Construction	13,493	12,005
Second mortgages	12,242	14,315
Equity lines of credit	31,201	32,327
Total mortgage loans on real estate	410,987	410,527
Commercial loans	28,687	25,341
Consumer loans	10,985	13,146
Other	18,849	22,119
Total loans	469,508	471,133
Less: Allowance for loan losses	(7,296)	(7,324)
Loans, net of allowance and deferred fees	$462,212	$463,809

Index
Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $587 thousand and $1.6 million at June 30, 2013 and December 31, 2012, respectively.

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

The Company’s internally assigned risk grades are as follows:
•	Pass: Loans are of acceptable risk.
•	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management’s close attention.
•	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.
•	Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.
•	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of June 30, 2013
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$73,496	$1,746	$5,311	$80,553
Commercial	256,142	7,708	9,648	273,498
Construction	10,374	239	2,880	13,493
Second mortgages	11,895	238	109	12,242
Equity lines of credit	30,598	0	603	31,201
Total mortgage loans on real estate	382,505	9,931	18,551	410,987
Commercial loans	27,533	112	1,042	28,687
Consumer loans	10,956	0	29	10,985
Other	18,849	0	0	18,849
Total	$439,843	$10,043	$19,622	$469,508

Credit Quality Information As of December 31, 2012
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$70,961	$1,711	$4,595	$77,267
Commercial	258,195	6,781	9,637	274,613
Construction	8,651	254	3,100	12,005
Second mortgages	13,488	242	585	14,315
Equity lines of credit	31,704	239	384	32,327
Total mortgage loans on real estate	382,999	9,227	18,301	410,527
Commercial loans	23,997	209	1,135	25,341
Consumer loans	13,042	0	104	13,146
Other	22,119	0	0	22,119
Total	$442,157	$9,436	$19,540	$471,133

As of June 30, 2013 and December 31, 2012 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of June 30, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,752	$38	$3,306	$5,096	$75,457	$80,553	$258
Commercial	0	200	716	916	272,582	273,498	0
Construction	404	0	2,880	3,284	10,209	13,493	0
Second mortgages	46	35	20	101	12,141	12,242	20
Equity lines of credit	175	75	0	250	30,951	31,201	0
Total mortgage loans on real estate	2,377	348	6,922	9,647	401,340	410,987	278
Commercial loans	54	49	0	103	28,584	28,687	0
Consumer loans	80	40	13	133	10,852	10,985	13
Other	65	9	5	79	18,770	18,849	5
Total	$2,576	$446	$6,940	$9,962	$459,546	$469,508	$296

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

Age Analysis of Past Due Loans as of December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,115	$0	$3,783	$4,898	$72,369	$77,267	$348
Commercial	207	0	724	931	273,682	274,613	0
Construction	140	0	2,925	3,065	8,940	12,005	0
Second mortgages	113	0	544	657	13,658	14,315	60
Equity lines of credit	90	0	287	377	31,950	32,327	0
Total mortgage loans on real estate	1,665	0	8,263	9,928	400,599	410,527	408
Commercial loans	275	13	122	410	24,931	25,341	25
Consumer loans	85	22	11	118	13,028	13,146	11
Other	54	7	3	64	22,055	22,119	3
Total	$2,079	$42	$8,399	$10,520	$460,613	$471,133	$447

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

	June 30, 2013	December 31, 2012
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$3,363	$3,663
Commercial	2,965	3,037
Construction	2,880	3,065
Second mortgages	35	484
Equity lines of credit	0	286
Total mortgage loans on real estate	9,243	10,535
Commercial loans	0	97
Consumer loans	0	0
Total	$9,243	$10,632

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Interest income that would have been recorded under original loan terms	$275	$275
Actual interest income recorded for the period	51	32
Reduction in interest income on nonaccrual loans	$224	$243

TROUBLED DEBT RESTRUCTURINGS
The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company defines a TDR as nonperforming if the TDR is in nonaccrual status or 90 days or more past due and still accruing interest at the report date.

Index
When the Company modifies a loan, management evaluates any possible impairment as stated in the impaired loan section below.

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class For the Six Months Ended June 30, 2013
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	3	$676	$676	$673
Commercial	1	207	207	203
Total	4	$883	$883	$876

Troubled Debt Restructurings by Class For the Six Months Ended June 30, 2012
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2012
Mortgage loans on real estate:
Commercial	2	$3,019	$2,461	$2,373
Second mortgages	1	111	145	140
Total	3	$3,130	$2,606	$2,513

The four loans restructured in the first six months of 2013 were all given below-market rates for debt with similar risk characteristics. The restructurings during the first six months of 2012 were given principal reductions, with the principal forgiveness on all loans in the table totaling $525 thousand. One loan restructured during the first six months of 2012 was also given a below-market rate for debt with similar risk characteristics.

Index

As of June 30, 2013 and June 30, 2012, there were no TDRs for which there was a payment default where the default occurred within twelve months of restructuring.  A TDR is considered in default when it is 90 days or more past due or has been charged off.

The TDRs in the tables above are factored into the determination of the allowance for loan losses as of the periods indicated. These loans are included in the impaired loan analysis, as discussed below.

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

Impaired Loans by Class (in thousands)
	As of June 30, 2013				For the six months ended June 30, 2013
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,546	$872	$3,415	$237	$4,738	$16
Commercial	13,702	3,683	7,082	1,261	10,910	269
Construction	3,639	0	2,880	360	2,891	0
Second mortgages	183	43	136	47	745	4
Equity lines of credit	50	50	0	0	193	1
Total mortgage loans on real estate	$22,120	$4,648	$13,513	$1,905	$19,477	$290
Commercial loans	0	0	0	0	12	0
Consumer loans	16	16	0	0	18	1
Total	$22,136	$4,664	$13,513	$1,905	$19,507	$291

Impaired Loans by Class (in thousands)
	As of December 31, 2012				For the year ended December 31, 2012
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,100	$681	$3,235	$226	$2,354	$136
Commercial	12,459	3,741	5,817	180	10,151	242
Construction	3,782	3,064	0	0	3,320	(9)
Second mortgages	695	583	47	5	542	12
Equity lines of credit	370	286	0	0	391	(2)
Total mortgage loans on real estate	$21,406	$8,355	$9,099	$411	$16,758	$379
Commercial loans	117	0	97	33	104	(14)
Consumer loans	17	17	0	0	26	1
Total	$21,540	$8,372	$9,196	$444	$16,888	$366

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

Index
Each portfolio segment has risk characteristics as follows:
•	Commercial: Commercial loans carry risks associated with the successful operation of a business or project, in addition to other risks associated with the ownership of a business. The repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.
•	Real estate-construction: Construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be the loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.
•	Real estate-mortgage: Residential mortgage loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral. Commercial real estate loans carry risks associated with the successful operation of a business if owner occupied. If non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts.
•	Consumer loans: Consumer loans carry risks associated with the continued credit-worthiness of the borrowers and the value of the collateral. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.
•	Other loans: Other loans are loans to mortgage companies, loans for purchasing or carrying securities, and loans to insurance, investment and finance companies. These loans carry risks associated with the successful operation of a business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time, depend on interest rates or fluctuate in active trading markets.

To determine the balance of the allowance account for each segment of the loan portfolio, management pools each segment by risk grade individually and applies a historical loss percentage. At June 30, 2013 and December 31, 2012, the historical loss percentage was based on losses sustained in each segment of the portfolio over the previous eight quarters.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.3 million adequate to cover loan losses inherent in the loan portfolio at June 30, 2013.

Index
The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
	(in thousands)
For the Six Months Ended June 30, 2013	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$677	$187	$6,179	$204	$77	$7,324
Charge-offs	(106)	(100)	(413)	(66)	(79)	(764)
Recoveries	43	3	121	34	35	236
Provision for loan losses	(339)	429	421	(22)	11	500
Ending balance	$275	$519	$6,308	$150	$44	$7,296
Ending balance individually evaluated for impairment	$0	$360	$1,545	$0	$0	$1,905
Ending balance collectively evaluated for impairment	275	159	4,763	150	44	5,391
Ending balance	$275	$519	$6,308	$150	$44	$7,296
Loan Balances:
Ending balance individually evaluated for impairment	$0	$2,880	$15,281	$16	$0	$18,177
Ending balance collectively evaluated for impairment	28,687	10,613	382,213	10,969	18,849	451,331
Ending balance	$28,687	$13,493	$397,494	$10,985	$18,849	$469,508

For the Year Ended December 31, 2012	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,011	$323	$6,735	$300	$129	$8,498
Charge-offs	(138)	(831)	(2,554)	(259)	(187)	(3,969)
Recoveries	67	30	162	70	66	395
Provision for loan losses	(263)	665	1,836	93	69	2,400
Ending balance	$677	$187	$6,179	$204	$77	$7,324
Ending balance individually evaluated for impairment	$33	$0	$411	$0	$0	$444
Ending balance collectively evaluated for impairment	644	187	5,768	204	77	6,880
Ending balance	$677	$187	$6,179	$204	$77	$7,324
Loan Balances:
Ending balance individually evaluated for impairment	$97	$3,064	$14,390	$17	$0	$17,568
Ending balance collectively evaluated for impairment	25,244	8,941	384,132	13,129	22,119	453,565
Ending balance	$25,341	$12,005	$398,522	$13,146	$22,119	$471,133

CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in the Company’s accounting methodology for the allowance for loan losses in the first six months of 2013.

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

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first six months of 2013.

Index
On March 9, 2008, the Company’s 1998 Stock Option Plan expired. Options to purchase 154,460 shares of common stock were outstanding under the Company’s 1998 Stock Option Plan at June 30, 2013. The exercise price of each option equals the market price of the Company’s common stock on the date of the grant and each option’s maximum term is ten years.

Stock option activity for the six months ended June 30, 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2013	156,960	$21.63
Granted	0	0
Exercised	0	0
Canceled or expired	(2,500)	21.94
Options outstanding, June 30, 2013	154,460	$21.63	2.96	$0
Options exercisable, June 30, 2013	154,460	$21.63	2.96	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on changes in the market value of the Company’s common stock. As of June 30, 2013, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company’s common stock.

No options were exercised during the six months ended June 30, 2013.

As of June 30, 2013, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Note 5. Pension Plan
The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended June 30,	2013	2012
	Pension Benefits
Interest cost	$62,983	$71,750
Expected return on plan assets	(88,399)	(97,500)
Amortization of net loss	74,524	56,250
Net periodic pension plan cost	$49,108	$30,500

Six months ended June 30,	2013	2012
	Pension Benefits
Interest cost	$125,966	$143,500
Expected return on plan assets	(176,798)	(195,000)
Amortization of net loss	149,048	112,500
Net periodic pension plan cost	$98,216	$61,000

At June 30, 2013, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2013.

Index
Note 6. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – OTHER COMPREHENSIVE LOSS
The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on
	2013	2012	2013	2012	Consolidated Statement of Income
	(in thousands)
Available-for-sale securities
Realized gains (losses) on sales of securities	$(21)	$769	$(21)	$1,084	Gain (loss) on sale of available-for-sale securities, net
Tax effect	(7)	262	(7)	369	Income tax expense
	$(14)	$507	$(14)	$715	Net of tax

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

SIX MONTHS ENDED JUNE 30, 2013

Balance at beginning of period	$1,993	$(2,184)	$(191)
Net change for the period	(8,223)	0	(8,223)
Balance at end of period	$(6,230)	$(2,184)	$(8,414)

	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

SIX MONTHS ENDED JUNE 30, 2012

Balance at beginning of period	$1,526	$(1,875)	$(349)
Net change for the period	249	0	249
Balance at end of period	$1,775	$(1,875)	$(100)

The following table presents the change in each component of other comprehensive income on a pre-tax and after-tax basis for the periods indicated.

	Six Months Ended June 30, 2013
	Pretax	Tax Expense (Benefit)	Net-of-Tax
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during the period	$(12,480)	$(4,243)	$(8,237)
Less reclassification adjustment for losses recognized in income	(21)	(7)	(14)
Net unrealized losses on securities	(12,459)	(4,236)	(8,223)

Total decrease in other comprehensive loss	$(12,459)	$(4,236)	$(8,223)

Index
	Six Months Ended June 30, 2012
	Pretax	Tax Expense (Benefit)	Net-of-Tax
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during the period	$1,461	$497	$964
Less reclassification adjustment for gains recognized in income	1,084	369	715
Net unrealized gains on securities	377	128	249

Total increase in other comprehensive loss	$377	$128	$249

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include an average of 156 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first six months of 2013 because they were antidilutive.

Note 7. Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in its consolidated financial statements.

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

Index
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

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
Debt and equity securities with readily determinable fair values that are classified as “available-for-sale” are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities.

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2013 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$25,805	$0	$25,805	$0
Obligations of state and political subdivisions	48,764	0	48,764	0
Mortgage-backed securities	181,843	0	181,843	0
Money market investments	801	0	801	0
Corporate bonds	1,370	0	1,370	0
Total available-for-sale securities	$258,583	$0	$258,583	$0

Index
		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	37,088	0	37,088	0
Obligations of state and political subdivisions	43,774	0	43,774	0
Mortgage-backed securities	247,355	0	247,355	0
Money market investments	541	0	541	0
Corporate bonds	698	0	698	0
Total available-for-sale securities	$329,456	$0	$329,456	$0

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

Index
Foreclosed assets
Loans are transferred to foreclosed assets when the collateral securing them is foreclosed on. The measurement of loss associated with foreclosed assets is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the transaction will be consummated in accordance with the terms of the contract, fair value is based on the sale price in that contract (Level 1). If management has recent information about the sale of identical properties, such as when selling multiple condominium units on the same property, the remaining units would be valued based on the observed market data (Level 2). Lacking either a contract or such recent data, management would obtain an appraisal or evaluation of the value of the collateral as discussed above under Impaired Loans (Level 3). After the asset has been booked, a new appraisal or evaluation is obtained when management has reason to believe the fair value of the property may have changed and no later than two years after the last appraisal or evaluation was received. Any fair value adjustments to foreclosed assets below the original book value are recorded in the period incurred and expensed against current earnings.

The following table presents the assets carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. Certain impaired loans are valued by the present value of the loan’s expected future cash flows, discounted at the interest rate of the loan rather than at a market rate. These loans are not carried on the consolidated balance sheets at fair value and, as such, are not included in the table below.

		Carrying Value at June 30, 2013 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$3,006	$0	$0	$3,006
Commercial	2,776	0	0	2,776
Construction	2,520	0	0	2,520
Second mortgages	88	0	0	88
Total	$8,390	$0	$0	$8,390

Foreclosed assets
Residential 1-4 family	$521	$0	$0	$521
Commercial	2,286	0	0	2,286
Construction	3,752	0	0	3,752
Total	$6,559	$0	$0	$6,559

Index
		Carrying Value at December 31, 2012 Using
		(in thousands)
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$3,009	$0	$0	$3,009
Commercial	2,271	0	0	2,271
Second mortgages	42	0	0	42
Total mortgage loans on real estate	$5,322	$0	$0	$5,322
Commercial loans	64	0	0	64
Total	$5,386	$0	$0	$5,386

Foreclosed assets
Residential 1-4 family	$676	$0	$0	$676
Commercial	2,094	0	0	2,094
Construction	3,804	0	0	3,804
Total	$6,574	$0	$0	$6,574

The following table displays quantitative information about Level 3 Fair Value Measurements as of the date indicated (dollars in thousands):

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at June 30, 2013 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	3,006	Market comparables	Selling costs	5% - 6% (5%)
			Liquidation discount	1.25%
Commercial real estate	2,776	Market comparables	Selling costs	6% - 20% (10%)
			Age of appraisal	46%
Construction	2,520	Market comparables	Selling costs	20%
			Liquidation discount	1.25%
Second mortgages	88	Market comparables	Selling costs	6%
			Liquidation discount	1.25%

Foreclosed assets
Residential 1-4 family	521	Market comparables	Selling costs	6% - 10% (6%)
Commercial	2,286	Market comparables	Selling costs	6% - 10% (6%)
Construction	3,752	Market comparables	Selling costs	6% - 10% (6%)

Index
		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2012 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	3,009	Market comparables	Differences in comparables	0% - 5% (5%)
			Selling costs	4.75% - 6% (6%)
Commercial real estate	2,271	Market comparables	Selling costs	0% - 6% (4%)
Second mortgages	42	Market comparables	Selling costs	6%
Commercial loans	64	Market comparables	Differences in comparables	25%

Foreclosed assets
Residential 1-4 family	676	Market comparables	Selling costs	6% - 10% (6%)
Commercial	2,094	Market comparables	Selling costs	6% - 10% (6%)
Construction	3,804	Market comparables	Selling costs	6% - 10% (6%)

ASC 825, “Financial Instruments,” requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company’s assets.

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2013 and December 31, 2012, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

Index
The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2013 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$55,171	$55,171	$0	$0
Securities available-for-sale	258,583	0	258,583	0
Securities held-to-maturity	11,413	0	11,403	0
Restricted securities	2,378	0	2,378	0
Loans, net of allowances for loan losses	462,212	0	0	467,676
Bank owned life insurance	22,257	0	22,257	0
Accrued interest receivable	2,593	0	2,593	0

Liabilities
Deposits	$730,368	$0	$734,412	$0
Overnight repurchase agreements	25,642	0	25,642	0
Term repurchase agreements	411	0	411	0
Federal Home Loan Bank advances	25,000	0	27,992	0
Accrued interest payable	366	0	366	0

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$42,317	$42,317	$0	$0
Securities available-for-sale	329,456	0	329,456	0
Securities held-to-maturity	570	0	574	0
Restricted securities	2,562	0	2,562	0
Loans, net of allowances for loan losses	463,809	0	0	466,492
Bank owned life insurance	21,824	0	21,824	0
Accrued interest receivable	2,420	0	2,420	0

Liabilities
Deposits	$753,816	$0	$757,923	$0
Overnight repurchase agreements	35,946	0	35,946	0
Term repurchase agreements	1,280	0	1,282	0
Federal Home Loan Bank advances	25,000	0	28,681	0
Accrued interest payable	439	0	439	0

Index
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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended June 30, 2013
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,466,917	$9,933	$1,095,279	$(1,095,582)	$7,476,547
Income from fiduciary activities	0	865,689	0	0	865,689
Other income	2,299,848	133,972	50,100	(65,376)	2,418,544
Total operating income	9,766,765	1,009,594	1,145,379	(1,160,958)	10,760,780

Expenses
Interest expense	1,177,919	0	0	(303)	1,177,616
Provision for loan losses	300,000	0	0	0	300,000
Salaries and employee benefits	4,144,898	552,616	108,070	0	4,805,584
Other expenses	3,018,514	226,099	63,954	(65,376)	3,243,191
Total operating expenses	8,641,331	778,715	172,024	(65,679)	9,526,391

Income before taxes	1,125,434	230,879	973,355	(1,095,279)	1,234,389

Income tax expense (benefit)	182,701	78,333	(41,460)	0	219,574

Net income	$942,733	$152,546	$1,014,815	$(1,095,279)	$1,014,815

Total assets	$862,066,454	$5,502,315	$82,499,916	$(83,187,334)	$866,881,351

	Three Months Ended June 30, 2012
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$8,301,983	$9,368	$668,104	$(667,837)	$8,311,618
Income from fiduciary activities	0	793,005	0	0	793,005
Other income	2,943,305	160,014	165,000	(180,476)	3,087,843
Total operating income	11,245,288	962,387	833,104	(848,313)	12,192,466

Expenses
Interest expense	1,498,747	0	1,567	(1,908)	1,498,406
Provision for loan losses	1,000,000	0	0	0	1,000,000
Salaries and employee benefits	4,524,216	563,640	132,029	0	5,219,885
Other expenses	3,602,522	239,708	65,011	(180,476)	3,726,765
Total operating expenses	10,625,485	803,348	198,607	(182,384)	11,445,056

Income before taxes	619,803	159,039	634,497	(665,929)	747,410

Income tax expense (benefit)	59,007	53,906	(3,710)	0	109,203

Net income	$560,796	$105,133	$638,207	$(665,929)	$638,207

Total assets	$868,035,982	$5,229,142	$87,516,934	$(88,463,223)	$872,318,835

Index
	Six Months Ended June 30, 2013
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$15,086,945	$19,210	$2,056,841	$(2,057,533)	$15,105,463
Income from fiduciary activities	0	1,765,494	0	0	1,765,494
Other income	4,417,970	244,740	100,200	(130,902)	4,632,008
Total operating income	19,504,915	2,029,444	2,157,041	(2,188,435)	21,502,965

Expenses
Interest expense	2,432,827	0	0	(692)	2,432,135
Provision for loan losses	500,000	0	0	0	500,000
Salaries and employee benefits	8,438,820	1,068,666	219,024	0	9,726,510
Other expenses	6,140,976	443,618	94,375	(130,902)	6,548,067
Total operating expenses	17,512,623	1,512,284	313,399	(131,594)	19,206,712

Income before taxes	1,992,292	517,160	1,843,642	(2,056,841)	2,296,253

Income tax expense (benefit)	277,109	175,502	(72,490)	0	380,121

Net income	$1,715,183	$341,658	$1,916,132	$(2,056,841)	$1,916,132

Total assets	$862,066,454	$5,502,315	$82,499,916	$(83,187,334)	$866,881,351

	Six Months Ended June 30, 2012
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$16,714,277	$18,952	$1,760,508	$(1,759,927)	$16,733,810
Income from fiduciary activities	0	1,619,651	0	0	1,619,651
Other income	5,295,982	264,352	330,000	(361,252)	5,529,082
Total operating income	22,010,259	1,902,955	2,090,508	(2,121,179)	23,882,543

Expenses
Interest expense	3,009,967	0	3,134	(3,769)	3,009,332
Provision for loan losses	1,200,000	0	0	0	1,200,000
Salaries and employee benefits	8,812,752	1,100,653	266,757	0	10,180,162
Other expenses	7,088,935	485,024	103,219	(361,252)	7,315,926
Total operating expenses	20,111,654	1,585,677	373,110	(365,021)	21,705,420

Income before taxes	1,898,605	317,278	1,717,398	(1,756,158)	2,177,123

Income tax expense (benefit)	352,186	107,539	890	0	460,615

Net income	$1,546,419	$209,739	$1,716,508	$(1,756,158)	$1,716,508

Total assets	$868,035,982	$5,229,142	$87,516,934	$(88,463,223)	$872,318,835

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability including the focus on reducing time deposits, the net interest margin, strategies for managing the net interest margin and the expected impact of such efforts, liquidity, the loan portfolio and expected trends in the quality of the loan portfolio, the allowance and provision for loan losses, the securities portfolio, interest rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, noninterest expense (and components of noninterest expense), the cost of expanding a current office building, noninterest income (and components of noninterest income), income taxes, expected impact of efforts to restructure the balance sheet, expected yields on the loan and securities portfolios, expected rates on interest-bearing liabilities, market risk, expected effects of the federal government’s automatic spending cuts (commonly known as sequestration), business and growth strategies, investment strategy and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the effects of the sequestration on the Company’s service area and the allowance for loan losses, the quality or composition of the loan or investment portfolios, the effects of management’s investment strategy and strategy to manage the net interest margin, the adequacy of the Company’s credit quality review processes, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, FDIC premiums and/or assessments, demand for loan and other banking products, levels of noninterest income and expense, deposit flows, competition, adequacy of the allowance for loan losses and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

The Company experienced reduced earnings during and following the recent recession.  Earnings and the size of the loan portfolio are generally down compared to pre-recession levels.  However, net income in the second quarter and the six months ended June 30, 2013 has improved compared to the same periods in 2012, and in the second quarter of 2013, the loan portfolio increased compared to the March 31, 2013 level.  Management believes that, if the economy continues to improve, both earnings and the size of the loan portfolio will generally continue to improve, although improvements may be gradual and may not follow a consistent pattern.

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

Index
General
The Company is the parent company of the Bank and Trust. The Bank is a locally managed community bank serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank currently has 20 branch offices. In the first quarter of 2013 the Bank completed its combination of two of its branches located in Williamsburg. Trust is a wealth management services provider.

Critical Accounting Policies and Estimates
As of June 30, 2013, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company’s 2012 annual report on Form 10-K. That disclosure included a discussion of the accounting policy that requires management’s most difficult, subjective or complex judgments: the allowance for loan losses. For a discussion of the Company’s policies for calculating the allowance for loan losses, see Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

Earnings Summary
Net income for the second quarter of 2013 was $1.0 million or $0.21 per diluted share as compared to net income of $638 thousand or $0.13 per diluted share for the second quarter of 2012. Lower provision for loan losses and lower noninterest expense contributed to the improved profitability.

For the six months ended June 30, 2013, net income was $1.9 million, 11.63% higher than net income for the first six months of 2012.  When comparing the first six months of 2013 to the same period in 2012, the reduction in interest and fees on loans and the loss on sale of available-for sale securities were more than offset by higher income from fiduciary activities, lower interest expense, lower provision for loan losses and lower noninterest expense.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Although both total interest and dividend income and total interest expense decreased during the three and six months ended June 30, 2013, as compared to the same periods in 2012, total interest and dividend income decreased more than total interest expense, causing net interest income to decrease for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.

Net interest income, on a fully tax-equivalent basis, was $6.5 million in the second quarter of 2013, a decrease of $449 thousand from the second quarter of 2012.  Net interest income, on a fully tax-equivalent basis, was $13.0 million for the first six months of 2013, a decrease of $911 thousand from the same period in 2012.

The net interest margin was 3.20% in the second quarter of 2013, 28 basis points lower than the 3.48% net interest margin in the equivalent period in 2012. The year-to-date interest margin for 2013 was 3.19%, down 34 basis points from 3.53% for the first half of 2012. While the average rate on liabilities continues to decrease, the rate of change continues to slow as most longer-term deposits have already re-priced. During 2013, management has focused on increasing lower-cost deposits and has allowed the higher-cost time deposits to decrease. During 2013, management has focused on increasing lower-cost deposits primarily through sales efforts by employees and has allowed higher-cost time deposits to decrease through attrition.  This focus can be seen by the fact that average money market and savings deposits increased by $27.2 million and average time deposits decreased by $12.4 million when comparing the second quarter 2013 to the second quarter 2012. The focus on lower-cost deposits has contributed to the continued reduction in the average rate on liabilities. Management expects to continue the strategy to manage the net interest margin through the reduction in higher-cost time deposits until loan demand recovers significantly.

 In addition, the average yield on loans decreased from 5.62% for the second quarter of 2012 to 5.10% for the second quarter of 2013, and from 5.67% for the first six months of 2012 to 5.15% for the same period in 2013, as higher-yielding loans paid off or were renewed at current, lower rates. More significantly, the composition of earning assets has shifted: as average total loans have decreased, a larger percent of earning assets have been invested in lower-yielding investment securities. Because investment securities typically yield less than loans, this shift to lower-yielding investment securities continues to negatively impact the Company’s net interest margin in 2013. Due to the growth in loans between March 31, 2013 and June 30, 2013, management expects the decrease in average loans to level off and begin increasing in the near future.

Index
Tax-equivalent interest income decreased by $770 thousand in the second quarter of 2013 and by $1.5 million for the first six months of 2013 compared to the same periods of 2012. Average earning assets increased $13.5 million for the second quarter of 2013 and increased $26.8 million for the first six months of 2013 compared to the same periods in 2012. Interest expense decreased $321 thousand for the second quarter of 2013 and decreased $577 thousand for the first six months of 2013 as compared to the second quarter and first six months of 2012. The decrease in interest expense is primarily a result of the 21 basis-point decrease in the average rate on interest-bearing liabilities for the first six months of 2013 compared to the same period in 2012.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through June 30, 2013. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow as a high percentage of the Company’s interest-bearing liabilities have already re-priced. Management also believes that the average yield on loans will continue to decline due to increased competition for loans in the Company’s markets, and as loans are renewed or refinanced at lower current market rates.

Index
The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(dollars in thousands)
ASSETS
Loans*	$462,256	$5,899	5.10%	$481,072	$6,765	5.62%
Investment securities:
Taxable	265,181	1,253	1.89%	261,492	1,380	2.11%
Tax-exempt*	45,720	435	3.81%	21,918	224	4.09%
Total investment securities	310,901	1,688	2.17%	283,410	1,604	2.26%
Interest-bearing due from banks	28,995	19	0.26%	23,474	9	0.15%
Federal funds sold	1,784	1	0.22%	1,732	1	0.23%
Other investments	3,411	26	3.05%	4,174	24	2.30%
Total earning assets	807,347	$7,633	3.78%	793,862	$8,403	4.23%
Allowance for loan losses	(7,417)			(7,723)
Other nonearning assets	85,479			78,764
Total assets	$885,409			$864,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,700	$1	0.03%	$11,834	$2	0.07%
Money market deposit accounts	194,811	53	0.11%	176,465	79	0.18%
Savings accounts	61,731	15	0.10%	52,924	13	0.10%
Time deposits, $100,000 or more	128,465	369	1.15%	127,708	415	1.30%
Other time deposits	160,595	427	1.06%	173,708	548	1.26%
Total time and savings deposits	557,302	865	0.62%	542,639	1,057	0.78%
Federal funds purchased, repurchase agreements and other borrowings	30,860	7	0.09%	30,339	16	0.21%
Federal Home Loan Bank advances	25,000	305	4.88%	35,000	425	4.86%
Total interest-bearing liabilities	613,162	1,177	0.77%	607,978	1,498	0.99%
Demand deposits	180,838			167,452
Other liabilities	3,095			2,149
Stockholders' equity	88,314			87,324
Total liabilities and stockholders' equity	$885,409			$864,903
Net interest margin		$6,456	3.20%		$6,905	3.48%

*	Computed on a fully tax-equivalent basis using a 34% rate
**	Annualized

Index
	For the six months ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
	(dollars in thousands)
ASSETS
Loans*	$462,759	$11,916	5.15%	$488,346	$13,855	5.67%
Investment securities:
Taxable	275,152	2,577	1.87%	246,091	2,601	2.11%
Tax-exempt*	42,919	836	3.90%	17,923	367	4.10%
Total investment securities	318,071	3,413	2.15%	264,014	2,968	2.25%
Interest-bearing due from banks	26,467	33	0.25%	27,382	26	0.19%
Federal funds sold	1,857	1	0.11%	1,843	1	0.11%
Other investments	3,492	44	2.52%	4,273	45	2.11%
Total earning assets	812,646	$15,407	3.79%	785,858	$16,895	4.30%
Allowance for loan losses	(7,414)			(8,159)
Other nonearning assets	84,136			79,787
Total assets	$889,368			$857,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,370	$3	0.05%	$11,498	$4	0.07%
Money market deposit accounts	194,956	124	0.13%	174,434	158	0.18%
Savings accounts	59,885	29	0.10%	52,010	26	0.10%
Time deposits, $100,000 or more	131,712	765	1.16%	126,551	830	1.31%
Other time deposits	164,847	885	1.07%	172,205	1,109	1.29%
Total time and savings deposits	562,770	1,806	0.64%	536,698	2,127	0.79%
Federal funds purchased, repurchase agreements and other borrowings	31,628	19	0.12%	31,551	32	0.20%
Federal Home Loan Bank advances	25,000	607	4.86%	35,000	850	4.86%
Total interest-bearing liabilities	619,398	2,432	0.79%	603,249	3,009	1.00%
Demand deposits	178,556			165,373
Other liabilities	2,993			2,023
Stockholders' equity	88,421			86,841
Total liabilities and stockholders' equity	$889,368			$857,486
Net interest margin		$12,975	3.19%		$13,886	3.53%

*	Computed on a fully tax-equivalent basis using a 34% rate
**	Annualized

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

The provision for loan losses was $300 thousand in the second quarter of 2013, as compared to $1.0 million in the second quarter of 2012 and was $500 thousand for the first half of 2013, as compared to $1.2 million in the first half of 2012. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses.  The lower provision in the second quarter of 2013, as compared to the provision for the second quarter of 2012, was due to lower charge-offs and a reduction in total loans from $476.5 million at June 30, 2012 to $469.5 million at June 30, 2013. While the provision for loan losses was lower in the second quarter of 2013 than in the second quarter of 2012, it was $100,000 higher in the second quarter of 2013 compared to the first quarter of 2013, due primarily to management’s concerns regarding the possible negative consequences of sequestration.

Index
Net loans charged off were $528 thousand for the first six months of 2013 as compared to $2.0 million for the first six months of 2012. On an annualized basis, net loan charge-offs were 0.22% of total loans for the first six months of 2013 compared with 0.85% for the same period in 2012. Net loans charged off for the first six months of 2013 were relatively low as compared to net charge-offs of the past few years. Management anticipates that net charge-offs for the third quarter of 2013 will be below the elevated level of net charge-offs that occurred in 2010, 2011, and 2012 due to stabilization of the economy and housing prices. If, however, sequestration has negative consequences that are more severe than those currently expected by management, borrowers may be less likely to repay loans, net charge-offs may increase, and higher contributions to the allowance for loan losses in the form of increased provisions may be necessary.

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

Index
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	June 30, 2013	December 31, 2012	Increase (Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$0	$97	$(97)
Real estate-construction	2,880	3,065	(185)
Real estate-mortgage (1)	6,363	7,470	(1,107)
Total nonaccrual loans	$9,243	$10,632	$(1,389)
Loans past due 90 days or more and accruing interest
Commercial	$0	$25	$(25)
Real estate-mortgage (1)	278	408	(130)
Consumer loans	13	11	2
Other	5	3	2
Total loans past due 90 days or more and accruing interest	$296	$447	$(151)
Restructured loans
Real estate-mortgage (1)	$9,577	$8,810	$767
Consumer loans	16	16	0
Total restructured loans	$9,593	$8,826	$767
Less nonaccrual restructured loans (included above)	1,843	1,908	(65)
Less restructured loans currently in compliance (2)	7,750	6,918	832
Net nonperforming, accruing restructured loans	$0	$0	$0

Foreclosed assets
Construction, land development, and other land	$3,752	3,804	$(52)
1-4 family residential properties	521	676	(155)
Nonfarm nonresidential properties	1,780	2,094	(314)
Former branch site	506	0	506
	$6,559	$6,574	$(15)

Total nonperforming assets	$16,098	$17,653	$(1,555)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) As of June 30, 2013 and December 31, 2012, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of June 30, 2013 were $16.1 million, $1.6 million lower than nonperforming assets as of December 31, 2012. The nonperforming assets category of nonaccrual loans decreased $1.4 million and foreclosed assets decreased by $15 thousand, when comparing the balances as of June 30, 2013 to December 31, 2012.  The $15 thousand decrease in foreclosed assets occurred despite an addition of $506 thousand due to the closing of one of the Company’s branches.  The former branch site was transferred to foreclosed assets.

The majority of the balance of nonaccrual loans at June 30, 2013 was related to a few large credit relationships. Of the $9.2 million of nonaccrual loans at June 30, 2013, $7.5 million or approximately 81.14% was comprised of three credit relationships: $2.9 million, $2.8 million, and $1.8 million. The loans that make up the nonaccrual balance have been written down to their net realizable value. As shown in the table above, the majority of the nonaccrual loans were collateralized by real estate at June 30, 2013 and December 31, 2012. The increase in troubled debts restructured between December 31, 2012 and June 30, 2013 was due to the Company’s efforts to modify problem credits to assist borrowers and return the loans to performing status.

Index
Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. The quality of the Company’s loan portfolio has continued to improve over the past few years, with nonperforming assets generally stabilizing as troubled borrowers’ finances have improved and troubled loans have been charged off or sold. Management remains cautious about the future and is well aware that if the economy does not continue to improve, or if sequestration has a significant negative impact, nonperforming assets could increase in future periods. As was seen in prior years, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

As of June 30, 2013, the allowance for loan losses was 45.32% of nonperforming assets and 76.49% of nonperforming loans. The allowance for loan losses as a percentage of nonperforming assets and as a percentage of nonperforming loans increased between December 31, 2012 and June 30, 2013, primarily due to management concerns about the possible negative consequences of sequestration on local economic conditions and on borrowers’ ability to repay loans.  These percentages could increase further if the effects of sequestration on the Company’s loan portfolio require increases in the allowance for loan losses.  The definition of nonperforming loans is nonperforming assets less foreclosed assets.  The allowance for loan losses was 1.55% of total loans on June 30, 2013 and December 31, 2012.

Allowance for Loan Losses
The allowance for loan losses is based on several components. Historical loss is one of these components. Historical loss is based on the Company’s loss experience during the past eight quarters, which management believes reflects the risk related to each segment of loans in the current economic environment. The historical loss component of the allowance amounted to $3.4 million and $5.4 million as of June 30, 2013 and December 31, 2012, respectively. This decrease is primarily due to lower charge-offs for the first six months of 2013 as compared to the level of charge-offs in certain quarters included in past historical loss periods. The Company uses a rolling eight-quarter average to calculate the historical loss component of the allowance, so higher charge-offs in the first six months of 2011 are no longer included in the calculation as of June 30, 2013, which has caused the historical loss component to decrease.

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

Index
The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2013 and December 31, 2012, the impaired loan component of the allowance for loan losses amounted to $1.9 million and $444 thousand, respectively. As shown in the impaired loan tables in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the recorded investment in impaired loans at June 30, 2013 was $18.2 million, compared to a recorded investment in impaired loans at December 31, 2012 of $17.6 million. As of June 30, 2013, the impaired loan component of the allowance increased by $1.5 million as compared to the component’s balance as of December 31, 2012. The recorded investment in impaired loans increased, while at the same time, some of the loans added to the impairment calculation had loan balances that were in excess of the estimated appraised values. Therefore, the total amount of the impairment associated with those loans increased and a larger allocation was appropriate

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. The qualitative component of the allowance amounted to $1.7 million and $1.5 million as of June 30, 2013 and December 31, 2012, respectively. The major reason for the increase in this component, even though there was a decrease in total loans, is management’s concern about the possible negative consequences of sequestration.

As a result of management’s analysis, the Company added, through the provision, $500 thousand to the allowance for loan losses in the six months ended June 30, 2013. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. If sequestration results in increased historical loss rates, increases in impairment analyses or changes in certain qualitative factors related to the economic conditions, the current level of the allowance for loan losses may be insufficient and increases in the allowance may be needed to account for the effects of sequestration.

Noninterest Income
For the second quarter and the first six months of 2013, noninterest income decreased by $597 thousand and $751 thousand, respectively, when compared to the same periods in 2012. These decreases were mainly due to realized gains (loss) on the sale of available-for-sale investment securities.  In 2012, the Company restructured a portion of its investment portfolio to improve the portfolio’s cash flow and increase its yields. Due to this restructuring, the Company posted income that included a net gain on sale of available-for-sale securities of $769 thousand for the second quarter of 2012 and $1.1 million for the first six months of 2012.  During the second quarter of 2013, however, the Company sold available-for-sale securities in an effort to reduce the investment portfolio’s susceptibility to interest rate risk, which resulted in a net loss on sale of securities of $21 thousand in the second quarter of 2013.

Other areas of noninterest income increased during the three and six months ended June 30, 2013 over the comparable periods in 2012.  Noninterest income improved in the categories of income from fiduciary activities, other service charges, commissions and fees, and income from Old Point Mortgage, LLC, which is a joint venture of the Company. Income from fiduciary activities increased $73 thousand for the second quarter of 2013 and $146 thousand for the first six months of 2013 as compared to the same periods in 2012.  The increase in income from fiduciary activities is because accounts managed by Trust are assessed fees based on the market value of the account’s assets; improvements in the equities markets led to higher asset values and thus higher fee income for Trust. In addition, Trust continues to open new accounts. Other service charges, commissions and fees grew $32 thousand for the second quarter of 2013 and $94 thousand for the first six months of 2013 over the same periods in 2012. The majority of the increase in other service charges, commissions and fees was due to increased revenues from merchant processing services.  Income from Old Point Mortgage increased $123 thousand in the second quarter of 2013 and $179 thousand for the first six months of 2013 as compared to the same periods in 2012.

The Company continues to focus on diversifying noninterest income in response to declining interest income. Management anticipates that noninterest income will continue to increase as the Company continues its efforts in this area.

Index
Noninterest Expense
The Company’s noninterest expense decreased by $898 thousand in the second quarter of 2013 and decreased by $1.2 million during the first six months of 2013, as compared to the same periods in 2012. Most categories of noninterest expense decreased, with the largest decreases seen in salaries and employee benefits, FDIC insurance, legal and audit expense and loss on write-down/sale of foreclosed assets.

Salary and employee benefits decreased $414 thousand in the second quarter 2013 and $454 thousand in the first six months of 2013 as compared to the same periods in 2012.  In 2012, the Company made early retirement offers to eligible employees and initiated a reduction in work force program to eliminate positions that had become unnecessary due to improvements in technology and efficiencies. Both the early retirement offer and the reduction in work force program provided severance packages to employees, which increased salaries and employee benefits expense in 2012.  As of June 30, 2013 the Company had a full time equivalent (FTE) employee count of 285.5, which is 13 positions fewer than the FTE as of June 30, 2012.

FDIC insurance cost decreased $112 thousand when comparing the second quarter of 2013 to the second quarter of 2012 and decreased $210 thousand when comparing the first six months of 2013 to the first six months of 2012.  Legal and audit expense decreased $101 thousand for the second quarter of 2013 and $173 thousand for the first six months of 2013 when compared to the same periods in 2012.  Loss on write-down/sale of foreclosed assets decreased $303 thousand for the second quarter of 2013 and $433 thousand for the first six months of 2013 as compared to the second quarter and first six months of 2012. The decrease in the loss on write-down/sale of foreclosed assets is largely attributable to the Company’s ability to sell foreclosed assets for amounts closer to their book value as real estate market values have recovered, in addition to reducing write-downs on properties still held by the Company.  Reductions in expenses for FDIC insurance, legal and audit expense and write down/sale of foreclosed assets have occurred as the Company has worked successfully to reduce and sell nonperforming assets.

Balance Sheet Review
Assets as of June 30, 2013 were $866.9 million, a decrease of $40.6 million or 4.48%, compared to assets as of December 31, 2012. During the second quarter of 2013, the loan portfolio increased, almost offsetting the $13.6 million decline in loans in the first quarter of 2013.  When comparing June 30, 2013 to December 31, 2012, securities available for sale decreased $70.9 million, securities held-to-maturity increased $10.8 million and interest-bearing due from banks increased $15.5 million.  During May and June of 2013, the 10-year Treasury rate increased approximately 100 basis points. This increase caused a significant reduction in the market value of the Company’s available-for-sale securities.  During this period, management sold approximately $40.0 million out of the available-for-sale portfolio and purchased $10.8 million of shorter term tax-exempt municipal securities which were placed in the held-to-maturity portfolio, in order to reduce the portfolio’s susceptibility to interest rate risk. The Company increased its cash and cash equivalents with the remaining proceeds from the securities sold.  To manage its net interest margin, the Company continued to focus on reduction of higher-cost time deposits by lowering deposit rates and allowing attrition to shrink time deposits. Time deposits decreased $27.1 million from $308.8 million on December 31, 2012 to $281.7 million at June 30, 2013.  Management believes that the loan growth and the reduction in time deposits that was experienced in the second quarter will continue and a large portion of the current excess in the cash and cash equivalents will be absorbed.

The Company’s holdings of “Alt-A” type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company’s loan portfolio as of June 30, 2013.

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

Index
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

Loans Secured by 1 - 4 Family First Mortgages, 1 - 4 Family Open-end and 1 - 4 Family Junior Liens As of June 30, 2013 (dollars in thousands)

	Amount	Percent
Subprime	$18,717	17.88%
Non-subprime	85,951	82.12%
	$104,668	100.00%

Total loans	$469,508
Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.99%

In addition to the subprime loans secured by real estate discussed above, as of June 30, 2013, the Company had an additional $1.7 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company’s total subprime loans as of June 30, 2013 were $20.4 million, amounting to 4.35% of the Company’s total loans at June 30, 2013.

Additionally, the Company has no investments secured by “Alt-A” type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first six months of 2013 were $889.4 million compared to $857.5 million for the first six months of 2012. Average investment securities increased $54.1 million, as management deployed excess funds from decreases in loans and increases in the lower-cost deposit categories of demand deposits, interest-bearing transaction accounts, money market deposit accounts and savings accounts.  The average balance in these low cost deposit categories increased $28.3 million when comparing the first six months of 2013 to the same period in 2012.

Capital Resources
Total stockholders’ equity as of June 30, 2013 was $82.5 million, down $6.8 million or 7.62% from $89.3 million at December 31, 2012. The reduction in total stockholders’ equity is due to the accumulated other comprehensive loss component.  During May and June of 2013, the 10-year Treasury rate increased approximately 100 basis points. This increase caused a significant reduction in the market value of the Company’s available-for-sale securities.  The unrealized gain (loss) on securities component of stockholder’s equity was an unrealized loss of $6.2 million on June 30, 2013 as compared to an unrealized gain of $2.0 million as of December 31, 2012.  The unrealized loss at June 30, 2013 was caused by increases in market interest rates.  Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost. The Company does not consider the investments to be other-than temporarily impaired.

Index
Under applicable banking regulations, total capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders’ equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company’s capital ratios at June 30, 2013. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company’s capital position remains strong.

	2013
	Regulatory	June 30, 2013
	Minimums
Tier 1 Leverage	4.00%	10.27%
Tier 1	4.00%	15.27%
Total Capital	8.00%	16.50%

Book value per share was $16.64 at June 30, 2013 as compared to $17.62 at June 30, 2012. Cash dividends were $248 thousand or $0.05 per share in both the second quarter of 2013 and the second quarter of 2012. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the second quarter of 2013, the Company had $233.6 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines with correspondent banks. As of the end of the second quarter of 2013, the Company had $43.0 million available in federal funds lines to handle any short-term borrowing needs.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of June 30, 2013, the Bank’s unpledged, available-for-sale securities totaled $178.1 million. The Company’s primary external source of liquidity is advances from the FHLB.

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

As of June 30, 2013, other than those disclosed above, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2012 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2013, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company’s 2012 annual report on Form 10-K.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

An important element of earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. This gap can be managed by re-pricing assets or liabilities, which are variable rate instruments, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to offset interest rate risk and to minimize the impact of rising or falling interest rates on net interest income.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2013. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At June 30, 2013, non-maturing deposit liabilities totaled $448.7 million or 61.43% of total deposit liabilities.

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

When the Company is asset sensitive, net interest income should improve if interest rates rise since assets will re-price faster than liabilities. Conversely, if interest rates fall, net interest income should decline, depending on the optionality (prepayment speeds) of the assets. When the Company is liability sensitive, net interest income should fall if rates rise and rise if rates fall.

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a “static” test to measure the effects of changes in interest rates on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the rate change by re-pricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company’s earnings at June 30, 2013. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate 0.84% annual decrease in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate 1.00% annual increase in net interest income and that a 100 basis point ramped rise in rates would cause an approximate 2.04% increase in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended June 30, 2013, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended June 30, 2013, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.	Exhibits.

Index
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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2013), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 9, 2013	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 9, 2013	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)