Form 10-Q
period 2013-09-30
OLD POINT FINANCIAL CORP
filed 2013-11-13
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ■ Yes      o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ■ Yes    o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company ■
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes     ■  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

4,959,009 shares of common stock ($5.00 par value) outstanding as of October 31, 2013

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.                                                                                        Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)

Assets

Cash and due from banks	$15,527,275	$15,982,070

Interest-bearing due from banks	49,255,719	24,732,329
Federal funds sold	1,930,976	1,602,847
Cash and cash equivalents	66,713,970	42,317,246
Securities available-for-sale, at fair value	158,147,372	329,455,812
Securities held-to-maturity (fair value approximates $94,838,359 and $573,500)	93,819,137	570,000
Restricted securities	2,378,100	2,561,900
Loans, net of allowance for loan losses of $6,979,663 and $7,324,310	473,187,156	463,808,457
Premises and equipment, net	38,463,873	32,528,350
Bank-owned life insurance	22,471,938	21,824,197
Other real estate owned, net of valuation allowance of $1,716,858 and $1,870,285	6,888,213	6,573,398
Other assets	14,486,743	7,859,344
Total assets	$876,556,502	$907,498,704

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$180,462,289	$176,740,312
Savings deposits	279,577,902	268,252,782
Time deposits	270,783,394	308,822,642
Total deposits	730,823,585	753,815,736
Overnight repurchase agreements	37,019,654	35,945,800
Term repurchase agreements	411,065	1,279,574
Federal Home Loan Bank advances	25,000,000	25,000,000
Accrued expenses and other liabilities	3,145,411	2,157,558
Total liabilities	796,399,715	818,198,668

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized;4,959,009 shares issued and outstanding	24,795,045	24,795,045
Additional paid-in capital	16,391,845	16,391,845

Retained earnings	50,464,644	48,304,609
Accumulated other comprehensive loss, net	(11,494,747)	(191,463)
Total stockholders' equity	80,156,787	89,300,036
Total liabilities and stockholders' equity	$876,556,502	$907,498,704

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Interest and Dividend Income:
Interest and fees on loans	$5,883,652	$6,494,629	$17,782,921	$20,313,095
Interest on due from banks	35,694	16,871	68,501	43,151
Interest on federal funds sold	161	401	912	1,164
Interest on securities:
Taxable	949,535	1,229,293	3,526,071	3,830,193
Tax-exempt	369,008	201,758	920,990	443,967
Dividends and interest on all other securities	25,283	15,275	69,401	60,467
Total interest and dividend income	7,263,333	7,958,227	22,368,796	24,692,037

Interest Expense:
Interest on savings deposits	71,252	95,052	227,107	283,291
Interest on time deposits	757,102	971,078	2,406,837	2,910,056
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	7,120	10,415	26,561	42,438
Interest on Federal Home Loan Bank advances	308,584	337,550	915,688	1,187,642
Total interest expense	1,144,058	1,414,095	3,576,193	4,423,427
Net interest income	6,119,275	6,544,132	18,792,603	20,268,610
Provision for loan losses	300,000	750,000	800,000	1,950,000
Net interest income, after provision for loan losses	5,819,275	5,794,132	17,992,603	18,318,610

Noninterest Income:
Income from fiduciary activities	868,598	776,615	2,634,092	2,396,266
Service charges on deposit accounts	1,081,896	1,050,152	3,114,761	3,153,461
Other service charges, commissions and fees	880,544	853,989	2,651,134	2,531,050
Income from bank-owned life insurance	215,307	693,745	647,133	1,142,626
Income from Old Point Mortgage	99,150	51,168	403,474	176,466
Gain (loss) on sale of available-for-sale securities, net	(5,185)	619,936	(25,717)	1,703,805
Other operating income	56,525	60,027	169,460	150,691
Total noninterest income	3,196,835	4,105,632	9,594,337	11,254,365

Noninterest Expense:
Salaries and employee benefits	4,554,101	5,259,880	14,280,611	15,440,042
Occupancy and equipment	1,098,172	1,110,635	3,289,055	3,273,568
Data processing	412,555	448,854	1,247,015	1,222,757
FDIC insurance	172,382	284,042	529,357	851,194
Customer development	186,030	189,037	597,508	595,925
Legal and audit expense	155,900	174,672	390,561	582,784
Other outside service fees	112,795	135,881	321,683	429,248
Employee professional development	142,651	125,844	455,432	455,828
Postage and courier expense	119,773	118,179	362,804	361,490
Advertising	52,863	138,733	300,233	430,345
Stationery and supplies	111,188	116,733	326,911	334,572
Bad checks and other losses	107,525	103,070	246,745	240,517
Capital stock tax	104,808	61,404	296,999	185,114
Loss on write-down/sale of other real estate owned	65,234	99,960	268,910	736,594
Other operating expense	380,172	385,306	1,136,902	1,108,340
Total noninterest expense	7,776,149	8,752,230	24,050,726	26,248,318
Income before income taxes	1,239,961	1,147,534	3,536,214	3,324,657
Income tax expense	202,617	73,346	582,738	533,961
Net income	$1,037,344	$1,074,188	$2,953,476	$2,790,696

Basic Earnings per Share:
Average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.21	$0.22	$0.60	$0.56

Diluted Earnings per Share:
Average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.21	$0.22	$0.60	$0.56

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(unaudited)		(unaudited)
Net income	$1,037,344	$1,074,188	$2,953,476	$2,790,696
Other comprehensive income (loss), net
Unrealized gains (losses) on available-for-sale securities, net	(3,125,290)	2,153,604	(11,348,274)	2,403,011
Amortization of unrealized losses on securities transferred to held-to-maturity, net of tax	44,990	0	44,990	0
Other comprehensive income (loss), net	(3,080,300)	2,153,604	(11,303,284)	2,403,011
Comprehensive income (loss)	$(2,042,956)	$3,227,792	$(8,349,808)	$5,193,707

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

(unaudited)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

NINE MONTHS ENDED SEPTEMBER 30, 2013

Balance at beginning of period	4,959,009	$24,795,045	$16,391,845	$48,304,609	$(191,463)	$89,300,036
Net income	0	0	0	2,953,476	0	2,953,476
Other comprehensive loss, net of tax	0	0	0	0	(11,303,284)	(11,303,284)
Cash dividends ($0.16 per share)	0	0	0	(793,441)	0	(793,441)

Balance at end of period	4,959,009	$24,795,045	$16,391,845	$50,464,644	$(11,494,747)	$80,156,787

NINE MONTHS ENDED SEPTEMBER 30, 2012

Balance at beginning of period	4,959,009	$24,795,045	$16,309,983	$45,109,268	$(349,581)	$85,864,715
Net income	0	0	0	2,790,696	0	2,790,696
Other comprehensive income, net of tax	0	0	0	0	2,403,011	2,403,011
Stock compensation expense	0	0	81,060	0	0	81,060
Cash dividends ($0.15 per share)	0	0	0	(743,851)	0	(743,851)

Balance at end of period	4,959,009	$24,795,045	$16,391,043	$47,156,113	$2,053,430	$90,395,631

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,953,476	$2,790,696

Depreciation and amortization	1,471,114	1,411,040
Provision for loan losses	800,000	1,950,000
Net (gain) loss on sale of available-for-sale securities	25,717	(1,703,805)
Net amortization of securities	1,947,709	1,142,043
Net loss on disposal of premises and equipment	22,666	396
Net loss on write-down/sale of other real estate owned	268,910	736,594
Income from bank owned life insurance	(647,133)	(1,142,626)
Stock compensation expense	0	81,060
Deferred tax (benefit) expense	(59,203)	110,235
(Increase) decrease in other assets	(777,574)	1,653,149
Increase in other liabilities	987,853	993,695
Net cash provided by operating activities	6,993,535	8,022,477

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(12,742,008)	(277,741,641)
Purchases of held-to-maturity securities	(25,770,691)	0
Proceeds from sales of restricted securities	183,800	889,100
Proceeds from maturities and calls of securities	35,340,464	59,843,643
Proceeds from sales of available-for-sale securities	62,131,923	147,178,925
(Increase) decrease in loans made to customers	(11,610,600)	53,071,871
Proceeds from sales of other real estate owned	1,386,147	2,461,219
Proceeds from payout on bank-owned life insurance policy	0	1,109,296
Purchases of premises and equipment	(7,935,599)	(2,226,964)
Net cash provided by (used in) investing activities	40,983,436	(15,414,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	3,721,977	12,551,450
Increase in savings deposits	11,325,120	15,417,220
Increase (decrease) in time deposits	(38,039,248)	12,826,761
Increase in federal funds purchased, repurchase agreements and other borrowings	205,345	2,062,241
Decrease in Federal Home Loan Bank advances	0	(10,000,000)
Cash dividends paid on common stock	(793,441)	(743,851)
Net cash provided by (used in) financing activities	(23,580,247)	32,113,821

Net increase in cash and cash equivalents	24,396,724	24,721,747
Cash and cash equivalents at beginning of period	42,317,246	24,854,656
Cash and cash equivalents at end of period	$66,713,970	$49,576,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,664,860	$4,526,922
Income tax	$550,000	$600,000

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(10,962,474)	$3,640,925
Loans transferred to other real estate owned	$1,431,901	$564,480
Former branch site transferred from fixed assets to other real estate owned	$506,296	$0
Securities transferred from available-for-sale to held-to-maturity	$68,015,458	$0
Unrealized loss on securities transferred from available-for-sale to held-to-maturity	$(6,231,880)	$0
Amortization of unrealized loss on securities transferred to held-to-maturity	$68,166	$0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at September 30, 2013 and December 31, 2012, the results of operations and statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the statements of changes in stockholders' equity and statements of cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation.

AVAILABLE INFORMATION
The Company maintains a website on the Internet at www.oldpoint.com. The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). The information available on the Company's Internet website is not part of this Form 10-Q or any other report filed by the Company with the SEC. The public may read and copy any documents the Company files at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's SEC filings can also be obtained on the SEC's website on the Internet at www.sec.gov.

SUBSEQUENT EVENTS
In accordance with Accounting Standards Codification (ASC) 855-10, "Subsequent Events," the Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) unrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

The Company is expanding the building of a current branch office. The Company signed a contract with a general contractor on April 19, 2012. The contract entitles the contractor to $2.1 million for Phase I of the construction, which includes site work and construction of the building shell. The Company signed an amendment to the contract with the general contractor on October 16, 2012 for the remainder of the construction. The revised contract entitles the contractor to $12.2 million for the construction of the building. As of the writing of this quarterly report on Form 10-Q, $9.3 million had been disbursed to the contractor. The Company anticipates that the total project will likely cost between $13.0 million and $15.0 million and be completed in the next six months.

On September 6, 2013, the Company completed the consolidation of two of its branches located in Chesapeake, Virginia. Because of their proximity, the branches were serving a customer base that could be more efficiently served by one branch. The furniture and equipment from the closed branch has been redeployed or disposed of.  The Company will be using the closed branch location for non-branch personnel; therefore this location will not be transferred to other real estate owned (OREO).

On September 20, 2013, the Company completed the consolidation of two of its branches located in Newport News, Virginia. Because of their proximity, the branches were serving a customer base that could be more efficiently served by one branch. The value of furniture and equipment from the closed branch that has not been fully depreciated and needs to be redeployed is $8 thousand and the value of the furniture and equipment that needs to be disposed of is $6 thousand.  The Company transferred to OREO the book value of the land and building for the closed branch location in the amount of $379 thousand in October 2013.

On October 1, 2013, Old Point Trust & Financial Services (Trust), a wholly-owned subsidiary of Old Point Financial Corporation, acquired Penact Associates, Inc. Trust paid $12 thousand for its assets and entered into three employee agreements.

Other than those discussed above, the Company did not identify any recognized or unrecognized subsequent events that would have required adjustment to or disclosure in the financial statements through the date filed.

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2013
Obligations of U.S. Government agencies	$570	$2	$(5)	$567
Obligations of state and political subdivisions	25,669	3	(716)	24,956
Mortgage-backed securities	67,580	1,735	0	69,315
Total	$93,819,000	$1,740	$(721)	$94,838,000

December 31, 2012
Obligations of U.S. Government agencies	$570	$4	$0	$574,000

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2013
Obligations of U.S. Government agencies	$15,193	$249	$(378)	$15,064
Obligations of state and political subdivisions	51,362	77	(4,389)	47,050
Mortgage-backed securities	97,245	0	(3,477)	93,768
Money market investments	892	0	0	892
Corporate bonds	1,399	0	(26)	1,373
Total	$166,091	$326	$(8,270)	$158,147

December 31, 2012
Obligations of U.S. Government agencies	$35,787	$1,314	$(13)	$37,088
Obligations of state and political subdivisions	43,276	712	(214)	43,774
Mortgage-backed securities	246,132	1,966	(743)	247,355
Money market investments	541	0	0	541
Corporate bonds and other securities	700	0	(2)	698
Total	$326,436	$3,992	$(972)	$329,456

On August 31, 2013, the Company transferred $68.0 million of mortgage-back securities from available-for-sale to held-to-maturity.  On the date of transfer, the transferred securities had an amortized cost of $74.2 million and an unrealized loss of $6.2 million.  The unrealized loss on the transferred securities continues to be recognized as a component of accumulated other comprehensive loss within the Company's consolidated stockholder's equity (net of income tax benefit) and will be amortized over the remaining life of the securities using the effective interest method.  During the period of September 1, 2013 through September 30, 2013, amortization of this unrealized loss totaled $68 thousand.

OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
Management assesses whether the Company intends to sell or it is more-likely-than-not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the Company separates the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security's amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security's fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

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

The Company has a process in place to identify debt securities that could potentially have a credit or interest-rate related impairment that is other-than-temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, and cash flow projections as indicators of credit issues. On a quarterly basis, management reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. Management considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (a) the extent and length of time the fair value has been below cost; (b) the reasons for the decline in value; (c) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (d) for fixed maturity securities, the Company's intent to sell a security or whether it is more-likely-than-not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the Company's ability and intent to hold the security for a period of time that allows for the recovery in value.

The Company has not recorded impairment charges through income on securities for the three or nine months ended September 30, 2013 or the year ended December 31, 2012.

TEMPORARILY IMPAIRED SECURITIES

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated. The Company had no held-to-maturity securities with unrealized losses at December 31, 2012.

	September 30, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$378	$4,454	$0	$0	$378	$4,454	1
Obligations of state and political subdivisions	4,251	40,686	138	1,944	4,389	42,630	83
Mortgage-backed securities	2,863	84,487	614	9,282	3,477	93,769	12
Corporate bonds	24	1,175	2	98	26	1,273	10
Total securities available-for-sale	$7,516	$130,802	$754	$11,324	$8,270	$142,126	106

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$5	$95	$0	$0	$5	$95	1
Obligations of state and political subdivisions	716	20,635	0	0	716	20,635	42
Total securities held-to-maturity	$43	$20,730	$0	$0	$721	$20,730	43

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U. S. Government agencies	$13	$5,103	$0	$0	$13	$5,103	1
Obligations of state and political subdivisions	214	9,535	0	0	214	9,535	24
Mortgage-backed securities	743	104,066	0	0	743	104,066	9
Corporate bonds and other securities	2	700	0	0	2	700	2
Total securities available-for-sale	$972	$119,404	$0	$0	$972	$119,404	36

Certain investments within the Company's portfolio had unrealized losses at September 30, 2013 and December 31, 2012, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2013 or December 31, 2012.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	September 30, 2013	December 31, 2012

Mortgage loans on real estate:
Residential 1-4 family	$81,982	$77,267
Commercial	285,811	274,613
Construction	12,624	12,005
Second mortgages	12,976	14,315
Equity lines of credit	31,155	32,327
Total mortgage loans on real estate	424,548	410,527
Commercial loans	29,880	25,341
Consumer loans	10,260	13,146
Other	15,479	22,119
Total loans	480,167	471,133
Less: Allowance for loan losses	6,980	7,324
Loans, net of allowance and deferred fees	$473,187	$463,808

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $780 thousand and $1.6 million at September 30, 2013 and December 31, 2012, respectively.

CREDIT QUALITY INFORMATION
The Company uses internally-assigned risk grades to estimate the capability of borrowers to repay the contractual obligations of their loan agreements as scheduled or at all. The Company's internal risk grade system is based on experiences with similarly graded loans. Credit risk grades are updated at least quarterly as additional information becomes available, at which time management analyzes the resulting scores to track loan performance.

The Company's internally assigned risk grades are as follows:
·	Pass: Loans are of acceptable risk.
·	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.
·	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.
·
Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.

·	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of September 30, 2013
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$75,763	$1,175	$5,044	$81,982
Commercial	271,020	6,245	8,546	285,811
Construction	9,916	162	2,546	12,624
Second mortgages	12,905	0	71	12,976
Equity lines of credit	30,679	0	476	31,155
Total mortgage loans on real estate	400,283	7,582	16,683	424,548
Commercial loans	28,750	110	1,020	29,880
Consumer loans	10,229	0	31	10,260
Other	15,479	0	0	15,479
Total	$454,741	$7,692	$17,734	$480,167

Credit Quality Information As of December 31, 2012
(in thousands)
	Pass	OAEM	Substandard	Total

Mortgage loans on real estate:
Residential 1-4 family	$70,961	$1,711	$4,595	$77,267
Commercial	258,195	6,781	9,637	274,613
Construction	8,651	254	3,100	12,005
Second mortgages	13,488	242	585	14,315
Equity lines of credit	31,704	239	384	32,327
Total mortgage loans on real estate	382,999	9,227	18,301	410,527
Commercial loans	23,997	209	1,135	25,341
Consumer loans	13,042	0	104	13,146
Other	22,119	0	0	22,119
Total	$442,157	$9,436	$19,540	$471,133

As of September 30, 2013 and December 31, 2012 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of September 30, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$649	$174	$4,098	$4,921	$77,061	$81,982	$0
Commercial	1,263	0	2,608	3,871	281,940	285,811	0
Construction	0	402	2,545	2,947	9,677	12,624	0
Second mortgages	29	0	0	29	12,947	12,976	0
Equity lines of credit	121	0	0	121	31,034	31,155	0
Total mortgage loans on real estate	2,062	576	9,251	11,889	412,659	424,548	0
Commercial loans	35	1,025	0	1,060	28,820	29,880	0
Consumer loans	55	24	13	92	10,168	10,260	13
Other	62	17	5	84	15,395	15,479	5
Total	$2,214	$1,642	$9,269	$13,125	$467,042	$480,167	$18
(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

Age Analysis of Past Due Loans as of December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,115	$0	$3,783	$4,898	$72,369	$77,267	$348
Commercial	207	0	724	931	273,682	274,613	0
Construction	140	0	2,925	3,065	8,940	12,005	0
Second mortgages	113	0	544	657	13,658	14,315	60
Equity lines of credit	90	0	287	377	31,950	32,327	0
Total mortgage loans on real estate	1,665	0	8,263	9,928	400,599	410,527	408
Commercial loans	275	13	122	410	24,931	25,341	25
Consumer loans	85	22	11	118	13,028	13,146	11
Other	54	7	3	64	22,055	22,119	3
Total	$2,079	$42	$8,399	$10,520	$460,613	$471,133	$447
(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	September 30, 2013	December 31, 2012
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$4,350	$3,663
Commercial	3,005	3,037
Construction	2,546	3,065
Second mortgages	0	484
Equity lines of credit	0	286
Total mortgage loans on real estate	9,901	10,535
Commercial loans	0	97
Consumer loans	0	0
Total	$9,901	$10,632

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Interest income that would have been recorded under original loan terms	$482	$823
Actual interest income recorded for the period	95	235
Reduction in interest income on nonaccrual loans	$387	$588

TROUBLED DEBT RESTRUCTURINGS
The Company's loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company's loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company defines a TDR as nonperforming if the TDR is in nonaccrual status or is 90 days or more past due and still accruing interest at the report date.

When the Company modifies a loan, management evaluates any possible impairment as discussed further under Impaired Loans below.

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class For the Three Months Ended September 30, 2013
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	3	$488	$488	$487

Troubled Debt Restructuings by Class For the Three Months Ended September 30, 2012
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2012
Mortgage loans on real estate:
Residential 1-4 family	1	$93	$87	$71
Commercial	1	467	467	425
Total	2	$560	$554	$496

Troubled Debt Restructurings by Class For the Nine Months Ended September 30, 2013
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	6	$1,164	$1,164	$1,158
Commercial	1	207	207	200
Total	7	$1,371	$1,371	$1,358

Troubled Debt Restructurings by Class For the Nine Months Ended September 30, 2012
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2012
Mortgage loans on real estate:
Residential 1-4 family	1	$93	$87	$72
Commercial	3	3,486	2,928	2,782
Second mortgages	1	111	145	139
Total	5	$3,690	$3,160	$2,993

The seven loans restructured in the first nine months of 2013 were all given below-market rates for debt with similar risk characteristics. During the first nine months of 2012, three restructurings were given principal reductions totaling $530 thousand; one of the three loans given principal reductions was also given a below-market rate for debt with similar risk characteristics; and two loans were given below-market rates but were not given principal reductions.

The following table presents TDRs for the three and nine months ended September 30, 2013 for which there was a payment default where the default occurred within twelve months of restructuring.

Restructurings that Subsequently Defaulted
As of September 30, 2013
(in thousands)
Recorded Investment in Defaulting Loans
Mortgage loans on real estate
Residential 1 - 4 family	$79,000
Commercial	1,829,000
Total	$1,908,000

During the three and nine months ended September 30, 2012, there were no TDRs for which there was a payment default where the default occurred within twelve months of restructuring.  A TDR is considered in default when it is 90 days or more past due or has been charged off.

The TDRs in the tables above are factored into the determination of the allowance for loan losses as of the periods indicated. These loans are included in the impaired loan analysis, as discussed below.

IMPAIRED LOANS
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and loans modified in a TDR. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole or remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, when foreclosure is probable, instead of the discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

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

Impaired Loans by Class (in thousands)
	As of September 30, 2013				For the nine months ended September 30, 2013
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,943	$1,443	$4,236	$1,065	$5,053	$71
Commercial	12,563	3,472	6,156	571	10,414	317
Construction	3,305	0	2,546	149	2,880	0
Second mortgages	147	7	135	135	546	5
Equity lines of credit	0	0	0	0	193	0
Total mortgage loans on real estate	$21,958	$4,922	$13,073	$1,920	$19,086	$393
Commercial loans	0	0	0	0	8	0
Consumer loans	16	0	16	0	17	1
Total	$21,974	$4,922	$13,089	$1,920	$19,111	$394

Impaired Loans by Class (in thousands)
	As of December 31, 2012				For the year ended December 31, 2012
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,100	$681	$3,235	$226	$2,354	$136
Commercial	12,459	3,741	5,817	180	10,151	242
Construction	3,782	3,064	0	0	3,320	(9)
Second mortgages	695	583	47	5	542	12
Equity lines of credit	370	286	0	0	391	(2)
Total mortgage loans on real estate	$21,406	$8,355	$9,099	$411	$16,758	$379
Commercial loans	117	0	97	33	104	(14)
Consumer loans	17	17	0	0	26	1
Total	$21,540	$8,372	$9,196	$444	$16,888	$366

MONITORING OF LOANS AND EFFECT OF MONITORING FOR THE ALLOWANCE FOR LOAN LOSSES
Loan officers are responsible for continual portfolio analysis and prompt identification and reporting of problem loans, which includes assigning a risk grade to each applicable loan at its origination and revising such grade as the situation dictates. Loan officers maintain frequent contact with borrowers, which should enable the loan officer to identify potential problems before other personnel. In addition, meetings with loan officers and upper management are held to discuss problem loans and review risk grades. Nonetheless, in order to avoid over-reliance upon loan officers for problem loan identification, the Company's loan review system provides for review of loans and risk grades by individuals who are independent of the loan approval process. Risk grades and historical loss rates by risk grades are used as a component of the calculation of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. Prior to the September 30, 2013 calculation of the allowance for loan losses, the Company segmented certain loans in the portfolio by product type according to internally established criteria. Beginning with the September 30, 2013 calculation, the Company segmented the loans in the portfolio by the categories defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report).  Management believes that using the Call Report categories to segment loans for this purpose results in increased efficiency and accuracy in the determination of the adequacy of the allowance for loan losses.  Loans were and continue to be segmented into the following pools: commercial, real estate-construction, real estate-mortgage, consumer and other loans. The Company also sub-segments the real estate-mortgage segment into four classes: residential 1-4 family, commercial real estate, second mortgages and equity lines of credit.  While the pools remain the same, management believes the use of the Call Report criteria to categorize loans within the pools results in loans being placed in the pool that most closely reflects each loan's risk profile.

The Company uses an internally developed risk evaluation model in the estimation of the credit risk process. The model and assumptions used to determine the allowance are independently validated and reviewed to ensure that the theoretical foundation, assumptions, data integrity, computational processes and reporting practices are appropriate and properly documented.

The use of the Call Report categories did not result in any change to the segments' risk characteristics. Each portfolio segment has risk characteristics as follows:
·
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

·
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

·
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

·
Consumer loans: Consumer loans carry risks associated with the continued credit-worthiness of the borrowers and the value of the collateral. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

·
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

Prior to September 30, 2013, management pooled each segment by risk grade and applied a historical loss percentage to determine the balance of the allowance account for each segment of the loan portfolio. Beginning with the calculation for September 30, 2013, the Company converted the analysis of the adequacy of the allowance for loan loss to a software program that uses migration analysis on pooled segments by risk grade or by days past due.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades.  The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout an eight-quarter period, which provides management with more information regarding trends (or migrations) in a particular loan segment. Management believes the additional information provided by the migration analysis results in more accurate historical loss information.

THE COMPANY'S ESTIMATION PROCESS
Loans are either individually evaluated for impairment or pooled with like loans and collectively evaluated for impairment. Also, various qualitative factors are applied to each segment of the loan portfolio. The allowance for loan losses is the accumulation of these components. Management's estimate is based on certain observable, historical data that management believes are most reflective of the underlying credit losses being estimated.

Management provides an allocated component of the allowance for loans that are individually evaluated for impairment. An allocated allowance is established when the discounted value of future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan. This allocation represents the sum of management's estimated losses on each loan.

Loans collectively evaluated for impairment are pooled, with a historical loss rate applied to each pool.  This historical loss rate at September 30, 2013 was based on a migration analysis of the portfolio over the previous eight quarters.  At December 31, 2012, the historical loss percentage was based on losses sustained in each segment of the portfolio over the previous eight quarters. See the discussion of changes in accounting methodology below for additional explanation.

Based on credit risk assessments and management's analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.0 million adequate to cover loan losses inherent in the loan portfolio at September 30, 2013.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Nine Months Ended September 30, 2013	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$677	$187	$6,179	$204	$77	$7,324
Charge-offs	(120)	(99)	(1,037)	(83)	(123)	(1,462)
Recoveries	67	4	137	60	50	318
Provision for loan losses	(368)	516	504	(13)	161	800
Ending balance	$256	$608	$5,783	$168	$165	$6,980
Ending balance individually evaluated for impairment	$0	$149	$1,771	$0	$0	$1,920
Ending balance collectively evaluated for impairment	256	459	4,012	168	165	5,060
Ending balance	$256	$608	$5,783	$168	$165	$6,980
Loan Balances:
Ending balance individually evaluated for impairment	$0	$2,546	$15,449	$16	$0	$18,011
Ending balance collectively evaluated for impairment	29,880	10,078	396,475	10,244	15,479	462,156
Ending balance	$29,880	$12,624	$411,924	$10,260	$15,479	$480,167

For the Year Ended December 31, 2012	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,011	$323	$6,735	$300	$129	$8,498
Charge-offs	(138)	(831)	(2,554)	(259)	(187)	(3,969)
Recoveries	67	30	162	70	66	395
Provision for loan losses	(263)	665	1,836	93	69	2,400
Ending balance	$677	$187	$6,179	$204	$77	$7,324
Ending balance individually evaluated for impairment	$33	$0	$411	$0	$0	$444
Ending balance collectively evaluated for impairment	644	187	5,768	204	77	6,880
Ending balance	$677	$187	$6,179	$204	$77	$7,324
Loan Balances:
Ending balance individually evaluated for impairment	$97	$3,064	$14,390	$17	$0	$17,568
Ending balance collectively evaluated for impairment	25,244	8,941	384,132	13,129	22,119	453,565
Ending balance	$25,341	$12,005	$398,522	$13,146	$22,119	$471,133

CHANGES IN ACCOUNTING METHODOLOGY

On September 30, 2013, the Company converted the analysis of the adequacy of the allowance for loan loss from a manual input process using Excel spreadsheets to a more automated process using information downloaded from the loan subsystem to a software program. The program streamlines reserve estimation with a consistent and defensible methodology, automates a cumbersome, manual process to allow more time for analysis, and minimizes the risk of human error which ensures better and more accurate calculations. The automation is primarily used to input and aggregate information and to provide the analysis regarding migration trends.  It enhances but does not replace management's subjective analysis of historical loss rates, credit risk and qualitative factors.

The change in the calculation is in the method by which the historic loss on balances collectively evaluated for impairment is determined. Prior to September 30, 2013, management pooled each segment by risk grade and applied a historical loss percentage to determine the balance of the allowance account for each segment of the loan portfolio. Beginning with the September 30, 2013 calculation, the Company uses migration analysis on pooled segments by risk grade or by days past due.  In addition, the collectively evaluated impairment pools were based on internally defined product types under the previous method.  Beginning with the September 30, 2013, calculation, the collectively evaluated impairment pools are categorized using federal Call Report definitions.

Under the previous method, the pass loan pool actual loss experience was 0% but this experience was given an override in a very conservative manner by using the loss experience for the entire loan portfolio for the average of the past eight quarters.  This method was considered extremely conservative as it included the historical loss experience for the riskier OAEM and Substandard rated credits which were already accounted for in their own allocations.  Under the current method, which uses migration analysis, an override is no longer needed because migration analysis tracks the movement of loans through the various loan classifications in order to estimate the percentage of losses likely to be incurred in the Company's current portfolio.
The following table represents the effect on the loan loss provision for the nine months ended September 30, 2013 as a result of the changes to the methodology from that used in prior periods.

	Calculated Provision Based on Current Quarter Methodology	Calculated Provision Based on Prior Quarter Methodology	Difference
	(in thousands)
Portfolio Segment:
Commercial	$(368)	$(346)	$(22)
Real estate - construction	516	371	145
Real estate - mortgage	504	859	(355)
Consumer loans	(13)	(64)	51
Other	161	36	125
Total	$800	$856	$(56)

Under the previous method, the provisions for real estate – construction and real estate – mortgage were calculated on the same pool of loans, with loss rates for that aggregated pool applied to the loan balances in those segments, even though the two segments have different risk characteristics and performance history.  Under the current method, the historical loss rate on construction loans is calculated separately from other real estate loans, providing a more precise estimate of the Company's true historical losses.

The other loans segment in the table above includes overdrafts on deposit accounts.  The new method allows management to perform a more granular analysis of overdrawn accounts.

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

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first nine months of 2013.

On March 9, 2008, the Company's 1998 Stock Option Plan expired. Options to purchase 154,460 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at September 30, 2013. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the nine months ended September 30, 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2013	156,960	$22
Granted	0	0
Exercised	0	0
Canceled or expired	(2,500)	22
Options outstanding, September 30, 2013	154,460	$22	2.71	$0
Options exercisable, September 30, 2013	154,460	$22	2.71	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on changes in the market value of the Company's common stock. As of September 30, 2013, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company's common stock.

No options were exercised during the nine months ended September 30, 2013.

As of September 30, 2013, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Note 5. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended September 30,	2013	2012
	Pension Benefits
Interest cost	$63,178	$72,889
Expected return on plan assets	(87,165)	(82,743)
Loss related to early retirement plan	0	291,829
Amortization of net loss	76,771	84,330
Net periodic pension plan cost	$52,784	$366,305

Nine months ended September 30,	2013	2012

Interest cost	$189,144	$216,389
Expected return on plan assets	(263,963)	(277,743)
Loss related to early retirement plan	0	291,829
Amortization of net loss	225,819	196,830
Net periodic pension plan cost	$151,000	$427,305

At September 30, 2013, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2013.

Note 6. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on
	2013	2012	2013	2012	Consolidated Statement of Income

Available-for-sale securities
Realized gains (losses) on sales of securities	$(5)	$620	$(26)	$1,704	Gain (loss) on sale of available-for-sale securities, net
Tax effect	(2)	211	(9)	579	Income tax expense
	$(3)	$409	$(17)	$1,125	Net of tax

The following table presents the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Nine Months Ended September 30, 2013
Balance at beginning of period	$1,992	$0	$(2,184)	$0
Net change for the period	(7,235)	(4,068)	0	(11)
Balance at end of period	$(5,243)	$(4,068)	$(2,184)	$(11)

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
		(in thousands)

Nine Months Ended September 30, 2012

Balance at beginning of period	$1,525	$0	$(1,875)	$(1,875)
Net change for the period	2,403	0	$0	0
Balance at end of period	$3,928	$0	(1,875)	$2

The following table presents the change in each component of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Nine Months Ended September 30, 2013
	Pretax	Tax Expense (Benefit)	Net-of-Tax
	(in thousands)
Unrealized losses on securities
Unrealized holding losses arising during the period	$(10,988)	$(3,736)	$(7,252)
Less reclassification adjustment for losses recognized in income	(26)	(9)	(17)
Net unrealized losses on securities	(10,962)	(3,727)	(7,235)

Market adjustment on securities transferred to held-to-maturity
Unrealized loss transferred	(6,232)	(2,119)	(4,113)
Amortization	68	23	45
Net effect of market adjustment on securities transferred to held-to-maturity	(6,164)	(2,096)	(4,068)

Total decrease in other comprehensive loss	$(17,126)	$(5,823)	$(11,303)

	Nine Months Ended September 30, 2012
	Pretax	Tax Expense (Benefit)	Net-of-Tax
	(in thousands)
Unrealized gains on securities
Unrealized holding gains arising during the period	$5,345	$1,817	$3,528
Less reclassification adjustment for gains recognized in income	1,704	579	1,125
Net unrealized gains on securities	3,641	1,238	2,403,000

Total increase in other comprehensive loss	$3,641	$1,238	$2,403

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The Company did not include an average of 155 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first nine months of 2013 because they were antidilutive.

Note 7. Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."   The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

Note 8. Fair Value Measurements
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the "Fair Value Measurements and Disclosures" topics of FASB ASU 2010-06 and FASB ASU 2011-04, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

In estimating the fair value of assets and liabilities, the Company relies mainly on two models. The first model, used by the Company's bond accounting company, determines the fair value of securities. Securities are priced based on an evaluation of observable market data, including benchmark yield curves, reported trades, broker/dealer quotes, and issuer spreads. Pricing is also impacted by credit information about the issuer, perceived market movements, and current news events impacting the individual sectors. For assets other than securities and for all liabilities, fair value is determined using the Company's asset/liability modeling software. The software uses current yields, anticipated yield changes, and estimated duration of assets and liabilities to calculate fair value.

In accordance with ASC 820, "Fair Value Measurements and Disclosures," the Company groups its financial assets and financial liabilities generally measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

An instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
Debt and equity securities with readily determinable fair values that are classified as "available-for-sale" are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company's available-for-sale securities are considered to be Level 2 securities.

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2013 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$15,064	$0	$15,064	$0
Obligations of state and political subdivisions	47,050	0	47,050	0
Mortgage-backed securities	93,768	0	93,768	0
Money market investments	892	0	892	0
Corporate bonds	1,373	0	1,373	0
Total available-for-sale securities	$158,147	$0	$158,147	$0

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$37,088	$0	$37,088	$0
Obligations of state and political subdivisions	43,774	0	43,774	0
Mortgage-backed securities	247,355	0	247,355	0
Money market investments	541	0	541	0
Corporate bonds	698	0	698	0
Total available-for-sale securities	$329,456	$0	$329,456	$0

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of fair value and loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the loan's expected future cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

The value of real estate collateral is determined utilizing an income, market, or cost valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company. In the case of loans with lower balances, the Company may obtain a real estate evaluation instead of an appraisal. Evaluations utilize many of the same techniques as appraisals, and are typically performed by independent appraisers. Once received, appraisals and evaluations are reviewed by trained staff independent of the lending function to verify consistency and reasonability. Appraisals and evaluations are based on significant unobservable inputs, including but not limited to: adjustments made to comparable properties, judgments about the condition of the subject property, the availability and suitability of comparable properties, capitalization rates, projected income of the subject or comparable properties, vacancy rates, projected depreciation rates, and the state of the local and regional economy. The Company may also elect to make additional reductions in the collateral value based on management's best judgment, which represents another source of unobservable inputs. Because of the subjective nature of collateral valuation, impaired loans are considered Level 3.

Impaired loans may be secured by collateral other than real estate. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business' financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). If a loan is not collateral-dependent, its impairment may be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate. Because the loan is discounted at its effective rate of interest, rather than at a market rate, the loan is not considered to be held at fair value and is not included in the tables below. Collateral-dependent impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as part of the provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned (OREO)
Loans are transferred to OREO when the collateral securing them is foreclosed on. The measurement of loss associated with OREOs is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the transaction will be consummated in accordance with the terms of the contract, fair value is based on the sale price in that contract (Level 1). If management has recent information about the sale of identical properties, such as when selling multiple condominium units on the same property, the remaining units would be valued based on the observed market data (Level 2). Lacking either a contract or such recent data, management would obtain an appraisal or evaluation of the value of the collateral as discussed above under Impaired Loans (Level 3). After the asset has been booked, a new appraisal or evaluation is obtained when management has reason to believe the fair value of the property may have changed and no later than two years after the last appraisal or evaluation was received. Any fair value adjustments to OREOs below the original book value are recorded in the period incurred and expensed against current earnings.

The following table presents the assets carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. Certain impaired loans are valued by the present value of the loan's expected future cash flows, discounted at the interest rate of the loan rather than at a market rate. These loans are not carried on the consolidated balance sheets at fair value and, as such, are not included in the table below.

		Carrying Value at September 30, 2013 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$3,001	$0	$0	$3,001
Commercial	2,201	0	0	2,201
Construction	2,396	0	0	2,396
Total	$7,598	$0	$0	$7,598

Other real estate owned
Residential 1-4 family	$216	$0	$0	$216
Commercial	2,444	0	0	2,444
Construction	3,722	0	0	3,722
Total	$6,382	$0	$0	$6,382

		Carrying Value at December 31, 2012 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$3,009	$0	$0	$3,009
Commercial	2,271	0	0	2,271
Second mortgages	42	0	0	42
Total mortgage loans on real estate	$5,322	$0	$0	$5,322
Commercial loans	64	0	0	64
Total	$5,386	$0	$0	$5,386

Other real estate owned
Residential 1-4 family	$676	$0	$0	$676
Commercial	2,094	0	0	2,094
Construction	3,804	0	0	3,804
Total	$6,574	$0	$0	$6,574

The following table displays quantitative information about Level 3 Fair Value Measurements as of the date indicated:

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at September 30, 2013 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	3,001	Market comparables	Selling costs	13% - 14% (13%)
			Liquidation discount	6.50%
Commercial real estate	2,201	Market comparables	Selling costs	5% - 14% (10%)
			Liquidation discount	10%
Construction	2,396	Market comparables	Selling costs	10%
			Liquidation discount	15.50%

Other real estate owned
Residential 1-4 family	216	Market comparables	Selling costs	6% - 10% (6%)
Commercial	2,444	Market comparables	Selling costs	6% - 10% (6%)
Construction	3,722	Market comparables	Selling costs	6% - 10% (6%)

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2012 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	3,009	Market comparables	Differences in comparables	0% - 5% (5%)
			Selling costs	4.75% - 6% (6%)
Commercial real estate	2,271	Market comparables	Selling costs	0% - 6% (4%)
Second mortgages	42	Market comparables	Selling costs	6%
Commercial loans	64	Market comparables	Differences in comparables	25%

Other real estate owned
Residential 1-4 family	676	Market comparables	Selling costs	6% - 10% (6%)
Commercial	2,094	Market comparables	Selling costs	6% - 10% (6%)
Construction	3,804	Market comparables	Selling costs	6% - 10% (6%)

ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company's assets.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS
The carrying amounts of cash and short-term instruments, including interest-bearing due from banks, approximate fair values.

RESTRICTED SECURITIES
The restricted security category is comprised of FHLB and Federal Reserve Bank stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and they lack a market. When the FHLB or Federal Reserve Bank repurchases stock, they repurchase at the stock's book value. Therefore, the carrying amounts of restricted securities approximate fair value.

LOANS RECEIVABLE
The fair value of a loan is based on its interest rate in relation to its risk profile, in comparison to what an investor could earn on a different investment with a similar risk profile. Variations in risk tolerance between lenders, and thus in risk pricing, can result in the same loan being priced differently at different institutions. A bank's experience with the type of lending (such as commercial real estate) can also impact its assessment of the riskiness of a loan. A comprehensive picture of competitors' rates in relation to borrower risk profiles is not available. Since the rate and risk profile are the primary factors in determining the fair value of a loan, both of which are unobservable in the market, the Company classifies loans as Level 3 in the fair value hierarchy. Instead, the Company uses a model which estimates market value based on the loan's interest rate (regardless of its risk level) and rates for debt of similar maturities where market data is available. Fair values for non-performing loans are estimated as described above.

BANK-OWNED LIFE INSURANCE
Bank-owned life insurance represents insurance policies on certain current and former officers of the Company. The cash value of the policies is estimated using information provided by the insurance carrier. The insurance carrier uses actuarial data to estimate the value of each policy, based on the age and health of the insured relative to other individuals about whom the carrier has information. Health information can be broken down into quantitative, observable inputs, such as smoking habits, blood pressure, and weight, which, along with the insured's age, can be compared to observable data the insurance carrier has available. The carrier can then estimate the cash value of each policy. Since the cash value represents the amount of cash the Company would receive when the policies are paid, the cash value closely approximates the fair value of the policies. Accordingly, bank-owned life insurance is classified as Level 2.

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2013 and December 31, 2012, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2013 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$66,714	$66,714	$0	$0
Securities available-for-sale	158,147	0	158,147	0
Securities held-to-maturity	93,819	0	94,838	0
Restricted securities	2,378	0	2,378	0
Loans, net of allowances for loan losses	473,187	0	0	475,990
Bank owned life insurance	22,472	0	22,472	0
Accrued interest receivable	2,340	0	2,340	0

Liabilities
Deposits	$730,824	$0	$734,017	$0
Overnight repurchase agreements	37,020	0	37,020	0
Term repurchase agreements	411	0	411	0
Federal Home Loan Bank advances	25,000	0	27,814	0
Accrued interest payable	350	0	350	0

		Fair Value Measurements at December 31, 2012 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$42,317	$42,317	$0	$0
Securities available-for-sale	329,456	0	329,456	0
Securities held-to-maturity	570	0	574	0
Restricted securities	2,562	0	2,562	0
Loans, net of allowances for loan losses	463,809	0	0	466,492
Bank owned life insurance	21,824	0	21,824	0
Accrued interest receivable	2,420	0	2,420	0

Liabilities
Deposits	$753,816	$0	$757,923	$0
Overnight repurchase agreements	35,946	0	35,946	0
Term repurchase agreements	1,280	0	1,282	0
Federal Home Loan Bank advances	25,000	0	28,681	0
Accrued interest payable	439	0	439	0

Note 9. Segment Reporting
The Company operates in a decentralized fashion in three principal business segments: The Old Point National Bank of Phoebus (the Bank), Old Point Trust & Financial Services, N. A. (Trust), and the Company as a separate segment (for purposes of this Note, the Parent). Revenues from the Bank's operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust's operating revenues consist principally of income from fiduciary activities. The Parent's revenues are mainly interest and dividends received from the Bank and Trust companies. The Company has no other segments.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended September 30, 2013
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,252,616	$10,855	$1,125,059	$(1,125,197)	$7,263,333
Income from fiduciary activities	0	868,598	0	0	868,598
Other income	2,229,311	114,202	50,100	(65,376)	2,328,237
Total operating income	9,481,927	993,655	1,175,159	(1,190,573)	10,460,168

Expenses
Interest expense	1,144,196	0	0	(138)	1,144,058
Provision for loan losses	300,000	0	0	0	300,000
Salaries and employee benefits	3,895,967	552,542	105,592	0	4,554,101
Other expenses	2,976,347	233,674	77,403	(65,376)	3,222,048
Total operating expenses	8,316,510	786,216	182,995	(65,514)	9,220,207

Income before taxes	1,165,417	207,439	992,164	(1,125,059)	1,239,961

Income tax expense (benefit)	177,434	70,363	(45,180)	0	202,617

Net income	$987,983	$137,076	$1,037,344	$(1,125,059)	$1,037,344

Total assets	$871,935,454	$5,585,758	$80,160,864	$(81,125,574)	$876,556,502

	Three Months Ended September 30, 2012
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,950,468	$7,488	$1,105,705	$(1,105,434)	$7,958,227
Income from fiduciary activities	0	776,615	0	0	776,615
Other income	3,224,829	119,464	165,000	(180,276)	3,329,017
Total operating income	11,175,297	903,567	1,270,705	(1,285,710)	12,063,859

Expenses
Interest expense	1,414,414	0	1,585	(1,904)	1,414,095
Provision for loan losses	750,000	0	0	0	750,000
Salaries and employee benefits	4,600,299	531,492	128,089	0	5,259,880
Other expenses	3,356,522	243,821	72,283	(180,276)	3,492,350
Total operating expenses	10,121,235	775,313	201,957	(182,180)	10,916,325

Income before taxes	1,054,062	128,254	1,068,748	(1,103,530)	1,147,534

Income tax expense (benefit)	35,348	43,438	(5,440)	0	73,346

Net income	$1,018,714	$84,816	$1,074,188	$(1,103,530)	$1,074,188

Total assets	$883,610,555	$5,335,378	$90,524,865	$(91,584,920)	$887,885,878

	Nine Months Ended September 30, 2013
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$22,339,561	$30,065	$3,181,900	$(3,182,730)	$22,368,796
Income from fiduciary activities	0	2,634,092	0	0	2,634,092
Other income	6,647,281	358,942	150,300	(196,278)	6,960,245
Total operating income	28,986,842	3,023,099	3,332,200	(3,379,008)	31,963,133

Expenses
Interest expense	3,577,023	0	0	(830)	3,576,193
Provision for loan losses	800,000	0	0	0	800,000
Salaries and employee benefits	12,334,787	1,621,208	324,616	0	14,280,611
Other expenses	9,117,323	677,292	171,778	(196,278)	9,770,115
Total operating expenses	25,829,133	2,298,500	496,394	(197,108)	28,426,919

Income before taxes	3,157,709	724,599	2,835,806	(3,181,900)	3,536,214

Income tax expense (benefit)	454,543	245,865	(117,670)	0	582,738

Net income	$2,703,166	$478,734	$2,953,476	$(3,181,900)	$2,953,476

Total assets	$871,935,454	$5,585,758	$80,160,864	$(81,125,574)	$876,556,502

	Nine Months Ended September 30, 2012
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$24,664,745	$26,440	$2,866,213	$(2,865,361)	$24,692,037
Income from fiduciary activities	0	2,396,266	0	0	2,396,266
Other income	8,520,811	383,816	495,000	(541,528)	8,858,099
Total operating income	33,185,556	2,806,522	3,361,213	(3,406,889)	35,946,402

Expenses
Interest expense	4,424,381	0	4,719	(5,673)	4,423,427
Provision for loan losses	1,950,000	0	0	0	1,950,000
Salaries and employee benefits	13,413,051	1,632,145	394,846	0	15,440,042
Other expenses	10,445,457	728,845	175,502	(541,528)	10,808,276
Total operating expenses	30,232,889	2,360,990	575,067	(547,201)	32,621,745

Income before taxes	2,952,667	445,532	2,786,146	(2,859,688)	3,324,657

Income tax expense (benefit)	387,534	150,977	(4,550)	0	533,961

Net income	$2,565,133	$294,555	$2,790,696	$(2,859,688)	$2,790,696

Total assets	$883,610,555	$5,335,378	$90,524,865	$(91,584,920)	$887,885,878

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company's 2012 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

Note 10. Commitments and Contingencies
There have been no material changes in the Company's commitments and contingencies from those disclosed in the Company's 2012 annual report on Form 10-K. For a discussion of the Company's branch office expansion, see Note 1 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability including the focus on reducing time deposits, the net interest margin, strategies for managing the net interest margin and the expected impact of such efforts, liquidity, levels of cash and cash equivalents, the loan portfolio and expected trends in the quality of the loan portfolio, the allowance and provision for loan losses, the securities portfolio, interest rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, noninterest expense (and components of noninterest expense), the cost of expanding a current office building, noninterest income (and components of noninterest income), income taxes, expected impact of efforts to restructure the balance sheet, expected yields on the loan and securities portfolios, expected rates on interest-bearing liabilities, market risk, expected effects of the federal government's shut-down and automatic spending cuts (commonly known as sequestration), business and growth strategies, investment strategy and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates, general economic conditions, the effects of the federal government shut-down and sequestration on the Company's service area and the allowance for loan losses, the quality or composition of the loan or investment portfolios, the effects of management's investment strategy and strategy to manage the net interest margin, the adequacy of the Company's credit quality review processes, the level of nonperforming assets and charge-offs, the local real estate market, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, FDIC premiums and/or assessments, demand for loan and other banking products, levels of noninterest income and expense, deposit flows, competition, adequacy of the allowance for loan losses and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

In July 2010, the President signed into law the Dodd-Frank Act, which implements far-reaching changes across the financial regulatory landscape. It is not clear what other impacts the Dodd-Frank Act, regulations promulgated thereunder and other regulatory initiatives of the Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry.

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company's 2012 annual report on Form 10-K, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

General
The Company is the parent company of the Bank and Trust. The Bank is a locally managed community bank serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank currently has 18 branch offices. In the first quarter of 2013 the Bank completed its combination of two of its branches located in Williamsburg.  In the third quarter of 2013, the Bank consolidated two branches in Chesapeake and two branches in Newport News. Trust is a wealth management services provider.

Critical Accounting Policies and Estimates
During the third quarter of 2013, the Company changed its method for calculating the allowance for loan and lease losses.  This change is discussed in detail in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q. Other than this change, as of September 30, 2013, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2012 annual report on Form 10-K.

Earnings Summary
Net income for the third quarter of 2013 was $1.0 million or $0.21 per diluted share as compared to net income of $1.1 million or $0.22 per diluted share for the third quarter of 2012.  There were several primary differences between 2012 and 2013 that contributed to this result.  In the third quarter of 2012, income from bank-owned life insurance was significantly impacted by the receipt of $475 thousand in proceeds from the death benefit on an insured former officer, while no such proceeds were received in the third quarter of 2013.  In addition, sales of available-for-sale securities resulted in net gains for the third quarter of 2012, but sales of available-for-sale securities during the third quarter of 2013 resulted in net losses. Finally, income taxes and capital stock taxes were higher during the third quarter of 2013 than during the third quarter of 2012.

For the nine months ended September 30, 2013, net income was $3.0 million, 5.83% higher than net income for the first nine months of 2012.  When comparing the first nine months of 2013 to the same period in 2012, the reduction in interest and fees on loans and the loss on sale of available-for sale securities were more than offset by higher income from fiduciary activities, lower interest expense, lower provision for loan losses and lower noninterest expense. Continued improvement in asset quality, as evidenced by lower charge-offs in the first nine months of 2013 when compared to the first nine months of 2012, allowed management to reduce the provision for loan losses.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Although both total interest and dividend income and total interest expense decreased during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, total interest and dividend income decreased more than total interest expense, causing net interest income to decrease for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

Net interest income, on a fully tax-equivalent basis, was $6.3 million in the third quarter of 2013, a decrease of $344 thousand from the third quarter of 2012.  Net interest income, on a fully tax-equivalent basis, was $19.3 million for the first nine months of 2013, a decrease of $1.3 million from the same period in 2012.

The net interest margin was 3.17% in the third quarter of 2013, 16 basis points lower than the 3.33% net interest margin in the equivalent period in 2012. The year-to-date net interest margin for 2013 was 3.18%, down 29 basis points from 3.47% for the first nine months of 2012. While the average rate on liabilities continues to decrease, the rate of change continues to slow as most longer-term deposits have already re-priced. During 2013, management has focused on increasing lower-cost deposits primarily through sales efforts by employees and has allowed higher-cost time deposits to decrease through attrition. This focus can be seen by the fact that average interest-bearing transaction accounts and money market and savings deposits increased by $30.4 million and average time deposits decreased by $32.6 million when comparing the third quarter of 2013 to the third quarter of 2012. The focus on lower-cost deposits has contributed to the continued reduction in the average rate on liabilities. Management expects to continue the strategy to manage the net interest margin through the reduction in higher-cost time deposits until loan demand recovers significantly.

In addition, the average yield on loans decreased from 5.54% for the third quarter of 2012 to 4.97% for the third quarter of 2013, and from 5.63% for the first nine months of 2012 to 5.09% for the same period in 2013, as higher-yielding loans paid off or were renewed at current, lower rates.  During the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, the Company's earning asset portfolio continued the shift it has experienced over the past several years, with securities comprising an increasing percent of total earning assets and loans comprising a smaller percent.  Because investment securities typically yield less than loans, this shift to lower-yielding investment securities continued to negatively impact the Company's net interest margin in the nine months ended September 30, 2013.

In the third quarter of 2013, however, this trend began to slow.  Loans represented a larger percent of average earning assets in the third quarter of 2013 than in the same period of 2012, although the Company was still heavily invested in lower-yielding securities, and funds at the Federal Reserve were higher, on average, during the third quarter of 2013 as compared to the third quarter of 2012.  Management expects that, if the economy continues to improve, average loans will continue to increase and that loans will continue to increase as a percent of total earning assets, although the increases may be gradual and may not follow a consistent pattern.

Tax-equivalent interest income decreased by $614 thousand in the third quarter of 2013 and by $2.1 million for the first nine months of 2013 compared to the same periods of 2012. Average earning assets decreased $1.8 million for the third quarter of 2013 and increased $17.2 million for the first nine months of 2013 compared to the same periods in 2012. Interest expense decreased $270 thousand for the third quarter of 2013 and $847 thousand for the first nine months of 2013 as compared to the third quarter and first nine months of 2012, respectively. The decrease in interest expense is primarily a result of the 20 basis-point decrease in the average rate on interest-bearing liabilities for the first nine months of 2013 compared to the same period in 2012.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through September 30, 2013. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow as a high percentage of the Company's interest-bearing liabilities have already re-priced. Management also believes that the average yield on loans will continue to decline due to increased competition for loans in the Company's markets, and as loans are renewed or refinanced at lower current market rates.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended September 30,
	2013			2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
(dollars in thousands)
ASSETS
Loans*	$474,753	$5,893	4.97%	$469,487	$6,508	5.54%
Investment securities:
Taxable	200,342	949	1.89%	263,325	1,229	1.87%
Tax-exempt*	62,634	559	3.57%	29,382	306	4.17%
Total investment securities	262,976	1,508	2.29%	292,707	1,535	2.10%
Interest-bearing due from banks	55,152	36	0.26%	32,203	17	0.21%
Federal funds sold	1,760	0	0.00%	1,581	0	0.00%
Other investments	3,308	25	3.02%	3,757	16	1.70%
Total earning assets	797,949	$7,462	3.74%	799,735	$8,076	4.04%
Allowance for loan losses	(7,249)			(7,378)
Other nonearning assets	80,235			79,293
Total assets	$870,935			$871,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,127	$2	0.07%	$11,852	$1	0.03%
Money market deposit accounts	201,851	52	0.10%	181,677	80	0.18%
Savings accounts	64,350	17	0.11%	53,398	14	0.10%
Time deposits, $100,000 or more	122,771	355	1.16%	134,959	441	1.31%
Other time deposits	153,655	402	1.05%	174,072	529	1.22%
Total time and savings deposits	553,754	828	0.60%	555,958	1,065	0.77%
Federal funds purchased, repurchase
agreements and other borrowings	28,418	7	0.10%	25,269	11	0.17%
Federal Home Loan Bank advances	25,000	309	4.94%	27,391	338	4.94%
Total interest-bearing liabilities	607,172	1,144	0.75%	608,618	1,414	0.93%
Demand deposits	179,656			172,308
Other liabilities	3,392			2,346
Stockholders' equity	80,715			88,378
Total liabilities and stockholders' equity	$870,935			$871,650
Net interest margin		$6,318	3.17%		$6,662	3.33%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

	For the nine months ended September 30,
	2013			2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
(dollars in thousands)
ASSETS
Loans*	$466,801	$17,809	5.09%	$482,014	$20,363	5.63%
Investment securities:
Taxable	249,939	3,526	1.88%	251,878	3,830	2.03%
Tax-exempt*	49,563	1,395	3.75%	21,771	673	4.12%
Total investment securities	299,502	4,921	2.19%	273,649	4,503	2.19%
Interest-bearing due from banks	36,134	69	0.25%	29,001	43	0.20%
Federal funds sold	1,824	1	0.07%	1,755	1	0.08%
Other investments	3,430	69	2.68%	4,100	61	1.98%
Total earning assets	807,691	$22,869	3.78%	790,519	$24,971	4.21%
Allowance for loan losses	(7,359)			(7,897)
Other nonearning assets	82,821			79,620
Total assets	$883,153			$862,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,288	$5	0.06%	$11,617	$5	0.06%
Money market deposit accounts	197,280	176	0.12%	176,865	238	0.18%
Savings accounts	61,390	46	0.10%	52,476	40	0.10%
Time deposits, $100,000 or more	128,732	1,120	1.16%	129,353	1,271	1.31%
Other time deposits	161,042	1,287	1.07%	172,853	1,638	1.26%
Total time and savings deposits	559,732	2,634	0.63%	543,164	3,192	0.78%
Federal funds purchased, repurchase
agreements and other borrowings	30,545	26	0.11%	29,442	43	0.19%
Federal Home Loan Bank advances	25,000	916	4.89%	32,445	1,188	4.88%
Total interest-bearing liabilities	615,277	3,576	0.77%	605,051	4,423	0.97%
Demand deposits	178,927			167,701
Other liabilities	3,125			2,133
Stockholders' equity	85,824			87,357
Total liabilities and stockholders' equity	$883,153			$862,242
Net interest margin		$19,293	3.18%		$20,548	3.47%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio. This expense is based on management's estimate of credit losses that may be sustained in the loan portfolio. Management's evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision.

The provision for loan losses was $300 thousand in the third quarter of 2013, as compared to $750 thousand in the third quarter of 2012 and was $800 thousand for the first nine months of 2013, as compared to $2.0 million for the first nine months of 2012. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses.  The lower provision in the third quarter of 2013, as compared to the provision for the third quarter of 2012, was due to lower charge-offs and improvements in asset quality.

Net loans charged off were $1.1 million for the first nine months of 2013 as compared to $3.1 million for the first nine months of 2012. On an annualized basis, net loan charge-offs were 0.32% of total loans for the first nine months of 2013 compared with 0.91% for the same period in 2012. Net loans charged off for the first nine months of 2013 were relatively low as compared to net charge-offs of the past few years. Management anticipates that net charge-offs for the fourth quarter of 2013 will be below the elevated level of net charge-offs that occurred in 2010, 2011, and 2012 due to improvements in asset quality and stabilization of the economy and housing prices. If, however, sequestration has negative consequences that are more severe than those currently expected by management, borrowers may be less likely to repay loans, net charge-offs may increase, and higher contributions to the allowance for loan losses in the form of increased provisions may be necessary. The federal government shut-down in October of 2013 had a negative effect on local economic conditions, and furloughs related to the shut-down may impact borrowers' ability to repay loans. These consequences of the October 2013 shut-down, and similar consequences of any future shut-down that may occur, may also result in increased net charge-offs and higher contributions to the allowance for loan losses in the form of increased provisions.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for an explanation of these categories. OREO includes foreclosed assets, which consist of real estate from foreclosures on loan collateral, and a former branch site that is no longer in use by the Bank. The majority of the loans 90 days or more past due but still accruing interest are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from "past due 90 days or more and accruing interest" status to "nonaccrual" status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time. In the case of TDRs, the restructuring may be to modify to an unsecured loan (e.g., a short sale) that the borrower can afford to repay. In these circumstances, the entire balance of the loan would be specifically allocated for, unless the present value of expected future cash flows was more than the current balance on the loan. It would not be charged off if the loan documentation supports the borrower's ability to repay the modified loan.

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	September 30,	December 31,	Increase
	2013	2012	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$0	$97	$(97)
Real estate-construction	2,546	3,065	(519)
Real estate-mortgage (1)	7,355	7,470	(115)
Total nonaccrual loans	$9,901	$10,632	$(731)
Loans past due 90 days or more and accruing interest
Commercial	$0	$25	$(25)
Real estate-mortgage (1)	0	408	(408)
Consumer loans	13	11	2
Other	5	3	2
Total loans past due 90 days or more and accruing interest	$18	$447	$(429)
Restructured loans
Real estate-mortgage (1)	$10,002	$8,810	$1,192
Consumer loans	16	16	0
Total restructured loans	$10,018	$8,826	$1,192
Less nonaccrual restructured loans (included above)	1,908	1,908	0
Less restructured loans currently in compliance (2)	8,110	6,918	1,192
Net nonperforming, accruing restructured loans	$0	$0	$0

Other real estate owned
Construction, land development, and other land	$3,722	3,804	$(82)
1-4 family residential properties	216	676	(460)
Nonfarm nonresidential properties	2,444	2,094	350
Former branch site	506	0	506
	$6,888	$6,574	$314

Total nonperforming assets	$16,807	$17,653	$(846)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) As of September 30, 2013 and December 31, 2012, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2013 were $16.8 million, $846 thousand lower than nonperforming assets as of December 31, 2012. The nonperforming assets category of nonaccrual loans decreased $731 thousand and OREO increased by $314 thousand, when comparing the balances as of September 30, 2013 to December 31, 2012, due primarily to improvement in asset quality.

The majority of the balance of nonaccrual loans at September 30, 2013 was related to a few large credit relationships. Of the $9.9 million of nonaccrual loans at September 30, 2013, $7.1 million or approximately 71.71% was comprised of three credit relationships: $2.8 million, $2.5 million, and $1.8 million. The loans that make up the nonaccrual balance have been written down to their net realizable value. As shown in the table above, the majority of the nonaccrual loans were collateralized by real estate at September 30, 2013 and December 31, 2012. The increase in troubled debts restructured between December 31, 2012 and September 30, 2013 was due to the Company's efforts to modify problem credits to assist borrowers and return the loans to performing status. The transfer of a former branch site from premises and equipment increased OREO by $506 thousand.  Without this transfer, OREO would have decreased $192 thousand as the Company works to sell these properties. The former branch site is also listed for sale.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. The quality of the Company's loan portfolio has continued to improve over the past few years, with nonperforming assets generally stabilizing as troubled borrowers' finances have improved and troubled loans have been charged off or sold. Management remains cautious about the future and is well aware that if the economy does not continue to improve, or if the federal government shut-down or sequestration has a significant negative impact, nonperforming assets could increase in future periods. As was seen in prior years, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

As of September 30, 2013, the allowance for loan losses was 41.53% of nonperforming assets and 70.37% of nonperforming loans. The allowance for loan losses as a percentage of nonperforming assets and as a percentage of nonperforming loans increased between December 31, 2012 and September 30, 2013, primarily due to management concerns about the possible negative consequences of the federal government shut-down and sequestration on local economic conditions and on borrowers' ability to repay loans.  These percentages could increase further if the effects of the shut-down and sequestration on the Company's loan portfolio require increases in the allowance for loan losses.  The definition of nonperforming loans is nonperforming assets less OREO. The allowance for loan losses was 1.45% and 1.55% of total loans on September 30, 2013 and December 31, 2012, respectively.

Allowance for Loan Losses
The allowance for loan losses is based on several components. Historical loss is one of these components. Historical loss is based on the Company's loss experience during the past eight quarters, which management believes reflects the risk related to each segment of loans in the current economic environment. The historical loss component of the allowance amounted to $2.7 million and $5.4 million as of September 30, 2013 and December 31, 2012, respectively. This decrease is primarily due to lower charge-offs for the first nine months of 2013 as compared to the level of charge-offs in certain quarters included in past historical loss periods. The Company uses a rolling eight-quarter average to calculate the historical loss component of the allowance, so higher charge-offs in the first nine months of 2011 are no longer included in the calculation as of September 30, 2013, which has caused the historical loss component to decrease. In addition, the Company began using a migration analysis to calculate the historical loss component beginning with the September 30, 2013 calculation. Management believes the additional information provided by the migration analysis results in more accurate historical loss information for the eight quarter period.

In evaluating the adequacy of the allowance, each segment of the loan portfolio is divided into several pools of loans. The Company first specifically identifies certain loans that may be impaired, and individually analyzes the estimated amount of impairment on these loans (regardless of risk rating).  The remainder of the loan portfolio is then separated into pools, based on the loan classification per the instructions for the Bank's Call Report and collectively evaluated for impairment.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due.  All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans).

Prior to September 30, 2013, all loans not individually evaluated for impairment were segmented by risk grade.  See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional details on the changes made to the Company's methodology for calculating the allowance for the third quarter of 2013.

Historical loss rates are applied to the above pools of loans for each segment of the loan portfolio that are collectively evaluated for impairment. TDRs are always individually evaluated regardless of risk grade.

In addition, nonperforming loans and both performing and nonperforming TDRs are analyzed for impairment under U.S. GAAP and are allocated based on this analysis. The impairment amounts determined for the Company's TDRs and nonperforming loans are included in the loan balances individually evaluated for impairment section of the allowance. Therefore, changes in TDRs and nonperforming loans affect the dollar amount of the allowance. Unless the TDR or nonperforming loan does not require a specific allocation (i.e. the present value of expected future cash flows or the collateral value is considered sufficient), increases in the impairment analysis for TDRs and nonperforming loans are reflected as an increase in the allowance for loan losses.

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2013 and December 31, 2012, the impaired loan component of the allowance for loan losses amounted to $1.9 million and $444 thousand, respectively. As shown in the impaired loan tables in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the recorded investment in impaired loans at September 30, 2013 was $18.0 million, compared to a recorded investment in impaired loans at December 31, 2012 of $17.6 million. As of September 30, 2013, the impaired loan component of the allowance increased by $1.5 million as compared to the component's balance as of December 31, 2012. The recorded investment in impaired loans increased, while at the same time, some of the loans added to the impairment calculation had loan balances that were in excess of the estimated appraised values. Therefore, the total amount of the impairment associated with those loans increased and a larger allocation was appropriate

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. The qualitative component of the allowance amounted to $2.4 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively. The major reasons for the increase in this component are the increase in loans and management's concern about the negative consequences of the federal government shut-down and sequestration.

As a result of management's analysis, the Company added, through the provision, $800 thousand to the allowance for loan losses in the nine months ended September 30, 2013. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. If the federal government shut-down and/or sequestration result in increased historical loss rates, increases in impairment analyses or changes in certain qualitative factors related to the economic conditions, the current level of the allowance for loan losses may be insufficient and increases in the allowance may be needed.

Noninterest Income
For the third quarter and the first nine months of 2013, noninterest income decreased by $909 thousand and $1.7 million, respectively, when compared to the same periods in 2012. These decreases were mainly due to income from bank-owned life insurance and gains and losses on the sales of securities.  In the third quarter of 2012, income from bank-owned life insurance was significantly impacted by the receipt of $475 thousand in proceeds from the death benefit on an insured former officer, while no such proceeds were received in the third quarter of 2013.   Also in 2012, the Company restructured a portion of its investment portfolio to improve the portfolio's cash flow and increase its yields. Due to this restructuring, the Company posted income that included a net gain on sale of available-for-sale securities of $620 thousand for the third quarter of 2012 and $1.7 million for the first nine months of 2012.  During the third quarter of 2013, however, the Company sold available-for-sale securities in an effort to reduce the investment portfolio's susceptibility to interest rate risk, which resulted in a net loss on sale of securities of $5 thousand and $26 thousand for the three and nine months ended September 30, 2013.

Other areas of noninterest income increased during the three and nine months ended September 30, 2013 over the comparable periods in 2012. Noninterest income improved in the categories of income from fiduciary activities, other service charges, commissions and fees, and income from Old Point Mortgage, LLC, which is a joint venture of the Company. Income from fiduciary activities increased $92 thousand for the third quarter of 2013 and $238 thousand for the first nine months of 2013 as compared to the same periods in 2012. Accounts managed by Trust are assessed fees based on the market value of the account's assets; improvements in the equities markets led to higher asset values and thus higher fee income. In addition, Trust continues to open new accounts. Other service charges, commissions and fees grew $27 thousand for the third quarter of 2013 and $120 thousand for the first nine months of 2013 over the same periods in 2012. The majority of the increase in other service charges, commissions and fees was due to increased revenues from debit cards and merchant processing services.  Income from Old Point Mortgage, LLC increased $48 thousand in the third quarter of 2013 and $227 thousand for the first nine months of 2013 as compared to the same periods in 2012.

The Company continues to focus on diversifying noninterest income in response to declining interest income. Management anticipates that noninterest income will continue to increase as the Company continues its efforts in this area.

Noninterest Expense
The Company's noninterest expense decreased by $976 thousand in the third quarter of 2013 and by $2.2 million during the first nine months of 2013, as compared to the same periods in 2012. Most categories of noninterest expense decreased, with the largest decreases seen in salaries and employee benefits, FDIC insurance, legal and audit expense, advertising and loss on write-down/sale of OREO.

Salary and employee benefits decreased $706 thousand in the third quarter 2013 and $1.2 million in the first nine months of 2013 as compared to the same periods in 2012.  In 2012, the Company made early retirement offers to eligible employees and initiated a reduction in work force program to eliminate positions that had become unnecessary due to improvements in technology and efficiencies. Both the early retirement offer and the reduction in work force program provided severance packages to employees, which increased salaries and employee benefits expense in 2012.  As of September 30, 2013 the Company had a full time equivalent (FTE) employee count of 282.5, which is 27.5 positions fewer than the FTE as of September 30, 2012.

FDIC insurance cost decreased $112 thousand when comparing the third quarter of 2013 to the third quarter of 2012 and decreased $322 thousand when comparing the first nine months of 2013 to the first nine months of 2012.  Legal and audit expense decreased $19 thousand for the third quarter of 2013 and $192 thousand for the first nine months of 2013 when compared to the same periods in 2012.  Loss on write-down/sale of OREO decreased $35 thousand for the third quarter of 2013 and $468 thousand for the first nine months of 2013 as compared to the third quarter and first nine months of 2012. The decrease in the loss on write-down/sale of OREO is largely attributable to the Company's ability to sell OREO for amounts closer to their book value as real estate market values have recovered, in addition to reducing write-downs on properties still held by the Company.  Reductions in expenses for FDIC insurance, legal and audit expense and write down/sale of OREO have occurred as the Company has worked successfully to reduce and sell nonperforming assets.  Advertising expense decreased $86 thousand and $130 thousand in the three and nine months ended September 30, 2013 when compared to the same periods in 2012 as the Company continued its focus on earned publicity rather than paid advertising.

The only significant increase in noninterest expense was in the Company's capital stock tax, which increased $43 thousand and $112 thousand in the three and nine months ended September 30, 2013 as compared to the same periods in 2012.  The capital stock tax is paid to the state of Virginia instead of state income tax, and is based on the Company's capital less certain allowances.  One such allowance is based on holdings of U.S. Government agency securities.  As the composition of the Company's securities portfolio has changed between 2012 and 2013,the level of U.S. Government agency securities decreased significantly and provided a smaller deduction for the purposes of calculating the capital stock tax.

Balance Sheet Review
Assets as of September 30, 2013 were $876.6 million, a decrease of $30.9 million or 3.41%, compared to assets as of December 31, 2012. When comparing September 30, 2013 to December 31, 2012, securities available for sale decreased $171.3 million, securities held-to-maturity increased $93.2 million and interest-bearing due from banks increased $24.5 million.

During May and June of 2013, the 10-year Treasury rate increased approximately 100 basis points, following statements from the Federal Reserve that it was likely to begin slowing the pace of bond purchases under its quantitative easing program later in 2013. In the third quarter of 2013, however, Treasury rates began to decline again as the Federal Reserve exhibited signs of delaying plans to reduce purchases under its quantitative easing program, though long-term rates at September 30, 2013 remain elevated when compared to historical rates over the last two years.  Increases in Treasury rates have led to declines in the market value of the Company's available-for-sale securities portfolio in 2013.  In the second quarter of 2013, management sold approximately $40.0 million of available-for-sale securities and purchased $10.8 million of shorter term tax-exempt municipal securities which were placed in the held-to-maturity portfolio, in order to reduce the portfolio's susceptibility to interest rate risk. To the same end, in the third quarter of 2013, management transferred securities with a book value of $74.2 million and a market value of $68.0 million from available-for-sale to held-to-maturity. All securities purchased in the third quarter of 2013 were placed in the held-to-maturity portfolio.  A portion of the proceeds from the sale of securities funded net loan growth of $9.4 million between December 31, 2012 and September 30, 2013.  The remaining proceeds increased the Company's cash and cash equivalents.

To manage its net interest margin, the Company continued to focus on reduction of higher-cost time deposits by lowering deposit rates and allowing time deposits to shrink through attrition. Time deposits decreased $38.0 million from $308.8 million on December 31, 2012 to $270.8 million at September 30, 2013.  Provided the economy continues to improve, management believes that the loan growth and the reduction in time deposits that was experienced in the second and third quarters of 2013 will continue through the end of the year and a large portion of the current excess in the cash and cash equivalents will be absorbed.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of September 30, 2013.

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

For the purposes of this discussion, a "subprime loan" is defined as a loan to a borrower having a credit score of 660 or below. The majority of the Company's subprime loans are to customers in the Company's local market area. The following table details the Company's loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end loans and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of September 30, 2013
(dollars in thousands)

	Amount	Percent
Subprime	$19,461	18.10%
Non-subprime	88,080	81.90%
	$107,541	100.00%

Total loans	$480,167

Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.05%

In addition to the subprime loans secured by real estate discussed above, as of September 30, 2013, the Company had an additional $1.6 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of September 30, 2013 were $21.1 million, amounting to 4.39% of the Company's total loans at September 30, 2013.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first nine months of 2013 were $883.2 million compared to $862.2 million for the first nine months of 2012. Average investment securities for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 increased $25.9 million, due to higher balances at the beginning of 2013. During the first quarter of 2013, excess funds from decreases in loans and increases in the lower-cost deposit categories of demand deposits, interest-bearing transaction accounts, money market deposit accounts and savings accounts were invested in securities. During the second and third quarters of 2013, as loan growth began to recover and time deposits continued to decrease, management reallocated funds from securities to loans by selling certain available-for-sale securities. For this reason, average securities for the three months ended September 30, 2013 decreased when compared to the same period in 2012, while a comparison of the nine-month periods shows an increase from 2012 to 2013.

Capital Resources
Total stockholders' equity as of September 30, 2013 was $80.2 million, down $9.1 million or 10.24% from $89.3 million at December 31, 2012. The fluctuations in the 10-year Treasury rate discussed above under Balance Sheet Review negatively affected the accumulated other comprehensive loss component of stockholders' equity, as unrealized losses on available-for-sale securities, net of tax, are reported in this section of the balance sheet. Rising rates have led to unrealized losses on the Company's available-for-sale securities portfolio, which are reported in the other comprehensive income item of stockholders' equity. At September 30, 2013, the unrealized gain (loss) on securities component of stockholder's equity was an unrealized loss of $5.2 million, compared to an unrealized gain of $2.0 million as of December 31, 2012 and an unrealized loss of $6.2 million as of June 30, 2013. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost, the Company does not consider the investments to be other-than temporarily impaired.

Under applicable banking regulations, total capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios at September 30, 2013. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2013
	Regulatory	September 30, 2013
	Minimums
Tier 1 Leverage	4.00%	10.38%
Tier 1	4.00%	15.05%
Total Capital	8.00%	16.19%

Book value per share was $16.16 at September 30, 2013 as compared to $18.23 at September 30, 2012. Cash dividends were $298 thousand or $0.06 per share in the third quarter of 2013 and $248 thousand or $0.05 per share in the third quarter of 2012. The common stock of the Company has not been extensively traded.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the third quarter of 2013, the Company had $236.6 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines with correspondent banks. As of the end of the third quarter of 2013, the Company had $43.0 million available in federal funds lines to handle any short-term borrowing needs.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material affect on liquidity, capital resources or operations. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of September 30, 2013, the Bank's unpledged, available-for-sale securities totaled $123.9 million. The Company's primary external source of liquidity is advances from the FHLB.

As a result of the Company's management of liquid assets, the availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customers' future borrowing needs.

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

As of September 30, 2013, other than those disclosed above, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2012 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2013, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2012 annual report on Form 10-K.

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

The Company determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management's expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors. The Company uses computer simulations to measure the effect of various interest rate scenarios on net interest income. This modeling reflects interest rate changes and the related impact on net interest income and net income over specified time horizons.

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2013. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At September 30, 2013, non-maturing deposit liabilities totaled $460.0 million or 62.95% of total deposit liabilities.

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

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a "static" test to measure the effects of changes in interest rates on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the rate change by re-pricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at September 30, 2013. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate 0.07% annual decrease in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate 0.66% annual increase in net interest income and that a 100 basis point ramped rise in rates would cause an approximate 0.99% increase in net interest income.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2012 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended September 30, 2013, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended September 30, 2013, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated March 8, 2011 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 10, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2013), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 13, 2013                                                                                    /s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 13, 2013                                                                                    /s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)