Form 10-K
period 2013-12-31
OLD POINT FINANCIAL CORP
filed 2014-03-28
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-K
_______________
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-12896
_______________

OLD POINT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
_______________

Virginia	54-1265373
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 West Mellen Street, Hampton, Virginia 23663
(Address of principal executive offices) (Zip Code)

(757) 728-1200
(Registrant's telephone number, including area code)

_______________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]                                No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ]                                No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                                No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]                                No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]                                No [X]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2013 was $41,326,701 based on the closing sales price on the NASDAQ Capital Market of $13.10.

There were 4,959,009 shares of common stock outstanding as of March 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 27, 2014, are incorporated by reference in Part III of this report.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2013, the Bank had 18 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and business customers.

The Company's primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2013, the Company had assets of $864.3 million, loans of $500.7 million, deposits of $725.4 million, and stockholders' equity of $80.8 million. At year-end, the Company and its subsidiaries had a total of 298 employees, 16 of whom were part-time.

MARKET AREA AND COMPETITION

The Company's market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world's largest natural deepwater harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau's 2010 census and the third largest deposit market in Virginia, after Richmond and the Washington, D.C. Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). Hampton Roads is comprised of the Peninsula and Southside Hampton Roads. The Peninsula includes the cities of Hampton, Newport News, Poquoson and Williamsburg and the counties of Isle of Wight, James City, York, Gloucester and Matthews; Southside Hampton Roads includes the cities of Chesapeake, Norfolk, Portsmouth, Suffolk and Virginia Beach and the county of Surry. The market area is served by 82 banks, savings institutions and credit unions. In addition, branches of virtually every major brokerage house serve the Company's market area.

The banking business in Virginia, and in the Company's primary service areas in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns, and by virtue of their greater total capitalization, to have substantially higher lending limits than the Company. Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Company competes by emphasizing customer service and technology, establishing long-term customer relationships and building customer loyalty, and providing products and services to address the specific needs of the Company's customers. The Company targets individual and small-to-medium size business customers.

Concurrently, the Company continues to build a stronger presence in the business banking market, where greater opportunities for fee-based revenues and cross-selling exist. In 2009, the Company expanded its treasury services offerings by adding a Corporate Banking group and expanding its product offerings to match those offered by larger institutions. This expansion continued throughout 2012 and 2013 with an aim towards growth and relationship development. Through these business banking capabilities, the Company is able to service a highly lucrative market that offers the opportunities to identify new revenue streams and cross sell additional products.

Personal assets held by non-banks are difficult to track at a local level, so research relies on deposits reported by governmental agencies to measure market share. In 2013, the Company held tenth place with 2.51% market share of all Hampton Roads deposits, as compared to 2.47% market share in 2012. Overall deposit growth remains consistent including the geographically smaller markets as well. On the Peninsula, the Company retains first place in Hampton with 31.94% market share and deposit growth from 2012 of over $1.5 million. Market share also increased as deposits grew from 2012 in James City County by over $7.5 million and in Newport News by over $2 million. While deposits dropped in York County from 2012 by just over $1 million, deposits in Isle of Wight County remained relatively consistent with an increase of deposits of just over $80 thousand.

In Southside Hampton Roads, the Company saw growth as well, with deposits increasing from 2012 in Virginia Beach by over $19.0 million, in Norfolk by over $2.5 million, and in Chesapeake by over $1.0 million. Combined with heightened marketing efforts, the staff in the Company's newer locations continues to work diligently to increase the Company's name recognition in their respective regions of the Hampton Roads MSA.

The Company also faces competitive pressure from credit unions. The three largest credit unions headquartered in the Hampton Roads MSA are Chartway Federal Credit Union, Langley Federal Credit Union, and BayPort Credit Union with deposits totaling approximately $1.8 billion, $1.5 billion and $1.1 billion, respectively. All three of these credit unions posted a positive growth rate from 2012 to 2013.

AVAILABLE INFORMATION

The Company maintains a website on the Internet at www.oldpoint.com. The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). This reference to the Company's Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings. The information available at the Company's Internet address is not part of this Form 10-K or any other report filed by the Company with the SEC. The public may read and copy any documents the Company files at the SEC's Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's SEC filings can also be obtained on the SEC's website on the Internet at www.sec.gov.

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

General. The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous laws and regulations that apply to financial institutions. The most significant of these laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), adopted on July 21, 2010 to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Company continues to experience a period of rapidly changing regulatory requirements. These regulatory changes have had and will continue to have a significant impact on how the Company conducts its business. The full extent of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be determined and will depend to a large extent on the many specific regulations that the Dodd-Frank Act requires to be adopted in the coming months and years.

As a public company, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), which include, but are not limited to, the filing of annual, quarterly and other reports with the SEC. The Company is also required to comply with other laws and regulations of the SEC applicable to public companies.

The Company is also a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the BHCA) and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System (the FRB). Generally, a bank holding company is required to obtain the approval of the FRB before acquiring a controlling interest in a bank or engaging in an activity considered to be a non-banking activity, either directly or through a subsidiary. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the Comptroller). The prior approval of the Comptroller or other appropriate bank regulatory authority is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (the CRA) and fair housing initiatives, and the effectiveness of the subject organizations in combating money laundering activities. Each depositor's account with the Bank is insured by the FDIC to the maximum amount permitted by law. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by federal banking law.

As a non-depository national banking association, Trust is subject to regulation, supervision and regular examination by the Comptroller. Trust's exercise of fiduciary powers must comply with Regulation 9 promulgated by the Comptroller and with Virginia law.

The regulations of the FRB, the Comptroller and the FDIC govern most aspects of the Company's business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company's business is particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

The Bank Holding Company Act. As a bank holding company, the Company is subject to the BHCA and regulation and supervision by the FRB. A bank holding company is required to obtain the approval of the FRB before making certain acquisitions or engaging in certain activities. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

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

Pursuant to the BHCA, the FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

·
Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

·
Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

·
Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the CFPB), which is discussed in more detail below.

·
Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the FRB adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the FRB's regulations that set maximum interchange fees, these regulations could significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

·	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

·
Impose comprehensive regulation of the over-the-counter derivatives market subject to significant rulemaking processes, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

·	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a "qualified residential mortgage", subject to certain restrictions.

·	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volcker Rule).

·	Implement corporate governance revisions that apply to all public companies, not just financial institutions.

Many aspects of the Dodd-Frank Act remain subject to future rulemaking, making it difficult to anticipate the overall financial impact on the Company, Bank and Trust or their customers or the financial industry more generally. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could impact the Company's and the Bank's future equity raising activities. Although the Company and Bank have not issued trust preferred securities, provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities could cause the Company and the Bank to seek other sources of capital in the future.

Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are also discussed below as appropriate.

Incentive Compensation. The FRB, the Comptroller and the FDIC have issued regulatory guidance (the Incentive Compensation Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." The findings will be included in reports of examination, and deficiencies will be incorporated into the organization's supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

As required by the Dodd-Frank Act, in March 2011 the SEC and the federal bank regulatory agencies proposed regulations that would require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining executive compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that could lead to material financial loss.  If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which a company whose total consolidated assets reach or exceed $1 billion may structure compensation for its executives and will require such company to submit annual reports to the Federal Reserve regarding the company's incentive compensation. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance.  The comment period for these proposed regulations has closed and a final rule has not yet been published.

Capital Requirements. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and the Basel III Capital Accords. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company's capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company's assets. Different categories of assets are assigned risk weightings by the regulatory agencies and are counted as a percentage of their book value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources" in Item 7 of this report on Form 10-K.

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

Basel III Capital Framework. In July 2013, the federal bank regulatory agencies adopted final rules (i) to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and (ii) for calculating risk-weighted assets (collectively, the Basel III Final Rules). These final rules establish a new comprehensive capital framework for U.S. banking organizations, require bank holding companies and their bank subsidiaries to maintain substantially more capital with a greater emphasis on common equity, and make selected changes to the calculation of risk-weighted assets.

The Basel III Final Rules, among other things, (i) introduce as a new capital measure "Common Equity Tier 1" (CET1), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations.  The Basel III Final Rules implement the new minimum capital ratios and risk-weighting calculations on January 1, 2015, and the capital conservation buffer and regulatory capital adjustments and deductions will be phased in from 2015 to 2019.

When fully phased in, the Basel III Final Rules will require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules also implement a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer is a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III Final Rules provide new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

The Basel III Final Rules also revise the general rules for calculating a banking organization's total risk-weighted assets and the risk weightings that are applied to many classes of assets held by community banks, including by applying higher risk weightings to certain commercial real estate loans.

Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC. In July 2010, the Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage to $250,000 per depositor, but did not change FDIC deposit insurance coverage for retirement accounts, which remains $250,000 per depositor.

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

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target "designated reserve ratio" (described in more detail below) of 2 percent for the DIF, and established a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provided for a lower rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent.

An institution's assessment rate depends upon the institution's assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates range from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution's initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for brokered deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the "designated reserve ratio." Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (SOX) enacted major reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Exchange Act, including the Company. SOX creates increased responsibility for chief executive officers and chief financial officers with respect to the content of filings with the SEC. Section 404 of SOX and related SEC rules focused increased scrutiny by internal and external auditors on the Company's systems of internal controls over financial reporting, to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Financial Holding Company Status. As provided by the Gramm-Leach-Bliley Act of 1999 (the GLBA), a bank holding company may become eligible to engage in activities that are financial in nature or incident or complementary to financial activities by qualifying as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA (discussed below). In addition, the bank holding company must file with the FRB a declaration of its intention to become a financial holding company. While the Company satisfies these requirements, the Company has elected for various reasons not to be treated as a financial holding company under the GLBA. Additionally, the qualification as a financial holding company by other bank holding companies has not had a material impact on the Company's or the Bank's business.

Confidentiality and Required Disclosures of Consumer Information. The Company is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The GLBA and certain new regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (FBI) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the U.S. Department of the Treasury (the Treasury) and contact the FBI. The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an "enemy" of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, these laws and programs do not materially affect the Bank's products, services or other business activities.

Community Reinvestment Act. The Company is subject to the requirements of the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs are currently evaluated as part of the examination process. These efforts also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, establishes the CFPB's power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act and the Real Estate Settlement Procedures Act).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a small institution's prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB's consumer protection activities on the Company cannot be forecast.

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies, national banking associations and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with $10 billion or less in total consolidated assets, the federal banking agencies, including the Comptroller, emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential impact of adverse market conditions or outcomes on the organization's financial condition. Based on existing regulatory guidance, the Company and the Bank are expected to consider the institution's interest rate risk management, commercial real estate concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule).  On December 10, 2013, the U.S. financial regulatory agencies (including the FRB, the FDIC, the Comptroller and the SEC) adopted final rules to implement the Volcker Rule.  In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015.  However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule effective April 1, 2014 to exempt CDOs backed by TruPS from the Volcker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO's offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013. The Company currently does not have any CDO investments, and the Company believes that its financial condition will not be significantly impacted by the Volcker Rule, the final rule or the interim rule.

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

Item 1A. Risk Factors

U.S. and international economic conditions and credit markets pose challenges for the Company and could adversely affect the results of operations, liquidity and financial condition. The Company is currently operating in a challenging and uncertain economic environment, both in the local markets it serves and in the broader national and international economies. If the economic recovery continues to be relatively weak or there is further deterioration of national or international economic conditions, the financial condition and operating performance of financial institutions, including the Company, could be adversely affected.  Such adverse effects could include a decline in the value of the Company's securities portfolio, and could increase the regulatory scrutiny of financial institutions. Another deterioration of local economic conditions could again lead to declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value. Such a deterioration of local economic conditions could cause the level of loan losses to exceed the level the Company has provided in its allowance for loan losses which, in turn, would reduce the Company's earnings.

Global credit market conditions could return to being disrupted and volatile. Although the Company remains well capitalized and has not suffered any liquidity issues, the cost and availability of funds may be adversely affected by illiquid credit markets. Any future turbulence in the U.S. and international markets and economy may adversely affect the Company's liquidity, financial condition and profitability.

The downgrade of the U.S. credit rating and Europe's debt crisis could have a material adverse effect on the Company's business, financial condition and liquidity. Standard & Poor's lowered its long term sovereign credit rating on the United States of America from AAA to AA+ in 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

In addition, ongoing concerns with the possibility that certain European Union (EU) member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU's financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on the Company's liquidity, financial condition and results of operations.

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company's profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company's control, including competition; federal economic, monetary and fiscal policies; and economic conditions. Changes in interest rates affect operating performance and financial condition. The Company tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company's net interest margin and, in turn, its profitability. In addition, the FRB's Federal Open Market Committee has stated that it will keep the federal funds target rate at 0%-0.25% until economic and labor conditions (as indicated by the unemployment rate) improve, which is currently expected to be until 2015. Even though such a continuance of accommodative monetary policy could allow the Company to continue to reprice fixed-rate deposits at lower rates, sustained low interest rates could put further pressure on the yields generated by the Company's loan portfolio and on the Company's net interest margin. At December 31, 2013, based on scheduled maturities only, the Company's balance sheet was liability sensitive at the one year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment.

In addition, any substantial and prolonged increase in market interest rates could reduce the Company's customers' desire to borrow money or adversely affect their ability to repay their outstanding loans by increasing their credit costs. Interest rate changes could also affect the fair value of the Company's financial assets and liabilities. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company's net interest margin, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

Declines in loans outstanding could have a material adverse impact on the Company's operating results and financial condition. If quality loan demand does not continue to increase and the Company's loan portfolio begins to decline, the Company expects that excess liquidity will be invested in marketable securities. Because loans typically yield higher returns than the Company's investment portfolio, a shift towards investments in the Company's asset mix would likely result in an overall reduction in net interest income and the net interest margin. The principal source of earnings for the Company is net interest income, and as discussed above, the Company's net interest margin is a major determinant of the Company's profitability. The effects of a reduction in net interest income and the net interest margin may be exacerbated by the intense competition for quality loans in the Company's primary service area and by rate reductions on loans currently held in the portfolio. As a result, a reduction in loans could have a material adverse effect on the Company's operating results and financial condition.

The Company's substantial dependence on dividends from its subsidiaries may prevent it from paying dividends to its stockholders and adversely affect its business, results of operations or financial condition. The Company is a separate legal entity from its subsidiaries and does not have significant operations or revenues of its own. The Company substantially depends on dividends from its subsidiaries to pay dividends to stockholders and to pay its operating expenses. The availability of dividends from the subsidiaries is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the Comptroller could assert that payment of dividends by the subsidiaries is an unsafe or unsound practice. In the event the subsidiaries are unable to pay dividends to the Company, the Company may not be able to pay dividends on the Company's common stock, service debt or pay operating expenses. Consequently, the inability to receive dividends from the subsidiaries could adversely affect the Company's financial condition, results of operations, cash flows and limit stockholders' return, if any, to capital appreciation.

The Company's profitability depends significantly on local economic conditions and the effects of the federal government's sequestration spending cuts may negatively affect the local economy. The Company's success depends primarily on the general economic conditions of the markets in which the Company operates. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Hampton Roads MSA. The local economic conditions in this area have a significant impact on the demand for loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Company's control could impact these local economic conditions. In addition, the federal government's automatic reductions in both defense and non-defense spending which began in March 2012 (through a process commonly known as sequestration) reduced the level of government spending and changed government contracting policies. The impact of sequestration was reduced with respect to federal fiscal years 2014 and 2015 following the enactment of the Bipartisan Budget Act in December 2013. However, significant uncertainty remains.  Hampton Roads is home to one of the largest military installations in the world and one of the largest concentrations of Department of Defense personnel in the United States. The continued federal government spending cuts, although reduced, as a result of the sequestration, as well as the potential risk of future federal spending cuts, could have a severe negative impact on the unemployment rate and business development activities in the Company's primary service area. The relatively stagnant general economic conditions due to the slow economic recovery, as well as the current challenging economic environment, have negatively effected the financial results of the Company's operations. Sequestration and other federal budget cuts, particularly to the Department of Defense, could worsen this impact.

A decline in real estate values could cause a significant portion of the Company's loan portfolio to be under-collateralized and adversely impact the Company's operating results and financial condition. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company's loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, the Company may not be able to realize the dollar value from the collateral that it anticipated at the time of originating the loan.

In recent years, the market value of real estate declined considerably and has failed to materially recover, leaving the Company with certain loans that are under-collateralized. Some of these loans have become troubled and have been foreclosed upon, and the Company was unable to realize the expected value of the collateral. Due to these events, the Company has established a valuation reserve for other real estate owned (OREO), including foreclosed assets, which negatively affects the Company's earnings in periods in which a provision is added to the valuation reserve.

In addition, the decline in real estate values and recent inability to materially recover has caused and could continue to cause the Company to experience losses when selling OREOs. These factors have had an adverse affect on operating results.

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

The Company may be adversely affected by changes in government monetary policy. As a bank holding company, the Company's business is affected by the monetary policies established by the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the FRB may utilize techniques such as the following:

·	Engaging in open market transactions in U.S. Government securities;
·	Setting the discount rate on member bank borrowings; and
·	Determining reserve requirements.

These techniques, none of which is within the Company's control, may have an adverse effect on deposit levels, net interest margin, loan demand or the Company's business and operations.

The allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect, and have in recent years materially and adversely affected, the Company's operating results. The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolutions, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, that may be beyond the Company's control and these future losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company's loans and allowance for loan losses. While management believes that the Company's allowance is adequate to cover current losses, the Company cannot assure investors that it will not need to increase the allowance or that regulators will not require the allowance to be increased. Either of these occurrences could materially and adversely affect earnings and profitability.

The Dodd-Frank Act has increased the Company's regulatory compliance burden and associated costs, placed restrictions on certain products and services and limited its future capital raising strategies. A wide range of regulatory initiatives directed at the financial services industry has been proposed and/or implemented in recent years. One of those initiatives, the Dodd-Frank Act, was enacted in 2010 and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank. Since its enactment, the Dodd-Frank Act has increased the Company's regulatory compliance burden and its continuing implementation will likely continue to increase the Company's regulatory compliance burden and may have a material adverse effect on the Company, by increasing the costs associated with regulatory examinations and compliance measures.

One of the Dodd-Frank Act's significant regulatory changes is the creation of the CFPB, a financial consumer protection agency that has the authority to impose new regulations and include its examiners in routine regulatory examinations conducted by the Comptroller. The CFPB may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act's prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Company and the Bank. This agency's broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the CFPB generally has jurisdiction over banks with $10 billion or more in assets, rules, regulations and policies issued by the CFPB may also apply to the Company, the Bank and/or Trust through the adoption of such policies and best practices by the FRB, Comptroller and FDIC. The full costs and limitations related to this additional regulatory agency and the limitations and restrictions that may be placed upon the Company with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may have a material impact on the Company's business, financial condition and results of operations.

The Dodd-Frank Act also increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries. These and other regulations included in the Dodd-Frank Act could increase the Company's regulatory compliance burden and costs, restrict the financial products and services the Bank can offer to its customers and restrict the Company's ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which could limit the Company's future capital strategies.

The Basel III Final Rules will require higher levels of capital and liquidity, which could adversely affect the Company's net income and return on equity. The Basel III Final Rules, when fully phased-in, will represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. The changes to the standardized calculations of risk-weighted assets are complex and may create enormous compliance burdens, especially for community banks. Bank holding companies and their subsidiaries, such as the Company and the Bank, will be required to maintain substantially more capital as a result of higher minimum capital levels and more demanding regulatory capital risk-weightings and calculations. The Basel III Final Rules will require all banks to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and will likely increase dramatically risk-weighted assets at many banking organizations as a result of applying higher risk-weightings to many types of loans and securities. As a result, banks may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio.

As a result of the Basel III Final Rules, many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. The Basel III Final Rules may have a detrimental effect on the Company's net income and return on equity and limit the products and services it provides to its customers.

The repeal of federal prohibitions on payment of interest on demand deposits could increase interest expense. As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on commercial demand deposit accounts was repealed. As a result, beginning in 2011, financial institutions could begin offering interest on demand deposits. Although the Company cannot be certain what interest rates other institutions may offer, the Company expects the impact of offering interest on demand deposits to remain minimal as long as the low interest rate environment continues. When interest rates begin to increase, however, the Company's interest expense may increase and the net interest margin may decline, which could adversely affect the Company's business, financial condition and results of operations.

Deposit insurance premiums could increase in the future, which may adversely affect future financial performance. The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level. Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including the Bank. This special assessment was imposed due to the need to replenish the DIF, as a result of increased bank failures and expected future bank failures. In addition, the FDIC required regulated institutions to prepay their fourth quarter 2009, and estimates of their 2010, 2011 and 2012 assessments in December 2009. Any similar, additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse effect on the Company's financial condition, results of operations and liquidity.

In 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. A depository institution's deposit insurance assessment is now calculated based on the institution's total assets less tangible equity, rather than the previous base of total deposits. These changes did not increase the Company's FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank's asset size increases or the FDIC takes other actions to replenish the DIF, the Bank's FDIC insurance premiums could increase.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them. The Company is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of operations, including those referenced above. Regulations adopted by these agencies, which are generally intended to protect depositors and customers rather than to benefit stockholders, govern a comprehensive range of matters including, without limitation, ownership and control of the Company's shares, acquisition of other companies and businesses, permissible activities that the Company and its subsidiaries may engage in, maintenance of adequate capital levels and other aspects of operations. These regulations could limit the Company's growth by restricting certain of its activities. The laws, rules and regulations applicable to the Company are subject to regular modification and change. Regulatory changes could subject the Company to more demanding regulatory compliance requirements which could affect the Company in unpredictable and adverse ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or damage to the Company's reputation, which could have a material adverse effect on the Company's business, financial condition and results of operations. Legislation and regulatory initiatives containing wide-ranging proposals for altering the structure, regulation and competitive relationship of financial institutions are introduced regularly. The Company cannot predict in what form or whether a proposed statute or regulation will be adopted or the extent to which such adoption may affect its business.

The Company's future success depends on its ability to compete effectively in the highly competitive financial services industry. The Company faces substantial competition in all phases of its operations from a variety of different competitors. Growth and success depends on the Company's ability to compete effectively in this highly competitive financial services environment. Many competitors offer products and services that are not offered by the Company, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively and may have larger lending limits that would allow them to serve the credit needs of larger customers. Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured national banks. As a result, these non-bank competitors have certain advantages over the Company in accessing funding and in providing various services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Failure to compete effectively to attract new and retain current customers in the Company's markets could cause it to lose market share, slow its growth rate and may have an adverse effect on its financial condition and results of operations.

System failures, interruptions or breaches of security could adversely impact the Company's business operations and financial condition. Communications and information systems are essential to the conduct of the Company's businesses, as such systems are used to manage customer relationships, general ledger, deposits and loans. While the Company has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. Additionally, the Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. In addition, any compromise of the security systems could deter customers from using the Bank's website and online banking service, both of which involve the transmission of confidential information. Although the Company and the Bank rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect the systems from compromises or breaches of security, which would adversely affect the Company's results of operations and financial condition.

In addition, the Company outsources certain data processing to certain third-party providers. If the third-party providers encounter difficulties, or if the Company has difficulty in communicating with them, the Company's ability to adequately process and account for customer transactions could be affected, and the Company's business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption or breach of security could expose the Company to risks of data loss or data misuse, could damage the Company's reputation and result in a loss of customers and business, could subject it to additional regulatory scrutiny or could expose it to civil litigation, possible financial liability and costly response measures. Any of these occurrences could have a material adverse effect on the Company's financial condition and results of operations.

Negative public opinion could damage the Company's reputation and adversely impact the Company's business, financial condition and results of operation. Reputation risk, or the risk to the Company's business, financial condition and results of operation from negative public opinion, is inherent in the financial services industry. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices and corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion could adversely affect the Company's ability to keep and attract customers and employees and could expose it to litigation and regulatory action. Damage to the Company's reputation could adversely affect deposits and loans and otherwise negatively affect the Company's business, financial condition and results of operation.

The Company may need to raise additional capital in the future and such capital may not be available when needed or at all. The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Company's ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of the Company's control, and the Company's financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company's cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve Bank's discount window.

The Company cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Company's access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the bank or counterparties participating in the capital markets, or a downgrade of the parent company or the bank's ratings, may adversely affect the Company's capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company's liquidity business, financial condition and results of operations.

The Company and its subsidiaries are subject to operational risk, which could adversely affect business, financial condition and results of operation. The Company and its subsidiaries, like all businesses, are subject to operational risk, which is the risk of loss resulting from human error, fraud or unauthorized transactions due to inadequate or failed internal processes and systems, and external events that are wholly or partially beyond the Company's control (including, for example, computer viruses or electrical or telecommunications outages). Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. Although the Company and its subsidiaries seek to mitigate operational risk through a system of internal controls, there can be no assurance that they will not suffer losses from operational risks in the future that may be material in amount. Any losses resulting from transaction risk could take the form of explicit charges, increased operational costs, litigation costs, harm to reputation or forgone opportunities, any and all of which could have a material adverse effect on business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, the Company owned the main office, which includes a branch, located in Hampton, Virginia: the corporated headquarters, which will include a branch and is under construction, with completion scheduled for the second quarter of 2014; six office buildings; and 12 branches. All of these are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Company under an agreement that expires in June 2017. Two of the remaining three branches are leased from unrelated parties. The Crown Center branch is leased from Crown Center Associates, LLC, which is indirectly owned by Michael Glasser, a member of the Company's Board of Directors. These three branch leases have renewal options that expire anywhere within one to seven years from December 31, 2013.

For more information concerning the commitments under current leasing agreements, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

Item 3. Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4. Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years

Robert F. Shuford, Sr. (76)	1965	Banker
Chairman, President & Chief Executive Officer
Old Point Financial Corporation

Louis G. Morris (59)	1988	Banker
Executive Vice President & Secretary/Bank
Old Point Financial Corporation

Laurie D. Grabow (56)	1999	Banker
Chief Financial Officer & Senior Vice President/Finance
Old Point Financial Corporation

Eugene M. Jordan, II (59)	2003	Banker
Executive Vice President/Trust
Old Point Financial Corporation

Robert F. Shuford, Jr. (49)	2003	Banker
Chief Operating Officer & Senior Vice President/Operations
Old Point Financial Corporation

Melissa L. Burroughs (49)	2007	Banker
Senior Vice President/Lending
Old Point Financial Corporation

Joseph R. Witt (53)	2008	Banker
Chief Administrative Officer & Senior Vice President/Administration
Old Point Financial Corporation

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of March 17, 2014 was 1,195. On that date, the closing price of the Company's common stock on the NASDAQ Capital Market was $15.99. The range of high and low sale prices and dividends paid per share of the Company's common stock for each quarter during 2013 and 2012 is presented in Item 7 of this report on Form 10-K under "Capital Resources" and is incorporated herein by reference. Additional information related to funds available for dividend declaration can be found in Note 16 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company's common stock under this plan during 2013. There is currently no stated expiration date for this program.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. No such repurchases occurred during 2013.

Item 6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2013	2012	2011	2010	2009
(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$29,823	$32,580	$36,251	$40,890	$41,682
Interest expense	4,680	5,774	6,715	9,982	14,323
Net interest income	25,143	26,806	29,536	30,908	27,359
Provision for loan losses	1,300	2,400	3,700	8,800	6,875
Net interest income after provision for loan losses	23,843	24,406	25,836	22,108	20,484
Net gains (losses) on available-for-sale securities	(26)	2,313	787	541	290
Noninterest income	12,799	12,646	11,409	12,098	12,324
Noninterest expenses	33,105	34,183	33,679	33,051	31,205
Income before income taxes	3,511	5,182	4,353	1,696	1,893
Income tax expense	348	995	1,063	149	211
Net income	$3,163	$4,187	$3,290	$1,547	$1,682

FINANCIAL CONDITION

Total assets	$864,288	$907,499	$849,504	$886,842	$921,422
Total deposits	$725,405	$753,816	$690,879	$679,214	$662,502
Total loans	$500,699	$471,133	$520,327	$586,619	$635,242
Stockholders' equity	$80,761	$89,300	$85,865	$80,952	$81,608
Average assets	$881,378	$869,436	$853,849	$924,709	$868,082
Average equity	$84,695	$87,912	$83,322	$82,513	$82,772

PERTINENT RATIOS

Return on average assets	0.36%	0.48%	0.39%	0.17%	0.19%
Return on average equity	3.73%	4.76%	3.95%	1.87%	2.03%
Dividends paid as a percent of net income	34.49%	23.67%	30.12%	79.64%	137.16%
Average equity as a percent of average assets	9.61%	10.11%	9.76%	8.92%	9.54%

PER SHARE DATA

Basic earnings per share	$0.64	$0.84	$0.66	$0.31	$0.34
Diluted earnings per share	$0.64	$0.84	$0.66	$0.31	$0.34
Cash dividends declared	$0.22	$0.20	$0.20	$0.25	$0.47
Book value	$16.29	$18.01	$17.31	$16.40	$16.60

GROWTH RATES

Year-end assets	-4.76%	6.83%	-4.21%	-3.75%	10.35%
Year-end deposits	-3.77%	9.11%	1.72%	2.52%	2.47%
Year-end loans	6.28%	-9.45%	-11.30%	-7.65%	-0.35%
Year-end equity	-9.56%	4.00%	6.07%	-0.80%	-1.56%
Average assets	1.37%	1.83%	-7.66%	6.52%	4.27%
Average equity	-3.66%	5.51%	0.98%	-0.31%	0.70%
Net income	-24.46%	27.26%	112.67%	-8.03%	-75.23%
Cash dividends declared	10.00%	0.00%	-20.00%	-46.81%	-28.79%
Book value	-9.55%	4.04%	5.55%	-1.20%	-1.78%

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, the net interest margin, liquidity, the loan portfolio and expected trends in the quality of the loan portfolio, the allowance and provision for loan losses, the securities portfolio, interest rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, levels of interest expense and noninterest income, noninterest expense (and components of noninterest expense), lease expense, the cost of expanding a current office building, noninterest income (and components of noninterest income), income taxes, intentions regarding the Company's FHLB advance, expected impact of efforts to restructure the balance sheet, expected yields on the loan and securities portfolios, market risk, business and growth strategies, investment strategy and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates; general economic conditions; the effects of the sequestration or other federal budget cuts, particularly to the Department of Defense, on the Company's service area; the quality or composition of the loan or investment portfolios; the effects of management's investment strategy; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and charge-offs; the ability of the Company to diversity its sources of noninterest income; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; FDIC premiums and/or assessments; penalties paid if the Company were to prepay its FHLB advance; demand for loan products; levels of noninterest income and expense; deposit flows; competition; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Comptroller, U.S. Treasury and the Federal Reserve Board.

The Company has experienced losses due to the current economic climate. Dramatic declines in the residential and commercial real estate market duing the recent economic crisis resulted in significant write-downs of asset values by the Company as well as by other financial institutions in the U.S. Concerns about financial markets and future economic conditions generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit and reduction of business activity.

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

Executive Overview
Description of Operations
Headquartered in Hampton, Virginia, the Company is the parent company of Trust and the Bank. Trust is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and business customers. The Bank is an independent community bank. The Bank has 18 branches throughout the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County.

Management Initiatives in 2013
In 2013, management continued its 2012 initiatives to improve asset quality, grow the loan portfolio, expand the Company's fee based revenue and concentrate on improving Company efficiency. Management believes substantial progress was made with respect to all four initiatives. Management was able to improve asset quality as is evident by a $1.8 million reduction in net charge-offs when comparing charge-offs for 2013 to those of 2012, and a $5.3 million reduction in risk rated loans in the Other Assets Especially Mentioned and Substandard categories when comparing December 31, 2013 to December 31, 2012. Details of the improvement of asset quality can be found in Note 4 of the Notes to Consolidated Financial Statements included in item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K. In addition, fee based revenue was higher for the year ended December 31, 2013 as compared to 2012. The loan portfolio grew by $29.6 million when comparing total loans on December 31, 2013 to December 31, 2012. Finally, the Company reduced total employees from 319 on December 31, 2012 to 298 on December 31, 2013 through attrition.

Primary Financial Data for 2013
The Company earned $3.2 million in 2013, as compared to net income of $4.2 million in 2012, a decrease of $1.0 million or 24.46%. The decrease in net income was due to a decrease in realized gain (loss) on available-for-sale securities, from a $2.3 million net gain in 2012 to $26 thousand net loss in 2013. Although net interest income declined by $1.7 million, noninterest expense declined by $1.1 million and the provision for loan losses declined by $1.1 million when comparing 2012 and 2013. A decrease in net charge-offs and improvement in loan quality between the two periods allowed management to reduce the provision for loan losses in 2013. Net loans charged off for the year ended December 31, 2013 were 49.83% lower than net charge-offs for the year ended December 31, 2012.

Assets as of December 31, 2013 were $864.3 million, a decrease of $43.2 million or 4.76% compared to assets as of December 31, 2012. This reduction in assets was driven by decreased deposits; high-cost time deposits in particular declined by $52.0 million.  Quality loan demand began to increase in 2013. In years prior to 2013, the Company had invested excess funds in securities that could be readily liquidated as the Company waited for loan demand to recover. In 2013, the Company focused on the liability side of the balance sheet to reduce excess funds in order to improve the net interest margin.

Critical Accounting Estimates
The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles (GAAP) and conform to general practices within the banking industry. The Company's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position and/or results of operations. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses, which is described below.

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

The Company's allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. Management's estimate is based on certain observable, historical data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; discounted cash flow analysis; loan volumes; geographic, borrower and industry concentrations; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

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

Prior to the September 30, 2013 calculation of the allowance for loan losses, historic loss reserves for commercial loans were determined by applying estimated loss factors to the portfolio based on management's evaluation and risk grading of the commercial loan portfolio. Reserves were provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category.  Beginning with the September 30, 2013 calculation of the allowance for loan losses, the loan portfolio is separated into pools, based on the loan classifications as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report) and collectively evaluated for impairment. Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payment are current (including loans 1-29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due.  All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mention (rated just above substandard), and pass (all other loans).

Specific reserves are determined on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the net market value of any underlying collateral.

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

Earnings Summary
Net income was $3.2 million, or $0.64 per diluted share, in 2013 compared to $4.2 million, or $0.84 per diluted share, in 2012.  However, this decrease in net income was primarily attributable to the receipt of $475 thousand in proceeds from the death benefit on an insured former officer and by a $2.3 million gain on the sale of available-for-sale securities in 2012 that did not occur in 2013. If these two items are excluded, income before insurance death benefit, gain or loss on the sale of available-for-sale securities, and taxes increased $1.1 million between the years ended December 31, 2012 and 2013. See "Non-GAAP Financial Measures" below for more information. Lower provision for loan losses and lower noninterest expense contributed to this improved profitability. Continued improvement in asset quality, as evidenced by lower charge-offs in 2013 when compared to 2012, allowed management to reduce the provision.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax equivalent net interest income by average earning assets. Net interest income, on a fully tax-equivalent basis, was $25.9 million in 2013, down $1.3 million from 2012 and down $3.8 million from 2011. The net interest margin was 3.23% in 2013 as compared to 3.40% in 2012 and 3.81% in 2011.

When comparing 2013 to 2012, the following changes were noted. Tax equivalent interest income decreased $2.4 million, or 7.40%. Average earning assets decreased $1.3 million, or 0.16%. Total average loans decreased $7.0 million, or 1.47%, and average investment securities decreased $2.9 million, or 1.01%. The yield on earning assets decreased by 30 basis points due to decreasing yields in the loan portfolio. The Company's securities portfolio decreased in 2013 due to efforts to manage interest rate risk. The Company reduced interest rates on time deposits to reduce excess funds available for assets other than loans and intends to continue doing so until excess funds have been absorbed.  Management expects that the Company's loan yields will continue to decline, due to intense competition for quality loans and rate reductions on loans currently held in the portfolio.  However, management believes that the decline in loan yields will begin to lessen in 2014 which will continue the trend that was evident in the last quarter of 2013.  To partially offset this anticipated decline in loan yields, management has placed an increased focus on managing the mix of the liabilities in order to increase low cost funds and reduce high cost funds when possible.

Interest expense decreased $1.1 million or 18.95% in 2013 as compared to 2012, while average interest-bearing liabilities increased $4.5 million, or 0.74%. The cost of interest-bearing liabilities decreased 19 basis points due to the low interest rate environment. Management expects that the reduction of the Company's interest expense will continue to slow in the future, because the majority of the higher cost time deposits have repriced to current, lower market rates.  However, Management will continue to focus on the mix of deposits as stated above.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I
AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2013			2012			2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS

Loans	$471,203	$23,769	5.04%	$478,220	$26,565	5.55%	$544,523	$32,176	5.91%
Investment securities:
Taxable	229,914	4,547	1.98%	263,532	5,238	1.99%	203,198	3,884	1.91%
Tax-exempt	55,745	2,042	3.66%	25,053	1,032	4.12%	3,763	238	6.32%
Total investment securities	285,659	6,589	2.31%	288,585	6,270	2.17%	206,961	4,122	1.99%
Interest-bearing due from banks	37,581	96	0.26%	28,460	56	0.20%	9,819	22	0.22%
Federal funds sold	1,906	1	0.05%	1,780	2	0.11%	13,622	21	0.15%
Other investments	3,374	96	2.85%	3,967	100	2.52%	4,599	62	1.35%
Total earning assets	799,723	30,551	3.82%	801,012	32,993	4.12%	779,524	36,403	4.67%
Reserve for loan losses	(7,239)			(7,771)			(10,349)
	792,484			793,241			769,175

Cash and due from banks	13,446			8,589			13,227
Bank premises and equipment, net	36,188			30,728			29,896
Other assets	39,260			36,878			41,551

Total assets	$881,378			$869,436			$853,849

LIABILITIES AND STOCKHOLDERS' EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$11,129	$6	0.05%	$11,600	$7	0.06%	$11,512	$7	0.06%
Money market deposit accounts	199,848	234	0.12%	180,106	322	0.18%	169,951	352	0.21%
Savings accounts	62,562	62	0.10%	53,054	53	0.10%	48,252	49	0.10%
Time deposits, $100,000 or more	126,127	1,436	1.14%	131,020	1,613	1.23%	126,711	1,862	1.47%
Other time deposits	157,154	1,683	1.07%	172,230	2,228	1.29%	180,162	2,634	1.46%

Total time and savings deposits	556,820	3,421	0.61%	548,010	4,223	0.77%	536,588	4,904	0.91%
Federal funds purchased, repurchase
agreements and other borrowings	31,182	35	0.11%	29,917	55	0.18%	50,196	106	0.21%
Federal Home Loan Bank advances	25,000	1,224	4.90%	30,574	1,496	4.89%	35,000	1,705	4.87%

Total interest-bearing liabilities	613,002	4,680	0.76%	608,501	5,774	0.95%	621,784	6,715	1.08%
Demand deposits	180,538			170,792			147,069
Other liabilities	3,143			2,231			1,674

Total liabilities	796,683			781,524			770,527
Stockholders' equity	84,695			87,912			83,322

Total liabilities and stockholders' equity	$881,378			$869,436			$853,849

Net interest margin		$25,871	3.23%		$27,219	3.40%		$29,688	3.81%

* Computed on a fully taxable equivalent basis using a 34% rate.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities and changes in interest rates.

	Table II
	VOLUME AND RATE ANALYSIS*
	(in thousands)

	2013 vs. 2012			2012 vs. 2011			2011 vs. 2010
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:			Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$(390)	$(2,406)	$(2,796)	$(3,918)	$(1,693)	$(5,611)	$(4,603)	$(363)	$(4,966)
Investment securities
Taxable	(668)	(23)	(691)	1,153	201	1,354	296	169	465
Tax-exempt	1,264	(254)	1,010	1,347	(553)	794	(132)	(36)	(168)
Total investment securities	596	(277)	319	2,500	(352)	2,148	164	133	297

Federal funds sold	0	(1)	(1)	(18)	(1)	(19)	(46)	(8)	(54)
Other investments **	41	(5)	36	105	(33)	72	64	(27)	37
Total earning assets	247	(2,689)	(2,442)	(1,331)	(2,079)	(3,410)	(4,421)	(265)	(4,686)

Interest-Bearing Liabilities
Interest-bearing transaction accounts	0	(1)	(1)	0	0	0	0	0	0
Money market deposit accounts	35	(123)	(88)	21	(51)	(30)	22	(29)	(7)
Savings accounts	9	0	9	5	(1)	4	3	(1)	2
Time deposits, $100,000 or more	(60)	(117)	(177)	63	(312)	(249)	(814)	29	(785)
Other time deposits	(195)	(350)	(545)	(116)	(290)	(406)	462	(1,805)	(1,343)
Total time and savings deposits	(211)	(591)	(802)	(27)	(654)	(681)	(327)	(1,806)	(2,133)
Federal funds purchased, repurchase
agreements and other borrowings	2	(22)	(20)	(43)	(8)	(51)	(284)	(155)	(439)
Federal Home Loan Bank advances	(273)	1	(272)	(216)	7	(209)	(636)	(59)	(695)
Total interest-bearing liabilities	(482)	(612)	(1,094)	(286)	(655)	(941)	(1,247)	(2,020)	(3,267)

Change in net interest income	$729	$(2,077)	$(1,348)	$(1,045)	$(1,424)	$(2,469)	$(3,174)	$1,755	$(1,419)

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2013. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2013 non-maturing deposit liabilities totaled $286.1 million, or 52.70%, of total interest-bearing deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability-sensitive position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive at the one-year timeframe as of December 31, 2013.

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

The Company's interest rate sensitivity position is illustrated in the following table. The carrying amounts of assets and liabilities are presented in the periods they are expected to reprice or mature.

TABLE III
INTEREST SENSITIVITY ANALYSIS

As of December 31, 2013	Within	4-12	1-5	Over 5	Total
(in thousands)	3 Months	Months	Years	Years

Uses of Funds
Interest-bearing due from banks	$18,045	$0	$0	$0	$18,045
Federal funds sold	1,478	0	0	0	1,478
Taxable investments	862	875	15,036	229,809	246,582
Tax-exempt investments	0	0	0	5,904	5,904
Total federal funds sold and investment securities	20,385	875	15,036	235,713	272,009

Loans
Commerical	$3,912	$11,889	$7,221	$7,680	$30,702
Consumer	854	671	5,467	12,799	19,791
Real estate	43,505	49,469	224,678	113,819	431,471
Other	14,181	485	2,363	1,706	18,735
Total loans	62,452	62,514	239,729	136,004	500,699
Total earning assets	$82,837	$63,389	$254,765	$371,717	$772,708

Sources of funds
Interest-bearing transaction accounts	$12,973	$0	$0	$0	$12,973
Money market deposit accounts	206,711	0	0	0	206,711
Savings accounts	66,401	0	0	0	66,401
Time deposits $100,000 or more	25,625	46,583	42,567	0	114,775
Other time deposits	19,617	49,529	72,879	7	142,032
Federal funds purchased and other borrowings	0	0	0	0	0
Overnight repurchase agreements	31,175	0	0	0	31,175
Term repurchase agreements	411	0	0	0	411
FHLB advances	25,000	0	0	0	25,000
Total interest bearing liabilities	$387,913	$96,112	$115,446	$7	$599,478

Rate sensitivity GAP	$(305,076)	$(32,723)	$139,319	$371,710	$173,230

Cumulative GAP	$(305,076)	$(337,799)	$(198,480)	$173,230

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a "static" test to measure the effects of changes in interest rates on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the shock by repricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to estimate the impact on the Company's net interest income. The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2013, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates. Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)
As of December 31, 2013
Changes in Net Interest Income
Changes in Interest Rates	Amount	Percent
Up 4.00%	$556	2.09%
Up 3.00%	$406	1.53%
Up 2.00%	$307	1.15%
Up 1.00%	$214	0.81%
Up 0.50%	$131	0.49%
No change	$0	0.00%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect the Company's interest rate sensitivity position. Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt.

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio.

The provision for loan losses was $1.3 million for the year ended December 31, 2013 as compared to $2.4 million for 2012. Loans that were charged off during 2013 totaled $2.7 million compared to $4.0 million in 2012. Recoveries amounted to $913 thousand in 2013 and $395 thousand in 2012. The Company's net loans charged off to year-end loans were 0.36% in 2013 as compared to 0.76% in 2012. The allowance for loan losses, as a percentage of year-end loans, was 1.36% in 2013 and 1.55% in 2012. Net loan charge-offs for 2013 were lower than in 2012 but remain slightly higher than charge-offs in years prior to the economic downturn. Management believes that net loan charge-offs will be lower in the immediate future than what has been experienced in the past several years and should be closer to normal levels unless the economy does not continue to improve.  Sequestration did have in 2013, and could have in 2014 and beyond, an impact on military and other defense spending and, in 2014 and beyond, could have a dramatic negative effect on the local economy. Possible future reductions in spending could cause higher unemployment, which would likely cause an increase in nonperforming assets as individuals struggle to make loan payments. Increased nonperforming assets would cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision.

In 2013, management contributed $1.3 million to the allowance for loan losses through the provision, or $1.1 million less than the provision for the year ended December 31, 2012. This decision was based on management's evaluation of loan losses in the loan portfolio, which is discussed below. The provision for loan losses is an expense that is based on management's estimate of credit losses that are probable of being sustained in the loan portfolio. Management's evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision. Management's evaluation identified improvement in the credit quality of the Company's loan portfolio. This improvement supported the decrease in the provision for loan losses and the allowance for loan losses as a percent of total loans when comparing the year ended December 31, 2013 to 2012. Management believes that smaller contributions to the provision for loan losses, relative to the prior three years' contributions, will continue if current economic conditions remain stable or improve.

Noninterest Income
Noninterest income decreased $2.2 million or 14.61% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The largest decreases were in income from bank-owned life insurance and realized gain (loss) on the sale of available-for-sale securities. Income from bank-owned life insurance was significantly impacted in 2012 by the receipt of $475 thousand in proceeds from the death benefit on an insured former officer, while no such proceeds were received in 2013. Also in 2012, the Company restructured a portion of its investment portfolio to improve the portfolio's cash flow and increase its yields.  Due to this restructuring, the Company posted income that included a net gain on sale of available-for-sale securities of $2.3 million for the year ended December 31, 2012.  During 2013, however, the Company sold available-for-sale securities in an effort to reduce the investment portfolio's susceptibility to interest rate risk, which resulted in a net loss on sale of available-for-sale securities of $26 thousand for the year ended December 31, 2013.

Most other areas of noninterest income increased for the year ended December 31, 2013 over the comparable period in 2012.  Noninterest income improved in the categories of income from fiduciary activities, other service charges, commissions and fees, and income from Old Point Mortgage, LLC, which is a joint venture of the Company. Income from fiduciary activities increased $339 thousand or 10.55% for the year ended December 31, 2013 as compared to the same period in 2012. Accounts managed by Trust are assessed fees based on the market value of the account's assets. Improvements in the equities markets led to higher asset values and thus higher fee income. In addition, Trust continues to open new accounts. Other service charges, commissions and fees grew $214 thousand or 6.39% for the year ended December 31, 2013 over the year ended December 31, 2012. The majority of the increase in other service charges, commissions and fees was due to increased revenues from debit cards and merchant processing services.  Income from Old Point Mortgage, LLC increased $139 thousand or 46.33% for the year ended December 31, 2013 as compared to the same period in 2012.

The Company continues to focus on diversifying noninterest income in response to declining interest income. Management anticipates that noninterest income will continue to increase as the Company continues its efforts in this area.

The portions of the Dodd-Frank Act that have been fully implemented have increased, and the Company expects the Dodd-Frank Act when fully implemented to further increase, government regulation of consumer financial products and services, including fees generated on consumer financial transactions. Although the impact of the Dodd-Frank Act and regulations promulgated thereunder is not yet fully known, the Company expects that this additional regulation of consumer financial products, services and transactions may materially impact the Company's ability to generate future noninterest income.

Noninterest Expenses
The Company's noninterest expense decreased $1.1 million or 3.15% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  Several categories of noninterest expense decreased, with the largest decreases seen in salaries and employee benefits, FDIC insurance and legal and audit expense.

Salaries and employee benefits decreased $1.2 million or 6.06% for the year ended December 31, 2013 as compared to the prior year.   In 2012, the Company made early retirement offers to eligible employees and initiated a reduction in work force program to eliminate positions that had become unnecessary due to improvements in technology and efficiencies. Both the early retirement offer and the reduction in work force program provided severance packages to employees, which increased salaries and employee benefits expense in 2012.  As of December 31, 2013 the Company had a full time equivalent (FTE) employee count of 290, which is 20 positions fewer than the FTE as of December 31, 2012.

FDIC insurance cost decreased $325 thousand or 31.13% when comparing the year ended December 31, 2013 to the year ended December 31, 2012.  Legal and audit expense decreased $186 thousand or 25.66% for the year ended December 31, 2013 when compared to the same period in 2012.  Reductions in expenses for FDIC insurance and legal and audit expense have occurred as the Company has worked successfully to reduce lower quality loans and sell nonperforming assets.

The only significant increase in noninterest expense was in the category loss on write-down/sale of other real estate owned, which increased $568 thousand or 73.10% when comparing the year ended December 31, 2013 to the year ended December 31, 2012. The increase in 2013 over the same period in 2012 in this expense category was mainly due to the write-down on a single piece of property during the last quarter of 2013. The value of this property declined sharply due to the foreclosure by other banks of similar property in the area.

In this current economic environment, management continues to be aware of the need to improve net income. During 2011, 2012 and 2013, management implemented several cost cutting measures. These cost cutting measures can be seen in the lower expenses for other outside service fees and postage expense. The early retirement offer and the reduction in work force program which occurred in 2012 eliminated positions and lowered salaries and employee benefits costs in 2013. The Company will continue to focus on improving operating efficiency and monitoring noninterest expenses.

Balance Sheet Review
At December 31, 2013, the Company had total assets of $864.3 million, a decrease of $43.2 million, or 4.76%, compared to assets as of December 31, 2012. Net loans increased $30.1 million or 6.48%, from $463.8 million at December 31, 2012 to $493.9 million at December 31, 2013. In 2013, loan demand increased, but until loan demand recovers significantly, the Company will likely continue to manage the interest margin by allowing higher cost funds, such as time deposits, to decrease. High-cost time deposits decreased $52.0 million or 16.84% between December 31, 2012 and December 31, 2013, while low-cost funds in the form of noninterest-bearing and savings deposits increased $23.6 million or 5.30% in the same time period.

The Company's holdings of Alternative A-paper, or "Alt-A", type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of December 31, 2013.

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

The following table details, as of December 31, 2013, the Company's loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of December 31, 2013
(dollars in thousands)

	Amount	Percent
Subprime	$20,580	18.4%
Non-subprime	91,267	81.6%
	$111,847	100.0%

Total loans	$500,699
Percentage of Real Estate-Secured Subprime Loans to Total Loans
		4.11%

In addition to the subprime loans secured by real estate discussed above, as of December 31, 2013, the Company had an additional $1.5 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of December 31, 2013 were $22.1 million, amounting to 4.41% of the Company's total loans at December 31, 2013.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Investment Portfolio
When comparing December 31, 2013 to December 31, 2012, securities available-for-sale decreased $173.8 million and securities held-to-maturity increased $96.3 million. During May and June of 2013, the 10-year Treasury rate increased approximately 100 basis points, following statements from the Federal Reserve that it was likely to begin slowing the pace of bond purchases under its quantitative easing program later in 2013. In the third quarter of 2013, however, Treasury rates began to decline again as the Federal Reserve exhibited signs of delaying plans to reduce purchases under its quantitative easing program, though long-term rates for the last six months of 2013 remained elevated when compared to historical rates over the last two years.  Increases in Treasury rates led to declines in the market value of the Company's available-for-sale securities portfolio in 2013.  In the second quarter of 2013, management sold approximately $40.0 million of available-for-sale securities and purchased $10.8 million of shorter term tax-exempt municipal securities which were placed in the held-to-maturity portfolio, in order to reduce the available-for-sale securities portfolio's susceptibility to interest rate risk. To the same end, in the third quarter of 2013, management transferred securities with a book value of $74.2 million and a market value of $68.0 million from available-for-sale to held-to-maturity. Substantially all securities purchased in the third and fourth quarters of 2013 were placed in the held-to-maturity portfolio.  A portion of the proceeds from the sale of securities funded net loan growth that occurred during the second half of 2013. The Company's goal is to provide maximum return on the investment portfolio within the framework of its asset/liability objectives. The objectives include managing interest sensitivity, liquidity and pledging requirements.

The following table sets forth a summary of the investment portfolio:

TABLE IV
INVESTMENT PORTFOLIO

As of December 31,	2013	2012	2011
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$0	$0	$250
Obligations of U.S. Government agencies	15,024	37,088	119,554
Obligations of state and political subdivisions	47,100	43,774	12,261
Mortgage-backed securities	90,750	247,355	103,228
Money market investments	691	541	1,306
Corporate bonds	2,074	698	0
	$155,639	$329,456	$236,599
Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$400	$570	$1,370
Obligations of state and political subdivisions	30,120	0	145
Mortgage-backed securities	66,327	0	0
	$96,847	$570	$1,515
Restricted securities:
Federal Home Loan Bank stock	$2,209	$2,393	$3,282
Federal Reserve Bank stock	169	169	169
	$2,378	$2,562	$3,451

Total	$254,864	$332,588	$241,565

The following table summarizes the contractual maturity of the investment portfolio and their weighted average yields as of December 31, 2013:

	1 year	1-5	5-10	Over 10
	or less	years	years	years	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies	$300	$10,721	$0	$4,403	$15,424
Weighted average yield	0.88%	2.06%	0.00%	1.82%	1.97%

Obligations of state and political subdivisions	$171	$1,734	$25,549	$49,766	$77,220
Weighted average yield	4.75%	1.84%	1.95%	2.51%	2.31%

Mortgage-backed securities	$0	$0	$0	$157,077	$157,077
Weighted average yield	0.00%	0.00%	0.00%	2.72%	2.72%

Money market investments	$691	$0	$0	$0	$691
Weighted average yield	0.01%	0.00%	0.00%	0.00%	0.01%

Corporate bonds	$0	$2,074	$0	$0	$2,074
Weighted average yield	0.00%	1.33%	0.00%	0.00%	1.33%

Federal Home Loan Bank stock - restricted	$0	$0	$0	$2,209	$2,209
Weighted average yield	0.00%	0.00%	0.00%	2.57%	2.57%

Federal Reserve Bank stock - restricted	$0	$0	$0	$169	$169
Weighted average yield	0.00%	0.00%	0.00%	6.00%	6.00%

Total securities	$1,162	$14,529	$25,549	$213,624	$254,864
Weighted average yield	0.92%	1.93%	1.95%	2.62%	2.51%

The table above is based on maturity. Therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $157.1 million in mortgage-backed securities as of December 31, 2013 was 7.28 years. Yields are calculated on a fully tax-equivalent basis using a 34% rate.

Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2009 through 2013:

TABLE V
LOAN PORTFOLIO

As of December 31,	2013	2012	2011	2010	2009
	(in thousands)
Commercial	$30,702	$25,341	$35,015	$36,053	$60,353
Real estate-construction	14,505	12,005	19,981	19,206	30,696
Real estate-mortgage	416,966	398,522	415,960	489,190	506,196
Consumer	19,791	13,146	17,041	24,389	33,371
Other	18,735	22,119	32,330	17,781	4,626

Total	$500,699	$471,133	$520,327	$586,619	$635,242

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of December 31, 2013, the total loan portfolio increased by $29.6 million, or 6.28% as compared to December 31, 2012. Quality loan demand began to increase in the second half of 2013. To assist with the loan growth generated by relationship building, the Company worked with Old Point Mortgage, LLC to generate 1 to 4 family mortgage loans, created a two year fixed rate equity line product and purchased $10.0 million in Federal guaranteed student loans that carry a variable interest rate which adjusts quarterly.

The maturity distribution and rate sensitivity of certain categories of the Company's loan portfolio at December 31, 2013 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2013	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial	$15,020	$7,353	$8,329	$30,702
Real estate - construction	9,739	4,528	238	14,505
Total	$24,759	$11,881	$8,567	$45,207

Loans due after 1 year with:
Fixed interest rate		$9,849	$7,281	$17,130
Variable interest rate		2,032	1,286	3,318
Total		$11,881	$8,567	$20,448

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Restructured loans are loans with terms that were modified in a troubled debt restructuring for borrowers experiencing financial difficulties. During the year ended December 31, 2013, the Company restructured thirteen loans.

As of December 31, 2013, nonperforming assets totaled $18.3 million, up from $17.7 million at year-end 2012. The December 2013 total consisted of $6.4 million of OREO, $546 thousand in loans still accruing interest but past due 90 days or more and $11.3 million in nonaccrual loans. Of the $11.3 million in nonaccrual loans, $11.2 million were secured by real estate. All of the nonaccrual loans are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from "90 days past due but still accruing interest" to "nonaccrual" status, the loan is normally reviewed for impairment. If the loan is considered impaired, then the Company records a charge-off based on the value of the collateral or the loan's expected future cash flows. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans increased to $19.8 million as of December 31, 2013 from $17.6 million as of December 31, 2012 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplemental Data" of this report on Form 10-K. The majority of these loans were collateralized.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

TABLE VII
NONPERFORMING ASSETS

As of December 31,	2013	2012	2011	2010	2009
	(in thousands)

Nonaccrual loans
Commercial	$149	$97	$129	$178	$255
Real estate-construction	2,545	3,065	0	37	524
Real estate-mortgage (1)	8,630	7,470	8,334	20,550	4,109
Consumer	0	0	12	116	29
Total nonaccrual loans	$11,324	$10,632	$8,475	$20,881	$4,917

Loans past due 90 days or more and accruing interest
Commercial	$0	$25	$0	$0	$40
Real estate-construction	0	0	0	16	0
Real estate-mortgage	527	408	510	33	228
Consumer	5	11	2	23	117
Other	14	3	5	1	4
Total loans past due 90 days or more and accruing interest	$546	$447	$517	$73	$389

Restructured loans
Real estate-mortgage (1)	$12,076	$8,810	$4,326	$1,639	$2,480
Consumer	15	16	18	0	0
Total restructued loans	$12,091	$8,826	$4,344	$1,639	$2,480
Less nonaccrual restructured loans (included above)	3,630	1,908	2,756	0	0
Less restructured loans in compliance (2)	8,461	6,918	1,588	0	2,480
Net nonperforming restructured loans	$0	$0	$0	$1,639	$0

Other real estate owned
Construction, land development, and other land	$2,783	$3,804	$3,969	$4,074	$5,149
1-4 family residential properties	457	676	3,650	2,807	544
Multifamily (5 or more) residential properties	0	0	0	1,155	0
Former branch sites	886	0	0	0	0
Nonfarm nonresidential properties	2,289	2,094	1,771	3,412	1,930
	$6,415	$6,574	$9,390	$11,448	$7,623

Total nonperforming assets	$18,285	$17,653	$18,382	$34,041	$12,929

Interest income that would have been recorded under
original loan terms on nonaccrual loans included above	$511	$673	$1,353	$1,507	$442

Interest income recorded for the period on nonaccrual
loans included above	$251	$121	$506	$790	$440

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit
(2) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of December 31, 2013 compared to December 31, 2012, the nonaccrual loan category increased by $692 thousand or 6.51% and the 90-day past due and still accruing interest category increased by $99 thousand or 22.15%. Although the amount of nonaccrual loans increased slightly, total net loans also increased.  Therefore, the percent of nonaccrual loans to total net loans remained unchanged between 2012 and 2013 at 2.29%. OREO decreased $159 thousand or 2.42% when comparing December 31, 2013 to December 31, 2012.  This decreased occurred even though two former branch sites totaling $885 thousand were placed in OREO in 2013.  Without the transfer of the former branch sites, OREO would have decreased $1.0 million as the Company works to sell these properties. The former branch sites are also listed for sale.

Management believes the Company has an excellent credit quality review process in place to identify problem loans quickly. As seen by the reduction in OREO and the reduction in risk rated loans, the quality of the Company's loan portfolio has improved. For a detailed discussion of the Company's nonperforming assets, refer to Note 4 and Note 5 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplemental Data" of this report on Form 10-K.

Management remains cautious about the future and is well aware that if the economy does not continue to improve, nonperforming assets could increase in future periods.  As the Company experienced in 2009, 2010 and 2011, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

The remarks by Secretary of Defense Chuck Hagel on February 24, 2014 regarding the Defense Department's fiscal year 2015 budget also concern management.  Secretary Hagel proposed cuts in military spending that include further reductions in troop strength and force structure in every military service. Among other things, Secretary Hagel proposed eliminating certain types of military aircraft, placing a portion of the Navy's fleet on reduced operating status, cancelling certain weapons programs and conducting another round of military base closings and realignments. The military and the Defense Department play a key role in the economy of the Company's market area. Significant cuts to the Defense Department budget could weaken general economic and employment conditions in the Hampton Roads MSA, potentially adversely affecting the Company's asset quality and results of operation.

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

Historical loss rates prior to September 30, 2013, adjusted for the current environment, were applied to the above four pools of loans for each segment of the loan portfolio, except for certain doubtful and substandard loans which have losses specifically calculated on an individual loan basis.  The Company converted its methodology for calculation of the historic loss on balances evaluated collectively for impairment beginning with the September 30, 2013 calculation.  Beginning with the September 30, 2013 calculation, the Company uses migration analysis on pooled segments by risk grade or by days past due. For a detailed discussion of change in accounting methodology, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplemental Data" of this report on Form 10-K.

Historical loss is one of the components of the allowance. Prior to 2011, the historical loss component was generally based on the previous four years.  Beginning in 2011 through September 30, 2013, the historical loss was based on the past eight quarters, which management believed better reflected the risk related to each segment of the loan portfolio in the economic environment at that time. With the December 31, 2013 calculation, the historical loss based on migration analysis was calculated based on the past nine quarters.  The historical loss component of the allowance amounted to $3.5 million and $5.4 million as of December 31, 2013 and 2012, respectively. The decrease was due to lower charge-offs in 2013 as compared to the level of charge-offs in certain quarters included in past historical loss periods. Until the December 31, 2013 calculation, the Company used a rolling eight-quarter average to calculate the historical loss component of the allowance, so higher charge-offs in the first three quarters of 2011 were no longer included in the historical loss component calculation as of December 31, 2013, which has caused this component to decrease.  During the nine month period ending September 30, 2011 net charge offs were $6.4 million.  As noted above the Company increased the time frame used in the historic loss calculation by one quarter beginning with the December 31, 2013 calculation.

In addition, nonperforming loans and both performing and nonperforming TDRs are analyzed for impairment under U.S. GAAP and are allocated based on this analysis. Increases in TDRs and nonperforming loans affect this portion of the adequacy review. The Company's TDRs and nonperforming loans are included in the specific identification pool discussed above. Therefore, changes in TDRs and nonperforming loans affect the dollar amount of the allowance. Unless the TDR or nonperforming loan does not require a specific reserve (i.e. the collateral value or present value of expected future cash flows is considered sufficient), increases in TDRs and nonperforming loans are reflected as an increase in the allowance for loan losses.

The majority of the Company's nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2013 and 2012, the impaired loan component of the allowance amounted to $1.7 million and $444 thousand, respectively. The increase between 2012 and 2013 of this component is due to a large allocation for one loan. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

The final component of the allowance consists of qualitative factors such as economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment. The qualitative component of the allowance amounted to $1.6 million and $1.5 million as of December 31, 2013 and 2012, respectively. The increase in the qualitative component was due to the $29.6 million increase in total loans, which more than offset reduced allocations in the economic conditions and credit quality components.  As detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K, the credit quality of the loan portfolio has improved with OAEM and substandard loans dropping from $29.0 million or 6.15% of the total loan portfolio at December 31, 2012 to $23.7 million or 4.74% of the total loan portfolio at December 31, 2013. The large drop in the risk rated assets indicates that the quality of the loan portfolio is improving.

Past due loans decreased $1.1 million between December 31, 2012 and December 31, 2013. On December 31, 2013 $7.2 million of the past due loans were in nonaccrual.  At December 31, 2013, loans past due, but still accruing interest, were $2.2 million or 0.44% of total loans. A total of $744 thousand of the $2.2 million loans past due but still accruing interest were student loans that are 97-98% guaranteed by the government.

As a result of management's belief that the quality of the loan portfolio continues to improve, the Company added, through the provision, $1.3 million to the allowance for loan losses in 2013. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

The following table shows an analysis of the allowance for loan losses:

TABLE VIII
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2013	2012	2011	2010	2009
	(dollars in thousands)

Balance at the beginning of period	$7,324	$8,498	$13,228	$7,864	$6,406

Charge-offs:
Commercial	200	138	942	556	799
Real estate-construction	501	831	0	126	2,170
Real estate-mortgage	1,548	2,554	7,822	2,971	2,360
Consumer	141	259	333	655	785
Other	316	187	210	180	240
Total charge-offs	2,706	3,969	9,307	4,488	6,354

Recoveries:
Commercial	76	67	141	192	104
Real estate-construction	6	30	0	0	0
Real estate-mortgage	513	162	575	636	649
Consumer	111	70	102	155	80
Other	207	66	59	69	104
Total recoveries	913	395	877	1,052	937

Net charge-offs	1,793	3,574	8,430	3,436	5,417

Provision for loan losses	1,300	2,400	3,700	8,800	6,875
Balance at end of period	$6,831	$7,324	$8,498	$13,228	$7,864

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$500,699	$471,133	$520,327	$586,619	$635,242
Average balance	$471,203	$478,220	$544,523	$621,550	$633,614

Net charge-offs to average total loans	0.38%	0.75%	1.55%	0.55%	0.85%
Provision for loan losses to average total loans	0.28%	0.50%	0.68%	1.42%	1.09%
Provision for loan losses to net charge-offs	72.50%	67.15%	43.89%	256.11%	126.92%
Allowance for loan losses to period end loans	1.36%	1.55%	1.63%	2.25%	1.24%
Earnings to loan loss coverage*	2.68	2.12	0.96	3.05	1.62
Allowance for loan losses to nonperforming loans	57.55%	66.11%	94.51%	58.55%	141.18%

* Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the allowance for loan losses allocated to each category at December 31 of the years presented.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
		of Loans to		of Loans to		of Loans to		of Loans to		of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)

Commercial	$350	6.13%	$677	5.38%	$1,011	6.73%	$799	6.15%	$935	9.50%
Real estate-construction	662	2.90%	187	2.55%	323	3.84%	441	3.27%	354	4.83%
Real estate-mortgage	5,357	83.28%	6,179	84.59%	6,735	79.94%	11,498	83.39%	5,552	79.69%
Consumer	294	3.95%	204	2.79%	300	3.28%	357	4.16%	672	5.25%
Other	168	3.74%	77	4.70%	129	6.21%	133	3.03%	351	0.73%
Total	$6,831	100.00%	$7,324	100.00%	$8,498	100.00%	$13,228	100.00%	$7,864	100.00%

For the year ended December 31, 2013 as compared to the same period in 2012, there was a reduction in the allowance for loan losses due to an improvement in the quality of the loan portfolio and a reduction in historic losses.  The reduction of the allowance was distributed among the loan segments based on the change in the calculation method.  Beginning with the September 30, 2013 calculation, the Company uses migration analysis on pooled segments by risk grade or by days past due.  See Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K for further information related to the effect of the change in the calculation method.

Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category. For example, if real estate-construction loans experienced losses of $1.0 million, the allowance for loan losses could absorb these losses even though only $662 thousand is allocated to that category.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE X
DEPOSITS

Years ended December 31,	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)

Interest-bearing transaction accounts	$11,129	0.05%	$11,600	0.06%	$11,512	0.06%
Money market deposit accounts	199,848	0.12%	180,106	0.18%	169,951	0.21%
Savings accounts	62,562	0.10%	53,054	0.10%	48,252	0.10%
Time deposits, $100,000 or more	126,127	1.14%	131,020	1.23%	126,711	1.47%
Other time deposits	157,154	1.07%	172,230	1.29%	180,162	1.46%
Total interest-bearing deposits	556,820	0.61%	548,010	0.77%	536,588	0.91%
Demand deposits	180,538		170,792		147,069
Total deposits	$737,358		$718,802		$683,657

The Company's average total deposits were $737.4 million for the year ended December 31, 2013, an increase of $18.6 million or 2.58% from average total deposits for the year ended December 31, 2012. The money market deposit accounts, savings accounts and demand deposit categories had the largest increases, totaling $19.7 million, $9.5 million and $9.7 million, respectively. In addition, average time deposits, which are currently the Company's most expensive deposit categories, decreased by a total of $20.0 million, as seen in the table above. The rates paid on interest-bearing deposits by the Company decreased from 0.77% for the year ended December 31, 2012 to 0.61% for the year ended December 31, 2013.

To manage its net interest margin, in 2013 the Company focused on reducing higher-cost time deposits by lowering deposit rates and allowing time deposits to shrink through attrition.

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity at the dates presented.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2013	2012	2011
	(in thousands)
Maturing in:
Within 3 months	$25,272	$25,318	$24,957
4 through 6 months	12,591	13,294	14,760
7 through 12 months	33,992	19,968	29,337
Greater than 12 months	42,920	79,029	56,596
	$114,775	$137,609	$125,650

Return on Equity and Assets
The return on average stockholders' equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2013	2012	2011
Return on average assets	0.36%	0.48%	0.39%
Return on average equity	3.73%	4.76%	3.95%
Dividend pay-out ratio	34.49%	23.67%	30.12%
Average equity to average assets	9.61%	10.11%	9.76%

Capital Resources
Total stockholders' equity as of December 31, 2013 was $80.8 million, down 9.56% from $89.3 million on December 31, 2012.  The reduction in total stockholders' equity was primarily due to unrealized losses on available-for-sale securities. The Company's capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for the past three years. As shown below, these ratios were all well above the regulatory minimum levels.

	2013 Regulatory Minimums	2013	2012	2011
Tier 1	4.00%	14.50%	15.64%	14.46%
Total Capital	8.00%	15.58%	16.89%	15.71%
Tier 1 Leverage	4.00%	10.37%	10.09%	10.17%

Year-end book value per share was $16.29 in 2013, $18.01 in 2012, and $17.31 in 2011. Cash dividends were $1.1 million or $0.22 per share in 2013, $991 thousand or $0.20 per share in 2012, and $991 thousand or $0.20 per share in 2011. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices and dividends paid for each quarter of 2013 and 2012. The stock is quoted on the NASDAQ Capital Market under the symbol "OPOF" and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,195 stockholders of record of the Company as of March 17, 2014. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the quarterly dividends paid and high and low sales prices of Old Point Financial Corporation common stock for the previous two years.

	2013			2012
	Dividend	Sales Price		Dividend	Sales Price
		High	Low		High	Low
1st Quarter	$0.05	$13.60	$10.91	$0.05	$11.45	$9.20
2nd Quarter	$0.05	$14.73	$11.76	$0.05	$11.65	$10.40
3rd Quarter	$0.06	$13.24	$12.24	$0.05	$11.00	$10.17
4th Quarter	$0.06	$13.10	$12.60	$0.05	$11.25	$10.60

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company's sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of December 31, 2013, the Company had $232.9 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2013, the Company had $43.0 million available in federal funds to address any short-term borrowing needs, which is no change from the amount available at December 31, 2012.

As a result of the Company's management of liquid assets, availability of borrowed funds and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customers' future borrowing needs.

Notwithstanding the foregoing, the Company's ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in the Company's markets. Depending on its liquidity levels, its capital position, conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt, equity, other securities or other possible capital markets transactions, the proceeds of which could provide additional liquidity for the Company's operations.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2013 and December 31, 2012. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES
(dollars in thousands)
	December 31, 2013			December 31, 2012
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$43,000	$0	$43,000	$43,000	$0	$43,000
Federal Home Loan Bank advances	257,873	25,000	232,873	271,037	25,000	246,037
Federal funds sold & balances at the Federal Reserve			19,256			26,523
Securities, available for sale and unpledged at fair value			129,926			260,342
Total short-term funding sources			$425,055			$575,902

Uses:
Unfunded loan commitments and lending lines of credit			54,916			49,046
Letters of credit			1,349			1,544
Commitments to purchase assets			1,864			8,687
Total potential short-term funding uses			$58,129			$59,277

Liquidity coverage ratio			731.2%			971.5%

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity or operations. It is still too early to determine whether Basel III will have a material effect on capital resources. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. The Company's primary external source of liquidity is advances from the FHLB.

The Company's operating activities provided $8.5 million of cash during the year ended December 31, 2013, compared to $9.8 million provided during 2012 primarily due to the continued reduction of the loan loss provision in 2013. The Company's investing activities provided $15.6 million during 2013, compared to using $45.0 million during 2012, principally due to the reduced volume of securities purchased in 2013 as compared to purchases of securities in 2012. Company's financing activities used $35.1 million of cash during 2013 compared to providing $52.7 million of cash during 2012. This change is principally due to a decrease in time deposits in 2013.

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

Off-Balance Sheet Lending Related Commitments
The Company had $118.8 million in consumer and commercial commitments at December 31, 2013. As of the same date, the Company also had $4.5 million in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplemental Data" of this report on Form 10-K.

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table provides the Company's contractual obligations as of December 31, 2013:

Payments due by period
(in thousands)		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Debt Obligations	$31,586	$31,586	$0	$0	$0
Long-Term Debt Obligations	25,000	0	25,000	0	0
Operating Lease Obligations	672	268	289	115	0
Commitment to purchase assets	1,864	1,864	0	0	0
Total contractual cash obligations excluding deposits	59,122	33,718	25,289	115	0
Deposits	725,405	609,025	91,360	25,013	7
Total	$784,527	$642,743	$116,649	$25,128	$7

Short-term debt obligations include federal funds purchased, overnight repurchase agreements and term repurchase agreements.

After December 31, 2013 but prior to the filing of this annual report on Form 10-K, the Company signed additional contracts for fixed asset purchases and professional services. These contracts will require payments of approximately $125 thousand in 2014.

The Company has plans to expand the building of a current branch office. The contract for this expansion was amended on October 16, 2012. See the subsequent events disclosure in Note 1 of the Notes to Consolidated Financial Statements included in in Item 8, "Financial Statements and Supplemental Data" of this report on Form 10-K.

Short-Term Borrowings
Certain short-term borrowings at December 31, 2013, 2012 and 2011 are presented below. Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders' equity at the same date.

TABLE XII
SHORT-TERM BORROWINGS

	2013		2012		2011
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Balance at December 31,
Repurchase agreements	$31,586	0.10%	$37,226	0.16%	$36,481	0.20%

Average daily balance for the year ended December 31,
Repurchase agreements	$32,219	0.11%	$29,831	0.18%	$49,335	0.21%

Maximum month-end outstanding balance:
Repurchase agreements	$41,604		$39,734		$87,023

Quarterly Data
The table below contains a comparison of the Company's quarterly income and expenses for the periods indicated:

	Year Ended December 31,
	2013				2012
	(in thousands, except per share data)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$7,454	$7,263	$7,477	$7,629	$7,888	$7,958	$8,312	$8,422
Interest expense	(1,103)	(1,144)	(1,178)	(1,255)	(1,350)	(1,414)	(1,499)	(1,511)

Net interest income	6,351	6,119	6,299	6,374	6,538	6,544	6,813	6,911
Provision for loan losses	(500)	(300)	(300)	(200)	(450)	(750)	(1,000)	(200)
Net interest income, after provision for loan losses	5,851	5,819	5,999	6,174	6,088	5,794	5,813	6,711

Noninterest income	3,179	3,197	3,284	3,113	3,704	4,106	3,881	3,268
Noninterest expenses	(9,054)	(7,776)	(8,049)	(8,226)	(7,935)	(8,752)	(8,947)	(8,549)

Income before income taxes	(24)	1,240	1,234	1,061	1,857	1,148	747	1,430
Provision for income taxes	234	(203)	(219)	(160)	(460)	(74)	(109)	(352)
Net income	$210	$1,037	$1,015	$901	$1,397	$1,074	$638	$1,078

Earnings per common share:
Basic	$0.04	$0.21	$0.21	$0.18	$0.27	$0.22	$0.13	$0.22
Diluted	$0.04	$0.21	$0.21	$0.18	$0.27	$0.22	$0.13	$0.22

Non-GAAP Financial Measure
The financial measure income before insurance death benefit, gain or loss on the sale of available-for-sale securities, and taxes is determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). This non-GAAP financial measure should not be viewed as a substitute for operating results determined in accordance with GAAP. An item which management excludes when computing non-GAAP performance measures can be of substantial importance to the Company's results for any particular quarter or year. The Company's non-GAAP performance measure is not necessarily comparable to non-GAAP performance measures which may be presented by other companies. Management believes that income before insurance death benefit, gain or loss on the sale of available-for-sale securities, and taxes provides useful information regarding the results of core operations of the Company.

Below is a reconciliation of the financial measure income before insurance death benefit, gain or loss on sale of available-for-sale securities, net, and taxes to net income for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Years Ended
	December 31,
	2013	2012

Net income	$3,163	$4,187
Less: insurance death benefit	0	475
Less: gain (loss) on sale of available-for-sale securities	(26)	2,313
Add: income tax expense	348	995
Income before insurance death benefit, gain (loss) on sale of available-for-sale securities and taxes
	$3,537	$2,394

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 16 through 38 of this report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Old Point Financial Corporation and subsidiaries
Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 28, 2014

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(dollars in thousands, except share data)
Assets

Cash and due from banks	$11,802	$15,982
Interest-bearing due from banks	18,045	24,732
Federal funds sold	1,478	1,603
Cash and cash equivalents	31,325	42,317
Securities available-for-sale, at fair value	155,639	329,456
Securities held-to-maturity (fair value approximates $97,453 and $574)	96,847	570
Restricted securities	2,378	2,562
Loans, net of allowance for loan losses of $6,831 and $7,324	493,868	463,809
Premises and equipment, net	40,546	32,528
Bank-owned life insurance	22,673	21,824
Other real estate owned, net of valuation allowance of $2,775 and $1,870	6,415	6,574
Other assets	14,597	7,859
	$864,288	$907,499

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$182,513	$176,740
Savings deposits	286,085	268,253
Time deposits	256,807	308,823
Total deposits	725,405	753,816
Overnight repurchase agreements	31,175	35,946
Term repurchase agreements	411	1,280
Federal Home Loan Bank advances	25,000	25,000
Accrued expenses and other liabilities	1,536	2,157
Total liabilities	783,527	818,199

Commitments and contingencies	0	0

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,959,009 and 4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	50,376	48,305
Accumulated other comprehensive loss, net	(10,802)	(192)
Total stockholders' equity	80,761	89,300
Total liabilities and stockholders' equity	$864,288	$907,499

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2013	2012
	(amounts in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$23,735	$26,503
Interest on due from banks	96	56
Interest on federal funds sold	1	2
Interest on securities:
Taxable	4,547	5,238
Tax-exempt	1,348	681
Dividends and interest on all other securities	96	100
Total interest and dividend income	29,823	32,580

Interest Expense:
Interest on savings deposits	302	382
Interest on time deposits	3,119	3,851
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	35	45
Interest on Federal Home Loan Bank advances	1,224	1,496
Total interest expense	4,680	5,774
Net interest income	25,143	26,806
Provision for loan losses	1,300	2,400
Net interest income, after provision for loan losses	23,843	24,406

Noninterest Income:
Income from fiduciary activities	3,553	3,214
Service charges on deposit accounts	4,183	4,239
Other service charges, commissions and fees	3,562	3,348
Income from bank-owned life insurance	848	1,339
Income from Old Point Mortgage	439	300
Gain (loss) on sale of available-for-sale securities, net	(26)	2,313
Other operating income	214	206
Total noninterest income	12,773	14,959

Noninterest Expense:
Salaries and employee benefits	19,108	20,340
Occupancy and equipment	4,392	4,373
Data processing	1,630	1,630
FDIC insurance	719	1,044
Loss on write-down/sale of other real estate owned	1,345	777
Customer development	809	758
Legal and audit expense	539	725
Employee professional development	595	600
Other outside service fees	459	574
Postage and courier expense	481	480
Stationery and supplies	457	439
Other operating expense	2,571	2,443
Total noninterest expense	33,105	34,183
Income before income taxes	3,511	5,182
Income tax expense	348	995
Net income	$3,163	$4,187

Basic Earnings per Share:
Average shares outstanding	4,959,000	4,959,000
Net income per share of common stock	$0.64	$0.84

Diluted Earnings per Share:
Average shares outstanding	4,959,000	4,959,000
Net income per share of common stock	$0.64	$0.84

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
	Years Ended December 31,
	2013	2012
	(dollars in thousands)

Net income	$3,163	$4,187
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	(11,422)	466
Amortization of unrealized losses on securities transferred to held-to-maturity	176	0
Changes in defined benefit plan assets and benefit obligations	636	(309)
Other comprehensive income (loss)	(10,610)	157
Comprehensive income (loss)	$(7,447)	$4,344

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands, except per share data)

Balance at December 31, 2011	4,959,009	$24,795	$16,310	$45,109	$(349)	$85,865

Net income	0	0	0	4,187	0	4,187
Other comprehensive income, net of tax	0	0	0	0	157	157
Stock compensation expense	0	0	82	0	0	82
Cash dividends ($0.20 per share)	0	0	0	(991)	0	(991)
Balance at December 31, 2012	4,959,009	$24,795	$16,392	$48,305	$(192)	$89,300

Net income	0	0	0	3,163	0	3,163
Other comprehensive loss, net of tax	0	0	0	0	(10,610)	(10,610)
Cash dividends ($0.22 per share)	0	0	0	(1,092)	0	(1,092)

Balance at December 31, 2013	4,959,009	$24,795	$16,392	$50,376	$(10,802)	$80,761

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,	2013	2012
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,163	$	$ 4,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,952		1,884
Provision for loan losses	1,300		2,400
Net (gain) loss on sale of available-for-sale securities	26		(2,313)
Net amortization of securities	2,512		1,705
Net loss on disposal of premises and equipment	28,000		0
Net loss on write-down/sale of other real estate owned	1,345		777
Income from bank owned life insurance	(848)		(1,339)
Stock compensation expense	0		82
Deferred tax benefit	(316)		(7)
(Increase) decrease in other assets	(988)		1,989
Increase in other liabilities	343		410
Net cash provided by operating activities	8,517		9,775

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(14,746)		(359,157)
Purchases of held-to-maturity securities	(30,363)		(100)
Proceeds from sales of restricted securities	184		889
Proceeds from maturities and calls of available-for-sale securities	10,690		37,330
Proceeds from maturities and calls of held-to-maturity securities	170		145
Proceeds from sales of available-for-sale securities	63,637		198,217
Paydowns on investment securities	28,573		32,968
(Increase) decrease in loans made to customers	(33,032)		44,770
Proceeds from sales of other real estate owned	1,404		2,974
Proceeds from payout on bank-owned life insurance policy	0		1,108
Purchases of premises and equipment	(10,883)		(4,148)
Net cash provided by (used in) investing activities	15,634		(45,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	5,773		13,101
Increase in savings deposits	17,832		35,905
Increase (decrease) in time deposits	(52,016)		13,931
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	(5,640)		745
Decrease in Federal Home Loan Bank advances	0		(10,000)
Cash dividends paid on common stock	(1,092)		(991)
Net cash provided by (used in) financing activities	(35,143)		52,691

Net increase (decrease) in cash and cash equivalents	(10,992)		17,462
Cash and cash equivalents at beginning of period	42,317		24,855
Cash and cash equivalents at end of period	$31,325	$	$ 42,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,791		$5,912
Income tax	$550		$1,150

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(11,076)		$706
Loans transferred to other real estate owned	$1,673		$850
Change in pension liability	$964		$(468)
Former branch site transferred from fixed assets to other real estate owned	$885		$0
Securities transferred from available-for-sale to held-to-maturity	$68,015		$0
Unrealized loss on transfer date on securities transferred from available-for-sale to held-to-maturity	$(6,232)		$0
Amortization of unrealized loss on securities transferred to held-to-maturity	$267		$0

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2013, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

VARIABLE INTEREST ENTITIES
A legal entity is referred to as a VIE if any of the following conditions exist, which are outlined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) variable interest accounting guidance (FASB ASC 810-10-15-14): (1) the total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity's operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.

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

USE OF ESTIMATES
In preparing Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, the fair value of financial instruments, the valuation of deferred tax assets and the valuation allowance on other real estate owned.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Most of the Company's activities are with customers located within the Hampton Roads region. The types of securities that the Company invests in are included in Note 3. The types of lending that the Company engages in are included in Note 4. The Company has significant concentrations in the following industries: construction, lessors of real estate, activities related to real estate, ambulatory health care and religious organizations. The Company does not have any significant concentrations to any one customer.

At December 31, 2013 and 2012, there were $301.6 million and $286.6 million, or 60.23% and 60.84%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all of which mature within 90 days.

INTEREST-BEARING DEPOSITS IN BANKS
Interest-bearing deposits in banks mature within one year and are carried at cost.

RECLASSIFICATIONS
Certain immaterial amounts in the Consolidated Financial Statements have been reclassified to conform to classifications adopted in the current year.

SECURITIES
Certain debt securities that management has the positive intent and ability to hold until maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value; the expected cash flows of the securities; the financial health of and business outlook for the issuer; the performance of the underlying assets for interests in securitized assets; and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in investment income and a new cost basis in the investment is established.

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

LOANS
The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Hampton Roads. The ability of the Company's debtors to honor their contracts is dependent in part upon the real estate and general economic conditions in this area.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired, such as a loan that is considered a TDR (discussed in detail below). These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. All loans, including consumer loans, whose terms have been modified in a TDR are also individually analyzed for estimated impairment. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans. Prior to September 30, 2013, the general component was based on historical charge-off experience and expected future losses given estimated defaults derived from the Company's internal risk rating process. Beginning with the September 30, 2013 calculation, the general component is based on migration analysis on pools of loans, segmented by risk grade or days past due, depending on the type of loan. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

LOAN CHARGE-OFF POLICIES
Consumer loans not secured by real estate are generally fully or partially charged down to the fair value of collateral securing the asset when:
·	Management determines the asset to be uncollectible;
·	Repayment is deemed to be protracted beyond reasonable time frames;
·	The asset has been classified as a loss by either the internal loan review process or external examiners;
·	The borrower has filed for bankruptcy protection and the loss becomes evident due to a lack of borrower assets; or
·	The loan is 120 days or more past due unless the loan is both well secured and in the process of collection.

For other loans, the Company's charge-off policies are as follows:
·	Real Estate: Generally charged down to the net realizable value when the loan is 180 days past due.
·	Commercial Loans: Generally charged off when the loan is 90 days past due.
·	Construction loans: Generally charged off when the loan is 120 days past due.
·	Other Secured Loans: Generally fully or partially charged down to the net realizable value when the loan is 90 days past due.

TROUBLED DEBT RESTRUCTURINGS
In situations where, for economic or legal reasons related to a borrower's financial difficulties, management grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty before their loans reach nonaccrual status and works with them to grant appropriate concessions, if necessary, and modify their loans to more affordable terms. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the Company's economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company had $12.1 million and $8.8 million in loans classified as TDRs as of December 31, 2013 and 2012, respectively.

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

OTHER REAL ESTATE OWNED (OREO)
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

Premises no longer in use and held for sale are transferred to other real estate owned at the lower of cost or market.  Two closed branch buildings were transferred in 2013 at depreciated cost.

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

STOCK COMPENSATION PLANS
Stock compensation accounting guidance (FASB ASC 718, "Compensation -- Stock Compensation") requires that the compensation cost related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees' service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black Scholes model is used to estimate the fair value of the stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

INCOME TAXES
The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, "Income Taxes"). The Company adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

No uncertain tax positions were recorded in 2013 or 2012.

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

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred. Advertising expense for the years ended 2013 and 2012 was $264 thousand and $279 thousand, respectively.

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

The Company is expanding the building of a current branch office. The Company signed a contract with a general contractor on April 19, 2012. The contract entitles the contractor to $2.1 million for Phase I of the construction, which includes site work and construction of the building shell. The Company signed an amendment to the contract with the general contractor on October 26, 2012 for the remainder of the construction. The revised contract entitles the contractor to $12.2 million for the construction of the building. As of the writing of this annual report on Form 10-K, $11.6 has been disbursed to the contractor. The Company anticipates that the project will likely cost between $13.0 million and $15.0 million and will be completed by April 30, 2014.

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

In January 2014, the FASB issued ASU 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2013 and 2012, the Company had no balance requirements on any of its accounts. The Company had approximately $1.7 million and $162 thousand in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2013 and December 31, 2012, respectively.

NOTE 3, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities held-to-maturity were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013
Obligations of U.S. Government agencies	$400	$1	$(5)	$396
Obligations of state and political subdivisions	30,120	29	(715)	29,434
Mortgage-backed securities	66,327	1,296	0	67,623
Total	$96,847	$1,326	$(720)	$97,453

December 31, 2012
Obligations of U.S. Government agencies	$570	$4	$0	$574

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013
Obligations of U.S. Government agencies	$15,189	$263	$(428)	$15,024
Obligations of state and political subdivisions	51,032	86	(4,018)	47,100
Mortgage-backed securities	94,685	0	(3,935)	90,750
Money market investments	691	0	0	691
Corporate bonds	2,098	1	(25)	2,074
Total	$163,695	$350	$(8,406)	$155,639

December 31, 2012
Obligations of U.S. Government agencies	$35,787	$1,314	$(13)	$37,088
Obligations of state and political subdivisions	43,276	712	(214)	43,774
Mortgage-backed securities	246,132	1,966	(743)	247,355
Money market investments	541	0	0	541
Corporate bonds	700	0	(2)	698
Total	$326,436	$3,992	$(972)	$329,456

Securities with a fair value of $127.7 million and $89.5 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2013, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders' equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$170	$171	$300	$301
Due after one year through five years	13,004	13,256	1,273	1,264
Due after five years through ten years	8,860	8,707	16,841	16,612
Due after ten years	140,970	132,814	78,433	79,276
Total debt securities	163,004	154,948	96,847	97,453
Other securities without stated maturities	691	691	0	0

Total securities	$163,695	$155,639	$96,847	$97,453

The following table provides information about securities sold in the years ended December 31:

	2013	2012
	(in thousands)

Proceeds from sales	$63,637	$198,217

Gross realized gains	$191	$2,313

Gross realized losses	$217	$0

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

The Company has a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, and cash flow projections as indicators of credit issues. On a quarterly basis, management reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. Management considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (a) the extent and length of time the fair value has been below cost; (b) the reasons for the decline in value; (c) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (d) for fixed maturity securities, the Company's intent to sell a security or whether it is more-likely-than-not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the Company's ability and intent to hold the security for a period of time that allows for the recovery in value.

The Company has not recorded impairment charges on securities for the years ended December 31, 2013, and 2012.

The following table shows the number of securities with unrealized losses, the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$0	$0	$428	$4,403	$428	$4,403	1
Obligations of state and political subdivisions	3,246	36,235	772	6,450	4,018	42,685	82
Mortgage-backed securities	3,321	81,664	614	9,086	3,935	90,750	12
Corporate bonds and other securities	19	1,279	6	295	25	1,574	12
Total securities available-for-sale	$6,586	$119,178	$1,820	$20,234	$8,406	$139,412	107

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$5	$95	$5	$95	1
Obligations of state and political subdivisions	715	23,765	0	0	715	23,765	50
Total securities held-to-maturity	$715	$23,765	$5	$95	$720	$23,860	51

Total Securities	$7,301	$142,943	$1,825	$20,329	$9,126	$163,272	158

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$13	$5,103	$0	$0	$13	$5,103	1
Obligations of state and political subdivisions	214	9,535	0	0	214	9,535	24
Mortgage-backed securities	743	104,066	0	0	743	104,066	9
Corporate bonds and other securities	$2	$700	$0	$0	$2	$700	2
Total securities available-for-sale	$972	$119,404	$0	$0	$972	$119,404	36

Certain investments within the Company's portfolio had unrealized losses at December 31, 2013 and December 31, 2012, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2013 or December 31, 2012.

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

Note 4, Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	December 31, 2013		December 31, 2012
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$	$ 84,500	$77,267
Commercial		287,071	274,613
Construction		14,505	12,005
Second mortgages		13,232	14,315
Equity lines of credit		32,163	32,327
Total mortgage loans on real estate		431,471	410,527
Commercial loans		30,702	25,341
Consumer loans		19,791	13,146
Other		18,735	22,119
Total loans		500,699	471,133
Less: Allowance for loan losses		(6,831)	(7,324)
Loans, net of allowance and deferred fees		$493,868	$463,809

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $641 thousand and $1.6 million at December 31, 2013 and December 31, 2012, respectively.

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
 As of December 31, 2013
 (in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$78,612	$1,167	$4,721	$84,500
Commercial	274,749	5,693	6,629	287,071
Construction	10,319	640	3,546	14,505
Second mortgages	12,994	0	238	13,232
Equity lines of credit	31,690	0	473	32,163
Total mortgage loans on real estate	408,364	7,500	15,607	431,471
Commercial loans	30,164	319	219	30,702
Consumer loans	19,723	0	68	19,791
Other	18,735	0	0	18,735
Total	$476,986	$7,819	$15,894	$500,699

Credit Quality Information
 As of December 31, 2012
 (in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$70,961	$1,711	$4,595	$77,267
Commercial	258,195	6,781	9,637	274,613
Construction	8,651	254	3,100	12,005
Second mortgages	13,488	242	585	14,315
Equity lines of credit	31,704	239	384	32,327
Total mortgage loans on real estate	382,999	9,227	18,301	410,527
Commercial loans	23,997	209	1,135	25,341
Consumer loans	13,042	0	104	13,146
Other	22,119	0	0	22,119
Total	$442,157	$9,436	$19,540	$471,133

As of December 31, 2013 and December 31, 2012 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of December 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$324	$82	$4,304	$4,710	$79,790	$84,500	$493
Commercial	120	704	53	877	286,194	287,071	0
Construction	0	0	2,545	2,545	11,960	14,505	0
Second mortgages	0	10	34	44	13,188	13,232	34
Equity lines of credit	139	0	0	139	32,024	32,163	0
Total mortgage loans on real estate	583	796	6,936	8,315	423,156	431,471	527
Commercial loans	15	80	0	95	30,607	30,702	0
Consumer loans	929	5	5	939	18,852	19,791	5
Other	51	15	14	80	18,655	18,735	14
Total	$1,578	$896	$6,955	$9,429	$491,270	$500,699	$546

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans that are 97 - 98% guaranteed by the government.  These guaranteed loans totaled $744 thousand at December 31, 2013.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

	December 31, 2013	December 31, 2012
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$4,024	$3,663
Commercial	4,606	3,037
Construction	2,545	3,065
Second mortgages	0	484
Equity lines of credit	0	286
Total mortgage loans on real estate	11,175	10,535
Commercial loans	149	97
Total	$11,324	$10,632

Reduction in interest income due to nonaccrual loans	$511	$552

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

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Year Ended December 31, 2013
 (dollars in thousands)

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	8	$1,633	$1,633	$1,620
Commercial	3	3,665	3,665	3,657
Second mortgages	2	231	231	203
Total	13	$5,529	$5,529	$5,480

Troubled Debt Restructurings by Class
 For the Year Ended December 31, 2012
 (dollars in thousands)

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	1	$93	$87	$80
Commercial	4	5,548	4,836	4,683
Second mortgages	1	111	145	138
Total	6	$5,752	$5,068	$4,901

The thirteen loans restructured in 2013 were all given below-market rates for debt with similar risk characteristics. During 2012, two restructurings were given principal reductions totaling $1.0 million, two loans were given below-market rates for debt with similar risk characteristics; and two loans were given both principal reductions and below-market rates.

At December 31, 2013 and 2012, the Company had no outstanding commitments to disburse additional funds on any TDR.

The following table presents TDRs for the years indicated for which there was a payment default where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan becomes 90 days or more past due; the loan is returned to non-accrual status; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

Restructurings that Subsequently Defaulted
(in thousands)
	For the Years Ended December 31,
	2013	2012
Mortgage loans on real estate:
Residential 1-4 family	$181	$0
Commercial	2,062	0
Total mortgage loans on real estate	2,243	0

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

Impaired Loans by Class
(in thousands)
	As of December 31, 2013				For the year ended December 31, 2013
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,713	$1,542	$4,009	$1,383	$5,152	$102
Commercial	12,905	6,882	4,300	307	10,631	591
Construction	3,309	2,545	0	0	2,798	0
Second mortgages	374	296	47	3	462	(19)
Equity lines of credit	0	0	0	0	97	0
Total mortgage loans on real estate	$22,301	$11,265	$8,356	$1,693	$19,140	$674
Commercial loans	150	149	0	0	44	6
Consumer loans	15	0	15	0	17	1
Total	$22,466	$11,414	$8,371	$1,693	$19,201	$681

Impaired Loans by Class
(in thousands)
	As of December 31, 2012					For the year ended December 31, 2012

		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance		Average Recorded Investment		Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,100	$681	$3,235		$226		$2,354	$136
Commercial	12,459	3,741	5,817		180		10,151	242
Construction	3,782	3,064	0		0		3,320	(9)
Second mortgages	695	583	47		5		542	12
Equity lines of credit	370	286	0		0		391	(2)
Total mortgage loans on real estate	$21,406	$8,355	$9,099	$	$ 411		$16,758	$379
Commercial loans	117	0	97		33		104	(14)
Consumer loans	17	17	0		0		26	1
Total	$21,540	$8,372	$9,196		$444	$	$ 16,888	$366

MONITORING OF LOANS AND EFFECT OF MONITORING FOR THE ALLOWANCE FOR LOAN LOSSES
Loan officers are responsible for continual portfolio analysis and prompt identification and reporting of problem loans, which includes assigning a risk grade to each applicable loan at its origination and revising such grade as the situation dictates. Loan officers maintain frequent contact with borrowers, which should enable the loan officer to identify potential problems before other personnel. In addition, meetings with loan officers and upper management are held to discuss problem loans and review risk grades. Nonetheless, in order to avoid over-reliance upon loan officers for problem loan identification, the Company's loan review system provides for review of loans and risk grades by individuals who are independent of the loan approval process. Risk grades and migration analysis by risk grades are used as a component of the calculation of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. Prior to the September 30, 2013 calculation of the allowance for loan losses, the Company segmented certain loans in the portfolio by product type according to internally established criteria. Beginning with the September 30, 2013 calculation and continuing for the December 31, 2013 calculation, the Company segmented the loans in the portfolio by the categories defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report).  Management believes that using the Call Report categories to segment loans for this purpose results in increased efficiency and accuracy in the determination of the adequacy of the allowance for loan losses.  Loans were and continue to be segmented into the following pools: commercial, real estate-construction, real estate-mortgage, consumer and other loans. The Company also sub-segments the real estate-mortgage segment into four classes: residential 1-4 family, commercial real estate, second mortgages and equity lines of credit.  While the pools remain the same, management believes the use of the Call Report criteria to categorize loans within the pools results in loans being placed in the pool that most closely reflects each loan's risk profile.

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

Prior to September 30, 2013, management pooled each segment by risk grade and applied a historical loss percentage to determine the balance of the allowance account for each segment of the loan portfolio. Beginning with the calculation for September 30, 2013 and continuing for the December 31, 2013 calculation, the Company converted the analysis of the adequacy of the allowance for loan loss to a software program that uses migration analysis on pooled segments by risk grade or by days past due.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades.  The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with more information regarding trends (or migrations) in a particular loan segment.  At September 30, 2013 and December 31, 2013, management used an eight-quarter period and nine-quarter period, respectively. Management believes the additional information provided by the extended migration analysis results in more accurate historical loss information.

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

Loans collectively evaluated for impairment are pooled, with a historical loss rate applied to each pool.  This historical loss rate at December 31, 2013 was based on a migration analysis of the portfolio over the previous nine quarters.  At December 31, 2012, the historical loss percentage was based on losses sustained in each segment of the portfolio over the previous eight quarters. See the discussion of changes in accounting methodology below for additional explanation.

Based on credit risk assessments and management's analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $6.8 million adequate to cover loan losses inherent in the loan portfolio at .

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Twelve Months Ended December 31, 2013	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$677	$187	$6,179	$204	$77	$7,324
Charge-offs	(200)	(501)	(1,548)	(141)	(316)	(2,706)
Recoveries	76	6	513	111	207	913
Provision for loan losses	(203)	970	213	120	200	1,300
Ending balance	$350	$662	$5,357	$294	$168	$6,831
Ending balance individually evaluated for impairment	$0	$0	$1,693	$0	$0	$1,693
Ending balance collectively evaluated for impairment	350	662	3,664	294	168	5,138
Ending balance	$350	$662	$5,357	$294	$168	$6,831
Loan Balances:
Ending balance individually evaluated for impairment	$149	$2,545	$17,076	$15	$0	$19,785
Ending balance collectively evaluated for impairment	30,553	11,960	399,890	19,776	18,735	480,914
Ending balance	$30,702	$14,505	$416,966	$19,791	$18,735	$500,699

For the Year Ended December 31, 2012	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,011	$323	$6,735	$300	$129	$8,498
Charge-offs	(138)	(831)	(2,554)	(259)	(187)	(3,969)
Recoveries	67	30	162	70	66	395
Provision for loan losses	(263)	665	1,836	93	69	2,400
Ending balance	$677	$187	$6,179	$204	$77	$7,324
Ending balance individually evaluated for impairment	$33	$0	$411	$0	$0	$444
Ending balance collectively evaluated for impairment	644	187	5,768	204	77	6,880
Ending balance	$677	$187	$6,179	$204	$77	$7,324
Loan Balances:
Ending balance individually evaluated for impairment	$97	$3,064	$14,390	$17	$0	$17,568
Ending balance collectively evaluated for impairment	25,244	8,941	384,132	13,129	22,119	453,565
Ending balance	$25,341	$12,005	$398,522	$13,146	$22,119	$471,133

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

Under the previous method, the pass loan pool actual loss experience was 0% but this experience was given an override in a very conservative manner by using the loss experience for the entire loan portfolio for the average of the past eight quarters.  This method included the historical loss experience for the riskier OAEM and Substandard rated credits which were already accounted for in their own allocations.  Under the current method, which uses migration analysis, an override is no longer needed because migration analysis tracks the movement of loans through the various loan classifications in order to estimate the percentage of losses likely to be incurred in the Company's current portfolio.

The following table represents the effect on the loan loss provision for the year ended December 31, 2013 as a result of the changes to the methodology from that used in prior periods.

	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
	(in thousands)
Portfolio Segment:
Commercial	$(203)	$(217)	$14
Real estate - construction	970	452	518
Real estate - mortgage	213	669	(456)
Consumer loans	120	3	117
Other	200	108	92
Total	$1,300	$1,015	$285

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

NOTE 5, Other Real Estate Owned (OREO)

The Company holds certain parcels of real estate due to completed foreclosure proceedings on defaulted loans or the closing of former branches. An analysis of the balance in OREO is as follows:

	Years Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$8,444	$11,241
OREO due to foreclosure	1,771	850
Other additions to foreclosed properties	0	85
Closed branch locations transferred to OREO	885	0
Properties sold	(1,910)	(3,732)
Balance at end of year	$9,190	$8,444

Other additions to foreclosed properties in the table above include the payoff of a first mortgage at another institution and capital improvements on existing properties.

OREOs are presented net of a valuation allowance for losses.  As the market value of OREOs change, adjustments are made to the recorded investment in the properties through the valuation allowance to ensure that all properties are recorded at the lower of cost or market.  Properties written down in previous periods can be written back up if a current property valuation warrants the change, though never above the original cost of the property. An analysis of the valuation allowance on OREOs is as follows:

	Years Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$1,870	$1,851
Additions and write-downs	1,250	473
Reductions due to sales or increases in value	(345)	(454)
Balance at end of year	$2,775	$1,870

Expenses applicable to OREOs include the following:

	Years Ended December 31,
	2013	2012
	(in thousands)
Net loss (gain) on sales of real estate	$100	$304
Provision for losses (net write-downs)	1,245	473
Operating expenses, net of income*	217	345
Total Expenses	$1,562	$1,122

* included in other operating income and other operating expense

NOTE 6, Premises and Equipment

At December 31, premises and equipment consisted of:

	2013	2012
	(in thousands)
Land	$7,261	$7,804
Buildings	24,101	25,262
Construction in process	13,316	4,306
Leasehold improvements	906	866
Furniture, fixtures and equipment	17,443	17,266
	63,027	55,504
Less accumulated depreciation and amortization	22,481	22,976
	$40,546	$32,528

The majority of the increase in construction in process is due to continuing work on the Company's new corporate headquarters as discussed in the subsequent events section of Note 1 to the Consolidated Financial Statements of this annual report on Form 10-K.

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $2.0 and $1.9 million, respectively.

The Company has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2018. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2013 under noncancellable leases is $672 thousand which is due as follows (in thousands):

2014	$268
2015	191
2016	98
2017	93
2018	22
Total	$672

The aggregate rental expense of premises and equipment was $277 thousand and $294 thousand for 2013 and 2012, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2013 and 2012 was $114.8 million and $137.6 million, respectively. As of December 31, 2013, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2013 the scheduled maturities of time deposits (in thousands) are as follows:

2014	$140,427
2015	67,105
2016	24,255
2017	18,375
2018	6,638
2019	7
$256,807

NOTE 8, Short Term and Long Term Borrowings

The Company's short-term borrowing sources include federal funds purchased and overnight repurchase agreements. The Company had no federal funds purchased on December 31, 2013 or 2012. Overnight repurchase agreements, which totaled $31.2 million and $35.9 million as of December 31, 2013 and 2012, respectively, are classified as secured borrowings that generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

As of December 31, 2013, five customer relationships exceeded 5 percent of total repurchase agreements, with a combined outstanding balance of $24.5 million, or 77.43% of total repurchase agreements.

The Company's long-term debt at December 31, 2013 and 2012 consisted of fixed-rate FHLB advances. The FHLB advances are secured by a blanket lien on qualified 1 – 4 family residential real estate loans. These pledged loans totaled $73.6 million at December 31, 2013. While the Company can elect to prepay its FHLB advance, it would be subject to a prepayment penalty equal to the cost to the FHLB to unwind the underlying hedge plus an administrative fee. Therefore, the Company currently does not intend to prepay its FHLB advance.

The contractual maturities of long-term debt are as follows:

	December 31,
	2013		2012
	Fixed	Weighted	Fixed	Weighted
	Rate	Avg Rate	Rate	Avg Rate
	(in thousands)		(in thousands)
Due in 2016	$ 25,000	4.83%	$ 25,000	4.83%

NOTE 9, Stock Option Plan

On March 9, 2008, the Company's 1998 stock option plan expired. At December 31, 2013, options to purchase 151,335 shares of common stock granted under the stock option plan were outstanding. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and an option's maximum term is ten years.

Stock option plan activity for the year ended December 31, 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2013	156,960	$21.63
Granted	0	0
Exercised	0	0
Canceled or expired	(5,625)	21.04
Options outstanding, December 31, 2013	151,335	$21.66	2.43	$0
Options exercisable, December 31, 2013	151,335	$21.66	2.43	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.This amount changes based on changes in the market value of the Company's stock.

As of December 31, 2013, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company's common stock.

No options were exercised during the year ended December 31, 2013 or December 31, 2012.

As of December 31, 2013, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense. Stock compensation expense was $82 thousand during the year ended December 31, 2012.

Information pertaining to options outstanding at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$23.83	64,500	0.60	$23.83	64,500	$23.83
20.05	86,835	3.79	20.05	86,835	20.05
	151,335	2.43	$21.66	151,335	$21.66

NOTE 10, Stockholders' Equity and Earnings per Common Share

STOCKHOLDERS' EQUITY -- OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Twelve Months Ended
	December 31,		Affected Line Item on Consolidated Statement of Income
	2013	2012

Available-for-sale securities
Realized gains (losses) on sales of securities	$(26)	$2,313	Gain (loss) on sale of available-for-sale securities, net
Tax effect	(9)	786	Income tax (benefit) expense
	$(17)	$1,527

Defined-benefit pension plan
Amortization of actuarial loss (1)	$(303)	$(262)	Salaries and employee benefits
Tax effect	(103)	(89)	Income tax expense
	$(200)	$(173)

Total reclassifications for the period	$(217)	$1,354

(1) This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see NOTE 13. Pension Plan for additional details).

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Balance at December 31, 2011	$1,526	$0	$(1,875)	$(349)
Net change for the year ended December 31, 2012	466	0	(309)	157
Balance at December 31, 2012	1,992	0	(2,184)	(192)

Net change for the year ended December 31, 2013	(7,309)	(3,937)	636	(10,610)
Balance at December 31, 2013	$(5,317)	$(3,937)	$(1,548)	$(10,802)

The following table presents the change in each component of other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Twelve Months Ended December 31, 2013
		Tax Expense
	Pretax	(Benefit)	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities
Unrealized holding losses arising during the period	$(11,102)	$(3,776)	$(7,326)
Less reclassification adjustment for losses recognized in income	(26)	(9)	(17)
Net unrealized losses on securities	(11,076)	(3,767)	(7,309)

Market adjustment on securities transferred to held-to-maturity
Unrealized loss transferred	(6,232)	(2,119)	(4,113)
Amortization	267	91	176
Net effect of market adjustment on securities transferred to held-to-maturity	(5,965)	(2,028)	(3,937)

Defined benefit pension plans
Net actuarial gain/(loss) for the period	661	225	436
Settlement gain/(loss) due to early retirement program	0	0	0
Amortization of actuarial (gain)/loss from prior period	303	103	200
Total effect of defined benefit pension plans	964	328	636

Total change in other comprehensive loss	$(16,077)	$(5,467)	$(10,610)

	Twelve Months Ended December 31, 2012
			Tax Expense
	Pretax		(Benefit)		Net-of-Tax
	(in thousands)
Unrealized gains on available-for-sale securities
Unrealized holding gains arising during the period	$	$ 3,019	$	$ 1,026	$	$ 1,993
Less reclassification adjustment for gains recognized in income		2,313		786		1,527
Net unrealized gains on securities		706		240		466

Defined benefit pension plans
Net actuarial gain/(loss) for the period		(1,022)		(347)		(675)
Settlement gain/(loss) due to early retirement program		292		99		193
Amortization of actuarial (gain)/loss from prior period		262		89		173
Total effect of defined benefit pension plans		(468)		(159)		(309)

Total change in other comprehensive loss	$	$ 238	$	$ 81	$	$ 157

EARNINGS PER COMMON SHARE
Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2013	2012
	(in thousands)
Net Income applicable to common stock	$3,163	$	$ 4,187

Average number of common shares outstanding	4,959		4,959,000
Effect of dilutive options	0		0
Average number of common shares outstanding used to
calculate diluted earnings per common share	4,959		4,959,000

The Company did not include an average of 154 thousand and 161 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for 2013 and 2012, respectively, because they were antidilutive.

NOTE 11, Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal shareholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company's board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal shareholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders' equity at December 31, 2013.

Annual activity consisted of the following:

	2013	2012
	(in thousands)
Balance, beginning of year	$1,902	$2,048
Additions	1,002	0
Reductions	(315)	(146)
Balance, end of year	$2,589	$1,902

Deposits from related parties held by the Company at December 31, 2013 and 2012 amounted to $9.5 million and $13.4 million, respectively. One member of the Company's Board of Directors is an attorney and was assigned $10.9 million of settlement funds in 2010 which were deposited at the Company. As court approval was obtained, these funds were disbursed in 2011, 2012, and 2013. There were no undisbursed funds remaining in the account at December 31, 2013.

NOTE 12, Income Taxes

The components of income tax expense for the current and prior year-ends are as follows:

	2013	2012
	(in thousands)
Current tax expense	$664	$1,002
Deferred tax benefit	(316)	(7)
Reported tax expense	$348	$995

A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
	2013	2012
	(in thousands)
Expected tax expense (34%)	$1,194	$1,762
Interest expense on tax-exempt assets	21	14
Tax credit for investment	(122)	(95)
Tax-exempt interest	(481)	(272)
Bank-owned life insurance	(288)	(455)
Other, net	24	41
Reported tax expense	$348	$995

The effective tax rates for 2013 and 2012 were 9.9% and 19.2%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,322	$2,490
Interest on nonaccrual loans	381	325
Other real estate owned	1,256	924
Pension - other comprehensive income	797	1,125
Bank owned life insurance benefit	108	99
Charitable contributions carried forward	55	64
Net unrealized loss on securities available-for-sale	2,739	0
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	2,028	0
Unexercised nonqualified options	36	36
Other	25	12
	$9,747	$5,075

Deferred tax liabilities:
Depreciation	$(737)	$(763)
Deferred loan fees and costs	(279)	(267)
Pension	(684)	(753)
Net unrealized gains on securities available-for-sale	0	(1,026)
	(1,700)	(2,809)
Net deferred tax assets	$8,047	$2,266

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

NOTE 13, Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined-benefit pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants have been or will be added to the plan since such date.

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31,
	2013	2012
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$6,262	$5,875
Service cost	0	0
Interest cost	252	289
Benefits paid	(480)	(852)
Actuarial (gain) loss	(378)	950
Benefit obligation at end of year	$5,656	$6,262

Change in plan assets
Fair value of plan assets at beginning of year	$5,168	$5,721
Actual return on plan assets	634	299
Employer contribution	0	0
Benefits paid	(480)	(852)
Fair value of plan assets at end of year	$5,322	$5,168

Funded Status at end of year	$(334)	$(1,094)

Amounts recognized in the consolidated balance sheets at December 31,	2013	2012
Accrued pension liability	$(334)	$(1,094)

Amounts recognized in other comprehensive income (loss)
Loss	$2,345	$3,309
Deferred taxes	(797)	(1,125)
Net loss	$1,548	$2,184

Accumulated benefit obligation	$5,656	$6,262

Assumptions used to determine the benefit obligations at December 31,	2013	2012
Discount rate	4.90%	4.10%

	Years ended December 31,
Components of net periodic pension cost	2013	2012
	(in thousands)
Interest cost	$252	$289
Expected return on plan assets	(351)	(371)
Amortization of unrecognized loss	303	262
Preliminary Net periodic pension cost	204	180
Settlement/Curtailment Expense	0	292
Net Periodic Pension Cost	$204	$472

Components of other amounts recognized in other comprehensive income
Net actuarial (gain) loss	$(661)	$1,022
Settlement loss	0	(292)
Amortization of actuarial loss	(303)	(262)
Total recognized in other comprehensive income	$(964)	$468

Total recognized in net periodic benefit cost and other comprehensive income	$(760)	$940

The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $222 thousand.

	Years ended December 31,
Weighted-average assumptions used to determine net periodic pension cost	2013	2012
Discount rate	4.10%	5.00%
Expected long-term rate of return on plan assets	7.00%	7.00%

The overall expected long-term rate of return on plan assets was determined based on the current asset allocation and the related volatility of those investments.

The Company's overall investment strategy is growth with income. The emphasis of the objective is on both capital appreciation and income. The portfolio contains a blend of securities expected to grow in value over the long term and those expected to produce income. Moderate market value volatility is expected.

The pension plan invests primarily in large and mid-cap equities and government and corporate bonds, with the following target allocations: equities 55 percent, fixed income 40 percent and cash 5 percent. The pension plan has small investments in precious metals and emerging markets equity mutual funds, each of which represents less than 1 percent of the total account value.

Fair value is discussed in detail in Note 15. The fair value of the Company's pension plan assets by asset category are as follows:

	Assets at Fair Value as of December 31, 2013
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$240	$0	$0	$240
Mutual Funds	75	0	0	75
Common Stock	2,999	0	0	2,999
Corporate bonds	0	2,008	0	2,008
Total assets at fair value	$3,314	$2,008	$0	$5,322

	Assets at Fair Value as of December 31, 2012
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$356	$0	$0	$356
Mutual Funds	35	0	0	35
Common Stock	2,846	0	0	2,846
Corporate bonds	0	1,931	0	1,931
Total assets at fair value	$3,237	$1,931	$0	$5,168

The Company did not contribute to the pension plan in 2013 or 2012. Management has not determined at this time the amount, if any, it will contribute to the plan for the year ending December 31, 2014.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2014	$234
2015	292
2016	218
2017	412
2018	353
Thereafter	2,043
Total	$3,552

401(K) PLAN
The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute to the plan subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent of the first 4 percent of an employee's compensation contributed to the plan. Matching contributions vest to the employee immediately. The Company may make profit sharing contributions to the plan as determined by the Board of Directors. Profit sharing contributions vest to the employee over a six-year period. For the years ended December 31, 2013 and 2012, expense attributable to the plan amounted to $642 thousand and $646 thousand, respectively.

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

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

The following financial instruments whose contract amounts represent credit risk were outstanding at December 31:

	2013	2012
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$37,467	$31,247
Commercial real estate, construction and development loans committed but not funded	22,528	12,524
Other lines of credit (principally commercial)	58,847	59,330
Total	$118,842	$103,101

Letters of credit	$4,498	$5,145

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year, with the exception of one letter of credit which expires in 2020. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$15,024	$0	$15,024	$0
Obligations of state and political subdivisions	47,100	0	47,100	0
Mortgage-backed securities	90,750	0	90,750	0
Money market investments	691	0	691	0
Corporate bonds	2,074	0	2,074	0
Total available-for-sale securities	$155,639	$0	$155,639	$0

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$37,088	$0	$37,088	$0
Obligations of state and political subdivisions	43,774	0	43,774	0
Mortgage-backed securities	247,355	0	247,355	0
Money market investments	541	0	541	0
Corporate bonds	698	0	698	0
Total available-for-sale securities	$329,456	$0	$329,456	$0

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

The following table presents the assets carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. Certain impaired loans are valued by the present value of the loan's expected future cash flows, discounted at the interest rate of the loan rather than at a market rate. These loans are not carried on the consolidated balance sheets at fair value and, as such, are not included in the table below.  Former branch sites are carried at the lower of cost or market.  Those carried at cost are not included in the table below.

		Carrying Value at December 31, 2013 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$2,455	$0	$0	$2,455
Commercial	800	0	0	800
Second mortgages	44	0	0	44
Total	$3,299	$0	$0	$3,299

Other real estate owned
Residential 1-4 family	$457	$0	$0	$457
Commercial	2,290	0	0	2,290
Construction	2,783	0	0	2,783
Total	$5,530	$0	$0	$5,530

		Carrying Value at December 31, 2012 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$3,009	$0	$0	$3,009
Commercial	2,271	0	0	2,271
Second mortgages	42	0	0	42
Total mortgage loans on real estate	$5,322	$0	$0	$5,322
Commercial loans	64	0	0	64
Total	$5,386	$0	$0	$5,386

Other real estate owned
Residential 1-4 family	$676	$0	$0	$676
Commercial	2,094	0	0	2,094
Construction	3,804	0	0	3,804
Total	$6,574	$0	$0	$6,574

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$2,455	Market comparables	Liquidation discount	0% - 90% (10%)
			Selling costs	3% - 7.25% (7.25%)
Commercial real estate	800	Market comparables	Selling costs	7.25%
Second mortgages	44	Market comparables	Liquidation discount	5%
			Selling costs	7.25%

Other real estate owned
Residential 1-4 family	457	Market comparables	Selling costs	6% - 10% (6%)
Commercial	2,290	Market comparables	Selling costs	6% - 10% (6%)
Construction	2,783	Market comparables	Selling costs	6% - 10% (6%)

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2012 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$3,009	Market comparables	Differences in comparables	0% - 5% (5%)
			Selling costs	4.75% - 6% (6%)
Commercial real estate	2,271	Market comparables	Selling costs	0% - 6% (4%)
Second mortgages	42	Market comparables	Selling costs	6%
Commercial loans	64	Market comparables	Differences in comparables	25%

Other real estate owned
Residential 1-4 family	676	Market comparables	Selling costs	6% - 10% (6%)
Commercial	2,094	Market comparables	Selling costs	6% - 10% (6%)
Construction	3,804	Market comparables	Selling costs	6% - 10% (6%)

ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company's assets.

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

DEPOSIT LIABILITIES
The fair value of demand deposits, savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. Information about the rates paid by other institutions for deposits of similar terms is readily available, and rates are mainly influenced by the term of the deposit itself. As a result, fair value calculations are based on observable inputs, and are classified as Level 2.

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2013 and December 31, 2012, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable I Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$31,325	$31,325	$0	$0
Securities available-for-sale	155,639	0	155,639	0
Securities held-to-maturity	96,847	0	97,453	0
Restricted securities	2,378	0	2,378	0
Loans, net of allowances for loan losses	493,868	0	0	494,714
Bank owned life insurance	22,673	0	22,673	0
Accrued interest receivable	2,754	0	2,754	0

Liabilities
Deposits	$725,405	$0	$728,011	$0
Overnight repurchase agreements	31,175	0	31,175	0
Term repurchase agreements	411	0	410	0
Federal Home Loan Bank advances	25,000	0	27,567	0
Accrued interest payable	327	0	327	0

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$42,317	$42,317	$0	$0
Securities available-for-sale	329,456	0	329,456	0
Securities held-to-maturity	570	0	574	0
Restricted securities	2,562	0	2,562	0
Loans, net of allowances for loan losses	463,809	0	0	466,492
Bank owned life insurance	21,824	0	21,824	0
Accrued interest receivable	2,420	0	2,420	0

Liabilities
Deposits	$753,816	$0	$757,923	$0
Overnight repurchase agreements	35,946	0	35,946	0
Term repurchase agreements	1,280	0	1,282	0
Federal Home Loan Bank advances	25,000	0	28,681	0
Accrued interest payable	439	0	439	0

NOTE 16, Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions to be initiated by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2013 and 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the table.

	Capital		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(in thousands)
December 31, 2013:
Total Capital to Risk Weighted Assets:
Consolidated	$98,394	15.58%	$50,529	8.00%	N/	A	N/	A
Old Point National Bank	92,356	14.68%	50,336	8.00%	$62,921		10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	91,563	14.50%	25,265	4.00%	N/	A	N/	A
Old Point National Bank	85,525	13.59%	25,168	4.00%	37,752		6.00%

Tier 1 Capital to Average Assets:
Consolidated	91,563	10.37%	35,315	4.00%	N/	A	N/	A
Old Point National Bank	85,525	9.74%	35,124	4.00%	43,905		5.00%

December 31, 2012:
Total Capital to Risk Weighted Assets:
Consolidated	$96,648	16.89%	$45,789	8.00%	N/	A	N/	A
Old Point National Bank	90,942	15.93%	45,668	8.00%	$57,085		10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	89,491	15.64%	22,895	4.00%	N/	A	N/	A
Old Point National Bank	83,804	14.68%	22,834	4.00%	34,251		6.00%

Tier 1 Capital to Average Assets:
Consolidated	89,491	10.09%	35,466	4.00%	N/	A	N/	A
Old Point National Bank	83,804	9.50%	35,302	4.00%	44,128		5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2014, without approval of the Comptroller, $5.2 million plus an additional amount equal to the Bank's and Trust's retained net profits for 2014 up to the date of any dividend declaration.

NOTE 17, Segment Reporting

The Company operates in a decentralized fashion in three principal business segments: the Bank, the Trust, and the Parent. Revenues from the Bank's operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust's operating revenues consist principally of income from fiduciary activities. The Parent company's revenues are mainly interest and dividends received from the Bank and Trust companies. The Company has no other segments.

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

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

2013	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$29,783	$41	$3,488	$(3,489)	$29,823
Income from fiduciary activities	0	3,553	0	0	3,553
Other income	8,754	527	201	(262)	9,220
Total operating income	38,537	4,121	3,689	(3,751)	42,596

Expenses
Interest expense	4,681	0	0	(1)	4,680
Provision for loan losses	1,300	0	0	0	1,300
Salaries and employee benefits	16,359	2,317	432	0	19,108
Other expenses	13,061	937	261	(262)	13,997
Total operating expenses	35,401	3,254	693	(263)	39,085

Income before taxes	3,136	867	2,996	(3,488)	3,511

Income tax expense (benefit)	215	300	(167)	0	348

Net income	$2,921	$567	$3,163	$(3,488)	$3,163

Total assets	$859,577	$5,505	$80,762	$(81,556)	$864,288

2012	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$32,544	$35	$4,267	$(4,266)	$32,580
Income from fiduciary activities	0	3,214	0	0	3,214
Other income	11,313	495	660	(723)	11,745
Total operating income	43,857	3,744	4,927	(4,989)	47,539

Expenses
Interest expense	5,775	0	6	(7)	5,774
Provision for loan losses	2,400	0	0	0	2,400
Salaries and employee benefits	17,668	2,172	500	0	20,340
Other expenses	13,372	954	240	(723)	13,843
Total operating expenses	39,215	3,126	746	(730)	42,357

Income before taxes	4,642	618	4,181	(4,259)	5,182

Income tax expense (benefit)	791	210	(6)	0	995

Net income	$3,851	$408	$4,187	$(4,259)	$4,187

Total assets	$903,454	$5,257	$89,300	$(90,512)	$907,499

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains or losses.

The Bank extended a line of credit to the Parent, which was primarily used to repurchase the Parent's publicly traded stock. Interest was charged at the Wall Street Journal Prime Rate minus 0.5%, with a floor of 5.0%. This loan was secured by a held-to-maturity security which matured in December of 2012. The Parent's loan was paid off in the same month. Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.

NOTE 18, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
Balance Sheets	2013	2012
	(in thousands)
Assets
Cash and cash equivalents	$273	$220
Investment in common stock of subsidiaries	80,212	88,815
Other assets	277	265
Total assets	$80,762	$89,300

Liabilities and Stockholders' Equity
Note payable - subsidiary	$1	$0
Common stock	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	50,376	48,305
Accumulated other comprehensive loss	(10,802)	(192)
Total liabilities and stockholders' equity	$80,762	$89,300

	Years Ended December 31,
Statements of Income	2013	2012
	(in thousands)
Income:
Dividends from subsidiary	$1,480	$1,100
Interest on investments	0	8
Other income	201	660
Total income	1,681	1,768
Expenses:
Salary and benefits	432	500
Legal expenses	78	66
Service fees	164	147
Other operating expenses	19	33
Total expenses	693	746
Income before income taxes and equity in undistributed net income of subsidiaries	988	1,022
Income tax benefit	167	6
	1,155	1,028
Equity in undistributed net income of subsidiaries	2,008	3,159
Net income	$3,163	$4,187

	Years Ended December 31,
Statements of Cash Flows	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$3,163	$4,187
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,008)	(3,159)
Stock compensation expense	0	82
Increase in other assets	(11)	(4)
Decrease in other liabilities	1	(1)
Net cash provided by operating activities	1,145	1,105

Cash flows from investing activities: maturity of investment securities	0	145

Cash flows from financing activities:
Repayment of advances from subsidiaries	0	(124)
Cash dividends paid on common stock	(1,092)	(991)
Net cash used in financing activities	(1,092)	(1,115)
Net increase in cash and cash equivalents	53	135
Cash and cash equivalents at beginning of year	220	85
Cash and cash equivalents at end of year	$273	$220

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 1992. Based on this evaluation, using those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

On September 11, 2013, director Stephen D. Harris notified the Company's Board of Directors of his decision to not stand for re-election to the Company's Board of Directors at the 2014 Annual Meeting of Stockholders. Since joining the Company's Board of Directors in 1988, Mr. Harris has been a valuable contributor to the Board of Directors and the committees on which he served. Mr. Harris will continue to serve as a director and as a member of the Company's Executive Committee and Audit Committee for the remainder of his current term, which is scheduled to expire on May 27, 2014, the date of the 2014 Annual Meeting of Stockholders. The Company's Board of Directors intends to search for a new director to serve on its Board of Directors but may reduce the size of the Board of Directors to thirteen members effective as of the 2014 Annual Meeting of Stockholders while the search is underway.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company's 2014 Annual Meeting of Stockholders (the 2014 Proxy Statement) to be held on May 27, 2014.

Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption "Election of Directors" in the 2014 Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2014 Proxy Statement and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption "Executive Officers of the Registrant." The information regarding the Company's Audit Committee and its Audit Committee Financial Expert is set forth under the caption "Board Committees and Attendance" in the 2014 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders.

A copy of the Code of Ethics will be provided free of charge, upon written request made to the Company's secretary at 1 West Mellen Street, Hampton, Virginia 23663 or by calling (757) 728-1200. The Code of Ethics is also posted on the Company's website at www.oldpoint.com in the "About" section under "Investor Relations" and then "Governance Documents" of the website. The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under "Waivers of or amendments to the Code of Ethics." The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11. Executive Compensation

The information set forth under the captions "Compensation and Benefits Committee Interlocks and Insider Participation" and "Executive Compensation" in the 2014 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2014 Proxy Statement is incorporated herein by reference.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2014 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption "Interest of Management in Certain Transactions" in the 2014 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption "Board Committees and Attendance" in the 2014 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the captions "Principal Accountant Fees" and "Audit Committee Pre-Approval Policy" in the 2014 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)     Consolidated Financial Statements

The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2013 and 2012
Consolidated Statements of Income – Years Ended December 31, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows – Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

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

10.5*	Directors' Compensation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 12, 2009)

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Description of Management Bonus Plan (incorporated by reference to Form 8-K filed February 12, 2014)

10.7.1*	2014 Target Bonuses and Performance Goals under the Management Incentive Plan (incorporated by reference to Form 8-K filed February 12, 2014)

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

101
The following materials from Old Point Financial Corporation's annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

* Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.,
Chairman, President & Chief Executive Officer

Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Sr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Sr.	Principal Executive Officer

Date: March 28, 2014

/s/Laurie D. Grabow	Chief Financial Officer & Senior Vice President/Finance
Laurie D. Grabow	Principal Financial & Accounting Officer

Date: March 28, 2014

/s/Stephen C. Adams*	Director
Stephen C. Adams

/s/James Reade Chisman*	Director
James Reade Chisman

/s/Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/Michael A. Glasser*	Director
Michael A. Glasser

/s/Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/Stephen D. Harris*	Director
Stephen D. Harris

/s/John Cabot Ishon*	Director
John Cabot Ishon

/s/John B. Morgan, II*	Director
John B. Morgan, II

/s/Louis G. Morris*	Director
Louis G. Morris

/s/Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

/s/Robert F. Shuford, Jr.*	Director
Robert F. Shuford, Jr.

/s/Ellen Clark Thacker*	Director
Ellen Clark Thacker

/s/Joseph R. Witt*	Director
Joseph R. Witt

*By Robert F. Shuford, Sr., as Attorney in Fact

Date: March 28, 2014