Form 10-Q
period 2014-03-31
OLD POINT FINANCIAL CORP
filed 2014-05-13
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of April 30, 2014

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(in thousands except share and per share data)
	(unaudited)
Assets

Cash and due from banks	$26,878	$11,802
Interest-bearing due from banks	2,143	18,045
Federal funds sold	526	1,478
Cash and cash equivalents	29,547	31,325
Securities available-for-sale, at fair value	155,217	155,639
Securities held-to-maturity (fair value approximates $97,011 and $97,453)	95,506	96,847
Restricted securities	2,068	2,378
Loans, net of allowance for loan losses of $6,834 and $6,831	502,724	493,868
Premises and equipment, net	42,272	40,546
Bank-owned life insurance	22,889	22,673
Other real estate owned, net of valuation allowance of $2,749 and $2,775	6,253	6,415
Other assets	13,614	14,597
Total assets	$870,090	$864,288

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$184,428	$182,513
Savings deposits	295,334	286,085
Time deposits	243,726	256,807
Total deposits	723,488	725,405
Overnight repurchase agreements	35,810	31,175
Term repurchase agreements	411	411
Federal Home Loan Bank advances	25,000	25,000
Accrued expenses and other liabilities	2,262	1,536
Total liabilities	786,971	783,527

Commitments and contingencies	0	0

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized;4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	51,056	50,376
Accumulated other comprehensive loss, net	(9,124)	(10,802)
Total stockholders' equity	83,119	80,761
Total liabilities and stockholders' equity	$870,090	$864,288

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended March 31,
	2014	2013
	(unaudited, in thousands except share and per share data)
Interest and Dividend Income:
Interest and fees on loans	$5,993	$6,008
Interest on due from banks	3	14
Interest on federal funds sold	5	0
Interest on securities:
Taxable	1,005	1,324
Tax-exempt	429	265
Dividends and interest on all other securities	31	18
Total interest and dividend income	7,466	7,629

Interest Expense:
Interest on savings deposits	71	87
Interest on time deposits	649	854
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	9	12
Interest on Federal Home Loan Bank advances	302	302
Total interest expense	1,031	1,255
Net interest income	6,435	6,374
Provision for loan losses	250	200
Net interest income, after provision for loan losses	6,185	6,174

Noninterest Income:
Income from fiduciary activities	955	900
Service charges on deposit accounts	974	997
Other service charges, commissions and fees	952	859
Income from bank-owned life insurance	216	215
Other operating income	65	142
Total noninterest income	3,162	3,113

Noninterest Expense:
Salaries and employee benefits	4,853	4,921
Occupancy and equipment	1,114	1,112
Data processing	423	422
FDIC insurance	184	183
Customer development	192	206
Legal and audit expense	124	111
Other outside service fees	119	96
Employee professional development	168	131
ATM and check losses	115	68
Marketing and advertising	124	123
Postage and courier	121	123
Stationery and supplies	119	120
Capital stock tax	134	87
Loss on write-down/sale of other real estate owned	83	126
Other operating expense	390	396
Total noninterest expense	8,263	8,225
Income before income taxes	1,084	1,062
Income tax expense	107	161
Net income	$977	$901

Basic Earnings per Share:
Average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.20	$0.18

Diluted Earnings per Share:
Average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.20	$0.18

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2014	2013
	(unaudited, in thousands)
Net income	$977	$901
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	1,552	(1,726)
Amortization of unrealized losses on securities transferred to held-to-maturity	126	0
Other comprehensive income (loss)	1,678	(1,726)
Comprehensive income (loss)	$2,655	$(825)

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

(unaudited, in thousands except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED MARCH 31, 2014

Balance at beginning of period	4,959,009	$24,795	$16,392	$50,376	$(10,802)	$80,761
Net income	0	0	0	977	0	977
Other comprehensive income, net of tax	0	0	0	0	1,678	1,678
Cash dividends ($0.06 per share)	0	0	0	(297)	0	(297)

Balance at end of period	4,959,009	$24,795	$16,392	$51,056	$(9,124)	$83,119

THREE MONTHS ENDED MARCH 31, 2013

Balance at beginning of period	4,959,009	$24,795	$16,392	$48,305	$(192)	$89,300
Net income	0	0	0	901	0	901
Other comprehensive loss, net of tax	0	0	0	0	(1,726)	(1,726)
Cash dividends ($0.05 per share)	0	0	0	(248)	0	(248)

Balance at end of period	4,959,009	$24,795	$16,392	$48,958	$(1,918)	$88,227

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Three Months Ended March 31,	2014	2013
	(unaudited, dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$977	$901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	486	491
Provision for loan losses	250	200
Net amortization of securities	560	673
Net loss on write-down/sale of other real estate owned	83	126
Income from bank owned life insurance	(216)	(215)
Deferred tax benefit	0	(3)
(Increase) decrease in other assets	5	(102)
Increase in other liabilities	726	594
Net cash provided by operating activities	2,871	2,665

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,031)	(7,165)
Proceeds from sales of restricted securities	310	184
Proceeds from maturities and calls of available-for-sale securities	170	490
Proceeds from sales of available-for-sale securities	1,000	1,035
Paydowns on available-for-sale securities	2,445	10,162
Paydowns on held-to-maturity securities	1,261	0
(Increase) decrease in loans made to customers	(9,586)	12,818
Proceeds from sales of other real estate owned	573	899
Purchases of premises and equipment	(2,212)	(2,022)
Net cash provided by (used in) investing activities	(7,070)	16,401

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	1,915	122
Increase in savings deposits	9,249	4,711
Decrease in time deposits	(13,081)	(11,408)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings	4,635	(9,605)
Cash dividends paid on common stock	(297)	(248)
Net cash provided by (used in) financing activities	2,421	(16,428)

Net increase (decrease) in cash and cash equivalents	(1,778)	2,638
Cash and cash equivalents at beginning of period	31,325	42,317
Cash and cash equivalents at end of period	$29,547	$44,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,062	$1,294

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$2,351	$(2,616)
Loans transferred to other real estate owned	$480	$539
Book value of equity securities transferred from other assets to available-for-sale	$100	$0
Amortization of unrealized loss on securities transferred to held-to-maturity	$191	$0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2014 and December 31, 2013, the results of operations and statements of comprehensive income (loss) for the three  months ended March 31, 2014 and 2013, and the statements of changes in stockholders' equity and statements of cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2013 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

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

The Company is expanding the building of a current branch office. The Company signed a contract with a general contractor on April 19, 2012. The contract entitles the contractor to $2.1 million for Phase I of the construction, which includes site work and construction of the building shell. The Company signed an amendment to the contract with the general contractor on October 16, 2012 for the remainder of the construction. The revised contract entitled the contractor to $12.2 million for the construction of the building. As of the writing of this quarterly report on Form 10-Q, the Company has signed change orders for an additional $268 thousand and $12.4 million had been disbursed to the contractor.  In addition to the funds paid to the contractor, the building construction required additional expenditures for architect fees and other professional services. The Company anticipates that the total project will likely cost between $14.5 million and $15.0 million and be completed in the second quarter of 2014.

Other than as discussed above, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2014
Obligations of U.S. Government agencies	$400	$1	$(4)	$397
Obligations of state and political subdivisions	29,973	148	(329)	29,792
Mortgage-backed securities	65,133	1,689	0	66,822
Total	$95,506	$1,838	$(333)	$97,011

December 31, 2013
Obligations of U.S. Government agencies	$400	$1	$(5)	$396
Obligations of state and political subdivisions	30,120	29	(715)	29,434
Mortgage-backed securities	66,327	1,296	0	67,623
Total	$96,847	$1,326	$(720)	$97,453

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2014
Obligations of U.S. Government agencies	$14,961	$256	$(347)	$14,870
Obligations of state and political subdivisions	50,732	144	(2,535)	48,341
Mortgage-backed securities	92,309	0	(3,185)	89,124
Money market investments	722	0	0	722
Corporate bonds	2,098	2	(19)	2,081
Other marketable equity securities	100	0	(21)	79
Total	$160,922	$402	$(6,107)	$155,217

December 31, 2013
Obligations of U.S. Government agencies	$15,189	$263	$(428)	$15,024
Obligations of state and political subdivisions	51,032	86	(4,018)	47,100
Mortgage-backed securities	94,685	0	(3,935)	90,750
Money market investments	691	0	0	691
Corporate bonds	2,098	1	(25)	2,074
Total	$163,695	$350	$(8,406)	$155,639

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

The Company has a process in place to identify debt securities that could potentially have a credit or interest-rate related impairment that is other-than-temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, and cash flow projections as indicators of credit issues. On a quarterly basis, management reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. Management considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (a) the extent and length of time the fair value has been below cost; (b) the reasons for the decline in value; (c) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (d) for fixed maturity securities, the Company's intent to sell a security or whether it is more-likely-than-not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity, and for equity securities, the Company's ability and intent to hold the security for a period of time that allows for the recovery in value.

The Company has not recorded impairment charges through income on securities for the three months ended March 31, 2014 or the year ended December 31, 2013.

TEMPORARILY IMPAIRED SECURITIES

The following table shows the number of securities with unrealized losses, and the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated.

	March 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$0	$0	$347	$4,260	$347	$4,260	1
Obligations of state and political subdivisions	932	22,639	1,603	16,656	2,535	39,295	71
Mortgage-backed securities	2,668	80,134	517	8,990	3,185	89,124	12
Corporate bonds	15	1,284	4	296	19	1,580	12
Total debt securities	3,615	104,057	2,471	30,202	6,086	134,259	96
Other marketable equity securities	21	79	0	0	21	79	1
Total securities available-for-sale	$3,636	$104,136	$2,471	$30,202	$6,107	$134,338	97

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$4	$96	$4	$96	1
Obligations of state and political subdivisions	329	16,504	0	0	329	16,504	34
Total securities held-to-maturity	$329	$16,504	$4	$96	$333	$16,600	35

Total securities	$3,965	$120,640	$2,475	$30,298	$6,440	$150,938	132

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$0	$0	$428	$4,403	$428	$4,403	1
Obligations of state and political subdivisions	3,246	36,235	772	6,450	4,018	42,685	82
Mortgage-backed securities	3,321	81,664	614	9,086	3,935	90,750	12
Corporate bonds	19	1,279	6	295	25	1,574	12
Total securities available-for-sale	$6,586	$119,178	$1,820	$20,234	$8,406	$139,412	107

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$5	$95	$5	$95	1
Obligations of state and political subdivisions	715	23,765	0	0	715	23,765	50
Total securities held-to-maturity	$715	$23,765	$5	$95	$720	$23,860	51

Total securities	$7,301	$142,943	$1,825	$20,329	$9,126	$163,272	158

Certain investments within the Company's portfolio had unrealized losses at March 31, 2014 and December 31, 2013, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2014 or December 31, 2013.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$84,570	$84,500
Commercial	298,282	287,071
Construction	13,365	14,505
Second mortgages	13,002	13,232
Equity lines of credit	34,514	32,163
Total mortgage loans on real estate	443,733	431,471
Commercial loans	31,597	30,702
Consumer loans	19,509	19,791
Other	14,719	18,735
Total loans	509,558	500,699
Less: Allowance for loan losses	(6,834)	(6,831)
Loans, net of allowance and deferred fees	$502,724	$493,868

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $810 thousand and $641 thousand at March 31, 2014 and December 31, 2013, respectively.

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

The Company's internally assigned risk grades are as follows:
·	Pass: Loans are of acceptable risk.
·	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.
·	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.
·	Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.
·	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of March 31, 2014
(in thousands)
	Pass	OAEM	Substandard	Total

Mortgage loans on real estate:
Residential 1-4 family	$79,851	$160	$4,559	$84,570
Commercial	288,834	3,966	5,482	298,282
Construction	9,916	67	3,382	13,365
Second mortgages	12,710	0	292	13,002
Equity lines of credit	33,806	0	708	34,514
Total mortgage loans on real estate	425,117	4,193	14,423	443,733
Commercial loans	31,066	313	218	31,597
Consumer loans	19,432	0	77	19,509
Other	14,719	0	0	14,719
Total	$490,334	$4,506	$14,718	$509,558

Credit Quality Information As of December 31, 2013
(in thousands)
	Pass	OAEM	Substandard	Total

Mortgage loans on real estate:
Residential 1-4 family	$78,612	$1,167	$4,721	$84,500
Commercial	274,749	5,693	6,629	287,071
Construction	10,319	640	3,546	14,505
Second mortgages	12,994	0	238	13,232
Equity lines of credit	31,690	0	473	32,163
Total mortgage loans on real estate	408,364	7,500	15,607	431,471
Commercial loans	30,164	319	219	30,702
Consumer loans	19,723	0	68	19,791
Other	18,735	0	0	18,735
Total	$476,986	$7,819	$15,894	$500,699

As of March 31, 2014 and December 31, 2013 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of March 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$598	$56	$3,509	$4,163	$80,407	$84,570	$0
Commercial	901	0	508	1,409	296,873	298,282	356
Construction	0	67	2,382	2,449	10,916	13,365	0
Second mortgages	53	0	81	134	12,868	13,002	81
Equity lines of credit	60	0	0	60	34,454	34,514	0
Total mortgage loans on real estate	1,612	123	6,480	8,215	435,518	443,733	437
Commercial loans	34	0	184	218	31,379	31,597	35
Consumer loans	561	526	718	1,805	17,704	19,509	718
Other	34	3	8	45	14,674	14,719	8
Total	$2,241	$652	$7,390	$10,283	$499,275	$509,558	$1,198

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal amounts that are 97 - 98% guaranteed by the government.  The past due portion of these guaranteed loans totaled $1.7 million at March 31, 2014.

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

In the table above, the consumer category includes student loans with principal amounts that are 97 - 98% guaranteed by the government.  The past due portion of these guaranteed loans totaled $744 thousand at December 31, 2013.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	March 31, 2014	December 31, 2013
	(in thousands)

Mortgage loans on real estate
Residential 1-4 family	$3,771	$4,024
Commercial	3,992	4,606
Construction	2,381	2,545
Total mortgage loans on real estate	10,144	11,175
Commercial loans	149	149
Total	$10,293	$11,324

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest income that would have been recorded under original loan terms	$213	$140
Actual interest income recorded for the period	112	20
Reduction in interest income on nonaccrual loans	$101	$120

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

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class For the Three Months Ended March 31, 2014
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on March 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	1	$276	$276	$275
Construction	1	103	103	103
Second mortgages	1	89	89	89
Total	3	$468	$468	$467

Troubled Debt Restructurings by Class For the Three Months Ended March 31, 2013
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on March 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	1	$391	$391	$391
Commercial	1	207	207	207
Total	2	$598	$598	$598

All loans restructured in the first three months of 2014 and 2013 were given below-market rates for debt with similar risk characteristics.  At March 31, 2014 and 2013, the Company had no outstanding commitments to disburse additional funds on any TDR.

The following tables presents TDRs for the periods indicated for which there was a payment default where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan becomes 90 days or more past due; the loan is moved to non-accrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

Restructurings that Subsequently Defaulted
As of March 31, 2014
(in thousands)
Recorded Investment in Defaulting Loans
Mortgage loans on real estate:
Residential 1-4 family	$ 94

Restructurings that Subsequently Defaulted
As of March 31, 2013
(in thousands)
Recorded Investment in Defaulting Loans
Mortgage loans on real estate:
Commercial	$ 1,855

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

Impaired Loans by Class (in thousands)
	As of March 31, 2014				For the three months ended March 31, 2014
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,778	$4,471	$1,094	$148	$5,494	$18
Commercial	12,246	6,938	3,588	227	10,613	76
Construction	3,249	0	2,485	144	2,593	2
Second mortgages	460	274	154	136	462	6
Total mortgage loans on real estate	$21,733	$11,683	$7,321	$655	$19,162	$102
Commercial loans	149	0	149	149	149	0
Consumer loans	15	15	0	0	15	0
Total	$21,897	$11,698	$7,470	$804	$19,326	$102

Impaired Loans by Class (in thousands)
	As of December 31, 2013				For the year ended December 31, 2013
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,713	$1,542	$4,009	$1,383	$5,152	$102
Commercial	12,905	6,882	4,300	307	10,631	591
Construction	3,309	2,545	0	0	2,798	0
Second mortgages	374	296	47	3	462	(19)
Equity lines of credit	0	0	0	0	97	0
Total mortgage loans on real estate	$22,301	$11,265	$8,356	$1,693	$19,140	$674
Commercial loans	150	149	0	0	44	6
Consumer loans	15	0	15	0	17	1
Total	$22,466	$11,414	$8,371	$1,693	$19,201	$681

MONITORING OF LOANS AND EFFECT OF MONITORING FOR THE ALLOWANCE FOR LOAN LOSSES
Loan officers are responsible for continual portfolio analysis and prompt identification and reporting of problem loans, which includes assigning a risk grade to each applicable loan at its origination and revising such grade as the situation dictates. Loan officers maintain frequent contact with borrowers, which should enable the loan officer to identify potential problems before other personnel. In addition, meetings with loan officers and upper management are held to discuss problem loans and review risk grades. Nonetheless, in order to avoid over-reliance upon loan officers for problem loan identification, the Company's loan review system provides for review of loans and risk grades by individuals who are independent of the loan approval process. Risk grades and historical loss rates (determined by migration analysis) by risk grades are used as a component of the calculation of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. The Company segments the loan portfolio into categories as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report).  Management believes that using the Call Report categories to segment loans for this purpose results in increased efficiency and accuracy in the determination of the adequacy of the allowance for loan losses.  Loans are segmented into the following pools: commercial, real estate-construction, real estate-mortgage, consumer and other loans. The Company also sub-segments the real estate-mortgage segment into four classes: residential 1-4 family, commercial real estate, second mortgages and equity lines of credit. The Company uses an internally developed risk evaluation model in the estimation of the credit risk process. The model and assumptions used to determine the allowance are independently validated and reviewed to ensure that the theoretical foundation, assumptions, data integrity, computational processes and reporting practices are appropriate and properly documented.

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

To assess the adequacy of the allowance for loan losses, the Company uses a software program that performs migration analysis on pooled segments by risk grade or by days past due.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades.  The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with more information regarding trends (or migrations) in a particular loan segment. Loans collectively evaluated for impairment are pooled, with a historical loss rate applied to each pool. For the December 31, 2013 and March 31, 2014 calculations, the historical loss was based on migration analysis of the past nine quarters and the past ten quarters, respectively.

Management also provides an allocated component of the allowance for loans that are specifically identified that may be impaired, and are individually analyzed for impairment. An allocated allowance is established when the discounted value of future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan.

Based on credit risk assessments and management's analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $6.8 million adequate to cover loan losses inherent in the loan portfolio at March 31, 2014.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Three Months Ended March 31, 2014	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$350	$662	$5,357	$294	$168	$6,831
Charge-offs	0	0	(186)	(84)	(42)	(312)
Recoveries	18	1	8	22	16	65
Provision for loan losses	185	320	(196)	(109)	50	250
Ending balance	$553	$983	$4,983	$123	$192	$6,834
Ending balance individually evaluated for impairment	$149	$144	$511	$0	$0	$804
Ending balance collectively evaluated for impairment	404	839	4,472	123	192	6,030
Ending balance	$553	$983	$4,983	$123	$192	$6,834
Loan Balances:
Ending balance individually evaluated for impairment	$149	$2,485	$16,519	$15	$0	$19,168
Ending balance collectively evaluated for impairment	31,448	10,880	413,849	19,494	14,719	490,390
Ending balance	$31,597	$13,365	$430,368	$19,509	$14,719	$509,558

For the Year Ended December 31, 2013	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$677	$187	$6,179	$204	$77	$7,324
Charge-offs	(200)	(501)	(1,548)	(141)	(316)	(2,706)
Recoveries	76	6	513	111	207	913
Provision for loan losses	(203)	970	213	120	200	1,300
Ending balance	$350	$662	$5,357	$294	$168	$6,831
Ending balance individually evaluated for impairment	$0	$0	$1,693	$0	$0	$1,693
Ending balance collectively evaluated for impairment	350	662	3,664	294	168	5,138
Ending balance	$350	$662	$5,357	$294	$168	$6,831
Loan Balances:
Ending balance individually evaluated for impairment	$149	$2,545	$17,076	$15	$0	$19,785
Ending balance collectively evaluated for impairment	30,553	11,960	399,890	19,776	18,735	480,914
Ending balance	$30,702	$14,505	$416,966	$19,791	$18,735	$500,699

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

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first three months of 2014.

On March 9, 2008, the Company's 1998 Stock Option Plan expired. Options to purchase 151,335 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at March 31, 2014. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the three months ended March 31, 2014 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2014	151,335	$21.66
Granted	0	0
Exercised	0	0
Canceled or expired	0	0
Options outstanding, March 31, 2014	151,335	$21.66	2.19	$0
Options exercisable, March 31, 2014	151,335	$21.66	2.19	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on changes in the market value of the Company's common stock. As of March 31, 2014, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company's common stock.

No options were exercised during the three months ended March 31, 2014.

As of March 31, 2014, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Note 5. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended March 31,	2014	2013
	(in thousands)
Interest cost	$68	$63
Expected return on plan assets	(91)	(88)
Amortization of net loss	55	74
Net periodic pension plan cost	$32	$49

At March 31, 2014, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2014.

Note 6. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – ACCUMULATED OTHER COMPREHENSIVE LOSS
During the three months ended March 31, 2014 and 2013, the Company did not reclassify any items out of accumulated other comprehensive loss.

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Three Months Ended March 31, 2014

Balance at beginning of period	$(5,317)	$(3,937)	$(1,548)	$(10,802)
Net change for the period	1,552	126	0	1,678
Balance at end of period	$(3,765)	$(3,811)	$(1,548)	$(9,124)

Three Months Ended March 31, 2013

Balance at beginning of period	$1,992	$0	$(2,184)	$(192)
Net change for the period	(1,726)	0	0	(1,726)
Balance at end of period	$266	$0	$(2,184)	$(1,918)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended March 31, 2014
	Pretax	Tax Expense	Net-of-Tax
	(in thousands)
Unrealized gains on available-for-sale securities
Unrealized holding gains arising during the period	$2,351	$799	$1,552

Market adjustment on securities transferred to held-to-maturity
Amortization	191	65	126

Total change in accumulated other comprehensive loss	$2,542	$864	$1,678

	Three Months Ended March 31, 2013
	Pretax	Tax Expense (Benefit)	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities
Unrealized holding losses arising during the period	$(2,616)	$(890)	$(1,726)

Total change in accumulated other comprehensive loss	$(2,616)	$(890)	$(1,726)

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.  The Company did not include an average of 151 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first three months of 2014 because they were antidilutive.

Note 7. Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

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

In estimating the fair value of assets and liabilities, the Company relies mainly on two models. The first model, used by the Company's bond accounting service provider, determines the fair value of securities. Securities are priced based on an evaluation of observable market data, including benchmark yield curves, reported trades, broker/dealer quotes, and issuer spreads. Pricing is also impacted by credit information about the issuer, perceived market movements, and current news events impacting the individual sectors. For assets other than securities and for all liabilities, fair value is determined using the Company's asset/liability modeling software. The software uses current yields, anticipated yield changes, and estimated duration of assets and liabilities to calculate fair value.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2014 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$14,870	$0	$14,870	$0
Obligations of state and political subdivisions	48,341	0	48,341	0
Mortgage-backed securities	89,124	0	89,124	0
Money market investments	722	0	722	0
Corporate bonds	2,081	0	2,081	0
Equity securities	79	0	79	0
Total available-for-sale securities	$155,217	$0	$155,217	$0

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$15,024	$0	$15,024	$0
Obligations of state and political subdivisions	47,100	0	47,100	0
Mortgage-backed securities	90,750	0	90,750	0
Money market investments	691	0	691	0
Corporate bonds	2,074	0	2,074	0
Total available-for-sale securities	$155,639	$0	$155,639	$0

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

		Carrying Value at March 31, 2014 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$789	$0	$0	$789
Commercial	158	0	0	158
Construction	2,340	0	0	2,340
Second mortgages	18	0	0	18
Total	$3,305	$0	$0	$3,305

Other real estate owned
Residential 1-4 family	$882	$0	$0	$882
Commercial	1,815	0	0	1,815
Construction	2,670	0	0	2,670
Total	$5,367	$0	$0	$5,367

		Carrying Value at December 31, 2013 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$2,455	$0	$0	$2,455
Commercial	800	0	0	800
Second mortgages	44	0	0	44
Total	$3,299	$0	$0	$3,299

Other real estate owned
Residential 1-4 family	$457	$0	$0	$457
Commercial	2,290	0	0	2,290
Construction	2,783	0	0	2,783
Total	$5,530	$0	$0	$5,530

The following table displays quantitative information about Level 3 Fair Value Measurements as of the date indicated:

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at March 31, 2014 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$789	Market comparables	Selling costs	0.00% - 7.25% (0.00%)
			Liquidation discount	0.00% - 10.00% (0.00%)
Commercial real estate	$158	Market comparables	Selling costs	0%
Construction	$2,340	Market comparables	Selling costs	0.00% - 11.25% (11.25%)
Second mortgages	$18	Market comparables	Selling costs	6.25%

Other real estate owned
Residential 1-4 family	$882	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Commercial	$1,815	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Construction	$2,670	Market comparables	Selling costs	6.00% - 10.00% (6.00%)

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$2,455	Market comparables	Selling costs	3.00% - 7.25% (7.25%)
			Liquidation discount	0.00% - 90.00% (10.00%)
Commercial real estate	$800	Market comparables	Selling costs	7.25%
Second mortgages	$44	Market comparables	Selling costs	7.25%
			Liquidation discount	5.00%

Other real estate owned
Residential 1-4 family	$457	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Commercial	$2,290	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Construction	$2,783	Market comparables	Selling costs	6.00% - 10.00% (6.00%)

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

RESTRICTED SECURITIES
The restricted security category is comprised of FHLB and FRB stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and they lack a market. When the FHLB or FRB repurchases stock, they repurchase at the stock's book value. Therefore, the carrying amounts of restricted securities approximate fair value.

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2014 and December 31, 2013, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2014 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$29,547	$29,547	$0	$0
Securities available-for-sale	155,217	0	155,217	0
Securities held-to-maturity	95,506	0	97,011	0
Restricted securities	2,068	0	2,068	0
Loans, net of allowances for loan losses	502,724	0	0	502,323
Bank owned life insurance	22,889	0	22,889	0
Accrued interest receivable	2,598	0	2,598	0

Liabilities
Deposits	$723,488	$0	$725,401	$0
Overnight repurchase agreements	35,810	0	35,810	0
Term repurchase agreements	411	0	410	0
Federal Home Loan Bank advances	25,000	0	27,318	0
Accrued interest payable	296	0	296	0

		Fair Value Measurements at December 31, 2013 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$31,325	$31,325	$0	$0
Securities available-for-sale	155,639	0	155,639	0
Securities held-to-maturity	96,847	0	97,453	0
Restricted securities	2,378	0	2,378	0
Loans, net of allowances for loan losses	493,868	0	0	494,714
Bank owned life insurance	22,673	0	22,673	0
Accrued interest receivable	2,754	0	2,754	0

Liabilities
Deposits	$725,405	$0	$728,011	$0
Overnight repurchase agreements	31,175	0	31,175	0
Term repurchase agreements	411	0	410	0
Federal Home Loan Bank advances	25,000	0	27,567	0
Accrued interest payable	327	0	327	0

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three  months ended March 31, 2014 and 2013 follows:

	Three Months Ended March 31, 2014
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,454	$12	$1,052	$(1,052)	$7,466
Income from fiduciary activities	0	955	0	0	955
Other income	1,986	236	50	(65)	2,207
Total operating income	9,440	1,203	1,102	(1,117)	10,628

Expenses
Interest expense	1,031	0	0	0	1,031
Provision for loan losses	250	0	0	0	250
Salaries and employee benefits	4,098	645	110	0	4,853
Other expenses	3,165	257	53	(65)	3,410
Total operating expenses	8,544	902	163	(65)	9,544

Income before taxes	896	301	939	(1,052)	1,084

Income tax expense (benefit)	43	102	(38)	0	107

Net income	$853	$199	$977	$(1,052)	$977

Total assets	$865,222	$5,710	$83,120	$(83,962)	$870,090

	Three Months Ended March 31, 2013
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,620	$9	$961	$(961)	$7,629
Income from fiduciary activities	0	900	0	0	900
Other income	2,118	111	50	(66)	2,213
Total operating income	9,738	1,020	1,011	(1,027)	10,742

Expenses
Interest expense	1,255	0	0	0	1,255
Provision for loan losses	200	0	0	0	200
Salaries and employee benefits	4,294	516	111	0	4,921
Other expenses	3,122	218	30	(66)	3,304
Total operating expenses	8,871	734	141	(66)	9,680

Income before taxes	867	286	870	(961)	1,062

Income tax expense (benefit)	95	97	(31)	0	161

Net income	$772	$189	$901	$(961)	$901

Total assets	$886,585	$5,491	$88,229	$(89,466)	$890,839

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company's 2013 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

Note 10. Commitments and Contingencies
There have been no material changes in the Company's commitments and contingencies from those disclosed in the Company's 2013 annual report on Form 10-K. For a discussion of the Company's branch office expansion, see Note 1 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Available Information
The Company maintains a website on the Internet at www.oldpoint.com. The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). The information available on the Company's Internet website is not part of this Form 10-Q or any other report filed by the Company with the SEC. The public may read and copy any documents the Company files with or furnishes to the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's SEC filings can also be obtained on the SEC's website on the Internet at www.sec.gov.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability including the focus on reducing time deposits, the net interest margin, strategies for managing the net interest margin and the expected impact of such efforts, liquidity, levels of cash and cash equivalents, the loan portfolio and expected trends in the quality of the loan portfolio, the allowance and provision for loan losses, the securities portfolio, interest rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, noninterest expense (and components of noninterest expense), the cost of expanding a current office building, noninterest income (and components of noninterest income), income taxes, expected impact of efforts to restructure the balance sheet, expected yields on the loan and securities portfolios, expected rates on interest-bearing liabilities, market risk, expected effects of the federal government's automatic spending cuts (commonly known as sequestration), business and growth strategies, investment strategy and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates; general economic conditions; the effects of the sequestration or other federal budget cuts, particularly to the Department of Defense, on economic conditions in the Company's service area; the quality or composition of the loan or investment portfolios; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes;  the level of nonperforming assets and charge-offs; the ability of the Company to diversify its sources of noninterest income; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; FDIC premiums and/or assessments; penalties paid if the Company were to prepay its FHLB advance; demand for loan and other banking products; levels of noninterest income and expense; deposit flows; competition; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company's 2013 annual report on Form 10-K, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

General
The Company is the parent company of the Bank and Trust. The Bank is a locally managed community bank serving the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County. The Bank currently has 18 branch offices. Trust is a wealth management services provider.

Critical Accounting Policies and Estimates
During the first quarter of 2014, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2013 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses.  The Company's policies for calculating the allowance for loan losses are discussed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2013 annual report on Form 10-K.

Earnings Summary
Net income for the first quarter of 2014 was $977 thousand or $0.20 per diluted share as compared to net income of $901 thousand or $0.18 per diluted share for the first quarter of 2013.  The increase in net income is primarily attributable to lower interest expense and higher noninterest income during the first quarter of 2014.  Net income was also increased by a shift in the investment portfolio toward tax-exempt securities, which reduced income tax expense by $54 thousand or 33.54% when comparing the first quarters of 2014 and 2013.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Although both total interest and dividend income and total interest expense decreased during the three months ended March 31, 2014, as compared to the same period in 2013, total interest expense decreased more than total interest and dividend income, causing net interest income to increase for the three months ended March 31, 2014 compared to the same period in 2013.

Net interest income, on a fully tax-equivalent basis, was $6.7 million in the first quarter of 2014, an increase of $144 thousand from the first quarter of 2013. To manage the net interest margin in the current low rate environment, the Company focused on building customer relationships to attract low-cost deposit accounts. Higher-cost funds, such as time deposits, were allowed to mature during the first quarter of 2014 without being renewed. As a result, the net interest margin increased from 3.19% in the first quarter of 2013 to 3.43% for the first quarter of 2014.  In addition, the composition of earning assets has shifted: average total loans have increased as loan demand increased. Therefore, a smaller percent of earning assets are invested in lower-yielding investment securities.

Tax-equivalent interest income decreased by $80 thousand in the first quarter of 2014 compared to the same period in 2013. Average earning assets decreased $41.1 million for the first quarter of 2014 as compared to the first quarter of 2013. Interest expense decreased $224 thousand for the first quarter of 2014 as compared to the first quarter 2013. The decrease in interest expense is primarily a result of the 12 basis-point decrease in the average rate on interest-bearing liabilities for the first quarter of 2014 compared to the same period in 2013.  The 12 basis-point decrease was due to reduced rates paid on each liability category with the exception of FHLB advances, the reduced average balance of time deposits, and increased average balance of lower-cost interest-bearing transaction accounts.

The yield on average earning assets and cost of average interest-bearing liabilities both decreased due to persistent low rates set by the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through March 31, 2014. As higher-yielding earning assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding earning assets and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow as a high percentage of the Company's interest-bearing liabilities have already re-priced. Management also believes that the average yield on loans will continue to decline due to increased competition for loans in the Company's markets, and as loans are renewed or refinanced at lower current market rates.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the three months ended March 31,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(dollars in thousands)
ASSETS
Loans*	$501,229	$6,000	4.79%	$463,268	$6,017	5.20%
Investment securities:
Taxable	184,062	1,005	2.18%	285,236	1,324	1.86%
Tax-exempt*	74,623	650	3.48%	40,086	401	4.00%
Total investment securities	258,685	1,655	2.56%	325,322	1,725	2.12%
Interest-bearing due from banks	4,619	3	0.26%	23,912	14	0.23%
Federal funds sold	9,314	5	0.21%	1,932	0	0.00%
Other investments	3,068	31	4.04%	3,574	18	2.01%
Total earning assets	776,915	$7,694	3.96%	818,008	$7,774	3.80%
Allowance for loan losses	(6,998)			(7,412)
Other nonearning assets	99,925			82,777
Total assets	$869,842			$893,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,835	$1	0.03%	$11,037	$2	0.07%
Money market deposit accounts	210,708	54	0.10%	195,103	71	0.15%
Savings accounts	67,708	16	0.09%	58,018	14	0.10%
Time deposits, $100,000 or more	112,764	321	1.14%	135,786	396	1.17%
Other time deposits	138,110	328	0.95%	168,356	458	1.09%
Total time and savings deposits	541,125	720	0.53%	568,300	941	0.66%
Federal funds purchased, repurchase
agreements and other borrowings	36,606	9	0.10%	32,405	12	0.15%
Federal Home Loan Bank advances	25,000	302	4.83%	25,000	302	4.83%
Total interest-bearing liabilities	602,731	1,031	0.68%	625,705	1,255	0.80%
Demand deposits	182,867			176,249
Other liabilities	2,155			2,889
Stockholders' equity	82,089			88,530
Total liabilities and stockholders' equity	$869,842			$893,373
Net interest margin		$6,663	3.43%		$6,519	3.19%

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

The provision for loan losses was $250 thousand in the first quarter of 2014, as compared to $200 thousand in the first quarter of 2013. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses.  The higher provision in the first quarter of 2014, as compared to the provision for the first quarter of 2013, was mainly due to the $8.9 million growth in the loan portfolio in the first quarter of 2014.

Net loans charged off were $247 thousand for the first three months of 2014 as compared to $265 thousand for the first three months of 2013. On an annualized basis, net loan charge-offs were 0.19% of total loans for the first quarter of 2014 compared with 0.23% for the same period in 2013.  Management believes that net loan charge-offs will be lower in the immediate future than what has been experienced in the past several years and should be closer to long-term historical averages unless national and local economic conditions do not continue to improve. Sequestration did have in 2013, and could have in 2014 and beyond, an impact on federal military and defense spending and could have a dramatic negative effect on the local economy. Possible future reductions in military and defense spending could cause higher local unemployment, which would likely cause an increase in nonperforming assets as individuals struggle to make loan payments.  Increased nonperforming assets could cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for an explanation of these categories. OREO includes foreclosed assets, which consist of real estate from foreclosures on loan collateral, and former branch sites that are no longer in use by the Bank. The majority of the loans 90 days or more past due but still accruing interest are student loans with principal amounts that are 97 - 98% guaranteed by the government. Most of the remaining loans that are 90 days or more past due and still accruing interest are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from "past due 90 days or more and accruing interest" status to "nonaccrual" status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time. In the case of TDRs, the restructuring may be to modify to an unsecured loan (e.g., a short sale) that the borrower can afford to repay. In these circumstances, the entire balance of the loan would be specifically allocated for, unless the present value of expected future cash flows was more than the current balance on the loan. It would not be charged off if the loan documentation supports the borrower's ability to repay the modified loan.

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	March 31,	December 31,	Increase
	2014	2013	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$149	$149	$0
Real estate-construction	2,381	2,545	(164)
Real estate-mortgage (1)	7,763	8,630	(867)
Total nonaccrual loans	$10,293	$11,324	$(1,031)

Loans past due 90 days or more and accruing interest
Commercial	$35	$0	$35
Real estate-mortgage (1)	437	527	(90)
Consumer loans	718	5	713
Other	8	14	(6)
Total loans past due 90 days or more and accruing interest	$1,198	$546	$652

Restructured loans
Real estate-construction	103	0	103
Real estate-mortgage (1)	$12,385	$12,076	$309
Consumer loans	15	15	0
Total restructured loans	$12,503	$12,091	$412
Less nonaccrual restructured loans (included above)	3,628	3,630	(2)
Less restructured loans currently in compliance (2)	8,875	8,461	414
Net nonperforming, accruing restructured loans	$0	$0	$0

Other real estate owned
Construction, land development, and other land	$2,670	2,783	$(113)
1-4 family residential properties	882	457	425
Nonfarm nonresidential properties	1,815	2,289	(474)
Former branch sites	886	886	-
	$6,253	$6,415	$(162)

Total nonperforming assets	$17,744	$18,285	$(541)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) As of March 31, 2014 and December 31, 2013, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of March 31, 2014 were $17.7 million, $541 thousand lower than nonperforming assets as of December 31, 2013. The nonperforming assets category of nonaccrual loans decreased $1.0 million when comparing the balances as of March 31, 2014 to December 31, 2013, due primarily to improvements in asset quality.  Loans past due 90 days or more and accruing interest increased $652 thousand.  However, $704 thousand of the $1.2 million of loans past due 90 days or more and accruing interested as of March 31, 2014, were student loans with principal amounts that are 97-98% guaranteed by the government, on which the Company expects to experience minimal losses. Because the government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal balance of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company. OREO decreased by $162 thousand during the first quarter of 2014, primarily due to sales of nonfarm nonresidential properties.. The former branch sites are also listed for sale.

The majority of the balance of nonaccrual loans at March 31, 2014 was related to a few large credit relationships. Of the $10.3 million of nonaccrual loans at March 31, 2014, $8.6 million or approximately 83.55% was comprised of three credit relationships: $3.4 million, $2.8 million, and $2.4 million. The loans that make up the nonaccrual balance have been written down to their net realizable value.  If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, the majority of the nonaccrual loans were collateralized by real estate at March 31, 2014 and December 31, 2013. The increase in TDRs between December 31, 2013 and March 31, 2014 was due to the Company's efforts to modify problem credits to assist borrowers and return the loans to performing status.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. The quality of the Company's loan portfolio has continued to improve over the past few years, with nonperforming assets generally stabilizing as troubled borrowers' finances have improved and troubled loans have been charged off or sold. Management remains cautious about the future and is well aware that if the economy does not continue to improve, or if the sequestration continues to negatively impact federal military and defense spending in the Company's service area, nonperforming assets could increase in future periods. As was seen in prior years, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

As of March 31, 2014, the allowance for loan losses was 38.51% of nonperforming assets and 59.47% of nonperforming loans. The allowance for loan losses as a percentage of nonperforming assets and as a percentage of nonperforming loans remained relatively unchanged between December 31, 2013 and March 31, 2014.  The asset quality of the loan portfolio as detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q reflects the broad improvement during the first quarter of 2014 of the Company's loan portfolio asset quality across all internally assigned risk grades. However, the possible negative consequences of sequestration on local economic conditions continue to concern management. The allowance for loan losses was 1.34% and 1.36% of total loans on March 31, 2014 and December 31, 2013, respectively.

Allowance for Loan Losses
The allowance for loan losses is based on several components. The first component of the allowance for loan losses is for loans specifically identified that may be impaired. These loans are individually analyzed for impairment. Loans in this component include nonperforming loans and both performing and nonperforming TDRs. This component may also include loans considered impaired for other reasons, such as outdated financial information on the borrower or guarantors or financial problems of the borrower, including operating losses, marginal working capital, inadequate cash flow, or business interruptions. Changes in TDRs and nonperforming loans affect the dollar amount of the allowance. Unless the TDR or nonperforming loan does not require a specific allocation (i.e. the present value of expected future cash flows or the collateral value is considered sufficient), increases in the impairment analysis for TDRs and nonperforming loans are reflected as an increase in the allowance for loan losses.

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2014 and December 31, 2013, the impaired loan component of the allowance for loan losses amounted to $804 thousand and $1.7 million, respectively. The drop in this component was due to the resolution of one loan during the first quarter of 2014 that had a large impairment before the resolution.

Historical loss is the second component of the allowance for loan losses. The calculation of the historic loss component is conducted on loans evaluated collectively for impairment and uses migration analysis on pooled segments based on the loan classification per the instructions for the Bank's Call Report.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due.  All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of March 31, 2014 and December 31, 2013, the Company had no loans in these categories.

Prior to 2011, the historical loss component was generally based on loan losses experienced during the previous four years. Beginning in 2011 through September 30, 2013, the historical loss was based on the past eight quarters, which management believed better reflected the risk related to each segment of the loan portfolio in the economic environment at that time.  With the December 31, 2013 and March 31, 2014 calculations, the historical loss was based on the past nine quarters and the past ten quarters, respectively. The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. The historic loss and qualitative factor components amounted to $6.0 million and $5.1 million as of March 31, 2014 and December 31, 2013, respectively. The major reasons for the increase in this component when comparing the allowance calculation as of March 31, 2014 to the allowance calculation as of December 31, 2013 are growth in the loan portfolio and changes in the qualitative factors, including an increase due to new staff being assigned to both customer contact and support areas.

As a result of management's analysis, the Company added, through the provision, $250 thousand to the allowance for loan losses for the three months ended March 31, 2014. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. If the sequestration results in increased historical loss rates, increases in impairment analyses or changes in certain qualitative factors related to the economic conditions, the current level of the allowance for loan losses may be insufficient and increases in the allowance may be needed.

Noninterest Income
Noninterest income for the first quarter of 2014 increased $49 thousand, or 1.57% when compared to the first quarter of 2013. The increase was primarily in the areas of income from fiduciary activities and other service charges, commissions and fees. Accounts managed by Trust are assessed fees based on the market value of the account's assets. Improvements in the equities markets led to higher asset values and thus higher fee income. The increase in other service charges, commissions and fees was mainly due to income from securities brokerage sales and income generated by Penact Associates, Incorporated (Penact), a company that provides administrative and valuation services for retirement plans.  Trust acquired Penact in the fourth quarter of 2013.

The noninterest income category of other operating income decreased by $77 thousand when comparing the three months ended March 31, 2014 to the same period in 2013.  The majority of the decrease is due to lower revenue from Old Point Mortgage, LLC, which is a joint venture of the Company.

Noninterest Expense
Noninterest expense increased only $38 thousand or 0.46% when comparing the first quarters of 2014 and 2013, with the largest increases in ATM and check losses and capital stock tax.  The increase in ATM and check losses in the first quarter of 2014 was partially due to a fraud loss.  Fraud losses in banks have become more prevalent during the past few years.  The Company is proactive in its efforts to educate its customers regarding the fact that there are many ways that dishonest individuals may attempt to compromise sensitive personal information.  For the Bank and Trust, capital stock tax is paid to the state of Virginia instead of state income tax, and is based on the subsidiaries' capital less certain allowances.  One such allowance is based on holdings of U.S. Government agency securities.  As the composition of the Bank's securities portfolio has changed between 2012, 2013, and 2014, the level of U.S. Government agency securities decreased significantly and provided a smaller deduction for the purposes of calculating the capital stock tax. The increase in capital stock tax expense was more than offset by the benefit to the interest margin and the reduction in income tax expense, as the Company rebalanced its securities portfolio by acquiring additional tax-exempt municipal securities.

Certain categories of noninterest expense did decrease when comparing the first quarters of 2014 and 2013. Salaries and employee benefits decreased $68 thousand, partially due to reduction in staffing levels and due to vacancies in several mid-level positions that were filled in the second quarter of 2014.   Losses on sales and write-downs of other real estate owned also declined, as property values begin to recover from the recession.

Balance Sheet Review
Assets as of March 31, 2014 were $870.1 million, an increase of $5.8 million or 0.67% when compared to assets as of December 31, 2013.  Loan demand continued to improve in the first quarter of 2014, with loans increasing $8.9 million or 1.77% between December 31, 2013 and March 31, 2014.  This loan growth was funded by reductions in the investment securities portfolio and cash and cash equivalents, and an increase in overnight repurchase agreements. As loans generally bear higher rates of interest than investment securities, the shift in the mix of earning assets should provide additional increases to the net interest margin in subsequent quarters.

To manage its net interest margin, the Company continued to focus on reducing higher-cost time deposits by lowering deposit rates and allowing time deposits to shrink through attrition. Time deposits decreased $13.1 million from $256.8 million on December 31, 2013 to $243.7 million at March 31, 2014.  In addition, noninterest-bearing deposits and lower cost savings deposits continue to grow.  Noninterest-bearing deposits increased $1.9 million or 1.05% in the first quarter of 2014 and savings deposits grew $9.2 million or 3.23% in the same period.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of March 31, 2014.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of March 31, 2014
(dollars in thousands)

	Amount	Percent
Subprime	$20,761	18.24%
Non-subprime	93,078	81.76%
	$113,839	100.00%

Total loans	$509,558

Percentage of Real Estate-Secured Subprime Loans to Total Loans		4.07%

In addition to the subprime loans secured by real estate discussed above, as of March 31, 2014, the Company had an additional $1.3 million in subprime consumer loans that were either not government guaranteed, unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of March 31, 2014 were $22.1 million, amounting to 4.33% of the Company's total loans at March 31, 2014.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first three months of 2014 were $869.8 million compared to $893.4 million for the first three months of 2013, a decrease of $23.5 million or 2.63%. Average investment securities decreased by $66.6 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to actions taken in 2013 by management to reduce the available-for-sale securities portfolio's exposure to interest rate risk, as well as due to normal principal payments on the mortgage-backed securities portfolio. Comparing the first quarter of 2013 to the first quarter of 2014, lower yielding balances held in investment securities and interest-bearing due from banks moved to higher yielding loans.  Average loans increased $38.0 million when comparing average loans for the first three months of 2014 to the same period in 2013.

Capital Resources
Total stockholders' equity as of March 31, 2014 was $83.1 million, an increase of $2.4 million or 2.92% from $80.8 million at December 31, 2013. The decrease in the 10-year Treasury rate during the first quarter of 2014 had a positive effect on the accumulated other comprehensive loss component of stockholders' equity, as unrealized losses on available-for-sale securities, net of tax, are reported in this section of the balance sheet. At March 31, 2014, the unrealized loss on available-for-sale securities component of stockholders' equity was an unrealized loss of $3.8 million, compared to an unrealized loss of $5.3 million as of December 31, 2013.  Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost, the Company does not consider the investments to be other-than temporarily impaired.

Under currently applicable banking regulations, total capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios at March 31, 2014. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2014
	Regulatory	March 31, 2014
	Minimums
Tier 1 Leverage	4.00%	10.60%
Tier 1	4.00%	14.32%
Total Capital	8.00%	15.38%

Book value per share was $16.76 at March 31, 2014 as compared to $17.79 at March 31, 2013. Cash dividends were $297 thousand or $0.06 per share in the first quarter of 2014 and $248 thousand or $0.05 per share in the first quarter of 2013.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the first quarter of 2014, the Company had $234.6 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines with correspondent banks. As of the end of the first quarter of 2014, the Company had $50.0 million available in federal funds lines to handle any short-term borrowing needs.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of March 31, 2014, the Bank's unpledged, available-for-sale securities totaled $126.4 million. The Company's primary external source of liquidity is advances from the FHLB.

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

As of March 31, 2014, other than those disclosed above, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2013 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2014, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2013 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2014. It should be noted, however, that non-maturing deposit liabilities, which consist of interest checking, money market, and savings accounts, are less interest sensitive than other market driven deposits. At March 31, 2014, non-maturing deposit liabilities totaled $479.8 million or 66.31% of total deposit liabilities.

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

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at March 31, 2014. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate 0.20% annual decrease in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate 0.57% annual increase in net interest income and that a 100 basis point ramped rise in rates would cause an approximate 0.62% increase in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2013 annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended March 31, 2014, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended March 31, 2014, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated March 8, 2011 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 10, 2011)

10.6	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 28, 2014)

10.7	Description of Management Incentive Plan (incorporated by reference to Form 8-K filed February 12, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2014), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 13, 2014	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 13, 2014	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)