Form 10-Q
period 2014-06-30
OLD POINT FINANCIAL CORP
filed 2014-08-12
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of July 31, 2014

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1	Financial Statements	1

	Consolidated Balance Sheets June 30, 2014 (unaudited) and December 31, 2013	1

	Consolidated Statements of Income Three months ended June 30, 2014 and 2013 (unaudited) Six months ended June 30, 2014 and 2013 (unaudited)	2

	Consolidated Statements of Comprehensive Income (Loss) Three months ended June 30, 2014 and 2013 (unaudited) Six months ended June 30, 2014 and 2013 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity Six months ended June 30, 2014 and 2013 (unaudited)	4

	Consolidated Statements of Cash Flows Six months ended June 30, 2014 and 2013 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

	Signatures	48
i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(dollars in thousands except per share data)
	(unaudited)
Assets

Cash and due from banks	$20,383	$11,802
Interest-bearing due from banks	507	18,045
Federal funds sold	1,643	1,478
Cash and cash equivalents	22,533	31,325
Securities available-for-sale, at fair value	144,040	155,639
Securities held-to-maturity (fair value approximates $97,091 and $97,453)	93,990	96,847
Restricted securities	2,293	2,378
Loans, net of allowance for loan losses of $6,976 and $6,831	512,686	493,868
Premises and equipment, net	42,599	40,546
Bank-owned life insurance	23,107	22,673
Other real estate owned, net of valuation allowance of $2,700 and $2,775	6,549	6,415
Other assets	13,104	14,597
Total assets	$860,901	$864,288

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$185,277	$182,513
Savings deposits	292,481	286,085
Time deposits	238,770	256,807
Total deposits	716,528	725,405
Overnight repurchase agreements	25,677	31,175
Term repurchase agreements	412	411
Federal Home Loan Bank advances	30,000	25,000
Accrued expenses and other liabilities	2,297	1,536
Total liabilities	774,914	783,527

Commitments and contingencies	0	0

Stockholders' equity:
Common stock, $5/share par value, 10,000,000 shares authorized;4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	51,859	50,376
Accumulated other comprehensive loss, net	(7,059)	(10,802)
Total stockholders' equity	85,987	80,761
Total liabilities and stockholders' equity	$860,901	$864,288

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$6,122	$5,891	$12,115	$11,899
Interest on due from banks	0	19	3	33
Interest on federal funds sold	0	1	5	1
Interest on securities:
Taxable	962	1,252	1,967	2,576
Tax-exempt	426	287	855	552
Dividends and interest on all other securities	26	26	57	44
Total interest and dividend income	7,536	7,476	15,002	15,105

Interest Expense:
Interest on savings deposits	52	69	123	156
Interest on time deposits	595	796	1,244	1,650
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	8	7	17	19
Interest on Federal Home Loan Bank advances	307	305	609	607
Total interest expense	962	1,177	1,993	2,432
Net interest income	6,574	6,299	13,009	12,673
Provision for loan losses	100	300	350	500
Net interest income, after provision for loan losses	6,474	5,999	12,659	12,173

Noninterest Income:
Income from fiduciary activities	793	866	1,748	1,766
Service charges on deposit accounts	1,056	1,036	2,030	2,033
Other service charges, commissions and fees	1,041	912	1,993	1,771
Income from bank-owned life insurance	217	217	433	432
Income from Old Point Mortgage	6	218	31	304
Loss on sale of available-for-sale securities, net	(7)	(21)	(7)	(21)
Other operating income	47	57	87	113
Total noninterest income	3,153	3,285	6,315	6,398

Noninterest Expense:
Salaries and employee benefits	4,981	4,805	9,834	9,726
Occupancy and equipment	1,205	1,079	2,319	2,191
Data processing	433	413	856	835
FDIC insurance	183	174	367	357
Customer development	207	205	399	411
Legal and audit expense	153	124	277	235
Other outside service fees	152	113	271	209
Employee professional development	220	182	388	313
Marketing and advertising	127	124	251	247
Postage and courier	113	120	234	243
Loan expenses	118	87	216	177
Stationery and supplies	118	96	237	216
Capital stock tax	127	105	261	192
Loss (gain) on write-down/sale of other real estate owned	(26)	78	57	204
Other operating expense	356	345	763	719
Total noninterest expense	8,467	8,050	16,730	16,275
Income before income taxes	1,160	1,234	2,244	2,296
Income tax expense	59	219	166	380
Net income	$1,101	$1,015	$2,078	$1,916

Basic Earnings per Share:
Average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.22	$0.21	$0.42	$0.39

Diluted Earnings per Share:
Average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.22	$0.21	$0.42	$0.39

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited, dollars in thousands)
Net income	$1,101	$1,015	$2,078	$1,916
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	1,932	(6,497)	3,484	(8,223)
Amortization of unrealized losses on securities transferred to held-to-maturity	133	0	259	0
Other comprehensive income (loss)	2,065	(6,497)	3,743	(8,223)
Comprehensive income (loss)	$3,166	$(5,482)	$5,821	$(6,307)

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

(unaudited, dollars in thousands except per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
SIX MONTHS ENDED JUNE 30, 2014

Balance at beginning of period	4,959,009	$24,795	$16,392	$50,376	$(10,802)	$80,761
Net income	0	0	0	2,078	0	2,078
Other comprehensive income, net of tax	0	0	0	0	3,743	3,743
Cash dividends ($0.12 per share)	0	0	0	(595)	0	(595)

Balance at end of period	4,959,009	$24,795	$16,392	$51,859	$(7,059)	$85,987

SIX MONTHS ENDED JUNE 30, 2013

Balance at beginning of period	4,959,009	$24,795	$16,392	$48,305	$(192)	$89,300
Net income	0	0	0	1,916	0	1,916
Other comprehensive loss, net of tax	0	0	0	0	(8,223)	(8,223)
Cash dividends ($0.10 per share)	0	0	0	(496)	0	(496)

Balance at end of period	4,959,009	$24,795	$16,392	$49,725	$(8,415)	$82,497

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Six Months Ended June 30,	2014	2013
	(unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,078	$1,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,030	980
Provision for loan losses	350	500
Net loss on sale of available-for-sale securities	7	21
Net amortization of securities	1,125	1,318
Net loss on disposal of premises and equipment	0	16
Net loss on write-down/sale of other real estate owned	57	204
Income from bank owned life insurance	(433)	(432)
Deferred tax (benefit) expense	130	(117)
Increase in other assets	(675)	(522)
Increase in other liabilities	761	807
Net cash provided by operating activities	4,430	4,691

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(2,275)	(11,377)
Purchases of held-to-maturity securities	0	(10,854)
Proceeds from sales of restricted securities	85	184
Proceeds from maturities and calls of available-for-sale securities	170	10,490
Proceeds from sales of available-for-sale securities	13,702	39,301
Paydowns on available-for-sale securities	4,796	18,672
Paydowns on held-to-maturity securities	2,701	0
(Increase) decrease in loans made to customers	(20,060)	230
Proceeds from sales of other real estate owned	711	1,117
Purchases of premises and equipment	(3,083)	(4,483)
Net cash provided by (used in) investing activities	(3,253)	43,280

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	2,764	1,099
Increase in savings deposits	6,396	2,568
Decrease in time deposits	(18,037)	(27,115)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(5,497)	(11,173)
Increase in Federal Home Loan Bank advances	10,000	0
Repayment of Federal Home Loan Bank advances	(5,000)	0
Cash dividends paid on common stock	(595)	(496)
Net cash used in financing activities	(9,969)	(35,117)

Net increase (decrease) in cash and cash equivalents	(8,792)	12,854
Cash and cash equivalents at beginning of period	31,325	42,317
Cash and cash equivalents at end of period	$22,533	$55,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,054	$2,505
Income tax	$360	$450

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$5,278	$(12,459)
Loans transferred to other real estate owned	$892	$866
Former branch site transferred from fixed assets to foreclosed properties	$0	$506
Book value of equity securities transferred from other assets to available-for-sale	$100	$0
Amortization of unrealized loss on securities transferred to held-to-maturity	$392	$0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at June 30, 2014, the statements of income and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and the statements of changes in stockholders' equity and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2013 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2014
Obligations of U.S. Government agencies	$400	$0	$(3)	$397
Obligations of state and political subdivisions	29,826	326	(78)	30,074
Mortgage-backed securities	63,764	2,856	0	66,620
Total	$93,990	$3,182	$(81)	$97,091

December 31, 2013
Obligations of U.S. Government agencies	$400	$1	$(5)	$396
Obligations of state and political subdivisions	30,120	29	(715)	29,434
Mortgage-backed securities	66,327	1,296	0	67,623
Total	$96,847	$1,326	$(720)	$97,453

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2014
Obligations of U.S. Government agencies	$14,956	$260	$(285)	$14,931
Obligations of state and political subdivisions	50,601	291	(1,397)	49,495
Mortgage-backed securities	78,249	3	(1,627)	76,625
Money market investments	614	0	0	614
Corporate bonds	2,298	4	(11)	2,291
Other marketable equity securities	100	0	(16)	84
Total	$146,818	$558	$(3,336)	$144,040

December 31, 2013
Obligations of U.S. Government agencies	$15,189	$263	$(428)	$15,024
Obligations of state and political subdivisions	51,032	86	(4,018)	47,100
Mortgage-backed securities	94,685	0	(3,935)	90,750
Money market investments	691	0	0	691
Corporate bonds	2,098	1	(25)	2,074
Total	$163,695	$350	$(8,406)	$155,639

OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
Management assesses whether the Company intends to sell or it is more-likely-than-not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the Company separates the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security's amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security's fair value and the present value of expected future cash flows is due to factors that are not credit related, which are recognized in other comprehensive income.

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

The Company has not recorded impairment charges through income on securities for the three or six months ended June 30, 2014 or the year ended December 31, 2013.

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

	June 30, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$0	$0	$285	$4,320	$285	$4,320	1
Obligations of state and political subdivisions	29	4,983	1,368	27,004	1,397	31,987	55
Mortgage-backed securities	0	0	1,627	63,446	1,627	63,446	8
Corporate bonds	2	398	9	791	11	1,189	10
Total debt securities	31	5,381	3,289	95,561	3,320	100,942	74
Other marketable equity securities	16	84	0	0	16	84	1
Total securities available-for-sale	$47	$5,465	$3,289	$95,561	$3,336	$101,026	75

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$3	$97	$3	$97	1
Obligations of state and political subdivisions	14	3,625	64	3,213	78	6,838	14
Total securities held-to-maturity	$14	$3,625	$67	$3,310	$81	$6,935	15

Total securities	$61	$9,090	$3,356	$98,871	$3,417	$107,961	90

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$0	$0	$428	$4,403	$428	$4,403	1
Obligations of state and political subdivisions	3,246	36,235	772	6,450	4,018	42,685	82
Mortgage-backed securities	3,321	81,664	614	9,086	3,935	90,750	12
Corporate bonds	19	1,279	6	295	25	1,574	12
Total securities available-for-sale	$6,586	$119,178	$1,820	$20,234	$8,406	$139,412	107

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$5	$95	$5	$95	1
Obligations of state and political subdivisions	715	23,765	0	0	715	23,765	50
Total securities held-to-maturity	$715	$23,765	$5	$95	$720	$23,860	51

Total securities	$7,301	$142,943	$1,825	$20,329	$9,126	$163,272	158

Certain investments within the Company's portfolio had unrealized losses at June 30, 2014 and December 31, 2013, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2014 or December 31, 2013.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$85,206	$84,500
Commercial	294,298	287,071
Construction	14,100	14,505
Second mortgages	12,756	13,232
Equity lines of credit	38,255	32,163
Total mortgage loans on real estate	444,615	431,471
Commercial loans	34,973	30,702
Consumer loans	18,625	19,791
Other	21,449	18,735
Total loans	519,662	500,699
Less: Allowance for loan losses	(6,976)	(6,831)
Loans, net of allowance and deferred fees	$512,686	$493,868

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $781 thousand and $641 thousand at June 30, 2014 and December 31, 2013, respectively.

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

The Company's internally assigned risk grades are as follows:
·	Pass: Loans are of acceptable risk.
·	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.
·	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.
·	Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.
·	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of June 30, 2014
(in thousands)
	Pass	OAEM	Substandard	Total

Mortgage loans on real estate:
Residential 1-4 family	$80,378	$0	$4,828	$85,206
Commercial	285,386	4,266	4,646	294,298
Construction	11,196	456	2,448	14,100
Second mortgages	12,517	0	239	12,756
Equity lines of credit	37,547	0	708	38,255
Total mortgage loans on real estate	427,024	4,722	12,869	444,615
Commercial loans	34,817	85	71	34,973
Consumer loans	18,557	0	68	18,625
Other	21,449	0	0	21,449
Total	$501,847	$4,807	$13,008	$519,662

Credit Quality Information As of December 31, 2013
(in thousands)
	Pass	OAEM	Substandard	Total

Mortgage loans on real estate:
Residential 1-4 family	$78,612	$1,167	$4,721	$84,500
Commercial	274,749	5,693	6,629	287,071
Construction	10,319	640	3,546	14,505
Second mortgages	12,994	0	238	13,232
Equity lines of credit	31,690	0	473	32,163
Total mortgage loans on real estate	408,364	7,500	15,607	431,471
Commercial loans	30,164	319	219	30,702
Consumer loans	19,723	0	68	19,791
Other	18,735	0	0	18,735
Total	$476,986	$7,819	$15,894	$500,699

As of June 30, 2014 and December 31, 2013 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of June 30, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$534	$61	$3,460	$4,055	$81,151	$85,206	$0
Commercial	365	781	53	1,199	293,099	294,298	0
Construction	456	0	2,448	2,904	11,196	14,100	67
Second mortgages	3	5	33	41	12,715	12,756	33
Equity lines of credit	0	0	20	20	38,235	38,255	20
Total mortgage loans on real estate	1,358	847	6,014	8,219	436,396	444,615	120
Commercial loans	18	0	10	28	34,945	34,973	10
Consumer loans	461	582	905	1,948	16,677	18,625	861
Other	41	11	5	57	21,392	21,449	5
Total	$1,878	$1,440	$6,934	$10,252	$509,410	$519,662	$996
(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal amounts that are 97 - 98% guaranteed by the government.  The past due portion of these guaranteed loans totaled $1.9 million at June 30, 2014.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	June 30, 2014	December 31, 2013
	(in thousands)

Mortgage loans on real estate
Residential 1-4 family	$3,717	$4,024
Commercial	4,442	4,606
Construction	2,382	2,545
Total mortgage loans on real estate	10,541	11,175
Commercial loans	0	149
Consumer loans	44	0
Total	$10,585	$11,324

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Interest income that would have been recorded under original loan terms	$369	$275
Actual interest income recorded for the period	170	51
Reduction in interest income on nonaccrual loans	$199	$224

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

The following table presents TDRs during the period indicated, by class of loan.  The Company did not restructure any loans in the second quarter of 2014.

Troubled Debt Restructurings by Class For the Three Months Ended June 30, 2013
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	2	$$285	$$285	$$284

Troubled Debt Restructurings by Class For the Six Months Ended June 30, 2014
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2014
Mortgage loans on real estate:
Residential 1-4 family	1	$276	$276	$272
Construction	1	103	103	103
Second mortgages	1	89	89	88
Total	3	$468	$468	$463

Troubled Debt Restructurings by Class For the Six Months Ended June 30, 2013
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	3	$676	$676	$673
Commercial	1	207	207	203
Total	4	$883	$883	$876

All loans restructured in the first six months of 2014 and 2013 were given below-market rates for debt with similar risk characteristics.  At June 30, 2014 and December 31, 2013, the Company had no outstanding commitments to disburse additional funds on any TDR.

The following tables presents TDRs for the periods indicated for which there was a payment default where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to non-accrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.  For the three months ended June 30, 2014, there were no TDRs for which there was a payment default where the default occurred within twelve months of restructuring.

Restructurings that Subsequently Defaulted
For the Three Months Ended June 30, 2013
(in thousands)
Recorded Investment in Defaulting Loans as of June 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	$210

Restructurings that Subsequently Defaulted
For the Six Months Ended June 30, 2014
(in thousands)
Recorded Investment in Defaulting Loans as of June 30, 2014
Mortgage loans on real estate:
Residential 1-4 family	$94

Restructurings that Subsequently Defaulted
For the Six Months Ended June 30, 2013
(in thousands)
Recorded Investment in Defaulting Loans as of June 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	$210
Commercial	1,843
Total	$2,053

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

Impaired Loans by Class (in thousands)
	As of June 30, 2014				For the six months ended June 30, 2014
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,680	$4,464	$1,038	$137	$5,503	$60
Commercial	12,650	7,561	3,373	186	10,817	215
Construction	3,706	0	2,941	380	2,778	21
Second mortgages	455	271	153	117	460	11
Total mortgage loans on real estate	$22,491	$12,296	$7,505	$820	$19,558	$307
Commercial loans	0	0	0	0	74	0
Consumer loans	59	59	0	0	37	1
Total	$22,550	$12,355	$7,505	$820	$19,669	$308

Impaired Loans by Class (in thousands)
	As of December 31, 2013				For the year ended December 31, 2013
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,713	$1,542	$4,009	$1,383	$5,152	$102
Commercial	12,905	6,882	4,300	307	10,631	591
Construction	3,309	2,545	0	0	2,798	0
Second mortgages	374	296	47	3	462	(19)
Equity lines of credit	0	0	0	0	97	0
Total mortgage loans on real estate	$22,301	$11,265	$8,356	$1,693	$19,140	$674
Commercial loans	150	149	0	0	44	6
Consumer loans	15	0	15	0	17	1
Total	$22,466	$11,414	$8,371	$1,693	$19,201	$681

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

ALLOWANCE FOR LOAN LOSSES
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. The Company segments the loan portfolio into categories as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report).  Management believes that using the Call Report categories to segment loans for this purpose results in increased efficiency and accuracy in the determination of the adequacy of the allowance for loan losses.  For purposes of calculating the allowance for loan losses, loans are segmented into the following pools: commercial, real estate-construction, real estate-mortgage, consumer and other loans. The Company also sub-segments the real estate-mortgage segment into four classes: residential 1-4 family, commercial, second mortgages and equity lines of credit. The Company uses an internally developed risk evaluation model in the estimation of the credit risk process. The model and assumptions used to determine the allowance are independently validated and reviewed to ensure that the theoretical foundation, assumptions, data integrity, computational processes and reporting practices are appropriate and properly documented.

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

To assess the adequacy of the allowance for loan losses, the Company uses a software program that performs migration analysis on pooled segments by risk grade or by days past due.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades.  The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with more information regarding trends (or migrations) in a particular loan segment. Loans collectively evaluated for impairment are pooled, with a historical loss rate applied to each pool. For the December 31, 2013, March 31, 2014 and June 30, 2014 calculations, the historical loss was based on migration analysis of the past nine, ten and eleven quarters, respectively.

Management also provides an allocated component of the allowance for loans that are specifically identified that may be impaired, and are individually analyzed for impairment. An allocated allowance is established when the discounted value of expected future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan.

Based on credit risk assessments and management's analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.0 million adequate to cover loan losses inherent in the loan portfolio at June 30, 2014.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Six Months Ended June 30, 2014	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$350	$662	$5,357	$294	$168	$6,831
Charge-offs	(139)	0	(249)	(93)	(77)	(558)
Recoveries	28	5	253	35	32	353
Provision for loan losses	260	483	(502)	(1)	110	350
Ending balance	$499	$1,150	$4,859	$235	$233	$6,976
Ending balance individually evaluated for impairment	$0	$380	$440	$0	$0	$820
Ending balance collectively evaluated for impairment	499	770	4,419	235	233	6,156
Ending balance	$499	$1,150	$4,859	$235	$233	$6,976
Loan Balances:
Ending balance individually evaluated for impairment	$0	$2,941	$16,860	$59	$0	$19,860
Ending balance collectively evaluated for impairment	34,973	11,159	413,655	18,566	21,449	499,802
Ending balance	$34,973	$14,100	$430,515	$18,625	$21,449	$519,662

For the Year Ended December 31, 2013	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$677	$187	$6,179	$204	$77	$7,324
Charge-offs	(200)	(501)	(1,548)	(141)	(316)	(2,706)
Recoveries	76	6	513	111	207	913
Provision for loan losses	(203)	970	213	120	200	1,300
Ending balance	$350	$662	$5,357	$294	$168	$6,831
Ending balance individually evaluated for impairment	$0	$0	$1,693	$0	$0	$1,693
Ending balance collectively evaluated for impairment	350	662	3,664	294	168	5,138
Ending balance	$350	$662	$5,357	$294	$168	$6,831
Loan Balances:
Ending balance individually evaluated for impairment	$149	$2,545	$17,076	$15	$0	$19,785
Ending balance collectively evaluated for impairment	30,553	11,960	399,890	19,776	18,735	480,914
Ending balance	$30,702	$14,505	$416,966	$19,791	$18,735	$500,699

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

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first six months of 2014.

On March 9, 2008, the Company's 1998 Stock Option Plan expired. Options to purchase 150,085 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at June 30, 2014. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the six months ended June 30, 2014 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2014	151,335	$21.66
Granted	0	0
Exercised	0	0
Canceled or expired	(1,250)	20.05
Options outstanding, June 30, 2014	150,085	$21.68	1.93	$0
Options exercisable, June 30, 2014	150,085	$21.68	1.93	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount changes based on changes in the market value of the Company's common stock. As of June 30, 2014, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company's common stock.

No options were exercised during the six months ended June 30, 2014.

As of June 30, 2014, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Note 5. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended June 30,	2014	2013
	(in thousands)
Interest cost	$69	$63
Expected return on plan assets	(91)	(89)
Amortization of net loss	55	75
Net periodic pension plan cost	$33	$49

Six months ended June 30,	2014	2013
	(in thousands)
Interest cost	$137	$126
Expected return on plan assets	(182)	(177)
Amortization of net loss	110	149
Net periodic pension plan cost	$65	$98

At June 30, 2014, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2014.

Note 6. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on
	2014	2013	2014	2013	Consolidated Statements of Income
	(in thousands)
Available-for-sale securities
Realized losses on sales of securities	$(7)	$(21)	$(7)	$(21)	Loss on sale of available-for-sale securities, net
Tax benefit	(2)	(7)	(2)	(7)	Income tax benefit
	$(5)	$(14)	$(5)	$(14)	Net of tax

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Six Months Ended June 30, 2014

Balance at beginning of period	$(5,317)	$(3,937)	$(1,548)	$(10,802)
Net change for the period	3,484	259	0	3,743
Balance at end of period	$(1,833)	$(3,678)	$(1,548)	$(7,059)

Six Months Ended June 30, 2013

Balance at beginning of period	$1,992	$0	$(2,184)	$(192)
Net change for the period	(8,223)	0	0	(8,223)
Balance at end of period	$(6,231)	$0	$(2,184)	$(8,415)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Six Months Ended June 30, 2014
	Pretax	Tax Expense (Benefit)	Net-of-Tax
	(in thousands)
Unrealized gains on available-for-sale securities
Unrealized holding gains arising during the period	$5,271	$1,792	$3,479
Less reclassification adjustment for losses recognized in income	(7)	(2)	(5)
Net unrealized gains on securities	5,278	1,794	3,484

Market adjustment on securities transferred to held-to-maturity
Amortization	392	133	259

Total change in accumulated other comprehensive loss	$5,670	$1,927	$3,743

	Six Months Ended June 30, 2013
	Pretax	Tax Expense (Benefit)	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities
Unrealized holding losses arising during the period	$(12,480)	$(4,243)	$(8,237)
Less reclassification adjustment for losses recognized in income	(21)	(7)	(14)
Net unrealized losses on securities	(12,459)	(4,236)	(8,223)

Total change in accumulated other comprehensive loss	$(12,459)	$(4,236)	$(8,223)

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.  The Company did not include an average of 151 thousand and 156 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first six months of 2014 and 2013, respectively, because they were antidilutive.

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

In June 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606". This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", most industry-specific guidance, and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts". The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures".  This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted.  The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in "Compensation – Stock Compensation (Topic 718)", should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2014 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$14,931	$0	$14,931	$0
Obligations of state and political subdivisions	49,495	0	49,495	0
Mortgage-backed securities	76,625	0	76,625	0
Money market investments	614	0	614	0
Corporate bonds	2,291	0	2,291	0
Other marketable equity securities	84	0	84	0
Total available-for-sale securities	$144,040	$0	$144,040	$0

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$15,024	$0	$15,024	$0
Obligations of state and political subdivisions	47,100	0	47,100	0
Mortgage-backed securities	90,750	0	90,750	0
Money market investments	691	0	691	0
Corporate bonds	2,074	0	2,074	0
Total available-for-sale securities	$155,639	$0	$155,639	$0

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

		Carrying Value at June 30, 2014 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$744	$0	$0	$744
Construction	2,561	0	0	2,561
Second mortgages	37	0	0	37
Total	$3,342	$0	$0	$3,342

Other real estate owned
Residential 1-4 family	$1,261	$0	$0	$1,261
Commercial	1,735	0	0	1,735
Construction	2,670	0	0	2,670
Total	$5,666	$0	$0	$5,666

		Carrying Value at December 31, 2013 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$2,455	$0	$0	$2,455
Commercial	800	0	0	800
Second mortgages	44	0	0	44
Total	$3,299	$0	$0	$3,299

Other real estate owned
Residential 1-4 family	$457	$0	$0	$457
Commercial	2,290	0	0	2,290
Construction	2,783	0	0	2,783
Total	$5,530	$0	$0	$5,530

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at June 30, 2014 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$744	Market comparables	Selling costs	0.00% - 7.25% (1.81%)
			Liquidation discount	0.00% - 10.00% (3.75%)
Construction	$2,561	Market comparables	Selling costs	0.00% - 11.25% (3.75%)
Second mortgages	$37	Market comparables	Selling costs	0.00%

Other real estate owned
Residential 1-4 family	$1,261	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Commercial	$1,735	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Construction	$2,670	Market comparables	Selling costs	6.00% - 10.00% (6.00%)

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2013 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$2,455	Market comparables	Selling costs	3.00% - 7.25% (6.39%)
			Liquidation discount	0.00% - 90.00% (15.56%)
Commercial real estate	$800	Market comparables	Selling costs	7.25%
Second mortgages	$44	Market comparables	Selling costs	7.25%

Other real estate owned
Residential 1-4 family	$457	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Commercial	$2,290	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Construction	$2,783	Market comparables	Selling costs	6.00% - 10.00% (6.00%)

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2014 and December 31, 2013, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2014 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$22,533	$22,533	$0	$0
Securities available-for-sale	144,040	0	144,040	0
Securities held-to-maturity	93,990	0	97,091	0
Restricted securities	2,293	0	2,293	0
Loans, net of allowances for loan losses	512,686	0	0	512,268
Bank owned life insurance	23,107	0	23,107	0
Accrued interest receivable	2,768	0	2,768	0

Liabilities
Deposits	$716,528	$0	$717,631	$0
Overnight repurchase agreements	25,677	0	25,677	0
Term repurchase agreements	412	0	411	0
Federal Home Loan Bank advances	30,000	0	32,092	0
Accrued interest payable	266	0	266	0

		Fair Value Measurements at December 31, 2013 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$31,325	$31,325	$0	$0
Securities available-for-sale	155,639	0	155,639	0
Securities held-to-maturity	96,847	0	97,453	0
Restricted securities	2,378	0	2,378	0
Loans, net of allowances for loan losses	493,868	0	0	494,714
Bank owned life insurance	22,673	0	22,673	0
Accrued interest receivable	2,754	0	2,754	0

Liabilities
Deposits	$725,405	$0	$728,011	$0
Overnight repurchase agreements	31,175	0	31,175	0
Term repurchase agreements	411	0	410	0
Federal Home Loan Bank advances	25,000	0	27,567	0
Accrued interest payable	327	0	327	0

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended June 30, 2014
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,523	$13	$1,100	$(1,100)	$7,536
Income from fiduciary activities	0	793	0	0	793
Other income	2,126	250	50	(66)	2,360
Total operating income	9,649	1,056	1,150	(1,166)	10,689

Expenses
Interest expense	962	0	0	0	962
Provision for loan losses	100	0	0	0	100
Salaries and employee benefits	4,192	680	109	0	4,981
Other expenses	3,347	265	(60)	(66)	3,486
Total operating expenses	8,601	945	49	(66)	9,529

Income before taxes	1,048	111	1,101	(1,100)	1,160

Income tax expense (benefit)	20	39	0	0	59

Net income	$1,028	$72	$1,101	$(1,100)	$1,101

Total assets	$855,989	$5,740	$85,989	$(86,817)	$860,901

	Three Months Ended June 30, 2013
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,467	$10	$1,095	$(1,096)	$7,476
Income from fiduciary activities	0	866	0	0	866
Other income	2,300	134	50	(65)	2,419
Total operating income	9,767	1,010	1,145	(1,161)	10,761

Expenses
Interest expense	1,177	0	0	0	1,177
Provision for loan losses	300	0	0	0	300
Salaries and employee benefits	4,144	553	108	0	4,805
Other expenses	3,021	226	64	(66)	3,245
Total operating expenses	8,642	779	172	(66)	9,527

Income before taxes	1,125	231	973	(1,095)	1,234

Income tax expense (benefit)	182	79	(42)	0	219

Net income	$943	$152	$1,015	$(1,095)	$1,015

Total assets	$862,066	$5,502	$82,500	$(83,187)	$866,881

	Six Months Ended June 30, 2014
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$14,977	$25	$2,152	$(2,152)	$15,002
Income from fiduciary activities	0	1,748	0	0	1,748
Other income	4,112	486	100	(131)	4,567
Total operating income	19,089	2,259	2,252	(2,283)	21,317

Expenses
Interest expense	1,993	0	0	0	1,993
Provision for loan losses	350	0	0	0	350
Salaries and employee benefits	8,290	1,325	219	0	9,834
Other expenses	6,512	522	(7)	(131)	6,896
Total operating expenses	17,145	1,847	212	(131)	19,073

Income before taxes	1,944	412	2,040	(2,152)	2,244

Income tax expense (benefit)	63	141	(38)	0	166

Net income	$1,881	$271	$2,078	$(2,152)	$2,078

Total assets	$855,989	$5,740	$85,989	$(86,817)	$860,901

	Six Months Ended June 30, 2013
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$15,087	$19	$2,057	$(2,058)	$15,105
Income from fiduciary activities	0	1,766	0	0	1,766
Other income	4,418	245	100	(131)	4,632
Total operating income	19,505	2,030	2,157	(2,189)	21,503

Expenses
Interest expense	2,433	0	0	(1)	2,432
Provision for loan losses	500	0	0	0	500
Salaries and employee benefits	8,438	1,069	219	0	9,726
Other expenses	6,142	444	94	(131)	6,549
Total operating expenses	17,513	1,513	313	(132)	19,207

Income before taxes	1,992	517	1,844	(2,057)	2,296

Income tax expense (benefit)	277	175	(72)	0	380

Net income	$1,715	$342	$1,916	$(2,057)	$1,916

Total assets	$862,066	$5,502	$82,500	$(83,187)	$866,881

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

Note 10. Commitments and Contingencies
There have been no material changes in the Company's commitments and contingencies from those disclosed in the Company's 2013 annual report on Form 10-K.  During the second quarter of 2014 the Company completed construction on expanding a branch office into the Company's new corporate headquarters.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability including the focus on reducing time deposits, the net interest margin, strategies for managing the net interest margin and the expected impact of such efforts, liquidity, levels of cash and cash equivalents, the loan portfolio and expected trends in the quality of the loan portfolio, the allowance and provision for loan losses, the securities portfolio, interest rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, noninterest expense (and components of noninterest expense), the impact of fee refunds to customers, noninterest income (and components of noninterest income), income taxes, expected impact of efforts to restructure the balance sheet, expected yields on the loan and securities portfolios, expected rates on interest-bearing liabilities, market risk, expected effects of the federal government's automatic spending cuts (commonly known as sequestration), business and growth strategies, investment strategy and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates and yields; national and local economic conditions; the effects of the sequestration or other federal budget cuts, particularly to the Department of Defense, on economic conditions in the Company's market areas; the quality or composition of the loan or investment portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and charge-offs; the ability of the Company to diversify its sources of noninterest income; the effect of the Company's sales training efforts for branch staff; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; FDIC premiums and/or assessments; penalties paid if the Company were to prepay its FHLB advance; demand for loan and other banking products; levels of noninterest income and expense; deposit flows; competition; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

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

Critical Accounting Policies and Estimates
As of June 30, 2014, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2013 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses.  The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2013 annual report on Form 10-K.

Earnings Summary
Net income for the first half of 2014 was $2.1 million, or $0.42 per diluted share, compared to net income of $1.9 million, or $0.39 per diluted share, for the first half of 2013. This 8.46% increase is primarily attributable to lower interest expense and a reduced provision for loan losses, partially offset by higher noninterest expenses. Net income was also increased by a shift in the investment portfolio toward tax-exempt securities, which reduced income tax expense when comparing the first two quarters of 2014 and 2013. Old Point also took advantage of several tax credits during the first half of 2014; together, the tax credits and shift in the securities portfolio reduced income tax expense by 56.32% compared to the first half of 2013.

In the second quarter of 2014, net income was $1.1 million or $0.22 per diluted share, compared to $1.0 million or $0.21 per diluted share in the second quarter of 2013.  As in the six month period discussed above, lower interest expense, a reduced provision for loan losses and lower income tax expense were the main drivers of improved profitability.  A small increase in interest income, due to growth in the loan portfolio, also improved income when comparing the second quarter of 2014 to the same period in 2013.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. To fund the loan growth experienced in 2013 and the first half of 2014, the Company reduced its securities portfolio by deciding not to reinvest proceeds from paydowns on and sales of mortgage-backed securities. This change in the mix of earning assets, from lower-yielding securities to higher-yielding loans, resulted in an increase in the net interest margin to 3.48% in the first six months of 2014, compared to 3.19% in the same period of 2013.

Net interest income, on a fully tax-equivalent basis, was $6.8 million in the second quarter of 2014, an increase of $345 thousand from the second quarter of 2013, due to an increase in tax-equivalent interest income of $130 thousand and a decrease in interest expense of $215 thousand. For the six months ended June 30, 2014, tax-equivalent net interest income was $13.5 million, compared to $13.0 million for the six months ended June 30, 2013. Similar to trends seen when comparing the three months ended June 30, 2014 and 2013, the increase in net interest income during the first six months of 2014 as compared to the same period in 2013 was the result of both increases in tax-equivalent interest income and decreases in interest expense.

During the three and six months ended June 30, 2014, the yield on average earning assets increased by 25 and 20 basis points respectively, over the comparable periods in 2013.  These increases were due to the reallocation of earning assets from securities to loans, as discussed above. In addition, yields on securities increased by 37 and 40 basis points in the three and six months ended June 30, 2014 when compared to the same periods in 2013.  Yields on securities increased as prepayment speeds slowed over the second half of 2013 and the first half of 2014.

At the same time that the average yields on earning assets were increasing, the average cost of funding liabilities decreased, lowering interest expense.  To manage the net interest margin in the current low rate environment, the Company focused on building customer relationships to attract low-cost deposit accounts. Over the past year, higher-cost funds such as time deposits were allowed to mature without being renewed, and the Company implemented below-market pricing strategies with regard to rates paid on higher-cost time deposits accounts. The Company also took out two short-term FHLB advances during the second quarter, both of which had rates below 30 basis points, which further reduced the cost of funds.

Average earning assets decreased $36.5 million during the second quarter of 2014 and $38.8 million during the first half of 2014, when compared to the same periods of 2013. Although average loans grew significantly over these periods, the investment portfolio declined at a faster rate as costlier liabilities were allowed to mature, which resulted in less excess liquidity for the Company to deploy through the investment portfolio..

The yield on average loans and cost of average interest-bearing liabilities both decreased due to persistent low rates set by the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through June 30, 2014. As higher-yielding loans and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding loans and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow as a high percentage of the Company's interest-bearing liabilities have already re-priced. Management also believes that the average yield on loans will continue to decline due to increased competition for loans in the Company's markets, and as loans are renewed or refinanced at lower current market rates.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the three months ended June 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(dollars in thousands)
ASSETS
Loans*	$512,702	$6,130	4.78%	$462,256	$5,899	5.10%
Investment securities:
Taxable	178,479	962	2.16%	265,181	1,253	1.89%
Tax-exempt*	74,258	645	3.47%	45,720	435	3.81%
Total investment securities	252,737	1,607	2.54%	310,901	1,688	2.17%
Interest-bearing due from banks	1,119	0	0.00%	28,995	19	0.26%
Federal funds sold	1,296	0	0.00%	1,784	1	0.22%
Other investments	2,977	26	3.49%	3,411	26	3.05%
Total earning assets	770,831	$7,763	4.03%	807,347	$7,633	3.78%
Allowance for loan losses	(6,935)			(7,417)
Other nonearning assets	102,709			85,479
Total assets	$866,605			$885,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$12,270	$2	0.07%	$11,700	$1	0.03%
Money market deposit accounts	213,141	41	0.08%	194,811	53	0.11%
Savings accounts	71,788	9	0.05%	61,731	15	0.10%
Time deposits, $100,000 or more	108,862	274	1.01%	128,465	369	1.15%
Other time deposits	130,023	321	0.99%	160,595	427	1.06%
Total time and savings deposits	536,084	647	0.48%	557,302	865	0.62%
Federal funds purchased, repurchase
agreements and other borrowings	31,036	8	0.10%	30,860	7	0.09%
Federal Home Loan Bank advances	28,956	307	4.24%	25,000	305	4.88%
Total interest-bearing liabilities	596,076	962	0.65%	613,162	1,177	0.77%
Demand deposits	183,227			180,838
Other liabilities	2,437			3,095
Stockholders' equity	84,865			88,314
Total liabilities and stockholders' equity	$866,605			$885,409
Net interest margin		$6,801	3.53%		$6,456	3.20%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

	For the six months ended June 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
			(dollars in thousands)
ASSETS
Loans*	$506,997	$12,130	4.79%	$462,759	$11,916	5.15%
Investment securities:
Taxable	181,255	1,967	2.17%	275,152	2,577	1.87%
Tax-exempt*	74,440	1,295	3.48%	42,919	836	3.90%
Total investment securities	255,695	3,262	2.55%	318,071	3,413	2.15%
Interest-bearing due from banks	2,859	3	0.21%	26,467	33	0.25%
Federal funds sold	5,283	5	0.19%	1,857	1	0.11%
Other investments	3,022	57	3.77%	3,492	44	2.52%
Total earning assets	773,856	$15,457	3.99%	812,646	$15,407	3.79%
Allowance for loan losses	(6,966)			(7,414)
Other nonearning assets	101,324			84,136
Total assets	$868,214			$889,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$12,053	$3	0.05%	$11,370	$3	0.05%
Money market deposit accounts	211,931	95	0.09%	194,956	124	0.13%
Savings accounts	69,760	25	0.07%	59,885	29	0.10%
Time deposits, $100,000 or more	110,802	595	1.07%	131,712	765	1.16%
Other time deposits	134,044	649	0.97%	164,847	885	1.07%
Total time and savings deposits	538,590	1,367	0.51%	562,770	1,806	0.64%
Federal funds purchased, repurchase
agreements and other borrowings	33,806	17	0.10%	31,628	19	0.12%
Federal Home Loan Bank advances	26,989	609	4.51%	25,000	607	4.86%
Total interest-bearing liabilities	599,385	1,993	0.67%	619,398	2,432	0.79%
Demand deposits	183,048			178,556
Other liabilities	2,297			2,993
Stockholders' equity	83,484			88,421
Total liabilities and stockholders' equity	$868,214			$889,368
Net interest margin		$13,464	3.48%		$12,975	3.19%

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

The provision for loan losses was $350 thousand in the first six months of 2014, as compared to $500 thousand in the first six months of 2013. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses.  The lower provision in the first half of 2014, as compared to the provision for the first half of 2013, was mainly due to a large recovery in the second quarter of 2014 on a real estate mortgage loan that was charged off in 2004.

Net loans charged off were $205 thousand for the first six months of 2014 as compared to $528 thousand for the first six months of 2013. On an annualized basis, net loans charged off were 0.08% of total loans for the first half of 2014 compared with 0.22% for the same period in 2013.  Management believes that net loan charge-offs in future quarters will be higher than what was experienced in the first half of 2014, due to the unusually large recovery received in the second quarter of 2014.  At the same time, management does not expect that net charge-offs in future periods will be as high as those experienced during the recession of 2008 and 2009 and its aftermath. Net charge-offs in future periods are expected to be closer to long-term historical averages unless national and local economic conditions do not continue to improve. Sequestration did have in 2013, and could have in 2014 and beyond, an impact on federal military and defense spending and could have a dramatic negative effect on the local economy. Possible future reductions in military and defense spending could cause higher local unemployment, which would likely cause an increase in nonperforming assets as individuals struggle to make loan payments.  Increased nonperforming assets could cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision and reductions in interest-accruing loans.

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

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	June 30,	December 31,	Increase
	2014	2013	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$0	$149	$(149)
Real estate-construction	2,382	2,545	(163)
Real estate-mortgage (1)	8,159	8,630	(471)
Consumer loans	44	0	44
Total nonaccrual loans	$10,585	$11,324	$(739)

Loans past due 90 days or more and accruing interest
Commercial	$10	$0	$10
Real estate-construction	67	0	67
Real estate-mortgage (1)	53	527	(474)
Consumer loans	861	5	856
Other	5	14	(9)
Total loans past due 90 days or more and accruing interest	$996	$546	$450

Restructured loans
Real estate-construction	103	0	103
Real estate-mortgage (1)	$12,328	$12,076	$252
Consumer loans	14	15	(1)
Total restructured loans	$12,445	$12,091	$354
Less nonaccrual restructured loans (included above)	3,628	3,630	(2)
Less restructured loans currently in compliance (2)	8,817	8,461	356
Net nonperforming, accruing restructured loans	$0	$0	$0

Other real estate owned
Construction, land development, and other land	$2,670	2,783	$(113)
1-4 family residential properties	1,259	457	802
Nonfarm nonresidential properties	1,734	2,289	(555)
Former branch sites	886	886	-
	$6,549	$6,415	$134

Total nonperforming assets	$18,130	$18,285	$(155)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) As of June 30, 2014 and December 31, 2013, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of June 30, 2014 were $18.1 million, $155 thousand lower than nonperforming assets as of December 31, 2013. Nonaccrual loans decreased $739 thousand when comparing the balances as of June 30, 2014 to December 31, 2013, due primarily to improvements in asset quality. Loans past due 90 days or more and accruing interest increased $450 thousand.  However, as of June 30, 2014, $861 thousand of the $996 thousand of loans past due 90 days or more and accruing interested were student loans on which the Company expects to experience minimal losses. Because the government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal balance of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Total restructured loans increased by $354 thousand as the Company continued to work with troubled borrowers.  All accruing TDRs are performing in accordance with their modified terms.  OREO increased by $134 thousand during the first half of 2014, primarily due to additional foreclosures on 1 – 4 family residential property.  The decreases in nonfarm, nonresidential properties and in construction, land development, and other land were mainly due to sales of these types of properties. The former branch sites included in OREO are also listed for sale.

The majority of the balance of nonaccrual loans at June 30, 2014 was related to a few large credit relationships. Of the $10.6 million of nonaccrual loans at June 30, 2014, $8.6 million or approximately 81.25% was comprised of three credit relationships: $3.4 million, $2.8 million, and $2.4 million.  On July 11, 2014, the $2.8 million credit relationship was paid in full.

The loans that make up the nonaccrual balance have been written down to their net realizable value.  If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, the majority of the nonaccrual loans were collateralized by real estate at June 30, 2014 and December 31, 2013. The increase in TDRs between December 31, 2013 and June 30, 2014 was due to the Company's efforts to modify problem credits to assist borrowers and return the loans to performing status.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. The quality of the Company's loan portfolio has continued to improve over the past few years, with nonperforming assets generally stabilizing as troubled borrowers' finances have improved and troubled loans have been charged off or sold. Management remains cautious about the future and is well aware that if the economy does not continue to improve, or if the sequestration continues to negatively impact federal military and defense spending in the Company's service area, nonperforming assets could increase in future periods. As was seen in prior years, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, and lower levels of accruing loans, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

As of June 30, 2014, the allowance for loan losses was 38.48% of nonperforming assets and 60.24% of nonperforming loans, compared to 37.36% and 57.55% as of December 31, 2013. The asset quality of the loan portfolio as detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q reflects the broad improvement during the first half of 2014 of the Company's loan portfolio asset quality across all internally assigned risk grades. However, the possible negative consequences of sequestration on local economic conditions continue to concern management. The allowance for loan losses was 1.34% and 1.36% of total loans on June 30, 2014 and December 31, 2013, respectively.

Allowance for Loan Losses
The allowance for loan losses is based on several components. The first component of the allowance for loan losses is determined based on specifically identified loans that may become impaired. These loans are individually analyzed for impairment and include nonperforming loans and both performing and nonperforming TDRs. This component may also include loans considered impaired for other reasons, such as outdated financial information on the borrower or guarantors or financial problems of the borrower, including operating losses, marginal working capital, inadequate cash flow, or business interruptions. Changes in TDRs and nonperforming loans affect the dollar amount of the allowance. Increases in the impairment allowance for TDRs and nonperforming loans are reflected as an increase in the allowance for loan losses except in situations where the TDR or nonperforming loan does not require a specific allocation (i.e. the present value of expected future cash flows or the collateral value is considered sufficient).

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2014 and December 31, 2013, the impaired loan component of the allowance for loan losses amounted to $820 thousand and $1.7 million, respectively. The drop in this component was due to the resolution of one loan during the first quarter of 2014 that had a large impairment before the resolution.

Historical loss is the second component of the allowance for loan losses. The calculation of the historical loss component is conducted on loans evaluated collectively for impairment and uses migration analysis on pooled segments based on the loan classification pursuant to FDIC call report instructions applicable to the Bank.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due.  All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of June 30, 2014 and December 31, 2013, the Company had no loans in these categories.

Prior to 2011, the historical loss component was generally based on loan losses experienced during the previous four years. Beginning in 2011 through September 30, 2013, the historical loss was based on the past eight quarters, which management believed better reflected the risk related to each segment of the loan portfolio in the economic environment at that time. With the December 31, 2013 and June 30, 2014 calculations, the historical loss was based on the past nine quarters and the past eleven quarters, respectively. Each quarter, management evaluates the historical period used to ensure that it provides the most appropriate reflection of risk related to the current loan portfolio.

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. On a combined basis, the historical loss and qualitative factor components amounted to $6.2 million and $5.1 million as of June 30, 2014 and December 31, 2013, respectively. The major reasons for the increase in this component when comparing the allowance calculation as of June 30, 2014 to the allowance calculation as of December 31, 2013 are growth in the loan portfolio and higher historical loss rates due to the expanded migration period.

Migration analysis follows a loan over a set number of quarters to monitor its performance and provide more accurate information about the probability of default for loans that are currently performing.  Adding additional quarters to the migration analysis extends the period over which the loan could cease to perform, increasing the number of loans that default and thus also increasing the historical loss rates.  When first converting to migration analysis, management elected to use an eight-quarter migration period to match the eight-quarter loss history that was used previously.

As a result of management's analysis, the Company added, through the provision, $350 thousand to the allowance for loan losses for the six months ended June 30, 2014. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. If the sequestration results in increased historical loss rates, increases in impairment analyses or changes in certain qualitative factors related to the economic conditions, the current level of the allowance for loan losses may be insufficient and increases in the allowance may be needed.

Noninterest Income
Noninterest income was $3.2 million and $6.3 million in the three and six months ended June 30, 2014, down 4.02% and 1.30% respectively when compared to the same periods in 2013. In both the quarterly and year-to-date periods, significant reductions in income from Old Point Mortgage and smaller decreases in income from fiduciary activities offset increases in income from other service charges, commissions and fees.

Other service charges, commissions and fees increased 14.14% and 12.54% in the three and six months ended June 30, 2014, to $1.0 million and $2.0 million respectively, as compared the the same periods in 2013. This increase was mainly due to income from securities brokerage sales and income generated by Penact Associates, Incorporated (Penact), a company that provides administrative and valuation services for retirement plans.  Trust acquired Penact in the fourth quarter of 2013.

Income from Old Point Mortgage (OPM), a joint venture of the Company, decreased $212 thousand and $273 thousand in the three and six months ended June 30, 2014 when compared to the three and six months ended June 30, 2013.  OPM income was elevated in the second quarter of 2013 by the recognition of fair value accounting.  In addition, income has been elevated in recent years by a large number of refinancings driven by low interest rates.  By the end of 2013, most eligible borrowers in OPM's market areas who were interested in refinancing their mortgage loans had completed a refinancing in the low rate environment, and subsequent rate increases have suppressed refinancing activity during 2014.

Income from fiduciary activities decreased $73 thousand in the second quarter and $18 thousand in the first six months of 2014, when compared to the same periods in 2013, due to Trust's determination that certain customer fees had been inadvertently charged. The Company recognized an adjustment in the financial statements for the second quarter of 2014. The adjustment reduced noninterest income by $135 thousand in the second quarter of 2014. The affected customers were credited in the third quarter of 2014.  Other than the impact of the inadvertent fee charges, other income from fiduciary activities has increased during the three and six months ended June 30, 2014 as compared to the same periods in 2013, and management expects this positive trend to continue through the remainder of 2014.

Noninterest Expense
Noninterest expense increased $417 thousand and $455 thousand when comparing the three and six months ended June 30, 2014 to the same periods in 2013.  The largest increases were in salaries and employee benefits and occupancy and equipment expenses.  Salaries and employee benefits increased $176 thousand and $108 thousand for the second quarter and first half of 2014, compared to the same periods in 2013. This increase was partially due to an increase in the cost of employer-provided medical insurance.  This expense was also increased by the addition of four employees when Trust acquired Penact in the fourth quarter of 2013.

Occupancy and equipment expenses increased 11.68% and 5.84% in the three and six months ended June 30, 2014, when compared to the same periods in 2013.  In the second quarter of 2014, the Company finished its expansion of a branch office into its new corporate headquarters, and the building was recorded on the Company's balance sheet with a book value of $14.1 million.  The completion of this building increased depreciation, utilities and real estate taxes.

While many categories of noninterest expense increased, loss (gain) on write-down/sale of other real estate owned decreased for both the three and six months ended June 30, 2014 when compared to the same periods in 2013, by $104 thousand and $147 thousand respectively. In the second quarter of 2014, the Company recorded a large gain on the sale of a property that had been written down in 2008.

For both the three and six months ended June 30, 2014, compared to the same periods in 2013, nearly all other categories of noninterest expense increased, although no increase individually was significant beyond those previously discussed. Moderate increases were seen in other outside service fees, employee professional development and capital stock tax.  Outside service fees increased due to fees paid for the servicing of the Company's purchased student loan portfolio and due to additional fees paid for information technology support.  Employee professional development increased as the Company provided sales training for all branch staff, to improve future revenues.

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

Balance Sheet Review
Assets as of June 30, 2014 were $860.9 million, a decrease of $3.4 million or 0.39% when compared to assets as of December 31, 2013.  Loan demand continued to improve in the second quarter of 2014, with net loans increasing $18.8 million or 3.81% between December 31, 2013 and June 30, 2014. Loan demand showed the most significant improvement during the first half of 2014 in the commercial and equity lines of credit sub-segments of the Company's mortgage loans on real estate portfolio, due to increased sales efforts and the Bank's equity-line campaign. This loan growth was funded by reductions in the investment securities portfolio and cash and cash equivalents, and an additional Federal Home Loan Bank (FHLB) advance. As loans generally bear higher rates of interest than investment securities, the shift in the mix of earning assets should provide additional increases to the net interest margin in subsequent quarters.

To manage its net interest margin, the Company continued to focus on reducing higher-cost time deposits by generally lowering deposit rates and allowing most time deposit categories to shrink through attrition.  Rates on certain time products were set at or above current average rates in the Company's market in order to manage interest rate risk.  At the same time, rates paid on most of the Company's other deposit products remain low.  The Company's loan-to-deposit ratio is still well below regulatory limits, and rates on short-term FHLB advances continue to be more favorable than rates on time deposits.  As a result, time deposits decreased $18.0 million from $256.8 million on December 31, 2013 to $238.8 million at June 30, 2014. Over the same period, FHLB advances increased by $5.0 million, as the Company took out two short-term advances totaling $10.0 million during the second quarter of 2014, repaying one $5.0 million advance during the same quarter. Noninterest-bearing deposits and lower cost savings deposits continue to grow. Noninterest-bearing deposits increased $2.8 million or 1.51% in the first half of 2014 and savings deposits grew $6.4 million or 2.24% in the same period.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of June 30, 2014.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of June 30, 2014
(dollars in thousands)

	Amount	Percent
Subprime	$20,366	17.14%
Non-subprime	98,477	82.86%
	$118,843	100.00%

Total loans	$519,662

Percentage of Real Estate-Secured Subprime Loans to Total Loans
		3.92%

In addition to the subprime loans secured by real estate discussed above, as of June 30, 2014, the Company had an additional $1.3 million in subprime consumer loans that were either not government guaranteed, were unsecured or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of June 30, 2014 were $21.7 million, amounting to 4.17% of the Company's total loans at June 30, 2014.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first six months of 2014 were $868.2 million compared to $889.4 million for the first six months of 2013, a decrease of $21.2 million or 2.38%. Average investment securities decreased by $62.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, due to actions taken in 2013 by management to reduce the available-for-sale securities portfolio's exposure to interest rate risk, as well as due to normal principal payments on the mortgage-backed securities portfolio.  The Company elected not to reinvest the prepayments on the mortgage-backed securities portfolio, instead using these payments to fund loan portfolio growth. Comparing the first half of 2013 to the first half of 2014, lower yielding balances held in investment securities and interest-bearing due from banks moved to higher yielding loans.  Average loans increased $44.2 million when comparing average loans for the first six months of 2014 to the same period in 2013. Similar changes were seen when comparing the second quarter of 2014 to the second quarter of 2013, with average investment securities decreasing $58.2 million and average loans increasing $50.4 million.

Capital Resources
Total stockholders' equity as of June 30, 2014 was $86.0 million, an increase of $5.2 million or 6.47% from $80.8 million at December 31, 2013. The decrease in the 10-year Treasury rate during the first half of 2014 had a positive effect on the accumulated other comprehensive loss component of stockholders' equity, as unrealized losses on available-for-sale securities, net of tax, are reported in this section of the balance sheet. At June 30, 2014, the unrealized loss on available-for-sale securities component of stockholders' equity was an unrealized loss of $1.8 million, compared to an unrealized loss of $5.3 million as of December 31, 2013. Because the Company does not intend to sell, and management believes it is unlikely that the Company will be required to sell, the investments before recovery of their amortized cost, the Company does not consider the investments to be other-than-temporarily impaired.

Under currently applicable banking regulations, total capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios at June 30, 2014. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2014
	Regulatory	June 30, 2014
	Minimums
Tier 1 Leverage	4.00%	10.69%
Tier 1	4.00%	14.27%
Total Capital	8.00%	15.34%

Book value per share was $17.34 at June 30, 2014 as compared to $16.64 at June 30, 2013. Cash dividends were $595 thousand or $0.12 per share in the first half of 2014 and $496 thousand or $0.10 per share in the first half of 2013.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the second quarter of 2014, the Company had $226.8 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the second quarter of 2014, the Company had $50.0 million available in federal funds lines to handle any short-term borrowing needs.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of June 30, 2014, the Bank's unpledged, available-for-sale securities totaled $111.6 million. The Company's primary external source of liquidity is advances from the FHLB.

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

As of June 30, 2014, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2013 annual report on Form 10-K. During the second quarter of 2014 the Company completed construction on expanding a branch office into the Company's new corporate headquarters.

Off-Balance Sheet Arrangements
As of June 30, 2014, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2013 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2014. It should be noted, however, that non-maturing deposit liabilities, which consist of money market, savings and interest-bearing and noninterest-bearing checking accounts, are less interest sensitive than other market driven deposits. At June 30, 2014, non-maturing deposit liabilities totaled $477.8 million or 66.68% of total deposit liabilities.

In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is only slightly liability sensitive at the one-year time frame as of June 30, 2014.

When the Company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets (depending on the optionality or prepayment speeds of the assets).  Conversely, if interest rates rise, net interest income should decline.  When the Company is asset sensitive, net interest income should improve if interest rates rise and fall if rates fall.

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a "static" test to measure the effects of changes in interest rates on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the rate change by re-pricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at June 30, 2014. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate 0.30% annual decrease in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate 0.43% annual increase in net interest income and that a 100 basis point ramped rise in rates would cause an approximate 0.41% increase in net interest income. Despite its slightly liability-sensitive position, the optionality in the Company's balance sheet forecasts an increase in net interest income if rates rise.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended June 30, 2014, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended June 30, 2014, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

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

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2014), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 12, 2014	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 12, 2014	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)