Form 10-Q/A
period 2014-06-30
OLD POINT FINANCIAL CORP
filed 2014-08-13
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-Q/A to amend the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as originally filed with the Securities and Exchange Commission on August 12, 2014 (the “Original Form 10-Q”): Items formatted in Extensible Business Reporting Language (XBRL). No other sections were affected.