Form 10-Q
period 2014-09-30
OLD POINT FINANCIAL CORP
filed 2014-11-07
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of October 31, 2014

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(dollars in thousands except per share data)
	(unaudited)
Assets

Cash and due from banks	$25,025	$11,802
Interest-bearing due from banks	465	18,045
Federal funds sold	1,647	1,478
Cash and cash equivalents	27,137	31,325
Securities available-for-sale, at fair value	142,413	155,639
Securities held-to-maturity (fair value approximates $95,029 and $97,453)	91,810	96,847
Restricted securities	2,293	2,378
Loans, net of allowance for loan losses of $7,025 and $6,831	518,265	493,868
Premises and equipment, net	42,388	40,546
Bank-owned life insurance	23,323	22,673
Other real estate owned, net of valuation allowance of $2,489 and $2,775	5,420	6,415
Other assets	12,307	14,597
Total assets	$865,356	$864,288

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$183,326	$182,513
Savings deposits	303,223	286,085
Time deposits	228,955	256,807
Total deposits	715,504	725,405
Overnight repurchase agreements	30,151	31,175
Term repurchase agreements	412	411
Federal Home Loan Bank advances	30,000	25,000
Accrued expenses and other liabilities	2,361	1,536
Total liabilities	778,428	783,527

Commitments and contingencies	0	0

Stockholders' equity:
Common stock, $5/share par value, 10,000,000 shares authorized;4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	52,204	50,376
Accumulated other comprehensive loss, net	(6,463)	(10,802)
Total stockholders' equity	86,928	80,761
Total liabilities and stockholders' equity	$865,356	$864,288

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$6,228	$5,884	$18,343	$17,783
Interest on due from banks	1	36	4	69
Interest on federal funds sold	0	0	5	1
Interest on securities:
Taxable	848	950	2,815	3,526
Tax-exempt	425	369	1,280	921
Dividends and interest on all other securities	25	25	82	69
Total interest and dividend income	7,527	7,264	22,529	22,369

Interest Expense:
Interest on savings deposits	52	71	175	227
Interest on time deposits	580	757	1,824	2,407
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	7	7	24	26
Interest on Federal Home Loan Bank advances	312	309	921	916
Total interest expense	951	1,144	2,944	3,576
Net interest income	6,576	6,120	19,585	18,793
Provision for loan losses	450	300	800	800
Net interest income, after provision for loan losses	6,126	5,820	18,785	17,993

Noninterest Income:
Income from fiduciary activities	865	868	2,613	2,634
Service charges on deposit accounts	1,059	1,082	3,089	3,115
Other service charges, commissions and fees	1,013	880	3,006	2,651
Income from bank-owned life insurance	216	215	649	647
Income (loss) from Old Point Mortgage	(3)	99	28	403
Loss on sale of available-for-sale securities, net	0	(5)	(7)	(26)
Other operating income	45	57	132	170
Total noninterest income	3,195	3,196	9,510	9,594

Noninterest Expense:
Salaries and employee benefits	4,994	4,555	14,828	14,281
Occupancy and equipment	1,287	1,101	3,606	3,292
Data processing	422	412	1,278	1,247
FDIC insurance	177	172	544	529
Customer development	215	186	614	597
Legal and audit expenses	170	156	447	391
Other outside service fees	146	113	417	322
Employee professional development	178	142	566	455
Marketing and advertising	85	53	336	300
Postage and courier	115	120	349	363
Stationery and supplies	96	111	333	327
Capital stock tax	126	105	387	297
ATM and check losses	115	108	309	247
Loss on write-down/sale of other real estate owned	374	65	431	269
Other operating expenses	218	378	1,003	1,134
Total noninterest expense	8,718	7,777	25,448	24,051
Income before income taxes	603	1,239	2,847	3,536
Income tax expense (benefit)	(89)	203	77	583
Net income	$692	$1,036	$2,770	$2,953

Basic earnings per share
Average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.14	$0.21	$0.56	$0.60

Diluted earnings per share
Average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.14	$0.21	$0.56	$0.60

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited, dollars in thousands)
Net income	$692	$1,036	$2,770	$2,953
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities	444	(3,125)	3,928	(11,348)
Amortization of unrealized losses on securities transferred to held-to-maturity	152	45	411	45
Other comprehensive income (loss)	596	(3,080)	4,339	(11,303)
Comprehensive income (loss)	$1,288	$(2,044)	$7,109	$(8,350)

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited, dollars in thousands except per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
NINE MONTHS ENDED SEPTEMBER 30, 2014

Balance at beginning of period	4,959,009	$24,795	$16,392	$50,376	$(10,802)	$80,761
Net income	0	0	0	2,770	0	2,770
Other comprehensive income, net of tax	0	0	0	0	4,339	4,339
Cash dividends ($0.19 per share)	0	0	0	(942)	0	(942)

Balance at end of period	4,959,009	$24,795	$16,392	$52,204	$(6,463)	$86,928

NINE MONTHS ENDED SEPTEMBER 30, 2013

Balance at beginning of period	4,959,009	$24,795	$16,392	$48,305	$(192)	$89,300
Net income	0	0	0	2,953	0	2,953
Other comprehensive loss, net of tax	0	0	0	0	(11,303)	(11,303)
Cash dividends ($0.16 per share)	0	0	0	(793)	0	(793)

Balance at end of period	4,959,009	$24,795	$16,392	$50,465	$(11,495)	$80,157

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30,	2014	2013
	(unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,770	$2,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,657	1,471
Provision for loan losses	800	800
Net loss on sale of available-for-sale securities	7	26
Net amortization of securities	1,705	1,948
Net (gain) loss on disposal of premises and equipment	(2)	23
Net loss on write-down/sale of other real estate owned	431	269
Income from bank owned life insurance	(649)	(647)
Deferred tax (benefit) expense	173	(58)
Increase in other assets	(241)	(778)
Increase in other liabilities	825	987
Net cash provided by operating activities	7,476	6,994

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(4,243)	(12,742)
Purchases of held-to-maturity securities	0	(25,771)
Proceeds from sales of restricted securities	85	184
Proceeds from maturities and calls of available-for-sale securities	170	10,490
Proceeds from maturities and calls of held-to-maturity securities	300	0
Proceeds from sales of available-for-sale securities	15,182	62,132
Paydowns on available-for-sale securities	7,302	24,392
Paydowns on held-to-maturity securities	4,513	459
Increase in loans made to customers	(26,265)	(11,611)
Proceeds from sales of other real estate owned	1,654	1,386
Purchases of premises and equipment	(3,496)	(7,936)
Net cash provided by (used in) investing activities	(4,798)	40,983

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	813	3,722
Increase in savings deposits	17,138	11,325
Decrease in time deposits	(27,852)	(38,039)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	(1,023)	205
Increase in Federal Home Loan Bank advances	10,000	0
Repayment of Federal Home Loan Bank advances	(5,000)	0
Cash dividends paid on common stock	(942)	(793)
Net cash used in financing activities	(6,866)	(23,580)

Net increase (decrease) in cash and cash equivalents	(4,188)	24,397
Cash and cash equivalents at beginning of period	31,325	42,317
Cash and cash equivalents at end of period	$27,137	$66,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,026	$3,665
Income tax	$360	$550

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$5,951	$(10,962)
Loans transferred to other real estate owned	$1,068	$1,432
Former branch site transferred from fixed assets to foreclosed properties	$0	$506
Book value of equity securities transferred from other assets to available-for-sale	$100	$0
Securities transferred from available-for-sale to held-to-maturity	$0	$68,015
Unrealized loss on transfer date on securities transferred from available-for-sale to held-to-maturity	$0	$(6,232)
Amortization of unrealized loss on securities transferred to held-to-maturity	$622	$68

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at September 30, 2014, the statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and the statements of changes in stockholders' equity and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2013 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2014
Obligations of U.S. Government agencies	$100	$0	$(3)	$97
Obligations of state and political subdivisions	29,678	454	(37)	30,095
Mortgage-backed securities	62,032	2,805	0	64,837
Total	$91,810	$3,259	$(40)	$95,029

December 31, 2013
Obligations of U.S. Government agencies	$400	$1	$(5)	$396
Obligations of state and political subdivisions	30,120	29	(715)	29,434
Mortgage-backed securities	66,327	1,296	0	67,623
Total	$96,847	$1,326	$(720)	$97,453

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2014
Obligations of U.S. Government agencies	$14,816	$237	$(250)	$14,803
Obligations of state and political subdivisions	50,469	451	(735)	50,185
Mortgage-backed securities	75,733	0	(1,782)	73,951
Money market investments	702	0	0	702
Corporate bonds	2,698	3	(13)	2,688
Other marketable equity securities	100	0	(16)	84
Total	$144,518	$691	$(2,796)	$142,413

December 31, 2013
Obligations of U.S. Government agencies	$15,189	$263	$(428)	$15,024
Obligations of state and political subdivisions	51,032	86	(4,018)	47,100
Mortgage-backed securities	94,685	0	(3,935)	90,750
Money market investments	691	0	0	691
Corporate bonds	2,098	1	(25)	2,074
Total	$163,695	$350	$(8,406)	$155,639

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

The Company has not recorded impairment charges through income on securities for the three or nine months ended September 30, 2014 or the year ended December 31, 2013.

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

	September 30, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$0	$0	$250	$4,219	$250	$4,219	1
Obligations of state and political subdivisions	1	1,433	734	23,560	735	24,993	44
Mortgage-backed securities	111	12,554	1,671	61,397	1,782	73,951	10
Corporate bonds	3	796	10	790	13	1,586	12
Total debt securities	115	14,783	2,665	89,966	2,780	104,749	67
Other marketable equity securities	16	84	0	0	16	84	1
Total securities available-for-sale	$131	$14,867	$2,665	$89,966	$2,796	$104,833	68

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$3	$97	$3	$97	1
Obligations of state and political subdivisions	0	0	37	2,676	37	2,676	5
Total securities held-to-maturity	$0	$0	$40	$2,773	$40	$2,773	6

Total securities	$131	$14,867	$2,705	$92,739	$2,836	$107,606	74

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$0	$0	$428	$4,403	$428	$4,403	1
Obligations of state and political subdivisions	3,246	36,235	772	6,450	4,018	42,685	82
Mortgage-backed securities	3,321	81,664	614	9,086	3,935	90,750	12
Corporate bonds	19	1,279	6	295	25	1,574	12
Total securities available-for-sale	$6,586	$119,178	$1,820	$20,234	$8,406	$139,412	107

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$5	$95	$5	$95	1
Obligations of state and political subdivisions	715	23,765	0	0	715	23,765	50
Total securities held-to-maturity	$715	$23,765	$5	$95	$720	$23,860	51

Total securities	$7,301	$142,943	$1,825	$20,329	$9,126	$163,272	158

Certain investments within the Company's portfolio had unrealized losses at September 30, 2014 and December 31, 2013, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2014 or December 31, 2013.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$89,267	$84,500
Commercial	288,027	287,071
Construction	12,332	14,505
Second mortgages	13,292	13,232
Equity lines of credit	40,850	32,163
Total mortgage loans on real estate	443,768	431,471
Commercial loans	35,574	30,702
Consumer loans	19,176	19,791
Other	26,772	18,735
Total loans	525,290	500,699
Less: Allowance for loan losses	(7,025)	(6,831)
Loans, net of allowance and deferred fees	$518,265	$493,868

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $629 thousand and $641 thousand at September 30, 2014 and December 31, 2013, respectively.

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

The Company's internally assigned risk grades are as follows:
·	Pass: Loans are of acceptable risk.
·	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.
·	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.
·	Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.
·	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of September 30, 2014
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$87,346	$0	$1,921	$89,267
Commercial	278,759	4,623	4,645	288,027
Construction	9,449	0	2,883	12,332
Second mortgages	13,132	0	160	13,292
Equity lines of credit	40,162	0	688	40,850
Total mortgage loans on real estate	428,848	4,623	10,297	443,768
Commercial loans	33,539	1,990	45	35,574
Consumer loans	19,152	0	24	19,176
Other	26,772	0	0	26,772
Total	$508,311	$6,613	$10,366	$525,290

Credit Quality Information As of December 31, 2013
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$78,612	$1,167	$4,721	$84,500
Commercial	274,749	5,693	6,629	287,071
Construction	10,319	640	3,546	14,505
Second mortgages	12,994	0	238	13,232
Equity lines of credit	31,690	0	473	32,163
Total mortgage loans on real estate	408,364	7,500	15,607	431,471
Commercial loans	30,164	319	219	30,702
Consumer loans	19,723	0	68	19,791
Other	18,735	0	0	18,735
Total	$476,986	$7,819	$15,894	$500,699

As of September 30, 2014 and December 31, 2013 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of September 30, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$739	$210	$655	$1,604	$87,663	$89,267	$0
Commercial	0	641	355	996	287,031	288,027	0
Construction	0	0	2,883	2,883	9,449	12,332	0
Second mortgages	0	0	61	61	13,231	13,292	61
Equity lines of credit	0	0	0	0	40,850	40,850	0
Total mortgage loans on real estate	739	851	3,954	5,544	438,224	443,768	61
Commercial loans	181	0	42	223	35,351	35,574	42
Consumer loans	422	354	1,133	1,909	17,267	19,176	1,133
Other	70	9	4	83	26,689	26,772	4
Total	$1,412	$1,214	$5,133	$7,759	$517,531	$525,290	$1,240
(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal amounts that are 97 - 98% guaranteed by the government.  The past due portion of these guaranteed loans totaled $1.9 million at September 30, 2014.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	September 30, 2014	December 31, 2013
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$995	$4,024
Commercial	4,015	4,606
Construction	2,883	2,545
Total mortgage loans on real estate	7,893	11,175
Commercial loans	0	149
Total	$7,893	$11,324

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Interest income that would have been recorded under original loan terms	$385	$482
Actual interest income recorded for the period	195	95
Reduction in interest income on nonaccrual loans	$190	$387

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

The following table presents TDRs during the period indicated, by class of loan.  The Company did not restructure any loans in the third quarter of 2014.

Troubled Debt Restructurings by Class For the Three Months Ended September 30, 2013
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	3	$488	$488	$487

Troubled Debt Restructurings by Class For the Nine Months Ended September 30, 2014
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2014
Mortgage loans on real estate:
Residential 1-4 family	1	$276	$276	$270
Construction	1	103	103	102
Second mortgages	1	89	89	87
Total	3	$468	$468	$459

Troubled Debt Restructurings by Class For the Nine Months Ended September 30, 2013
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	6	$1,164	$1,164	$1,158
Commercial	1	207	207	200
Total	7	$1,371	$1,371	$1,358

All loans restructured in the first nine months of 2014 and 2013 were given below-market rates for debt with similar risk characteristics.  At September 30, 2014 and December 31, 2013, the Company had no outstanding commitments to disburse additional funds on any TDR.

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

Restructurings that Subsequently Defaulted
For the Three Months Ended September 30, 2014
(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$295

Restructurings that Subsequently Defaulted
For the Three Months Ended September 30, 2013
(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$79

Restructurings that Subsequently Defaulted
For the Nine Months Ended September 30, 2014
(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$389

Restructurings that Subsequently Defaulted
For the Nine Months Ended September 30, 2013
(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$79
Commercial	1,829
Total	$1,908

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

Impaired Loans by Class (in thousands)
	As of September 30, 2014				For the nine months ended September 30, 2014
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,579	$1,976	$499	$46	$4,530	$86
Commercial	12,541	7,041	3,784	183	10,847	345
Construction	3,750	67	2,919	358	2,854	19
Second mortgages	450	222	198	136	457	16
Total mortgage loans on real estate	$19,320	$9,306	$7,400	$723	$18,688	$466
Commercial loans	0	0	0	0	74	0
Consumer loans	14	14	0	0	30	1
Total	$19,334	$9,320	$7,400	$723	$18,792	$467

Impaired Loans by Class (in thousands)
	As of December 31, 2013				For the year ended December 31, 2013
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,713	$1,542	$4,009	$1,383	$5,152	$102
Commercial	12,905	6,882	4,300	307	10,631	591
Construction	3,309	2,545	0	0	2,798	0
Second mortgages	374	296	47	3	462	(19)
Equity lines of credit	0	0	0	0	97	0
Total mortgage loans on real estate	$22,301	$11,265	$8,356	$1,693	$19,140	$674
Commercial loans	150	149	0	0	44	6
Consumer loans	15	0	15	0	17	1
Total	$22,466	$11,414	$8,371	$1,693	$19,201	$681

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

To assess the adequacy of the allowance for loan losses, the Company uses a software program that performs migration analysis on pooled segments by risk grade or by days past due.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades.  The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with more information regarding trends (or migrations) in a particular loan segment. Loans collectively evaluated for impairment are pooled, with a historical loss rate applied to each pool. For the December 31, 2013, March 31, 2014, June 30, 2014, and September 30, 2014 calculations, the historical loss was based on migration analysis of the past nine, ten, eleven, and twelve quarters, respectively.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.0 million adequate to cover loan losses inherent in the loan portfolio at September 30, 2014.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Nine Months Ended September 30, 2014	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$350	$662	$5,357	$294	$168	$6,831
Charge-offs	(286)	(51)	(414)	(136)	(129)	(1,016)
Recoveries	42	8	264	48	48	410
Provision for loan losses	416	335	(108)	15	142	800
Ending balance	$522	$954	$5,099	$221	$229	$7,025
Ending balance individually evaluated for impairment	$0	$358	$365	$0	$0	$723
Ending balance collectively evaluated for impairment	522	596	4,734	221	229	6,302
Ending balance	$522	$954	$5,099	$221	$229	$7,025
Loan Balances:
Ending balance individually evaluated for impairment	$0	$2,986	$13,720	$14	$0	$16,720
Ending balance collectively evaluated for impairment	35,574	9,346	417,716	19,162	26,772	508,570
Ending balance	$35,574	$12,332	$431,436	$19,176	$26,772	$525,290

For the Year Ended December 31, 2013	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$677	$187	$6,179	$204	$77	$7,324
Charge-offs	(200)	(501)	(1,548)	(141)	(316)	(2,706)
Recoveries	76	6	513	111	207	913
Provision for loan losses	(203)	970	213	120	200	1,300
Ending balance	$350	$662	$5,357	$294	$168	$6,831
Ending balance individually evaluated for impairment	$0	$0	$1,693	$0	$0	$1,693
Ending balance collectively evaluated for impairment	350	662	3,664	294	168	5,138
Ending balance	$350	$662	$5,357	$294	$168	$6,831
Loan Balances:
Ending balance individually evaluated for impairment	$149	$2,545	$17,076	$15	$0	$19,785
Ending balance collectively evaluated for impairment	30,553	11,960	399,890	19,776	18,735	480,914
Ending balance	$30,702	$14,505	$416,966	$19,791	$18,735	$500,699

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

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first nine months of 2014.

On March 9, 2008, the Company's 1998 Stock Option Plan expired. Options to purchase 84,335 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at September 30, 2014. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the nine months ended September 30, 2014 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2014	151,335	$21.66
Granted	0	0
Exercised	0	0
Canceled or expired	(67,000)	23.69
Options outstanding, September 30, 2014	84,335	$20.05	3.04	$0
Options exercisable, September 30, 2014	84,335	$20.05	3.04	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. This amount changes based on changes in the market value of the Company's common stock. As of September 30, 2014, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company's common stock.

No options were exercised during the nine months ended September 30, 2014.

As of September 30, 2014, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Note 5. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended September 30,	2014	2013
	(in thousands)
Interest cost	$72	$63
Expected return on plan assets	(89)	(87)
Amortization of net loss	70	77
Net periodic pension plan cost	$53	$53

Nine months ended September 30,	2014	2013
	(in thousands)
Interest cost	$209	$189
Expected return on plan assets	(271)	(264)
Amortization of net loss	180	226
Net periodic pension plan cost	$118	$151

At September 30, 2014, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2014.

Note 6. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	Affected Line Item on Consolidated Statements of Income
	(in thousands)
Available-for-sale securities
Realized losses on sales of securities	$0	$(5)	$(7)	$(26)	Loss on sale of available-for-sale securities, net
Tax benefit	0	(2)	(2)	(9)	Income tax benefit
	$0	$(3)	$(5)	$(17)	Net of tax

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)
Nine Months Ended September 30, 2014

Balance at beginning of period	$(5,317)	$(3,937)	$(1,548)	$(10,802)
Net change for the period	3,928	411	0	4,339
Balance at end of period	$(1,389)	$(3,526)	$(1,548)	$(6,463)

Nine Months Ended September 30, 2013

Balance at beginning of period	$1,992	$0	$(2,184)	$(192)
Net change for the period	(7,235)	(4,068)	0	(11,303)
Balance at end of period	$(5,243)	$(4,068)	$(2,184)	$(11,495)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Nine Months Ended September 30, 2014
	Pretax	Tax Expense (Benefit)	Net-of-Tax
	(in thousands)
Unrealized gains on available-for-sale securities
Unrealized holding gains arising during the period	$5,944	$2,021	$3,923
Less reclassification adjustment for losses recognized in income	(7)	(2)	(5)
Net unrealized gains on securities	5,951	2,023	3,928

Market adjustment on securities transferred to held-to-maturity
Amortization	622	211	411

Total change in accumulated other comprehensive loss	$6,573	$2,234	$4,339

	Nine Months Ended September 30, 2013
	Pretax	Tax Expense (Benefit)	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities
Unrealized holding losses arising during the period	$(10,988)	$(3,736)	$(7,252)
Less reclassification adjustment for losses recognized in income	(26)	(9)	(17)
Net unrealized losses on securities	(10,962)	(3,727)	(7,235)

Market adjustment on securities transferred to held-to-maturity
Unrealized loss transferred	(6,232)	(2,119)	(4,113)
Amortization	68	23	45
Net effect of market adjustment on securities transferred to held-to-maturity	(6,164)	(2,096)	(4,068)

Total change in accumulated other comprehensive loss	$(17,126)	$(5,823)	$(11,303)

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.  The Company did not include an average of 134 thousand and 155 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first nine months of 2014 and 2013, respectively, because they were antidilutive.

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

In August 2014, the FASB issued ASU No. 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure".  The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure.  The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04.  The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern".  This update is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period.  If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2014 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$14,803	$0	$14,803	$0
Obligations of state and political subdivisions	50,185	0	50,185	0
Mortgage-backed securities	73,951	0	73,951	0
Money market investments	702	0	702	0
Corporate bonds	2,688	0	2,688	0
Other marketable equity securities	84	0	84	0
Total available-for-sale securities	$142,413	$0	$142,413	$0

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Obligations of U.S. Government agencies	$15,024	$0	$15,024	$0
Obligations of state and political subdivisions	47,100	0	47,100	0
Mortgage-backed securities	90,750	0	90,750	0
Money market investments	691	0	691	0
Corporate bonds	2,074	0	2,074	0
Total available-for-sale securities	$155,639	$0	$155,639	$0

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

		Carrying Value at September 30, 2014 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$296	$0	$0	$296
Commercial	425	0	0	425
Construction	2,561	0	0	2,561
Second mortgages	62	0	0	62
Total	$3,344	$0	$0	$3,344

Other real estate owned
Residential 1-4 family	$1,231	$0	$0	$1,231
Commercial	746	0	0	746
Construction	2,557	0	0	2,557
Total	$4,534	$0	$0	$4,534

		Carrying Value at December 31, 2013 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$2,455	$0	$0	$2,455
Commercial	800	0	0	800
Second mortgages	44	0	0	44
Total	$3,299	$0	$0	$3,299

Other real estate owned
Residential 1-4 family	$457	$0	$0	$457
Commercial	2,290	0	0	2,290
Construction	2,783	0	0	2,783
Total	$5,530	$0	$0	$5,530

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at September 30, 2014 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$296	Market comparables	Selling costs	0.00%
			Liquidation discount	0.00%
Commercial real estate	$425	Market comparables	Selling costs	0.00%
			Liquidation discount	0.00%
Construction	$2,561	Market comparables	Selling costs	0.00% - 11.25% (0.00%)
Second mortgages	$62	Market comparables	Selling costs	0.00%

Other real estate owned
Residential 1-4 family	$1,231	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Commercial	$746	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Construction	$2,557	Market comparables	Selling costs	6.00% - 10.00% (6.00%)

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2013 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$2,455	Market comparables	Selling costs	3.00% - 7.25% (6.39%)
			Liquidation discount	0.00% - 90.00% (15.56%)
Commercial real estate	$800	Market comparables	Selling costs	7.25%
Second mortgages	$44	Market comparables	Selling costs	7.25%

Other real estate owned
Residential 1-4 family	$457	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Commercial	$2,290	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Construction	$2,783	Market comparables	Selling costs	6.00% - 10.00% (6.00%)

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2014 and December 31, 2013, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2014 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$27,137	$27,137	$0	$0
Securities available-for-sale	142,413	0	142,413	0
Securities held-to-maturity	91,810	0	95,029	0
Restricted securities	2,293	0	2,293	0
Loans, net of allowances for loan losses	518,265	0	0	517,491
Bank owned life insurance	23,323	0	23,323	0
Accrued interest receivable	2,611	0	2,611	0

Liabilities
Deposits	$715,504	$0	$715,947	$0
Overnight repurchase agreements	30,151	0	30,151	0
Term repurchase agreements	412	0	411	0
Federal Home Loan Bank advances	30,000	0	31,774	0
Accrued interest payable	245	0	245	0

		Fair Value Measurements at December 31, 2013 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$31,325	$31,325	$0	$0
Securities available-for-sale	155,639	0	155,639	0
Securities held-to-maturity	96,847	0	97,453	0
Restricted securities	2,378	0	2,378	0
Loans, net of allowances for loan losses	493,868	0	0	494,714
Bank owned life insurance	22,673	0	22,673	0
Accrued interest receivable	2,754	0	2,754	0

Liabilities
Deposits	$725,405	$0	$728,011	$0
Overnight repurchase agreements	31,175	0	31,175	0
Term repurchase agreements	411	0	410	0
Federal Home Loan Bank advances	25,000	0	27,567	0
Accrued interest payable	327	0	327	0

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended September 30, 2014
	(in thousands)
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,515	$13	$777	$(778)	$7,527
Income from fiduciary activities	0	865	0	0	865
Other income	2,110	235	50	(65)	2,330
Total operating income	9,625	1,113	827	(843)	10,722

Expenses
Interest expense	951	0	0	0	951
Provision for loan losses	450	0	0	0	450
Salaries and employee benefits	4,248	639	107	0	4,994
Other expenses	3,453	264	72	(65)	3,724
Total operating expenses	9,102	903	179	(65)	10,119

Income before taxes	523	210	648	(778)	603

Income tax expense (benefit)	(116)	71	(44)	0	(89)

Net income	$639	$139	$692	$(778)	$692

Total assets	$860,577	$5,679	$86,931	$(87,831)	$865,356

	Three Months Ended September 30, 2013
	(in thousands)
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,253	$11	$1,125	$(1,125)	$7,264
Income from fiduciary activities	0	868	0	0	868
Other income	2,229	114	50	(65)	2,328
Total operating income	9,482	993	1,175	(1,190)	10,460

Expenses
Interest expense	1,144	0	0	0	1,144
Provision for loan losses	300	0	0	0	300
Salaries and employee benefits	3,896	553	106	0	4,555
Other expenses	2,976	234	77	(65)	3,222
Total operating expenses	8,316	787	183	(65)	9,221

Income before taxes	1,166	206	992	(1,125)	1,239

Income tax expense (benefit)	178	70	(45)	0	203

Net income	$988	$136	$1,037	$(1,125)	$1,036

Total assets	$871,936	$5,586	$80,161	$(81,126)	$876,557

	Nine Months Ended September 30, 2014
	(in thousands)
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$22,492	$38	$2,929	$(2,930)	$22,529
Income from fiduciary activities	0	2,613	0	0	2,613
Other income	6,222	721	150	(196)	6,897
Total operating income	28,714	3,372	3,079	(3,126)	32,039

Expenses
Interest expense	2,944	0	0	0	2,944
Provision for loan losses	800	0	0	0	800
Salaries and employee benefits	12,538	1,964	326	0	14,828
Other expenses	9,965	786	65	(196)	10,620
Total operating expenses	26,247	2,750	391	(196)	29,192

Income before taxes	2,467	622	2,688	(2,930)	2,847

Income tax expense (benefit)	(53)	212	(82)	0	77

Net income	$2,520	$410	$2,770	$(2,930)	$2,770

Total assets	$860,577	$5,679	$86,931	$(87,831)	$865,356

	Nine Months Ended September 30, 2013
	(in thousands)
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$22,340	$30	$3,182	$(3,183)	$22,369
Income from fiduciary activities	0	2,634	0	0	2,634
Other income	6,647	359	150	(196)	6,960
Total operating income	28,987	3,023	3,332	(3,379)	31,963

Expenses
Interest expense	3,577	0	0	(1)	3,576
Provision for loan losses	800	0	0	0	800
Salaries and employee benefits	12,335	1,621	325	0	14,281
Other expenses	9,117	677	172	(196)	9,770
Total operating expenses	25,829	2,298	497	(197)	28,427

Income before taxes	3,158	725	2,835	(3,182)	3,536

Income tax expense (benefit)	455	246	(118)	0	583

Net income	$2,703	$479	$2,953	$(3,182)	$2,953

Total assets	$871,936	$5,586	$80,161	$(81,126)	$876,557

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability including the focus on reducing time deposits, the net interest margin, strategies for managing the net interest margin and the expected impact of such efforts, liquidity, levels of cash and cash equivalents, the loan portfolio and expected trends in the quality of the loan portfolio, the effect of increases in past due loans in the Company's purchased student loan portfolio, the allowance and provision for loan losses, the securities portfolio, interest rate sensitivity, asset quality, levels of net loan charge-offs and nonperforming assets, noninterest expense (and components of noninterest expense), the impact of fee refunds to customers, noninterest income (and components of noninterest income), income taxes, expected impact of efforts to restructure the balance sheet, expected yields on the loan and securities portfolios, expected rates on interest-bearing liabilities, market risk, expected effects of the federal government's automatic spending cuts (commonly known as sequestration), business and growth strategies, investment strategy and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates and yields; national and local economic conditions, including unemployment levels; the effects of the sequestration or other federal budget cuts, particularly to the Department of Defense, on economic conditions in the Company's market areas; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets; amounts of charge-offs and recoveries; the ability of the Company to diversify its sources of noninterest income; the effect of the Company's sales training efforts for branch staff; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; FDIC premiums and/or assessments; penalties paid if the Company were to prepay its FHLB advance; demand for loan and other banking products and financial services in the Company's market areas; levels of noninterest income and expense; deposit flows; competition; technology; reliance on third parties for key services; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

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

Critical Accounting Policies and Estimates
As of September 30, 2014, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2013 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses.  The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2013 annual report on Form 10-K.

Earnings Summary
Net income for the first nine months of 2014 was $2.8 million, or $0.56 per diluted share, compared to net income of $3.0 million, or $0.60 per diluted share, for the first nine months of 2013. This 6.20% decrease is primarily attributable to higher noninterest expense, partially offset by lower interest expense and higher interest income. Net income was also increased by a shift in the investment portfolio toward tax-exempt securities, which reduced income tax expense when comparing the first nine months of 2014 and 2013. The Company also took advantage of several tax credits during the first nine months of 2014; together, the tax credits and shift in the securities portfolio reduced income tax expense by 86.79% compared to the first nine months of 2013.

In the third quarter of 2014, net income was $692 thousand or $0.14 per diluted share, compared to $1.0 million or $0.21 per diluted share in the second quarter of 2013.  As in the nine month period discussed above, profitability was mainly reduced by higher noninterest expense, partially offset by lower interest expense and higher interest income. Noninterest income for the third quarter of 2014 was essentially flat when compared to the third quarter of 2013.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. To fund the loan growth experienced in 2013 and the first nine months of 2014, the Company did not reinvest proceeds from paydowns on and sales of mortgage-backed securities. This change in the mix of earning assets, from lower-yielding securities to higher-yielding loans, resulted in an increase in the net interest margin to 3.51% in the first nine months of 2014, compared to 3.18% in the same period of 2013.

Net interest income, on a fully tax-equivalent basis, was $6.8 million in the third quarter of 2014, an increase of $506 thousand from the third quarter of 2013, due to an increase in tax-equivalent interest income of $313 thousand and a decrease in interest expense of $193 thousand. For the nine months ended September 30, 2014, tax-equivalent net interest income was $20.3 million, compared to $19.3 million for the nine months ended September 30, 2013. Similar to trends seen when comparing the three months ended September 30, 2014 and 2013, the increase in net interest income during the first nine months of 2014 as compared to the same period in 2013 was the result of both increases in tax-equivalent interest income and decreases in interest expense.

During the three and nine months ended September 30, 2014, the yield on average earning assets increased by 31 and 23 basis points respectively, over the comparable periods in 2013.  These increases were due to the reallocation of earning assets from securities to loans, as discussed above. In addition, yields on securities increased by 21 and 35 basis points in the three and nine months ended September 30, 2014 when compared to the same periods in 2013. Yields on securities increased due to two main reasons.  Prepayment speeds slowed over the second half of 2013 and the first nine months of 2014, increasing the yield on the Company's portfolio of mortgage-backed securities.  In addition, the Company increased its investment in tax-exempt securities while reducing its investment in taxable securities.  On a tax-equivalent basis, the tax-exempt securities are currently yielding a higher rate of return than the taxable securities in the current portfolio.

At the same time that the average yields on earning assets were increasing, the average cost of funding liabilities decreased, lowering interest expense.  To manage the net interest margin in the current low rate environment, the Company focused on building customer relationships to attract low-cost deposit accounts. Over the past year, higher-cost funds such as time deposits were allowed to mature without being renewed. The Company also took out two short-term FHLB advances during 2014, both of which had rates below 30 basis points, further reducing the cost of funds.

For the three and nine months ended September 30, 2014, average earning assets decreased $30.5 million and $36.0 million, respectively, when compared to the same periods of 2013. Although average loans grew significantly over these periods, the securities portfolio declined at a faster rate as costlier liabilities were allowed to mature, which resulted in less excess liquidity for the Company to deploy through the securities portfolio.

The yield on average loans and cost of average interest-bearing liabilities both decreased due to persistent low rates set by the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through September 30, 2014. As higher-yielding assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding loans and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow, as a high percentage of the Company's interest-bearing liabilities have already re-priced. Management also believes that the average yield on loans will continue to decline due to increased competition for loans in the Company's markets, and as loans are renewed or refinanced at lower current market rates.  However, the decrease should also continue to slow in future quarters.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended September 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$522,859	$6,257	4.79%	$474,753	$5,893	4.97%
Investment securities:
Taxable	164,741	848	2.06%	200,342	950	1.90%
Tax-exempt*	74,011	644	3.48%	62,634	558	3.56%
Total investment securities	238,752	1,492	2.50%	262,976	1,508	2.29%
Interest-bearing due from banks	1,115	1	0.36%	55,152	36	0.26%
Federal funds sold	1,733	0	0.00%	1,760	0	0.00%
Other investments	2,981	25	3.35%	3,308	25	3.02%
Total earning assets	767,440	$7,775	4.05%	797,949	$7,462	3.74%
Allowance for loan losses	(7,033)			(7,249)
Other nonearning assets	105,602			80,235
Total assets	$866,009			$870,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$10,860	$1	0.04%	$11,127	$2	0.07%
Money market deposit accounts	218,995	42	0.08%	201,851	52	0.10%
Savings accounts	72,944	9	0.05%	64,350	17	0.11%
Time deposits, $100,000 or more	106,672	241	0.90%	122,771	355	1.16%
Other time deposits	125,736	339	1.08%	153,655	402	1.05%
Total time and savings deposits	535,207	632	0.47%	553,754	828	0.60%
Federal funds purchased, repurchase
agreements and other borrowings	29,241	7	0.10%	28,418	7	0.10%
Federal Home Loan Bank advances	30,000	312	4.16%	25,000	309	4.94%
Total interest-bearing liabilities	594,448	951	0.64%	607,172	1,144	0.75%
Demand deposits	181,947			179,656
Other liabilities	2,586			3,392
Stockholders' equity	87,028			80,715
Total liabilities and stockholders' equity	$866,009			$870,935
Net interest margin		$6,824	3.56%		$6,318	3.17%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

	For the nine months ended September 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$512,343	$18,387	4.79%	$466,801	$17,809	5.09%
Investment securities:
Taxable	175,689	2,815	2.14%	249,939	3,526	1.88%
Tax-exempt*	74,295	1,939	3.48%	49,563	1,395	3.75%
Total investment securities	249,984	4,754	2.54%	299,502	4,921	2.19%
Interest-bearing due from banks	2,272	4	0.23%	36,134	69	0.25%
Federal funds sold	4,086	5	0.16%	1,824	1	0.07%
Other investments	3,009	82	3.63%	3,430	69	2.68%
Total earning assets	771,694	$23,232	4.01%	807,691	$22,869	3.78%
Allowance for loan losses	(6,989)			(7,359)
Other nonearning assets	102,767			82,821
Total assets	$867,472			$883,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,651	$4	0.05%	$11,288	$5	0.06%
Money market deposit accounts	214,311	137	0.09%	197,280	176	0.12%
Savings accounts	70,833	34	0.06%	61,390	46	0.10%
Time deposits, $100,000 or more	109,410	836	1.02%	128,732	1,120	1.16%
Other time deposits	131,245	988	1.00%	161,042	1,287	1.07%
Total time and savings deposits	537,450	1,999	0.50%	559,732	2,634	0.63%
Federal funds purchased, repurchase
agreements and other borrowings	32,267	24	0.10%	30,545	26	0.11%
Federal Home Loan Bank advances	28,004	921	4.39%	25,000	916	4.89%
Total interest-bearing liabilities	597,721	2,944	0.66%	615,277	3,576	0.77%
Demand deposits	182,678			178,927
Other liabilities	2,396			3,125
Stockholders' equity	84,677			85,824
Total liabilities and stockholders' equity	$867,472			$883,153
Net interest margin		$20,288	3.51%		$19,293	3.18%

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

The provision for loan losses was $800 thousand in the first nine months of both 2014 and 2013. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses.  Although the Company had a large recovery in the second quarter of 2014 on a real estate mortgage loan that was charged off in 2004, which reduced the provision in that quarter, continued growth in the loan portfolio during the third quarter of 2014 required management to increase the provision. The provision for the third quarter of 2014 was $450 thousand, or $150 thousand higher than the provision in the third quarter of 2013.

Net loans charged off were $606 thousand for the first nine months of 2014 as compared to $1.1 million for the first nine months of 2013. On an annualized basis, net loans charged off were 0.15% of total loans for the nine months ended September 30, 2014 compared with 0.32% for the same period in 2013. Management believes that net loan charge-offs in future quarters will be higher than what was experienced in the first nine months of 2014, due to the unusually large recovery received in the second quarter of 2014. At the same time, management does not expect that net charge-offs in future periods will be as high as those experienced during the recession of 2008 and 2009 and its aftermath. Net charge-offs in future periods are expected to be closer to long-term historical averages unless national and local economic conditions do not continue to improve. Sequestration did have in 2013, and could have in 2014 and beyond, an impact on federal military and defense spending and could have a dramatic negative effect on the local economy. Possible future reductions in military and defense spending could cause higher local unemployment, which would likely cause an increase in nonperforming assets as individuals struggle to make loan payments. Increased nonperforming assets could cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision and reductions in interest-accruing loans.

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

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	September 30,	December 31,	Increase
	2014	2013	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$0	$149	$(149)
Real estate-construction	2,883	2,545	338
Real estate-mortgage (1)	5,010	8,630	(3,620)
Total nonaccrual loans	$7,893	$11,324	$(3,431)

Loans past due 90 days or more and accruing interest
Commercial	$42	$0	$42
Real estate-mortgage (1)	61	527	(466)
Consumer loans	1,133	5	1,128
Other	4	14	(10)
Total loans past due 90 days or more and accruing interest	$1,240	$546	$694

Restructured loans
Real estate-construction	$102	$0	$102
Real estate-mortgage (1)	12,170	12,076	94
Consumer loans	14	15	(1)
Total restructured loans	$12,286	$12,091	$195
Less nonaccrual restructured loans (included above)	3,821	3,630	191
Less restructured loans currently in compliance (2)	8,465	8,461	4
Net nonperforming, accruing restructured loans	$0	$0	$0

Other real estate owned
Construction, land development, and other land	$2,557	$2,783	$(226)
1-4 family residential properties	1,231	457	774
Nonfarm nonresidential properties	746	2,289	(1,543)
Former branch sites	886	886	0
Total other real estate owned	$5,420	$6,415	$(995)

Total nonperforming assets	$14,553	$18,285	$(3,732)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) As of September 30, 2014 and December 31, 2013, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2014 were $14.6 million, $3.7 million lower than nonperforming assets as of December 31, 2013. Nonaccrual loans decreased $3.4 million when comparing the balances as of September 30, 2014 to December 31, 2013, due primarily to the payoff on a single large loan. Loans past due 90 days or more and accruing interest increased $694 thousand.  However, as of September 30, 2014, $1.1 million of the $1.2 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. Because the government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal balance of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

The majority of the balance of nonaccrual loans at September 30, 2014 was related to a few large credit relationships. Of the $7.9 million of nonaccrual loans at September 30, 2014, $5.8 million or approximately 73.48% was comprised of two credit relationships of $3.4 million and $2.4 million. Total restructured loans increased by $195 thousand from December 31, 2013 to September 30, 2014 as the Company continued to work with troubled borrowers.  All accruing TDRs are performing in accordance with their modified terms. OREO decreased by $995 thousand during the first nine months of 2014, as additional foreclosures on 1 – 4 family residential property were more than offset by the sale of other properties, including two larger commercial properties.  OREO was also affected by large write-downs on commercial properties in the third quarter of 2014. The former branch sites included in OREO are also listed for sale.

The loans that make up the nonaccrual balance have been written down to their net realizable value. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, all nonaccrual loans at September 30, 2014 and the majority of nonaccrual loans at December 31, 2013 were collateralized by real estate.

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

As of September 30, 2014, the allowance for loan losses was 48.27% of nonperforming assets and 76.92% of nonperforming loans, compared to 37.36% and 57.55% as of December 31, 2013. As detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the Company saw broad improvements to its loan portfolio asset quality during the first nine months of 2014, across all internally assigned risk grades. However, the possible negative consequences of sequestration on local economic conditions continue to concern management. The allowance for loan losses was 1.34% and 1.36% of total loans on September 30, 2014 and December 31, 2013, respectively.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2014 and December 31, 2013, the impaired loan component of the allowance for loan losses amounted to $723 thousand and $1.7 million, respectively. The decrease in this component was due to the resolution of one loan during the first quarter of 2014 that had a large impairment before the resolution.

Historical loss is the second component of the allowance for loan losses. The calculation of the historical loss component is conducted on loans evaluated collectively for impairment and uses migration analysis on pooled segments. These segments are based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the Call Report applicable to the Bank.

Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of September 30, 2014 and December 31, 2013, the Company had no loans in these categories.

Prior to 2011, the historical loss component was generally based on loan losses experienced during the previous four years. Beginning in 2011 through September 30, 2013, the historical loss was based on the past eight quarters, which management believed better reflected the risk related to each segment of the loan portfolio in the economic environment at that time. With the December 31, 2013 and September 30, 2014 calculations, the historical loss was based on the past nine quarters and the past twelve quarters, respectively. Each quarter, management evaluates the historical period used to ensure that it provides the most appropriate reflection of risk related to the current loan portfolio.

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. On a combined basis, the historical loss and qualitative factor components amounted to $6.3 million and $5.1 million as of September 30, 2014 and December 31, 2013, respectively. The major reasons for the increase in this component when comparing the allowance calculation as of September 30, 2014 to the allowance calculation as of December 31, 2013 are growth in the loan portfolio and higher historical loss rates due to the expanded migration period.

Migration analysis follows a loan over a set number of quarters to monitor its performance and provide more accurate information about the probability of default for loans that are currently performing.  When first converting to migration analysis, management elected to use an eight-quarter migration period to match the eight-quarter loss history that was used previously.  Each quarter, management reviews the migration period to determine the most applicable period to use, which may be longer or shorter than the migration period used in prior quarters.  Adding additional quarters to the migration analysis extends the period over which the loan could cease to perform, increasing the number of loans that default and thus also increasing the historical loss rates.  In the quarter ended September 30, 2014, a migration period of twelve quarters was used.

As a result of management's analysis, the Company added, through the provision, $800 thousand to the allowance for loan losses for the nine months ended September 30, 2014. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. If the sequestration results in increased historical loss rates, increases in impairment analyses or changes in certain qualitative factors related to the economic conditions, the current level of the allowance for loan losses may be insufficient and increases in the allowance may be needed.

Noninterest Income
Noninterest income was $3.2 million and $9.5 million in the three and nine months ended September 30, 2014, down 0.03% and 0.88% respectively when compared to the same periods in 2013. In both the quarterly and year-to-date periods, a significant reduction in income from Old Point Mortgage and smaller decreases in income from fiduciary activities, service charges on deposit accounts and other operating income offset increases in income from other service charges, commissions and fees.

Other service charges, commissions and fees increased 15.11% and 13.39% in the three and nine months ended September 30, 2014, to $1.0 million and $3.0 million respectively, as compared to the same periods in 2013. This increase was mainly due to income from securities brokerage sales and income generated by Penact Associates, Incorporated (Penact), a company that provides administrative and valuation services for retirement plans.  Trust acquired Penact in the fourth quarter of 2013.

Income from Old Point Mortgage (OPM), a joint venture of the Company, decreased $102 thousand and $375 thousand in the three and nine months ended September 30, 2014 when compared to the three and nine months ended September 30, 2013.  OPM income was elevated in the second quarter of 2013 by the recognition of fair value accounting.  In addition, income has been elevated in recent years by a large number of refinancings driven by low interest rates.  By the end of 2013, most eligible borrowers in OPM's market areas who were interested in refinancing their mortgage loans had completed a refinancing in the low rate environment, and subsequent rate increases have suppressed refinancing activity during 2014.

Income from fiduciary activities decreased marginally in both the three and nine months ended September 30, 2014, when compared to the same periods in 2013, due to Trust's determination in the second quarter of 2014 that certain customer fees had been inadvertently charged and should be refunded. Based on this determination, an adjustment was made in the second quarter of 2014 that reduced noninterest income by $135 thousand in that quarter. Other than the impact of the inadvertent fee charges, other income from fiduciary activities has increased during the three and nine months ended September 30, 2014 as compared to the same periods in 2013, and management expects this positive trend to continue through the remainder of 2014.

Noninterest Expense
Noninterest expense increased $941 thousand and $1.4 million when comparing the three and nine months ended September 30, 2014 to the same periods in 2013. The largest increases were in salaries and employee benefits, loss on write-down/sale of other real estate owned and occupancy and equipment expenses. A portion of this additional expense was due to an increase in the cost of employer-provided medical insurance.  The increase in salaries and benefits between the third quarters of 2013 and 2014 was also the result of changes in staffing levels: several higher-paid positions, which were vacant in the third quarter of 2013, were filled in the second and third quarters of 2014.  Staffing was also increased by the addition of four employees when Trust acquired Penact in the fourth quarter of 2013. The Company expects that future revenues will more than offset the increased salaries and benefits, as evidenced by the increase in income from other service charges, commissions and fees when comparing the nine months ended September 30, 2014 to the same period in 2013.

Occupancy and equipment expenses increased 16.89% and 9.54% in the three and nine months ended September 30, 2014, when compared to the same periods in 2013.  In the second quarter of 2014, the Company finished its expansion of a branch office into its new corporate headquarters, and the building was recorded on the Company's balance sheet with a book value of $14.1 million.  The completion of this building increased depreciation, utilities and real estate taxes. Loss on write-down/sale of other real estate owned increased for both the three and nine months ended September 30, 2014 when compared to the same periods in 2013, by $309 thousand and $162 thousand respectively, with the increased losses resulting from the continued write-downs on foreclosed properties.

Postage and courier expenses also declined in the three and nine months ended September 30, 2014, as compared to the same periods in 2013. In recent years, the Company has undergone several initiatives to reduce its reliance on paper documents, including working to digitize records and encouraging customers to sign up for electronic delivery of their statements. Loan expenses, which are included in other operating expenses, were also significantly lower in the nine months ended September 30, 2014 than in the same period in 2013. Loan expenses were reduced by a significant recovery of funds as a result of a settlement on a large problem loan.

For both the three and nine months ended September 30, 2014, compared to the same periods in 2013, nearly all other categories of noninterest expense increased, although no increase individually was significant beyond those previously discussed. Moderate increases were seen in other outside service fees, marketing and advertising, employee professional development and capital stock tax. Outside service fees increased due to fees paid for the servicing of the Company's purchased student loan portfolio and due to additional fees paid for information technology support.  Marketing and advertising were higher in 2014 than in 2013 due to additional advertising purchased for a loan product promotion and to announce the grand opening of the Company's new corporate headquarters. Employee professional development increased as the Company provided sales training for all branch staff to improve future revenues.

Capital stock tax is paid to the state of Virginia instead of state income tax, and is based on the subsidiaries' capital less certain allowances.  One such allowance is based on holdings of U.S. Government agency securities.  As the composition of the Company's securities portfolio has changed between 2012, 2013, and 2014, the level of U.S. Government agency securities decreased significantly and provided a smaller deduction for the purposes of calculating the capital stock tax. The increase in capital stock tax expense was more than offset by the benefit to the interest margin and the reduction in income tax expense, as the Company rebalanced its securities portfolio by acquiring additional tax-exempt municipal securities.

Balance Sheet Review
Assets as of September 30, 2014 were $865.4 million, an increase of $1.1 million or 0.12% when compared to assets as of December 31, 2013.  Loan demand continued to improve in the third quarter of 2014, with net loans increasing $24.4 million or 4.94% between December 31, 2013 and September 30, 2014. Loan demand showed the most significant improvement during the first nine months of 2014 in the equity lines of credit sub-segment of the Company's mortgage loans on real estate portfolio, due to increased sales efforts and the Bank's equity-line campaign. Growth was also seen in the other segment of the Company's loan portfolio; this segment is somewhat volatile, as it includes warehouse lines of credit to mortgage companies, which fluctuate as demand for mortgage products changes. The loan growth was funded by reductions in the securities portfolio and cash and cash equivalents, and an additional Federal Home Loan Bank (FHLB) advance. As loans generally bear higher rates of interest than investment securities, the shift in the mix of earning assets should provide additional increases to the net interest margin in subsequent quarters.

To manage its net interest margin, the Company continued to focus on reducing higher-cost time deposits by generally lowering deposit rates and allowing most time deposit categories to shrink through attrition. Rates on certain time products were set at or above current average rates in the Company's market in order to manage interest rate risk. At the same time, rates paid on most of the Company's other deposit products remain low. The Company's loan-to-deposit ratio is still well below regulatory limits, and rates on short-term FHLB advances continue to be more favorable than rates on time deposits. As a result, time deposits decreased $27.9 million from $256.8 million on December 31, 2013 to $229.0 million at September 30, 2014. Over the same period, FHLB advances increased by $5.0 million, as the Company took out two short-term advances totaling $10.0 million during the second quarter of 2014, repaying one $5.0 million advance during the same quarter. Noninterest-bearing deposits and lower-cost savings deposits continued to grow. Noninterest-bearing deposits increased $813 thousand or 0.45% in the first nine months of 2014, and savings deposits grew $17.1 million or 5.99% in the same period.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of September 30, 2014.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of September 30, 2014
(dollars in thousands)

	Amount	Percent
Subprime	$19,870	15.36%
Non-subprime	109,478	84.64%
	$129,348	100.00%

Total loans	$525,290

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.78%

In addition to the subprime loans secured by real estate discussed above, as of September 30, 2014, the Company had an additional $1.2 million in subprime consumer loans that were either not government guaranteed, were unsecured or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of September 30, 2014 were $21.1 million, amounting to 4.01% of the Company's total loans at September 30, 2014.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first nine months of 2014 were $867.5 million compared to $883.2 million for the first nine months of 2013, a decrease of $15.7 million or 1.78%. Average investment securities decreased by $49.5 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, due to actions taken in 2013 by management to reduce the available-for-sale securities portfolio's exposure to interest rate risk, as well as due to normal principal payments on the mortgage-backed securities portfolio. The Company elected not to reinvest the prepayments on the mortgage-backed securities portfolio, instead using these payments to fund loan portfolio growth. Comparing the first nine months of 2013 to the first nine months of 2014, lower yielding balances held in investment securities and interest-bearing due from banks moved to higher yielding loans. Average loans increased $45.5 million when comparing average loans for the first nine months of 2014 to the same period in 2013. Similar changes were seen when comparing the third quarter of 2014 to the third quarter of 2013, with average investment securities decreasing $24.2 million and average loans increasing $48.1 million.

Capital Resources
Total stockholders' equity as of September 30, 2014 was $86.9 million, an increase of $6.2 million or 7.64% from $80.8 million at December 31, 2013. The decrease in the 10-year Treasury rate during the first nine months of 2014 had a positive effect on the accumulated other comprehensive loss component of stockholders' equity, as unrealized losses on available-for-sale securities, net of tax, are reported in this section of the balance sheet. At September 30, 2014, the unrealized loss on available-for-sale securities component of stockholders' equity was an unrealized loss of $1.4 million, compared to an unrealized loss of $5.3 million as of December 31, 2013. Because the Company does not intend to sell, and management believes it is unlikely that the Company will be required to sell, the investments before recovery of their amortized cost, the Company does not consider the investments to be other-than-temporarily impaired.

Under currently applicable banking regulations, total capital is comprised of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity and retained earnings less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios at September 30, 2014. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2014
	Regulatory	September 30, 2014
	Minimums
Tier 1 Leverage	4.00%	10.76%
Tier 1	4.00%	14.32%
Total Capital	8.00%	15.40%

Book value per share was $17.53 at September 30, 2014 as compared to $16.16 at September 30, 2013. Cash dividends were $942 thousand or $0.19 per share in the first nine months of 2014 and $793 thousand or $0.16 per share in the first nine months of 2013.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the third quarter of 2014, the Company had $228.2 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the third quarter of 2014, the Company had $50.0 million available in federal funds lines to handle any short-term borrowing needs.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of September 30, 2014, the Bank's unpledged, available-for-sale securities totaled $108.1 million. The Company's primary external source of liquidity is advances from the FHLB.

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

As of September 30, 2014, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2013 annual report on Form 10-K. During the second quarter of 2014, the Company completed construction on expanding a branch office into the Company's new corporate headquarters.

Off-Balance Sheet Arrangements
As of September 30, 2014, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2013 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2014. It should be noted, however, that non-maturing deposit liabilities, which consist of money market, savings and interest-bearing and noninterest-bearing checking accounts, are less interest sensitive than other market driven deposits. At September 30, 2014, non-maturing deposit liabilities totaled $486.5 million or 68.00% of total deposit liabilities.

In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive at the one-year time frame as of September 30, 2014.

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

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at September 30, 2014. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate 0.22% annual decrease in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate 0.48% annual increase in net interest income and that a 100 basis point ramped rise in rates would cause an approximate 0.59% increase in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). In the third quarter of 2014, the Company converted its general ledger system to a new program. In connection with the implementation of the new general ledger system, the Company is continuing to replace and supplement the existing internal controls over financial reporting, as appropriate.  The decision to implement the new software was made to improve the efficiency and effectiveness of the Company's management and financial reporting system and was not made in response to any actual or perceived deficiencies in the Company's internal control over financial reporting.

No other changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended September 30, 2014, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended September 30, 2014, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

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

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2014), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 7, 2014	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)