Form 10-K
period 2014-12-31
OLD POINT FINANCIAL CORP
filed 2015-03-30
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-K
_______________
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.
Yes [ ]                                No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
[ ]

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
Yes [ ]                                No [X]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2014 was $49,311,653 based on the closing sales price on the NASDAQ Capital Market of $15.39.

There were 4,959,009 shares of common stock outstanding as of March 17, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 26, 2015, are incorporated by reference in Part III of this report.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2014, the Bank had 18 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and business customers.

The Company's primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2014, the Company had assets of $876.3 million, loans of $536.0 million, deposits of $716.7 million, and stockholders' equity of $88.5 million. At year-end, the Company and its subsidiaries had a total of 301 employees, 18 of whom were part-time.

MARKET AREA AND COMPETITION

The Company's market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world's largest natural deepwater harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau's 2010 census and the third largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. The market area is serviced by 73 banks, savings institutions and credit unions and, in addition, branches of virtually every major brokerage house serve the Company's market area.

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

Concurrently, the Company continues to build a stronger presence in the business banking market, where greater opportunities for fee-based revenues and cross-selling exist. In 2009, the Company expanded its treasury services offerings by adding a Corporate Banking group and expanding its product offerings to match those offered by larger institutions. This expansion continued throughout 2013 and 2014 with an aim towards growth and relationship development. Through these business banking capabilities, the Company is able to service a highly lucrative market that offers the opportunities to identify new revenue streams and cross sell additional products.

Personal assets held by non-banks are difficult to track at a local level, so research relies on deposits reported by governmental agencies to measure market share. In 2014, the Company held tenth place with 2.60% market share of all Hampton Roads deposits, as compared to 2.51% market share in 2013. Overall deposit growth remains consistent including most of the geographically smaller markets as well. The Company retains first place in Hampton with 31.63% market share and deposit growth from 2013 of over $5.4 million. Market share also increased as deposits grew from 2013 in Newport News by over $12.4 million and in Isle of Wight County by over $1.1 million. While deposits declined in York County from 2013 by just over $1.9 million, deposits in James City County increased by $768 thousand.

The Company saw significant growth in the Chesapeake market with deposits increasing just over $15.0 million and moving up in rank from thirteenth to eleventh. However, in the Norfolk and Virginia Beach markets deposits decreased by just over $4.2 million and $3.4 million, respectively. Combined with heightened marketing efforts, the staff in the Company's newer locations continues to work diligently to increase the Company's name recognition in their respective regions of the Hampton Roads MSA.

The Company also faces competitive pressure from credit unions. The three largest credit unions headquartered in the Hampton Roads MSA are Chartway Federal Credit Union, Langley Federal Credit Union, and Bayport Credit Union (also known as Newport News Shipbuilding Employees' Credit Union) with deposits totaling approximately $1.7 billion, $1.5 billion and $1.1 billion, respectively. Both Langley Federal Credit Union and Newport News Shipbuilding Employees' Credit Union posted a positive growth rate from 2013.

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

REGULATION AND SUPERVISION

Set forth below is a brief description of some of the material laws and regulations that affect the Company. The description of these statutes and regulations is only a summary and is not a complete discussion or analysis. This discussion is qualified in its entirety by reference to the statutes and regulations summarized below. No assurance can be given that these statutes or regulations will not change in the future.

General. The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to financial institutions. The most significant of these laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), adopted on July 21, 2010, to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Company continues to experience a period of rapidly changing regulatory requirements. These regulatory changes have had and will continue to have a significant impact on how the Company conducts its business. The full extent of the Dodd-Frank Act and other proposed regulatory reforms cannot yet be fully determined and will depend to a large extent on regulations that will be adopted in the coming months and years.

As a public company, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), which include, but are not limited to, the filing of annual, quarterly and other reports with the SEC. The Company is also required to comply with other laws and regulations of the SEC applicable to public companies.

The Company is also a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the BHCA) and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System (the FRB). Generally, a bank holding company is required to obtain the approval of the FRB before acquiring direct or indirect ownership or control of more than five percent of the voting shares of a bank or engaging in an activity considered to be a non-banking activity, either directly or through a subsidiary. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

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

The Dodd-Frank Act. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Company and the Bank. Among other provisions, the Dodd-Frank Act:

·
changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000;

·	repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

·	created and centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (CFPB), which is discussed in more detail below;

·
imposed limits for debit card interchange fees for issuers that have assets greater than $10 billion, which also could affect the amount of interchange fees collected by financial institutions with less than $10 billion in assets;

·	restricted the preemption of state law by federal law and disallowed subsidiaries and affiliates of national banks from availing themselves of such preemption;

·
imposed comprehensive regulation of the over-the-counter derivatives market subject to significant rulemaking processes, to include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

·	required loan originators to retain 5 percent of any loan sold or securitized, unless it is a "qualified residential mortgage", subject to certain restrictions;

·	prohibited banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volcker Rule); and

·	implemented corporate governance revisions that apply to all public companies, not just financial institutions.

Many aspects of the Dodd-Frank Act remain subject to future rulemaking, making it difficult to anticipate the overall financial impact on the Company, Bank and Trust or their customers, or on the financial industry more generally. Dodd-Frank Act provisions that require revisions to the capital requirements of the Company, the Bank and Trust could impact their ability to raise capital in the future. Although the Company has not issued trust preferred securities, Dodd-Frank Act provisions that revoke the Tier 1 capital treatment of trust preferred securities could cause the Company, the Bank and Trust to seek other sources of capital in the future. Some of the rules that have been adopted or proposed to comply with Dodd-Frank Act mandates are discussed in more detail below.

Capital Requirements and Prompt Corrective Action. The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and the Basel III Capital Accords. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources" in Item 7 of this report on Form 10-K.

The federal banking agencies have broad powers to take prompt corrective action to resolve problems of insured depository institutions. Under the FDICIA, there are five capital categories applicable to bank holding companies and insured institutions, each with specific regulatory consequences. The extent of the agencies' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." These terms are defined under uniform regulations issued by each of the federal banking agencies. If the appropriate federal banking agency determines that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to a lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject the Company and its subsidiaries to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business. In addition, an institution may not make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if the making of such dividend would cause the Bank to become undercapitalized, it could not pay a dividend to the Company.

Basel III Capital Framework. In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules). For purposes of these capital rules, (i) common equity Tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists principally of Tier 1 capital plus qualifying subordinated debt and preferred stock, and limited amounts of the allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, including, importantly, applying higher risk weightings to certain commercial real estate loans.

The Basel III Final Rules were effective on January 1, 2015, and the Basel III Final Rules' capital conservation buffer (as described below) will be phased in through 2019.  When fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, and primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. These deductions from and adjustments to regulatory capital will generally be phased in beginning in 2015 through 2018.

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

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor.

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

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target "designated reserve ratio" (described in more detail below) of 2 percent for the DIF, and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent.

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

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the "designated reserve ratio." Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent – which requirement will be met through rules the FDIC intends to propose when the reserve ratio is closer to 1.15 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. The FDIC has adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

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

Incentive Compensation Guidance. The FRB, the Comptroller and the FDIC have issued regulatory guidance (the Incentive Compensation Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." The findings will be included in reports of examination, and deficiencies will be incorporated into the organization's supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

As required by the Dodd-Frank Act, in March 2011 the SEC and the federal bank regulatory agencies proposed regulations that would require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining executive compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that could lead to material financial loss. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which a company whose total consolidated assets reach or exceed $1 billion may structure compensation for its executives and will require such company to submit annual reports to the Federal Reserve regarding the company's incentive compensation. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance. A final rule has not yet been published. Although the final rule is not expected to apply to institutions with less than $1 billion in total consolidated assets, the federal banking agencies, including the Comptroller, emphasize that all banking organizations, regardless of size, must carefully design and oversee incentive compensation policies to ensure such policies do not undermine the safety and soundness of such organizations.

Community Reinvestment Act. The Company is subject to the requirements of the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs are currently assessed based on specified factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Confidentiality and Required Disclosures of Consumer Information. The Company is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Federal Bureau of Investigation (FBI) sends banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities, and requests banks to search their records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the U.S. Department of the Treasury (the Treasury) and contact the FBI. The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an "enemy" of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the FBI.

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

The CFPB is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth in Lending Act and the Real Estate Settlement Procedures Act).  As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution's prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB's consumer protection activities on the Company cannot be forecast.

Mortgage Banking Regulation. In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases, restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank's mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth in Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

The Bank's mortgage origination activities are also subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate "qualified mortgages", which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). On December 10, 2013, the U.S. financial regulatory agencies (including the FRB, the FDIC, the Comptroller and the SEC) adopted final rules to implement the Volcker Rule.  In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015. However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule effective April 1, 2014 to exempt CDOs backed by TruPS from the final rule implementing the Volcker Rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO's offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (c) the banking entity acquired the CDO investment on or before December 10, 2013. The Company currently does not have any CDO investments, and the Company believes that its financial condition will not be significantly impacted by the Volcker Rule, the final rules or the interim rule.  Smaller banks, with total consolidated assets of $10 billion or less, engaged in modest proprietary trading activities for their own accounts are subject to a simplified compliance program under the final rules.  Several portions of the Volcker Rule remain subject to regulatory rulemaking and legislative activity, including to further delay effectiveness of some provisions of the Volcker Rule.  The Company does not expect that any delays in the effectiveness of a portion of the Volcker Rule will significantly impact its financial condition.

Item 1A. Risk Factors

U.S. and international economic conditions and credit markets pose challenges for the Company and could adversely affect the results of operations, liquidity and financial condition. The Company is currently operating in a challenging and uncertain economic environment, both in the local markets it serves and in the broader national and international economies. In addition, uncertainty regarding oil prices, ongoing federal budget negotiations, the implementation of the employer mandate under the Patient Protection and Affordable Care Act, and the level of U.S. debt may present challenges to businesses and have a destabilizing effect on financial markets.  If the economic recovery continues to be relatively weak or there is further deterioration of national or international economic conditions, the financial condition and operating performance of financial institutions, including the Company, could be adversely affected. Such adverse effects could include a decline in the value of the Company's securities portfolio, and could increase the regulatory scrutiny of financial institutions. Another deterioration of local economic conditions could again lead to declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value. Such a deterioration of local economic conditions could cause the level of loan losses to exceed the level the Company has provided in its allowance for loan losses which, in turn, would reduce the Company's earnings.

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

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company's profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company's control, including competition; federal economic, monetary and fiscal policies; and economic conditions. Changes in interest rates affect operating performance and financial condition. The Company tries to minimize its exposure to interest rate risk, but it is unable to completely eliminate this risk. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company's net interest margin and, in turn, its profitability. In addition, the FRB's Federal Open Market Committee has stated that it will keep the federal funds target rate at 0%-0.25% until economic and labor conditions (as indicated by the unemployment rate) improve, which which may be later in 2015. Even though such a continuance of accommodative monetary policy could allow the Company to continue to reprice fixed-rate deposits at lower rates, continued low interest rates could put further pressure on the yields generated by the Company's loan portfolio and on the Company's net interest margin. At December 31, 2014, based on scheduled maturities only, the Company's balance sheet was liability sensitive at the one-year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment. However, when using decay rates to simulate maturities for non-maturing deposits, the Company's balance sheet as of December 31, 2014 is asset sensitive at the one-year time frame. When the Company is asset sensitive, the net interest margin should rise if rates rise and should fall if rates fall.  For additional details, See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Interest Sensitivity" in Item 7 of this report on Form 10-K.

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

The Company's accounting estimates and risk management processes rely on analytical and forecasting models. Processes that management uses to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company's earnings performance and liquidity, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the models that management uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures and may be unable to maintain sufficient liquidity. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in management's analytical or forecasting models could have a material adverse effect on the Company's business, financial condition and results of operations.

Weaknesses in the commercial real estate markets could negatively affect the Company's financial performance.  At December 31, 2014, the Company had $296.6 million, or 55.34%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Weak economic conditions may impair a borrower's business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company's loans. The deterioration of one or more of the Company's significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial performance.

The Company is subject to losses resulting from fraudulent and negligent acts on the part of loan applicants, correspondents or other third parties. The Company relies heavily upon information supplied by third parties, including the information contained in credit applications, employment and income documentation, property appraisals, title information, and equipment pricing and valuation, in deciding which loans to originate, as well as in establishing the terms of those loans. If any of the information upon which the Company relies during the loan approval process is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, the Company may fund a loan that it would not have otherwise funded or the Company may fund a loan on terms that it would not have otherwise extended. Whether a misrepresentation is made by the applicant or by another third party, the Company generally bears the risk of loss associated with the misrepresentation. In addition, a loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentation are often difficult to locate, and it may be difficult to recover any monetary loss the Company may suffer.

The Company's profitability depends significantly on local economic conditions and changes in the federal government's military or defense spending may negatively affect the local economy. The Company's success depends primarily on the general economic conditions of the markets in which the Company operates. Unlike larger financial institutions that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Hampton Roads MSA. The local economic conditions in this area have a significant impact on the demand for loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond the Company's control could impact these local economic conditions.

In addition, Hampton Roads is home to one of the largest military installations in the world and one of the largest concentrations of Department of Defense personnel in the United States. Some of the Company's customers may be particularly sensitive to the level of federal government spending on the military or on defense-related products. Federal spending is affected by numerous factors, including macroeconomic conditions, presidential administration priorities, and the ability of the federal government to enact relevant appropriations bills and other legislation. Any of these factors could result in future cuts to military or defense spending or increased uncertainty about federal spending, which could have a severe negative impact on individuals and businesses in the Company's primary service area. Any related increase in unemployment rates or reduction in business development activities in the Company's primary service area could lead to increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value, which could have a material adverse effect on the Company's operating results and financial condition.

The downgrade of the U.S. credit rating could have a material adverse effect on the Company's business, financial condition and liquidity. Standard & Poor's lowered its long term sovereign credit rating on the United States of America from AAA to AA+ in 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide, which may lead to among other things, increased volatility and illiquidity in the capital markets, declines in consumer confidence, increased unemployment levels, and declines in the value of U.S. Treasury securities and securities guaranteed by the U.S. government, any of which could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

Declines in loans outstanding could have a material adverse impact on the Company's operating results and financial condition. If quality loan demand does not continue to increase and the Company's loan portfolio begins to decline, the Company expects that excess liquidity will be invested in marketable securities. Because loans typically yield higher returns than the Company's securities portfolio, a shift towards investments in the Company's asset mix would likely result in an overall reduction in net interest income and the net interest margin. The principal source of earnings for the Company is net interest income, and as discussed above, the Company's net interest margin is a major determinant of the Company's profitability. The effects of a reduction in net interest income and the net interest margin may be exacerbated by the intense competition for quality loans in the Company's primary service area and by rate reductions on loans currently held in the portfolio. As a result, a reduction in loans could have a material adverse effect on the Company's operating results and financial condition.

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

The small-to-medium size businesses the Company targets may have fewer financial resources to weather a downturn in the economy, which could materially harm operating results.  The Company targets individual and small-to-medium size business customers.  Small-to-medium-size businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand and compete and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower's ability to repay a loan.  In addition, the success of a small-to-medium size business often depends on the management talents and efforts of one or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact businesses in the Company's primary service area could cause the Company to incur substantial credit losses that could negatively affect its results of operations and financial condition.

A decline in real estate values has caused the Company to experience losses in selling foreclosed properties, and the continuation of this decline could cause a significant portion of the Company's loan portfolio to be under-collateralized and lead to additional future losses. The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. The Company's business activities and credit exposures are primarily concentrated in the Hampton Roads MSA.  If the value of the real estate serving as collateral for the Company's loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, the Company may not be able to realize the dollar value from the collateral that it anticipated at the time of originating the loan. If real estate values decline, it is also more likely that the Company would be required to increase the allowance for loan losses, which could also adversely affect the Company's business, financial condition and results of operations.

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

The ownership of foreclosed property exposes the Company to significant costs, some of which are uncertain.  When the Company has to foreclose upon real property held as collateral, the Company is exposed to the risks inherent in the ownership of real estate. The amount that the Company may realize after a loan default is dependent upon factors outside of the Company's control, including environmental cleanup liability, especially with regard to non-residential real estate, neighborhood values, real estate tax rates, operating or maintenance expenses of the foreclosed properties, and supply of and demand for properties.  Significant costs associated with the ownership of real estate may materially and adversely affect the Company's business, financial condition, cash flows and result of operations.

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

The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolutions, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, that may be beyond the Company's control and these future losses may exceed current estimates. If management's assumptions prove to be incorrect or if the Company experiences significant loan losses in future periods, the current level of the allowance for loan losses may not be adequate to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. In addition, federal regulatory agencies, as an integral part of their examination process, review the Company's loans and allowance for loan losses. While management believes that the Company's allowance is adequate to cover current losses, the Company cannot assure investors that it will not need to increase the allowance or that regulators will not require the allowance to be increased. Either of these occurrences could materially and adversely affect earnings and profitability.

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

These techniques, all of which are outside the Company's control, may have an adverse effect on deposit levels, net interest margin, loan demand or the Company's business and operations.

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

The Basel III Final Rules will require higher levels of capital and liquidity, which could adversely affect the Company's net income and return on equity. The capital adequacy and liquidity guidelines applicable to the Company and the Bank under the Basel III Final Rules began to be phased-in beginning in 2015.  The Basel III Final Rules, when fully-phased in, will require the Company and the Bank to maintain substantially more capital as a result of higher minimum capital levels and more demanding regulatory capital risk-weightings and calculations. The changes to the standardized calculations of risk-weighted assets are complex and may create enormous compliance burdens for the Company and the Bank.  The Basel III Final Rules will require the Company and the Bank to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and may increase dramatically risk-weighted assets as a result of applying higher risk-weightings to many types of loans and securities. As a result, the Company and the Bank may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, which may have a detrimental impact on the Company's net income.

If the Company were to require additional capital as a result of the Basel III Final Rules, it could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in raising capital that significantly dilutes existing shareholders. Additionally, the Company may be forced to limit banking operations and activities, and growth of loan portfolios and interest income, to focus on retention of earnings to improve capital levels. Higher capital levels may also lower the Company's return on equity.

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

In 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. A depository institution's deposit insurance assessment is now calculated based on the institution's total assets less tangible equity, rather than the previous base of total deposits. These changes did not increase the Company's FDIC insurance assessments for comparable asset and deposit levels. However, if the Bank's asset size increases or the FDIC takes other actions to replenish the DIF, the Bank's FDIC insurance premiums could increase, which could have an adverse affect on the Company's results of operations.

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

The Company is dependent on key personnel and the loss of one or more of those key personnel could harm its business.  The banking business in Virginia, and in the Company's primary service area in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the Virginia community banking industry. The Company's success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of and customer relationships developed by management and personnel. In particular, the Company's success is highly dependent upon the capabilities of its senior executive management. The Company believes that its management team, comprised of individuals who have worked in the banking industry for many years, is integral to implementing the Company's business plan. The Company has not entered into employment agreements with any of its executive management employees, and the loss of the services of one or more of them could harm the Company's business.

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

The Company may not be able to compete effectively without the appropriate use of current technology.  The use of technology in the financial services market, including the banking industry, evolves frequently. The Company may be unable to attract and maintain banking relationships with certain customers if it does not offer appropriate technology-driven products and services. In addition to better serving customers, the effective use of technology may increase efficiency and reduce costs. The Company may not be able to effectively implement new technology-driven products or services or be successful in marketing these products and services to its customers. As a result, the Company's ability to compete effectively may be impaired, which could lead to a material adverse effect on the Company's financial condition and results of operations.

System failures, interruptions, breaches of security, or the failure of a third-party provider to perform its obligations could adversely impact the Company's business operations and financial condition. Communications and information systems are essential to the conduct of the Company's businesses, as such systems are used to manage customer relationships, general ledger, deposits and loans. While the Company has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, the Company's information, security, and other systems may stop operating properly or become disabled or damaged as a result of a number of factors, including events beyond the Company's control, such as sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, and cyber-attacks. Information security risks have increased in recent years in part because of the proliferation of new technologies to conduct financial transactions and the increased sophistication and activities of hackers, activists and other external parties. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. In addition, any compromise of the security systems could deter customers from using the Bank's website and online banking service, both of which involve the transmission of confidential information. Although the Company and the Bank rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect the systems from compromises or breaches of security, which would adversely affect the Company's results of operations and financial condition.

In addition, the Company outsources certain data processing to certain third-party providers. Accordingly, the Company's operations are exposed to risk that these third-party providers will not perform in accordance with the contracted arrangements under service agreements. If the third-party providers encounter difficulties, or if the Company has difficulty in communicating with them, the Company's ability to adequately process and account for customer transactions could be affected, and the Company's business operations could be adversely impacted. Further, a breach of a third-party provider's technology may cause loss to the Company's customers. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption or breach of security, or the failure of a third-party provider to perform its obligations, could expose the Company to risks of data loss or data misuse, could damage the Company's reputation and result in a loss of customers and business, could subject it to additional regulatory scrutiny or could expose it to civil litigation, possible financial liability and costly response measures. Any of these occurrences could have a material adverse effect on the Company's financial condition and results of operations.

Negative public opinion could damage the Company's reputation and adversely impact the Company's business, financial condition and results of operation. Reputation risk, or the risk to the Company's business, financial condition and results of operation from negative public opinion, is inherent in the financial services industry. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices and corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion could adversely affect the Company's ability to keep and attract customers and employees, could expose it to litigation and regulatory action, and could adversely affect its access to the capital markets. Damage to the Company's reputation could adversely affect deposits and loans and otherwise negatively affect the Company's business, financial condition and results of operation.

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

The Company cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit the Company's access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets, or a downgrade of the parent company or the Bank's ratings, may adversely affect the Company's capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company's liquidity, business, financial condition and results of operations.

The Company and its subsidiaries are subject to operational risk, which could adversely affect business, financial condition and results of operation. The Company and its subsidiaries, like all businesses, are subject to operational risk, including the risk of loss resulting from human error, fraud or unauthorized transactions due to inadequate or failed internal processes and systems, and external events that are wholly or partially beyond the Company's control (including, for example, computer viruses or electrical or telecommunications outages). Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. The Company and its subsidiaries have established a system of internal controls to address these risks, but there are inherent limitations to such risk management strategies as there may exist, or develop in the future, risks that are not anticipated, identified or monitored. Any losses resulting from operational risk could take the form of explicit charges, increased operational costs, litigation costs, harm to reputation or forgone opportunities, any and all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, the Company owned the main office, which includes a branch, located in Hampton, Virginia: the corporate headquarters, which includes a branch; six office buildings; and 12 branches. All of these are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Company under an agreement that expires in June 2017. Two of the remaining three branches are leased from unrelated parties. The Crown Center branch is leased from Crown Center Associates, LLC, which is indirectly owned by Michael Glasser, a member of the Company's Board of Directors. These three branch leases have renewal options that expire anywhere within three to ten years from December 31, 2014.

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

Item 4. Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years

Robert F. Shuford, Sr. (77)	1965	Banker
Chairman, President & Chief Executive Officer
Old Point Financial Corporation

Louis G. Morris (60)	1988	Banker
Executive Vice President & Secretary/Bank
Old Point Financial Corporation

Laurie D. Grabow (57)	1999	Banker
Chief Financial Officer & Senior Vice President/Finance
Old Point Financial Corporation

Eugene M. Jordan, II (60)	2003	Banker
Executive Vice President/Trust
Old Point Financial Corporation

Robert F. Shuford, Jr. (50)	2003	Banker
Chief Operating Officer & Senior Vice President/Operations
Old Point Financial Corporation

Joseph R. Witt (54)	2008	Banker
Chief Administrative Officer & Senior Vice President/Administration
Old Point Financial Corporation

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of March 17, 2015 was 1,157. On that date, the closing price of the Company's common stock on the NASDAQ Capital Market was $15.15. The range of high and low sale prices and dividends paid per share of the Company's common stock for each quarter during 2014 and 2013 is presented in Item 7 of this report on Form 10-K under "Capital Resources" and is incorporated herein by reference. Additional information related to funds available for dividend declaration can be found in Note 16 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company's common stock under this plan during 2014. There is currently no stated expiration date for this program.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. No such repurchases occurred during 2014.

Item 6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2014	2013	2012	2011	2010
(in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$30,289	$29,823	$32,580	$36,251	$40,890
Interest expense	3,849	4,680	5,774	6,715	9,982
Net interest income	26,440	25,143	26,806	29,536	30,908
Provision for loan losses	600	1,300	2,400	3,700	8,800
Net interest income after provision for loan losses	25,840	23,843	24,406	25,836	22,108
Net gains (losses) on available-for-sale securities	2	(26)	2,313	787	541
Noninterest income	12,642	12,799	12,646	11,409	12,098
Noninterest expenses	34,172	33,105	34,183	33,679	33,051
Income before income taxes	4,312	3,511	5,182	4,353	1,696
Income tax expense	196	348	995	1,063	149
Net income	$4,116	$3,163	$4,187	$3,290	$1,547

FINANCIAL CONDITION

Total assets	$876,280	$864,288	$907,499	$849,504	$886,842
Total deposits	$716,654	$725,405	$753,816	$690,879	$679,214
Total loans	$535,994	$500,699	$471,133	$520,327	$586,619
Stockholders' equity	$88,497	$80,761	$89,300	$85,865	$80,952
Average assets	$869,965	$881,378	$869,436	$853,849	$924,709
Average equity	$85,550	$84,695	$87,912	$83,322	$82,513

PERTINENT RATIOS

Return on average assets	0.47%	0.36%	0.48%	0.39%	0.17%
Return on average equity	4.81%	3.73%	4.76%	3.95%	1.87%
Dividends paid as a percent of net income	31.32%	34.49%	23.67%	30.12%	79.64%
Average equity as a percent of average assets	9.83%	9.61%	10.11%	9.76%	8.92%

PER SHARE DATA

Basic earnings per share	$0.83	$0.64	$0.84	$0.66	$0.31
Diluted earnings per share	$0.83	$0.64	$0.84	$0.66	$0.31
Cash dividends declared	$0.26	$0.22	$0.20	$0.20	$0.25
Book value	$17.85	$16.29	$18.01	$17.31	$16.40

GROWTH RATES

Year-end assets	1.39%	-4.76%	6.83%	-4.21%	-3.75%
Year-end deposits	-1.21%	-3.77%	9.11%	1.72%	2.52%
Year-end loans	7.05%	6.28%	-9.45%	-11.30%	-7.65%
Year-end equity	9.58%	-9.56%	4.00%	6.07%	-0.80%
Average assets	-1.29%	1.37%	1.83%	-7.66%	6.52%
Average equity	1.01%	-3.66%	5.51%	0.98%	-0.31%
Net income	30.13%	-24.46%	27.26%	112.67%	-8.03%
Cash dividends declared	18.18%	10.00%	0.00%	-20.00%	-46.81%
Book value	9.58%	-9.55%	4.04%	5.55%	-1.20%

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include statements regarding profitability, including the focus on reducing time deposits; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the allowance and provision for loan losses; the effect of a sustained increase in nonperforming assets; the securities portfolio; interest rate sensitivity; asset quality; levels of net loan charge-offs and nonperforming assets; levels of interest expense; levels and components of noninterest income and noninterest expense; lease expense; income taxes: intentions regarding the Company's FHLB advance: expected impact of efforts to restructure the balance sheet; expected yields on the loan and securities portfolios; expected rates on interest-bearing liabilities; market risk; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates and yields; general economic conditions; uncertainty over future federal spending or the effects of federal budget cuts, particularly to the Department of Defense, on the Company's service area; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; the ability of the Company to diversify its sources of noninterest income; the effect of the Company's sales training efforts for branch staff; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; FDIC premiums and/or assessments; penalties paid if the Company were to prepay its FHLB advance; demand for loan products; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management's modeling systems; technology; reliance on third parties for key services; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Comptroller, U.S. Treasury and the Federal Reserve Board.

The Company has experienced losses due to the current economic climate. Dramatic declines in the residential and commercial real estate market during the recent economic crisis resulted in significant write-downs of asset values by the Company as well as by other financial institutions in the U.S.

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

Management Initiatives in 2014
In 2014, management continued its 2013 initiatives to improve asset quality, grow the loan portfolio, expand the Company's fee based revenue (defined as service charges on deposit accounts and other service charges, commissions and fees) and concentrate on improving Company efficiency. Management believes substantial progress was made with respect to all four initiatives. Management was able to improve asset quality as is evident by a $1.4 million reduction in net charge-offs when comparing charge-offs for 2014 to those of 2013, and a $3.4 million reduction in risk rated loans in the Other Assets Especially Mentioned and Substandard categories when comparing December 31, 2014 to December 31, 2013. Details of the improvement of asset quality can be found in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K. In addition, fee based revenue was higher for the year ended December 31, 2014 as compared to 2013. The loan portfolio grew by $35.3 million when comparing total loans on December 31, 2014 to December 31, 2013. Finally, the Company continued to focus on efficiency, with a net increase of only three employees during 2014 to 301 employees, still significantly lower than the 319 employees on December 31, 2012.

Primary Financial Data for 2014
The Company earned $4.1 million in 2014, as compared to net income of $3.2 million in 2013, an increase of $953 thousand or 30.13%. The increase in net income was due to higher net interest income and a lower provision for loan losses. Total interest and dividend income increased $466 thousand, while total interest expense decreased $831 thousand and the provision for loan losses decreased $700 thousand. A decrease in net charge-offs and improvement in loan quality between the two periods allowed management to reduce the provision for loan losses in 2014. Net loans charged off for the year ended December 31, 2014 were 80.15% lower than net charge-offs for the year ended December 31, 2013.

Assets as of December 31, 2014 were $876.3 million, an increase of $12.0 million or 1.39% compared to assets as of December 31, 2013. During 2014, the Company continued the loan growth seen in 2013, funding this growth mainly from the securities portfolio. Net loans grew $35.1 million, or 7.10%, over the year, while securities declined $23.1 million. In years prior to 2013, the Company experienced a lack of quality loan demand in its market area and invested excess funds in securities that could be readily liquidated as the Company waited for loan demand to recover. This recovery began in the second half of 2013 and continued through 2014.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting which require: (i) that losses be accrued when they are probable of occurring and estimable, (ii) that losses be accrued based on the differences between the loan balances and the value of collateral, present value of expected future cash flows or values that are observable in the secondary market and (iii) that adequate documentation exist to support the allowance for loan losses estimate.

The Company's allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. Management's estimate is based on certain observable, historical data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; discounted cash flow analysis; loan volumes; geographic, borrower and industry concentrations; the findings of internal credit quality assessments; and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

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

The loan portfolio is segmented into pools, based on the loan classifications as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report) and collectively evaluated for impairment. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1-29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due.  All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mention (rated just above substandard), and pass (all other loans).

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

Earnings Summary
Net income was $4.1 million, or $0.83 per diluted share, in 2014 compared to $3.2 million, or $0.64 per diluted share, in 2013.  This increase was primarily attributable to higher interest income, lower interest expense, and lower provision for loan losses, partially offset by lower noninterest income and higher noninterest expense. A shift in assets from securities to loans increased interest income, while decreases in higher-cost time accounts reduced interest expense.  Continued improvement in asset quality, as evidenced by lower charge-offs and a reduction in loans categorized as Other Assets Especially Mentioned or Substandard in 2014 when compared to 2013, allowed management to reduce the provision.  Noninterest expense was $1.1 million higher in 2014 than in 2013, due primarily to increases in salaries and employee benefits and occupancy and equipment expenses.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Net interest income, on a fully tax-equivalent basis, was $27.4 million in 2014, an increase of $1.5 million from 2013 and an increase of $176 thousand from 2012. The net interest margin was 3.57% in 2014 as compared to 3.23% in 2013 and 3.40% in 2012.

When comparing 2014 to 2013, the following changes were noted. Tax equivalent interest income increased $693 thousand, or 2.27%. Average earning assets decreased $31.9 million, or 3.98%. Total average loans increased $46.0 million, or 9.76%, and average investment securities decreased $46.8 million, or 16.38%, as continued loan demand allowed the company to shift its assets from securities and interest-bearing due from banks to loans.  Average interest-bearing due from banks, which has a significantly lower yield than investment securities and other investments, decreased $32.2 million, or 85.75%.  The Company also sold certain investment securities to reduce the portfolio's susceptibility to interest rate risk. As loans typically bear higher yields than securities, this change in asset composition led to an increase of 25 basis points in the yield on earning assets, partially offset by a lower average yield on loans.  Management expects that the Company's loan yields will continue to decline, due to intense competition for quality loans and rate reductions on loans currently held in the portfolio.  The reduction in loan yields will likely continue in 2015 at approximately the same pace seen in 2014, depending on monetary policy actions taken by the Federal Open Market Committee.  To partially offset this anticipated decline in loan yields, management has placed an increased focus on managing the mix of the liabilities in order to increase low cost funds and reduce high cost funds when possible.

Interest expense decreased $831 thousand, or 17.76% in 2014 as compared to 2013, while average interest-bearing liabilities decreased $15.6 million, or 2.55%. The cost of interest-bearing liabilities decreased 12 basis points due to the low interest rate environment. As discussed above, management has focused on adjusting the composition of its interest-bearing liabilities, specifically by allowing high-cost time deposits to reduce. Management expects that the reduction of the Company's interest expense will continue to slow in the future, because the majority of the higher cost time deposits have repriced to current, lower market rates. However, Management will continue to focus on the mix of deposits as stated above, by actively targeting new noninterest bearing deposits.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I
AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2014			2013			2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS

Loans	$517,183	$24,959	4.83%	$471,203	$23,769	5.04%	$478,220	$26,565	5.55%
Investment securities:
Taxable	164,755	3,562	2.16%	229,914	4,547	1.98%	263,532	5,238	1.99%
Tax-exempt	74,112	2,580	3.48%	55,745	2,042	3.66%	25,053	1,032	4.12%
Total investment securities	238,867	6,142	2.57%	285,659	6,589	2.31%	288,585	6,270	2.17%
Interest-bearing due from banks	5,356	13	0.24%	37,581	96	0.26%	28,460	56	0.20%
Federal funds sold	3,515	5	0.14%	1,906	1	0.05%	1,780	2	0.11%
Other investments	2,944	125	4.25%	3,374	96	2.85%	3,967	100	2.52%
Total earning assets	767,865	31,244	4.07%	799,723	30,551	3.82%	801,012	32,993	4.12%
Allowance for loan losses	(7,062)			(7,239)			(7,771)
	760,803			792,484			793,241

Cash and due from banks	25,700			13,446			8,589
Bank premises and equipment, net	42,277			36,188			30,728
Other assets	41,185			39,260			36,878

Total assets	$869,965			$881,378			$869,436

LIABILITIES AND STOCKHOLDERS' EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$11,537	$5	0.04%	$11,129	$6	0.05%	$11,600	$7	0.06%
Money market deposit accounts	213,918	179	0.08%	199,848	234	0.12%	180,106	322	0.18%
Savings accounts	73,576	46	0.06%	62,562	62	0.10%	53,054	53	0.10%
Time deposits, $100,000 or more	108,630	1,038	0.96%	126,127	1,436	1.14%	131,020	1,613	1.23%
Other time deposits	128,383	1,316	1.03%	157,154	1,683	1.07%	172,230	2,228	1.29%

Total time and savings deposits	536,044	2,584	0.48%	556,820	3,421	0.61%	548,010	4,223	0.77%
Federal funds purchased, repurchase
agreements and other borrowings	32,848	32	0.10%	31,182	35	0.11%	29,917	55	0.18%
Federal Home Loan Bank advances	28,507	1,233	4.33%	25,000	1,224	4.90%	30,574	1,496	4.89%

Total interest-bearing liabilities	597,399	3,849	0.64%	613,002	4,680	0.76%	608,501	5,774	0.95%
Demand deposits	184,555			180,538			170,792
Other liabilities	2,461			3,143			2,231

Total liabilities	784,415			796,683			781,524
Stockholders' equity	85,550			84,695			87,912

Total liabilities and stockholders' equity	$869,965			$881,378			$869,436

Net interest margin		$27,395	3.57%		$25,871	3.23%		$27,219	3.40%

* Computed on a fully taxable equivalent basis using a 34% rate.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities and changes in interest rates.

	Table II
	VOLUME AND RATE ANALYSIS*
	(in thousands)

	2014 vs. 2013			2013 vs. 2012			2012 vs. 2011
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:			Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS:
Loans	$2,319	$(1,129)	$1,190	$(390)	$(2,406)	$(2,796)	$(3,918)	$(1,693)	$(5,611)
Investment securities
Taxable	(1,289)	304	(985)	(668)	(23)	(691)	1,153	201	1,354
Tax-exempt	673	(135)	538	1,264	(254)	1,010	1,347	(553)	794
Total investment securities	(616)	169	(447)	596	(277)	319	2,500	(352)	2,148

Federal funds sold	1	3	4	0	(1)	(1)	(18)	(1)	(19)
Other investments **	(153)	99	(54)	41	(5)	36	105	(33)	72
Total earning assets	1,551	(858)	693	247	(2,689)	(2,442)	(1,331)	(2,079)	(3,410)

Interest-Bearing Liabilities
Interest-bearing transaction accounts	0	(1)	(1)	0	(1)	(1)	0	0	0
Money market deposit accounts	16	(71)	(55)	35	(123)	(88)	21	(51)	(30)
Savings accounts	11	(27)	(16)	9	0	9	5	(1)	4
Time deposits, $100,000 or more	(199)	(199)	(398)	(60)	(117)	(177)	63	(312)	(249)
Other time deposits	(308)	(59)	(367)	(195)	(350)	(545)	(116)	(290)	(406)
Total time and savings deposits	(480)	(357)	(837)	(211)	(591)	(802)	(27)	(654)	(681)
Federal funds purchased, repurchase
agreements and other borrowings	2	(5)	(3)	2	(22)	(20)	(43)	(8)	(51)
Federal Home Loan Bank advances	172	(163)	9	(273)	1	(272)	(216)	7	(209)
Total interest-bearing liabilities	(306)	(525)	(831)	(482)	(612)	(1,094)	(286)	(655)	(941)

Change in net interest income	$1,857	$(333)	$1,524	$729	$(2,077)	$(1,348)	$(1,045)	$(1,424)	$(2,469)

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2014. It should be noted, however, that non-maturing, interest-bearing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2014 non-maturing, interest-bearing deposit liabilities totaled $307.1 million, or 57.90%, of total interest-bearing deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability-sensitive position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive at the one-year timeframe as of December 31, 2014.

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

TABLE III
INTEREST SENSITIVITY ANALYSIS

As of December 31, 2014	Within	4-12	1-5	Over 5	Total
(in thousands)	3 Months	Months	Years	Years

Uses of Funds
Interest-bearing due from banks	$833	$0	$0	$0	$833
Federal funds sold	1,391	0	0	0	1,391
Taxable investments	20,719	100	3,092	132,011	155,922
Tax-exempt investments	0	0	8,612	64,901	73,513
Total federal funds sold and investment securities	22,943	100	11,704	196,912	231,659

Loans
Commerical	$9,135	$7,303	$11,545	$9,715	$37,698
Consumer	10,204	737	6,774	12,778	30,493
Real estate	41,433	26,769	266,915	109,879	444,996
Other	12,406	577	4,143	5,681	22,807
Total loans	73,178	35,386	289,377	138,053	535,994
Total earning assets	$96,121	$35,486	$301,081	$334,965	$767,653

Sources of funds
Interest-bearing transaction accounts	$14,722	$0	$0	$0	$14,722
Money market deposit accounts	220,298	0	0	0	220,298
Savings accounts	72,058	0	0	0	72,058
Time deposits $100,000 or more	33,228	24,840	46,964	0	105,032
Other time deposits	22,594	44,254	51,416	0	118,264
Federal funds purchased and other borrowings	0	0	0	0	0
Overnight repurchase agreements	37,404	0	0	0	37,404
Term repurchase agreements	412	0	0	0	412
FHLB advances	25,000	5,000	0	0	30,000
Total interest bearing liabilities	$425,716	$74,094	$98,380	$0	$598,190

Rate sensitivity GAP	$(329,595)	$(38,608)	$202,701	$334,965	$169,463

Cumulative GAP	$(329,595)	$(368,203)	$(165,502)	$169,463

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a "static" test to measure the effects of changes in interest rates on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the shock by repricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to estimate the impact on the Company's net interest income. The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2014, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates. Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)
As of December 31, 2014
Changes in Net Interest Income
Changes in Interest Rates	Amount	Percent
Up 4.00%	$425	1.62%
Up 3.00%	$386	1.47%
Up 2.00%	$314	1.20%
Up 1.00%	$251	0.96%
Up 0.50%	$181	0.69%
No change	$0	0.00%

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

The provision for loan losses was $600 thousand for the year ended December 31, 2014 as compared to $1.3 million for 2013. Loans that were charged off during 2014 totaled $1.2 million compared to $2.7 million in 2013. Recoveries amounted to $882 thousand in 2014 and $913 thousand in 2013. The Company's net loans charged off to year-end loans were 0.07% in 2014 as compared to 0.36% in 2013. The allowance for loan losses, as a percentage of year-end loans, was 1.32% in 2014 and 1.36% in 2013. Net loan charge-offs for 2014 were lower than in 2013 due to continued improvements in asset quality and the concomitant reduction in charge-offs. Management believes that net loan charge-offs in subsequent years will be higher than what was experienced in 2014, as no similarly large recoveries are anticpated in the future.  The state of the local economy also significantly impacts the level of loan charge-offs, and if the economic recovery does not continue, nonperforming assets could increase as a result of declines in real estate values and home sales or increases in unemployment rates and financial stress on borrowers. Increased nonperforming assets would cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision.

In 2014, management contributed $600 thousand to the allowance for loan losses through the provision, or $700 thousand less than the provision for the year ended December 31, 2013. This decision was based on management's evaluation of loan losses in the loan portfolio. Management's evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision. Management's evaluation identified improvement in the credit quality of the Company's loan portfolio, including a $1.4 million reduction in net charge-offs when comparing the year ended December 31, 2014 to 2013, and a $3.4 million reduction in risk rated loans in the Other Assets Especially Mentioned and Substandard categories when comparing December 31, 2014 to December 31, 2013. This improvement supported the decrease in the provision for loan losses and the allowance for loan losses as a percent of total loans when comparing the year ended December 31, 2014 to 2013. Management believes that smaller contributions to the provision for loan losses, relative to the contributions made in recent years, will continue if current economic conditions remain stable or improve.

Noninterest Income
Noninterest income decreased $129 thousand or 1.01% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decrease was driven by a reduction in income from Old Point Mortgage LLC, a joint venture between the Bank and Tidewater Mortgage Services. Income from Old Point Mortgage was elevated in 2013 by the recognition of fair value accounting. In addition, low interest rates in recent years resulted in an unusually high number of borrowers refinancing their mortgages. By the end of 2013, management believes most eligible borrowers interested in refinancing had done so.

The reduction in income from Old Point Mortgage was mostly offset by the $378 thousand increase in other service charges, commissions and fees. In the fourth quarter of 2013, Trust acquired Penact, a company that provides consultation, administration and valuation services for retirement plans. Revenue from Penact was $359 thousand for the year ended December 31, 2014, $328 thousand higher than in 2013. As Penact was acquired in the fourth quarter of 2013, 2014 is the first full year of revenue.

Small decreases were seen in income from fiduciary activities, service charges on deposit accounts, and other operating income.  When comparing 2014 to 2013, service charges on deposit accounts decreased $64 thousand due to decreases in nonsufficient funds and overdraft fees.  The decrease of $34 thousand in other operating income in 2014, compared to 2013, was driven by the Bank's sale of a foreclosed property, which was occupied by a rent-paying tenant.  This property was sold in the first quarter of 2014, reducing other income by $33 thousand. While this sale did reduce the Company's noninterest income, it is important to note that the sale also reduced foreclosed property expenses, and that the Company recorded a gain on the sale.

Income from fiduciary activities decreased $47 thousand in 2014, when compared to 2013, due to Trust's determination that certain customer fees had been inadvertently charged. The Company recognized an adjustment in the financial statements for the second quarter of 2014, which reduced noninterest income by $135 thousand in that quarter. The affected customers were credited in the third quarter of 2014.  Other than the impact of the inadvertent fee charges, other income from fiduciary activities increased during 2014 as compared to 2013, and management expects this positive trend to continue in 2015.

In addition to the increase in other service charges, commissions and fees discussed above, the Company also had a relatively small improvement in gain (loss) on sale of available-for-sale securities between 2013 and 2014.  During both years, the Company has focused on restructuring its securities portfolio to improve the portfolio's cash flow, increase its yields, and reduce its susceptibility to interest rate risk.  As a result of this restructuring, the Company recorded a net gain on sales of $2 thousand in 2014, compared to a net loss on sales of $26 thousand in 2013.

The Company continues to focus on diversifying noninterest income through efforts to expand Trust relationships and a continued focus on business checking and other corporate services.  The portions of the Dodd-Frank Act that have been fully implemented have increased, and the Company expects the Dodd-Frank Act when fully implemented to further increase, government regulation of consumer financial products and services, including fees generated on consumer financial transactions. Although the impact of the Dodd-Frank Act and regulations promulgated thereunder is not yet fully known, the Company expects that this additional regulation of consumer financial products, services and transactions may materially impact the Company's ability to generate future noninterest income.

Noninterest Expenses
The Company's noninterest expense increased $1.1 million or 3.22% for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The largest increases were in salaries and employee benefits and occupancy and equipment expenses. Occupancy and equipment expenses increased $490 thousand, or 11.15% when comparing 2014 and 2013, due to the completion of the Company's new corporate headquarters. Salaries and employee benefits increased $776 thousand, or 4.06%, when comparing 2014 to 2013, mainly due to an increase in the cost of employer-provided medical insurance of $424 thousand. Staffing was also increased by the addition of four employees when Trust acquired Penact in the fourth quarter of 2013. The Company expects that future revenues will more than offset the increased salaries and benefits, as evidenced by the increase in income from other service charges, commissions and fees when comparing the years ended December 31, 2014 and 2013.

Other outside services, employee professional development, and capital stock tax also increased in 2014, when compared to 2013. Other outside services increased $125 thousand, mainly as a result of outsourcing of certain information technology and audit functions requiring extremely specialized skills and expertise. Employee professional development increased $126 thousand as the Company provided sales training for all branch staff to improve future revenues.

Capital stock tax is paid to the state of Virginia instead of state income tax, and is based on the subsidiaries' capital less certain allowances.  One such allowance is based on holdings of U.S. Government agency securities and is calculated as of each quarter-end during the fiscal year, rather than on an average or year-end balance.  As the composition of the Company's securities portfolio has changed between 2012, 2013, and 2014, the level of U.S. Government agency securities decreased significantly and provided a smaller deduction for the purposes of calculating the capital stock tax.

These increases in noninterest expense were partially offset by decreases in other operating expenses and loss on write-down/sale of other real estate owned. Loan expenses, which are included in other operating expenses, were lower in 2014 than in 2013 due to recoveries of funds as a result of settlements on problem loans.  Losses on other real estate owned were elevated in 2013 due to the write-down on a single piece of property. The value of this property declined sharply due to the foreclosure by other banks of similar property in the area. There were no similarly large write-offs on other real estate owned in 2014.

Income tax expense was also lower in 2014 than in 2013, due to a shift in the securities portfolio toward tax-exempt securities. The Company also took advantage of several tax credits during 2014; together, the tax credits and shift in the securities portfolio reduced 2014 income tax expense by 43.68% compared to 2013.

Balance Sheet Review
At December 31, 2014, the Company had total assets of $876.3 million, an increase of $12.0 million or 1.39% compared to assets as of December 31, 2013. Net loans increased $35.1 million or 7.10%, from $493.9 million at December 31, 2013 to $528.9 million at December 31, 2014. Loan demand began to increase in 2013 and continued throughout 2014, but until loan demand recovers significantly, the Company will likely continue to manage the interest margin by allowing higher cost funds, such as time deposits, to decrease. High-cost time deposits decreased $33.5 million or 13.05% between December 31, 2013 and December 31, 2014, while low-cost funds in the form of noninterest-bearing and savings deposits increased $24.8 million or 5.28% in the same time period.

The Company's holdings of Alternative A-paper, or "Alt-A", type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of December 31, 2014.

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

For the purposes of this discussion, a "subprime loan" is defined as a loan to a borrower having a credit score of 660 or below. The majority of the Company's subprime loans are to customers in the Company's primary service area.

The following table details, as of December 31, 2014, the Company's loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end and 1-4 family junior lien loans for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of December 31, 2014
(dollars in thousands)

	Amount	Percent
Subprime	$20,200	14.9%
Non-subprime	115,685	85.1%
	$135,885	100.0%

Total loans	$535,994

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.77%

In addition to the subprime loans secured by real estate discussed above, as of December 31, 2014, the Company had an additional $1.4 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of December 31, 2014 were $21.6 million, amounting to 4.03% of the Company's total loans at December 31, 2014.

The Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Securities Portfolio
When comparing December 31, 2014 to December 31, 2013, securities available-for-sale decreased $16.3 million and securities held-to-maturity decreased $6.8 million. In December 2014, as part of a strategy to reduce its capital stock tax expense, the Company purchased $20.0 million in short-term U.S Treasury securities.  U.S. Treasury securities have very low yields.  However, the anticipated future reduction in capital stock tax, included in noninterest expense, should more than offset the reduction in interest income.  If the Company had not purchased these U.S. Treasuries, securities available-for-sale would have decreased $36.3 million.  Securities were sold to reduce the portfolio's susceptibility to interest rate risk and to fund loan demand, which began to recover in the second quarter of 2013 and continued in 2014.  The Company's goal is to provide maximum return on the securities portfolio within the framework of its asset/liability objectives and consistent with its need to manage tax exposure when necessary. The asset/liability objectives include managing interest sensitivity, liquidity and pledging requirements.

The following table sets forth a summary of the securities portfolio:

TABLE IV
SECURITIES PORTFOLIO

As of December 31,	2014	2013	2012
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$20,000	$0	$0
Obligations of U.S. Government agencies	4,618	15,024	37,088
Obligations of state and political subdivisions	50,246	47,100	43,774
Mortgage-backed securities	60,888	90,750	247,355
Money market investments	719	691	541
Corporate bonds	2,790	2,074	698
Other marketable equity securities	85	0	0
	$139,346	$155,639	$329,456
Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$100	$400	$570
Obligations of state and political subdivisions	29,529	30,120	0
Mortgage-backed securities	60,460	66,327	0
	$90,089	$96,847	$570
Restricted securities:
Federal Home Loan Bank stock	$2,124	$2,209	$2,393
Federal Reserve Bank stock	169	169	169
	$2,293	$2,378	$2,562

Total	$231,728	$254,864	$332,588

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2014:

	1 year	1-5	5-10	Over 10
	or less	years	years	years	Total
	(dollars in thousands)
U.S. Treasury securities	$20,000	$0	$0	$0	$20,000
Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%

Obligations of U.S. Government Agencies	$0	$402	$0	$4,316	$4,718
Weighted average yield	0.00%	1.10%	0.00%	1.83%	1.77%

Obligations of state and political subdivisions	$0	$8,613	$25,502	$45,660	$79,775
Weighted average yield	0.00%	1.86%	2.20%	2.53%	2.36%

Mortgage-backed securities	$0	$0	$0	$121,348	$121,348
Weighted average yield	0.00%	0.00%	0.00%	2.81%	2.81%

Money market investments	$719	$0	$0	$0	$719
Weighted average yield	0.01%	0.00%	0.00%	0.00%	0.01%

Corporate bonds	$100	$2,690	$0	$0	$2,790
Weighted average yield	1.10%	1.35%	0.00%	0.00%	1.34%

Federal Home Loan Bank stock - restricted	$0	$0	$0	$2,124	$2,124
Weighted average yield	0.00%	0.00%	0.00%	2.57%	2.57%

Federal Reserve Bank stock - restricted	$0	$0	$0	$169	$169
Weighted average yield	0.00%	0.00%	0.00%	6.00%	6.00%

Other marketable equity securities	$0	$0	$0	$85	$85
Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%

Total securities	$20,819	$11,705	$25,502	$173,702	$231,728
Weighted average yield	0.01%	1.72%	2.20%	2.67%	2.33%

In the table above, U.S. Treasury securities show a yield of 0.00%, due to the fact that the Company purchased these securities, which matured in early January 2015, in late December 2014. See above for a discussion of the Company's purchase of these securities.

The table above is based on maturity. Therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $121.3 million in mortgage-backed securities as of December 31, 2014 was 6.31 years. Yields are calculated on a fully tax-equivalent basis using a 34% rate.

Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2010 through 2014:

TABLE V
LOAN PORTFOLIO

As of December 31,	2014	2013	2012	2011	2010
	(in thousands)
Commercial	$37,698	$30,702	$25,341	$35,015	$36,053
Real estate-construction	9,082	14,505	12,005	19,981	19,206
Real estate-mortgage	435,914	416,966	398,522	415,960	489,190
Consumer	30,493	19,791	13,146	17,041	24,389
Other	22,807	18,735	22,119	32,330	17,781

Total	$535,994	$500,699	$471,133	$520,327	$586,619

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of December 31, 2014, the total loan portfolio increased by $35.3 million or 7.05% as compared to December 31, 2013. Quality loan demand began to increase in the second half of 2013, a trend which continued in 2014. To assist with the loan growth generated by relationship building, the Company worked with Old Point Mortgage, LLC to generate 1 to 4 family mortgage loans and continued to market the fixed-rate equity line product developed in 2013. During 2014 the Company also purchased a $10.3 million portfolio of installment loans, included in the consumer category in the table above, for which the Company maintains a dedicated reserve account. Any loan losses in this portfolio are covered first by the reserve account, and then by the allowance for loan losses only if the funds available in the reserve account are not sufficient.

The maturity distribution and rate sensitivity of certain categories of the Company's loan portfolio at December 31, 2014 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2014	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial	$16,373	$11,155	$10,170	$37,698
Real estate - construction	6,247	2,624	211	9,082
Total	$22,620	$13,779	$10,381	$46,780

Loans due after 1 year with:
Fixed interest rate		$12,454	$9,256	$21,710
Variable interest rate		1,325	1,125	2,450
Total		$13,779	$10,381	$24,160
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Restructured loans are loans with terms that were modified in a troubled debt restructuring (TDR) for borrowers experiencing financial difficulties. During the year ended December 31, 2014, the Company restructured four loans.

As of December 31, 2014, nonperforming assets totaled $11.8 million, down from $18.3 million at December 31, 2013. The 2014 total consisted of $5.1 million of OREO, $1.1 million in loans still accruing interest but past due 90 days or more and $5.6 million in nonaccrual loans. All of the $5.6 million in nonaccrual loans were secured by real estate. All of the nonaccrual loans are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from "90 days past due but still accruing interest" to "nonaccrual" status, the loan is normally reviewed for impairment. If the loan is considered impaired, then the Company records a charge-off based on the value of the collateral or the loan's expected future cash flows. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans decreased to $14.4 million as of December 31, 2014 from $19.8 million as of December 31, 2013 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K. The majority of these loans were collateralized.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

TABLE VII
NONPERFORMING ASSETS
As of December 31,	2014	2013	2012	2011	2010
	(in thousands)
Nonaccrual loans
Commercial	$0	$149	$97	$129	$178
Real estate-construction	499	2,545	3,065	0	37
Real estate-mortgage (1)	5,071	8,630	7,470	8,334	20,550
Consumer	0	0	0	12	116
Total nonaccrual loans	$5,570	$11,324	$10,632	$8,475	$20,881

Loans past due 90 days or more and accruing interest
Commercial	$10	$0	$25	$0	$0
Real estate-construction	0	0	0	0	16
Real estate-mortgage (1)	107	527	408	510	33
Consumer (2)	1,019	5	11	2	23
Other	5	14	3	5	1
Total loans past due 90 days or more and accruing interest	$1,141	$546	$447	$517	$73

Restructured loans
Real estate-construction	$102	$0	$0	$0	$0
Real estate-mortgage (1)	12,203	12,076	8,810	4,326	1,639
Consumer	13	15	16	18	0
Total restructued loans	$12,318	$12,091	$8,826	$4,344	$1,639
Less nonaccrual restructured loans (included above)	4,240	3,630	1,908	2,756	0
Less restructured loans in compliance (3)	8,078	8,461	6,918	1,588	0
Net nonperforming restructured loans	$0	$0	$0	$0	$1,639

Other real estate owned
Construction, land development, and other land	$2,138	$2,783	$3,804	$3,969	$4,074
1-4 family residential properties	884	457	676	3,650	2,807
Multifamily (5 or more) residential properties	0	0	0	0	1,155
Former branch sites	886	886	0	0	0
Nonfarm nonresidential properties	1,198	2,289	2,094	1,771	3,412
	$5,106	$6,415	$6,574	$9,390	$11,448

Total nonperforming assets	$11,817	$18,285	$17,653	$18,382	$34,041

Interest income that would have been recorded under
original loan terms on nonaccrual loans included above	$301	$762	$673	$1,353	$1,507

Interest income recorded for the period on nonaccrual
loans included above	$265	$251	$121	$506	$790

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal amounts that are 97 - 98% guaranteed by the government. The past due portion of these guaranteed loans totaled $2.4 million at December 31, 2014. For additional information, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K

(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of December 31, 2014 compared to December 31, 2013, the nonaccrual loan category decreased by $5.8 million or 50.81% and the 90-days past due and still accruing interest category increased by $595 thousand or 108.97%. The large decline in nonacrrual loans was due primarily to the resolution of two large loans.  Loans past due 90 days or more and still accruing interest increased due to the purchase of a student loan portfolio by the Company in November 2013; the principal amount of these loans is 97-98% guaranteed by the government. OREO decreased by $1.3 million or 20.41% when comparing December 31, 2014 to December 31, 2013, as the Company worked to sell these properties. The former branch sites included in other real estate owned are also listed for sale.

Management believes the Company has an excellent credit quality review process in place to identify problem loans quickly. As seen by the reduction in OREO and the reduction in risk rated loans, the Company's asset quality has improved. For a detailed discussion of the Company's nonperforming assets, refer to Note 4 and Note 5 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2014 and December 31, 2013, the impaired loan component of the allowance for loan losses amounted to $702 thousand and $1.7 million, respectively. The decrease in this component was due to the resolution of one loan during the first quarter of 2014 that had a large impairment before the resolution. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2014 and December 31, 2013, the Company had no loans in these categories.

For the December 31, 2014 and December 31, 2013 calculations, the migration analysis was based on twelve quarters and eight quarters respectively.  For a detailed discussion of migration analysis and this change in accounting methodology, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.  Each quarter, management reviews the migration period to determine the most applicable period to use, which may be longer or shorter than the migration period used in prior quarters.  Adding additional quarters to the migration analysis extends the period over which the loan could cease to perform; migration analysis of a longer period, therefore, generally reflects a greater number of loans that default, and accordingly an increased historical loss rate, than migration analysis of a shorter period.

The final component of the allowance consists of qualitative factors such as economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment. On a combined basis, the historical loss and qualitative factor component of the allowance amounted to $6.4 million and $5.1 million as of December 31, 2014 and 2013, respectively.  This increase is due to growth in the loan portfolio and higher historical loss rates due to the expanded migration period.

As a result of management's belief that the quality of the loan portfolio continues to improve, the Company added, through the provision, $600 thousand to the allowance for loan losses in 2014. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.
The following table shows an analysis of the allowance for loan losses:

TABLE VIII
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2014	2013	2012	2011	2010
	(dollars in thousands)

Balance at the beginning of period	$6,831	$7,324	$8,498	$13,228	$7,864

Charge-offs:
Commercial	286	200	138	942	556
Real estate-construction	51	501	831	0	126
Real estate-mortgage	563	1,548	2,554	7,822	2,971
Consumer	163	141	259	333	655
Other	175	316	187	210	180
Total charge-offs	1,238	2,706	3,969	9,307	4,488

Recoveries:
Commercial	55	76	67	141	192
Real estate-construction	173	6	30	0	0
Real estate-mortgage	524	513	162	575	636
Consumer	64	111	70	102	155
Other	66	207	66	59	69
Total recoveries	882	913	395	877	1,052

Net charge-offs	356	1,793	3,574	8,430	3,436

Provision for loan losses	600	1,300	2,400	3,700	8,800
Balance at end of period	$7,075	$6,831	$7,324	$8,498	$13,228

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$535,994	$500,699	$471,133	$520,327	$586,619
Average balance	$517,183	$471,203	$478,220	$544,523	$621,550

Net charge-offs to average total loans	0.07%	0.38%	0.75%	1.55%	0.55%
Provision for loan losses to average total loans	0.12%	0.28%	0.50%	0.68%	1.42%
Provision for loan losses to net charge-offs	168.54%	72.50%	67.15%	43.89%	256.11%
Allowance for loan losses to period end loans	1.32%	1.36%	1.55%	1.63%	2.25%
Earnings to loan loss coverage*	13.80	2.68	2.12	0.96	3.05
Allowance for loan losses to nonperforming loans	105.42%	57.55%	66.11%	94.51%	58.55%

* Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the allowance for loan losses allocated to each category at December 31 of the years presented.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		of Loans to		of Loans to		of Loans to		of Loans to		of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)

Commercial	$595	7.03%	$350	6.13%	$677	5.38%	$1,011	6.73%	$799	6.15%
Real estate-construction	703	1.69%	662	2.90%	187	2.55%	323	3.84%	441	3.27%
Real estate-mortgage	5,347	81.33%	5,357	83.28%	6,179	84.59%	6,735	79.94%	11,498	83.39%
Consumer	219	5.69%	294	3.95%	204	2.79%	300	3.28%	357	4.16%
Other	211	4.26%	168	3.74%	77	4.70%	129	6.21%	133	3.03%
Total	$7,075	100.00%	$6,831	100.00%	$7,324	100.00%	$8,498	100.00%	$13,228	100.00%

For the year ended December 31, 2014 as compared to the year ended December 31, 2013, there was an increase in the allowance for loan losses due to growth in the loan portfolio and the expanded migration period used to calculate historic losses.  The increase in the allowance was distributed among the loan segments based on the composition of loans in each segment. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K for further information related to the effect of the change in the calculation method.

Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category. For example, if real estate-construction loans experienced losses of $1.0 million, the allowance for loan losses could absorb these losses even though only $703 thousand is allocated to that category.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE X
DEPOSITS

Years ended December 31,	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)

Interest-bearing transaction accounts	$11,537	0.04%	$11,129	0.05%	$11,600	0.06%
Money market deposit accounts	213,918	0.08%	199,848	0.12%	180,106	0.18%
Savings accounts	73,576	0.06%	62,562	0.10%	53,054	0.10%
Time deposits, $100,000 or more	108,630	0.96%	126,127	1.14%	131,020	1.23%
Other time deposits	128,383	1.03%	157,154	1.07%	172,230	1.29%
Total interest-bearing deposits	536,044	0.48%	556,820	0.61%	548,010	0.77%
Demand deposits	184,555		180,538		170,792
Total deposits	$720,599		$737,358		$718,802

The Company's average total deposits were $720.6 million for the year ended December 31, 2014, a decrease of $16.8 million or 2.27% from average total deposits for the year ended December 31, 2013. The money market deposit accounts and savings accounts categories had the largest increases, totaling $14.1 million and $11.0 million, respectively. In addition, average time deposits, which are currently the Company's most expensive deposit categories, decreased by a total of $46.3 million, as seen in the table above. The rates paid on interest-bearing deposits by the Company decreased from 0.61% for the year ended December 31, 2014 to 0.48% for the year ended December 31, 2013.

To manage its net interest margin, in 2013 and 2014 the Company focused on reducing higher-cost time deposits by lowering deposit rates and allowing time deposits to shrink through attrition.

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity at the dates presented.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2014	2013	2012
	(in thousands)
Maturing in:
Within 3 months	$32,995	$25,272	$25,318
4 through 6 months	12,212	12,591	13,294
7 through 12 months	12,628	33,992	19,968
Greater than 12 months	47,197	42,920	79,029
	$105,032	$114,775	$137,609

Return on Equity and Assets
The return on average stockholders' equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2014	2013	2012
Return on average assets	0.47%	0.36%	0.48%
Return on average equity	4.81%	3.73%	4.76%
Dividend pay-out ratio	31.32%	34.49%	23.67%
Average equity to average assets	9.83%	9.61%	10.11%

Capital Resources
Total stockholders' equity as of December 31, 2014 was $88.5 million, up 9.58% from $80.8 million on December 31, 2013.  The increase in total stockholders' equity was primarily due to lower unrealized losses on available-for-sale securities between the two years. The Company's capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses. The following is a summary of the Company's capital ratios for the past three years. As shown below, these ratios were all well above the regulatory minimum levels.

	2014 Regulatory Minimums	2014	2013	2012
Tier 1	4.00%	14.36%	14.50%	15.64%
Total Capital	8.00%	15.44%	15.58%	16.89%
Tier 1 Leverage	4.00%	10.75%	10.37%	10.09%

Year-end book value per share was $17.85 in 2014, $16.29 in 2013, and $18.01 in 2012. Cash dividends were $1.3 million or $0.26 per share in 2014, $1.1 million or $0.22 per share in 2013, and $991 thousand or $0.20 per share in 2012. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices and dividends paid for each quarter of 2014 and 2013. The stock is quoted on the NASDAQ Capital Market under the symbol "OPOF" and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,157 stockholders of record of the Company as of March 17, 2015. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the quarterly dividends paid and high and low sales prices of Old Point Financial Corporation common stock for the previous two years.

	2014			2013
	Dividend	Sales Price		Dividend	Sales Price
		High	Low		High	Low
1st Quarter	$0.06	$18.00	$12.81	$0.05	$13.60	$10.91
2nd Quarter	$0.06	$17.93	$14.86	$0.05	$14.73	$11.76
3rd Quarter	$0.07	$16.89	$14.36	$0.06	$13.24	$12.24
4th Quarter	$0.07	$15.50	$14.76	$0.06	$13.10	$12.60

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company's sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of December 31, 2014, the Company had $231.5 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2014, the Company had $50.0 million available in federal funds lines of credit to address any short-term borrowing needs, compared to $43.0 million available at December 31, 2013.

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

The fair value of unpledged securities available for sale decreased from December 31, 2013 to December 31, 2014 primarily because the Company sold certain available for sale securities during this time, both to manage interest rate risk and to shift those funds into loan originations.  The decrease in federal funds sold and balances at the Federal Reserve from December 31, 2013 to December 31, 2014 was also primarily a result of the increased loan growth.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2014 and December 31, 2013. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES
(dollars in thousands)
	December 31, 2014			December 31, 2013
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$50,000	$0	$50,000	$43,000	$0	$43,000
Federal Home Loan Bank advances	261,507	30,000	231,507	257,873	25,000	232,873
Federal funds sold & balances at the Federal Reserve			2,028			19,256
Securities, available for sale and unpledged at fair value			98,409			129,926
Total short-term funding sources			$381,944			$425,055

Uses:
Unfunded loan commitments and lending lines of credit			63,422			54,916
Letters of credit			1,076			1,349
Commitments to purchase assets			826			1,864
Total potential short-term funding uses			$65,324			$58,129

Liquidity coverage ratio			584.7%			731.2%

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity or operations. The Company's internal sources of liquidity are deposits, loan and investment repayments and securities available-for-sale. The Company's primary external source of liquidity is advances from the FHLB.

In June 2013, the federal bank regulatory agencies adopted the Basel III Final Rules (i) to implement the Basel III capital framework and (ii) for calculating risk-weighted assets. These rules are effective beginning January 1, 2015, subject to limited phase-in periods. For an overview of the Basel III Final Rules, refer to "Regulation and Supervision" included in Item 1, "Business" of this report on Form 10-K.

The Company's operating activities provided $10.0 million of cash during the year ended December 31, 2014, compared to $8.5 million provided during 2013 primarily due to higher net income in 2014. The Company's investing activities used $9.2 million during 2014, compared to providing $15.6 million during 2013, principally due to a reduction in the volume of sales of securities when comparing 2014 to 2013. Company's financing activities provided $1.2 million of cash during 2014 compared to using $35.1 million of cash during 2013. This change is principally due to a smaller decrease in time deposits in 2014 than the decrease experienced in 2013. Cash flows from financing activities were also impacted by a net increase of $5.0 million in FHLB advances in 2014.

While the Company can elect to prepay its FHLB advances, it would be subject to a prepayment penalty equal to the cost to the FHLB to unwind its underlying hedge plus an administrative fee. Therefore, the Company currently does not intend to prepay its FHLB advances.

Effects of Inflation
Management believes changes in interest rates affect the financial condition of the Company, and other financial institutions, to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities.

Management believes that the key to achieving satisfactory performance in an inflationary environment is the Company's ability to maintain or improve its net interest margin and to generate additional fee income. The Company's policy of investing in and funding with interest-sensitive assets and liabilities is intended to reduce the risks inherent in a volatile inflationary economy.

Off-Balance Sheet Lending Related Commitments
The Company had $135.6 million in consumer and commercial commitments at December 31, 2014. As of the same date, the Company also had $3.6 million in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table provides the Company's contractual obligations as of December 31, 2014:

Payments due by period
(in thousands)		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Debt Obligations	$37,816	$37,816	$0	$0	$0
Long-Term Debt Obligations	30,000	5,000	25,000	0	0
Operating Lease Obligations	731	254	409	68	0
Commitment to purchase assets	906	906	0	0	0
Total contractual cash obligations excluding deposits	69,453	43,976	25,409	68	0
Deposits	716,654	617,114	85,092	14,448	0
Total	$786,107	$661,090	$110,501	$14,516	$0

Short-term debt obligations include federal funds purchased, overnight repurchase agreements and term repurchase agreements.

After December 31, 2014 but prior to the filing of this annual report on Form 10-K, the Company signed additional contracts for fixed asset purchases and professional services. These contracts will require payments of approximately $906 thousand in 2015.

Short-Term Borrowings
Certain short-term borrowings at December 31, 2014, 2013 and 2012 are presented below. Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders' equity at the same date.

TABLE XII
SHORT-TERM BORROWINGS

	2014		2013		2012
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Balance at December 31,
Repurchase agreements	$37,816	0.10%	$31,586	0.10%	$37,226	0.16%

Average daily balance for the year ended December 31,
Repurchase agreements	$32,780	0.10%	$32,219	0.11%	$29,831	0.18%

Maximum month-end outstanding balance:
Repurchase agreements	$42,429		$41,604		$39,734

Quarterly Data
The table below contains a comparison of the Company's quarterly income and expenses for the periods indicated:

	Years Ended December 31,
	2014				2013
	(in thousands, except per share data)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$7,760	$7,527	$7,536	$7,466	$7,454	$7,263	$7,477	$7,629
Interest expense	(905)	(951)	(962)	(1,031)	(1,103)	(1,144)	(1,178)	(1,255)

Net interest income	6,855	6,576	6,574	6,435	6,351	6,119	6,299	6,374
Provision for loan losses	200	(450)	(100)	(250)	(500)	(300)	(300)	(200)
Net interest income, after provision for loan losses	7,055	6,126	6,474	6,185	5,851	5,819	5,999	6,174

Noninterest income	3,134	3,195	3,153	3,162	3,179	3,197	3,284	3,113
Noninterest expenses	(8,724)	(8,718)	(8,467)	(8,263)	(9,054)	(7,776)	(8,049)	(8,226)

Income before income taxes	1,465	603	1,160	1,084	(24)	1,240	1,234	1,061
Provision for income taxes	(119)	89	(59)	(107)	234	(203)	(219)	(160)
Net income	$1,346	$692	$1,101	$977	$210	$1,037	$1,015	$901

Earnings per common share:
Basic	$0.27	$0.14	$0.22	$0.20	$0.04	$0.21	$0.21	$0.18
Diluted	$0.27	$0.14	$0.22	$0.20	$0.04	$0.21	$0.21	$0.18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 17 through 35 of this report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Old Point Financial Corporation
Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 30, 2015

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(dollars in thousands, except share data)
Assets

Cash and due from banks	$31,081	$11,802
Interest-bearing due from banks	833	18,045
Federal funds sold	1,391	1,478
Cash and cash equivalents	33,305	31,325
Securities available-for-sale, at fair value	139,346	155,639
Securities held-to-maturity (fair value approximates $94,406 and $97,453)	90,089	96,847
Restricted securities	2,293	2,378
Loans, net of allowance for loan losses of $7,075 and $6,831	528,919	493,868
Premises and equipment, net	42,075	40,546
Bank-owned life insurance	23,525	22,673
Other real estate owned, net of valuation allowance of $2,908 and $2,775	5,106	6,415
Other assets	11,622	14,597
	$876,280	$864,288

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$186,280	$182,513
Savings deposits	307,078	286,085
Time deposits	223,296	256,807
Total deposits	716,654	725,405
Overnight repurchase agreements	37,404	31,175
Term repurchase agreements	412	411
Federal Home Loan Bank advances	30,000	25,000
Accrued expenses and other liabilities	3,313	1,536
Total liabilities	787,783	783,527

Commitments and contingencies	--	--

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	53,203	50,376
Accumulated other comprehensive loss, net	(5,893)	(10,802)
Total stockholders' equity	88,497	80,761
Total liabilities and stockholders' equity	$876,280	$864,288

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2014	2013
	(dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$24,881	$23,735
Interest on due from banks	13	96
Interest on federal funds sold	5	1
Interest on securities:
Taxable	3,562	4,547
Tax-exempt	1,703	1,348
Dividends and interest on all other securities	125	96
Total interest and dividend income	30,289	29,823

Interest Expense:
Interest on savings deposits	230	302
Interest on time deposits	2,354	3,119
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	32	35
Interest on Federal Home Loan Bank advances	1,233	1,224
Total interest expense	3,849	4,680
Net interest income	26,440	25,143
Provision for loan losses	600	1,300
Net interest income, after provision for loan losses	25,840	23,843

Noninterest Income:
Income from fiduciary activities	3,506	3,553
Service charges on deposit accounts	4,119	4,183
Other service charges, commissions and fees	3,940	3,562
Income from bank-owned life insurance	851	848
Income from Old Point Mortgage	46	439
Gain (loss) on sale of available-for-sale securities, net	2	(26)
Other operating income	180	214
Total noninterest income	12,644	12,773

Noninterest Expense:
Salaries and employee benefits	19,884	19,108
Occupancy and equipment	4,886	4,396
Data processing	1,663	1,630
FDIC insurance	704	719
Customer development	822	809
Legal and audit expenses	606	539
Other outside service fees	584	459
Employee professional development	721	595
Postage and courier	445	481
Stationery and supplies	446	457
Capital stock tax	499	400
Loss on write-down/sale of other real estate owned	872	1,345
Other operating expenses	2,040	2,167
Total noninterest expense	34,172	33,105
Income before income taxes	4,312	3,511
Income tax expense	196	348
Net income	$4,116	$3,163

Basic earnings per share
Average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.83	$0.64

Diluted earnings per share
Average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.83	$0.64

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
	Years Ended December 31,
	2014	2013
	(dollars in thousands)

Net income	$4,116	$3,163
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	5,239	(11,422)
Amortization of unrealized losses on securities transferred to held-to-maturity	551	176
Changes in defined benefit plan assets and benefit obligations	(881)	636
Other comprehensive income (loss)	4,909	(10,610)
Comprehensive income (loss)	$9,025	$(7,447)

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands, except per share data)

Balance at December 31, 2012	4,959,009	$24,795	$16,392	$48,305	$(192)	$89,300

Net income	0	0	0	3,163	0	3,163
Other comprehensive loss, net of tax	0	0	0	0	(10,610)	(10,610)
Cash dividends ($0.22 per share)	0	0	0	(1,092)	0	(1,092)
Balance at December 31, 2013	4,959,009	$24,795	$16,392	$50,376	$(10,802)	$80,761

Net income	0	0	0	4,116	0	4,116
Other comprehensive income, net of tax	0	0	0	0	4,909	4,909
Cash dividends ($0.26 per share)	0	0	0	(1,289)	0	(1,289)

Balance at December 31, 2014	4,959,009	$24,795	$16,392	$53,203	$(5,893)	$88,497

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,116	$3,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,277	1,952
Provision for loan losses	600	1,300
Net (gain) loss on sale of available-for-sale securities	(2)	26
Net amortization of securities	2,241	2,512
Net loss on disposal of premises and equipment	1	28
Net loss on write-down/sale of other real estate owned	872	1,345
Income from bank owned life insurance	(851)	(848)
Deferred tax benefit	(101)	(316)
(Increase) decrease in other assets	440	(988)
Increase in other liabilities	442	343
Net cash provided by operating activities	10,035	8,517

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(25,471)	(14,746)
Purchases of held-to-maturity securities	0	(30,363)
Proceeds from sales of restricted securities	85	184
Proceeds from maturities and calls of available-for-sale securities	725	10,690
Proceeds from maturities and calls of held-to-maturity securities	300	170
Proceeds from sales of available-for-sale securities	38,653	63,637
Paydowns on available-for-sale securities	9,318	22,518
Paydowns on held-to-maturity securities	6,160	6,055
Increase in loans made to customers	(36,985)	(33,032)
Proceeds from sales of other real estate owned	1,799	1,404
Payments for improvements to other real estate owned	(23)	0
Purchases of premises and equipment	(3,806)	(10,883)
Net cash provided by (used in) investing activities	(9,245)	15,634

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	3,767	5,773
Increase in savings deposits	20,993	17,832
Decrease in time deposits	(33,511)	(52,016)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	6,230	(5,640)
Increase in Federal Home Loan Bank advances	10,000	0
Repayment of Federal Home Loan Bank advances	(5,000)	0
Cash dividends paid on common stock	(1,289)	(1,092)
Net cash provided by (used in) financing activities	1,190	(35,143)

Net increase (decrease) in cash and cash equivalents	1,980	(10,992)
Cash and cash equivalents at beginning of period	31,325	42,317
Cash and cash equivalents at end of period	$33,305	$31,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,920	$4,791
Income tax	$535	$550

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$7,938	$(11,076)
Loans transferred to other real estate owned	$1,815	$1,673
Loans made to finance the sale of other real estate owned	$481	$0
Former branch site transferred from fixed assets to foreclosed properties	$0	$885
(Increase) decrease in pension liability	$(1,336)	$964
Book value of equity securities transferred from other assets to available-for-sale	$100	$0
Securities transferred from available-for-sale to held-to-maturity	$0	$68,015
Unrealized loss on transfer date on securities transferred from available-for-sale to held-to-maturity	$0	$(6,232)
Amortization of unrealized loss on securities transferred to held-to-maturity	$835	$267

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2014, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

USE OF ESTIMATES
In preparing Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, the valuation allowance on other real estate owned and the determination of defined benefit obligations.

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

At December 31, 2014 and 2013, there were $296.6 million and $301.6 million, or 55.34% and 60.23%, respectively of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties.

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

The accrual of interest on commercial loans is generally discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Consumer loans and consumer real estate secured loans are generally placed on nonaccrual status when payments are 120 days past due. Past due status is based on the contractual terms of the loan, and loans are considered past due when a payment of principal and/or interest is due but not paid. Regular payments not received within the payment cycle are considered to be 30, 60, or 90 or more days past due accordingly. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or when the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments for at least six months.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired, such as a loan that is considered a TDR (discussed in detail below). These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. All loans, including consumer loans, whose terms have been modified in a TDR are also individually analyzed for estimated impairment. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans. The general component is based on migration analysis on pools of loans, segmented by risk grade or days past due, depending on the type of loan. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the past due or risk rating data.

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

LOAN CHARGE-OFF POLICIES
Loans are generally fully charged off or partially charged down to the fair value of collateral securing the asset when:
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

TROUBLED DEBT RESTRUCTURINGS
In situations where, for economic or legal reasons related to a borrower's financial difficulties, management grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty before their loans reach nonaccrual status and works with them to grant appropriate concessions, if necessary, and modify their loans to more affordable terms. These modified terms could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company had $12.3 million and $12.1 million in loans classified as TDRs as of December 31, 2014 and 2013, respectively.

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

BANK-OWNED LIFE INSURANCE
The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various benefit plans. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and the increase in cash surrender value is recorded as noninterest income on the consolidated statements of income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit payment.  Any excess in the amount received over the recorded cash surrender value would be recorded as other income on the consolidated statements of income.

PREMISES AND EQUIPMENT
Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Buildings and equipment are depreciated over their estimated useful lives ranging from 3 to 39 years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Software is amortized over its estimated useful life ranging from 3 to 5 years.

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

No uncertain tax positions were recorded in 2014 or 2013.

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

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred. Advertising expense for the years ended 2014 and 2013 was $265 thousand and $264 thousand, respectively.

COMPREHENSIVE INCOME (LOSS)Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, unrealized losses on securities transferred from available-for-sale to held-to-maturity, and unrealized losses related to changes in the funded status of the pension plan which are also recognized as separate components of equity.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In January 2014, the FASB issued Accounting Standards Update (ASU) 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)". The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)". The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

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

In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity". The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, "Business Combinations (Topic 805): Pushdown Accounting". The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect the adoption of ASU 2014-17 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2014 and 2013, the Company had no balance requirements on any of its accounts. The Company had approximately $17.1 million and $1.7 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2014 and December 31, 2013, respectively.

NOTE 3, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities held-to-maturity were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
Obligations of U.S. Government agencies	$100	$0	$(3)	$97
Obligations of state and political subdivisions	29,529	449	(18)	29,960
Mortgage-backed securities	60,460	3,889	0	64,349
Total	$90,089	$4,338	$(21)	$94,406

December 31, 2013
Obligations of U.S. Government agencies	$400	$1	$(5)	$396
Obligations of state and political subdivisions	30,120	29	(715)	29,434
Mortgage-backed securities	66,327	1,296	0	67,623
Total	$96,847	$1,326	$(720)	$97,453

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
U.S. Treasury securities	$20,000	$0	$0	$20,000
Obligations of U.S. Government agencies	4,768	2	(152)	4,618
Obligations of state and political subdivisions	49,783	698	(235)	50,246
Mortgage-backed securities	61,296	34	(442)	60,888
Money market investments	719	0	0	719
Corporate bonds and other securities	2,798	3	(11)	2,790
Other marketable equity securities	100	0	(15)	85
Total	$139,464	$737	$(855)	$139,346

December 31, 2013
Obligations of U.S. Government agencies	$15,189	$263	$(428)	$15,024
Obligations of state and political subdivisions	51,032	86	(4,018)	47,100
Mortgage-backed securities	94,685	0	(3,935)	90,750
Money market investments	691	0	0	691
Corporate bonds	2,098	1	(25)	2,074
Total	$163,695	$350	$(8,406)	$155,639

Securities with a fair value of $134.5 million and $127.7 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2014, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders' equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$20,100	$20,100	$0	$0
Due after one year through five years	4,339	4,383	7,322	7,381
Due after five years through ten years	13,039	13,301	12,201	12,364
Due after ten years	101,167	100,758	70,566	74,661
Total debt securities	138,645	138,542	90,089	94,406
Other securities without stated maturities	819	804	0	0

Total securities	$139,464	$139,346	$90,089	$94,406

The following table provides information about securities sold in the years ended December 31:

	2014	2013
	(in thousands)

Proceeds from sales	$38,653	$63,637

Gross realized gains	$276	$191

Gross realized losses	$274	$217

OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
Management assesses whether the Company intends to sell or it is more-likely-than-not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the Company separates the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security's amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security's fair value and the present value of expected future cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

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

The Company has a process in place to identify debt securities that could potentially have a credit or interest-rate related impairment that is other than temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, and cash flow projections as indicators of credit issues. On a quarterly basis, management reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. Management considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (a) the extent and length of time the fair value has been below cost; (b) the reasons for the decline in value; (c) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (d) for fixed maturity securities, the Company's intent to sell a security or whether it is more-likely-than-not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the Company's ability and intent to hold the security for a period of time that allows for the recovery in value.

The Company has not recorded impairment charges on securities for the years ended December 31, 2014 and 2013.

The following table shows the number of securities with unrealized losses, the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
U.S. Treasury securities	$0	$20,000	$0	$0	$0	$20,000	1
Obligations of U.S. Government agencies	0	0	152	4,316	152	4,316	1
Obligations of state and political subdivisions	2	604	233	11,951	235	12,555	24
Mortgage-backed securities	62	16,589	380	32,104	442	48,693	6
Corporate bonds and other securities	3	1,096	8	792	11	1,888	14
Other marketable equity securities	15	85	0	0	15	85	1
Total securities available-for-sale	$82	$38,374	$773	$49,163	$855	$87,537	47

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$3	$97	$3	$97	1
Obligations of state and political subdivisions	2	1,261	16	1,203	18	2,464	6
Total securities held-to-maturity	$2	$1,261	$19	$1,300	$21	$2,561	7

Total Securities	$84	$39,635	$792	$50,463	$876	$90,098	54
	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$0	$0	$428	$4,403	$428	$4,403	1
Obligations of state and political subdivisions	3,246	36,235	772	6,450	4,018	42,685	82
Mortgage-backed securities	3,321	81,664	614	9,086	3,935	90,750	12
Corporate bonds and other securities	19	1,279	6	295	25	1,574	12
Total securities available-for-sale	$6,586	$119,178	$1,820	$20,234	$8,406	$139,412	107

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$5	$95	$5	$95	1
Obligations of state and political subdivisions	715	23,765	0	0	715	23,765	50
Total securities held-to-maturity	$715	$23,765	$5	$95	$720	$23,860	51

Total Securities	$7,301	$142,943	$1,825	$20,329	$9,126	$163,272	158

Certain investments within the Company's portfolio had unrealized losses at December 31, 2014 and December 31, 2013, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2014 or December 31, 2013.

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

Note 4, Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	December 31, 2014	December 31, 2013
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$91,318	$84,500
Commercial	287,531	287,071
Construction	9,082	14,505
Second mortgages	13,403	13,232
Equity lines of credit	43,662	32,163
Total mortgage loans on real estate	444,996	431,471
Commercial loans	37,698	30,702
Consumer loans	30,493	19,791
Other	22,807	18,735
Total loans	535,994	500,699
Less: Allowance for loan losses	(7,075)	(6,831)
Loans, net of allowance and deferred fees	$528,919	$493,868

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $541 thousand and $641 thousand at December 31, 2014 and December 31, 2013, respectively.

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
 As of December 31, 2014
 (in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$89,480	$0	$1,838	$91,318
Commercial	272,654	10,602	4,275	287,531
Construction	8,026	0	1,056	9,082
Second mortgages	13,306	0	97	13,403
Equity lines of credit	42,976	0	686	43,662
Total mortgage loans on real estate	426,442	10,602	7,952	444,996
Commercial loans	36,007	1,669	22	37,698
Consumer loans	30,463	0	30	30,493
Other	22,807	0	0	22,807
Total	$515,719	$12,271	$8,004	$535,994

Credit Quality Information
 As of December 31, 2013
 (in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$78,612	$1,167	$4,721	$84,500
Commercial	274,749	5,693	6,629	287,071
Construction	10,319	640	3,546	14,505
Second mortgages	12,994	0	238	13,232
Equity lines of credit	31,690	0	473	32,163
Total mortgage loans on real estate	408,364	7,500	15,607	431,471
Commercial loans	30,164	319	219	30,702
Consumer loans	19,723	0	68	19,791
Other	18,735	0	0	18,735
Total	$476,986	$7,819	$15,894	$500,699

As of December 31, 2014 and 2013 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of December 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,043	$55	$792	$1,890	$89,428	$91,318	$0
Commercial	31	0	432	463	287,068	287,531	0
Construction	0	0	499	499	8,583	9,082	0
Second mortgages	81	32	168	281	13,122	13,403	107
Equity lines of credit	49	0	0	49	43,613	43,662	0
Total mortgage loans on real estate	1,204	87	1,891	3,182	441,814	444,996	107
Commercial loans	195	0	10	205	37,493	37,698	10
Consumer loans	1,099	323	1,019	2,441	28,052	30,493	1,019
Other	51	3	5	59	22,748	22,807	5
Total	$2,549	$413	$2,925	$5,887	$530,107	$535,994	$1,141

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal amounts that are 97 - 98% guaranteed by the government.  The past due portion of these guaranteed loans totaled $2.4 million at December 31, 2014.

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

NONACCRUAL LOANS
The Company generally places commercial loans (including construction loans and commercial loans secured and not secured by real estate) in nonaccrual status when the full and timely collection of interest or principal becomes uncertain, part of the principal balance has been charged off and no restructuring has occurred or the loan reaches 90 days past due, unless the credit is well-secured and in the process of collection.

Under regulatory rules, consumer loans, which are loans to individuals for household, family and other personal expenditures, and consumer loans secured by real estate (including residential 1 - 4 family mortgages, second mortgages, and equity lines of credit) are not required to be placed in nonaccrual status. Although consumer loans and consumer loans secured by real estate are not required to be placed in nonaccrual status, the Company may elect to place these loans in nonaccrual status, if necessary to avoid a material overstatement of interest income. Generally, consumer loans secured by real estate are placed in nonaccrual status only when payments are 120 days past due.

Generally, consumer loans not secured by real estate are placed in nonaccrual status only when part of the principal has been charged off. If a charge-off has not occurred sooner for other reasons, a consumer loan not secured by real estate will generally be placed in nonaccrual status when payments are 120 days past due. These loans are charged off or written down to the net realizable value of the collateral when deemed uncollectible, due to bankruptcy or other factors as discussed in the Loan Charge-Off Policies section of  Note 1, or when they are past due based on loan product, industry practice, terms and other factors.

When management places a loan in nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and the loan is accounted for by the cash or cost recovery method, until it qualifies for return to accrual status or is charged off. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or when the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments for at least six months.

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

	December 31, 2014	December 31, 2013
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$924	$4,024
Commercial	4,086	4,606
Construction	499	2,545
Second mortgages	61	0
Total mortgage loans on real estate	5,570	11,175
Commercial loans	0	149
Total	$5,570	$11,324

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Years Ended December 31,
	2014	2013
	(in thousands)
Interest income that would have been recorded under original loan terms	$301	$762
Actual interest income recorded for the period	265	251
Reduction in interest income on nonaccrual loans	$36	$511

TROUBLED DEBT RESTRUCTURINGS
The Company's loan portfolio includes certain loans classified as TDRs, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company's loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company defines a TDR as nonperforming if the TDR is in nonaccrual status or is 90 days or more past due and still accruing interest at the report date.

When the Company modifies a loan, management evaluates any possible impairment as discussed further under Impaired Loans below.

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Year Ended December 31, 2014
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	2	$375	$375	$366
Construction	1	103	103	102
Second mortgages	1	89	89	86
Total	4	$567	$567	$554

Troubled Debt Restructurings by Class
For the Year Ended December 31, 2013
 (dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	8	$1,633	$1,633	$1,620
Commercial	3	3,665	3,665	3,657
Second mortgages	2	231	231	203
Total	13	$5,529	$5,529	$5,480

The loans restructured in 2013 and 2014 were all given below-market rates for debt with similar risk characteristics.

At December 31, 2014 and 2013, the Company had no outstanding commitments to disburse additional funds on any TDR.

The following table presents TDRs for the years indicated for which there was a payment default where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is returned to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

Restructurings that Subsequently Defaulted
(dollars in thousands)
	For the Years Ended December 31,
	2014		2013
Mortgage loans on real estate:	Number of Defaults	Amount of Default	Number of Defaults	Amount of Default
Residential 1-4 family	2	$389	2	$181
Commercial	0	0	1	2,062
Total	2	$389	3	$2,243

The TDRs in the tables above are factored into the determination of the allowance for loan losses as of the periods indicated. These loans are included in the impaired loan analysis, as discussed below.

IMPAIRED LOANS
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and loans modified in a TDR. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole or remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, when foreclosure is probable, instead of the discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

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

Impaired Loans by Class
(in thousands)
	As of December 31, 2014				For the year ended December 31, 2014
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,898	$2,083	$646	$91	$4,099	$126
Commercial	11,766	4,729	5,322	163	10,669	449
Construction	1,157	623	534	270	2,431	55
Second mortgages	506	195	282	178	470	25
Total mortgage loans on real estate	$16,327	$7,630	$6,784	$702	$17,669	$655
Commercial loans	0	0	0	0	37	0
Consumer loans	14	14	0	0	26	1
Total	$16,341	$7,644	$6,784	$702	$17,732	$656

Impaired Loans by Class
(in thousands)
	As of December 31, 2013					For the year ended December 31, 2013

		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance		Average Recorded Investment		Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,713	$1,542	$4,009		$1,383		$5,152	$102
Commercial	12,905	6,882	4,300		307		10,631	591
Construction	3,309	2,545	0		0		2,798	0
Second mortgages	374	296	47		3		462	(19)
Total mortgage loans on real estate	$22,301	$11,265	$8,356	$	$ 1,693		$19,140	$674
Commercial loans	150	149	0		0		44	6
Consumer loans	15	0	15		0		17	1
Total	$22,466	$11,414	$8,371		$1,693	$	$ 19,201	$681

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

ALLOWANCE FOR LOAN LOSSES
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. The Company segments the loans in the portfolio by the categories defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report). Loans are segmented into the following pools: commercial, real estate-construction, real estate-mortgage, consumer and other loans. The Company also sub-segments the real estate-mortgage segment into four classes: residential 1-4 family, commercial real estate, second mortgages and equity lines of credit.

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

Each segment of the portfolio is pooled by risk grade or by days past due.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades.  A historical loss percentage is then calculated by migration analysis and applied to each pool.  The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment.  At December 31, 2013 and December 31, 2014, management used eight-quarter and twelve-quarter migration periods, respectively. Management believes the additional information provided by the extended migration analysis results in more accurate historical loss information.

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

Loans collectively evaluated for impairment are pooled, with a historical loss rate, based on migration analysis, applied to each pool. Based on credit risk assessments and management's analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.1 million adequate to cover loan losses inherent in the loan portfolio at December 31, 2014.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Year Ended December 31, 2014	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$350	$662	$5,357	$294	$168	$6,831
Charge-offs	(286)	(51)	(563)	(163)	(175)	(1,238)
Recoveries	55	173	524	64	66	882
Provision for loan losses	476	(81)	29	24	152	600
Ending balance	$595	$703	$5,347	$219	$211	$7,075
Ending balance individually evaluated for impairment	$0	$270	$432	$0	$0	$702
Ending balance collectively evaluated for impairment	595	433	4,915	219	211	6,373
Ending balance	$595	$703	$5,347	$219	$211	$7,075
Loan Balances:
Ending balance individually evaluated for impairment	$0	$1,157	$13,257	$14	$0	$14,428
Ending balance collectively evaluated for impairment	37,698	7,925	422,657	30,479	22,807	521,566
Ending balance	$37,698	$9,082	$435,914	$30,493	$22,807	$535,994

For the Year Ended December 31, 2013	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$677	$187	$6,179	$204	$77	$7,324
Charge-offs	(200)	(501)	(1,548)	(141)	(316)	(2,706)
Recoveries	76	6	513	111	207	913
Provision for loan losses	(203)	970	213	120	200	1,300
Ending balance	$350	$662	$5,357	$294	$168	$6,831
Ending balance individually evaluated for impairment	$0	$0	$1,693	$0	$0	$1,693
Ending balance collectively evaluated for impairment	350	662	3,664	294	168	5,138
Ending balance	$350	$662	$5,357	$294	$168	$6,831
Loan Balances:
Ending balance individually evaluated for impairment	$149	$2,545	$17,076	$15	$0	$19,785
Ending balance collectively evaluated for impairment	30,553	11,960	399,890	19,776	18,735	480,914
Ending balance	$30,702	$14,505	$416,966	$19,791	$18,735	$500,699

CHANGES IN ACCOUNTING METHODOLOGY
Historical loss rates calculated by migration analysis are determined by the performance of a loan over a period of time (the migration period).  Adding additional quarters to the migration analysis extends the period over which the loan could cease to perform, increasing the number of loans that default and thus also increasing the historical loss rates.  While a longer migration period provides a more conservative estimate of expected future losses, extending the migration period too far can provide less accurate estimates if there have been changes in the economy or the Company's loan management processes.  Management reviews the migration period as part of each quarterly calculation of the allowance.

To better reflect the risks inherent in the loan portfolio, the Company extended the migration period used to calculate the historical loss portion of the allowance from eight quarters at December 31, 2013 to twelve quarters at December 31, 2014.

The following table represents the effect on the loan loss provision for the year ended December 31, 2014 as a result of the changes to the methodology from that used in prior periods.

	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
	(in thousands)
Portfolio Segment:
Commercial	$476	$320	$156
Real estate - construction	(81)	(143)	62
Real estate - mortgage	29	(520)	549
Consumer loans	24	(69)	93
Other	152	157	(5)
Total	$600	$(255)	$855

NOTE 5, Other Real Estate Owned (OREO)

The Company holds certain parcels of real estate due to completed foreclosure proceedings on defaulted loans or the closing of former branches. An analysis of the balance in OREO is as follows:

	Years Ended December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$9,190	$8,444
Transfers to OREO due to foreclosure	1,815	1,771
Other additions to foreclosed properties	23	0
Closed branch locations transferred to OREO	0	885
Properties sold	(3,014)	(1,910)
Balance at end of year	$8,014	$9,190

Other additions to foreclosed properties in the table above are for capital improvements on existing properties.

OREOs are presented net of a valuation allowance for losses. As the market values of OREOs change, adjustments are made to the recorded investment in the properties through the valuation allowance to ensure that all properties are recorded at the lower of cost or market.  Properties written down in previous periods can be written back up if a current property valuation warrants the change, though never above the original cost of the property. An analysis of the valuation allowance on OREOs is as follows:

	Years Ended December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$2,775	$1,870
Additions and write-downs	1,056	1,250
Reductions due to sales or increases in value	(923)	(345)
Balance at end of year	$2,908	$2,775

Expenses applicable to OREOs include the following:

	Years Ended December 31,
	2014	2013
	(in thousands)
Net loss (gain) on sales of real estate	$(184)	$100
Provision for losses (net write-downs)	1,056	1,245
Operating expenses, net of income*	285	217
Total Expenses	$1,157	$1,562

* included in other operating income and other operating expense

NOTE 6, Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2014	2013
	(in thousands)
Land	$7,261	$7,261
Buildings	38,301	24,101
Construction in process	291	13,316
Leasehold improvements	906	906
Furniture, fixtures and equipment	19,391	17,443
	66,150	63,027
Less accumulated depreciation and amortization	24,075	22,481
	$42,075	$40,546

The majority of the decrease in construction in process is due to the completion of the Company's new corporate headquarters.

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $2.3 and $2.0 million, respectively.

The Company has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2019. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2014 under noncancellable leases is $731 thousand which is due as follows (in thousands):

2015	$254
2016	162
2017	158
2018	89
2019	68
Total	$731

The aggregate rental expense of premises and equipment was $281 thousand and $277 thousand for 2014 and 2013, respectively.

NOTE 7, Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2014 and 2013 was $40.2 million and $33.0 million, respectively. As of December 31, 2014, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2014 the scheduled maturities of time deposits (in thousands) are as follows:

2015	$123,756
2016	32,128
2017	42,550
2018	10,414
2019	14,448
$223,296

NOTE 8, Short Term and Long Term Borrowings

The Company's short-term borrowing sources include federal funds purchased and overnight repurchase agreements. The Company had no federal funds purchased on December 31, 2014 or 2013.  At December 31, 2014, the Company had $50.0 million available in federal funds lines of credt to address any short-term borrowing needs.

Overnight repurchase agreements, which totaled $37.4 million and $31.2 million as of December 31, 2014 and 2013, respectively, are classified as secured borrowings that generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

As of December 31, 2014, three customer relationships exceeded 5 percent of total repurchase agreements, with a combined outstanding balance of $29.7 million, or 78.52% of total repurchase agreements.

The Company's long-term debt at December 31, 2014 and 2013 consisted of fixed-rate FHLB advances. The FHLB advances are secured by a blanket lien on qualified 1 – 4 family residential real estate loans. These pledged loans totaled $76.3 million at December 31, 2014. While the Company can elect to prepay its FHLB advances, it would be subject to a prepayment penalty equal to the cost to the FHLB to unwind its underlying hedge plus an administrative fee. Therefore, the Company currently does not intend to prepay its FHLB advances. At December 31, 2014, the Company had $231.5 million in FHLB borrowing availability, in addition to the $30.0 million already outstanding on that date.

The contractual maturities of long-term debt are as follows:

	December 31,
	2014		2013
	Fixed	Weighted	Fixed	Weighted
	Rate	Avg Rate	Rate	Avg Rate
	(in thousands)		(in thousands)
Due in 2015	$5,000	0.26%	$0	0.00%
Due in 2016	25,000	4.83%	25,000	4.83%
Total long-term debt	$30,000	4.07%	$25,000	4.83%

NOTE 9, Stock Option Plan

On March 9, 2008, the Company's ability to grant additional stock options under its 1998 stock option plan expired. At December 31, 2014, options to purchase 81,210 shares of common stock granted under the stock option plan were outstanding. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and each option's maximum term is ten years.

Stock option plan activity for the year ended December 31, 2014 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2014	151,335	$21.66
Granted	0	0
Exercised	0	0
Canceled or expired	(70,125)	23.53
Options outstanding, December 31, 2014	81,210	$20.05	2.79	$0
Options exercisable, December 31, 2014	81,210	$20.05	2.79	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.This amount changes based on changes in the market value of the Company's common stock.

As of December 31, 2014, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company's common stock.

No options were granted or exercised during the years ended December 31, 2014 or December 31, 2013.

As of December 31, 2014 and December 31, 2013, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Information pertaining to options outstanding at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20.05	81,210	2.79	$20.05	81,210	$20.05

NOTE 10, Stockholders' Equity and Earnings per Common Share

STOCKHOLDERS' EQUITY -- OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Years Ended
	December 31,		Affected Line Item on Consolidated Statement of Income
	2014	2013
	(in thousands)
Available-for-sale securities
Realized gains (losses) on sales of securities	$2	$(26)	Gain (loss) on sale of available-for-sale securities, net
Tax effect	1	(9)	Income tax (benefit) expense
	$1	$(17)
Defined-benefit pension plan
Amortization of actuarial loss (1)	$(251)	$(303)	Salaries and employee benefits
Tax effect	(85)	(103)	Income tax benefit
	$(166)	$(200)

Total reclassifications for the period	$(165)	$(217)

(1) This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see NOTE 13. Pension Plan for additional details).

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Balance at December 31, 2012	$1,992	$0	$(2,184)	$(192)
Net change for the year ended December 31, 2013	(7,309)	(3,937)	636	(10,610)
Balance at December 31, 2013	(5,317)	(3,937)	(1,548)	(10,802)

Net change for the year ended December 31, 2014	5,239	551	(881)	4,909
Balance at December 31, 2014	$(78)	$(3,386)	$(2,429)	$(5,893)

The following table presents the change in each component of other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Year Ended December 31, 2014
		Tax Expense
	Pretax	(Benefit)	Net-of-Tax
	(in thousands)
Unrealized gains on available-for-sale securities
Unrealized holding gains arising during the period	$7,940	$2,700	$5,240
Less reclassification adjustment for gains recognized in income	2	1	1
Net unrealized gains on securities	7,938	2,699	5,239

Unrealized loss on securities transferred to held-to-maturity
Unrealized loss transferred	0	0	0
Amortization	835	284	551
Net effect of market adjustment on securities transferred to held-to-maturity	835	284	551

Defined benefit pension plans
Net actuarial gain/(loss) for the period	(1,587)	(540)	(1,047)
Amortization of actuarial (gain)/loss from prior period	251	85	166
Total effect of defined benefit pension plans	(1,336)	(455)	(881)

Total change in accumulated other comprehensive loss	$7,437	$2,528	$4,909

	Year Ended December 31, 2013
		Tax Expense
	Pretax	(Benefit)	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities
Unrealized holding losses arising during the period	$($11,102)	$($3,776)	$($7,326)
Less reclassification adjustment for losses recognized in income	(26)	(9)	(17)
Net unrealized losses on securities	(11,076)	(3,767)	(7,309)

Unrealized loss on securities transferred to held-to-maturity
Unrealized loss transferred	(6,232)	$(2,119)	(4,113)
Amortization	267	91	176
Net effect of market adjustment on securities transferred to held-to-maturity	(5,965)	(2,028)	(3,937)

Defined benefit pension plans
Net actuarial gain/(loss) for the period	661	225	436
Amortization of actuarial (gain)/loss from prior period	303	103	200
Total effect of defined benefit pension plans	964	328	636

Total change in accumulated other comprehensive loss	$($16,077)	$($5,467)	$($10,610)

EARNINGS PER COMMON SHARE
Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2014	2013
	(dollars in thousands)
Net income applicable to common stock (in thousands)	$4,116	$	$ 3,163

Average number of common shares outstanding	4,959,009		4,959,009
Effect of dilutive options	0		0
Average number of common shares outstanding used to calculate diluted earnings per common share	4,959,009		4,959,009

The Company did not include an average of 117 thousand and 154 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for 2014 and 2013, respectively, because they were antidilutive.

NOTE 11, Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal shareholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company's board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal shareholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders' equity at December 31, 2014.

Annual activity consisted of the following:

	2014	2013
	(in thousands)
Balance, beginning of year	$2,589	$1,902
Additions	3,596	1,002
Reductions	(398)	(315)
Balance, end of year	$5,787	$2,589

Deposits from related parties held by the Company at December 31, 2014 and 2013 amounted to $13.2 million and $9.5 million, respectively.

NOTE 12, Income Taxes

The components of income tax expense for the current and prior year-ends are as follows:

	2014	2013
	(in thousands)
Current tax expense	$297	$664
Deferred tax benefit	(101)	(316)
Reported tax expense	$196	$348

A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
	2014	2013
	(in thousands)
Expected tax expense (34%)	$1,466	$1,194
Interest expense on tax-exempt assets	24	21
Tax credit for investment	(324)	(122)
Tax-exempt interest	(631)	(481)
Bank-owned life insurance	(289)	(288)
Other, net	(50)	24
Reported tax expense	$196	$348

The effective tax rates for 2014 and 2013 were 4.6% and 9.9%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,397	$2,322
Interest on nonaccrual loans	100	381
Other real estate owned	989	1,256
Pension - other comprehensive income	1,252	797
Bank owned life insurance benefit	83	108
Charitable contributions carried forward	92	55
Net unrealized loss on securities available-for-sale	40	2,739
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	1,744	2,028
Unexercised nonqualified options	36	36
Alternative mininum tax	269	0
Deferred benefits and compensation	166	1
Other	70	24
	$7,238	$9,747

Deferred tax liabilities:
Depreciation	$(696)	$(737)
Deferred loan fees and costs	(295)	(279)
Pension	(627)	(684)
	(1,618)	(1,700)
Net deferred tax assets	$5,620	$8,047

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2011.

NOTE 13, Pension Plan and 401(k) Plan

PENSION PLAN
The Company provides pension benefits for eligible participants through a non-contributory defined-benefit pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants have been or will be added to the plan since such date.

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31,
	2014	2013
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,656	$6,262
Service cost	0	0
Interest cost	278	252
Benefits paid	(298)	(480)
Actuarial (gain) loss	1,468	(378)
Benefit obligation at end of year	$7,104	$5,656

Change in plan assets
Fair value of plan assets at beginning of year	$5,322	$5,168
Actual return on plan assets	244	634
Employer contribution	0	0
Benefits paid	(298)	(480)
Fair value of plan assets at end of year	$5,268	$5,322

Funded Status at end of year	$(1,836)	$(334)

Amounts recognized in the consolidated balance sheets at December 31,	2014	2013
Accrued pension liability	$(1,836)	$(334)

Amounts recognized in other comprehensive income (loss)
Loss	$3,681	$2,345
Deferred taxes	(1,252)	(797)
Net loss	$2,429	$1,548
Accumulated benefit obligation	$7,104	$5,656

Assumptions used to determine the benefit obligations at December 31,	2014	2013
Discount rate	3.73%	4.90%

	Years ended December 31,
Components of net periodic pension cost	2014	2013
	(in thousands)
Interest cost	$278	$252
Expected return on plan assets	(362)	(351)
Amortization of unrecognized loss	251	303
Net periodic pension cost	$167	$204

Components of other amounts recognized in other comprehensive income (loss)
Net actuarial (gain) loss	$1,587	$(661)
Settlement loss	0	0
Amortization of actuarial loss	(251)	(303)
Total recognized in other comprehensive income (loss)	$1,336	$(964)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,503	$(760)

The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $393 thousand.

	Years ended December 31,
Weighted-average assumptions used to determine net periodic pension cost	2014	2013
Discount rate	4.90%	4.10%
Expected long-term rate of return on plan assets	7.00%	7.00%

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

Fair value is discussed in detail in Note 15. The fair value of the Company's pension plan assets by asset category are as follows:

	Assets at Fair Value as of December 31, 2014
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$310	$0	$0	$310
Mutual funds	73	0	0	73
Common stock	2,847	0	0	2,847
Corporate bonds	0	2,038	0	2,038
Total assets at fair value	$3,230	$2,038	$0	$5,268

	Assets at Fair Value as of December 31, 2013
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$240	$0	$0	$240
Mutual funds	75	0	0	75
Common stock	2,999	0	0	2,999
Corporate bonds	0	2,008	0	2,008
Total assets at fair value	$3,314	$2,008	$0	$5,322

The Company did not contribute to the pension plan in 2014 or 2013. Management has not determined at this time the amount, if any, it will contribute to the plan for the year ending December 31, 2015.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2015	$216
2016	221
2017	261
2018	283
2019	293
Thereafter	1,936
Total	$3,210

401(K) PLAN
The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute to the plan subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent of the first 4 percent of an employee's compensation contributed to the plan. Matching contributions vest to the employee immediately. The Company may make profit sharing contributions to the plan as determined by the Board of Directors. Profit sharing contributions vest to the employee over a six-year period. For the years ended December 31, 2014 and 2013, expense attributable to the plan amounted to $527 thousand and $642 thousand, respectively.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at December 31:

	2014	2013
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$43,372	$37,467
Commercial real estate, construction and development loans committed but not funded	21,839	22,528
Other lines of credit (principally commercial)	70,368	58,847
Total	$135,579	$118,842

Letters of credit	$3,586	$4,498

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extensions of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company's Consolidated Financial Statements.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description	Balance
Available-for-sale securities
U.S. Treasury securities	$20,000	$0	$20,000	$0
Obligations of U.S. Government agencies	4,618	0	4,618	0
Obligations of state and political subdivisions	50,246	0	50,246	0
Mortgage-backed securities	60,888	0	60,888	0
Money market investments	719	0	719	0
Corporate bonds	2,790	0	2,790	0
Other marketable equity securities	85	0	85	0
Total available-for-sale securities	$139,346	$0	$139,346	$0

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description	Balance
Available-for-sale securities
Obligations of U.S. Government agencies	$15,024	$0	$15,024	$0
Obligations of state and political subdivisions	47,100	0	47,100	0
Mortgage-backed securities	90,750	0	90,750	0
Money market investments	691	0	691	0
Corporate bonds	2,074	0	2,074	0
Total available-for-sale securities	$155,639	$0	$155,639	$0

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

		Carrying Value at December 31, 2014 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$399	$0	$0	$399
Commercial	1,973	0	0	1,973
Construction	264	0	0	264
Second mortgages	104	0	0	104
Total	$2,740	$0	$0	$2,740

Other real estate owned
Residential 1-4 family	$884	$0	$0	$884
Commercial	1,198	0	0	1,198
Construction	2,139	0	0	2,139
Total	$4,221	$0	$0	$4,221

		Carrying Value at December 31, 2013 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$2,455	$0	$0	$2,455
Commercial	800	0	0	800
Second mortgages	44	0	0	44
Total	$3,299	$0	$0	$3,299

Other real estate owned
Residential 1-4 family	$457	$0	$0	$457
Commercial	2,290	0	0	2,290
Construction	2,783	0	0	2,783
Total	$5,530	$0	$0	$5,530

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$399	Market comparables	Liquidation discount	4.00%
			Selling costs	7.25%
Commercial real estate	1,973	Market comparables	Liquidation discount	4.00%
			Selling costs	7.25%
Construction	264	Market comparables	Liquidation discount	4.00% - 28.71% (24.70%)
			Selling costs	0.00% - 7.25% (1.18%)
Second mortgages	104	Market comparables	Liquidation discount	4.00%
			Selling costs	7.25%

Other real estate owned
Residential 1-4 family	884	Market comparables	Liquidation discount	1.25% - 7.25% (5.34%)
			Selling costs	10.00%
Commercial	1,198	Market comparables	Liquidation discount	1.25% - 7.25% (3.16%)
			Selling costs	10.00%
Construction	2,139	Market comparables	Liquidation discount	1.25% - 11.25% (1.57%)
			Selling costs	6.00% - 10.00% (8.49%)
		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$2,455	Market comparables	Liquidation discount	0.00% - 90.00% (10.00%)
			Selling costs	3.00% - 7.25% (7.25%)
Commercial real estate	800	Market comparables	Selling costs	7.25%
Second mortgages	44	Market comparables	Liquidation discount	5.00%
			Selling costs	7.25%

Other real estate owned
Residential 1-4 family	457	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Commercial	2,290	Market comparables	Selling costs	6.00% - 10.00% (6.00%)
Construction	2,783	Market comparables	Selling costs	6.00% - 10.00% (6.00%)

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2014 and December 31, 2013, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$33,305	$33,305	$0	$0
Securities available-for-sale	139,346	0	139,346	0
Securities held-to-maturity	90,089	0	94,406	0
Restricted securities	2,293	0	2,293	0
Loans, net of allowances for loan losses	528,919	0	0	527,138
Bank owned life insurance	23,525	0	23,525	0
Accrued interest receivable	2,695	0	2,695	0

Liabilities
Deposits	$716,654	$0	$717,260	$0
Overnight repurchase agreements	37,404	0	37,404	0
Term repurchase agreements	412	0	410	0
Federal Home Loan Bank advances	30,000	0	31,536	0
Accrued interest payable	255	0	255	0

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$31,325	$31,325	$0	$0
Securities available-for-sale	155,639	0	155,639	0
Securities held-to-maturity	96,847	0	97,453	0
Restricted securities	2,378	0	2,378	0
Loans, net of allowances for loan losses	493,868	0	0	494,714
Bank owned life insurance	22,673	0	22,673	0
Accrued interest receivable	2,754	0	2,754	0

Liabilities
Deposits	$725,405	$0	$728,011	$0
Overnight repurchase agreements	31,175	0	31,175	0
Term repurchase agreements	411	0	410	0
Federal Home Loan Bank advances	25,000	0	27,567	0
Accrued interest payable	327	0	327	0

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2014 and 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2014 and 2013 are also presented in the table.

	Capital		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
December 31, 2014:
Total Capital to Risk Weighted Assets:
Consolidated	$101,450	15.44%	$52,560	8.00%	N/	A	N/	A
Old Point National Bank	94,472	14.45%	52,294	8.00%	$65,367		10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	94,375	14.36%	26,280	4.00%	N/	A	N/	A
Old Point National Bank	87,397	13.37%	26,147	4.00%	39,220		6.00%

Tier 1 Capital to Average Assets:
Consolidated	94,375	10.75%	35,131	4.00%	N/	A	N/	A
Old Point National Bank	87,397	10.01%	34,940	4.00%	43,675		5.00%

December 31, 2013:
Total Capital to Risk Weighted Assets:
Consolidated	$98,394	15.58%	$50,529	8.00%	N/	A	N/	A
Old Point National Bank	92,356	14.68%	50,336	8.00%	$62,921		10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	91,563	14.50%	25,265	4.00%	N/	A	N/	A
Old Point National Bank	85,525	13.59%	25,168	4.00%	37,752		6.00%

Tier 1 Capital to Average Assets:
Consolidated	91,563	10.37%	35,315	4.00%	N/	A	N/	A
Old Point National Bank	85,525	9.74%	35,124	4.00%	43,905		5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2015, without approval of the Comptroller, $3.9 million plus an additional amount equal to the Bank's and Trust's retained net profits for 2015 up to the date of any dividend declaration.

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

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

2014	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$30,239	$50	$4,349	$(4,349)	$30,289
Income from fiduciary activities	0	3,506	0	0	3,506
Other income	8,283	916	200	(261)	9,138
Total operating income	38,522	4,472	4,549	(4,610)	42,933

Expenses
Interest expense	3,849	0	0	0	3,849
Provision for loan losses	600	0	0	0	600
Salaries and employee benefits	16,761	2,695	428	0	19,884
Other expenses	13,371	1,053	125	(261)	14,288
Total operating expenses	34,581	3,748	553	(261)	38,621

Income before taxes	3,941	724	3,996	(4,349)	4,312

Income tax expense (benefit)	69	247	(120)	0	196

Net income	$3,872	$477	$4,116	$(4,349)	$4,116

Capital expenditures	$17,036	$20	$0	$0	$17,056

Total assets	$871,691	$5,513	$88,497	$(89,421)	$876,280

2013	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$29,783	$41	$3,488	$(3,489)	$29,823
Income from fiduciary activities	0	3,553	0	0	3,553
Other income	8,754	527	201	(262)	9,220
Total operating income	38,537	4,121	3,689	(3,751)	42,596

Expenses
Interest expense	4,681	0	0	(1)	4,680
Provision for loan losses	1,300	0	0	0	1,300
Salaries and employee benefits	16,359	2,317	432	0	19,108
Other expenses	13,061	937	261	(262)	13,997
Total operating expenses	35,401	3,254	693	(263)	39,085

Income before taxes	3,136	867	2,996	(3,488)	3,511

Income tax expense (benefit)	215	300	(167)	0	348

Net income	$2,921	$567	$3,163	$(3,488)	$3,163

Capital expenditures	$1,795	$18	$0	$0	$1,813

Total assets	$859,577	$5,505	$80,762	$(81,556)	$864,288

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

NOTE 18, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
Balance Sheets	2014	2013
	(in thousands)
Assets
Cash and cash equivalents	$1,349	$273
Securities available-for-sale	85	0
Investment in common stock of subsidiaries	87,005	80,212
Other assets	58	277
Total assets	$88,497	$80,762

Liabilities and Stockholders' Equity
Note payable - subsidiary	$0	$1
Common stock	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	53,203	50,376
Accumulated other comprehensive loss	(5,893)	(10,802)
Total liabilities and stockholders' equity	$88,497	$80,762

	Years Ended December 31,
Statements of Income	2014	2013
	(in thousands)
Income:
Dividends from subsidiaries	$2,475	$1,480
Other income	200	201
Total income	2,675	1,681

Expenses:
Salaries and benefits	428	432
Legal expenses	107	78
Service fees	143	164
Other operating expenses	(125)	19
Total expenses	553	693
Income before income taxes and equity in undistributed net income of subsidiaries	2,122	988
Income tax benefit	(120)	(167)
	2,242	1,155
Equity in undistributed net income of subsidiaries	1,874	2,008
Net income	$4,116	$3,163

	Years Ended December 31,
Statements of Cash Flows	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$4,116		$3,163
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,874)		(2,008)
(Increase) decrease in other assets	124		(11)
Increase (decrease) in other liabilities	(1)		1
Net cash provided by operating activities	2,365		1,145

Cash flows from investing activities:	0		0

Cash flows from financing activities: cash dividends paid on common stock	(1,289)		(1,092)

Net increase in cash and cash equivalents	1,076		53
Cash and cash equivalents at beginning of year	273		220
Cash and cash equivalents at end of year	$1,349		$273

Supplemental schedule of noncash transactions:
Unrealized loss on securities available-for-sale	$(15)		$0
Book value of equity securities transferred from other assets to available-for-sale	$100	S	0

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

Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Based on this evaluation, using those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company's 2015 Annual Meeting of Stockholders (the 2015 Proxy Statement) to be held on May 26, 2015.

Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption "Election of Directors" in the 2015 Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 Proxy Statement and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption "Executive Officers of the Registrant." The information regarding the Company's Audit Committee and its Audit Committee Financial Expert is set forth under the caption "Board Committees and Attendance" in the 2015 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders.

A copy of the Code of Ethics will be provided free of charge, upon written request made to the Company's secretary at 1 West Mellen Street, Hampton, Virginia 23663 or by calling (757) 728-1200. The Code of Ethics is also posted on the Company's website at www.oldpoint.com in the "Community" section, under "Investor Relations" and then "Governance Documents." The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under "Waivers of or amendments to the Code of Ethics." The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11. Executive Compensation

The information set forth under the captions "Compensation and Benefits Committee Interlocks and Insider Participation" and "Executive Compensation" in the 2015 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2015 Proxy Statement is incorporated herein by reference.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2015 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption "Interest of Management in Certain Transactions" in the 2015 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption "Board Committees and Attendance" in the 2015 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the captions "Principal Accountant Fees" and "Audit Committee Pre-Approval Policy" in the 2015 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)     Consolidated Financial Statements

The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2014 and 2013
Consolidated Statements of Income – Years Ended December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2014 and 2013
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows – Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

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

10.5*	Directors' Compensation

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Summary of Old Point Financial Corporation Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 8-K filed March 12, 2015)

10.8*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with each of Louis G. Morris, Laurie D. Grabow and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.9
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

101
The following materials from Old Point Financial Corporation's annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

* Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.,
Chairman, President & Chief Executive Officer

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Sr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Sr.	Principal Executive Officer

Date: March 30, 2015

/s/Laurie D. Grabow	Chief Financial Officer & Senior Vice President/Finance
Laurie D. Grabow	Principal Financial & Accounting Officer

Date: March 30, 2015

/s/Stephen C. Adams*	Director
Stephen C. Adams

/s/James Reade Chisman*	Director
James Reade Chisman

/s/Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/Michael A. Glasser*	Director
Michael A. Glasser

/s/Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/John Cabot Ishon*	Director
John Cabot Ishon

/s/Tom B. Langley*	Director
Tom B. Langley

/s/John B. Morgan, II*	Director
John B. Morgan, II

/s/Louis G. Morris*	Director
Louis G. Morris

/s/Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

/s/Robert F. Shuford, Jr.*	Director
Robert F. Shuford, Jr.

/s/Ellen Clark Thacker*	Director
Ellen Clark Thacker

/s/Joseph R. Witt*	Director
Joseph R. Witt

*By Robert F. Shuford, Sr., as Attorney in Fact

Date: March 30, 2015