Form 10-Q
period 2015-03-31
OLD POINT FINANCIAL CORP
filed 2015-05-12
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of April 30, 2015

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(dollars in thousands except per share data)
	(unaudited)
Assets

Cash and due from banks	$27,044	$31,081
Interest-bearing due from banks	697	833
Federal funds sold	2,130	1,391
Cash and cash equivalents	29,871	33,305
Securities available-for-sale, at fair value	136,387	139,346
Securities held-to-maturity (fair value of $92,422 and $94,406)	88,289	90,089
Restricted securities	2,304	2,293
Loans, net of allowance for loan losses of $7,411 and $7,075	547,824	528,919
Premises and equipment, net	42,419	42,075
Bank-owned life insurance	23,746	23,525
Other real estate owned, net of valuation allowance of $2,113 and $2,908	5,085	5,106
Other assets	11,753	11,622
Total assets	$887,678	$876,280

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$192,596	$186,280
Savings deposits	309,788	307,078
Time deposits	225,942	223,296
Total deposits	728,326	716,654
Overnight repurchase agreements	35,547	37,404
Term repurchase agreements	412	412
Federal Home Loan Bank advances	30,000	30,000
Accrued expenses and other liabilities	3,855	3,313
Total liabilities	798,140	787,783

Commitments and contingencies	--	--

Stockholders' equity:
Common stock, $5/share par value, 10,000,000 shares authorized; 4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	54,012	53,203
Accumulated other comprehensive loss, net	(5,661)	(5,893)
Total stockholders' equity	89,538	88,497
Total liabilities and stockholders' equity	$887,678	$876,280

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended March 31,
	2015	2014
	(unaudited, in thousands except share and per share data)
Interest and Dividend Income:
Interest and fees on loans	$6,355	$5,993
Interest on due from banks	7	3
Interest on federal funds sold	0	5
Interest on securities:
Taxable	686	1,005
Tax-exempt	423	429
Dividends and interest on all other securities	33	31
Total interest and dividend income	7,504	7,466

Interest Expense:
Interest on savings deposits	52	71
Interest on time deposits	528	649
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	8	9
Interest on Federal Home Loan Bank advances	305	302
Total interest expense	893	1,031
Net interest income	6,611	6,435
Provision for loan losses	275	250
Net interest income, after provision for loan losses	6,336	6,185

Noninterest Income:
Income from fiduciary activities	980	955
Service charges on deposit accounts	982	974
Other service charges, commissions and fees	1,005	952
Income from bank-owned life insurance	221	216
Other	89	65
Total noninterest income	3,277	3,162

Noninterest Expense:
Salaries and employee benefits	5,049	4,853
Occupancy and equipment	1,327	1,114
Data processing	358	423
FDIC insurance	147	184
Customer development	154	192
Legal and audit expenses	114	124
Other outside service fees	114	119
Employee professional development	131	168
Marketing and advertising	86	124
Postage and courier	86	121
Stationery and supplies	88	119
Capital stock tax	114	134
ATM and check losses	137	115
Loss on write-down/sale of other real estate owned	69	83
Other	313	390
Total noninterest expense	8,287	8,263
Income before income taxes	1,326	1,084
Income tax expense	121	107
Net income	$1,205	$977

Basic earnings per share
Weighted average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.24	$0.20

Diluted earnings per share
Weighted average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.24	$0.20

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2015	2014
	(unaudited, in thousands)
Net income	$1,205	$977
Other comprehensive income, net of tax
Net unrealized gains on available-for-sale securities	91	1,552
Amortization of unrealized losses on securities transferred to held-to-maturity	141	126
Other comprehensive income	232	1,678
Comprehensive income	$1,437	$2,655

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited, dollars in thousands except per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED MARCH 31, 2015

Balance at beginning of period	4,959,009	$24,795	$16,392	$53,203	$(5,893)	$88,497
Net income	0	0	0	1,205	0	1,205
Other comprehensive income, net of tax	0	0	0	0	232	232
Cash dividends ($0.08 per share)	0	0	0	(396)	0	(396)

Balance at end of period	4,959,009	$24,795	$16,392	$54,012	$(5,661)	$89,538

THREE MONTHS ENDED MARCH 31, 2014

Balance at beginning of period	4,959,009	$24,795	$16,392	$50,376	$(10,802)	$80,761
Net income	0	0	0	977	0	977
Other comprehensive income, net of tax	0	0	0	0	1,678	1,678
Cash dividends ($0.06 per share)	0	0	0	(297)	0	(297)

Balance at end of period	4,959,009	$24,795	$16,392	$51,056	$(9,124)	$83,119

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Three Months Ended March 31,	2015	2014
	(unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,205	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628	486
Provision for loan losses	275	250
Net amortization of securities	536	560
Net loss on disposal of premises and equipment	1	0
Net loss on write-down/sale of other real estate owned	69	83
Income from bank owned life insurance	(221)	(216)
Deferred tax expense	6	0
(Increase) decrease in other assets	(257)	5
Increase in other liabilities	542	726
Net cash provided by operating activities	2,784	2,871

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(21,362)	(1,031)
Proceeds from redemption (cash used in purchases) of restricted securities	(11)	310
Proceeds from maturities and calls of available-for-sale securities	20,690	170
Proceeds from sales of available-for-sale securities	1,155	1,000
Paydowns on available-for-sale securities	2,367	2,445
Paydowns on held-to-maturity securities	1,725	1,261
Net increase in loans	(19,634)	(9,586)
Proceeds from sales of other real estate owned	406	573
Purchases of premises and equipment	(973)	(2,212)
Net cash used in investing activities	(15,637)	(7,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	6,316	1,915
Increase in savings deposits	2,710	9,249
Increase (decrease) in time deposits	2,646	(13,081)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	(1,857)	4,635
Cash dividends paid on common stock	(396)	(297)
Net cash provided by financing activities	9,419	2,421

Net decrease in cash and cash equivalents	(3,434)	(1,778)
Cash and cash equivalents at beginning of period	33,305	31,325
Cash and cash equivalents at end of period	$29,871	$29,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$887	$1,062

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$138	$2,351
Loans transferred to other real estate owned	$454	$480
Loans made to finance the sale of other real estate owned	$0	$481
Book value of equity securities transferred from other assets to available-for-sale	$0	$100
Amortization of unrealized loss on securities transferred to held-to-maturity	$214	$191

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March, 31, 2015 and December, 31, 2014 and the statements of income, comprehensive income, changes in stockholders' equity and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where the Company holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. As discussed below, the Company consolidates entities deemed to be variable interest entities (VIEs) when it is determined to be the primary beneficiary.

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of March 31, 2015, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2015
Obligations of U.S. Government agencies	$100	$0	$(1)	$99
Obligations of state and political subdivisions	29,380	644	(6)	30,018
Mortgage-backed securities	58,809	3,496	0	62,305
Total	$88,289	$4,140	$(7)	$92,422

December 31, 2014
Obligations of U.S. Government agencies	$100	$0	$(3)	$97
Obligations of state and political subdivisions	29,529	449	(18)	29,960
Mortgage-backed securities	60,460	3,889	0	64,349
Total	$90,089	$4,338	$(21)	$94,406

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2015
U.S. Treasury securities	$6,500	$0	$0	$6,500
Obligations of U.S. Government agencies	17,987	3	(149)	17,841
Obligations of state and political subdivisions	48,968	823	(242)	49,549
Mortgage-backed securities	59,086	90	(494)	58,682
Money market investments	629	0	0	629
Corporate bonds	3,097	12	(4)	3,105
Other marketable equity securities	100	0	(19)	81
Total	$136,367	$928	$(908)	$136,387

December 31, 2014
U.S. Treasury securities	$20,000	$0	$0	$20,000
Obligations of U.S. Government agencies	4,768	2	(152)	4,618
Obligations of state and political subdivisions	49,783	698	(235)	50,246
Mortgage-backed securities	61,296	34	(442)	60,888
Money market investments	719	0	0	719
Corporate bonds	2,798	3	(11)	2,790
Other marketable equity securities	100	0	(15)	85
Total	$139,464	$737	$(855)	$139,346

There were no gains or losses recorded on the sale of available-for-sale securities in the three months ended March 31, 2015 or 2014.

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

The Company has a process in place to identify debt securities that could potentially have a credit or interest-rate related impairment that is other-than-temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, and cash flow projections as indicators of credit issues. On a quarterly basis, management reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. Management considers relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (a) the extent and length of time the fair value has been below cost; (b) the reasons for the decline in value; (c) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (d) for fixed maturity securities, the Company's intent to sell a security or whether it is more-likely-than-not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity, and for equity securities, the Company's ability and intent to hold the security for a period of time that allows for the recovery in value.

The Company has not recorded impairment charges through income on securities for the three months ended March 31, 2015 or the year ended December 31, 2014.

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

	March 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
U.S. Treasury securities	$0	$6,500	$0	$0	$0	$6,500	1
Obligations of U.S. Government agencies	0	13,500	149	4,038	149	17,538	2
Obligations of state and political subdivisions	102	7,322	140	4,002	242	11,324	22
Mortgage-backed securities	494	47,000	0	0	494	47,000	6
Corporate bonds	1	297	3	497	4	794	7
Other marketable equity securities	0	0	19	81	19	81	1
Total securities available-for-sale	$597	$74,619	$311	$8,618	$908	$83,237	39

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$1	$99	$1	$99	1
Obligations of state and political subdivisions	2	904	4	539	6	1,443	3
Total securities held-to-maturity	$2	$904	$5	$638	$7	$1,542	4

Total securities	$599	$75,523	$316	$9,256	$915	$84,779	43

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
U.S. Treasury securities	$0	$20,000	$0	$0	$0	$20,000	1
Obligations of U.S. Government agencies	0	0	152	4,316	152	4,316	1
Obligations of state and political subdivisions	2	604	233	11,951	235	12,555	24
Mortgage-backed securities	62	16,589	380	32,104	442	48,693	6
Corporate bonds	3	1,096	8	792	11	1,888	14
Other marketable equity securities	15	85	0	0	15	85	1
Total securities available-for-sale	$82	$38,374	$773	$49,163	$855	$87,537	47

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$3	$97	$3	$97	1
Obligations of state and political subdivisions	2	1,261	16	1,203	18	2,464	6
Total securities held-to-maturity	$2	$1,261	$19	$1,300	$21	$2,561	7

Total securities	$84	$39,635	$792	$50,463	$876	$90,098	54

Certain investments within the Company's portfolio had unrealized losses at March 31, 2015 and December 31, 2014, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2015 or December 31, 2014.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$94,275	$91,318
Commercial	280,445	287,531
Construction	14,023	9,082
Second mortgages	14,591	13,403
Equity lines of credit	45,426	43,662
Total mortgage loans on real estate	448,760	444,996
Commercial loans	41,600	37,698
Consumer loans	35,522	30,493
Other	29,353	22,807
Total loans	555,235	535,994
Less: Allowance for loan losses	(7,411)	(7,075)
Loans, net of allowance and deferred fees (1)	$547,824	$528,919

(1) Deferred loan fees totaled $476 thousand and $473 thousand at March 31, 2015 and December 31, 2014, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $511 thousand and $541 thousand at March 31, 2015 and December 31, 2014, respectively.

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

The Company's internally assigned risk grades are as follows:
·	Pass: Loans are of acceptable risk.
·	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.
·	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.
·	Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.
·	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of March 31, 2015
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$92,599	$0	$1,676	$94,275
Commercial	265,125	10,505	4,815	280,445
Construction	12,976	0	1,047	14,023
Second mortgages	14,234	0	357	14,591
Equity lines of credit	44,615	0	811	45,426
Total mortgage loans on real estate	429,549	10,505	8,706	448,760
Commercial loans	38,340	1,669	1,591	41,600
Consumer loans	35,494	0	28	35,522
Other	29,353	0	0	29,353
Total	$532,736	$12,174	$10,325	$555,235

Credit Quality Information As of December 31, 2014
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$89,480	$0	$1,838	$91,318
Commercial	272,654	10,602	4,275	287,531
Construction	8,026	0	1,056	9,082
Second mortgages	13,306	0	97	13,403
Equity lines of credit	42,976	0	686	43,662
Total mortgage loans on real estate	426,442	10,602	7,952	444,996
Commercial loans	36,007	1,669	22	37,698
Consumer loans	30,463	0	30	30,493
Other	22,807	0	0	22,807
Total	$515,719	$12,271	$8,004	$535,994

As of March 31, 2015 and December 31, 2014 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of March 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment >90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$595	$100	$219	$914	$93,361	$94,275	$0
Commercial	266	0	0	266	280,179	280,445	0
Construction	181	0	494	675	13,348	14,023	0
Second mortgages	0	0	247	247	14,344	14,591	0
Equity lines of credit	93	0	0	93	45,333	45,426	0
Total mortgage loans on real estate	1,135	100	960	2,195	446,565	448,760	0
Commercial loans	330	0	0	330	41,270	41,600	0
Consumer loans	385	451	1,386	2,222	33,300	35,522	1,386
Other	48	10	6	64	29,289	29,353	6
Total	$1,898	$561	$2,352	$4,811	$550,424	$555,235	$1,392
(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal amounts that are 97 - 98% guaranteed by the federal government.  The past due portion of these guaranteed loans totaled $2.2 million at March 31, 2015.

Age Analysis of Past Due Loans as of December 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment >90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,043	$55	$792	$1,890	$89,428	$91,318	$0
Commercial	31	0	432	463	287,068	287,531	0
Construction	0	0	499	499	8,583	9,082	0
Second mortgages	81	32	168	281	13,122	13,403	107
Equity lines of credit	49	0	0	49	43,613	43,662	0
Total mortgage loans on real estate	1,204	87	1,891	3,182	441,814	444,996	107
Commercial loans	195	0	10	205	37,493	37,698	10
Consumer loans	1,099	323	1,019	2,441	28,052	30,493	1,019
Other	51	3	5	59	22,748	22,807	5
Total	$2,549	$413	$2,925	$5,887	$530,107	$535,994	$1,141
(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal amounts that are 97 - 98% guaranteed by the federal government.  The past due portion of these guaranteed loans totaled $2.4 million at December 31, 2014.

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

Generally, consumer loans not secured by real estate are placed in nonaccrual status only when part of the principal has been charged off. If a charge-off has not occurred sooner for other reasons, a consumer loan not secured by real estate will generally be placed in nonaccrual status when payments are 120 days past due. These loans are charged off or written down to the net realizable value of the collateral when deemed uncollectible, when classified as a "loss," when repayment is unreasonably protracted, when bankruptcy has been initiated, or when the loan is 120 days or more past due unless the credit is well-secured and in the process of collection.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	March 31, 2015	December 31, 2014
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$397	$924
Commercial	3,640	4,086
Construction	494	499
Second mortgages	247	61
Total mortgage loans on real estate	4,778	5,570
Commercial loans	0	0
Total	$4,778	$5,570

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest income that would have been recorded under original loan terms	$73	$213
Actual interest income recorded for the period	63	112
Reduction in interest income on nonaccrual loans	$10	$101

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

The following table presents TDRs during the period indicated, by class of loan.  There were no troubled debts restructured in the three months ended March 31, 2015.

Troubled Debt Restructurings by Class For the Three Months Ended March 31, 2014
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on March 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	1	$276	$276	$275
Construction	1	103	103	103
Second mortgages	1	89	89	89
Total	3	$468	$468	$467

All loans restructured in the first three months of 2014 were given below-market rates for debt with similar risk characteristics.  At March 31, 2015 and December 31, 2014, the Company had no outstanding commitments to disburse additional funds on any TDR. Also at March 31, 2015 and December 31, 2014, the Company had $99 thousand and $446 thousand in loans secured by 1 - 4 family residential real estate that were in the process of foreclosure.

The following table presents TDRs for the periods indicated for which there was a payment default where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.  In the first quarter of 2015, there were no defaulting TDRs where the default occurred within twelve months of restructuring.

Restructurings that Subsequently Defaulted
For the Three Months Ended March 31, 2014
(in thousands)
Recorded Investment in Defaulting Loans
Mortgage loans on real estate:
Residential 1-4 family	$94

The TDR in the table above is factored into the determination of the allowance for loan losses as of the period indicated. This loan is included in the impaired loan analysis, as discussed below.

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

Impaired Loans by Class (in thousands)
	As of March 31, 2015				For the three months ended March 31, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,224	$1,831	$360	$89	$2,203	$26
Commercial	11,269	4,291	5,291	137	9,653	121
Construction	596	66	528	265	598	1
Second mortgages	603	379	195	7	605	3
Total mortgage loans on real estate	$14,692	$6,567	$6,374	$498	$13,059	$151
Commercial loans	1,500	1,369	132	3	1,637	23
Consumer loans	13	13	0	0	13	0
Total	$16,205	$7,949	$6,506	$501	$14,709	$174

Impaired Loans by Class (in thousands)
	As of December 31, 2014				For the year ended December 31, 2014
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,898	$2,083	$646	$91	$4,099	$126
Commercial	11,766	4,729	5,322	163	10,669	449
Construction	1,157	623	534	270	2,431	55
Second mortgages	506	195	282	178	470	25
Total mortgage loans on real estate	$16,327	$7,630	$6,784	$702	$17,669	$655
Commercial loans	0	0	0	0	37	0
Consumer loans	14	14	0	0	26	1
Total	$16,341	$7,644	$6,784	$702	$17,732	$656

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

ALLOWANCE FOR LOAN LOSSES
Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and probable losses inherent in the loan portfolio. The Company segments the loan portfolio into categories as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report).  Loans are segmented into the following pools: commercial, real estate-construction, real estate-mortgage, consumer and other loans. The Company also sub-segments the real estate-mortgage segment into four classes: residential 1-4 family, commercial real estate, second mortgages and equity lines of credit.

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

Each segment of the portfolio is pooled by risk grade or by days past due. Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2014 and March 31, 2015, management used twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.4 million adequate to cover loan losses inherent in the loan portfolio at March 31, 2015.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the three months ended March 31, 2015	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$595	$703	$5,347	$219	$211	$7,075
Charge-offs	0	0	(14)	(28)	(38)	(80)
Recoveries	9	0	107	10	15	141
Provision for loan losses	82	193	(158)	109	49	275
Ending balance	$686	$896	$5,282	$310	$237	$7,411
Ending balance individually evaluated for impairment	$3	$265	$233	$0	$0	$501
Ending balance collectively evaluated for impairment	683	631	5,049	310	237	6,910
Ending balance	$686	$896	$5,282	$310	$237	$7,411
Loan Balances:
Ending balance individually evaluated for impairment	$1,501	$594	$12,347	$13	$0	$14,455
Ending balance collectively evaluated for impairment	40,099	13,429	422,390	35,509	29,353	540,780
Ending balance	$41,600	$14,023	$434,737	$35,522	$29,353	$555,235

For the year ended December 31, 2014	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$350	$662	$5,357	$294	$168	$6,831
Charge-offs	(286)	(51)	(563)	(163)	(175)	(1,238)
Recoveries	55	173	524	64	66	882
Provision for loan losses	476	(81)	29	24	152	600
Ending balance	$595	$703	$5,347	$219	$211	$7,075
Ending balance individually evaluated for impairment	$0	$270	$432	$0	$0	$702
Ending balance collectively evaluated for impairment	595	433	4,915	219	211	6,373
Ending balance	$595	$703	$5,347	$219	$211	$7,075
Loan Balances:
Ending balance individually evaluated for impairment	$0	$1,157	$13,257	$14	$0	$14,428
Ending balance collectively evaluated for impairment	37,698	7,925	422,657	30,479	22,807	521,566
Ending balance	$37,698	$9,082	$435,914	$30,493	$22,807	$535,994

Note 4. Low-Income Housing Tax Credits
The Company was invested in 4 separate housing equity funds at March 31, 2015 and 3 separate funds at December 31, 2014. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and to preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $663 thousand and $722 thousand at March 31, 2015 and December 31, 2014, respectively. The expected terms of these investments and the related tax benefits run through 2030. During the quarters ended March 31, 2015 and 2014, the Company recognized tax credits and other tax benefits related to these investments of $118 thousand and $65 thousand, respectively. Total projected tax credits to be received for 2015 are $328 thousand, which is based on the most recent quarterly estimates received from the funds.  Additional capital calls expected for the funds totaled $3.7 million and $2.7 million at March 31, 2015 and December 31, 2014, respectively.

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

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first three months months of 2015.

On March 9, 2008, the Company's 1998 Stock Option Plan expired. Options to purchase 78,085 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at March 31, 2015. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the three months ended March 31, 2015 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2015	81,210	$20.05
Granted	0	0
Exercised	0	0
Canceled or expired	(3,125)	20.05
Options outstanding, March 31, 2015	78,085	$20.05	2.55	$0
Options exercisable, March 31, 2015	78,085	$20.05	2.55	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. This amount changes based on changes in the market value of the Company's common stock. As of March 31, 2015, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company's common stock.

No options were exercised during the three months ended March 31, 2015.

As of March 31, 2015, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended March 31,	2015	2014
	(in thousands)
Interest cost	$66	$68
Expected return on plan assets	(89)	(91)
Amortization of net loss	99	55
Net periodic pension plan cost	$76	$32

At March 31, 2015, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2015.

Note 7. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended March 31,		Affected Line Item on
	2015	2014	Consolidated Statement of Income
Securities transferred to held-to-maturity
Amortization of unrealized loss	$(214)	$(191)	Interest on securities (taxable)
Tax benefit	(73)	(65)	Income tax expense
	$(141)	$(126)	Net of tax

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)
Three Months Ended March 31, 2015

Balance at beginning of period	$(78)	$(3,386)	$(2,429)	$(5,893)
Net change for the period	91	141	0	232
Balance at end of period	$13	$(3,245)	$(2,429)	$(5,661)

Three Months Ended March 31, 2014

Balance at beginning of period	$(5,317)	$(3,937)	$(1,548)	$(10,802)
Net change for the period	1,552	126	0	1,678
Balance at end of period	$(3,765)	$(3,811)	$(1,548)	$(9,124)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended March 31, 2015
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities	$138	$47	$91

Amortization of unrealized loss on securities transferred to held-to-maturity	214	73	141

Total change in accumulated other comprehensive loss	$352	$120	$232

	Three Months Ended March 31, 2014
	Pretax	Tax Expense (Benefit)	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities	$2,351	$799	$1,552

Amortization of unrealized loss on securities transferred to held-to-maturity	191	65	126

Total change in accumulated other comprehensive loss	$2,542	$864	$1,678

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.  The Company did not include 78 thousand and 151 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first three months months of 2015 and 2014, respectively, because they were antidilutive.

Note 8. Recent Accounting Pronouncements
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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis."  The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs."  The amendments in this ASU are intended to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement."  The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer's accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively.  The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2015 Using
		(in thousands)
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$6,500	$0	$6,500	$0
Obligations of U.S. Government agencies	17,841	0	17,841	0
Obligations of state and political subdivisions	49,549	0	49,549	0
Mortgage-backed securities	58,682	0	58,682	0
Money market investments	629	0	629	0
Corporate bonds	3,105	0	3,105	0
Other marketable equity securities	81	0	81	0
Total available-for-sale securities	$136,387	$0	$136,387	$0

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$20,000	$0	$20,000	$$0
Obligations of U.S. Government agencies	4,618	0	4,618	0
Obligations of state and political subdivisions	50,246	0	50,246	0
Mortgage-backed securities	60,888	0	60,888	0
Money market investments	719	0	719	0
Corporate bonds	2,790	0	2,790	0
Other marketable equity securities	85	0	85	0
Total available-for-sale securities	$139,346	$0	$139,346	$$0

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of fair value and loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the loan's expected future cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

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

Other Real Estate Owned (OREO)
Loans are transferred to OREO when the collateral securing them is foreclosed on. The measurement of gain or loss associated with OREOs is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the transaction will be consummated in accordance with the terms of the contract, fair value is based on the sale price in that contract (Level 1). If management has recent information about the sale of identical properties, such as when selling multiple condominium units on the same property, the remaining units would be valued based on the observed market data (Level 2). Lacking either a contract or such recent data, management would obtain an appraisal or evaluation of the value of the collateral as discussed above under Impaired Loans (Level 3). After the asset has been booked, a new appraisal or evaluation is obtained when management has reason to believe the fair value of the property may have changed and no later than two years after the last appraisal or evaluation was received. Any fair value adjustments to OREOs below the original book value are recorded in the period incurred and expensed against current earnings.

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

		Carrying Value at March 31, 2015 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$115	$0	$0	$115
Commercial	1,973	0	0	1,973
Construction	263	0	0	263
Second mortgages	40	0	0	40
Total	$2,391	$0	$0	$2,391

Other real estate owned
Residential 1-4 family	$1,337	$0	$0	$1,337
Commercial	1,154	0	0	1,154
Construction	1,708	0	0	1,708
Total	$4,199	$0	$0	$4,199

		Carrying Value at December 31, 2014 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$399	$0	$0	$399
Commercial	1,973	0	0	1,973
Construction	264	0	0	264
Second mortgages	104	0	0	104
Total	$2,740	$0	$0	$2,740

Other real estate owned
Residential 1-4 family	$884	$0	$0	$884
Commercial	1,198	0	0	1,198
Construction	2,139	0	0	2,139
Total	$4,221	$0	$0	$4,221

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at March 31, 2015 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$115	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,973	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$263	Market comparables	Selling costs	0.00% - 7.25% (1.38%)
			Liquidation discount	4.00% - 41.93% (34.69%)
Second mortgages	$40	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	$1,337	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 10.00% (6.75%)
Commercial	$1,154	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$1,708	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (2.96%)

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2014 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$399	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,973	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$264	Market comparables	Selling costs	0.00% - 7.25% (1.18%)
			Liquidation discount	4.00% - 28.71% (24.70%)
Second mortgages	$104	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	$884	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 10.00% (8.09%)
Commercial	$1,198	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 10.00% (5.91%)
Construction	$2,139	Market comparables	Selling costs	7.25% - 11.25% (7.38%)
			Liquidation discount	0.00% - 10.00% (2.68%)

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2015 and December 31, 2014, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2015 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$29,871	$29,871	$0	$0
Securities available-for-sale	136,387	0	136,387	0
Securities held-to-maturity	88,289	0	92,422	0
Restricted securities	2,304	0	2,304	0
Loans, net of allowances for loan losses	547,824	0	0	552,243
Bank owned life insurance	23,746	0	23,746	0
Accrued interest receivable	2,600	0	2,600	0

Liabilities
Deposits	$728,326	$0	$729,141	$0
Overnight repurchase agreements	35,547	0	35,547	0
Term repurchase agreements	412	0	411	0
Federal Home Loan Bank advances	30,000	0	31,318	0
Accrued interest payable	261	0	261	0

		Fair Value Measurements at December 31, 2014 Using (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$33,305	$33,305	$0	$0
Securities available-for-sale	139,346	0	139,346	0
Securities held-to-maturity	90,089	0	94,406	0
Restricted securities	2,293	0	2,293	0
Loans, net of allowances for loan losses	528,919	0	0	527,138
Bank owned life insurance	23,525	0	23,525	0
Accrued interest receivable	2,695	0	2,695	0

Liabilities
Deposits	$716,654	$0	$717,260	$0
Overnight repurchase agreements	37,404	0	37,404	0
Term repurchase agreements	412	0	410	0
Federal Home Loan Bank advances	30,000	0	31,536	0
Accrued interest payable	255	0	255	0

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended March 31, 2015
	(in thousands)
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,491	$13	$1,268	$(1,268)	$7,504
Income from fiduciary activities	0	980	0	0	980
Other income	2,051	261	50	(65)	2,297
Total operating income	9,542	1,254	1,318	(1,333)	10,781

Expenses
Interest expense	893	0	0	0	893
Provision for loan losses	275	0	0	0	275
Salaries and employee benefits	4,309	627	113	0	5,049
Other expenses	3,035	236	32	(65)	3,238
Total operating expenses	8,512	863	145	(65)	9,455

Income before taxes	1,030	391	1,173	(1,268)	1,326

Income tax expense (benefit)	20	133	(32)	0	121

Net income	$1,010	$258	$1,205	$(1,268)	$1,205

Capital expenditures	$318	$15	$0	$0	$333

Total assets	$882,771	$5,848	$89,543	$(90,484)	$887,678

	Three Months Ended March 31, 2014
	(in thousands)
	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,454	$12	$1,052	$(1,052)	$7,466
Income from fiduciary activities	0	955	0	0	955
Other income	1,986	236	50	(65)	2,207
Total operating income	9,440	1,203	1,102	(1,117)	10,628

Expenses
Interest expense	1,031	0	0	0	1,031
Provision for loan losses	250	0	0	0	250
Salaries and employee benefits	4,098	645	110	0	4,853
Other expenses	3,165	257	53	(65)	3,410
Total operating expenses	8,544	902	163	(65)	9,544

Income before taxes	896	301	939	(1,052)	1,084

Income tax expense (benefit)	43	102	(38)	0	107

Net income	$853	$199	$977	$(1,052)	$977

Capital expenditures	$308	$7	$0	$0	$315

Total assets	$865,222	$5,710	$83,120	$(83,962)	$870,090

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company's 2014 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

Note 11. Commitments and Contingencies
There have been no material changes in the Company's commitments and contingencies from those disclosed in the Company's 2014 annual report on Form 10-K.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability, including the focus on reducing time deposits; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the allowance and provision for loan losses; the effect of a sustained increase in nonperforming assets; the securities portfolio; the effect of increases in past due loans in the Company's purchased student loan portfolio; interest rate sensitivity; asset quality; levels of net loan charge-offs and nonperforming assets; levels of interest expense; levels and components of noninterest income and noninterest expense; lease expense; income taxes; expected impact of efforts to restructure the balance sheet; expected yields on the loan and securities portfolios; expected rates on interest-bearing liabilities; market risk; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates and yields; general economic conditions; uncertainty over future federal spending or the effects of federal budget cuts, particularly to the Department of Defense, on the Company's service area; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; the federal government's guarantee of repayment of student loans purchased by the Company; the ability of the Company to diversify its sources of noninterest income; the effect of the Company's sales training efforts for branch staff; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; the application of the Basel III capital standards to the Company and its subsidiaries; FDIC premiums and/or assessments; penalties paid if the Company were to prepay its FHLB advance; demand for loan and other banking products and financial services in the Company's service area; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management's modeling systems; technology; reliance on third parties for key services; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company's 2014 annual report on Form 10-K, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

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

Critical Accounting Policies and Estimates
As of March 31, 2015, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2014 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses.  The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2014 annual report on Form 10-K.

Earnings Summary
Net income for the first three months of 2015 was $1.2 million, or $0.24 per diluted share, compared to net income of $977 thousand, or $0.20 per diluted share, for the first three months of 2014. This 23.34% increase is primarily attributable to higher net interest income and higher noninterest income, partially offset by higher noninterest expense and a higher provision for loan losses.

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

During the first quarter of 2015, the Company continued to grow loans, funding this growth through the securities portfolio, excess liquidity held in cash and due from banks, and increases in noninterest-bearing and savings deposits. This change helped the Company improve its net interest income and net interest margin, as loans typically bear higher yields than securities and significantly higher yields than cash and due from banks. On the other side of the balance sheet, the Company has worked to reduce the cost of its time deposits and focus on deposit growth in noninterest-bearing and savings accounts, which also contributed positively to the net interest margin. These shifts in both assets and liabilities increased the net interest margin for the first quarter of 2015 to 3.58%, from 3.43% for the first quarter of 2014.

Net interest income, on a fully tax-equivalent basis, was $6.9 million in the first quarter of 2015, an increase of $200 thousand from the first quarter of 2014, due to an increase in tax-equivalent interest income of $62 thousand and a decrease in interest expense of $138 thousand. Interest expense in the first three months of 2015 decreased 13.39% as compared to the first three months of 2014 primarily as a result of management's focus on allowing time deposits, which are currently the Company's most expensive deposit categories, to decrease through attrition.

During the three months ended March 31, 2015, the yield on average earning assets increased by 8 basis points over the comparable period in 2014.  This increase was due to the reallocation of earning assets from securities to loans, as discussed above. At the same time, the average cost of funding liabilities decreased by 8 basis points, lowering interest expense.  To manage the net interest margin in the current low-rate environment, the Company focused on building customer relationships to attract low-cost deposit accounts. Over the past year, higher-cost funds such as time deposits were allowed to mature without being renewed.

For the three months ended March 31, 2015, average earning assets decreased $9.7 million when compared to the same periods of 2014. Although average loans grew significantly over these periods, the securities portfolio declined at a faster rate as costlier liabilities were allowed to mature, which resulted in less excess liquidity for the Company to deploy through the securities portfolio.

The yield on average loans and cost of average interest-bearing liabilities both decreased due to persistent low rates set by the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through March 31, 2015. As higher-yielding assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding loans and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow, as a high percentage of the Company's interest-bearing liabilities have already re-priced. Management also believes that the average yield on loans will continue to decline due to increased competition for loans in the Company's markets, and as loans are renewed or refinanced at lower current market rates.  However, management believes the decrease should also continue to slow in future quarters.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended March 31,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$541,782	$6,389	4.72%	$501,229	$6,000	4.79%
Investment securities:
Taxable	137,200	686	2.00%	184,062	1,005	2.18%
Tax-exempt*	72,804	641	3.52%	74,623	650	3.48%
Total investment securities	210,004	1,327	2.53%	258,685	1,655	2.56%
Interest-bearing due from banks	10,637	7	0.26%	4,619	3	0.26%
Federal funds sold	2,194	0	0.00%	9,314	5	0.21%
Other investments	2,602	33	5.07%	3,068	31	4.04%
Total earning assets	767,219	$7,756	4.04%	776,915	$7,694	3.96%
Allowance for loan losses	(7,200)			(6,998)
Other nonearning assets	116,329			99,925
Total assets	$876,348			$869,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,280	$1	0.04%	$11,835	$1	0.03%
Money market deposit accounts	222,475	42	0.08%	210,708	54	0.10%
Savings accounts	72,611	9	0.05%	67,708	16	0.09%
Time deposits, $100,000 or more	109,199	270	0.99%	112,764	321	1.14%
Other time deposits	115,625	258	0.89%	138,110	328	0.95%
Total time and savings deposits	531,190	580	0.44%	541,125	720	0.53%
Federal funds purchased, repurchase agreements and other borrowings	34,591	8	0.09%	36,606	9	0.10%
Federal Home Loan Bank advances	30,000	305	4.07%	25,000	302	4.83%
Total interest-bearing liabilities	595,781	893	0.60%	602,731	1,031	0.68%
Demand deposits	187,298			182,867
Other liabilities	3,815			2,155
Stockholders' equity	89,454			82,089
Total liabilities and stockholders' equity	$876,348			$869,842
Net interest margin		$6,863	3.58%		$6,663	3.43%

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

The provision for loan losses was $275 thousand in the first three months of 2015, compared to $250 thousand in 2014. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses.  Strong growth in the loan portfolio during the first quarter of 2015 required management to increase the provision.

Net loans charged off as a percent of total loans on an annualized basis were negative 0.04% for the first three months months of 2015, or a net recovery of  $61 thousand as loan recoveries exceeded charge-offs during this quarter. This net recovery is compared to 0.19% in annualized net charge-offs, or $247 thousand, in the first three months of 2014. Management does not believe that the net recovery seen in the first quarter of 2015 will continue in subsequent quarters, and expects that charge-offs during the remainder of the year will be closer to long-term historical averages unless national and local economic conditions do not continue to improve. At the same time, management does not expect that net charge-offs in future periods will be as high as those experienced during the recession of 2008 and 2009 and its aftermath. In addition to the possible effects of a wide-spread recession, possible future reductions in military and defense spending could cause higher local unemployment, which would likely cause an increase in nonperforming assets as individuals struggle to make loan payments. Increased nonperforming assets could cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision and reductions in interest-accruing loans.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for an explanation of these categories. OREO includes foreclosed assets, which consist of real estate from foreclosures on loan collateral, and former branch sites that are no longer in use by the Bank. The majority of the loans past due 90 days or more and accruing interest are student loans with principal amounts that are 97 - 98% guaranteed by the federal government. When a loan changes from "past due 90 days or more and accruing interest" status to "nonaccrual" status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time. In the case of TDRs, the restructuring may be to modify to an unsecured loan (e.g., a short sale) that the borrower can afford to repay. In these circumstances, the entire balance of the loan would be specifically allocated for, unless the present value of expected future cash flows was more than the current balance on the loan. It would not be charged off if the loan documentation supports the borrower's ability to repay the modified loan.

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	March 31,	December 31,	Increase
	2015	2014	(Decrease)
	(in thousands)
Nonaccrual loans
Real estate-construction	$494	$499	$(5)
Real estate-mortgage (1)	4,284	5,071	(787)
Total nonaccrual loans	$4,778	$5,570	$(792)

Loans past due 90 days or more and accruing interest
Commercial	$0	$10	$(10)
Real estate-mortgage (1)	0	107	(107)
Consumer loans (2)	1,386	1,019	367
Other	6	5	1
Total loans past due 90 days or more and accruing interest	$1,392	$1,141	$251

Restructured loans
Real estate-construction	$101	$102	$(1)
Real estate-mortgage (1)	11,445	12,203	(758)
Consumer loans	13	13	0
Total restructured loans	$11,559	$12,318	$(759)
Less nonaccrual restructured loans (included above)	3,615	4,240	(625)
Less restructured loans currently in compliance (3)	7,944	8,078	(134)
Net nonperforming, accruing restructured loans	$0	$0	$0

Other real estate owned
Construction, land development, and other land	$1,708	$2,138	$(430)
1-4 family residential properties	1,337	884	453
Nonfarm nonresidential properties	1,154	1,198	(44)
Former branch sites	886	886	0
Total other real estate owned	$5,085	$5,106	$(21)

Total nonperforming assets	$11,255	$11,817	$(562)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal amounts that are 97 - 98% guaranteed by the federal government. The past due portion of these guaranteed loans totaled $1.4 million at March 31, 2015 and $1.0 million at December 31, 2014.

(3) As of March 31, 2015 and December 31, 2014, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of March 31, 2015 were $11.3 million, $562 thousand lower than nonperforming assets as of December 31, 2014. Nonaccrual loans decreased $792 thousand when comparing the balances as of March 31, 2015 to December 31, 2014, due primarily to the payoff of several loans. Loans past due 90 days or more and accruing interest increased $251 thousand.  As of March 31, 2015,  nearly all of the $1.4 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal balance of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

The majority of the balance of nonaccrual loans at March 31, 2015 was related to a few large credit relationships. Of the $4.8 million of nonaccrual loans at March 31, 2015, $3.9 million or approximately 81.62% was comprised of two credit relationships of $3.4 million and $428 thousand. Total restructured loans decreased by $759 thousand from December 31, 2014 to March 31, 2015 due to the payoff or foreclosure on three restructured loans.  All accruing TDRs are performing in accordance with their modified terms. OREO decreased by $21 thousand during the first three months of 2015, as additional foreclosures on 1 – 4 family residential property were more than offset by the sale of other properties, including three commercial properties. The former branch sites included in OREO are also listed for sale.

The loans that make up the nonaccrual balance have been written down to their net realizable value. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, all nonaccrual loans at March 31, 2015 and December 31, 2014 were collateralized by real estate.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. The quality of the Company's loan portfolio has continued to improve over the past few years, with nonperforming assets generally stabilizing as troubled borrowers' finances have improved and troubled loans have been charged off or sold. Management remains cautious about the future and is well aware that if the economy does not continue to improve, or if reduced federal spending continues to negatively impact federal military and defense spending in the Company's service area, nonperforming assets could increase in future periods. As was seen in prior years, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, and lower levels of accruing loans, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

As of March 31, 2015, the allowance for loan losses was 65.85% of nonperforming assets and 120.11% of nonperforming loans, compared to 59.87% and 105.42% as of December 31, 2014. As detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the Company saw a slight increase in substandard loans, from 1.49% to 1.86% of total loans, when comparing December 31, 2014 to March 31, 2015, based on internally assigned risk grades. The allowance for loan losses was 1.33% and 1.32% of total loans on March 31, 2015 and December 31, 2014, respectively.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2015 and December 31, 2014, the impaired loan component of the allowance for loan losses amounted to $501 thousand and $702 thousand, respectively. The decrease in this component was due to a change in the valuation method of one loan during the first quarter of 2015.  This loan was previously valued by the collateral method, but continued performance by the borrower allowed the Company to begin using the cash flow method to value the loan.

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

Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of March 31, 2015 and December 31, 2014, the Company had no loans in these categories.

With the December 31, 2014 and March 31, 2015 calculations, the historical loss was based on the past twelve quarters. Each quarter, management evaluates the historical period used to ensure that it provides the most appropriate reflection of risk related to the current loan portfolio.

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. On a combined basis, the historical loss and qualitative factor components amounted to $6.9 million and $6.4 million as of March 31, 2015 and December 31, 2014, respectively. Growth in the loan portfolio is the major reason for the increase in these combined components when comparing the allowance calculation as of March 31, 2015 to the allowance calculation as of December 31, 2014.

As a result of management's analysis, the Company added, through the provision, $275 thousand to the allowance for loan losses for the three months ended March 31, 2015. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information.  The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Noninterest Income
Noninterest income was $3.3 million in the three months ended March 31, 2015, up $115 thousand or 3.64% when compared to the same period in 2014. All major categories of noninterest income increased in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, with the largest dollar increases in other service charges, commissions and fees and income from fiduciary activities.  Other service charges, commissions and fees increased 5.57% to $1.0 million in the three months ended March 31, 2015, as compared to the same period in 2014. This increase was mainly due to income from securities brokerage sales and income from merchant processing fees.  Income from fiduciary activities increased 2.62% to $980 thousand, primarily due to additional income collected for the administration of personal trust accounts.

Other noninterest income also increased, by 36.92% to $89 thousand, primarily due to increased income from Old Point Mortgage and foreclosed properties.  Income from Old Point Mortgage increased due to changes in staffing, which improved profitability in the first quarter of 2015 as compared to the first quarter of 2014. Foreclosed property income was increased by foreclosures in the fourth quarter of 2014 on properties occupied by rent-paying tenants.

Noninterest Expense
Noninterest expense increased only $24 thousand, or 0.29%, when comparing the three months ended March 31, 2015 to the same period in 2014. While most categories of non-interest expense decreased, salaries and employee benefits and occupancy and equipment expenses, which are the two largest categories of noninterest expense, increased when comparing the three months ended March 31, 2015 to the same period in 2014.  Salaries and employee benefits increased $196 thousand, or 4.04%, due to three main factors: changes in staffing levels, with several vacant positions filled in the second and third quarters of 2014; changes in actuarial estimates, which increased the Company's pension expense; and accrued expense for year-end bonuses based on anticipated improved profitability in 2015 compared to 2014.

Occupancy and equipment expenses increased $213 thousand, or 19.12%, for the three months ended March 31, 2015, when compared to the same period in 2014.  In the second quarter of 2014, the Company finished its expansion of a branch office into its new corporate headquarters, and the building was recorded on the Company's balance sheet with a book value of $14.1 million.  The completion of this building increased depreciation, utilities and real estate taxes.

ATM and check losses increased $22 thousand, or 19.13%, for the three months ended March 31, 2015, when compared to the same period in 2014, primarily as a result of fraud losses.

The remaining categories of noninterest expense decreased for the three months ended March 31, 2015 compared to the same period in 2014.  The largest dollar decreases in noninterest expense between the first three months of 2015 and the first three months of 2014 were in data processing and other noninterest expenses.  Data processing expense decreased $65 thousand, or 15.37%, primarily as a result of the renegotiation of a contract affecting the Company's debit card expense.  Loan expenses, which are included in other noninterest expenses, were reduced by the resolution of several problem loans in the third and fourth quarters of 2014; reduced loan expenses contributed to the decrease in other operating expenses of $77 thousand, or 19.74%, for the three months ended March 31, 2015 compared to the same period in 2014.

Balance Sheet Review
Assets as of March 31, 2015 were $887.7 million, an increase of $11.4 million or 1.30% when compared to assets as of December 31, 2014.  Loan demand continued to grow in the first quarter of 2015, with net loans increasing $18.9 million or 3.57% between December 31, 2014 and March 31, 2015. With the exception of commercial real estate loans, all sub-segments of the Company's loan portfolio increased during the first three months of 2015, with the largest growth in the construction, consumer, and other sub-segments.  The other sub-segment is somewhat volatile, as it includes warehouse lines of credit to mortgage companies, which fluctuate as demand for mortgage products changes. The construction loans sub-segment increased due to continued improvements in the economy, which led to increases in construction in the Company's market area. The increase in the consumer sub-segment was the result of continued purchases by the Company of certain consumer installment loans, with this product increasing $5.1 million during the quarter.  The Company maintains a dedicated reserve account for this portfolio of purchased loans. Any loan losses in this portfolio would be covered first by the reserve account, and then by the allowance for loan losses only if the funds available in the reserve account are not sufficient.

Loan growth was funded by both the asset and liability sides of the balance sheet.  On the asset side, loan growth was funded by reductions in the securities portfolio and cash and cash equivalents between December 31, 2014 and March 31, 2015. As loans generally bear higher rates of interest than investment securities, and significantly higher rates than cash and due from banks, the shift in the mix of earning assets should provide additional increases to the net interest margin in subsequent quarters.

Loan growth was funded on the liability side by increases in deposits, with total deposits increasing $11.7 million between December 31, 2014 and March 31, 2015. In the first quarter of 2015, low-cost deposits grew $9.0 million, while time deposits grew $2.6 million. Rates on certain time products were set at or above current average rates in the Company's market in order to manage interest rate risk.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of March 31, 2015.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of March 31, 2015
(dollars in thousands)

	Amount	Percent
Subprime	$20,938	14.62%
Non-subprime	122,303	85.38%
	$143,241	100.00%

Total loans	$555,235

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.77%

In addition to the subprime loans secured by real estate discussed above, as of March 31, 2015, the Company had an additional $1.2 million in subprime consumer loans that were either not government guaranteed, were unsecured or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of March 31, 2015 were $22.1 million, amounting to 3.99% of the Company's total loans at March 31, 2015.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first three months of 2015 were $876.3 million compared to $869.8 million for the first three months of 2014, an increase of $6.5 million or 0.75%. Comparing the first three months of 2014 to the first three months of 2015, lower yielding balances held in investment securities and cash and cash equivalents moved to higher yielding loans. Average loans increased $40.6 million and average investment securities decreased by $48.7 million when comparing the first three months of 2014 to the same period in 2015.

Capital Resources
Total stockholders' equity as of March 31, 2015 was $89.5 million, an increase of $1.0 million or 1.18% from $88.5 million at December 31, 2014.  New capital requirements known as the Basel III Final Rules were effective January 1, 2015.

For purposes of the Basel III Final Rules (i) common equity Tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists principally of qualifying subordinated debt and preferred stock, and limited amounts of the allowance for loan losses. Total Capital is Tier 1 plus Tier 2 capital.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also implement a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The Basel III Final Rules are discussed in detail in the Company's 2014 annual report on Form 10-K.

The following is a summary of the Company's capital ratios at March 31, 2015. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2015
	Regulatory	March 31, 2015
	Minimums
Common Equity Tier 1 Capital	4.50%	13.67%
Tier 1 Capital	6.00%	13.67%
Tier 1 Leverage	4.00%	10.88%
Total Capital	8.00%	14.74%

Book value per share was $18.06 at March 31, 2015 as compared to $16.76 at March 31, 2014. Cash dividends were $396 thousand or $0.08 per share in the first three months of 2015 and $297 thousand or $0.06 per share in the first three months of 2014.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of March 31, 2015, the Bank's unpledged, available-for-sale securities totaled $90.4 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the first quarter of 2015, the Company had $234.8 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the first quarter of 2015, the Company had $50.0 million available in federal funds lines to handle any short-term borrowing needs.

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

As of March 31, 2015, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2014 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2015, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2014 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of March 31, 2015. It should be noted, however, that non-maturing deposit liabilities, which consist of money market, savings and interest-bearing and noninterest-bearing checking accounts, are less interest sensitive than other market driven deposits. At March 31, 2015, non-maturing deposit liabilities totaled $502.4 million or 68.98% of total deposit liabilities.

In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historical data. Using the decay rate, the model reveals that the Company is asset sensitive at the one-year time frame as of March 31, 2015.

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

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at March 31, 2015. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate 0.42% annual decrease in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate 0.69% annual increase in net interest income and that a 100 basis point ramped rise in rates would cause an approximate 1.04% increase in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2014 annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended March 31, 2015, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended March 31, 2015, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated March 8, 2011 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 10, 2011)

10.7	Summary of Old Point Financial Corporation Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 8-K filed March 12, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2015), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 12, 2015	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 12, 2015	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)