Form 10-Q
period 2015-06-30
OLD POINT FINANCIAL CORP
filed 2015-08-10
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of July 31, 2015

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	1

	Consolidated Balance Sheets June 30, 2015 (unaudited) and December 31, 2014	1

	Consolidated Statements of Income Three months ended June 30, 2015 and 2014 (unaudited) Six months ended June 30, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Comprehensive Income Three months ended June 30, 2015 and 2014 (unaudited) Six months ended June 30, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity Six months ended June 30, 2015 and 2014 (unaudited)	4

	Consolidated Statements of Cash Flows Six months ended June 30, 2015 and 2014 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

	Signatures	44
i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(dollars in thousands except per share data)
	(unaudited)
Assets

Cash and due from banks	$19,684	$31,081
Interest-bearing due from banks	339	833
Federal funds sold	1,033	1,391
Cash and cash equivalents	21,056	33,305
Securities available-for-sale, at fair value	132,176	139,346
Securities held-to-maturity (fair value of $88,717 and $94,406)	85,635	90,089
Restricted securities	2,866	2,293
Loans, net of allowance for loan losses of $7,397 and $7,075	564,142	528,919
Premises and equipment, net	41,865	42,075
Bank-owned life insurance	23,968	23,525
Other real estate owned, net of valuation allowance of $1,870 and $2,908	4,961	5,106
Other assets	16,833	11,622
Total assets	$893,502	$876,280

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$184,965	$186,280
Savings deposits	317,053	307,078
Time deposits	221,642	223,296
Total deposits	723,660	716,654
Overnight repurchase agreements	27,468	37,404
Term repurchase agreements	412	412
Federal Home Loan Bank advances	45,000	30,000
Accrued expenses and other liabilities	7,374	3,313
Total liabilities	803,914	787,783

Commitments and contingencies

Stockholders' equity:
Common stock, $5/share par value, 10,000,000 shares authorized; 4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	54,894	53,203
Accumulated other comprehensive loss, net	(6,493)	(5,893)
Total stockholders' equity	89,588	88,497
Total liabilities and stockholders' equity	$893,502	$876,280

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$6,485	$6,122	$12,840	$12,115
Interest on due from banks	3	0	10	3
Interest on federal funds sold	1	0	1	5
Interest on securities:
Taxable	615	962	1,301	1,967
Tax-exempt	415	426	838	855
Dividends and interest on all other securities	31	26	64	57
Total interest and dividend income	7,550	7,536	15,054	15,002

Interest Expense:
Interest on savings deposits	57	52	109	123
Interest on time deposits	544	595	1,072	1,244
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	8	8	16	17
Interest on Federal Home Loan Bank advances	309	307	614	609
Total interest expense	918	962	1,811	1,993
Net interest income	6,632	6,574	13,243	13,009
Provision for loan losses	25	100	300	350
Net interest income, after provision for loan losses	6,607	6,474	12,943	12,659

Noninterest Income:
Income from fiduciary activities	914	793	1,894	1,748
Service charges on deposit accounts	994	1,056	1,976	2,030
Other service charges, commissions and fees	1,058	1,041	2,063	1,993
Income from bank-owned life insurance	222	217	443	433
Income from Old Point Mortgage	125	6	158	31
Loss on sale of available-for-sale securities, net	0	(7)	0	(7)
Other operating income	46	47	102	87
Total noninterest income	3,359	3,153	6,636	6,315

Noninterest Expense:
Salaries and employee benefits	5,057	4,981	10,106	9,834
Occupancy and equipment	1,304	1,205	2,631	2,319
Data processing	407	433	765	856
FDIC insurance	153	183	300	367
Customer development	161	207	315	399
Legal and audit expenses	160	153	274	277
Other outside service fees	195	152	309	271
Employee professional development	162	220	293	388
Marketing and advertising	83	127	169	251
Postage and courier	97	113	183	234
Loan expenses	58	118	83	216
Stationery and supplies	93	118	181	237
Capital stock tax	111	127	225	261
ATM and check losses	142	79	279	194
Loss (gain) on write-down/sale of other real estate owned	3	(26)	72	57
Other operating expenses	308	277	596	569
Total noninterest expense	8,494	8,467	16,781	16,730
Income before income taxes	1,472	1,160	2,798	2,244
Income tax expense	193	59	314	166
Net income	$1,279	$1,101	$2,484	$2,078

Basic earnings per share
Weighted average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.26	$0.22	$0.50	$0.42

Diluted earnings per share
Weighted average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.26	$0.22	$0.50	$0.42

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited, dollars in thousands)
Net income	$1,279	$1,101	$2,484	$2,078
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on available-for-sale securities	(1,002)	1,932	(911)	3,484
Amortization of unrealized losses on securities transferred to held-to-maturity	170	133	311	259
Other comprehensive income (loss)	(832)	2,065	(600)	3,743
Comprehensive income	$447	$3,166	$1,884	$5,821

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

(unaudited, dollars in thousands except per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
SIX MONTHS ENDED JUNE 30, 2015

Balance at beginning of period	4,959,009	$24,795	$16,392	$53,203	$(5,893)	$88,497
Net income	0	0	0	2,484	0	2,484
Other comprehensive loss, net of tax	0	0	0	0	(600)	(600)
Cash dividends ($0.16 per share)	0	0	0	(793)	0	(793)

Balance at end of period	4,959,009	$24,795	$16,392	$54,894	$(6,493)	$89,588

SIX MONTHS ENDED JUNE 30, 2014

Balance at beginning of period	4,959,009	$24,795	$16,392	$50,376	$(10,802)	$80,761
Net income	0	0	0	2,078	0	2,078
Other comprehensive income, net of tax	0	0	0	0	3,743	3,743
Cash dividends ($0.12 per share)	0	0	0	(595)	0	(595)

Balance at end of period	4,959,009	$24,795	$16,392	$51,859	$(7,059)	$85,987

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Six Months Ended June 30,	2015	2014
	(unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,484	$2,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,257	1,030
Provision for loan losses	300	350
Net loss on sale of available-for-sale securities	0	7
Net amortization of securities	1,111	1,125
Net loss on disposal of premises and equipment	1	0
Net loss on write-down/sale of other real estate owned	72	57
Income from bank owned life insurance	(443)	(433)
Deferred tax expense	138	130
Increase in other assets	(5,034)	(675)
Increase in other liabilities	4,061	761
Net cash provided by operating activities	3,947	4,430

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(42,381)	(2,275)
Proceeds from redemption (cash used in purchases) of restricted securities	(573)	85
Proceeds from maturities and calls of available-for-sale securities	40,690	170
Proceeds from maturities and calls of held-to-maturity securities	300	0
Proceeds from sales of available-for-sale securities	2,055	13,702
Paydowns on available-for-sale securities	4,918	4,796
Paydowns on held-to-maturity securities	4,021	2,701
Purchases of government-guaranteed student loans	(14,315)	0
Net increase in all other loans	(21,662)	(20,060)
Proceeds from sales of other real estate owned	522	711
Purchases of premises and equipment	(1,048)	(3,083)
Net cash used in investing activities	(27,473)	(3,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(1,315)	2,764
Increase in savings deposits	9,975	6,396
Decrease in time deposits	(1,654)	(18,037)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(9,936)	(5,497)
Increase in Federal Home Loan Bank advances	20,000	10,000
Repayment of Federal Home Loan Bank advances	(5,000)	(5,000)
Cash dividends paid on common stock	(793)	(595)
Net cash provided by (used in) financing activities	11,277	(9,969)

Net decrease in cash and cash equivalents	(12,249)	(8,792)
Cash and cash equivalents at beginning of period	33,305	31,325
Cash and cash equivalents at end of period	$21,056	$22,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,815	$2,054
Income tax	$200	$360

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(1,381)	$5,271
Loans transferred to other real estate owned	$454	$892
Book value of equity securities transferred from other assets to available-for-sale	$0	$100
Amortization of unrealized loss on securities transferred to held-to-maturity	$471	$392

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at June 30, 2015 and December 31, 2014, the statements of income and comprehensive income for the three and six months ended June 30, 2015 and 2014, and the statements of changes in stockholders' equity and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of June 30, 2015, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2015
Obligations of U.S. Government agencies	$100	$0	$(2)	$98
Obligations of state and political subdivisions	28,932	393	(20)	29,305
Mortgage-backed securities	56,603	2,711	0	59,314
Total	$85,635	$3,104	$(22)	$88,717

December 31, 2014
Obligations of U.S. Government agencies	$100	$0	$(3)	$97
Obligations of state and political subdivisions	29,529	449	(18)	29,960
Mortgage-backed securities	60,460	3,889	0	64,349
Total	$90,089	$4,338	$(21)	$94,406

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2015
U.S. Treasury securities	$20,000	$0	$0	$20,000
Obligations of U.S. Government agencies	4,486	2	(155)	4,333
Obligations of state and political subdivisions	48,843	390	(849)	48,384
Mortgage-backed securities	56,403	0	(868)	55,535
Money market investments	746	0	0	746
Corporate bonds	3,097	7	(6)	3,098
Other marketable equity securities	100	0	(20)	80
Total	$133,675	$399	$(1,898)	$132,176

December 31, 2014
U.S. Treasury securities	$20,000	$0	$0	$20,000
Obligations of U.S. Government agencies	4,768	2	(152)	4,618
Obligations of state and political subdivisions	49,783	698	(235)	50,246
Mortgage-backed securities	61,296	34	(442)	60,888
Money market investments	719	0	0	719
Corporate bonds	2,798	3	(11)	2,790
Other marketable equity securities	100	0	(15)	85
Total	$139,464	$737	$(855)	$139,346

There were no gains or losses recorded on the sale of available-for-sale securities in the three or six months ended June 30, 2015.  For the three and six months ended June 30, 2014, there were no gains, and gross losses were $7 thousand.

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

The Company has not recorded impairment charges through income on securities for the three or six months ended June 30, 2015 or the year ended December 31, 2014.

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

	June 30, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$0	$0	$155	$4,031	$155	$4,031	1
Obligations of state and political subdivisions	568	20,987	281	3,850	849	24,837	45
Mortgage-backed securities	868	55,535	0	0	868	55,535	8
Corporate bonds	4	1,395	2	298	6	1,693	13
Other marketable equity securities	0	0	20	80	20	80	1
Total securities available-for-sale	$1,440	$77,917	$458	$8,259	$1,898	$86,176	68

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$2	$98	$2	$98	1
Obligations of state and political subdivisions	15	2,684	5	535	20	3,219	6
Total securities held-to-maturity	$15	$2,684	$7	$633	$22	$3,317	7

Total securities	$1,455	$80,601	$465	$8,892	$1,920	$89,493	75

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
U.S. Treasury securities	$0	$20,000	$0	$0	$0	$20,000	1
Obligations of U.S. Government agencies	0	0	152	4,316	152	4,316	1
Obligations of state and political subdivisions	2	604	233	11,951	235	12,555	24
Mortgage-backed securities	62	16,589	380	32,104	442	48,693	6
Corporate bonds	3	1,096	8	792	11	1,888	14
Other marketable equity securities	15	85	0	0	15	85	1
Total securities available-for-sale	$82	$38,374	$773	$49,163	$855	$87,537	47

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$3	$97	$3	$97	1
Obligations of state and political subdivisions	2	1,261	16	1,203	18	2,464	6
Total securities held-to-maturity	$2	$1,261	$19	$1,300	$21	$2,561	7

Total securities	$84	$39,635	$792	$50,463	$876	$90,098	54

Certain investments within the Company's portfolio had unrealized losses at June 30, 2015 and December 31, 2014, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2015 or December 31, 2014.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$95,940	$91,318
Commercial	279,108	287,531
Construction	15,594	9,082
Second mortgages	14,910	13,403
Equity lines of credit	46,909	43,662
Total mortgage loans on real estate	452,461	444,996
Commercial loans	39,999	37,698
Consumer loans	53,141	30,493
Other	25,938	22,807
Total loans	571,539	535,994
Less: Allowance for loan losses	(7,397)	(7,075)
Loans, net of allowance and deferred fees (1)	$564,142	$528,919

(1) Deferred loan fees totaled $412 thousand and $473 thousand at June 30, 2015 and December 31, 2014, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $575 thousand and $541 thousand at June 30, 2015 and December 31, 2014, respectively.

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

The Company's internally assigned risk grades are as follows:
·	Pass: Loans are of acceptable risk.
·	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.
·	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.
·	Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.
·	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of June 30, 2015
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$94,425	$0	$1,515	$95,940
Commercial	263,804	10,426	4,878	279,108
Construction	14,356	0	1,238	15,594
Second mortgages	14,562	0	348	14,910
Equity lines of credit	46,636	0	273	46,909
Total mortgage loans on real estate	433,783	10,426	8,252	452,461
Commercial loans	36,958	0	3,041	39,999
Consumer loans	53,111	0	30	53,141
Other	25,938	0	0	25,938
Total	$549,790	$10,426	$11,323	$571,539

Credit Quality Information As of December 31, 2014
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$89,480	$0	$1,838	$91,318
Commercial	272,654	10,602	4,275	287,531
Construction	8,026	0	1,056	9,082
Second mortgages	13,306	0	97	13,403
Equity lines of credit	42,976	0	686	43,662
Total mortgage loans on real estate	426,442	10,602	7,952	444,996
Commercial loans	36,007	1,669	22	37,698
Consumer loans	30,463	0	30	30,493
Other	22,807	0	0	22,807
Total	$515,719	$12,271	$8,004	$535,994

As of June 30, 2015 and December 31, 2014, the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of June 30, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$342	$97	$439	$878	$95,062	$95,940	$221
Commercial	795	231	194	1,220	277,888	279,108	0
Construction	0	0	477	477	15,117	15,594	0
Second mortgages	58	0	247	305	14,605	14,910	0
Equity lines of credit	50	0	39	89	46,820	46,909	39
Total mortgage loans on real estate	1,245	328	1,396	2,969	449,492	452,461	260
Commercial loans	168	0	0	168	39,831	39,999	0
Consumer loans	979	606	2,854	4,439	48,702	53,141	2,853
Other	53	2	3	58	25,880	25,938	3
Total	$2,445	$936	$4,253	$7,634	$563,905	$571,539	$3,116
(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal amounts that are 97 - 98% guaranteed by the federal government.  The past due portion of these guaranteed loans totaled $4.4 million at June 30, 2015.

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

Although the portion of the student loan portfolio that is 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis due to the government guarantee (which includes both principal and interest) and the small size of the individual loans.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	June 30, 2015	December 31, 2014
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$315	$924
Commercial	2,536	4,086
Construction	478	499
Second mortgages	247	61
Total	$3,576	$5,570

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Interest income that would have been recorded under original loan terms	$110	$369
Actual interest income recorded for the period	97	170
Reduction in interest income on nonaccrual loans	$13	$199

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

The following table presents TDRs during the period indicated, by class of loan.  There were no troubled debts restructured in the three or six months ended June 30, 2015 or the three months ended June 30, 2014.

Troubled Debt Restructurings by Class For the Six Months Ended June 30, 2014
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2014
Mortgage loans on real estate:
Residential 1-4 family	1	$$276	$$276	$$272
Construction	1	103	103	103
Second mortgages	1	89	89	88
Total	3	$$468	$$468	$$463

All loans restructured in the first six months of 2014 were given below-market rates for debt with similar risk characteristics.  At June 30, 2015 and December 31, 2014, the Company had no outstanding commitments to disburse additional funds on any TDR. Also at June 30, 2015 and December 31, 2014, the Company had $216 thousand and $446 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure.

The following table presents TDRs for the periods indicated for which there was a payment default where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.  In the first and second quarters of 2015 and the second quarter of 2014, there were no defaulting TDRs where the default occurred within twelve months of restructuring.

Restructurings that Subsequently Defaulted
For the Six Months Ended June 30, 2014
(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$94

The TDR in the table above is factored into the determination of the allowance for loan losses as of the period indicated. This loan is included in the impaired loan analysis, as discussed below.

IMPAIRED LOANS
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified in a TDR. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole or remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, when foreclosure is probable, instead of the discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

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

Impaired Loans by Class (in thousands)
	As of June 30, 2015				For the six months ended June 30, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,926	$1,438	$456	$111	$2,053	$45
Commercial	11,201	6,040	3,464	139	9,616	230
Construction	578	477	100	57	593	3
Second mortgages	600	377	194	6	603	9
Total mortgage loans on real estate	$14,305	$8,332	$4,214	$313	$12,865	$287
Commercial loans	1,503	1,175	329	11	1,626	46
Consumer loans	13	13	0	0	13	1
Total	$15,821	$9,520	$4,543	$324	$14,504	$334

Impaired Loans by Class (in thousands)
	As of December 31, 2014				For the Year Ended December 31, 2014
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,898	$2,083	$646	$91	$4,099	$126
Commercial	11,766	4,729	5,322	163	10,669	449
Construction	1,157	623	534	270	2,431	55
Second mortgages	506	195	282	178	470	25
Total mortgage loans on real estate	$16,327	$7,630	$6,784	$702	$17,669	$655
Commercial loans	0	0	0	0	37	0
Consumer loans	14	14	0	0	26	1
Total	$16,341	$7,644	$6,784	$702	$17,732	$656

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

Each segment of the portfolio is pooled by risk grade or by days past due. Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2014 and June 30, 2015, management used twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.4 million adequate to cover loan losses inherent in the loan portfolio at June 30, 2015.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Six Months Ended June 30, 2015	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$595	$703	$5,347	$219	$211	$7,075
Charge-offs	(35)	0	(14)	(49)	(85)	(183)
Recoveries	27	1	127	23	27	205
Provision for loan losses	157	11	(158)	187	103	300
Ending balance	$744	$715	$5,302	$380	$256	$7,397
Ending balance individually evaluated for impairment	$11	$57	$256	$0	$0	$324
Ending balance collectively evaluated for impairment	733	658	5,046	380	256	7,073
Ending balance	$744	$715	$5,302	$380	$256	$7,397
Loan Balances:
Ending balance individually evaluated for impairment	$1,504	$577	$11,969	$13	$0	$14,063
Ending balance collectively evaluated for impairment	38,495	15,017	424,898	53,128	25,938	557,476
Ending balance	$39,999	$15,594	$436,867	$53,141	$25,938	$571,539

For the Year Ended December 31, 2014	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$350	$662	$5,357	$294	$168	$6,831
Charge-offs	(286)	(51)	(563)	(163)	(175)	(1,238)
Recoveries	55	173	524	64	66	882
Provision for loan losses	476	(81)	29	24	152	600
Ending balance	$595	$703	$5,347	$219	$211	$7,075
Ending balance individually evaluated for impairment	$0	$270	$432	$0	$0	$702
Ending balance collectively evaluated for impairment	595	433	4,915	219	211	6,373
Ending balance	$595	$703	$5,347	$219	$211	$7,075
Loan Balances:
Ending balance individually evaluated for impairment	$0	$1,157	$13,257	$14	$0	$14,428
Ending balance collectively evaluated for impairment	37,698	7,925	422,657	30,479	22,807	521,566
Ending balance	$37,698	$9,082	$435,914	$30,493	$22,807	$535,994

Note 4. Low-Income Housing Tax Credits
The Company was invested in 4 separate housing equity funds at June 30, 2015 and 3 separate funds at December 31, 2014. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $4.3 million and $722 thousand at June 30, 2015 and December 31, 2014, respectively. The expected terms of these investments and the related tax benefits run through 2032. During the six months ended June 30, 2015 and 2014, the Company recognized tax credits and other tax benefits related to these investments of $221 thousand and $208 thousand, respectively. Total projected tax credits to be received for 2015 are $314 thousand, which is based on the most recent quarterly estimates received from the funds.  Additional capital calls expected for the funds totaled $3.7 million and $2.7 million at June 30, 2015 and December 31, 2014, respectively, and are recorded in accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2015.

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

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first six months of 2015.

On March 9, 2008, the Company's 1998 Stock Option Plan expired. Options to purchase 76,210 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at June 30, 2015. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the six months ended June 30, 2015 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2015	81,210	$20.05
Granted	0	0
Exercised	0	0
Canceled or expired	(5,000)	20.05
Options outstanding, June 30, 2015	76,210	$20.05	2.30	$0
Options exercisable, June 30, 2015	76,210	$20.05	2.30	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount changes based on changes in the market value of the Company's common stock. As of June 30, 2015, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company's common stock.

No options were exercised during the six months ended June 30, 2015.

As of June 30, 2015, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended June 30,	2015	2014
	(in thousands)
Interest cost	$65	$69
Expected return on plan assets	(90)	(91)
Amortization of net loss	98	55
Net periodic pension plan cost	$73	$33

Six months ended June 30,	2015	2014
	(in thousands)
Interest cost	$131	$137
Expected return on plan assets	(179)	(182)
Amortization of net loss	197	110
Net periodic pension plan cost	$149	$65

At June 30, 2015, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2015.

Note 7. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on Consolidated Statements of Income
	2015	2014	2015	2014
	(in thousands)
Available-for-sale securities
Realized losses on sales of securities	$0	$(7)	$0	$(7)	Loss on sale of available-for-sale securities, net
Tax benefit	0	(2)	0	(2)	Income tax expense
	$0	$(5)	$0	$(5)	Net of tax

Securities transferred to held-to-maturity
Amortization of unrealized loss	$($257)	$($201)	$($471)	$($392)	Interest on securities (taxable)
Tax benefit	(87)	(68)	(160)	(133)	Income tax expense
	$($170)	$($133)	$($311)	$($259)	Net of tax

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)
Six Months Ended June 30, 2015

Balance at beginning of period	$(78)	$(3,386)	$(2,429)	$(5,893)
Net change for the period	(911)	311	0	(600)
Balance at end of period	$(989)	$(3,075)	$(2,429)	$(6,493)

Six Months Ended June 30, 2014

Balance at beginning of period	$(5,317)	$(3,937)	$(1,548)	$(10,802)
Net change for the period	3,484	259	0	3,743
Balance at end of period	$(1,833)	$(3,678)	$(1,548)	$(7,059)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Six Months Ended June 30, 2015
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized losses on available-for-sale securities	$(1,381)	$(470)	$(911)

Amortization of unrealized loss on securities transferred to held-to-maturity	471	160	311

Total change in accumulated other comprehensive loss	$(910)	$(310)	$(600)

	Six Months Ended June 30, 2014
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities
Unrealized holding gains arising during the period	$5,271	$1,792	$3,479
Less reclassification adjustment for losses recognized in income	(7)	(2)	(5)
Net unrealized gains on securities	5,278	1,794	3,484

Market adjustment on securities transferred to held-to-maturity
Amortization	392	133	259

Total change in accumulated other comprehensive loss	$5,670	$1,927	$3,743

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.  The Company did not include an average of 77 thousand and 151 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first six months of 2015 and 2014, respectively, because they were antidilutive.  Antidilutive shares were 76 and 150 for the second quarters of 2015 and 2014, respectively.

Note 8. Recent Accounting Pronouncements
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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis."  The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB ASC and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

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

In May 2015, the FASB issued ASU No. 2015-08, "Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115."  The amendments in ASU 2015-08 amend various Securities and Exchange Commission paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2015 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$20,000	$0	$20,000	$0
Obligations of U.S. Government agencies	4,333	0	4,333	0
Obligations of state and political subdivisions	48,384	0	48,384	0
Mortgage-backed securities	55,535	0	55,535	0
Money market investments	746	0	746	0
Corporate bonds	3,098	0	3,098	0
Other marketable equity securities	80	0	80	0
Total available-for-sale securities	$132,176	$0	$132,176	$0

		Fair Value Measurements at December 31, 2014 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$20,000	$0	$20,000	$$0
Obligations of U.S. Government agencies	4,618	0	4,618	0
Obligations of state and political subdivisions	50,246	0	50,246	0
Mortgage-backed securities	60,888	0	60,888	0
Money market investments	719	0	719	0
Corporate bonds	2,790	0	2,790	0
Other marketable equity securities	85	0	85	0
Total available-for-sale securities	$139,346	$0	$139,346	$$0

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

		Carrying Value at June 30, 2015 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$189	$0	$0	$189
Commercial	176	0	0	176
Construction	43	0	0	43
Second mortgages	40	0	0	40
Total	$448	$0	$0	$448

Other real estate owned
Residential 1-4 family	$1,332	$0	$0	$1,332
Commercial	1,154	0	0	1,154
Construction	1,590	0	0	1,590
Total	$4,076	$0	$0	$4,076

		Carrying Value at December 31, 2014 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$399	$0	$0	$399
Commercial	1,973	0	0	1,973
Construction	264	0	0	264
Second mortgages	104	0	0	104
Total	$2,740	$0	$0	$2,740

Other real estate owned
Residential 1-4 family	$884	$0	$0	$884
Commercial	1,198	0	0	1,198
Construction	2,139	0	0	2,139
Total	$4,221	$0	$0	$4,221

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at June 30, 2015 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$189	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$176	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$43	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Second mortgages	$40	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	$1,332	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 10.00% (6.75%)
Commercial	$1,154	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$1,590	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (2.96%)

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2014 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$399	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,973	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$264	Market comparables	Selling costs	0.00% - 7.25% (1.18%)
			Liquidation discount	4.00% - 28.71% (24.70%)
Second mortgages	$104	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	$884	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 10.00% (8.09%)
Commercial	$1,198	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 10.00% (5.91%)
Construction	$2,139	Market comparables	Selling costs	7.25% - 11.25% (7.38%)
			Liquidation discount	0.00% - 10.00% (2.68%)

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2015 and December 31, 2014, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$21,056	$21,056	$0	$0
Securities available-for-sale	132,176	0	132,176	0
Securities held-to-maturity	85,635	0	88,717	0
Restricted securities	2,866	0	2,866	0
Loans, net of allowances for loan losses	564,142	0	0	563,948
Bank owned life insurance	23,968	0	23,968	0
Accrued interest receivable	3,226	0	3,226	0

Liabilities
Deposits	$723,660	$0	$724,363	$0
Overnight repurchase agreements	27,468	0	27,468	0
Term repurchase agreements	412	0	411	0
Federal Home Loan Bank advances	45,000	0	46,064	0
Accrued interest payable	251	0	251	0

		Fair Value Measurements at December 31, 2014 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$33,305	$33,305	$0	$0
Securities available-for-sale	139,346	0	139,346	0
Securities held-to-maturity	90,089	0	94,406	0
Restricted securities	2,293	0	2,293	0
Loans, net of allowances for loan losses	528,919	0	0	527,138
Bank owned life insurance	23,525	0	23,525	0
Accrued interest receivable	2,695	0	2,695	0

Liabilities
Deposits	$716,654	$0	$717,260	$0
Overnight repurchase agreements	37,404	0	37,404	0
Term repurchase agreements	412	0	410	0
Federal Home Loan Bank advances	30,000	0	31,536	0
Accrued interest payable	255	0	255	0

Note 10. Segment Reporting
The Company operates in a decentralized fashion in three principal business segments: The Old Point National Bank of Phoebus (the Bank), Old Point Trust & Financial Services, N. A. (Trust), and the Company as a separate segment (for purposes of this Note, the Parent). Revenues from the Bank's operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust's operating revenues consist principally of income from fiduciary activities. The Parent's revenues are mainly fees and dividends received from the Bank and Trust companies. The Company has no other segments.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 follows:

	Three Months Ended June 30, 2015
	(in thousands)
	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,537	$13	$1,375	$(1,375)	$7,550
Income from fiduciary activities	0	914	0	0	914
Other income	2,211	250	50	(66)	2,445
Total operating income	9,748	1,177	1,425	(1,441)	10,909

Expenses
Interest expense	918	0	0	0	918
Provision for loan losses	25	0	0	0	25
Salaries and employee benefits	4,275	671	111	0	5,057
Other expenses	3,163	256	84	(66)	3,437
Total operating expenses	8,381	927	195	(66)	9,437

Income before taxes	1,367	250	1,230	(1,375)	1,472

Income tax expense (benefit)	157	85	(49)	0	193

Net income	$1,210	$165	$1,279	$(1,375)	$1,279

Capital expenditures	$73	$2	$0	$0	$75

Total assets	$888,344	$5,815	$89,599	$(90,256)	$893,502

	Three Months Ended June 30, 2014
	(in thousands)
	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,523	$13	$1,100	$(1,100)	$7,536
Income from fiduciary activities	0	793	0	0	793
Other income	2,126	250	50	(66)	2,360
Total operating income	9,649	1,056	1,150	(1,166)	10,689

Expenses
Interest expense	962	0	0	0	962
Provision for loan losses	100	0	0	0	100
Salaries and employee benefits	4,192	680	109	0	4,981
Other expenses	3,347	265	(60)	(66)	3,486
Total operating expenses	8,601	945	49	(66)	9,529

Income before taxes	1,048	111	1,101	(1,100)	1,160

Income tax expense (benefit)	20	39	0	0	59

Net income	$1,028	$72	$1,101	$(1,100)	$1,101

Capital expenditures	$860	$11	$0	$0	$871

Total assets	$855,989	$5,740	$85,989	$(86,817)	$860,901

	Six Months Ended June 30, 2015
	(in thousands)
	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$15,028	$26	$2,643	$(2,643)	$15,054
Income from fiduciary activities	0	1,894	0	0	1,894
Other income	4,262	511	100	(131)	4,742
Total operating income	19,290	2,431	2,743	(2,774)	21,690

Expenses
Interest expense	1,811	0	0	0	1,811
Provision for loan losses	300	0	0	0	300
Salaries and employee benefits	8,583	1,298	225	0	10,106
Other expenses	6,198	492	116	(131)	6,675
Total operating expenses	16,892	1,790	341	(131)	18,892

Income before taxes	2,398	641	2,402	(2,643)	2,798

Income tax expense (benefit)	178	218	(82)	0	314

Net income	$2,220	$423	$2,484	$(2,643)	$2,484

Capital expenditures	$1,028	$20	$0	$0	$1,048

Total assets	$888,344	$5,815	$89,599	$(90,256)	$893,502

	Six Months Ended June 30, 2014
	(in thousands)
	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$14,977	$25	$2,152	$(2,152)	$15,002
Income from fiduciary activities	0	1,748	0	0	1,748
Other income	4,112	486	100	(131)	4,567
Total operating income	19,089	2,259	2,252	(2,283)	21,317

Expenses
Interest expense	1,993	0	0	0	1,993
Provision for loan losses	350	0	0	0	350
Salaries and employee benefits	8,290	1,325	219	0	9,834
Other expenses	6,512	522	(7)	(131)	6,896
Total operating expenses	17,145	1,847	212	(131)	19,073

Income before taxes	1,944	412	2,040	(2,152)	2,244

Income tax expense (benefit)	63	141	(38)	0	166

Net income	$1,881	$271	$2,078	$(2,152)	$2,078

Capital expenditures	$3,069	$14	$0	$0	$3,083

Total assets	$855,989	$5,740	$85,989	$(86,817)	$860,901

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding: profitability, including the focus on reducing time deposits; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the allowance and provision for loan losses; the effect of a sustained increase in nonperforming assets; the securities portfolio; the effect of increases in past due loans in the Company's purchased student loan portfolio; interest rate sensitivity; asset quality; levels of net loan charge-offs or recoveries and nonperforming assets; levels of interest expense; levels and components of noninterest income and noninterest expense; lease expense; income taxes and the expected receipt of tax credits; expected impact of efforts to restructure the balance sheet; expected yields on the loan and securities portfolios; expected rates on interest-bearing liabilities; market risk; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to: changes in interest rates and yields; general economic and general business conditions, including unemployment levels; uncertainty over future federal spending or the effects of federal budget cuts, particularly to the Department of Defense, on the Company's service area; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; the federal government's guarantee of repayment of student loans purchased by the Company; the ability of the Company to diversify its sources of noninterest income; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; the application of the Basel III capital standards to the Company and its subsidiaries; FDIC premiums and/or assessments; penalties paid if the Company were to prepay its FHLB advance; demand for loan and other banking products and financial services in the Company's service area; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management's modeling systems; technology; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

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

Critical Accounting Policies and Estimates
As of June 30, 2015, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2014 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses. The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2014 annual report on Form 10-K.

Earnings Summary
Net income for the first six months of 2015 was $2.5 million, or $0.50 per diluted share, compared to net income of $2.1 million, or $0.42 per diluted share, for the first six months of 2014. This 19.54% increase is primarily attributable to lower interest expense, in particular lower interest paid on time deposits, and higher noninterest income, in particular higher income from fiduciary activities and from Old Point Mortgage, LLC, partially offset by marginally higher noninterest expense. Increased interest income, mostly due to higher loan volume, and a reduced provision for loan losses also contributed to the improvement in net income.

In the second quarter of 2015, net income increased $178 thousand, or 16.17% when compared to the second quarter of 2014. The increase in quarterly net income was due to lower interest expense, a reduced provision for loan losses, and higher noninterest income. In the second quarter of 2015 compared to the second quarter of 2014, the decrease in interest expense was primarily due to lower interest paid on time deposits, and the increase in noninterest income was primarily due to higher income from fiduciary activities and from Old Point Mortgage, LLC.

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

During the first half of 2015, the Company continued to grow loans, funding this growth through a variety of methods: cash flows received from the securities portfolio; excess liquidity previously held in cash and due from banks; and targeted increases in certain deposit categories. This funding method helped the Company improve its net interest income and net interest margin, as loans typically bear higher yields than securities and significantly higher yields than cash and due from banks. In 2013, the Company began purchasing select portfolios of student loans and in 2014 began purchasing consumer installment loans, both of which complement management's strategic objectives.  An additional portfolio of student loans was purchased in the second quarter of 2015, while purchases of consumer installment loans have continued throughout the six months ended June 30, 2015. These purchased loan portfolios also typically bear higher yields than both securities and cash and due from banks, and the student loan portfolio carries variable interest rates expected to increase in a rising rate environment.

On the other side of the balance sheet, the Company has worked to reduce the cost of its time deposits and focus on deposit growth in noninterest-bearing and savings accounts, which also contributed positively to the net interest margin. These shifts in both assets and liabilities increased the net interest margin for the first half of 2015 to 3.55%, from 3.50% for the first half of 2014.

Net interest income, on a fully tax-equivalent basis, was $13.7 million for the six months ended June 30, 2015, compared to $13.5 million for the six months ended June 30, 2014. Tax-equivalent interest income increased $96 thousand between these two periods due to small increases in both average earning assets and their yield. Interest expense decreased, despite a small increase in average interest-bearing liabilities, due to a reduction of 7 basis points in the rate paid on these accounts.

For the second quarter of 2015, tax-equivalent net interest income was $6.9 million, an increase of $78 thousand from the second quarter of 2014, due to an increase in tax-equivalent interest income of $34 thousand and a decrease in interest expense of $44 thousand. As in the six months ended June 30, 2015, average earning assets and average interest-bearing liabilities both increased when comparing the second quarter of 2015 to the same period in 2014. The yield on earning assets did decrease by 7 basis points between the three months ended June 30, 2015 and 2014, but this decrease was more than offset by the increase in average balances. The rate on average interest-bearing liabilities decreased by 4 basis points, offsetting the increase in average balances to result in a net decrease in interest expense. The rates on average interest-bearing liabilities decreased primarily as a result of management's focus on allowing time deposits, which are currently the Company's most expensive deposit categories, to decrease through attrition.

The yield on average loans and cost of average interest-bearing liabilities both decreased due to persistent low rates set by the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through June 30, 2015. As higher-yielding assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding loans and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow, as a high percentage of the Company's interest-bearing liabilities have already re-priced. Management also believes that the average yield on loans will continue to decline due to increased competition for loans in the Company's markets, and as loans are renewed or refinanced at lower current market rates. However, management believes the decrease should also continue to slow in future quarters.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended June 30,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$568,137	$6,519	4.59%	$512,702	$6,130	4.78%
Investment securities:
Taxable	132,853	615	1.85%	174,635	962	2.20%
Tax-exempt*	71,824	628	3.50%	74,258	645	3.47%
Total investment securities	204,677	1,243	2.43%	248,893	1,607	2.58%
Interest-bearing due from banks	6,089	3	0.20%	1,119	0	0.00%
Federal funds sold	1,745	1	0.23%	1,296	0	0.00%
Other investments	2,598	31	4.77%	2,977	26	3.49%
Total earning assets	783,246	$7,797	3.98%	766,987	$7,763	4.05%
Allowance for loan losses	(7,511)			(6,935)
Other nonearning assets	114,296			106,553
Total assets	$890,031			$866,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,257	$1	0.04%	$12,270	$2	0.07%
Money market deposit accounts	231,377	47	0.08%	213,141	41	0.08%
Savings accounts	74,711	9	0.05%	71,788	9	0.05%
Time deposits, $100,000 or more	115,829	293	1.01%	108,862	274	1.01%
Other time deposits	108,383	251	0.93%	130,023	321	0.99%
Total time and savings deposits	541,557	601	0.44%	536,084	647	0.48%
Federal funds purchased, repurchase agreements and other borrowings	33,931	8	0.09%	31,036	8	0.10%
Federal Home Loan Bank advances	29,725	309	4.16%	28,956	307	4.24%
Total interest-bearing liabilities	605,213	918	0.61%	596,076	962	0.65%
Demand deposits	190,515			183,227
Other liabilities	4,251			2,437
Stockholders' equity	90,052			84,865
Total liabilities and stockholders' equity	$890,031			$866,605
Net interest margin		$6,879	3.51%		$6,801	3.55%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the six months ended June 30,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$555,032	$12,907	4.65%	$506,997	$12,130	4.79%
Investment securities:
Taxable	135,014	1,301	1.93%	176,078	1,967	2.23%
Tax-exempt*	72,311	1,270	3.51%	74,440	1,295	3.48%
Total investment securities	207,325	2,571	2.48%	250,518	3,262	2.60%
Interest-bearing due from banks	8,351	10	0.24%	2,859	3	0.21%
Federal funds sold	1,968	1	0.10%	5,283	5	0.19%
Other investments	2,600	64	4.92%	3,022	57	3.77%
Total earning assets	775,276	$15,553	4.01%	768,679	$15,457	4.02%
Allowance for loan losses	(7,356)			(6,966)
Other nonearning assets	115,307			106,501
Total assets	$883,227			$868,214

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,268	$2	0.04%	$12,053	$3	0.05%
Money market deposit accounts	226,951	89	0.08%	211,931	95	0.09%
Savings accounts	73,667	18	0.05%	69,760	25	0.07%
Time deposits, $100,000 or more	112,514	563	1.00%	110,802	595	1.07%
Other time deposits	112,002	509	0.91%	134,044	649	0.97%
Total time and savings deposits	536,402	1,181	0.44%	538,590	1,367	0.51%
Federal funds purchased, repurchase agreements and other borrowings	34,259	16	0.09%	33,806	17	0.10%
Federal Home Loan Bank advances	29,862	614	4.11%	26,989	609	4.51%
Total interest-bearing liabilities	600,523	1,811	0.60%	599,385	1,993	0.67%
Demand deposits	188,916			183,048
Other liabilities	4,033			2,297
Stockholders' equity	89,755			83,484
Total liabilities and stockholders' equity	$883,227			$868,214
Net interest margin		$13,742	3.55%		$13,464	3.50%

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

The provision for loan losses was $300 thousand in the first six months of 2015, compared to $350 thousand in 2014. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses. This reduced provision is due to low charge-offs in the current year and recoveries from loans charged off in prior years.

Net loans charged off as a percent of total loans on an annualized basis were negative 0.01% for the first six months of 2015, or a net recovery of $22 thousand as loan recoveries exceeded charge-offs during this period. This net recovery is compared to 0.08% in annualized net charge-offs, or $205 thousand, in the first six months of 2014. Management does not believe that the net recovery seen in the first half of 2015 will continue in subsequent quarters, and expects that charge-offs during the remainder of the year will be closer to long-term historical averages unless national and local economic conditions do not continue to improve. At the same time, management does not expect that net charge-offs in future periods will be as high as those experienced during the recession of 2008 and 2009 and its aftermath. In addition to the possible effects of a wide-spread recession, possible future reductions in military and defense spending could cause higher local unemployment, which would likely cause an increase in nonperforming assets as individuals struggle to make loan payments. Increased nonperforming assets could cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision and reductions in interest-accruing loans.

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

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	June 30,	December 31,	Increase
	2015	2014	(Decrease)
	(in thousands)
Nonaccrual loans
Real estate-construction	$478	$499	$(21)
Real estate-mortgage (1)	3,098	5,071	(1,973)
Total nonaccrual loans	$3,576	$5,570	$(1,994)

Loans past due 90 days or more and accruing interest
Commercial	$0	$10	$(10)
Real estate-mortgage (1)	260	107	153
Consumer loans (2)	2,853	1,019	1,834
Other	3	5	(2)
Total loans past due 90 days or more and accruing interest	$3,116	$1,141	$1,975

Restructured loans
Real estate-construction	$100	$102	$(2)
Real estate-mortgage (1)	11,075	12,203	(1,128)
Consumer loans	13	13	0
Total restructured loans	$11,188	$12,318	$(1,130)
Less nonaccrual restructured loans (included above)	3,519	4,240	(721)
Less restructured loans currently in compliance (3)	7,669	8,078	(409)
Net nonperforming, accruing restructured loans	$0	$0	$0

Other real estate owned
Construction, land development, and other land	$1,590	$2,138	$(548)
1-4 family residential properties	1,332	884	448
Nonfarm nonresidential properties	1,153	1,198	(45)
Former branch sites	886	886	0
Total other real estate owned	$4,961	$5,106	$(145)

Total nonperforming assets	$11,653	$11,817	$(164)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal amounts that are 97 - 98% guaranteed by the federal government. The past due portion of these guaranteed loans totaled $2.9 million at June 30, 2015 and $1.0 million at December 31, 2014.

(3) As of June 30, 2015 and December 31, 2014, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of June 30, 2015 were $11.7 million, $164 thousand lower than nonperforming assets as of December 31, 2014. Nonaccrual loans decreased $2.0 million when comparing the balances as of June 30, 2015 to December 31, 2014, due primarily to improvements in the condition of one borrower, which allowed the Company to return a large loan to accruing status. The majority of the balance of nonaccrual loans at June 30, 2015 was related to a single large loan: this loan represented 65.50% of the total nonaccrual loans at June 30, 2015.

Loans past due 90 days or more and accruing interest increased $2.0 million from December 31, 2014 to June 30, 2015. As of June 30, 2015, $2.9 million of the $3.1 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 97 - 98% guaranteed by the federal government. During the second quarter of 2015, the Company purchased an additional $14.0 million portfolio of student loans, some of which were already past due at the time of purchase. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal balance of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company. The increase in loans past due 90 days or more and accruing interest is mostly attributable to the purchase of the student loan portfolio in the second quarter of 2015, although one real estate mortgage loan was also past due 90 days or more at June 30, 2105, but was still accruing interest because the renewal of the loan was in process.  The loan was renewed on July 3, 2015.

Total restructured loans decreased by $1.1 million from December 31, 2014 to June 30, 2015 due to the payoff or foreclosure on four restructured loans. All accruing TDRs are performing in accordance with their modified terms. OREO decreased by $145 thousand during the first six months of 2015, as additional foreclosures on 1 – 4 family residential property were more than offset by the sale of other properties, including three commercial properties. The former branch sites included in OREO are also listed for sale.

The loans that make up the nonaccrual balance have been written down to their net realizable value. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, all nonaccrual loans at June 30, 2015 and December 31, 2014 were collateralized by real estate.

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

As of June 30, 2015, the allowance for loan losses was 63.48% of nonperforming assets and 110.53% of nonperforming loans, compared to 59.87% and 105.42% as of December 31, 2014. As detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the Company saw a slight increase in substandard loans, from 1.49% to 1.98% of total loans, when comparing December 31, 2014 to June 30, 2015, based on internally assigned risk grades. The allowance for loan losses was 1.29% and 1.32% of total loans on June 30, 2015 and December 31, 2014, respectively.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2015 and December 31, 2014, the impaired loan component of the allowance for loan losses amounted to $324 thousand and $702 thousand, respectively. The decrease in this component was due to a change in the valuation method of one loan during the first quarter of 2015. This loan was previously valued by the collateral method, but continued performance by the borrower allowed the Company to begin using the cash flow method to value the loan.

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

Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of June 30, 2015 and December 31, 2014, the Company had no loans in these categories.

With the December 31, 2014 and June 30, 2015 calculations, the historical loss was based on the past twelve quarters. Each quarter, management evaluates the historical period used to ensure that it provides the most appropriate reflection of risk related to the current loan portfolio.

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. On a combined basis, the historical loss and qualitative factor components amounted to $7.1 million and $6.4 million as of June 30, 2015 and December 31, 2014, respectively. Growth in the loan portfolio is the major reason for the increase in these combined components when comparing the allowance calculation as of June 30, 2015 to the allowance calculation as of December 31, 2014.

As a result of management's analysis, the Company added, through the provision, $300 thousand to the allowance for loan losses for the six months ended June 30, 2015. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Noninterest Income
Noninterest income was $3.4 million and $6.6 million in the three and six months ended June 30, 2015, up 6.53% and 5.08%, respectively, when compared to the same periods in 2014. With the exception of service charges on deposit accounts, all major categories of noninterest income either increased or were essentially unchanged in both the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014. Service charges on deposit accounts decreased $62 thousand between the second quarters of 2014 and 2015, and $54 thousand between the first half of 2014 and the first half of 2015. This decrease was mainly due to reductions in fee income on overdrafts.

The largest dollar increases in both the three and six month periods were in income from fiduciary activities and income from Old Point Mortgage, LLC, a joint venture between the Bank and Tidewater Mortgage Services that generates mortgage loans. Income from fiduciary activities, which is largely based on the market value of assets under management and on fees charged to customers, was reduced in 2014 by the discovery and subsequent correction of an error. For a detailed discussion, see Part II, Item 2 of the Company's quarterly report on Form 10-Q for the second quarter of 2014, filed August 12, 2014. For the three and six month periods ended June 30, 2015, income from fiduciary activities was up $121 thousand and $146 thousand, respectively, when compared to the same periods in 2014. Income from Old Point Mortgage, LLC was also up $119 thousand and $127 thousand in the three and six months ended June 30, 2015 when compared to the same periods in 2014, due to changes in staffing, which improved profitability in the first half of 2015 as compared to the first half of 2014.

Noninterest Expense
Between the second quarters of 2015 and 2014, noninterest expense increased only $27 thousand, or 0.32%. For the six months ended June 30, 2015, noninterest expense increased only $51 thousand, or 0.30%, compared to the same period in 2014. Management is aware of the need to improve net income, and has focused on controlling costs while increasing income, and this focus is reflected in the negligible increases in overall noninterest expense during 2015.

In both the three and six months ended June 30, 2015, when compared to the same periods in 2014, most categories of noninterest expense decreased. The largest decreases were in customer development, employee professional development, marketing and advertising, and loan expenses. Customer development and marketing and advertising expenses declined as part of management's cost control measures, with the Company focusing on earned publicity rather than paid advertising and public relations. Similarly, employee professional development has declined as management works to improve the Company's profitability. Loan expenses were reduced by the resolution of several problem loans in the third and fourth quarters of 2014.

While most categories of non-interest expense decreased, salaries and employee benefits, occupancy and equipment expenses, and ATM and check losses increased when comparing both the three and six months ended June 30, 2015 to the same periods in 2014. In comparison to the equivalent periods in 2014, salaries and employee benefits increased $272 thousand, or 2.77%, in the first half of 2015, and $76 thousand, or 1.53%, in the second quarter of 2015. This increase was due to two main factors: changes in actuarial estimates, which increased the Company's pension expense, and accrued expense for year-end bonuses based on anticipated improved profitability in 2015 compared to 2014.

Occupancy and equipment expenses increased $99 thousand and $312 thousand for the three and six months ended June 30, 2015, when compared to the same periods in 2014. In the second quarter of 2014, the Company finished its expansion of a branch office into its new corporate headquarters, and the building was recorded on the Company's balance sheet with a book value of $14.1 million. The completion of this building increased depreciation, utilities and real estate taxes.

ATM and check losses increased in both the three and six months ended June 30, 2015, as compared to the same periods in 2014, increasing $63 thousand in the second quarter and $85 thousand in the first six months. These increases resulted from fraud losses in the first and second quarters of 2015.

In the six months ended June 30, 2015, data processing expenses declined $91 thousand, or 10.63%, when compared to the first six months of 2014, primarily as a result of the renegotiation of a contract affecting the Company's debit card expense. When comparing the second quarters of 2014 and 2015, other outside service fees increased $43 thousand, or 28.29%. Two main factors impacted this category of noninterest expense during the second quarter of 2015: additional servicing costs on a new portfolio of student loans purchased by the Company, and changes in staffing levels that resulted in the partial outsourcing of certain Loan Review and IT audit functions that had previously been done internally.

The Company's income tax expense increased in both the three and six months ended June 30, 2015 when compared to the same periods in 2014.  This increase is due to both higher income and changes in the Company's effective tax rate between the comparable periods.  In the second quarter of 2014, the Company received a large tax credit which reduced its income tax expense. Although the Company continues to invest in projects which provide federal income tax credits, it does not expect to receive another large credit in 2015.

Balance Sheet Review
Assets as of June 30, 2015 were $893.5 million, an increase of $17.2 million or 1.97% when compared to assets as of December 31, 2014. Loan demand continued to grow in the second quarter of 2015, with net loans increasing $35.2 million or 6.66% between December 31, 2014 and June 30, 2015. With the exception of commercial real estate loans, all sub-segments of the Company's loan portfolio increased during the first six months of 2015, with the largest growth in the construction, consumer, and residential 1-4 family sub-segments.

The construction loans sub-segment increased due to continued improvements in the economy, which led to increases in construction in the Company's market area. The increase in the consumer sub-segment was primarily the result of the Company's purchase of a $14.0 million student loan portfolio in the second quarter of 2015. Consumer loans also increased due to continued purchases by the Company of certain consumer installment loans, with this product increasing $6.9 million during the first half of 2015. The Company maintains a dedicated dealer reserve account for this portfolio of purchased loans. Any loan losses in this portfolio would be covered first by the reserve account, and then by the allowance for loan losses only if the funds available in the reserve account are not sufficient. The residential 1-4 family sub-segment increased due to an increase in purchases of residential 1-4 family loans that originated by Old Point Mortgage, LLC.

Loan growth was funded by both the asset and liability sides of the balance sheet. On the asset side, loan growth was funded by reductions in the securities portfolio and cash and cash equivalents between December 31, 2014 and June 30, 2015. As loans generally bear higher rates of interest than investment securities, and significantly higher rates than cash and due from banks, management believes the shift in the mix of earning assets should provide additional increases to the net interest margin in subsequent quarters. The Company continually evaluates the securities portfolio in response to asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed. These evaluations may result in changes in the size and composition of the securities portfolio

Loan growth was funded on the liability side by increases in deposits, with total deposits increasing $7.0 million between December 31, 2014 and June 30, 2015. In the first half of 2015, low-cost deposits grew $8.7 million, while time deposits decreased $1.7 million. The Company sets its rates on time products in relation to the average rates in its market in order to manage interest rate risk. Anticipated funding needs also play a role in the pricing of time deposit offerings. As the Company was able to fund the majority of its loan growth in the first half of 2015 through the asset side of the balance sheet, only minimal deposit growth was needed. As a result, interest rates on time deposits were not changed significantly in the second quarter of 2015.

Also on the liability side of the balance sheet, overnight repurchase agreements decreased $9.9 million and FHLB advances increased $15.0 million when comparing the balance sheet as of December 31, 2014 to the balance sheet as of June 30, 2015. The decrease in overnight repurchase agreements was due to seasonal changes in the balances of a single large customer. The FHLB advance was an overnight advance, taken to fund the temporary shortfall caused by the decrease in overnight repurchase agreements. The advance was repaid on July 2, 2015.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of June 30, 2015.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of June 30, 2015
(dollars in thousands)

	Amount	Percent
Subprime	$20,802	14.08%
Non-subprime	126,912	85.92%
	$147,714	100.00%

Total loans	$571,539

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.64%

In addition to the subprime loans secured by real estate discussed above, as of June 30, 2015, the Company had an additional $1.2 million in subprime consumer loans that were either not government guaranteed, were unsecured or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of June 30, 2015 were $22.0 million, amounting to 3.85% of the Company's total loans at June 30, 2015.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first six months of 2015 were $883.2 million compared to $868.2 million for the first six months of 2014, an increase of $15.0 million or 1.73%. The increase in total average assets is mainly due to an increase in average interest bearing due from banks and other nonearning assets. As average demand deposits and average stockholders' equity increased, the increase was not immediately absorbed by loan growth and was placed in interest bearing due from banks until it could be invested in loans.  Nonearning assets increased by $7.7 million and $8.8 million for the three and six months ending June 30, 2015 as compared to the same period in 2014.  The majority of the increase is due to changes in a corresponding bank relationship which allows the Company to use balances to offset certain noninterest expenses.  Although these balances do not earn interest, the reduction in costs more than offsets the lost interest income.  Increases in the average fair value of the Company's securities portfolio also contributed to the increase in average total assets between the first six months of 2015 and 2014.

Comparing the first six months of 2014 to the first six months of 2015, lower yielding balances held in investment securities and cash and cash equivalents moved to higher yielding loans. Average loans increased $48.0 million and average investment securities decreased by $43.2 million when comparing the first six months of 2015 to the same period in 2014. Similar trends were seen in the second quarter of 2015 when compared to the second quarter of 2014, with average investment securities decreasing $44.2 million and average loans increasing $55.4 million.

Capital Resources
Total stockholders' equity as of June 30, 2015 was $89.6 million, an increase of $1.1 million or 1.23% from $88.5 million at December 31, 2014. New capital requirements known as the Basel III Final Rules were effective January 1, 2015.

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

The following is a summary of the Company's capital ratios at June 30, 2015. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2015
	Regulatory	June 30, 2015
	Minimums
Common Equity Tier 1 Capital	4.50%	13.69%
Tier 1 Capital	6.00%	13.69%
Tier 1 Leverage	4.00%	10.83%
Total Capital	8.00%	14.74%

Book value per share was $18.07 at June 30, 2015 as compared to $17.34 at June 30, 2014. Cash dividends were $793 thousand or $0.16 per share in the first six months of 2015 and $595 thousand or $0.12 per share in the first six months of 2014.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of June 30, 2015, the Bank's unpledged, available-for-sale securities totaled $84.8 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the second quarter of 2015, the Company had $221.5 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the second quarter of 2015, the Company had $50.0 million available in federal funds lines to handle any short-term borrowing needs.

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

As of June 30, 2015, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2014 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2015, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2014 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of June 30, 2015. It should be noted, however, that non-maturing deposit liabilities, which consist of money market, savings and interest-bearing and noninterest-bearing checking accounts, are less interest sensitive than other market driven deposits. At June 30, 2015, non-maturing deposit liabilities totaled $502.0 million or 69.37% of total deposit liabilities.

In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historical data. Using the decay rate, the model reveals that the Company is asset sensitive at the one-year time frame as of June 30, 2015.

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

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at June 30, 2015. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate annual decrease of 0.47% in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate annual increase of 0.82% in net interest income and that a 100 basis point ramped rise in rates would cause an approximate annual increase of 1.30% in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended June 30, 2015, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended June 30, 2015, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated March 8, 2011 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 10, 2011)

10.6	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 30, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2015), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 10, 2015	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 10, 2015	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)