Form 10-Q
period 2015-09-30
OLD POINT FINANCIAL CORP
filed 2015-11-09
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of October 30, 2015

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	1

	Consolidated Balance Sheets September 30, 2015 (unaudited) and December 31, 2014	1

	Consolidated Statements of Income Three months ended September 30, 2015 and 2014 (unaudited) Nine months ended September 30, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Comprehensive Income Three months ended September 30, 2015 and 2014 (unaudited) Nine months ended September 30, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity Nine months ended September 30, 2015 and 2014 (unaudited)	4

	Consolidated Statements of Cash Flows Nine months ended September 30, 2015 and 2014 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

	Signatures	46
i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(dollars in thousands except per share data)
	(unaudited)
Assets

Cash and due from banks	$12,709	$31,081
Interest-bearing due from banks	505	833
Federal funds sold	1,595	1,391
Cash and cash equivalents	14,809	33,305
Securities available-for-sale, at fair value	130,539	139,346
Securities held-to-maturity (fair value of $86,980 and $94,406)	83,390	90,089
Restricted securities	2,016	2,293
Loans, net of allowance for loan losses of $7,419 and $7,075	563,038	528,919
Premises and equipment, net	41,394	42,075
Bank-owned life insurance	24,189	23,525
Other real estate owned, net of valuation allowance of $2,057 and $2,908	4,034	5,106
Other assets	15,543	11,622
Total assets	$878,952	$876,280

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$196,323	$186,280
Savings deposits	314,302	307,078
Time deposits	218,502	223,296
Total deposits	729,127	716,654
Overnight repurchase agreements	25,830	37,404
Term repurchase agreements	412	412
Federal Home Loan Bank advances	25,000	30,000
Accrued expenses and other liabilities	7,739	3,313
Total liabilities	788,108	787,783

Commitments and contingencies

Stockholders' equity:
Common stock, $5/share par value, 10,000,000 shares authorized; 4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	55,288	53,203
Accumulated other comprehensive loss, net	(5,631)	(5,893)
Total stockholders' equity	90,844	88,497
Total liabilities and stockholders' equity	$878,952	$876,280

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$6,565	$6,228	$19,405	$18,343
Interest on due from banks	1	1	11	4
Interest on federal funds sold	0	0	1	5
Interest on securities:
Taxable	597	848	1,898	2,815
Tax-exempt	413	425	1,251	1,280
Dividends and interest on all other securities	33	25	97	82
Total interest and dividend income	7,609	7,527	22,663	22,529

Interest Expense:
Interest on savings deposits	60	52	169	175
Interest on time deposits	539	580	1,611	1,824
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	7	7	23	24
Interest on Federal Home Loan Bank advances	309	312	923	921
Total interest expense	915	951	2,726	2,944
Net interest income	6,694	6,576	19,937	19,585
Provision for (recovery of) loan losses	(50)	450	250	800
Net interest income, after provision for (recovery of) loan losses	6,744	6,126	19,687	18,785

Noninterest Income:
Income from fiduciary activities	846	865	2,740	2,613
Service charges on deposit accounts	1,032	1,059	3,008	3,089
Other service charges, commissions and fees	1,031	1,013	3,094	3,006
Income from bank-owned life insurance	221	216	664	649
Loss on sale of available-for-sale securities, net	0	0	0	(7)
Other operating income	93	42	353	160
Total noninterest income	3,223	3,195	9,859	9,510

Noninterest Expense:
Salaries and employee benefits	5,510	4,994	15,616	14,828
Occupancy and equipment	1,335	1,287	3,966	3,606
Data processing	421	422	1,186	1,278
FDIC insurance	154	177	454	544
Customer development	154	215	469	614
Legal and audit expenses	237	170	511	447
Other outside service fees	186	146	495	417
Employee professional development	146	178	439	566
Marketing and advertising	83	85	252	336
Postage and courier	100	115	283	349
Stationery and supplies	84	96	265	333
Capital stock tax	113	126	338	387
ATM and check losses	101	115	380	309
Loss on write-down/sale of other real estate owned	166	374	238	431
Other operating expenses	361	218	1,040	1,003
Total noninterest expense	9,151	8,718	25,932	25,448
Income before income taxes	816	603	3,614	2,847
Income tax expense (benefit)	(24)	(89)	290	77
Net income	$840	$692	$3,324	$2,770

Basic earnings per share
Weighted average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.17	$0.14	$0.67	$0.56

Diluted earnings per share
Weighted average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.17	$0.14	$0.67	$0.56

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited, dollars in thousands)
Net income	$840	$692	$3,324	$2,770
Other comprehensive income, net of tax
Net unrealized gain (loss) on available-for-sale securities	702	444	(209)	3,928
Amortization of unrealized losses on securities transferred to held-to-maturity	160	152	471	411
Other comprehensive income	862	596	262	4,339
Comprehensive income	$1,702	$1,288	$3,586	$7,109

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(unaudited, dollars in thousands except per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
NINE MONTHS ENDED SEPTEMBER 30, 2015

Balance at beginning of period	4,959,009	$24,795	$16,392	$53,203	$(5,893)	$88,497
Net income	0	0	0	3,324	0	3,324
Other comprehensive income, net of tax	0	0	0	0	262	262
Cash dividends ($0.25 per share)	0	0	0	(1,239)	0	(1,239)

Balance at end of period	4,959,009	$24,795	$16,392	$55,288	$(5,631)	$90,844

NINE MONTHS ENDED SEPTEMBER 30, 2014

Balance at beginning of period	4,959,009	$24,795	$16,392	$50,376	$(10,802)	$80,761
Net income	0	0	0	2,770	0	2,770
Other comprehensive income, net of tax	0	0	0	0	4,339	4,339
Cash dividends ($0.19 per share)	0	0	0	(942)	0	(942)

Balance at end of period	4,959,009	$24,795	$16,392	$52,204	$(6,463)	$86,928

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Nine Months Ended September 30,	2015	2014
	(unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,324	$2,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,883	1,657
Provision for loan losses	250	800
Net loss on sale of available-for-sale securities	0	7
Net amortization of securities	1,667	1,705
Net (gain) loss on disposal of premises and equipment	2	(2)
Net loss on write-down/sale of other real estate owned	238	431
Income from bank owned life insurance	(664)	(649)
Deferred tax expense	567	173
Increase in other assets	(4,618)	(241)
Increase in other liabilities	4,426	825
Net cash provided by operating activities	7,075	7,476

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(63,718)	(4,243)
Proceeds from redemption of restricted securities	277	85
Proceeds from maturities and calls of available-for-sale securities	60,690	170
Proceeds from maturities and calls of held-to-maturity securities	300	300
Proceeds from sales of available-for-sale securities	3,259	15,182
Paydowns on available-for-sale securities	7,503	7,302
Paydowns on held-to-maturity securities	6,202	4,513
Purchases of government-guaranteed student loans	(14,315)	0
Net increase in all other loans	(20,607)	(26,265)
Proceeds from sales of other real estate owned	1,382	1,654
Purchases of premises and equipment	(1,204)	(3,496)
Net cash used in investing activities	(20,231)	(4,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	10,043	813
Increase in savings deposits	7,224	17,138
Decrease in time deposits	(4,794)	(27,852)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(11,574)	(1,023)
Increase in Federal Home Loan Bank advances	20,000	10,000
Repayment of Federal Home Loan Bank advances	(25,000)	(5,000)
Cash dividends paid on common stock	(1,239)	(942)
Net cash used in financing activities	(5,340)	(6,866)

Net decrease in cash and cash equivalents	(18,496)	(4,188)
Cash and cash equivalents at beginning of period	33,305	31,325
Cash and cash equivalents at end of period	$14,809	$27,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,740	$3,026
Income tax	$200	$360

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(316)	$5,944
Loans transferred to other real estate owned	$553	$1,068
Book value of equity securities transferred from other assets to available-for-sale	$0	$100
Amortization of unrealized loss on securities transferred to held-to-maturity	$714	$622

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at September 30, 2015 and December 31, 2014, the statements of income and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the statements of changes in stockholders' equity and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of September 30, 2015, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

Note 2. Securities

Amortized costs and fair values of securities held-to-maturity as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2015
Obligations of U.S. Government agencies	$100	$0	$(1)	$99
Obligations of state and political subdivisions	28,783	536	(8)	29,311
Mortgage-backed securities	54,507	3,063	0	57,570
Total	$83,390	$3,599	$(9)	$86,980

December 31, 2014
Obligations of U.S. Government agencies	$100	$0	$(3)	$97
Obligations of state and political subdivisions	29,529	449	(18)	29,960
Mortgage-backed securities	60,460	3,889	0	64,349
Total	$90,089	$4,338	$(21)	$94,406

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2015
U.S. Treasury securities	$20,000	$0	$0	$20,000
Obligations of U.S. Government agencies	4,254	2	(120)	4,136
Obligations of state and political subdivisions	48,716	546	(395)	48,867
Mortgage-backed securities	53,925	23	(480)	53,468
Money market investments	680	0	0	680
Corporate bonds	3,298	9	(4)	3,303
Other marketable equity securities	100	0	(15)	85
Total	$130,973	$580	$(1,014)	$130,539

December 31, 2014
U.S. Treasury securities	$20,000	$0	$0	$20,000
Obligations of U.S. Government agencies	4,768	2	(152)	4,618
Obligations of state and political subdivisions	49,783	698	(235)	50,246
Mortgage-backed securities	61,296	34	(442)	60,888
Money market investments	719	0	0	719
Corporate bonds	2,798	3	(11)	2,790
Other marketable equity securities	100	0	(15)	85
Total	$139,464	$737	$(855)	$139,346

There were no gains or losses recorded on the sale of available-for-sale securities in the three months ended September 30, 2014 or in the three or nine months ended September 30, 2015.  For the nine months ended September 30, 2014, there were no gains, and gross losses were $7 thousand.

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

The Company has not recorded impairment charges through income on securities for the three or nine months ended September 30, 2015 or the year ended December 31, 2014.

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

	September 30, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$0	$0	$120	$3,834	$120	$3,834	1
Obligations of state and political subdivisions	226	13,060	169	3,952	395	17,012	33
Mortgage-backed securities	480	34,229	0	0	480	34,229	5
Corporate bonds	2	1,198	2	298	4	1,496	12
Other marketable equity securities	0	0	15	85	15	85	1
Total securities available-for-sale	$708	$48,487	$306	$8,169	$1,014	$56,656	52

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$1	$99	$1	$99	1
Obligations of state and political subdivisions	6	1,444	2	536	8	1,980	4
Total securities held-to-maturity	$6	$1,444	$3	$635	$9	$2,079	5

Total securities	$714	$49,931	$309	$8,804	$1,023	$58,735	57

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
U.S. Treasury securities	$0	$20,000	$0	$0	$0	$20,000	1
Obligations of U.S. Government agencies	0	0	152	4,316	152	4,316	1
Obligations of state and political subdivisions	2	604	233	11,951	235	12,555	24
Mortgage-backed securities	62	16,589	380	32,104	442	48,693	6
Corporate bonds	3	1,096	8	792	11	1,888	14
Other marketable equity securities	15	85	0	0	15	85	1
Total securities available-for-sale	$82	$38,374	$773	$49,163	$855	$87,537	47

Securities Held-to-Maturity
Obligations of U.S. Government agencies	$0	$0	$3	$97	$3	$97	1
Obligations of state and political subdivisions	2	1,261	16	1,203	18	2,464	6
Total securities held-to-maturity	$2	$1,261	$19	$1,300	$21	$2,561	7

Total securities	$84	$39,635	$792	$50,463	$876	$90,098	54

Certain investments within the Company's portfolio had unrealized losses at September 30, 2015 and December 31, 2014, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2015 or December 31, 2014.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$97,963	$91,318
Commercial	277,984	287,531
Construction	18,186	9,082
Second mortgages	14,951	13,403
Equity lines of credit	47,861	43,662
Total mortgage loans on real estate	456,945	444,996
Commercial loans	42,022	37,698
Consumer loans	51,966	30,493
Other	19,524	22,807
Total loans	570,457	535,994
Less: Allowance for loan losses	(7,419)	(7,075)
Loans, net of allowance and deferred fees (1)	$563,038	$528,919

(1) Deferred loan fees totaled $418 thousand and $473 thousand at September 30, 2015 and December 31, 2014, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $562 thousand and $541 thousand at September 30, 2015 and December 31, 2014, respectively.

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

The Company's internally assigned risk grades are as follows:
·	Pass: Loans are of acceptable risk.
·	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.
·	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.
·	Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.
·	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of September 30, 2015
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$96,280	$0	$1,683	$97,963
Commercial	260,791	10,418	6,775	277,984
Construction	16,952	0	1,234	18,186
Second mortgages	14,668	0	283	14,951
Equity lines of credit	47,631	0	230	47,861
Total mortgage loans on real estate	436,322	10,418	10,205	456,945
Commercial loans	38,447	2,142	1,433	42,022
Consumer loans	51,881	0	85	51,966
Other	19,524	0	0	19,524
Total	$546,174	$12,560	$11,723	$570,457

Credit Quality Information As of December 31, 2014
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$89,480	$0	$1,838	$91,318
Commercial	272,654	10,602	4,275	287,531
Construction	8,026	0	1,056	9,082
Second mortgages	13,306	0	97	13,403
Equity lines of credit	42,976	0	686	43,662
Total mortgage loans on real estate	426,442	10,602	7,952	444,996
Commercial loans	36,007	1,669	22	37,698
Consumer loans	30,463	0	30	30,493
Other	22,807	0	0	22,807
Total	$515,719	$12,271	$8,004	$535,994

As of September 30, 2015 and December 31, 2014, the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of September 30, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$385	$252	$441	$1,078	$96,885	$97,963	$0
Commercial	8	0	253	261	277,723	277,984	25
Construction	0	0	67	67	18,119	18,186	0
Second mortgages	45	0	130	175	14,776	14,951	0
Equity lines of credit	27	0	39	66	47,795	47,861	0
Total mortgage loans on real estate	465	252	930	1,647	455,298	456,945	25
Commercial loans	130	165	0	295	41,727	42,022	0
Consumer loans	1,212	1,176	3,043	5,431	46,535	51,966	3,043
Other	67	7	1	75	19,449	19,524	1
Total	$1,874	$1,600	$3,974	$7,448	$563,009	$570,457	$3,069
(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal amounts that are 97 - 98% guaranteed by the federal government.  The past due portion of these guaranteed loans totaled $5.4 million at September 30, 2015.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	September 30, 2015	December 31, 2014
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$534	$924
Commercial	422	4,086
Construction	477	499
Second mortgages	191	61
Equity lines of credit	39	0
Total mortgage loans on real estate	1,663	5,570
Commercial loans	121	0
Total	$1,784	$5,570

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Interest income that would have been recorded under original loan terms	$90	$385
Actual interest income recorded for the period	65	195
Reduction in interest income on nonaccrual loans	$25	$190

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

The following table presents TDRs during the period indicated, by class of loan.  There were no troubled debts restructured in the third quarter of 2014.

Troubled Debt Restructurings by Class For the Three Months Ended September 30, 2015
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2015
Mortgage loans on real estate:
Commercial	1	$194	$194	$193
Construction	1	435	435	410
Second mortgages	1	61	61	61
Total	3	$690	$690	$664

Troubled Debt Restructurings by Class For the Nine Months Ended September 30, 2015
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2015
Mortgage loans on real estate:
Residential 1-4 family	1	$194	$194	$193
Construction	1	435	435	410
Second mortgages	1	61	61	61
Total	3	$690	$690	$664

Troubled Debt Restructurings by Class For the Nine Months Ended September 30, 2014
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2014
Mortgage loans on real estate:
Residential 1-4 family	1	$276	$276	$270
Construction	1	103	103	102
Second mortgages	1	89	89	87
Total	3	$468	$468	$459

All loans restructured in the first nine months of 2014 were given below-market rates for debt with similar risk characteristics. Two of the loans restructured in the first nine months of 2015 were given below-market rates for debt with similar risk characteristics, while one loan was granted terms that the Company would not otherwise extend to borrowers with similar risk characteristics. At September 30, 2015 and December 31, 2014, the Company had no outstanding commitments to disburse additional funds on any TDR. Also at September 30, 2015 and December 31, 2014, the Company had $115 thousand and $446 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure.

The following table presents TDRs for the periods indicated for which there was a payment default where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.  In the first nine months of 2015 and the second and third quarters of 2014, there were no defaulting TDRs where the default occurred within twelve months of restructuring.

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

Impaired Loans by Class (in thousands)
	As of September 30, 2015				For the nine months ended September 30, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,088	$1,461	$494	$147	$2,059	$79
Commercial	9,944	7,894	1,219	84	9,424	360
Construction	577	477	100	57	587	15
Second mortgages	540	320	192	2	583	22
Total mortgage loans on real estate	$13,149	$10,152	$2,005	$290	$12,653	$476
Commercial loans	121	0	121	61	1,125	5
Consumer loans	12	12	0	0	13	1
Total	$13,282	$10,164	$2,126	$351	$13,791	$482

Impaired Loans by Class (in thousands)
	As of December 31, 2014				For the Year Ended December 31, 2014
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,898	$2,083	$646	$91	$4,099	$126
Commercial	11,766	4,729	5,322	163	10,669	449
Construction	1,157	623	534	270	2,431	55
Second mortgages	506	195	282	178	470	25
Total mortgage loans on real estate	$16,327	$7,630	$6,784	$702	$17,669	$655
Commercial loans	0	0	0	0	37	0
Consumer loans	14	14	0	0	26	1
Total	$16,341	$7,644	$6,784	$702	$17,732	$656

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

Each segment of the portfolio is pooled by risk grade or by days past due. Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2014 and September 30, 2015, management used twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.4 million adequate to cover loan losses inherent in the loan portfolio at September 30, 2015.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Nine Months Ended September 30, 2015	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$595	$703	$5,347	$219	$211	$7,075
Charge-offs	(35)	0	(137)	(70)	(133)	(375)
Recoveries	42	1	355	30	41	469
Provision for loan losses	170	149	(289)	128	92	250
Ending balance	$772	$853	$5,276	$307	$211	$7,419
Ending balance individually evaluated for impairment	$61	$57	$233	$0	$0	$351
Ending balance collectively evaluated for impairment	711	796	5,043	307	211	7,068
Ending balance	$772	$853	$5,276	$307	$211	$7,419
Loan Balances:
Ending balance individually evaluated for impairment	$121	$577	$11,580	$12	$0	$12,290
Ending balance collectively evaluated for impairment	41,901	17,609	427,179	51,954	19,524	558,167
Ending balance	$42,022	$18,186	$438,759	$51,966	$19,524	$570,457

For the Year Ended December 31, 2014	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$350	$662	$5,357	$294	$168	$6,831
Charge-offs	(286)	(51)	(563)	(163)	(175)	(1,238)
Recoveries	55	173	524	64	66	882
Provision for loan losses	476	(81)	29	24	152	600
Ending balance	$595	$703	$5,347	$219	$211	$7,075
Ending balance individually evaluated for impairment	$0	$270	$432	$0	$0	$702
Ending balance collectively evaluated for impairment	595	433	4,915	219	211	6,373
Ending balance	$595	$703	$5,347	$219	$211	$7,075
Loan Balances:
Ending balance individually evaluated for impairment	$0	$1,157	$13,257	$14	$0	$14,428
Ending balance collectively evaluated for impairment	37,698	7,925	422,657	30,479	22,807	521,566
Ending balance	$37,698	$9,082	$435,914	$30,493	$22,807	$535,994

Note 4. Low-Income Housing Tax Credits
The Company was invested in 4 separate housing equity funds at September 30, 2015 and 3 separate funds at December 31, 2014. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $4.2 million and $722 thousand at September 30, 2015 and December 31, 2014, respectively. The expected terms of these investments and the related tax benefits run through 2032. During the nine months ended September 30, 2015 and 2014, the Company recognized tax credits and other tax benefits related to these investments of $316 thousand and $302 thousand, respectively. Total projected tax credits to be received for 2015 are $299 thousand, which is based on the most recent quarterly estimates received from the funds.  Additional capital calls expected for the funds totaled $3.7 million and $2.7 million at September 30, 2015 and December 31, 2014, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

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

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first nine months of 2015.

On March 9, 2008, the Company's 1998 Stock Option Plan expired. Options to purchase 76,210 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at September 30, 2015. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the nine months ended September 30, 2015 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2015	81,210	$20.05
Granted	0	0
Exercised	0	0
Canceled or expired	(5,000)	20.05
Options outstanding, September 30, 2015	76,210	$20.05	2.04	$0
Options exercisable, September 30, 2015	76,210	$20.05	2.04	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. This amount changes based on changes in the market value of the Company's common stock. As of September 30, 2015, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company's common stock.

No options were exercised during the nine months ended September 30, 2015.

As of September 30, 2015, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended September 30,	2015	2014
	(in thousands)
Interest cost	$65	$72
Expected return on plan assets	(91)	(89)
Amortization of net loss	98	70
Net periodic pension plan cost	$72	$53

Nine months ended September 30,	2015	2014
	(in thousands)
Interest cost	$196	$209
Expected return on plan assets	(270)	(271)
Amortization of net loss	295	180
Net periodic pension plan cost	$221	$118

At September 30, 2015, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2015.

Note 7. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	Affected Line Item on Consolidated Statements of Income
	(in thousands)
Available-for-sale securities
Realized losses on sales of securities	$0	$0	$0	$(7)	Gain (loss) on sale of available-for-sale securities, net
Tax benefit	0	0	0	(2)	Income tax expense
	$0	$0	$0	$(5)	Net of tax

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)
Nine Months Ended September 30, 2015

Balance at beginning of period	$(78)	$(3,386)	$(2,429)	$(5,893)
Net change for the period	(209)	471	0	262
Balance at end of period	$(287)	$(2,915)	$(2,429)	$(5,631)

Nine Months Ended September 30, 2014

Balance at beginning of period	$(5,317)	$(3,937)	$(1,548)	$(10,802)
Net change for the period	3,928	411	0	4,339
Balance at end of period	$(1,389)	$(3,526)	$(1,548)	$(6,463)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Nine Months Ended September 30, 2015
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized losses on available-for-sale securities	$(316)	$(107)	$(209)

Amortization of unrealized loss on securities transferred to held-to-maturity	714	243	471

Total change in accumulated other comprehensive loss	$398	$136	$262

	Nine Months Ended September 30, 2014
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities
Unrealized holding gains arising during the period	$5,944	$2,021	$3,923
Less reclassification adjustment for losses recognized in income	(7)	(2)	(5)
Net unrealized gains on securities	5,951	2,023	3,928

Market adjustment on securities transferred to held-to-maturity
Amortization	622	211	411

Total change in accumulated other comprehensive loss	$6,573	$2,234	$4,339

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.  The Company did not include an average of 77 thousand and 134 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first nine months of 2015 and 2014, respectively, because they were antidilutive.  Antidilutive shares were 76 and 84 for the third quarters of 2015 and 2014, respectively.

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

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient." The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan's fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts I and II of this ASU are effective on a retrospective basis and Part III is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that ASU 2015-12 will have on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date." The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, "Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)." On April 7, 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2015 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$20,000	$0	$20,000	$0
Obligations of U.S. Government agencies	4,136	0	4,136	0
Obligations of state and political subdivisions	48,867	0	48,867	0
Mortgage-backed securities	53,468	0	53,468	0
Money market investments	680	0	680	0
Corporate bonds	3,303	0	3,303	0
Other marketable equity securities	85	0	85	0
Total available-for-sale securities	$130,539	$0	$130,539	$0

		Fair Value Measurements at December 31, 2014 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$20,000	$0	$20,000	$$0
Obligations of U.S. Government agencies	4,618	0	4,618	0
Obligations of state and political subdivisions	50,246	0	50,246	0
Mortgage-backed securities	60,888	0	60,888	0
Money market investments	719	0	719	0
Corporate bonds	2,790	0	2,790	0
Other marketable equity securities	85	0	85	0
Total available-for-sale securities	$139,346	$0	$139,346	$$0

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

		Carrying Value at September 30, 2015 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$191	$0	$0	$191
Commercial	176	0	0	176
Construction	43	0	0	43
Second mortgages	43	0	0	43
Total	$453	$0	$0	$453

Other real estate owned
Residential 1-4 family	$784	$0	$0	$784
Commercial	1,154	0	0	1,154
Construction	1,590	0	0	1,590
Total	$3,528	$0	$0	$3,528

		Carrying Value at December 31, 2014 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$399	$0	$0	$399
Commercial	1,973	0	0	1,973
Construction	264	0	0	264
Second mortgages	104	0	0	104
Total	$2,740	$0	$0	$2,740

Other real estate owned
Residential 1-4 family	$884	$0	$0	$884
Commercial	1,198	0	0	1,198
Construction	2,139	0	0	2,139
Total	$4,221	$0	$0	$4,221

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at September 30, 2015 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$191	Market comparables	Selling costs	0.00% - 7.25% (6.32%)
			Liquidation discount	4.00% - 100.00% (16.34%)
Commercial real estate	$176	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$43	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Second mortgages	$43	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	$784	Market comparables	Selling costs	0.00% - 7.25% (5.17%)
			Liquidation discount	4.00% - 85.00% (26.97%)
Commercial	$1,154	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$1,590	Market comparables	Selling costs	6.75% - 7.25% (7.22%)
			Liquidation discount	0.00% - 5.00% (4.86%)

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2014 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$399	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,973	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$264	Market comparables	Selling costs	0.00% - 7.25% (1.18%)
			Liquidation discount	4.00% - 28.71% (24.70%)
Second mortgages	$104	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	$884	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 10.00% (8.09%)
Commercial	$1,198	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 10.00% (5.91%)
Construction	$2,139	Market comparables	Selling costs	7.25% - 11.25% (7.38%)
			Liquidation discount	0.00% - 10.00% (2.68%)

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2015 and December 31, 2014, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$12,709	$12,709	$0	$0
Securities available-for-sale	130,539	0	130,539	0
Securities held-to-maturity	83,390	0	86,980	0
Restricted securities	2,016	0	2,016	0
Loans, net of allowances for loan losses	563,038	0	0	563,310
Bank-owned life insurance	24,189	0	24,189	0
Accrued interest receivable	2,979	0	2,979	0

Liabilities
Deposits	$729,127	$0	$729,964	$0
Overnight repurchase agreements	25,830	0	25,830	0
Term repurchase agreements	412	0	411	0
Federal Home Loan Bank advances	25,000	0	25,807	0
Accrued interest payable	242	0	242	0

		Fair Value Measurements at December 31, 2014 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$33,305	$33,305	$0	$0
Securities available-for-sale	139,346	0	139,346	0
Securities held-to-maturity	90,089	0	94,406	0
Restricted securities	2,293	0	2,293	0
Loans, net of allowances for loan losses	528,919	0	0	527,138
Bank-owned life insurance	23,525	0	23,525	0
Accrued interest receivable	2,695	0	2,695	0

Liabilities
Deposits	$716,654	$0	$717,260	$0
Overnight repurchase agreements	37,404	0	37,404	0
Term repurchase agreements	412	0	410	0
Federal Home Loan Bank advances	30,000	0	31,536	0
Accrued interest payable	255	0	255	0

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 follows:

	Three Months Ended September 30, 2015
	(in thousands)
	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,596	$13	$947	$(947)	$7,609
Income from fiduciary activities	0	846	0	0	846
Other income	2,125	267	50	(65)	2,377
Total operating income	9,721	1,126	997	(1,012)	10,832

Expenses
Interest expense	915	0	0	0	915
Provision for loan losses	(50)	0	0	0	(50)
Salaries and employee benefits	4,680	716	114	0	5,510
Other expenses	3,328	279	99	(65)	3,641
Total operating expenses	8,873	995	213	(65)	10,016

Income before taxes	848	131	784	(947)	816

Income tax expense (benefit)	(13)	45	(56)	0	(24)

Net income	$861	$86	$840	$(947)	$840

Capital expenditures	$154	$2	$0	$0	$156

Total assets	$873,986	$5,805	$90,866	$(91,705)	$878,952

	Three Months Ended September 30, 2014
	(in thousands)
	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$7,515	$13	$777	$(778)	$7,527
Income from fiduciary activities	0	865	0	0	865
Other income	2,110	235	50	(65)	2,330
Total operating income	9,625	1,113	827	(843)	10,722

Expenses
Interest expense	951	0	0	0	951
Provision for loan losses	450	0	0	0	450
Salaries and employee benefits	4,248	639	107	0	4,994
Other expenses	3,453	264	72	(65)	3,724
Total operating expenses	9,102	903	179	(65)	10,119

Income before taxes	523	210	648	(778)	603

Income tax expense (benefit)	(116)	71	(44)	0	(89)

Net income	$639	$139	$692	$(778)	$692

Capital expenditures	$411	$2	$0	$0	$413

Total assets	$860,577	$5,679	$86,931	$(87,831)	$865,356

	Nine Months Ended September 30, 2015
	(in thousands)
	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$22,624	$39	$3,590	$(3,590)	$22,663
Income from fiduciary activities	0	2,740	0	0	2,740
Other income	6,387	778	150	(196)	7,119
Total operating income	29,011	3,557	3,740	(3,786)	32,522

Expenses
Interest expense	2,726	0	0	0	2,726
Provision for loan losses	250	0	0	0	250
Salaries and employee benefits	13,263	2,014	339	0	15,616
Other expenses	9,526	771	215	(196)	10,316
Total operating expenses	25,765	2,785	554	(196)	28,908

Income before taxes	3,246	772	3,186	(3,590)	3,614

Income tax expense (benefit)	165	263	(138)	0	290

Net income	$3,081	$509	$3,324	$(3,590)	$3,324

Capital expenditures	$1,183	$21	$0	$0	$1,204

Total assets	$873,986	$5,805	$90,866	$(91,705)	$878,952

	Nine Months Ended September 30, 2014
	(in thousands)
	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$22,492	$38	$2,929	$(2,930)	$22,529
Income from fiduciary activities	0	2,613	0	0	2,613
Other income	6,222	721	150	(196)	6,897
Total operating income	28,714	3,372	3,079	(3,126)	32,039

Expenses
Interest expense	2,944	0	0	0	2,944
Provision for loan losses	800	0	0	0	800
Salaries and employee benefits	12,538	1,964	326	0	14,828
Other expenses	9,965	786	65	(196)	10,620
Total operating expenses	26,247	2,750	391	(196)	29,192

Income before taxes	2,467	622	2,688	(2,930)	2,847

Income tax expense (benefit)	(53)	212	(82)	0	77

Net income	$2,520	$410	$2,770	$(2,930)	$2,770

Capital expenditures	$3,480	$16	$0	$0	$3,496

Total assets	$860,577	$5,679	$86,931	$(87,831)	$865,356

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to: changes in interest rates and yields; general economic and general business conditions, including unemployment levels; uncertainty over future federal spending or the effects of federal budget cuts, particularly to the Department of Defense, on the Company's service area; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; demand for residential real estate loans in the Company's market area; turnover times experienced by the mortgage companies to which the Company has extended warehouse lines of credit; the federal government's guarantee of repayment of student loans purchased by the Company; the ability of the Company to diversify its sources of noninterest income; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; the application of the Basel III capital standards to the Company and its subsidiaries; FDIC premiums and/or assessments; penalties paid if the Company were to prepay its FHLB advance; demand for loan and other banking products and financial services in the Company's service area; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management's modeling systems; technology; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

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

Critical Accounting Policies and Estimates
As of September 30, 2015, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2014 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses. The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2014 annual report on Form 10-K.

Earnings Summary
Net income for the first nine months of 2015 was $3.3 million, or $0.67 per diluted share, compared to net income of $2.8 million, or $0.56 per diluted share, for the first nine months of 2014. This 20.00% increase is primarily attributable to a lower provision for loan losses due to recoveries on previously charged off loans; lower interest expense, in particular lower interest paid on time deposits; and higher noninterest income, in particular higher income from fiduciary activities and other operating income. While these factors all contributed positively toward the change in net income, they were partially offset by higher noninterest expense. Increased interest income, mostly due to higher loan volume in the first half of 2015, also contributed to the improvement in net income.

In the third quarter of 2015, net income increased $148 thousand, or 21.39% when compared to the third quarter of 2014. The increase in quarterly net income was mainly due to a reduced provision for loan losses, offset by higher noninterest expense. In the third quarter of 2015 compared to the third quarter of 2014, the increase in noninterest expense was primarily due to increases in salaries and employee benefits. In the third quarter of 2015, the Company accrued for the compensation package provided to the retiring president and chief executive officer of the Bank. Details of this package were included in the Form 8-K filed with the SEC on September 9, 2015.

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

During the first half of 2015, the Company's loan portfolio grew significantly, increasing interest income as funds were transferred from lower-yielding assets such as securities and cash and due from banks. However, this loan growth did not continue in the third quarter of 2015: the Company's net loans at September 30, 2015 were down marginally from total loans at June 30, 2015, although they remained $34.1 million higher than the December 31, 2014 balance. This decline is primarily attributable to declines in draws on warehouse lines of credit extended by the Bank to certain mortgage companies. Competition for quality loans in the Company's market area remains fierce, and management is working on initiatives to further increase the loan portfolio. In 2013, the Company began purchasing select portfolios of student loans and in 2014 began purchasing consumer installment loans, both of which complement management's strategic objectives. An additional portfolio of student loans was purchased in the second quarter of 2015, while purchases of consumer installment loans have continued throughout the nine months ended September 30, 2015. These purchased loan portfolios typically bear higher yields than both securities and cash and due from banks, and the student loan portfolio carries variable interest rates expected to increase in a rising rate environment. Although loans decreased in the third quarter of 2015, increases in the first half of the year contributed positively to the net interest margin for the nine months ended September 30, 2015.

On the liability side of the balance sheet, the Company has worked to reduce the cost of its time deposits and focus on deposit growth in noninterest-bearing and savings accounts, which also contributed positively to the net interest margin. These shifts in both assets and liabilities increased the net interest margin for the first nine months of 2015 to 3.56%, from 3.51% for the same period in 2014.

Net interest income, on a fully tax-equivalent basis, was $20.7 million for the nine months ended September 30, 2015, compared to $20.3 million for the nine months ended September 30, 2014. Tax-equivalent interest income increased $176 thousand between these two periods due to small increases in both average earning assets and their yield. Interest expense decreased as average interest-bearing liabilities remained flat and the rate paid on these accounts declined 5 basis points.

For the third quarter of 2015, tax-equivalent net interest income was $6.9 million, an increase of $116 thousand from the third quarter of 2014, due to an increase in tax-equivalent interest income of $80 thousand and a decrease in interest expense of $36 thousand. As in the nine months ended September 30, 2015, average earning assets increased when comparing the third quarter of 2015 to the same period in 2014. The yield on earning assets was unchanged between the three months ended September 30, 2015 and 2014. Both the average balances on interest-bearing liabilities and the average rate paid on these liabilities decreased when comparing the third quarters of 2015 and 2014. The rates on average interest-bearing liabilities decreased primarily as a result of management's focus on allowing time deposits, which are currently the Company's most expensive deposit categories, to decrease through attrition.

The yield on average loans and cost of average interest-bearing liabilities both decreased due to persistent low rates set by the Federal Open Market Committee (FOMC) lowering the Federal Funds Target Rate during 2008 from 4.25% to a range of 0.00% to 0.25%. The FOMC has kept the Federal Funds Target Rate unchanged through September 30, 2015. As higher-yielding assets and higher-cost interest-bearing liabilities that were opened prior to 2008 mature, they are being replaced with lower-yielding loans and lower-cost interest-bearing liabilities. Assuming that the FOMC keeps interest rates at current levels, management believes that the decrease of the average rate on interest-bearing liabilities will continue to slow, as a high percentage of the Company's interest-bearing liabilities have already re-priced. Management also believes that the average yield on loans will continue to decline due to increased competition for loans in the Company's markets, and as loans are renewed or refinanced at lower current market rates. However, management believes the decrease should also continue to slow in future quarters.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended September 30,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$573,114	$6,599	4.61%	$522,859	$6,257	4.79%
Investment securities:
Taxable	126,352	597	1.89%	164,741	848	2.06%
Tax-exempt*	71,482	625	3.50%	74,011	644	3.48%
Total investment securities	197,834	1,222	2.47%	238,752	1,492	2.50%
Interest-bearing due from banks	1,362	1	0.29%	1,115	1	0.36%
Federal funds sold	1,626	0	0.00%	1,733	0	0.00%
Other investments	2,285	33	5.78%	2,981	25	3.35%
Total earning assets	776,221	$7,855	4.05%	767,440	$7,775	4.05%
Allowance for loan losses	(7,522)			(7,033)
Other nonearning assets	116,583			105,602
Total assets	$885,282			$866,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$10,870	$1	0.04%	$10,860	$1	0.04%
Money market deposit accounts	233,185	50	0.09%	218,995	42	0.08%
Savings accounts	74,835	9	0.05%	72,944	9	0.05%
Time deposits, $100,000 or more	116,668	275	0.94%	106,672	241	0.90%
Other time deposits	103,292	264	1.02%	125,736	339	1.08%
Total time and savings deposits	538,850	599	0.44%	535,207	632	0.47%
Federal funds purchased, repurchase agreements and other borrowings	28,158	7	0.10%	29,241	7	0.10%
Federal Home Loan Bank advances	25,217	309	4.90%	30,000	312	4.16%
Total interest-bearing liabilities	592,225	915	0.62%	594,448	951	0.64%
Demand deposits	194,541			181,947
Other liabilities	7,885			2,586
Stockholders' equity	90,631			87,028
Total liabilities and stockholders' equity	$885,282			$866,009
Net interest margin		$6,940	3.58%		$6,824	3.56%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the nine months ended September 30,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$561,125	$19,506	4.63%	$512,343	$18,387	4.79%
Investment securities:
Taxable	132,095	1,898	1.92%	175,689	2,815	2.14%
Tax-exempt*	72,032	1,895	3.51%	74,295	1,939	3.48%
Total investment securities	204,127	3,793	2.48%	249,984	4,754	2.54%
Interest-bearing due from banks	5,996	11	0.24%	2,272	4	0.23%
Federal funds sold	1,853	1	0.07%	4,086	5	0.16%
Other investments	2,494	97	5.19%	3,009	82	3.63%
Total earning assets	775,595	$23,408	4.02%	771,694	$23,232	4.01%
Allowance for loan losses	(7,412)			(6,989)
Other nonearning assets	115,737			102,767
Total assets	$883,920			$867,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,134	$3	0.04%	$11,651	$4	0.05%
Money market deposit accounts	229,052	138	0.08%	214,311	137	0.09%
Savings accounts	74,060	28	0.05%	70,833	34	0.06%
Time deposits, $100,000 or more	113,899	838	0.98%	109,410	836	1.02%
Other time deposits	109,082	773	0.94%	131,245	988	1.00%
Total time and savings deposits	537,227	1,780	0.44%	537,450	1,999	0.50%
Federal funds purchased, repurchase agreements and other borrowings	32,203	23	0.10%	32,267	24	0.10%
Federal Home Loan Bank advances	28,297	923	4.35%	28,004	921	4.39%
Total interest-bearing liabilities	597,727	2,726	0.61%	597,721	2,944	0.66%
Demand deposits	190,812			182,678
Other liabilities	5,331			2,396
Stockholders' equity	90,050			84,677
Total liabilities and stockholders' equity	$883,920			$867,472
Net interest margin		$20,682	3.56%		$20,288	3.51%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio. This expense is based on management's estimate of credit losses that may be sustained in the loan portfolio. Management's evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision.

The provision for loan losses was $250 thousand in the first nine months of 2015, compared to $800 thousand in first nine months of 2014. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses. This reduced provision in 2015 is due to low charge-offs in the current year and recoveries from loans charged off in prior years.

Net loans charged off as a percent of total loans on an annualized basis were negative 0.02% for the first nine months of 2015, or a net recovery of $94 thousand as loan recoveries exceeded charge-offs during this period. This net recovery is compared to 0.15% in annualized net charge-offs, or $606 thousand, in the first nine months of 2014. In the third quarter of 2015, the Company received a recovery on a loan that was charged off in 2011. This one-time event was not anticipated prior to the third quarter. While management believes that the Company may end 2015 in a net recovery position, it does not believe that this trend will continue in subsequent years. Management expects that charge-offs during future years will be closer to long-term historical averages unless national and local economic conditions deteriorate. At the same time, management does not expect that net charge-offs in future periods will be as high as those experienced during the recession of 2008 and 2009 and its aftermath. In addition to the possible effects of a general decline in economic conditions, possible future reductions in military and defense spending could cause higher local unemployment, which would likely cause an increase in nonperforming assets as individuals struggle to make loan payments. Increased nonperforming assets could cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision and reductions in interest-accruing loans.

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

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	September 30,	December 31,	Increase
	2015	2014	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$121	$0	$121
Real estate-construction	477	499	(22)
Real estate-mortgage (1)	1,186	5,071	(3,885)
Total nonaccrual loans	$1,784	$5,570	$(3,786)

Loans past due 90 days or more and accruing interest
Commercial	$0	$10	$(10)
Real estate-mortgage (1)	25	107	(82)
Consumer loans (2)	3,043	1,019	2,024
Other	1	5	(4)
Total loans past due 90 days or more and accruing interest	$3,069	$1,141	$1,928

Restructured loans
Real estate-construction	$510	$102	$408
Real estate-mortgage (1)	8,939	12,203	(3,264)
Consumer loans	12	13	(1)
Total restructured loans	$9,461	$12,318	$(2,857)
Less nonaccrual restructured loans (included above)	893	4,240	(3,347)
Less restructured loans currently in compliance (3)	8,568	8,078	490
Net nonperforming, accruing restructured loans	$0	$0	$0

Other real estate owned
Construction, land development, and other land	$1,590	$2,138	$(548)
1-4 family residential properties	784	884	(100)
Nonfarm nonresidential properties	1,154	1,198	(44)
Former branch site	506	886	(380)
Total other real estate owned	$4,034	$5,106	$(1,072)

Total nonperforming assets	$8,887	$11,817	$(2,930)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal amounts that are 97 - 98% guaranteed by the federal government. The past due portion of these guaranteed loans totaled $3.0 million at September 30, 2015 and $1.0 million at December 31, 2014.

(3) As of September 30, 2015 and December 31, 2014, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2015 were $8.9 million, $2.9 million lower than nonperforming assets as of December 31, 2014. Nonaccrual loans decreased $3.8 million when comparing the balances as of September 30, 2015 to December 31, 2014, due primarily to improvements in the condition of one borrower, which allowed the Company to return two large loans to accruing status.

Loans past due 90 days or more and accruing interest increased $1.9 million from December 31, 2014 to June 30, 2015. As of September 30, 2015, $3.0 million of the $3.1 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. These loans continue to accrue interest when past due because repayment of both principal and accrued interest are 97 - 98% guaranteed by the federal government. During the second quarter of 2015, the Company purchased an additional $14.0 million portfolio of student loans, some of which were already past due at the time of purchase. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal balance of the loans, management does not expect these or future significant increases in past due student loans to have a material effect on the Company. The increase in loans past due 90 days or more and accruing interest is mostly attributable to the purchase of the student loan portfolio in the second quarter of 2015.

Total restructured loans decreased by $2.9 million from December 31, 2014 to September 30, 2015. The decrease in TDRs was due to regular payments, the payoff of five restructured loans, and the foreclosure of one restructured loan, which more than offset the three new loans reclassified as TDRs in the first nine months of 2015. All accruing TDRs are performing in accordance with their modified terms. OREO decreased by $1.1 million during the first nine months of 2015, as additional foreclosures on 1 – 4 family residential properties were more than offset by the sale of other properties, including three commercial properties and one of the Company's two former branch sites. The remaining former branch site included in OREO is also listed for sale.

The loans that make up the nonaccrual balance have been written down to their net realizable value. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, all nonaccrual loans at September 30, 2015 and December 31, 2014 were collateralized by real estate.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. The quality of the Company's loan portfolio has continued to improve over the past few years. Nonperforming assets have decreased dramatically since December 31, 2014, due in part to an improvement in borrowers' finances but also due to the Company's efforts to quickly intervene when a loan appears troubled. Management remains cautious about the future and is well aware that if the economy does not continue to improve, or if reduced federal spending continues to negatively impact federal military and defense spending in the Company's service area, nonperforming assets could increase in future periods. As was seen in prior years, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, and lower levels of accruing loans, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

As of September 30, 2015, the allowance for loan losses was 83.48% of nonperforming assets and 152.87% of nonperforming loans, compared to 59.87% and 105.42% as of December 31, 2014. As detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, based on internally assigned risk grades, the Company saw an increase in substandard loans of $3.7 million, from 1.49% to 2.06% of total loans when comparing December 31, 2014 to September 30, 2015. This increase in the dollar amount of substandard loans was partially due to the $34.5 million increase in total loans, while the increase in substandard loans as a percent of total loans was mainly attributable to the movement of a few relationships into the substandard category. The borrowers in these relationships have shown signs of financial stress. The Company is working with the borrowers and, at this time, does not expect to experience losses.

 The allowance for loan losses was 1.30% and 1.32% of total loans on September 30, 2015 and December 31, 2014, respectively.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2015 and December 31, 2014, the impaired loan component of the allowance for loan losses amounted to $351 thousand and $702 thousand, respectively. The decrease in this component was due to a change in the valuation method of one loan during the first quarter of 2015. This loan was previously valued by the collateral method, but continued performance by the borrower allowed the Company to begin using the cash flow method to value the loan.

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

Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of September 30, 2015 and December 31, 2014, the Company had no loans in these categories.

With the December 31, 2014 and September 30, 2015 calculations, the historical loss was based on the past twelve quarters. Each quarter, management evaluates the historical period used to ensure that it provides the most appropriate reflection of risk related to the current loan portfolio.

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. On a combined basis, the historical loss and qualitative factor components amounted to $7.1 million and $6.4 million as of September 30, 2015 and December 31, 2014, respectively. Growth in the loan portfolio is the major reason for the increase in these combined components when comparing the allowance calculation as of September 30, 2015 to the allowance calculation as of December 31, 2014.

As a result of management's analysis, the Company added, through the provision, $250 thousand to the allowance for loan losses for the nine months ended September 30, 2015. In the third quarter of 2015, the Company reversed $50 thousand from its provision for loan losses, due to a large recovery on a loan charged off in 2011. Management believes that the allowance has been appropriately funded for inherent losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Noninterest Income
Noninterest income was $3.2 million and $9.9 million in the three and nine months ended September 30, 2015, up 0.88% and 3.67%, respectively, when compared to the same periods in 2014. With the exception of service charges on deposit accounts, all major categories of noninterest income either increased or were unchanged in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. When comparing the third quarters of 2014 and 2015, income from fiduciary activities and service charges on deposit accounts both decreased. Service charges on deposit accounts decreased $27 thousand between the third quarters of 2014 and 2015, and $81 thousand between the first nine months of 2014 and 2015. This decrease was mainly due to reductions in fee income on overdrafts as customers overdrew their accounts less often. Income from fiduciary activities is based on the market value of accounts managed by Trust, and recent volatility in the markets has led to decreased fee income.

The largest dollar increases in both the three and nine month periods were in other service charges, commissions and fees and other operating income. Other service charges, commissions and fees increased $18 thousand and $88 thousand, respectively, in the three and nine months ended September 30, 2015 when compared to the same periods in 2014. These increases were driven by increases in merchant processing income and income from securities brokerage sales as the Company focused on revenues from these sources. Other operating income was up due to income from Old Point Mortgage, LLC, a joint venture between the Bank and Tidewater Mortgage Services that generates mortgage loans. Income from Old Point Mortgage, LLC was up $53 thousand and $180 thousand in the three and nine months ended September 30, 2015 when compared to the same periods in 2014, due to changes in staffing, which improved profitability in 2015 as compared to 2014.

Noninterest Expense
Between the third quarters of 2015 and 2014, noninterest expense increased $433 thousand, or 4.97%. For the nine months ended September 30, 2015, noninterest expense increased $484 thousand, or 1.90%, compared to the same period in 2014. Management is aware of the need to improve net income, and has focused on controlling costs while increasing income. This focus is reflected in the decreases in several categories of noninterest expense during 2015.

The largest decreases in both the three and nine months periods were in customer development, employee professional development, and loss on write-down/sale of other real estate owned. Customer development declined as part of management's cost control measures, with the Company focusing on earned publicity rather than paid advertising and public relations. Similarly, employee professional development has declined as management works to improve the Company's profitability. Loss on write-down/sale of other real estate owned decreased due to continued improvements in the real estate market.

While the majority of non-interest expense categories decreased, some categories increased, with the largest increases in salaries and employee benefits and occupancy and equipment expenses when comparing both the three and nine months ended September 30, 2015 to the same periods in 2014. In comparison to the equivalent periods in 2014, salaries and employee benefits increased $788 thousand, or 5.31%, in the first nine months of 2015, and $516 thousand, or 10.33%, in the third quarter of 2015. In the third quarter of 2015, the Company accrued for the compensation package provided to the retiring president and chief executive officer of the Bank. As detailed in the Form 8-K filed with the SEC on September 9, 2015, the retirement package includes a severance payment and reimbursement of health and dental insurance premiums under a separation agreement and general release that also requires the retiring executive to comply with certain confidentiality, non-competition and non-solicitation covenants. In addition to this retirement package, two other factors increased the Company's salaries and employee benefits in both the three and nine months ended September 30, 2015: changes in actuarial estimates, which increased the Company's pension expense, and accrued expense for year-end bonuses based on anticipated improved profitability in 2015 compared to 2014.

Occupancy and equipment expenses increased $48 thousand and $360 thousand for the three and nine months ended September 30, 2015, when compared to the same periods in 2014. In the second quarter of 2014, the Company finished its expansion of a branch office into its new corporate headquarters, and the building was recorded on the Company's balance sheet with a book value of $14.1 million. The completion of this building increased depreciation, utilities and real estate taxes.

Although not as significant as those factors previously discussed, the Company experienced smaller declines in data processing and FDIC insurance expenses in 2015, as compared to 2014. In the nine months ended September 30, 2015, data processing expenses declined $92 thousand, or 7.20%, when compared to the first nine months of 2014, primarily as a result of the renegotiation of a contract affecting the Company's debit card expense. During the same period, FDIC insurance premiums decreased $90 thousand, or 16.5%, when compared to the first nine months of 2014, due to declines in the Company's nonperforming assets. Comparing the three months ended September 30, 2015 to the same period in 2014, FDIC insurance premiums decreased $23 thousand, or 13.0%, due to declines in nonperforming assets, while data processing expenses were essentially unchanged.

The Company's income tax expense increased in both the three and nine months ended September 30, 2015 when compared to the same periods in 2014. This increase is due to both higher income and changes in the Company's effective tax rate between the comparable periods. In the second quarter of 2014, the Company received a large tax credit which reduced its income tax expense. Although the Company continues to invest in projects which provide federal income tax credits, it does not expect to receive another large credit in 2015. The Company's effective tax rate remains low due to its investments in tax-exempt securities and its receipt of federal income tax credits for its investment in certain housing projects.

Balance Sheet Review
Assets as of September 30, 2015 were $879.0 million, an increase of $2.7 million or 0.30% when compared to assets as of December 31, 2014. Quality loan demand grew in the first and second quarters of 2015, but began to taper off in the third quarter. While net loans were up $34.1 million over the nine months ended September 30, 2015, they were down $1.1 million between June 30 and September 30, 2015. This decline is primarily attributable to declines in draws on warehouse lines of credit extended by the Bank to certain mortgage companies. The level of mortgage warehouse draws decreased $6.1 million or, 40.66%, between June 30, 2015, and September 30, 2015. This decrease, which is included in the other loans sub-segment of the loan portfolio, was primarily due to lower demand for residential mortgages in the Company's market area. In addition, the mortgage companies to which these warehouse lines are extended have improved their turnover times for closing and re-selling individual loans, resulting in lower draws on the lines. The Company expects this decreased line usage to continue. Besides other loans, commercial loans secured by real estate was the only sub-segment of the Company's loan portfolio that decreased between December 31, 2014 and September 30, 2015. This decrease was primarily due to the conversion of a single large loan from commercial real estate to construction.

The sub-segments with the largest growth during the first nine months of 2015 were residential 1-4 family, construction, and consumer loans. The residential 1-4 family sub-segment increased due to an increase in purchases of residential 1-4 family loans that were originated by Old Point Mortgage, LLC. The construction loans sub-segment increased due to the conversion of a single large loan from commercial real estate, as discussed above. Increases in construction loans were also due to continued improvements in the economy, which led to increases in construction in the Company's market area. The increase in the consumer sub-segment was primarily the result of the Company's purchase of a $14.0 million student loan portfolio in the second quarter of 2015. Consumer loans also increased due to continued purchases by the Company of certain consumer installment loans, with this product increasing $7.1 million during the first nine months of 2015. The Company maintains a dedicated dealer reserve account for this portfolio of purchased loans. Any loan losses in this portfolio would be covered first by the reserve account, and then by the allowance for loan losses only if the funds available in the reserve account are not sufficient.

Loan growth during the nine months ended September 30, 2015 was funded mainly by the reallocation of existing assets, from cash and due from banks and the securities portfolio. As loans generally bear higher rates of interest than investment securities, and significantly higher rates than cash and due from banks, management believes the shift in the mix of earning assets should provide additional increases to the net interest margin in subsequent quarters. The Company continually evaluates the securities portfolio in response to asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed. These evaluations may result in changes in the size and composition of the securities portfolio.

On the liabilities side, decreases in overnight repurchase agreements were offset by increases in total deposits. Between December 31, 2014 and September 30, 2015, overnight repurchase agreements declined $11.6 million while total deposits increased $12.5 million. The decline in overnight repurchase agreements was primarily due to seasonal changes in the balances of two large customers. The overall increase in deposits was made up of an increase of $17.3 million in low-cost deposits and a decrease of $4.8 million in time deposits. The Company sets its rates on time products in relation to the average rates in its market in order to manage interest rate risk. Anticipated funding needs also play a role in the pricing of time deposit offerings. As the Company was able to fund its loan growth in the first nine months of 2015 through the asset side of the balance sheet, only minimal deposit growth was needed. As a result, interest rates on time deposits were not changed significantly in the third quarter of 2015.

Also on the liability side of the balance sheet, FHLB advances decreased $5.0 million when comparing the balance sheet as of December 31, 2014 to the balance sheet as of September 30, 2015. During the second quarter of 2014, the Company took out a $5 million one-year advance to fund loan growth and take advantage of the low interest rate available at that time. In the second quarter of 2015, this advance was repaid while an overnight advance was taken out for $20 million. The overnight advance, which was repaid on July 2, was needed to fund a temporary liquidity shortfall caused by the decrease in overnight purchase agreements.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of September 30, 2015.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of September 30, 2015
(dollars in thousands)

	Amount	Percent
Subprime	$21,051	13.89%
Non-subprime	130,471	86.11%
	$151,522	100.00%

Total loans	$570,457

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.69%

In addition to the subprime loans secured by real estate discussed above, as of September 30, 2015, the Company had an additional $1.1 million in subprime consumer loans that were either not government guaranteed, were unsecured or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of September 30, 2015 were $22.2 million, amounting to 3.88% of the Company's total loans at September 30, 2015.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Average assets for the first nine months of 2015 were $883.9 million compared to $867.5 million for the first nine months of 2014, an increase of $16.4 million or 1.90%. The increase in total average assets is mainly due to an increase in average interest bearing due from banks and other nonearning assets. As average demand deposits and average stockholders' equity increased, the increase was not immediately absorbed by loan growth and was placed in interest bearing due from banks until it could be invested in loans. Nonearning assets increased by $11.0 million and $13.0 million for the three and nine months ending September 30, 2015 as compared to the same period in 2014. The majority of the increase is due to changes in a corresponding bank relationship which allows the Company to use balances to offset certain noninterest expenses. Although these balances do not earn interest, the reduction in costs more than offsets the lost interest income. Increases in the average fair value of the Company's securities portfolio also contributed to the increase in average total assets when comparing both the three and nine months ended September 30, 2015 and 2014.

Comparing the first nine months of 2014 to the first nine months of 2015, lower yielding balances held in investment securities moved to higher yielding loans. Average loans increased $48.8 million and average investment securities decreased by $45.9 million when comparing the first nine months of 2015 to the same period in 2014. Similar trends were seen in the third quarter of 2015 when compared to the third quarter of 2014, with average investment securities decreasing $40.9 million and average loans increasing $50.3 million. The Company will continue to monitor the loan portfolio and securities portfolio and take steps to adjust the mix of assets as needed.

Capital Resources
Total stockholders' equity as of September 30, 2015 was $90.8 million, an increase of $2.3 million or 2.65% from $88.5 million at December 31, 2014. New capital requirements known as the Basel III Final Rules were effective January 1, 2015.

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

The following is a summary of the Company's capital ratios at September 30, 2015. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2015
	Regulatory	September 30, 2015
	Minimums
Common Equity Tier 1 Capital	4.50%	13.82%
Tier 1 Capital	6.00%	13.82%
Tier 1 Leverage	4.00%	10.94%
Total Capital	8.00%	14.88%

Book value per share was $18.32 at September 30, 2015 as compared to $17.53 at September 30, 2014. Cash dividends were $1.2 million or $0.25 per share in the first nine months of 2015 and $942 thousand or $0.19 per share in the first nine months of 2014.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of September 30, 2015, the Bank's unpledged, available-for-sale securities totaled $82.8 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the third quarter of 2015, the Company had $237.2 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the third quarter of 2015, the Company had $50.0 million available in federal funds lines to handle any short-term borrowing needs.

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

As of September 30, 2015, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2014 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2015, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2014 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive as of September 30, 2015. It should be noted, however, that non-maturing deposit liabilities, which consist of money market, savings and interest-bearing and noninterest-bearing checking accounts, are less interest sensitive than other market driven deposits. At September 30, 2015, non-maturing deposit liabilities totaled $510.6 million or 70.03% of total deposit liabilities.

In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historical data. Using the decay rate, the model reveals that the Company is asset sensitive at the one-year time frame as of September 30, 2015.

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

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at September 30, 2015. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate annual decrease of 0.60% in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate annual increase of 0.54% in net interest income and that a 100 basis point ramped rise in rates would cause an approximate annual increase of 0.77% in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended September 30, 2015, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended September 30, 2015, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company has made no changes to the procedures by which security holders may recommend nominees to its board of directors.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated March 8, 2011 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 10, 2011)

10.6	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 30, 2015, as updated by Form 8-K/A filed October 19, 2015)

10.13	Separation Agreement and General Release by and between Louis G. Morris and Old Point Financial Corporation and The Old Point National Bank of Phoebus, dated September 8, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2015), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 9, 2015	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 9, 2015	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)