Form 10-K
period 2015-12-31
OLD POINT FINANCIAL CORP
filed 2016-03-11
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-K
_______________
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes [ ]                                No [X]

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2015 was $52,177,061 based on the closing sales price on the NASDAQ Capital Market of $15.63.

There were 4,959,009 shares of common stock outstanding as of March 8, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 24, 2016, are incorporated by reference in Part III of this report.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2015, the Bank had 18 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers.

The Company's primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2015, the Company had assets of $896.8 million, loans of $568.5 million, deposits of $746.5 million, and stockholders' equity of $93.2 million. At year-end, the Company and its subsidiaries had a total of 296 employees, 21 of whom were part-time.

MARKET AREA AND COMPETITION

The Company's market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world's largest natural deep-water harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau's 2010 census and the third largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. The market area is serviced by 67 banks, savings institutions and credit unions and, in addition, branches of virtually every major brokerage house serve the Company's market area.

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

Concurrently, the Company continues to build a stronger presence in the business banking market, where greater opportunities for fee-based revenues and cross-selling exist. In 2009, the Company expanded its treasury services offerings by adding a Corporate Banking group and expanding its product offerings to match those offered by larger institutions. This expansion has continued throughout 2015 with an aim towards growth and relationship development. Through these business banking capabilities, the Company is able to service a highly lucrative market that offers the opportunities to identify new revenue streams and cross-sell additional products.

Personal assets held by non-banks are difficult to track at a local level, so research relies on deposits reported by governmental agencies to measure market share. In 2015, the Company held tenth place with 2.49% market share of all Hampton Roads deposits, as compared to 2.60% market share in 2014. On the Peninsula, the Company retains first place in Hampton with 31.69% market share and deposit growth from 2014 of over $17.0 million. While deposits dropped in James City County from 2014 by $732 thousand, deposits grew from 2014 in Newport News by over $2.0 million and in York County by $736 thousand.

In Southside Hampton Roads, the Company increased deposit share in Virginia Beach by $249 thousand over 2014 and moved up in rank from thirteenth to eleventh. However, in the Chesapeake, Isle of Wight County and Norfolk markets deposits decreased from 2014 by $435 thousand, $247 thousand and $4 million, respectively. Combined with heightened marketing efforts, the staff in the Company's newer locations continues to work diligently to increase the Company's name recognition in their respective regions of the Hampton Roads MSA.

The Company also faces competitive pressure from credit unions. The three largest credit unions headquartered in the Hampton Roads MSA are Chartway Federal Credit Union, Langley Federal Credit Union, and Newport News Shipbuilding Employees' Credit Union with deposits totaling approximately $1.8 billion, $1.6 billion and $1.1 billion, respectively. Both Chartway Federal Credit Union and Langley Federal Credit Union posted a positive growth rate for 2015.

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

General. The Company continues to experience a period of rapidly changing regulations and an environment of constant regulatory reform. These regulatory changes have had and will continue to have a significant impact on how the Company conducts its business. The most significant of these laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), adopted on July 21, 2010, to implement significant structural reforms to the financial services industry. The full extent of the Dodd-Frank Act and other potential regulatory reforms cannot yet be fully determined and will depend to a large extent on regulations that will be adopted in the future.

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

As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the Comptroller). The prior approval of the Comptroller or other appropriate bank regulatory authority is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the constituent organizations and the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act (the CRA) and fair housing initiatives, the data security and cybersecurity infrastructure of the constituent organizations and the combined organization, and the effectiveness of the subject organizations in combating money laundering activities. Each depositor's account with the Bank is insured by the FDIC to the maximum amount permitted by law. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by federal banking law.

As a non-depository national banking association, Trust is subject to regulation, supervision and regular examination by the Comptroller. Trust's exercise of fiduciary powers must comply with Regulation 9 promulgated by the Comptroller and with Virginia law.

The regulations of the FRB, the Comptroller and the FDIC govern most aspects of the Company's business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, and numerous other matters.  Further, the federal bank regulatory agencies have adopted guidelines and released interpretive materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies.  These standards relate to the institution's key operating functions, including but not limited to internal controls, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation of management, information systems, data security and cybersecurity, and risk management.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Company's business is particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

Basel III Capital Framework. The federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Final Rules).  For purposes of these capital rules, (i) common equity Tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists principally of Tier 1 capital plus qualifying subordinated debt and preferred stock, and limited amounts of an institution's allowance for loan losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules.  The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, including, importantly, applying higher risk weightings to certain commercial real estate loans.

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

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, and primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules.  For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  These deductions from and adjustments to regulatory capital are generally subject to a phase in period, which began in 2015 and will continue through 2018.

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

Under the Federal Deposit Insurance Act (FDIA), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

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

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the "designated reserve ratio." Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent – which requirement will be met through rules proposed by the FDIC during 2015. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. The FDIC has adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

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

The CFPB is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth in Lending Act and the Real Estate Settlement Procedures Act).  As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution's prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB's consumer protection activities on the Company cannot be forecast.

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

The Bank's mortgage origination activities are also subject to Regulation Z, which implements the Truth in Lending Act.  Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms.  Alternatively, a  mortgage  lender  can  originate  "qualified mortgages", which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank does not originate first mortgage loans at this time, and the first mortgages it purchases comply with Regulation Z's "qualified mortgage" rules. The Bank does originate second mortgages, or equity loans, and these loans do not conform to the qualified mortgage criteria but comply with applicable ability-to-repay rules.

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

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance. The Company's profitability depends in substantial part on its net interest margin, which is the difference between the rates received on loans and investments and the rates paid for deposits and other sources of funds. The net interest margin depends on many factors that are partly or completely outside of the Company's control, including competition; federal economic, monetary and fiscal policies; and economic conditions. Changes in interest rates affect operating performance and financial condition. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company's net interest margin and, in turn, its profitability. In December 2015, the FRB's Federal Open Market Committee raised the target range for the federal funds rate, which is the interest rate at which depository institutions lend reserve balances to other depository institutions overnight, to 0.25%-0.50%, which was the first change since the target range was lowered to 0%-0.25% in 2008. The FOMC's monetary policy remains accommodative after this increase, and the overall low interest rate environment is expected to continue in 2016. Continued low interest rates could put further pressure on the yields generated by the Company's loan portfolio and on the Company's net interest margin. At December 31, 2015, based on scheduled maturities only, the Company's balance sheet was liability sensitive at the one-year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment. However, when using decay rates to simulate maturities for non-maturing deposits, the Company's balance sheet as of December 31, 2015 is asset sensitive at the one-year time frame. When the Company is asset sensitive, the net interest margin should rise if rates rise and should fall if rates fall. For additional details, See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Interest Sensitivity" in Item 7 of this report on Form 10-K.

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

System failures, interruptions, breaches of security, or the failure of a third-party provider to perform its obligations could adversely impact the Company's business operations and financial condition. Communications and information systems are essential to the conduct of the Company's businesses, as such systems are used to manage customer relationships, general ledger, deposits and loans. While the Company has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, the Company's information, security, and other systems may stop operating properly or become disabled or damaged as a result of a number of factors, including events beyond the Company's control, such as sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, and cyber-attacks. Information security risks have increased in recent years in part because of the proliferation of new technologies to conduct financial transactions and the increased sophistication and activities of hackers, activists and other external parties. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. In addition, any compromise of the security systems could deter customers from using the Bank's website and online banking service, both of which involve the transmission of confidential information. The security and authentication precautions imposed by the Company and the Bank may not protect the systems from compromises or breaches of security, which would adversely affect the Company's results of operations and financial condition.

In addition, the Company outsources certain data processing to certain third-party providers. Accordingly, the Company's operations are exposed to risk that these third-party providers will not perform in accordance with the contracted arrangements under service agreements. If the third-party providers encounter difficulties, or if the Company has difficulty in communicating with them, the Company's ability to adequately process and account for customer transactions could be affected, and the Company's business operations could be adversely impacted. Further, a breach of a third-party provider's technology may cause loss to the Company's customers. Replacing these third-party providers could also create significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

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

Weaknesses in the commercial real estate markets could negatively affect the Company's financial performance due to the Company's concentration in commercial real estate loans. At December 31, 2015, the Company had $297.4 million, or 52.32%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans expose the Company to a greater risk of loss than residential real estate and consumer loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Consequently, an adverse development with respect to one commercial real estate loan or credit relationship exposes the Company to a significantly greater risk of loss compared to an adverse development with respect to one residential real estate loan. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Repayment of commercial real estate loans may, to a greater extent than residential real estate loans, be subject to adverse conditions in the real estate market or economy. Weak economic or market conditions may impair a borrower's business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company's loans. The deterioration of one or more of the Company's significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial performance.

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

The small-to-medium size businesses the Company targets may have fewer financial resources to weather a downturn in the economy, which could materially harm operating results. The Company targets individual and small-to-medium size business customers. Small-to-medium-size businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand and compete and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower's ability to repay a loan. In addition, the success of a small-to-medium size business often depends on the management talents and efforts of one or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact businesses in the Company's primary service area could have a proportionately greater impact on small-to-medium-size businesses and accordingly could cause the Company to incur substantial credit losses that could negatively affect its results of operations and financial condition.

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

In recent years, the market value of real estate declined considerably. While values have begun to recover, certain of the Company's loans remain under-collateralized. Some of these loans have become troubled and have been foreclosed upon, and the Company was unable to realize the expected value of the collateral. Due to these events, the Company has established a valuation reserve for other real estate owned (OREO), including foreclosed assets, which negatively affects the Company's earnings in periods in which a provision is added to the valuation reserve.

In addition, the decline in real estate values has caused and could continue to cause the Company to experience losses when selling OREOs. These factors have had an adverse effect on operating results.

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

The Dodd-Frank Act has increased the Company's regulatory compliance burden and associated costs, placed restrictions on certain products and services and limited its future capital raising strategies. A wide range of regulatory initiatives directed at the financial services industry has been proposed and/or implemented in recent years. Since its enactment in 2010, the Dodd-Frank Act has increased the Company's regulatory compliance burden and its continuing implementation will likely continue to increase the Company's regulatory compliance burden and may have a material adverse effect on the Company, by increasing the costs associated with regulatory examinations and compliance measures.

One of the Dodd-Frank Act's significant regulatory changes is the creation of the CFPB, a financial consumer protection agency that has the authority to impose new regulations and include its examiners in routine regulatory examinations conducted by the Comptroller. The CFPB is reshaping the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act's prohibitions against unfair, deceptive and abusive business practices, directly impacting the business operations of financial institutions offering consumer financial products or services, including the Company and the Bank. This agency's broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the CFPB generally has jurisdiction over banks with $10 billion or more in assets, rules, regulations and policies issued by the CFPB may also apply to the Company, the Bank and/or Trust through the adoption of such policies and best practices by the FRB, Comptroller and FDIC.

The full costs and limitations related to this additional regulatory agency and the limitations and restrictions that may be placed upon the Company with respect to its consumer product and service offerings have yet to be determined in their entirety. However, the Company has already experienced a reduction in overdraft fee income due to regulatory changes promulgated under Dodd-Frank, with income from overdraft fees declining $860 thousand, or 22.93%, when comparing 2010 to 2015. Additional costs, limitations and restrictions may have a material impact on the Company's business, financial condition and results of operations.

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

Compliance with the CFPB regulations aimed at the mortgage banking industry may require substantial changes to mortgage lending systems and processes that may adversely affect income from the Company's residential mortgage activities. The CFPB has finalized a number of significant rules that impact nearly every aspect of the lifecycle of a residential real estate loan. Among other things, the rules adopted by the CFPB require mortgage lenders either to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate "qualified mortgages." In June 2015, the CFPB issued rules that combined disclosures previously established by the Truth in Lending Act and the Real Estate Settlement Procedures Act into a single disclosure referred to as the TILA-RESPA Integrated Disclosure, or TRID. TRID applies to most closed-end mortgage loans and overhauls the manner in which mortgage loan origination disclosures are made.

Although the Company does not originate or sell first mortgage loans at this time, it may elect to do so in the future, and TRID does apply to the mortgages it purchases. TRID also applies to second mortgages originated by the Company (but not to equity lines of credit). During 2015, the Company made significant changes to its residential real estate business, including investments in technology and employee training. These CFPB rules, in addition to other previously-issued and to-be-issued CFPB regulations, could materially affect the Company's ability to originate and sell residential real estate loans or limit the terms on which the Company may offer products, which could adversely affect the Company's financial condition and results of operations.

The Basel III Final Rules require higher levels of capital and liquidity, which could adversely affect the Company's net income and return on equity. The capital adequacy and liquidity guidelines applicable to the Company and the Bank under the Basel III Final Rules began to be phased in beginning in 2015. The Basel III Final Rules, when fully phased in, will require the Company and the Bank to maintain substantially more capital as a result of higher minimum capital levels and more demanding regulatory capital risk-weightings and calculations. The changes to the standardized calculations of risk-weighted assets are complex and may create enormous compliance burdens for the Company and the Bank. The Basel III Final Rules will require the Company and the Bank to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and may increase dramatically risk-weighted assets as a result of applying higher risk weightings to many types of loans and securities. As a result, the Company and the Bank may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, which may have a detrimental impact on the Company's net income.

If the Company were to require additional capital as a result of the Basel III Final Rules, it could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in raising capital that significantly dilutes existing stockholders. Additionally, the Company may be forced to limit banking operations and activities, and growth of loan portfolios and interest income, to focus on retention of earnings to improve capital levels. Higher capital levels may also lower the Company's return on equity.

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

The allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. There is no precise method to predict loan losses. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect, and have in recent years materially and adversely affected, the Company's operating results.

The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolutions, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, that may be beyond the Company's control and these future losses may exceed current estimates. If management's assumptions prove to be incorrect or if the Company experiences significant loan losses in future periods, the current level of the allowance for loan losses may not be adequate to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. In addition, federal regulatory agencies, as an integral part of their examination process, review the Company's loans and allowance for loan losses and may require an increase in the allowance for loan losses or recognition of additional loan charge-offs, based on judgments different from those of management. While management believes that the Company's allowance is adequate to cover current losses, the Company cannot assure investors that it will not need to increase the allowance or that regulators will not require the allowance to be increased. Either of these occurrences could materially and adversely affect earnings and profitability.

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

These techniques determine, to a significant extent, the Company's cost of funds for lending and investing. These techniques, all of which are outside the Company's control, may have an adverse effect on deposit levels, net interest margin, loan demand or the Company's business and operations.

Deposit insurance premiums could increase in the future, which may adversely affect future financial performance. The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a certain level. Economic conditions from 2008 to 2011 increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF. Although the DIF has since been replenished, a similar economic downturn in the future could require measures similar to those implemented during the last financial crisis, such as special assessments or required prepayments of insurance premiums. If the FDIC takes action to replenish the DIF, or if the Bank's asset size increases, the Bank's FDIC insurance premiums could increase, which could have an adverse effect on the Company's results of operations.

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

The Company and its subsidiaries are subject to operational risk, which could adversely affect business, financial condition and results of operation. The Company and its subsidiaries, like all businesses, are subject to operational risk, including the risk of loss resulting from human error, fraud or unauthorized transactions due to inadequate or failed internal processes and systems, and external events that are wholly or partially beyond the Company's control (including, for example, computer viruses or electrical or telecommunications outages). Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. The Company and its subsidiaries have established a system of internal controls to address these risks, but there are inherent limitations to such risk management strategies as there may exist, or develop in the future, risks that are not anticipated, identified or monitored. Any losses resulting from operational risk could take the form of explicit charges, increased operational costs, litigation costs, harm to reputation or forgone opportunities, loss of customer business, or the unauthorized release, misuse, loss or destruction of proprietary information, any and all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's directors and executive officers own a significant portion of the Company's common stock and can exert significant influence over its business and corporate affairs. The Company's directors and executive officers, as a group, beneficially owned 32.68% of the Company's common stock as of June 30, 2015. Consequently, if they vote their shares in concert, they can significantly influence the outcome of matters submitted to the Company's stockholders for approval, including the election of directors. The interests of the Company's directors and executive officers may conflict with the interests of other holders of the Company's common stock, and the Company's directors and executive officers may take actions affecting the Company with which other holders of the Company's common stock disagree.

Future sales of the Company's common stock by stockholders or the perception that those sales could occur may cause the common stock price to decline. Although the Company's common stock is listed for trading on the NASDAQ Capital Market, the trading volume in the common stock may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the potential for lower relative trading volume in the common stock, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of the Company's common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

Future issuances of the Company's common stock could adversely affect the market price of the common stock and could be dilutive. The Company may issue additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of the Company's common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, could materially adversely affect the market price of the common stock and could be dilutive to stockholders. Any decision the Company makes to issue common stock in the future will depend on market conditions and other factors, and the Company cannot predict or estimate the amount, timing, or nature of possible future issuances of common stock. Accordingly, holders of the Company's common stock bear the risk that future issuances of securities will reduce the market price of the common stock and dilute their stock holdings in the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, the Company owned the main office, which includes a branch, located in Hampton, Virginia; the corporate headquarters, which includes a branch; six office buildings; and 12 branches. All of these are owned directly and free of any encumbrances. The land at the Fort Monroe branch is leased by the Company under an agreement that expires in June 2017. Two of the remaining three branches are leased from unrelated parties. The Crown Center branch is leased from Crown Center Associates, LLC, which is indirectly owned by Michael Glasser, a member of the Company's Board of Directors. These three branch leases have renewal options that expire anywhere within two to nine years from December 31, 2015.

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

Item 4. Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years
Robert F. Shuford, Sr. (78)	1965	Banker
Chairman, President & Chief Executive Officer
Old Point Financial Corporation

Robert F. Shuford, Jr. (51)	2015	Banker
Executive Vice President/Bank
Old Point Financial Corporation

Laurie D. Grabow (58)	1999	Banker
Chief Financial Officer & Senior Vice President/Finance
Old Point Financial Corporation

Eugene M. Jordan, II (61)	2003	Banker
Secretary & Executive Vice President/Trust
Old Point Financial Corporation

Joseph R. Witt (55)	2008	Banker
Chief Business Development Officer & Senior Vice President
Old Point Financial Corporation

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of March 8, 2016 was 1,119. On that date, the closing price of the Company's common stock on the NASDAQ Capital Market was $19.14. The range of high and low sale prices and dividends paid per share of the Company's common stock for each quarter during 2015 and 2014 is presented in Item 7 of this report on Form 10-K under "Capital Resources" and is incorporated herein by reference. Additional information related to restrictions on funds available for dividend declaration can be found in Note 17 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company's common stock under this plan during 2015. There is currently no stated expiration date for this program.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. No such repurchases occurred during 2015.

Item 6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2015	2014	2013	2012	2011
(dollars in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$30,295	$30,289	$29,823	$32,580	$36,251
Interest expense	3,632	3,849	4,680	5,774	6,715
Net interest income	26,663	26,440	25,143	26,806	29,536
Provision for loan losses	1,025	600	1,300	2,400	3,700
Net interest income after provision for loan losses	25,638	25,840	23,843	24,406	25,836
Net gains (losses) on available-for-sale securities	76	2	(26)	2,313	787
Noninterest income	13,060	12,642	12,799	12,646	11,409
Noninterest expenses	35,086	34,172	33,105	34,183	33,679
Income before income taxes	3,688	4,312	3,511	5,182	4,353
Income tax expense	54	196	348	995	1,063
Net income	$3,634	$4,116	$3,163	$4,187	$3,290

FINANCIAL CONDITION

Total assets	$896,787	$876,280	$864,288	$907,499	$849,504
Total deposits	$746,471	$716,654	$725,405	$753,816	$690,879
Total loans	$568,475	$535,994	$500,699	$471,133	$520,327
Stockholders' equity	$93,176	$88,497	$80,761	$89,300	$85,865
Average assets	$884,386	$869,965	$881,378	$869,436	$853,849
Average equity	$90,433	$85,550	$84,695	$87,912	$83,322

PERTINENT RATIOS

Return on average assets	0.41%	0.47%	0.36%	0.48%	0.39%
Return on average equity	4.02%	4.81%	3.73%	4.76%	3.95%
Dividends paid as a percent of net income	46.40%	31.32%	34.49%	23.67%	30.12%
Average equity as a percent of average assets	10.23%	9.83%	9.61%	10.11%	9.76%

PER SHARE DATA

Basic earnings per share	$0.73	$0.83	$0.64	$0.84	$0.66
Diluted earnings per share	$0.73	$0.83	$0.64	$0.84	$0.66
Cash dividends declared	$0.34	$0.26	$0.22	$0.20	$0.20
Book value	$18.79	$17.85	$16.29	$18.01	$17.31

GROWTH RATES

Year-end assets	2.34%	1.39%	-4.76%	6.83%	-4.21%
Year-end deposits	4.16%	-1.21%	-3.77%	9.11%	1.72%
Year-end loans	6.06%	7.05%	6.28%	-9.45%	-11.30%
Year-end equity	5.29%	9.58%	-9.56%	4.00%	6.07%
Average assets	1.66%	-1.29%	1.37%	1.83%	-7.66%
Average equity	5.71%	1.01%	-3.66%	5.51%	0.98%
Net income	-11.71%	30.13%	-24.46%	27.26%	112.67%
Cash dividends declared	30.77%	18.18%	10.00%	0.00%	-20.00%
Book value	5.27%	9.58%	-9.55%	4.04%	5.55%

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates and yields; general economic and general business conditions, including unemployment levels; uncertainty over future federal spending or the effects of federal budget cuts, particularly to the Department of Defense, on the Company's service area; changes associated with the new leadership of the Bank; effects of the transfer of the securities portfolio from held-to-maturity securities to available-for-sale securities; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; turnover times experienced by the mortgage companies to which the Company has extended warehouse lines of credit; the federal government's guarantee of repayment of student loans purchased by the Company; the ability of the Company to diversify its sources of noninterest income; the effect of the Company's sales training efforts for branch staff; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; application of the Basel III capital standards to the Company and its subsidiaries; FDIC premiums and/or assessments; demand for loan and other banking products and financial services in the Company's primary service area; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management's modeling systems; technology; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Comptroller, U.S. Treasury and the Federal Reserve Board.

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

Executive Overview
Description of Operations
Headquartered in Hampton, Virginia, the Company is the parent company of Trust and the Bank. Trust is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers. The Bank is an independent community bank. The Bank has 18 branches throughout the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County.

Management Initiatives in 2015
Similarly to 2014, management's 2015 initiatives were to improve asset quality, grow the loan portfolio, expand the Company's noninterest income, and concentrate on improving the Company's efficiency. Management believes substantial progress was made with respect to all four initiatives.

Management was able to improve asset quality as is evident by the $1.1 million reduction in nonperforming assets and the $1.4 million reduction in impaired loans when comparing December 31, 2014 and 2015. Details of the improvement of asset quality can be found in the Nonperforming Assets section of the Management's Discussion and Analysis of this report on Form 10-K. In addition, noninterest income was $492 thousand higher for the year ended December 31, 2015 as compared to 2014. The loan portfolio grew by $31.8 million when comparing net loans on December 31, 2015 to December 31, 2014. Finally, the Company continued to focus on efficiency, with a net decrease of four employees during 2015, to 296 employees.

In the third quarter of 2015, the Bank experienced a change in leadership with the appointment of a new president following the retirement of its former president. This change in leadership provided the Company with the opportunity to re-evaluate its credit culture, sales management process, and investment strategy. In combination with the progress made on the 2015 initiatives, management believes these changes leave the Company well positioned for improved income in future years, which will provide value to stockholders and the community.

Primary Financial Data for 2015
The Company earned $3.6 million in 2015, as compared to net income of $4.1 million in 2014, a decrease of $482 thousand or 11.71%. The decrease in net income was due to a higher provision for loan losses and higher noninterest expense. The provision for loan losses increased $425 thousand mainly due to growth in the loan portfolio, while noninterest expense increased due to increases in salaries and employee benefits and occupancy and equipment expenses.

Assets as of December 31, 2015 were $896.8 million, an increase of $20.5 million or 2.34% compared to assets as of December 31, 2014. During 2015, the Company continued the loan growth seen in 2013 and 2014, funding this growth mainly from increases in low-cost deposits and cash flows from the securities portfolio. Net loans grew $31.8 million, or 6.02%, over the year, while low-cost deposits increased $43.1 million, or 8.74%, and securities declined $15.2 million, or 6.64%. In years prior to 2013, the Company experienced a lack of quality loan demand in its market area and invested excess funds in securities that could be readily liquidated as the Company waited for loan demand to recover. This recovery began in the second half of 2013 and continued through 2015.

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

The Company's allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. Management's estimate is based on certain observable, historical data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; discounted cash flow analysis; loan volumes; geographic, borrower and industry concentrations; the findings of internal credit quality assessments; and results from external bank regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

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

The loan portfolio is segmented into pools, based on the loan classifications as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report) and collectively evaluated for impairment. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1-29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2015 and December 31, 2014, the Company had no loans in these categories.

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

Earnings Summary
Net income was $3.6 million, or $0.73 per diluted share, in 2015 compared to $4.1 million, or $0.83 per diluted share, in 2014. This decrease was due to a higher provision for loan losses and higher noninterest expense, partially offset by increases in net interest income and noninterest income. Growth in the loan portfolio required the Company to set aside additional funds through the provision for loan losses. Noninterest expense increased due to additional expenses for salaries and employee benefits and occupancy and equipment. The increase in net interest income before the provision was mainly due to decreases in interest expense as a result of lower time account balances, while noninterest income increased primarily due to additional income from Old Point Mortgage LLC, a joint venture between the Bank and Tidewater Mortgage Services (Old Point Mortgage).

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Net interest income, on a fully tax-equivalent basis, was $27.7 million in 2015, an increase of $259 thousand from 2014 and an increase of $1.8 million from 2013. The net interest margin was 3.56% in 2015 as compared to 3.57% in 2014 and 3.23% in 2013.

When comparing 2015 to 2014, the following changes were noted. Tax equivalent interest income increased $42 thousand, or 0.13%. Average earning assets increased $8.1 million, or 1.06%. Total average loans increased $46.4 million, or 8.96%, and average investment securities decreased $36.5 million, or 15.28%, as continued loan demand allowed the Company to shift its assets from securities to loans.

The Company's portfolio of mortgage-backed securities generates cash flows on a monthly basis, which are typically re-invested into loans. In the fourth quarter of 2015, management began a re-examination of its strategy for the securities portfolio given the current and anticipated future interest rate environments. While this analysis was in progress, excess cash flows generated by the Company's portfolio of mortgage-backed securities were allowed to remain in cash and due from banks. On a combined basis, average cash and due from banks and interest-bearing due from banks increased $6.7 million, or 21.41%, during 2015. Although this reduced interest income in 2015, management believes that its new investment strategy will provide the Company with additional liquidity and flexibility in future years.

Interest income was also impacted by continued declines in average loan yields, from 4.83% in 2014 to 4.63% in 2015. Management expects that the Company's loan yields will continue to decline, due to intense competition for quality loans and rate reductions on loans currently held in the portfolio. The reduction in loan yields will likely continue in 2016 at approximately the same pace seen in 2015, depending on monetary policy actions taken by the Federal Open Market Committee (FOMC). Although the FOMC did raise the target range for the federal funds rate in December of 2015, predictions for future rate increases are varied. Barring additional rate increases by the FOMC in 2016, management expects continued declines in loan yields. To partially offset this anticipated decline, management has placed an increased focus on managing the mix of the liabilities in order to increase low cost funds and reduce high cost funds when possible. If the FOMC does increase the target rate in 2016, management expects that the decline in loan yields will slow or stop. Based on current predictions of the FOMC's likely actions with regards to the target range, management does not expect loan yields to increase in 2016.

Interest expense decreased $217 thousand, or 5.64% in 2015 as compared to 2014, while average interest-bearing liabilities decreased $3.8 million, or 0.63%. The cost of interest-bearing liabilities decreased 3 basis points due to the low interest rate environment. As discussed above, management has focused on adjusting the composition of its interest-bearing liabilities, specifically by allowing high-cost time deposits to reduce. Management expects that the reduction of the Company's interest expense will continue to slow in the future, because the majority of the higher cost time deposits have repriced to current, lower market rates. However, management will continue to focus on the mix of deposits as stated above, by actively targeting new noninterest bearing deposits.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I
AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2015			2014			2013
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS

Loans	$563,534	$26,106	4.63%	$517,183	$24,959	4.83%	$471,203	$23,769	5.04%
Investment securities:
Taxable	130,541	2,510	1.92%	164,755	3,562	2.16%	229,914	4,547	1.98%
Tax-exempt	71,831	2,520	3.51%	74,112	2,580	3.48%	55,745	2,042	3.66%
Total investment securities	202,372	5,030	2.49%	238,867	6,142	2.57%	285,659	6,589	2.31%
Interest-bearing due from banks	5,848	15	0.26%	5,356	13	0.24%	37,581	96	0.26%
Federal funds sold	1,860	2	0.11%	3,515	5	0.14%	1,906	1	0.05%
Other investments	2,373	133	5.60%	2,944	125	4.25%	3,374	96	2.85%
Total earning assets	775,987	31,286	4.03%	767,865	31,244	4.07%	799,723	30,551	3.82%
Allowance for loan losses	(7,404)			(7,062)			(7,239)
	768,583			760,803			792,484

Cash and due from banks	31,858			25,700			13,446
Bank premises and equipment, net	41,988			42,277			36,188
Other assets	41,957			41,185			39,260

Total assets	$884,386			$869,965			$881,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Time and savings deposits:
Interest-bearing transaction accounts	$11,219	$4	0.04%	$11,537	$5	0.04%	$11,129	$6	0.05%
Money market deposit accounts	228,627	186	0.08%	213,918	179	0.08%	199,848	234	0.12%
Savings accounts	74,436	37	0.05%	73,576	46	0.06%	62,562	62	0.10%
Time deposits, $100,000 or more	113,945	1,111	0.98%	108,630	1,038	0.96%	126,127	1,436	1.14%
Other time deposits	107,142	1,033	0.96%	128,383	1,316	1.03%	157,154	1,683	1.07%

Total time and savings deposits	535,369	2,371	0.44%	536,044	2,584	0.48%	556,820	3,421	0.61%
Federal funds purchased, repurchase agreements and other borrowings	30,777	30	0.10%	32,848	32	0.10%	31,182	35	0.11%
Federal Home Loan Bank advances	27,466	1,231	4.48%	28,507	1,233	4.33%	25,000	1,224	4.90%

Total interest-bearing liabilities	593,612	3,632	0.61%	597,399	3,849	0.64%	613,002	4,680	0.76%
Demand deposits	194,677			184,555			180,538
Other liabilities	5,664			2,461			3,143

Total liabilities	793,953			784,415			796,683
Stockholders' equity	90,433			85,550			84,695

Total liabilities and stockholders' equity	$884,386			$869,965			$881,378

Net interest margin		$27,654	3.56%		$27,395	3.57%		$25,871	3.23%

* Computed on a fully taxable equivalent basis using a 34% rate.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities and changes in interest rates.

	Table II
	VOLUME AND RATE ANALYSIS*
	(in thousands)

	2015 vs. 2014			2014 vs. 2013			2013 vs. 2012
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:			Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
EARNING ASSETS
Loans	$2,237	$(1,090)	$1,147	$2,319	$(1,129)	$1,190	$(390)	$(2,406)	$(2,796)
Investment securities
Taxable	(740)	(312)	(1,052)	(1,289)	304	(985)	(668)	(23)	(691)
Tax-exempt	(79)	19	(60)	673	(135)	538	1,264	(254)	1,010
Total investment securities	(819)	(293)	(1,112)	(616)	169	(447)	596	(277)	319

Federal funds sold	(2)	(1)	(3)	1	3	4	0	(1)	(1)
Other investments **	(1)	11	10	(153)	99	(54)	41	(5)	36
Total earning assets	1,415	(1,373)	42	1,551	(858)	693	247	(2,689)	(2,442)

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	0	(1)	(1)	0	(1)	(1)	0	(1)	(1)
Money market deposit accounts	12	(5)	7	16	(71)	(55)	35	(123)	(88)
Savings accounts	1	(10)	(9)	11	(27)	(16)	9	0	9
Time deposits, $100,000 or more	51	22	73	(199)	(199)	(398)	(60)	(117)	(177)
Other time deposits	(218)	(65)	(283)	(308)	(59)	(367)	(195)	(350)	(545)
Total time and savings deposits	(154)	(59)	(213)	(480)	(357)	(837)	(211)	(591)	(802)
Federal funds purchased, repurchase
agreements and other borrowings	(2)	0	(2)	2	(5)	(3)	2	(22)	(20)
Federal Home Loan Bank advances	(45)	43	(2)	172	(163)	9	(273)	1	(272)
Total interest-bearing liabilities	(201)	(16)	(217)	(306)	(525)	(831)	(482)	(612)	(1,094)

Change in net interest income	$1,616	$(1,357)	$259	$1,857	$(333)	$1,524	$729	$(2,077)	$(1,348)

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2015. It should be noted, however, that non-maturing, interest-bearing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2015 non-maturing, interest-bearing deposit liabilities totaled $321.4 million, or 60.48%, of total interest-bearing deposits. In a rising rate environment these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability-sensitive position. The asset/liability model allows the Company to reflect the fact that non-maturing deposits are less rate sensitive than other deposits by using a decay rate. The decay rate is a type of artificial maturity that simulates maturities for non-maturing deposits over the number of months that more closely reflects historic data. Using the decay rate, the model reveals that the Company is asset sensitive at the one-year timeframe as of December 31, 2015.

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

TABLE III
INTEREST SENSITIVITY ANALYSIS

As of December 31, 2015	Within	4-12	1-5	Over 5	Total
(in thousands)	3 Months	Months	Years	Years

Uses of Funds
Interest-bearing due from banks	$1,064	$0	$0	$0	$1,064
Federal funds sold	2,412	0	0	0	2,412
Taxable investments	20,831	301	3,291	117,441	141,864
Tax-exempt investments	0	0	14,783	57,545	72,328
Total federal funds sold and investment securities	24,307	301	18,074	174,986	217,668

Loans
Commercial	$15,569	$3,664	$12,266	$11,698	$43,197
Consumer	22,581	784	7,710	19,352	50,427
Real estate	55,433	26,156	256,944	118,311	456,844
Other	7,665	141	3,391	6,810	18,007
Total loans	101,248	30,745	280,311	156,171	568,475
Total earning assets	$125,555	$31,046	$298,385	$331,157	$786,143

Sources of funds
Interest-bearing transaction accounts	$16,789	$0	$0	$0	$16,789
Money market deposit accounts	227,824	0	0	0	227,824
Savings accounts	76,757	0	0	0	76,757
Time deposits $100,000 or more	24,205	19,811	65,081	0	109,097
Other time deposits	13,527	29,142	58,245	0	100,914
Federal funds purchased and other borrowings	0	0	0	0	0
Overnight repurchase agreements	25,950	0	0	0	25,950
Term repurchase agreements	0	0	0	0	0
FHLB advances	25,000	0	0	0	25,000
Total interest bearing liabilities	$410,052	$48,953	$123,326	$0	$582,331

Rate sensitivity GAP	$(284,497)	$(17,907)	$175,059	$331,157	$203,812

Cumulative GAP	$(284,497)	$(302,404)	$(127,345)	$203,812

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a "static" test to measure the effects of changes in interest rates on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the shock by repricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to estimate the impact on the Company's net interest income. The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2015, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates. Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)
As of December 31, 2015
Changes in Net Interest Income
Changes in Interest Rates	Amount	Percent
Up 4.00%	$535	1.95%
Up 3.00%	$388	1.42%
Up 2.00%	$208	0.76%
Up 1.00%	$75	0.27%
No change	$0	0.00%

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

The provision for loan losses was $1.0 million for the year ended December 31, 2015 as compared to $600 thousand for 2014. Loans that were charged off during 2015 totaled $897 thousand compared to $1.2 million in 2014. Recoveries amounted to $535 thousand in 2015 and $882 thousand in 2014. The Company's net loans charged off to year-end loans were 0.06% in 2015 as compared to 0.07% in 2014. The allowance for loan losses, as a percentage of year-end loans, was 1.36% in 2015 and 1.32% in 2014. Net loan charge-offs for 2015 were lower than in 2014 due to continued improvements in asset quality and the concomitant reduction in charge-offs. Although net charge-offs in 2015 were marginally higher than in 2014, net charge-offs in 2014 were substantially lower than those experienced in prior years due to the receipt of unanticipated large recoveries. While the Company did obtain some significant recoveries in 2015, the unusually high level of recoveries seen in 2014 did not re-occur.

Management believes that net loan charge-offs in subsequent years will be higher than what was experienced in 2014 and 2015, as no similarly large recoveries are anticipated in the future. The state of the local economy also significantly impacts the level of loan charge-offs. If the economy begins to contract, nonperforming assets could increase as a result of declines in real estate values and home sales or increases in unemployment rates and financial stress on borrowers. Increased nonperforming assets would cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision.

In 2015, management contributed $1.0 million to the allowance for loan losses through the provision, or $425 thousand more than the provision for the year ended December 31, 2014. This decision was based on management's evaluation of loan losses in the loan portfolio. Management's evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision.

The additional provision was mainly due to the growth in the loan portfolio. It was also impacted by impaired loans for which there was a specific allocation. While total impaired loans decreased by $1.4 million, the deteriorating condition of certain of these loans required management to set aside additional funds to cover anticipated future losses. Management believes that, if loan growth continues and current economic conditions remain stable, the loan loss provision will continue at the level seen in 2015.

Noninterest Income
Noninterest income increased $492 thousand or 3.89% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was driven by an additional $213 thousand in income from Old Point Mortgage. During the latter part of 2014 and continuing in 2015, Old Point Mortgage worked to improve its efficiencies and re-define its incentive structure for its sales staff. The success of these efforts is evident in the increased income seen in 2015, compared to 2014.

In addition to the improved income from Old Point Mortgage, most other categories of noninterest income also increased. Service charges on deposit accounts was the only category to decrease when comparing the years ended December 31, 2015 and 2014, a $98 thousand decline that was mainly driven by a decrease in overdraft fee income. Regulatory changes in recent years have curtailed this income source for most banks, including the Company. Service charges on deposit accounts not related to overdraft fees increased by $39 thousand for the year ended December 31, 2015, but that increase was offset by the $137 thousand decrease in overdraft fee income for the same period.

Income from fiduciary activities increased $111 thousand when comparing 2015 to 2014, in part because income in 2014 was artificially depressed by Trust's determination in the second quarter of that year that certain customer fees had been inadvertently charged in prior years. While the majority of the increase in income from fiduciary activities was due to the correction in 2014, estate administration income also increased and was not affected by the correction in 2014. Income from fiduciary activities is difficult to project, due to the unpredictable nature of its primary source, the market value of assets under management by Trust. However, management does expect that, over all, income from fiduciary activities will continue to trend upward in future years as a result of business development efforts.

Other service charges, commissions and fees increased $144 thousand when comparing 2015 to 2014. Additional income from merchant processing fees and brokerage sales contributed significantly to this increase, as did income from Penact. In the fourth quarter of 2013, Trust acquired Penact, a company that provides consultation, administration and valuation services for retirement plans. Revenue from Penact was $408 thousand for the year ended December 31, 2015, $71 thousand higher than in 2014.

In addition to the previously-discussed increase in income from Old Point Mortgage, other income was also increased by foreclosed property income and income from early withdrawal penalties on time deposits. Foreclosed property income increased due to foreclosures on tenant-occupied real estate. Several of these tenant-occupied properties were sold in 2015, and as a result, management expects foreclosed property income to be lower in 2016 than in 2015. Income from early withdrawal penalties increased due to a change in the Bank's fee structure for early withdrawals. With this change, management hopes to better control its interest expense when rates rise.

The Company also saw smaller increases in income from bank-owned life insurance and gain on sale of available-for-sale securities between 2014 and 2015. During the last several years, the Company has focused on restructuring its securities portfolio to improve the portfolio's cash flow, increase its yields, and reduce its susceptibility to interest rate risk.  As a result of this restructuring, the Company recorded a net gain on sales of $76 thousand in 2015, compared to $2 thousand in 2014.

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

Noninterest Expense
The Company's noninterest expense increased $914 thousand or 2.67% for the year ended December 31, 2015 as compared to the year ended December 31, 2014.  The largest increases were in salaries and employee benefits and occupancy and equipment expenses. Occupancy and equipment expenses increased $444 thousand, or 9.09% when comparing 2015 and 2014, due to the completion of the Company's new corporate headquarters. The building was completed and occupied in the second quarter of 2014, making 2015 its first full year of operations.

When comparing 2015 to 2014, salaries and employee benefits increased $863 thousand, or 4.34%, due to three main factors. The most significant of these was the retirement package provided by the Company to the retiring president of the Bank. Although the retirement package will be paid in 2016, accounting rules required that the entire amount of $353 thousand be expensed in 2015. Salaries and employee benefits was also impacted by an increase in the cost of employer-provided medical insurance of $258 thousand. In addition, the Company's expense for its pension plan, which was frozen in 2006, increased by $108 thousand due to changes in actuarial estimates.

The following categories of noninterest expense also increased in 2015 when compared to 2014: legal and audit expenses ($114 thousand), other outside service fees ($109 thousand), ATM and check losses ($42 thousand) and loss on write-down/sale of other real estate owned ($85 thousand). Legal and audit expenses increased due to legal fees paid for the negotiation and preparation of contracts with certain employees. Other outside services increased mainly as a result of outsourcing of certain information technology, loan review and audit functions requiring extremely specialized skills and expertise. Check cashing and wire frauds committed in 2015 increased ATM and check losses, while loss on write-down/sale of other real estate owned was affected by the Company's ongoing efforts to sell these properties, which are considered nonperforming assets.

These increases in noninterest expense were partially offset by decreases in other areas, the largest of which were FDIC insurance, customer development and employee professional development. FDIC insurance decreased $118 thousand due to reductions in nonperforming assets, which reduces the Company's FDIC insurance assessment rate. Reductions in charitable contributions and public relations expenses resulted in a decrease to customer development of $238 thousand. Employee professional development decreased $130 thousand due to reduced spending on external training for employees. Management is aware of the need to control noninterest expense and is working to reduce it wherever feasible.

Income tax expense was also lower in 2015 than in 2014 due to lower income. While income before income taxes declined from 2014 to 2015, tax-exempt income remained essentially flat. As a result, tax-exempt income made up a greater portion of the Company's income, reducing its effective tax rate to 1.46%. The Company also took advantage of several tax credits during 2015. Together, all of these factors reduced 2015 income tax expense by 72.45% compared to 2014.

Balance Sheet Review
At December 31, 2015, the Company had total assets of $896.8 million, an increase of $20.5 million or 2.34% compared to assets as of December 31, 2014. Net loans increased $31.8 million or 6.02%, from $528.9 million at December 31, 2014 to $560.7 million at December 31, 2015. Loan demand began to increase in 2013 and continued throughout 2014 and 2015, but until loan demand recovers significantly, the Company will likely continue to manage the interest margin by allowing higher cost funds, such as time deposits, to decrease. High-cost time deposits decreased $13.3 million or 5.95% between December 31, 2014 and December 31, 2015, while low-cost funds in the form of noninterest-bearing and savings deposits increased $43.1 million or 8.74% in the same time period.

The Company's holdings of Alternative A-paper, or "Alt-A", type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of December 31, 2015.

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

The following table details, as of December 31, 2015, the Company's loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end (i.e., equity lines of credit) and 1-4 family junior lien loans (i.e., second mortgages) for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of December 31, 2015
(dollars in thousands)

	Amount	Percent
Subprime	$20,856	13.9%
Non-subprime	129,310	86.1%
	$150,166	100.0%

Total loans	$568,475

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.67%

In addition to the subprime loans secured by real estate discussed above, as of December 31, 2015, the Company had an additional $1.1 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of December 31, 2015 were $22.0 million, amounting to 3.86% of the Company's total loans at December 31, 2015.

The Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Securities Portfolio
In February of 2016, management decided to transfer the Company's held-to-maturity securities to available-for-sale to increase the portfolio's liquidity and flexibility. Although management made this decision in the first quarter of 2016, it reflected a change in intent regarding the securities portfolio as of December 31, 2015. As the primary distinction between available-for-sale and held-to-maturity is management's intent, this transfer was effective-dated back to December 31, 2015. Due to this transfer, securities available-for-sale increased $74.8 million and securities held-to-maturity decreased $90.1 million when comparing December 31, 2015 to December 31, 2014. Classifying the securities as available-for-sale gives management the flexibility to sell the securities as needed to fund loan growth or manage the interest-rate risk in the portfolio.  As detailed in Note 3 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K, the net effect of this transfer was to increase the carrying value of the securities portfolio by $3.7 million, reduce other assets by $1.2 million, and increase other comprehensive income by $2.3 million.

Beginning in 2014 and continuing in 2015, the Company began purchasing short-term U.S. Treasury and government agency securities as part of a strategy to reduce its capital stock tax expense.  While both of these types of securities have very low yields, the anticipated future reduction in capital stock tax, included in noninterest expense, should more than offset the reduction in interest income.

During 2015, the total securities portfolio declined $15.2 million, mainly due to cash flows received from mortgage-backed securities. To reduce the portfolio's susceptibility to interest rate risk, the Company sold certain securities and purchased others during the year, with no net effect on the total of the portfolio. The Company's goal is to provide maximum return on the securities portfolio within the framework of its asset/liability objectives and consistent with its need to manage tax exposure when necessary. The asset/liability objectives include managing interest sensitivity, liquidity and pledging requirements.

The following table sets forth a summary of the securities portfolio:

TABLE IV
SECURITIES PORTFOLIO

As of December 31,	2015	2014	2013
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$0	$20,000	$0
Obligations of U.S. Government agencies	24,240	4,618	15,024
Obligations of state and political subdivisions	78,433	50,246	47,100
Mortgage-backed securities	107,396	60,888	90,750
Money market investments	631	719	691
Corporate bonds	3,393	2,790	2,074
Other marketable equity securities	99	85	0
	$214,192	$139,346	$155,639
Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$0	$100	$400
Obligations of state and political subdivisions	0	29,529	30,120
Mortgage-backed securities	0	60,460	66,327
	$0	$90,089	$96,847
Restricted securities:
Federal Home Loan Bank stock	$1,847	$2,124	$2,209
Federal Reserve Bank stock	169	169	169
	$2,016	$2,293	$2,378

Total	$216,208	$231,728	$254,864

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2015:

	1 year	1-5	5-10	Over 10
	or less	years	years	years	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies	$20,300	$99	$0	$3,841	$24,240
Weighted average yield	0.21%	1.12%	0.00%	1.83%	0.47%

Obligations of state and political subdivisions	$0	$14,783	$23,935	$39,715	$78,433
Weighted average yield	0.00%	1.81%	2.37%	2.54%	2.35%

Mortgage-backed securities	$0	$0	$0	$107,396	$107,396
Weighted average yield	0.00%	0.00%	0.00%	2.09%	2.09%

Money market investments	$631	$0	$0	$0	$631
Weighted average yield	0.05%	0.00%	0.00%	0.00%	0.05%

Corporate bonds	$200	$3,193	$0	$0	$3,393
Weighted average yield	1.25%	1.40%	0.00%	0.00%	1.39%

Federal Home Loan Bank stock - restricted	$0	$0	$0	$1,847	$1,847
Weighted average yield	0.00%	0.00%	0.00%	4.56%	4.56%

Federal Reserve Bank stock - restricted	$0	$0	$0	$169	$169
Weighted average yield	0.00%	0.00%	0.00%	6.00%	6.00%

Other marketable equity securities	$0	$0	$0	$99	$99
Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%

Total securities	$21,131	$18,075	$23,935	$153,067	$216,208
Weighted average yield	0.22%	1.73%	2.37%	2.23%	2.39%

In the table above, obligations of U.S. government agencies show a yield of 0.21%, due to the fact that the Company purchased these securities, which matured in early January 2016, in late December 2015. See above for a discussion of the Company's purchase of these securities.

The table above is based on maturity. Therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $107.4 million in mortgage-backed securities as of December 31, 2015 was 5.75 years. Yields are calculated on a fully tax-equivalent basis using a 34% rate.

Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2011 through 2015:

TABLE V
LOAN PORTFOLIO

As of December 31,	2015	2014	2013	2012	2011
	(in thousands)
Commercial	$43,197	$37,698	$30,702	$25,341	$35,015
Real estate-construction	19,685	9,082	14,505	12,005	19,981
Real estate-mortgage (1)	437,159	435,914	416,966	398,522	415,960
Consumer	50,427	30,493	19,791	13,146	17,041
Other	18,007	22,807	18,735	22,119	32,330

Total	$568,475	$535,994	$500,699	$471,133	$520,327

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of December 31, 2015, the total loan portfolio increased by $32.5 million or 6.06% as compared to December 31, 2014. Quality loan demand began to increase in the second half of 2013, a trend which continued in 2014 and 2015. To assist with the loan growth generated by relationship building, the Company worked with Old Point Mortgage to generate 1 to 4 family mortgage loans and continued to market the fixed-rate equity line product developed in 2013.

In addition to mortgage loans purchased from Old Point Mortgage, the Company purchased loans from three other sources in 2015. Over the year, $5.5 million in commercial loans were purchased; the entire principal balance of the Company's commercial loan purchases is guaranteed by either the Small Business Administration (SBA) or the United States Department of Agriculture. In April of 2015, the Company also purchased an additional $14.0 million portfolio of student loans, bringing its total student loan portfolio to $21.5 million at December 31, 2015. The principal balance on these loans, which is included in the consumer category above, is 97 - 98% guaranteed by the government. The Company also purchased $7.3 million of consumer installment loans for which the Company maintains a dedicated reserve account. Any loan losses in this portfolio are covered first by the reserve account, and then by the allowance for loan losses only if the funds available in the reserve account are not sufficient.

The maturity distribution and rate sensitivity of certain categories of the Company's loan portfolio at December 31, 2015 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2015	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial	$14,979	$11,994	$16,224	$43,197
Real estate - construction	13,730	3,216	2,739	19,685
Total	$28,709	$15,210	$18,963	$62,882

Loans due after 1 year with:
Fixed interest rate		$13,109	$13,069	$26,178
Variable interest rate		2,101	5,894	7,995
Total		$15,210	$18,963	$34,173

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Restructured loans are loans with terms that were modified in a troubled debt restructuring (TDR) for borrowers experiencing financial difficulties. During the year ended December 31, 2015, the Company restructured seven loans.

As of December 31, 2015, nonperforming assets totaled $10.7 million, down from $11.8 million at December 31, 2014. The 2015 total consisted of $2.7 million of OREO, $3.4 million in loans still accruing interest but past due 90 days or more and $4.6 million in nonaccrual loans. Of the $4.6 million in nonaccrual loans, $4.3 million were secured by real estate; the remaining $276 thousand is guaranteed by the SBA and the Company is in the process of filing the necessary paperwork to collect on this guarantee. All of the nonaccrual loans are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from "90 days past due but still accruing interest" to "nonaccrual" status, the loan is normally reviewed for impairment. If the loan is considered impaired, then the Company records a charge-off based on the value of the collateral or the present value of the loan's expected future cash flows. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans decreased to $13.1 million as of December 31, 2015 from $14.4 million as of December 31, 2014 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K. The majority of these loans were collateralized.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

TABLE VII
NONPERFORMING ASSETS
As of December 31,	2015	2014	2013	2012	2011
	(in thousands)
Nonaccrual loans
Commercial	$276	$0	$149	$97	$129
Real estate-construction	0	499	2,545	3,065	0
Real estate-mortgage (1)	4,306	5,071	8,630	7,470	8,334
Consumer	0	0	0	0	12
Total nonaccrual loans	$4,582	$5,570	$11,324	$10,632	$8,475

Loans past due 90 days or more and accruing interest
Commercial	$164	$10	$0	$25	$0
Real estate-construction	0	0	0	0	0
Real estate-mortgage (1)	23	107	527	408	510
Consumer (2)	3,163	1,019	5	11	2
Other	6	5	14	3	5
Total loans past due 90 days or more and accruing interest	$3,356	$1,141	$546	$447	$517

Restructured loans
Real estate-construction	$99	$102	$0	$0	$0
Real estate-mortgage (1)	11,077	12,203	12,076	8,810	4,326
Consumer	12	13	15	16	18
Total restructured loans	$11,188	$12,318	$12,091	$8,826	$4,344
Less nonaccrual restructured loans (included above)	2,497	4,240	3,630	1,908	2,756
Less restructured loans in compliance (3)	8,691	8,078	8,461	6,918	1,588
Net nonperforming restructured loans	$0	$0	$0	$0	$0

Other real estate owned
Construction, land development, and other land	$1,090	$2,138	$2,783	$3,804	$3,969
1-4 family residential properties	724	884	457	676	3,650
Multifamily (5 or more) residential properties	0	0	0	0	0
Former branch sites	0	886	886	0	0
Nonfarm nonresidential properties	927	1,198	2,289	2,094	1,771
	$2,741	$5,106	$6,415	$6,574	$9,390

Total nonperforming assets	$10,679	$11,817	$18,285	$17,653	$18,382

Interest income that would have been recorded under
original loan terms on nonaccrual loans included above	$196	$301	$762	$673	$1,353

Interest income recorded for the period on nonaccrual
loans included above	$141	$265	$251	$121	$506

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal amounts that are 97 - 98% guaranteed by the government. The past due portion of these guaranteed loans totaled $5.7 million at December 31, 2015 and $2.4 million at December 31, 2014. For additional information, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of December 31, 2015 compared to December 31, 2014, the nonaccrual loan category decreased by $988 thousand or 17.74% and the 90-days past due and still accruing interest category increased by $2.2 million or 194.13%. The decline in nonaccrual loans was due primarily to the resolution of a large loan relationship.  Loans past due 90 days or more and still accruing interest increased due to the purchase of an additional student loan portfolio by the Company in April of 2015; the principal amount of these loans is 97-98% guaranteed by the government. OREO decreased by $2.4 million or 46.32% when comparing December 31, 2015 to December 31, 2014, as the Company worked to sell these properties, including the former branch sites.

Management believes the Company has an excellent credit quality review process in place to identify problem loans quickly. As seen by the reduction in nonperforming assets, the Company's asset quality has improved. For a detailed discussion of the Company's nonperforming assets, refer to Note 4 and Note 5 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

Management remains cautious about the future and is well aware that if the economy begins to decline, nonperforming assets could increase in future periods. As the Company experienced in 2009, 2010 and 2011, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

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

The first component of the allowance for loan losses is determined based on specifically identified loans that are impaired. These loans are individually analyzed for impairment and include nonperforming loans and both performing and nonperforming TDRs. This component may also include loans considered impaired for other reasons, such as outdated financial information on the borrower or guarantors or financial problems of the borrower, including operating losses, marginal working capital, inadequate cash flow, or business interruptions. Changes in TDRs and nonperforming loans affect the dollar amount of the allowance. Increases in the impairment allowance for TDRs and nonperforming loans are reflected as an increase in the allowance for loan losses except in situations where the TDR or nonperforming loan does not require a specific allocation (i.e., the present value of expected future cash flows or the collateral value is considered sufficient).

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2015 and December 31, 2014, the impaired loan component of the allowance for loan losses amounted to $798 thousand and $702 thousand, respectively. The increase in this component was due to the deteriorating condition of two borrowing relationships, which required the Company to set aside additional funds to cover anticipated future losses. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2015 and December 31, 2014, the Company had no loans in these categories.

For the December 31, 2015 and December 31, 2014 calculations, the migration analysis was based on twelve quarters of loss history.  For a detailed discussion of migration analysis, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.  Each quarter, management reviews the migration period to determine the most applicable period to use, which may be longer or shorter than the migration period used in prior quarters.  Adding additional quarters to the migration analysis extends the period over which the loan could cease to perform; therefore, migration analysis of a longer period generally reflects a greater number of loans that default, and accordingly an increased historical loss rate, than migration analysis of a shorter period.

The final component of the allowance consists of qualitative factors such as economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment. On a combined basis, the historical loss and qualitative factor component of the allowance amounted to $6.9 million and $6.4 million as of December 31, 2015 and 2014, respectively.  This increase is mainly due to growth in the loan portfolio.

As a result of continuing loan growth and the additional specific allocation for impaired loans, the Company added, through the provision, $1.0 million to the allowance for loan losses in 2015. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

The following table shows an analysis of the allowance for loan losses:

TABLE VIII
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2015	2014	2013	2012	2011
	(dollars in thousands)

Balance at the beginning of period	$7,075	$6,831	$7,324	$8,498	$13,228

Charge-offs:
Commercial	293	286	200	138	942
Real estate-construction	0	51	501	831	0
Real estate-mortgage (1)	321	563	1,548	2,554	7,822
Consumer	92	163	141	259	333
Other	191	175	316	187	210
Total charge-offs	897	1,238	2,706	3,969	9,307

Recoveries:
Commercial	50	55	76	67	141
Real estate-construction	1	173	6	30	0
Real estate-mortgage (1)	393	524	513	162	575
Consumer	39	64	111	70	102
Other	52	66	207	66	59
Total recoveries	535	882	913	395	877

Net charge-offs	362	356	1,793	3,574	8,430

Provision for loan losses	1,025	600	1,300	2,400	3,700
Balance at end of period	$7,738	$7,075	$6,831	$7,324	$8,498

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$568,475	$535,994	$500,699	$471,133	$520,327
Average balance	$563,534	$517,183	$471,203	$478,220	$544,523

Net charge-offs to average total loans	0.06%	0.07%	0.38%	0.75%	1.55%
Provision for loan losses to average total loans	0.18%	0.12%	0.28%	0.50%	0.68%
Provision for loan losses to net charge-offs	283.15%	168.54%	72.50%	67.15%	43.89%
Allowance for loan losses to period end loans	1.36%	1.32%	1.36%	1.55%	1.63%
Earnings to loan loss coverage (2)	13.02	13.80	2.68	2.12	0.96
Allowance for loan losses to nonperforming loans	97.48%	105.42%	57.55%	66.11%	94.51%

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the allowance for loan losses allocated to each category at December 31 of the years presented.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2015		2014		2013		2012		2011
		Percent		Percent		Percent		Percent		Percent
		of Loans to		of Loans to		of Loans to		of Loans to		of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)

Commercial	$633	7.60%	$595	7.03%	$350	6.13%	$677	5.38%	$1,011	6.73%
Real estate-construction	985	3.46%	703	1.69%	662	2.90%	187	2.55%	323	3.84%
Real estate-mortgage (1)	5,628	76.90%	5,347	81.33%	5,357	83.28%	6,179	84.59%	6,735	79.94%
Consumer	279	8.87%	219	5.69%	294	3.95%	204	2.79%	300	3.28%
Other	213	3.17%	211	4.26%	168	3.74%	77	4.70%	129	6.21%
Total	$7,738	100.00%	$7,075	100.00%	$6,831	100.00%	$7,324	100.00%	$8,498	100.00%

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

For the year ended December 31, 2015 as compared to the year ended December 31, 2014, there was an increase in the allowance for loan losses due to growth in the loan portfolio and the additional specific allocation for impaired loans.  The increase in the allowance was distributed among the loan segments based on the composition of loans in each segment. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K for further information related to the effect of the change in the calculation method.

Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category. For example, if real estate-construction loans experienced losses of $1.0 million, the allowance for loan losses could absorb these losses even though only $985 thousand is allocated to that category.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE X
DEPOSITS

Years ended December 31,	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)

Interest-bearing transaction accounts	$11,219	0.04%	$11,537	0.04%	$11,129	0.05%
Money market deposit accounts	228,627	0.08%	213,918	0.08%	199,848	0.12%
Savings accounts	74,436	0.05%	73,576	0.06%	62,562	0.10%
Time deposits, $100,000 or more	113,945	0.98%	108,630	0.96%	126,127	1.14%
Other time deposits	107,142	0.96%	128,383	1.03%	157,154	1.07%
Total interest-bearing deposits	535,369	0.44%	536,044	0.48%	556,820	0.61%
Demand deposits	194,677		184,555		180,538
Total deposits	$730,046		$720,599		$737,358

The Company's average total deposits were $730.0 million for the year ended December 31, 2015, an increase of $9.4 million or 1.31% from average total deposits for the year ended December 31, 2014. The money market deposit accounts category had the largest increase, totaling $14.7 million. In addition, average time deposits, which are currently the Company's most expensive deposit categories, decreased by a total of $15.9 million, as seen in the table above. The rates paid on interest-bearing deposits by the Company decreased to 0.44% for the year ended December 31, 2015 from 0.48% for the year ended December 31, 2014.

To manage its net interest margin, in 2014 and 2015 the Company focused on reducing higher-cost time deposits by lowering deposit rates and allowing time deposits to shrink through attrition.

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity at the dates presented.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2015	2014	2013
	(in thousands)
Maturing in:
Within 3 months	$23,844	$32,995	$25,272
3 through 6 months	11,474	12,212	12,591
6 through 12 months	8,572	12,628	33,992
Greater than 12 months	65,207	47,197	42,920
	$109,097	$105,032	$114,775

Return on Equity and Assets
The return on average stockholders' equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2015	2014	2013
Return on average assets	0.41%	0.47%	0.36%
Return on average equity	4.02%	4.81%	3.73%
Dividend pay-out ratio	46.40%	31.32%	34.49%
Average equity to average assets	10.23%	9.83%	9.61%

Capital Resources
Total stockholders' equity as of December 31, 2015 was $93.2 million, up 5.29% from $88.5 million on December 31, 2014. The main cause of this increase was the mark-to-market adjustment on securities transferred from held-to-maturity to available-for-sale. Held-to-maturity securities are carried at book value, while available-for-sale securities are carried at market value. When the securities were transferred to available-for-sale, the Company recognized an unrealized gain to record these securities at their fair market value as a result of the elimination of the unrealized loss and corresponding fair value discount established in 2013 when available-for-sale securities were transferred to held-to-maturity.

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

	2015 Regulatory Minimums	2015	2014	2013
Common Equity Tier 1 Capital	4.50%	13.78%	N/A	N/A
Tier 1 Capital	6.00%	13.78%	14.36%	14.50%
Total Capital	8.00%	14.89%	15.44%	15.58%
Tier 1 Leverage	4.00%	10.93%	10.75%	10.37%

Year-end book value per share was $18.79 in 2015, $17.85 in 2014, and $16.29 in 2013. Cash dividends were $1.7 million or $0.34 per share in 2015, $1.3 million or $0.26 per share in 2014, and $1.1 million or $0.22 per share in 2013. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices and dividends paid for each quarter of 2015 and 2014. The stock is quoted on the NASDAQ Capital Market under the symbol "OPOF" and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,119 stockholders of record of the Company as of March 8, 2016. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the quarterly dividends paid and high and low sales prices of Old Point Financial Corporation common stock for the previous two years.

	2015			2014
	Dividend	Sales Price		Dividend	Sales Price
		High	Low		High	Low
1st Quarter	$0.08	$15.44	$14.85	$0.06	$18.00	$12.81
2nd Quarter	$0.08	$15.75	$14.83	$0.06	$17.93	$14.86
3rd Quarter	$0.09	$16.00	$14.71	$0.07	$16.89	$14.36
4th Quarter	$0.09	$19.00	$15.40	$0.07	$15.50	$14.76

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company's sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of December 31, 2015, the Company had $237.2 million in FHLB borrowing availability. The Company has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2015 and 2014, the Company had $50.0 million available in federal funds lines of credit to address any short-term borrowing needs.

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

The fair value of unpledged securities available for sale increased from December 31, 2014 to December 31, 2015 primarily because the Company transferred its portfolio of held-to-maturity securities to available-for-sale. Management believes that this transfer will provide the Company with additional liquidity and improved flexibility in managing it balance sheet in the future, at an acceptable level of risk to capital. The increase in availability for FHLB advances is mainly due to the payoff of a $5.0 million advance.

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2015 and December 31, 2014. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES
(dollars in thousands)
	December 31, 2015			December 31, 2014
	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$50,000	$0	$50,000	$50,000	$0	$50,000
Federal Home Loan Bank advances	262,196	25,000	237,196	261,507	30,000	231,507
Federal funds sold & balances at the Federal Reserve			3,195			2,028
Securities, available for sale and unpledged at fair value			93,672			98,409
Total short-term funding sources			$384,063			$381,944

Uses:
Unfunded loan commitments and lending lines of credit			63,039			63,422
Letters of credit			1,042			1,076
Commitments to purchase assets			165			826
Total potential short-term funding uses			$64,246			$65,324

Liquidity coverage ratio			597.8%			584.7%

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

In June 2013, the federal bank regulatory agencies adopted the Basel III Final Rules (i) to implement the Basel III capital framework and (ii) for calculating risk-weighted assets. These rules became effective January 1, 2015, subject to limited phase-in periods. For an overview of the Basel III Final Rules, refer to "Regulation and Supervision" included in Item 1, "Business" of this report on Form 10-K.

The Company's operating activities provided $7.8 million of cash during the year ended December 31, 2015, compared to $10.0 million provided during 2014, primarily due to increases in other assets, partially offset by increases in other liabilities; pension plan contributions in 2015 also contributed to the lower operating cash flows in 2015. The Company's investing activities used $15.4 million of cash during 2015, compared to $9.2 million used during 2014, principally due to a reduction in the volume of sales of securities when comparing 2015 to 2014. Company's financing activities provided $11.3 million of cash during 2015 compared to $1.2 million provided of cash during 2014. This change is principally due to increases in deposits in 2015, compared to a net decrease in deposits in 2014. Cash flows from financing activities were also impacted by a net decrease of $5.0 million in FHLB advances in 2015.

In February of 2016, the Company elected to prepay its remaining FHLB advance of $25.0 million. This $25.0 million advance, which would have matured in June of 2016, bore an interest rate of 4.83%, significantly higher than other borrowing sources in the current rate environment. Although prepayment of the advance subjected the Company to a prepayment penalty equal to the cost to the FHLB to unwind its underlying hedge plus an administrative fee, the Company determined that the interest expense saved was more than the cost to prepay the advance.

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

Off-Balance Sheet Lending Related Commitments
The Company had $133.3 million in consumer and commercial commitments at December 31, 2015. As of the same date, the Company also had $3.5 million in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 15 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table provides the Company's contractual obligations as of December 31, 2015:

Payments due by period
(in thousands)		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Short-Term Debt Obligations	$25,950	$25,950	$0	$0	$0
Long-Term Debt Obligations	25,000	25,000	0	0	0
Operating Lease Obligations	871	236	551	84	0
Commitment to purchase assets	165	165	0	0	0
Total contractual cash obligations excluding deposits	51,986	51,351	551	84	0
Deposits	746,471	622,370	87,009	37,092	0
Total	$798,457	$673,721	$87,560	$37,176	$0

Short-term debt obligations include federal funds purchased, overnight repurchase agreements and term repurchase agreements.

After December 31, 2015 but prior to the filing of this annual report on Form 10-K, the Company signed additional contracts for fixed asset purchases and professional services. These contracts will require payments of approximately $165 thousand in 2016.

Short-Term Borrowings
Certain short-term borrowings at December 31, 2015, 2014 and 2013 are presented below. Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders' equity at the same date.

TABLE XII
SHORT-TERM BORROWINGS

	2015		2014		2013
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Balance at December 31,
Repurchase agreements	$25,950	0.09%	$37,816	0.10%	$31,586	0.10%

Average daily balance for the year ended December 31,
Repurchase agreements	$30,654	0.10%	$32,780	0.10%	$32,219	0.11%

Maximum month-end outstanding balance:
Repurchase agreements	$44,614		$42,429		$41,604

Quarterly Data
The table below contains a comparison of the Company's quarterly income and expenses for the periods indicated:

	Years Ended December 31,
	2015				2014
	(in thousands, except per share data)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$7,632	$7,609	$7,550	$7,504	$7,760	$7,527	$7,536	$7,466
Interest expense	(906)	(915)	(918)	(893)	(905)	(951)	(962)	(1,031)

Net interest income	6,726	6,694	6,632	6,611	6,855	6,576	6,574	6,435
Provision for loan losses	(775)	50	(25)	(275)	200	(450)	(100)	(250)
Net interest income, after provision for loan losses	5,951	6,744	6,607	6,336	7,055	6,126	6,474	6,185

Noninterest income	3,276	3,223	3,359	3,277	3,134	3,195	3,153	3,162
Noninterest expenses	(9,154)	(9,151)	(8,494)	(8,287)	(8,724)	(8,718)	(8,467)	(8,263)

Income before income taxes	73	816	1,472	1,326	1,465	603	1,160	1,084
Provision for income taxes	237	24	(193)	(121)	(119)	89	(59)	(107)
Net income	$310	$840	$1,279	$1,205	$1,346	$692	$1,101	$977

Earnings per common share:
Basic	$0.06	$0.17	$0.26	$0.24	$0.27	$0.14	$0.22	$0.20
Diluted	$0.06	$0.17	$0.26	$0.24	$0.27	$0.14	$0.22	$0.20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 19 through 43 of this report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Old Point Financial Corporation
Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 11, 2016

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(dollars in thousands, except share data)
Assets

Cash and due from banks	$33,514	$31,081
Interest-bearing due from banks	1,064	833
Federal funds sold	2,412	1,391
Cash and cash equivalents	36,990	33,305
Securities available-for-sale, at fair value	214,192	139,346
Securities held-to-maturity (fair value approximates $94,406)	0	90,089
Restricted securities	2,016	2,293
Loans, net of allowance for loan losses of $7,738 and $7,075	560,737	528,919
Premises and equipment, net	41,282	42,075
Bank-owned life insurance	24,411	23,525
Other real estate owned, net of valuation allowance of $2,549 and $2,908	2,741	5,106
Other assets	14,418	11,622
	$896,787	$876,280

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$215,090	$186,280
Savings deposits	321,370	307,078
Time deposits	210,011	223,296
Total deposits	746,471	716,654
Overnight repurchase agreements	25,950	37,404
Term repurchase agreements	0	412
Federal Home Loan Bank advances	25,000	30,000
Accrued expenses and other liabilities	6,190	3,313
Total liabilities	803,611	787,783

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	55,151	53,203
Accumulated other comprehensive loss, net	(3,162)	(5,893)
Total stockholders' equity	93,176	88,497
Total liabilities and stockholders' equity	$896,787	$876,280

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2015	2014
	(dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$25,972	$24,881
Interest on due from banks	15	13
Interest on federal funds sold	2	5
Interest on securities:
Taxable	2,510	3,562
Tax-exempt	1,663	1,703
Dividends and interest on all other securities	133	125
Total interest and dividend income	30,295	30,289

Interest Expense:
Interest on savings deposits	227	230
Interest on time deposits	2,144	2,354
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	30	32
Interest on Federal Home Loan Bank advances	1,231	1,233
Total interest expense	3,632	3,849
Net interest income	26,663	26,440
Provision for loan losses	1,025	600
Net interest income, after provision for loan losses	25,638	25,840

Noninterest Income:
Income from fiduciary activities	3,617	3,506
Service charges on deposit accounts	4,021	4,119
Other service charges, commissions and fees	4,084	3,940
Income from bank-owned life insurance	885	851
Gain on sale of available-for-sale securities, net	76	2
Other operating income	453	226
Total noninterest income	13,136	12,644

Noninterest Expense:
Salaries and employee benefits	20,747	19,884
Occupancy and equipment	5,330	4,886
Data processing	1,625	1,663
FDIC insurance	586	704
Customer development	584	822
Legal and audit expenses	720	606
Other outside service fees	693	584
Employee professional development	591	721
Postage and courier	373	445
Stationery and supplies	374	446
Capital stock tax	439	499
ATM and check losses	452	410
Loss on write-down/sale of other real estate owned	957	872
Other operating expenses	1,615	1,630
Total noninterest expense	35,086	34,172
Income before income taxes	3,688	4,312
Income tax expense	54	196
Net income	$3,634	$4,116

Basic earnings per share
Average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.73	$0.83

Diluted earnings per share
Average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.73	$0.83

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Years Ended December 31,
	2015	2014
	(dollars in thousands)

Net income	$3,634	$4,116
Other comprehensive income, net of tax
Net unrealized gains (losses) on available-for-sale securities	(498)	5,239
Net change in unrealized losses on securities transferred from available-for-sale to held-to-maturity	3,386	551
Net change in defined benefit plan assets and benefit obligations	(157)	(881)
Other comprehensive income	2,731	4,909
Comprehensive income	$6,365	$9,025

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands, except per share data)

Balance at December 31, 2013	4,959,009	$24,795	$16,392	$50,376	$(10,802)	$80,761

Net income	0	0	0	4,116	0	4,116
Other comprehensive income, net of tax	0	0	0	0	4,909	4,909
Cash dividends ($0.26 per share)	0	0	0	(1,289)	0	(1,289)
Balance at December 31, 2014	4,959,009	$24,795	$16,392	$53,203	$(5,893)	$88,497

Net income	0	0	0	3,634	0	3,634
Other comprehensive income, net of tax	0	0	0	0	2,731	2,731
Cash dividends ($0.34 per share)	0	0	0	(1,686)	0	(1,686)

Balance at December 31, 2015	4,959,009	$24,795	$16,392	$55,151	$(3,162)	$93,176

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2015	2014
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,634	$4,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,543	2,277
Provision for loan losses	1,025	600
Net gain on sale of available-for-sale securities	(76)	(2)
Net amortization of securities	2,188	2,241
Net loss on disposal of premises and equipment	6	1
Net loss on write-down/sale of other real estate owned	957	872
Income from bank owned life insurance	(885)	(851)
Deferred tax benefit	(227)	(101)
(Increase) decrease in other assets	(3,969)	440
Increase in other liabilities	3,637	442
Pension plan contribution	(1,000)	0
Net cash provided by operating activities	7,833	10,035

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(104,103)	(25,471)
Proceeds from redemption of restricted securities	277	85
Proceeds from maturities and calls of available-for-sale securities	80,790	725
Proceeds from maturities and calls of held-to-maturity securities	300	300
Proceeds from sales of available-for-sale securities	23,005	38,653
Paydowns on available-for-sale securities	9,353	9,318
Paydowns on held-to-maturity securities	8,161	6,160
Purchases of government-guaranteed student loans	(14,315)	0
Net increase in all other loans (including repayments on student loans)	(19,081)	(36,985)
Proceeds from sales of other real estate owned	1,956	1,799
Payments for improvements to other real estate owned	0	(23)
Purchases of premises and equipment	(1,756)	(3,806)
Net cash used in investing activities	(15,413)	(9,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	28,810	3,767
Increase in savings deposits	14,292	20,993
Decrease in time deposits	(13,285)	(33,511)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	(11,866)	6,230
Increase in Federal Home Loan Bank advances	20,000	10,000
Repayment of Federal Home Loan Bank advances	(25,000)	(5,000)
Cash dividends paid on common stock	(1,686)	(1,289)
Net cash provided by financing activities	11,265	1,190

Net increase in cash and cash equivalents	3,685	1,980
Cash and cash equivalents at beginning of period	33,305	31,325
Cash and cash equivalents at end of period	$36,990	$33,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,646	$3,920
Income tax	$200	$535

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(755)	$7,938
Loans transferred to other real estate owned	$553	$1,815
Loans made to finance the sale of other real estate owned	$0	$481
Increase in pension liability	$(237)	$(1,336)
Book value of equity securities transferred from other assets to available-for-sale	$0	$100
Securities transferred from held-to-maturity to available-for-sale	$85,555	$0
Unamortized losses on transfer date on securities transferred from available-for-sale to held-to-maturity, eliminated upon transfer back to available-for-sale	$4,197	$0
Amortization of unrealized loss on securities transferred to held-to-maturity	$934	$835

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2015, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

 At December 31, 2015 and 2014, there were $297.4 million and $296.6 million, or 52.32% and 55.34%, respectively, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties.

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

FEDERAL HOME LOAN BANK STOCK
The Company, as a member of the Federal Home Loan Bank of Atlanta (FHLB), is required to maintain an investment in the capital stock of the FHLB. Based on the redemption provisions of the FHLB, the stock has no quoted market value, is carried at cost and is listed as a restricted security. The Company reviews its holdings for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

LOANS
The Company extends loans to individual consumers and commercial customers for various purposes. Most of the Company's loans are secured by real estate, including real estate construction loans and real estate mortgage loans (i.e., residential 1-4 family mortgages, commercial real estate loans, second mortgages and equity lines of credit).  Other loans are secured by collateral that is not real estate, which may include inventory, accounts receivable, equipment or other personal property. A substantial portion of the loan portfolio is represented by real estate mortgage loans throughout Hampton Roads. The ability of the Company's debtors to honor their contracts is dependent in part upon the real estate and general economic conditions in this area.

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

The accrual of interest on commercial loans (including construction loans and commercial loans secured and not secured by real estate) is generally discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Consumer loans not secured by real estate and consumer real estate secured loans (i.e., residential 1-4 family mortgages, second mortgages and equity lines of credit) are generally placed on nonaccrual status when payments are 120 days past due. Past due status is based on the contractual terms of the loan, and loans are considered past due when a payment of principal and/or interest is due but not paid. Regular payments not received within the payment cycle are considered to be 30, 60, or 90 or more days past due accordingly. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired, such as a loan that is considered a TDR (discussed in detail below). These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. All loans, including consumer loans, whose terms have been modified in a TDR are also individually analyzed for estimated impairment. Impairment is measured on a loan-by-loan basis for construction loans and commercial loans (i.e., commercial mortgage loans on real estate and commercial loans not secured by real estate) by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. For those loans that are classified as impaired, an allowance is established when the discounted value of expected future cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

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

The general component covers loans that are not classified as impaired. Loans collectively evaluated for impairment are pooled, with a historical loss rate, based on migration analysis, applied to each pool, segmented by risk grade or days past due, depending on the type of loan.  Based on credit risk assessments and management's analysis of qualitative factors, additional loss factors are applied to loan balances. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and consumer loans secured by real estate (i.e., residential 1-4 family mortgages, second mortgages and equity lines of credit) for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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

TROUBLED DEBT RESTRUCTURINGS
In situations where, for economic or legal reasons related to a borrower's financial difficulties, management grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty before their loans reach nonaccrual status and works with them to grant appropriate concessions, if necessary, and modify their loans to more affordable terms. These modified terms could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company had $11.2 million and $12.3 million in loans classified as TDRs as of December 31, 2015 and 2014, respectively.

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

No uncertain tax positions were recorded in 2015 or 2014.

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

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred. Advertising expense for the years ended 2015 and 2014 was $217 thousand and $265 thousand, respectively.

COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, unrealized losses on securities transferred from available-for-sale to held-to-maturity, and unrealized losses related to changes in the funded status of the pension plan which are also recognized as separate components of equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in "Compensation – Stock Compensation (Topic 718)", should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis".  The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB ASC and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs".  The amendments in this ASU are intended to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement".  The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer's accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively.  The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-08, "Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115".  The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient". The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan's fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts I and II of this ASU are effective on a retrospective basis and Part III is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-12 to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date". The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, "Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)". On April 7, 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The adoption of ASU 2015-15 did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments". The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities".  The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2015 and 2014, the Company had no balance requirements on any of its accounts. The Company had approximately $25.2 million and $17.2 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2015 and December 31, 2014, respectively.

NOTE 3, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities held-to-maturity were:

December 31, 2014	Carrying Value	Unamortized Unrealized Transfer Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Obligations of U.S. Government agencies	$100	$0	$100	$0	$(3)	$97
Obligations of state and political subdivisions	29,529	0	29,529	449	(18)	29,960
Mortgage-backed securities	60,460	5,131	65,591	0	(1,242)	64,349
Total	$90,089	$5,131	$95,220	$449	$(1,263)	$94,406

The Company had no held-to-maturity-securities at December 31, 2015 due to a decision in February of 2016 to transfer the portfolio to available-for-sale to allow for greater liquidity and flexibility in the future. Although the decision was made after December 31, 2015, the transfer was effective dated back to year-end as the primary difference between held-to-maturity and available-for-sale is management's intent to hold the securities to maturity. The transfer in 2016 demonstrated a change in management's intent as of year-end.

The mortgage-backed securities classified as held-to-maturity at December 31, 2014 were originally classified as available-for-sale when the Company purchased them. In 2013, due to fluctuations in interest rates following statements from the Federal Reserve that it was likely to begin slowing the pace of bond purchases under its quantitative easing program, the market value of the Company's available-for-sale securities portfolio declined. As part of a plan to minimize the risk to capital caused by these changes in market value, the Company transferred a portion of its mortgage-backed securities portfolio from available-for-sale to held-to-maturity. These mortgage-backed securities had an unrealized loss of $6.2 million at the date of transfer, which the Company has been amortizing since the transfer. At December 31, 2014, the unamortized balance remaining was $5.1 million, as seen in the table above. When these mortgage-backed securities were transferred back to available-for-sale, this unamortized loss was eliminated and the securities marked to their current fair market value, as required by accounting rules for available-for-sale securities.

Although the book value of the mortgage-backed securities transferred back to available-for-sale remains below their market value, resulting in an unrealized loss, this unrealized loss is smaller than the unrealized loss at the date they were originally transferred from available-for-sale to held-to-maturity in 2013. In addition, classifying the securities as available-for-sale gives management the flexibility to sell the securities as needed to fund loan growth or manage the interest-rate risk in the portfolio.

The Company's entire portfolio of held-to-maturity securities was transferred to available-for-sale. At December 31, 2015 when the securities were transferred, their carrying value was $81.4 million and the remaining unamortized loss on the mortgage-backed securities was $4.2 million. This unamortized loss was eliminated with the transfer. Its associated deferred tax asset and other comprehensive income accounts, which were $1.4 million and $2.8 million respectively, were also eliminated. As a result, equity and total assets increased by $2.8 million, while the carrying value of the securities portfolio increased $4.2 million. When the securities previously classified as held-to-maturity were marked to market, the Company recorded an unrealized loss of $781 thousand, which reduced other comprehensive income by $516 thousand.

The net effect of this transfer was to increase the carrying value of the securities portfolio by $3.4 million, reduce other assets by $1.2 million, and increase other comprehensive income by $2.3 million.

As a result of the decision to transfer securities from held-to-maturity to available-for-sale, management will not be able to classify any securities as held-to-maturity until 2018.

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
U.S. Treasury securities	$0	$0	$0	$0
Obligations of U.S. Government agencies	24,353	1	(114)	24,240
Obligations of state and political subdivisions	77,223	1,323	(113)	78,433
Mortgage-backed securities	109,360	0	(1,964)	107,396
Money market investments	631	0	0	631
Corporate bonds and other securities	3,397	4	(8)	3,393
Other marketable equity securities	100	0	(1)	99
Total	$215,064	$1,328	$(2,200)	$214,192

December 31, 2014
U.S. Treasury securities	$20,000	$0	$0	$20,000
Obligations of U.S. Government agencies	4,768	2	(152)	4,618
Obligations of state and political subdivisions	49,783	698	(235)	50,246
Mortgage-backed securities	61,296	34	(442)	60,888
Money market investments	719	0	0	719
Corporate bonds and other securities	2,798	3	(11)	2,790
Other marketable equity securities	100	0	(15)	85
Total	$139,464	$737	$(855)	$139,346

Securities with a fair value of $119.8 million and $134.5 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2015, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders' equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2015
	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$20,500	$20,501
Due after one year through five years	17,853	18,074
Due after five years through ten years	23,505	23,936
Due after ten years	152,475	150,951
Total debt securities	214,333	213,462
Other securities without stated maturities	731	730

Total securities	$215,064	$214,192

The following table provides information about securities sold in the years ended December 31:

	2015	2014
	(in thousands)

Proceeds from sales	$23,005	$38,653

Gross realized gains	$76	$276

Gross realized losses	$0	$274

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

The Company has not recorded impairment charges on securities for the years ended December 31, 2015 and 2014.

The following table shows the number of securities with unrealized losses, the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$0	$0	$114	$3,940	$114	$3,940	2
Obligations of state and political subdivisions	42	4,177	71	3,545	113	7,722	13
Mortgage-backed securities	848	62,698	1,116	44,698	1,964	107,396	13
Corporate bonds and other securities	6	2,091	2	198	8	2,289	16
Other marketable equity securities	1	99	0	0	1	99	1
Total securities available-for-sale	$897	$69,065	$1,303	$52,381	$2,200	$121,446	45

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U. S. Government agencies	$0	$0	$152	$4,316	$152	$4,316	1
Obligations of state and political subdivisions	2	604	233	11,951	235	12,555	24
Mortgage-backed securities	62	16,589	380	32,104	442	48,693	6
Corporate bonds and other securities	3	1,096	8	792	11	1,888	14
Other marketable equity securities	15	85	0	0	15	85	1
Total securities available-for-sale	$82	$18,374	$773	$49,163	$855	$67,537	46

Securities Held-to-Maturity
Obligations of U. S. Government agencies	$0	$0	$3	$97	$3	$97	1
Obligations of state and political subdivisions	2	1,261	16	1,203	18	2,464	6
Mortgage-backed securities	0	0	1,242	64,349	1,242	64,349	6
Total securities held-to-maturity	$2	$1,261	$1,261	$65,649	$1,263	$66,910	13

Total	$84	$19,635	$2,034	$114,812	$2,118	$134,447	59

Certain investments within the Company's portfolio had unrealized losses at December 31, 2015 and December 31, 2014, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. The Company purchases only highly-rated securities, including U.S. government agencies and mortgage-backed securities guaranteed by government-sponsored entities. The municipal securities portfolio is reviewed regularly to ensure that ratings of individual securities have not deteriorated below the threshold established by the Company's policy.

Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2015 or December 31, 2014.

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

NOTE 4, Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	December 31, 2015	December 31, 2014
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$96,997	$91,318
Commercial	277,758	287,531
Construction	19,685	9,082
Second mortgages	15,148	13,403
Equity lines of credit	47,256	43,662
Total mortgage loans on real estate	456,844	444,996
Commercial loans	43,197	37,698
Consumer loans	50,427	30,493
Other	18,007	22,807
Total loans	568,475	535,994
Less: Allowance for loan losses	(7,738)	(7,075)
Loans, net of allowance and deferred fees (1)	$560,737	$528,919

(1) Deferred loan fees totaled $407 thousand and $473 thousand at December 31, 2015 and December 31, 2014, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $648 thousand and $541 thousand at December 31, 2015 and December 31, 2014, respectively.

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
 As of December 31, 2015
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$94,576	$0	$2,421	$96,997
Commercial	261,749	7,394	8,615	277,758
Construction	18,931	0	754	19,685
Second mortgages	14,835	0	313	15,148
Equity lines of credit	47,161	0	95	47,256
Total mortgage loans on real estate	437,252	7,394	12,198	456,844
Commercial loans	40,268	467	2,462	43,197
Consumer loans	50,327	0	100	50,427
Other	18,007	0	0	18,007
Total	$545,854	$7,861	$14,760	$568,475

Credit Quality Information
 As of December 31, 2014
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$89,480	$0	$1,838	$91,318
Commercial	272,654	10,602	4,275	287,531
Construction	8,026	0	1,056	9,082
Second mortgages	13,306	0	97	13,403
Equity lines of credit	42,976	0	686	43,662
Total mortgage loans on real estate	426,442	10,602	7,952	444,996
Commercial loans	36,007	1,669	22	37,698
Consumer loans	30,463	0	30	30,493
Other	22,807	0	0	22,807
Total	$515,719	$12,271	$8,004	$535,994

As of December 31, 2015 and 2014 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$309	$1,042	$275	$1,626	$95,371	$96,997	$0
Commercial	1,266	31	23	1,320	276,438	277,758	23
Construction	161	0	0	161	19,524	19,685	0
Second mortgages	21	39	165	225	14,923	15,148	0
Equity lines of credit	170	0	0	170	47,086	47,256	0
Total mortgage loans on real estate	1,927	1,112	463	3,502	453,342	456,844	23
Commercial loans	500	88	232	820	42,377	43,197	164
Consumer loans	1,673	1,350	3,163	6,186	44,241	50,427	3,163
Other	64	3	6	73	17,934	18,007	6
Total	$4,164	$2,553	$3,864	$10,581	$557,894	$568,475	$3,356

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal amounts that are 97 - 98% guaranteed by the government.  The past due portion of these guaranteed loans totaled $5.7 million at December 31, 2015.

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

When management places a loan in nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and the loan is accounted for by the cash basis or cost recovery method, until it qualifies for return to accrual status or is charged off. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or when the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments for at least six months.

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	December 31, 2015	December 31, 2014
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,457	$924
Commercial	2,623	4,086
Construction	0	499
Second mortgages	226	61
Total mortgage loans on real estate	4,306	5,570
Commercial loans	276	0
Total	$4,582	$5,570

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Years Ended December 31,
	2015	2014
	(in thousands)
Interest income that would have been recorded under original loan terms	$196	$301
Actual interest income recorded for the period	141	265
Reduction in interest income on nonaccrual loans	$55	$36

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

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Year Ended December 31, 2015
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	0	$0	$0	$0
Commercial	5	2,094	2,594	2,400
Construction	1	435	435	0
Second mortgages	1	61	61	61
Total	7	$2,590	$3,090	$2,461

Troubled Debt Restructurings by Class
For the Year Ended December 31, 2014
 (dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	2	$375	$375	$366
Commercial	0	0	0	0
Construction	1	103	103	102
Second mortgages	1	89	89	86
Total	4	$567	$567	$554

All of the loans restructured in 2014 and five of the loans restructured in 2015 were given below-market rates for debt with similar risk characteristics. Two of the loans restructured in 2015 were given terms not otherwise available to borrowers with similar risk characteristics.

At December 31, 2015 and 2014, the Company had no outstanding commitments to disburse additional funds on any TDR. Also at December 31, 2015 and 2014, the Company had $53 thousand and $446 thousand, respectively, in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure.

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

Restructurings that Subsequently Defaulted
	For the Years Ended December 31,
	2015	2014
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$0	$389

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

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is in nonaccrual status, all payments are applied to principal under the cost recovery method. For financial statement purposes, the recorded investment in the loan is the actual principal balance reduced by payments that would otherwise have been applied to interest. When reporting information on these loans to the applicable customers, the unpaid principal balance is reported as if payments were applied to principal and interest under the original terms of the loan agreements. Therefore, the unpaid principal balance reported to the customer would be higher than the recorded investment in the loan for financial statement purposes. When the ultimate collectability of the total principal of the impaired loan is not in doubt and the loan is in nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.

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

Impaired Loans by Class
(in thousands)
	As of December 31, 2015				For the year ended December 31, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,994	$1,530	$1,261	$146	$2,267	$132
Commercial	10,203	6,166	3,208	608	9,305	473
Construction	99	0	99	36	465	5
Second mortgages	535	499	0	0	571	21
Total mortgage loans on real estate	$13,831	$8,195	$4,568	$790	$12,608	$631
Commercial loans	330	207	68	8	952	28
Consumer loans	12	12	0	0	13	1
Total	$14,173	$8,414	$4,636	$798	$13,573	$660

Impaired Loans by Class
(in thousands)
	As of December 31, 2014				For the year ended December 31, 2014
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment		Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,898	$2,083	$646	$91		$4,099	$126
Commercial	11,766	4,729	5,322	163		10,669	449
Construction	1,157	623	534	270		2,431	55
Second mortgages	506	195	282	178		470	25
Total mortgage loans on real estate	$16,327	$7,630	$6,784	$702		$17,669	$655
Commercial loans	0	0	0	0		37	0
Consumer loans	14	14	0	0		26	1
Total	$16,341	$7,644	$6,784	$702	$	$ 17,732	$656

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

Each segment of the portfolio is pooled by risk grade or by days past due.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades.  A historical loss percentage is then calculated by migration analysis and applied to each pool.  The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment.  At December 31, 2015 and December 31, 2014, management used twelve-quarter migration periods.

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

Loans collectively evaluated for impairment are pooled, with a historical loss rate, based on migration analysis, applied to each pool, segmented by risk grade or days past due, depending on the type of loan. Based on credit risk assessments and management's analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.7 million adequate to cover loan losses inherent in the loan portfolio at December 31, 2015.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the year ended December 31, 2015	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$595	$703	$5,347	$219	$211	$7,075
Charge-offs	(293)	0	(321)	(92)	(191)	(897)
Recoveries	50	1	393	39	52	535
Provision for loan losses	281	281	209	113	141	1,025
Ending balance	$633	$985	$5,628	$279	$213	$7,738
Ending balance individually evaluated for impairment	$8	$36	$754	$0	$0	$798
Ending balance collectively evaluated for impairment	625	949	4,874	279	213	6,940
Ending balance	$633	$985	$5,628	$279	$213	$7,738
Loan Balances:
Ending balance individually evaluated for impairment	$275	$99	$12,664	$12	$0	$13,050
Ending balance collectively evaluated for impairment	42,922	19,586	424,495	50,415	18,007	555,425
Ending balance	$43,197	$19,685	$437,159	$50,427	$18,007	$568,475

For the year ended December 31, 2014	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$350	$662	$5,357	$294	$168	$6,831
Charge-offs	(286)	(51)	(563)	(163)	(175)	(1,238)
Recoveries	55	173	524	64	66	882
Provision for loan losses	476	(81)	29	24	152	600
Ending balance	$595	$703	$5,347	$219	$211	$7,075
Ending balance individually evaluated for impairment	$0	$270	$432	$0	$0	$702
Ending balance collectively evaluated for impairment	595	433	4,915	219	211	6,373
Ending balance	$595	$703	$5,347	$219	$211	$7,075
Loan Balances:
Ending balance individually evaluated for impairment	$0	$1,157	$13,257	$14	$0	$14,428
Ending balance collectively evaluated for impairment	37,698	7,925	422,657	30,479	22,807	521,566
Ending balance	$37,698	$9,082	$435,914	$30,493	$22,807	$535,994

CHANGES IN ACCOUNTING METHODOLOGY
There were no changes in accounting methodology for the allowance for loan losses for the year ended December 31, 2015.

NOTE 5, Other Real Estate Owned (OREO)

The Company holds certain parcels of real estate due to completed foreclosure proceedings on defaulted loans or the closing of former branches. An analysis of the balance in OREO is as follows:

	Years Ended December 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$8,014	$9,190
Transfers to OREO due to foreclosure	553	1,815
Other additions to foreclosed properties	0	23
Properties sold	(3,277)	(3,014)
Balance at end of year	$5,290	$8,014

Other additions to foreclosed properties in the table above are for capital improvements on existing properties.

OREOs are presented net of a valuation allowance for losses. As the fair values of OREOs change, adjustments are made to the recorded investment in the properties through the valuation allowance to ensure that all properties are recorded at the lower of cost or fair value.  Properties written down in previous periods can be written back up if a current property valuation warrants the change, though never above the original cost of the property. An analysis of the valuation allowance on OREOs is as follows:

	Years Ended December 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$2,908	$2,775
Additions and write-downs	1,011	1,056
Reductions due to sales or increases in value	(1,370)	(923)
Balance at end of year	$2,549	$2,908

Expenses applicable to OREOs include the following:

	Years Ended December 31,
	2015	2014
	(in thousands)
Net loss (gain) on sales of real estate	$(54)	$(184)
Provision for losses (net write-downs)	1,011	1,056
Operating expenses, net of income (1)	219	285
Total Expenses	$1,176	$1,157

(1) Included in other operating income and other operating expense on the Consolidated Statements of Income.

NOTE 6, Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2015	2014
	(in thousands)
Land	$7,688	$7,261
Buildings	37,848	38,301
Construction in process	555	291
Leasehold improvements	852	906
Furniture, fixtures and equipment	18,303	19,391
	65,246	66,150
Less accumulated depreciation and amortization	23,964	24,075
	$41,282	$42,075

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $2.5 and $2.3 million, respectively.

The Company has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2020. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2015 under noncancellable leases is $871 thousand which is due as follows (in thousands):

2016	$236
2017	235
2018	167
2019	149
2020	84
Total	$871

The aggregate rental expense of premises and equipment was $270 thousand and $281 thousand for December 31, 2015 and 2014, respectively.

NOTE 7, Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at December 31, 2015 and three separate funds at December 31, 2014. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $4.2 million and $722 thousand at December 31, 2015 and December 31, 2014, respectively. The expected terms of these investments and the related tax benefits run through 2032. During the years ended December 31, 2015 and 2014, the Company recognized tax credits and other tax benefits related to these investments of $365 thousand and $477 thousand, respectively. Total tax credits received for 2015 were $274 thousand, which is based on the most recent quarterly estimates received from the funds.  Additional committed capital calls expected for the funds totaled $3.0 million and $2.7 million at December 31, 2015 and December 31, 2014, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

NOTE 8, Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2015 and 2014 was $36.4 million and $40.2 million, respectively. As of December 31, 2015, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2015 the scheduled maturities of time deposits (in thousands) are as follows:

2016	$85,910
2017	48,942
2018	18,932
2019	19,135
2020	37,092
Total	$210,011

NOTE 9, Short Term and Long Term Borrowings

The Company's short-term borrowing sources include federal funds purchased and overnight repurchase agreements. The Company had no federal funds purchased on December 31, 2015 or 2014.  At December 31, 2015, the Company had $50.0 million available in federal funds lines of credit to address any short-term borrowing needs.

Overnight repurchase agreements, which totaled $26.0 million and $37.4 million as of December 31, 2015 and 2014, respectively, are classified as secured borrowings that generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

As of December 31, 2015, three customer relationships exceeded 5 percent of total repurchase agreements, with a combined outstanding balance of $20.0 million, or 77.23% of total repurchase agreements.

The Company's long-term debt at December 31, 2015 and 2014 consisted of fixed-rate FHLB advances. The FHLB advances are secured by a blanket lien on qualified 1 – 4 family residential real estate loans. These pledged loans totaled $75.8 million at December 31, 2015. In February of 2016, the Company elected to prepay its remaining FHLB advance of $25.0 million. Although prepayment of the advance subjected the Company to a prepayment penalty equal to the cost to the FHLB to unwind its underlying hedge plus an administrative fee, the Company determined that the interest expense saved was more than the cost to prepay the advance.

At December 31, 2015, the Company had $237.2 million in FHLB borrowing availability, in addition to the $25.0 million already outstanding on that date.

The contractual maturities of long-term debt are as follows:

	December 31,
	2015		2014
	Fixed	Weighted	Fixed	Weighted
	Rate	Avg Rate	Rate	Avg Rate
	(in thousands)		(in thousands)
Due in 2015	$0	0.00%	$5,000	0.26%
Due in 2016	25,000	4.83%	25,000	4.83%
Total long-term debt	$25,000	4.83%	$30,000	4.07%

NOTE 10, Stock Option Plan

The Company's 1998 Stock Option Plan, pursuant to which stock options could be granted to key employees and non-employee directors, expired on March 9, 2008.  Stock options that were outstanding on March 9, 2008 remained outstanding in accordance with their terms, but no new awards can be granted under the plan after March 9, 2008. At December 31, 2015, options to purchase 74,960 shares of common stock granted under the stock option plan were outstanding. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and each option's maximum term is ten years.

Stock option plan activity for the year ended December 31, 2015 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2015	81,210	$20.05
Granted	0	0
Exercised	0	0
Canceled or expired	(6,250)	20.05
Options outstanding, December 31, 2015	74,960	$20.05	1.79	$0
Options exercisable, December 31, 2015	74,960	$20.05	1.79	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2015.This amount changes based on changes in the market value of the Company's common stock.

As of December 31, 2015, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the market value of a share of the Company's common stock.

No options were granted or exercised during the years ended December 31, 2015 or December 31, 2014.

As of December 31, 2015 and December 31, 2014, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Information pertaining to options outstanding at December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20.05	74,960	1.79	$20.05	74,960	$20.05

NOTE 11, Stockholders' Equity and Earnings per Common Share

STOCKHOLDERS' EQUITY -- OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Years Ended
	December 31,		Affected Line Item on Consolidated Statement of Income
	2015	2014
	(in thousands)
Available-for-sale securities
Realized gains (losses) on sales of securities	$76	$2	Gain (loss) on sale of available-for-sale securities, net
Tax effect	26	1	Income tax (benefit) expense
	$50	$1
Defined-benefit pension plan
Amortization of actuarial loss (1)	$(390)	$(251)	Salaries and employee benefits
Tax effect	(133)	(85)	Income tax benefit
	$(257)	$(166)

Total reclassifications for the period	$(207)	$(165)

(1) This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see Note 14. Pension Plan for additional details).

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Losses on Securities Transferred from Available-for-Sale to Held-to-Maturity (1)	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Balance at December 31, 2013	$(5,317)	$(3,937)	$(1,548)	$(10,802)
Net change for the year ended December 31, 2014	5,239	551	(881)	4,909
Balance at December 31, 2014	(78)	(3,386)	(2,429)	(5,893)

Net change for the year ended December 31, 2015	(498)	3,386	(157)	2,731
Balance at December 31, 2015	$(576)	$0	$(2,586)	$(3,162)

(1) Net change for the year ended December 31, 2015 represents reclassification due to the transfer of securities held-to-maturity to available-for-sale. See Note 3. Securities.

The following table presents the change in each component of other comprehensive income on a pre-tax and after-tax basis for the periods indicated.

	Year Ended December 31, 2015
	Pretax	Tax Effect	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(679)	$(231)	$(448)
Reclassification adjustment for gains recognized in income	(76)	(26)	(50)
Net unrealized losses on securities	(755)	(257)	(498)

Unrealized losses on securities transferred from available-for-sale to held-to-maturity:
Elimination upon transfer back to available-for-sale	4,197	1,427	2,770
Amortization	934	318	616
Net change	5,131	1,745	3,386

Defined benefit pension plans:
Net actuarial loss for the period	(627)	(213)	(414)
Amortization of actuarial loss from prior period	390	133	257
Net change	(237)	(80)	(157)

Total change in accumulated other comprehensive loss	$4,139	$1,408	$2,731

	Year Ended December 31, 2014
	Pretax	Tax Effect	Net-of-Tax
	(in thousands)
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$7,940	$2,700	$5,240
Reclassification adjustment for gains recognized in income	(2)	(1)	(1)
Net change	7,938	2,699	5,239

Unrealized losses on securities transferred from available-for-sale to held-to-maturity:
Amortization	835	284	551
Net change	835	284	551

Defined benefit pension plans:
Net actuarial loss for the period	(1,587)	(540)	(1,047)
Amortization of actuarial loss from prior period	251	85	166
Net change	(1,336)	(455)	(881)

Total change in accumulated other comprehensive loss	$7,437	$2,528	$4,909

EARNINGS PER COMMON SHARE
Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2015	2014
	(dollars in thousands)
Net income (in thousands)	$3,634	$4,116

Average number of common shares outstanding	4,959,009	4,959,009
Effect of dilutive options	0	0
Average number of common shares outstanding used to calculate diluted earnings per common share	4,959,009	4,959,009

The Company did not include an average of 76 thousand and 117 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for 2015 and 2014, respectively, because they were antidilutive.

NOTE 12, Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal stockholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company's board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal stockholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders' equity at December 31, 2015.

Annual activity consisted of the following:

	2015	2014
	(in thousands)
Balance, beginning of year	$5,787	$2,589
Additions	4	3,596
Reductions	(1,362)	(398)
Balance, end of year	$4,429	$5,787

Deposits from related parties held by the Company at December 31, 2015 and 2014 amounted to $14.4 million and $13.2 million, respectively.

NOTE 13, Income Taxes

The components of income tax expense for the current and prior year-ends are as follows:

	2015	2014
	(in thousands)
Current income tax expense	$281	$297
Deferred income tax benefit	(227)	(101)
Reported income tax expense	$54	$196

A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
	2015	2014
	(in thousands)
Expected tax expense (34%)	$1,254	$1,466
Interest expense on tax-exempt assets	22	24
Low-income housing tax credits	(274)	(324)
Tax-exempt interest	(654)	(631)
Bank-owned life insurance	(301)	(289)
Other, net	7	(50)
Reported tax expense	$54	$196

The effective tax rates for 2015 and 2014 were 1.5% and 4.6%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,631	$2,397
Interest on nonaccrual loans	67	100
Other real estate owned	867	989
Pension - other comprehensive income	1,332	1,252
Bank owned life insurance benefit	88	83
Charitable contributions carried forward	109	92
Net unrealized loss on securities available-for-sale	297	40
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	0	1,744
Unexercised nonqualified options	36	36
Alternative minimum tax	610	269
Deferred benefits and compensation	347	166
Other	78	70
	$6,462	$7,238

Deferred tax liabilities:
Depreciation	$(854)	$(696)
Accretion of discounts on securities	(1)	0
Deferred loan fees and costs	(293)	(295)
Pension	(874)	(627)
	(2,022)	(1,618)
Net deferred tax assets	$4,440	$5,620

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

NOTE 14, Pension Plan and 401(k) Plan

PENSION PLAN
The Company provides pension benefits for eligible participants through a non-contributory defined-benefit pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants have been or will be added to the plan since such date.

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31,
	2015	2014
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$7,104	$5,656
Service cost	0	0
Interest cost	260	278
Benefits paid	(294)	(298)
Actuarial (gain) loss	(31)	1,468
Benefit obligation at end of year	$7,039	$7,104

Change in plan assets
Fair value of plan assets at beginning of year	$5,268	$5,322
Actual return on plan assets	(283)	244
Employer contribution	1,000	0
Benefits paid	(294)	(298)
Fair value of plan assets at end of year	$5,691	$5,268

Funded Status at end of year	$(1,348)	$(1,836)

Amounts recognized in the consolidated balance sheets at December 31,	2015	2014
Accrued pension liability	$(1,348)	$(1,836)

Amounts recognized in other comprehensive income (loss)
Loss	$3,918	$3,681
Deferred taxes	(1,332)	(1,252)
Net loss	$2,586	$2,429
Accumulated benefit obligation	$7,039	$7,104

Assumptions used to determine the benefit obligations at December 31,	2015	2014
Discount rate	4.03%	3.73%

	During the years ending December 31,
Weighted-average assumptions used to determine net periodic pension cost	2015	2014
Discount rate	3.73%	4.90%
Expected long-term rate of return on plan assets	7.00%	7.00%

	Years ended December 31,
Components of net periodic pension cost	2015	2014
	(in thousands)
Interest cost	$260	$278
Expected return on plan assets	(376)	(362)
Amortization of unrecognized loss	390	251
Net periodic pension cost	$274	$167

Components of other amounts recognized in other comprehensive income (loss)
Net actuarial (gain) loss	$627	$1,587
Settlement loss	0	0
Amortization of actuarial loss	(390)	(251)
Total recognized in other comprehensive income (loss)	$237	$1,336

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$511	$1,503

The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $560 thousand.

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

Fair value is discussed in detail in Note 16. The fair value of the Company's pension plan assets by asset category are as follows:

	Assets at Fair Value as of December 31, 2015
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$654	$0	$0	$654
Mutual funds	74	0	0	74
Common stock	2,766	0	0	2,766
Corporate bonds	0	2,133	0	2,133
Partnerships	0	64	0	64
Total assets at fair value	$3,494	$2,197	$0	$5,691

	Assets at Fair Value as of December 31, 2014
	(in thousands)
Asset Category	Level 1	Level 2	Level 3	Total
Money market funds	$310	$0	$0	$310
Mutual funds	73	0	0	73
Common stock	2,847	0	0	2,847
Corporate bonds	0	2,038	0	2,038
Total assets at fair value	$3,230	$2,038	$0	$5,268

The Company contributed $1.0 million to the pension plan in 2015, and made no contributions in 2014. Management has not determined at this time the amount, if any, it will contribute to the plan for the year ending December 31, 2016.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2016	$219
2017	259
2018	281
2019	294
2020	352
Thereafter	2,051
Total	$3,456

401(K) PLAN
The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute to the plan subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent of the first 4 percent of an employee's compensation contributed to the plan. Matching contributions vest to the employee immediately. The Company may make profit sharing contributions to the plan as determined by the Board of Directors. Profit sharing contributions vest to the employee over a six-year period. For the years ended December 31, 2015 and 2014, expense attributable to the plan amounted to $519 thousand and $527 thousand, respectively.

NOTE 15, Commitments and Contingencies

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

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making such commitments as it does for on-balance-sheet instruments.

The following financial instruments whose contract amounts represent credit risk were outstanding at December 31:

	2015	2014
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$41,995	$43,372
Commercial real estate, construction and development loans committed but not funded	18,113	21,839
Other lines of credit (principally commercial)	73,213	70,368
Total	$133,321	$135,579

Letters of credit	$3,473	$3,586

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

NOTE 16, Fair Value Measurements

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description	Balance
Available-for-sale securities
U.S. Treasury securities	$0	$0	$0	$0
Obligations of U.S. Government agencies	24,240	0	24,240	0
Obligations of state and political subdivisions	78,433	0	78,433	0
Mortgage-backed securities	107,396	0	107,396	0
Money market investments	631	0	631	0
Corporate bonds	3,393	0	3,393	0
Other marketable equity securities	99	0	99	0
Total available-for-sale securities	$214,192	$0	$214,192	$0

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description	Balance
Available-for-sale securities
U.S. Treasury securities	$20,000	$0	$20,000	$0
Obligations of U.S. Government agencies	4,618	0	4,618	0
Obligations of state and political subdivisions	50,246	0	50,246	0
Mortgage-backed securities	60,888	0	60,888	0
Money market investments	719	0	719	0
Corporate bonds	2,790	0	2,790	0
Other marketable equity securities	85	0	85	0
Total available-for-sale securities	$139,346	$0	$139,346	$0

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

		Carrying Value at December 31, 2015 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$952	$0	$0	$952
Commercial	267	0	0	267
Construction	62	0	0	62
Total	$1,281	$0	$0	$1,281

Other real estate owned
Residential 1-4 family	$724	$0	$0	$724
Commercial	927	0	0	927
Construction	1,090	0	0	1,090
Total	$2,741	$0	$0	$2,741

		Carrying Value at December 31, 2014 Using
		(in thousands)
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$399	$0	$0	$399
Commercial	1,973	0	0	1,973
Construction	264	0	0	264
Second mortgages	104	0	0	104
Total	$2,740	$0	$0	$2,740

Other real estate owned
Residential 1-4 family	$884	$0	$0	$884
Commercial	1,198	0	0	1,198
Construction	2,139	0	0	2,139
Total	$4,221	$0	$0	$4,221

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2015 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$952	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (3.75%)
Commercial real estate	267	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	62	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	724	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 7.17% (4.79%)
Commercial	927	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 24.70% (11.77%)
Construction	1,090	Market comparables	Selling costs	6.72%
			Liquidation discount	33.05%

		Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2014 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$399	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	1,973	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	264	Market comparables	Selling costs	0.00% - 7.25% (1.18%)
			Liquidation discount	4.00% - 28.71% (24.70%)
Second mortgages	104	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	884	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 10.00% (8.09%)
Commercial	1,198	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 10.00% (5.91%)
Construction	2,139	Market comparables	Selling costs	7.25% - 11.25% (7.38%)
			Liquidation discount	0.00% - 10.00% (2.68%)

FASB ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company's assets.

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2015 and December 31, 2014, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$36,990	$36,990	$0	$0
Securities available-for-sale	214,192	0	214,192	0
Securities held-to-maturity	0	0	0	0
Restricted securities	2,016	0	2,016	0
Loans, net of allowances for loan losses	560,737	0	0	559,488
Bank owned life insurance	24,411	0	24,411	0
Accrued interest receivable	3,059	0	3,059	0

Liabilities
Deposits	$746,471	$0	$746,740	$0
Overnight repurchase agreements	25,950	0	25,950	0
Term repurchase agreements	0	0	0	0
Federal Home Loan Bank advances	25,000	0	25,501	0
Accrued interest payable	241	0	241	0

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$33,305	$33,305	$0	$0
Securities available-for-sale	139,346	0	139,346	0
Securities held-to-maturity	90,089	0	94,406	0
Restricted securities	2,293	0	2,293	0
Loans, net of allowances for loan losses	528,919	0	0	527,138
Bank owned life insurance	23,525	0	23,525	0
Accrued interest receivable	2,695	0	2,695	0

Liabilities
Deposits	$716,654	$0	$717,260	$0
Overnight repurchase agreements	37,404	0	37,404	0
Term repurchase agreements	412	0	410	0
Federal Home Loan Bank advances	30,000	0	31,536	0
Accrued interest payable	255	0	255	0

NOTE 17, Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2015 and 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2015 and 2014 are also presented in the table.

	Capital		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
December 31, 2015:
Total Capital to Risk Weighted Assets:
Consolidated	$104,076	14.89%	$55,910	8.00%	N/	A	N/	A
Old Point National Bank	96,079	13.83%	55,589	8.00%	$69,486		10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	96,338	13.78%	41,932	6.00%	N/	A	N/	A
Old Point National Bank	88,341	12.71%	41,692	6.00%	55,589		8.00%

Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	96,338	13.78%	31,449	4.50%	N/	A	N/	A
Old Point National Bank	88,341	12.71%	31,269	4.50%	45,166		6.50%

Tier 1 Capital to Average Assets:
Consolidated	96,338	10.93%	35,260	4.00%	N/	A	N/	A
Old Point National Bank	88,341	10.06%	35,124	4.00%	43,905		5.00%

December 31, 2014:
Total Capital to Risk Weighted Assets:
Consolidated	$101,450	15.44%	$52,560	8.00%	N/	A	N/	A
Old Point National Bank	94,472	14.45%	52,294	8.00%	$65,367		10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	94,375	14.36%	26,280	4.00%	N/	A	N/	A
Old Point National Bank	87,397	13.37%	26,147	4.00%	39,220		6.00%

Tier 1 Capital to Average Assets:
Consolidated	94,375	10.75%	35,131	4.00%	N/	A	N/	A
Old Point National Bank	87,397	10.01%	34,940	4.00%	43,675		5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2016, without approval of the Comptroller, $3.0 million plus an additional amount equal to the Bank's and Trust's retained net profits for 2016 up to the date of any dividend declaration.

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

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

2015	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$30,242	$54	$4,009	$(4,010)	$30,295
Income from fiduciary activities	0	3,617	0	0	3,617
Other income	8,548	1,032	200	(261)	9,519
Total operating income	38,790	4,703	4,209	(4,271)	43,431

Expenses
Interest expense	3,633	0	0	(1)	3,632
Provision for loan losses	1,025	0	0	0	1,025
Salaries and employee benefits	17,630	2,685	432	0	20,747
Other expenses	13,254	1,010	336	(261)	14,339
Total operating expenses	35,542	3,695	768	(262)	39,743

Income before taxes	3,248	1,008	3,441	(4,009)	3,688

Income tax expense (benefit)	(96)	343	(193)	0	54

Net income	$3,344	$665	$3,634	$(4,009)	$3,634

Capital expenditures	$1,682	$74	$0	$0	$1,756

Total assets	$891,877	$5,694	$93,191	$(93,975)	$896,787

2014	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$30,239	$50	$4,349	$(4,349)	$30,289
Income from fiduciary activities	0	3,506	0	0	3,506
Other income	8,283	916	200	(261)	9,138
Total operating income	38,522	4,472	4,549	(4,610)	42,933

Expenses
Interest expense	3,849	0	0	0	3,849
Provision for loan losses	600	0	0	0	600
Salaries and employee benefits	16,761	2,695	428	0	19,884
Other expenses	13,371	1,053	125	(261)	14,288
Total operating expenses	34,581	3,748	553	(261)	38,621

Income before taxes	3,941	724	3,996	(4,349)	4,312

Income tax expense (benefit)	69	247	(120)	0	196

Net income	$3,872	$477	$4,116	$(4,349)	$4,116

Capital expenditures	$3,786	$20	$0	$0	$3,806

Total assets	$871,691	$5,513	$88,497	$(89,421)	$876,280

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

NOTE 19, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
Balance Sheets	2015	2014
	(in thousands)
Assets
Cash and cash equivalents	$2,198	$1,349
Securities available-for-sale	99	85
Investment in common stock of subsidiaries	90,836	87,005
Other assets	58	58
Total assets	$93,191	$88,497

Liabilities and Stockholders' Equity
Note payable - subsidiary	$15	$0
Common stock	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	55,151	53,203
Accumulated other comprehensive loss	(3,162)	(5,893)
Total liabilities and stockholders' equity	$93,191	$88,497

	Years Ended December 31,
Statements of Income	2015	2014
	(in thousands)
Income:
Dividends from subsidiaries	$2,900	$2,475
Other income	200	200
Total income	3,100	2,675

Expenses:
Salaries and benefits	432	428
Legal expenses	180	107
Service fees	137	143
Other operating expenses	19	(125)
Total expenses	768	553
Income before income taxes and equity in undistributed net income of subsidiaries	2,332	2,122
Income tax benefit	(193)	(120)
	2,525	2,242
Equity in undistributed net income of subsidiaries	1,109	1,874
Net income	$3,634	$4,116

	Years Ended December 31,
Statements of Cash Flows	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$3,634	$4,116
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,109)	(1,874)
(Increase) decrease in other assets	(5)	124
Increase (decrease) in other liabilities	15	(1)
Net cash provided by operating activities	2,535	2,365

Cash flows from investing activities:	0	0

Cash flows from financing activities: cash dividends paid on common stock	(1,686)	(1,289)

Net increase in cash and cash equivalents	849	1,076
Cash and cash equivalents at beginning of year	1,349	273
Cash and cash equivalents at end of year	$2,198	$1,349

Supplemental schedule of noncash transactions:
Unrealized loss on securities available-for-sale	$(1)	$(15)
Book value of equity securities transferred from other assets to available-for-sale	$0	$100

NOTE 20, Subsequent Events

In February of 2016, the Company elected to pay off its advance from the Federal Home Loan Bank. This $25 million advance, which would have matured in June of 2016, bore an interest rate of 4.83%, significantly higher than other borrowing sources in the current rate environment. Previously, the Company had elected not to prepay this advance due to the penalty that would be assessed in the event of prepayment. As the amount of the penalty was dependent on market rates of interest, the volatility in the financial markets during the first quarter of 2016 provided the Company with an opportunity to prepay the advance for a penalty that was less than the amount of interest it would have paid for the remaining term of the advance. The amount of the penalty was $391 thousand.

Also in February of 2016, the Company transferred its portfolio of held-to-maturity securities to available-for-sale to increase liquidity and flexibility in the future. This transfer allows the Company to sell these securities as necessary to manage interest rate risk or to fund loan growth. For a detailed discussion of this transfer and its effects on the consolidated financial statements, refer to Note 3, Securities Portfolio.

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

Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Based on this evaluation, using those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting. There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company's 2016 Annual Meeting of Stockholders (the 2016 Proxy Statement) to be held on May 24, 2016.

Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption "Election of Directors" in the 2016 Proxy Statement and is incorporated herein by reference. The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 Proxy Statement and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption "Executive Officers of the Registrant." The information regarding the Company's Audit Committee and its Audit Committee Financial Expert is set forth under the caption "Board Committees and Attendance" in the 2016 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information set forth under the captions "Compensation and Benefits Committee Interlocks and Insider Participation" and "Executive Compensation" in the 2016 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2016 Proxy Statement is incorporated herein by reference.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2016 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption "Interest of Management in Certain Transactions" in the 2016 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption "Board Committees and Attendance" in the 2016 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the captions "Principal Accountant Fees" and "Audit Committee Pre-Approval Policy" in the 2016 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)     Consolidated Financial Statements

The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2015 and 2014
Consolidated Statements of Income – Years Ended December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows – Years Ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

10.5*	Directors' Compensation

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Summary of Old Point Financial Corporation Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 30, 2015)

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

10.11*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with Joseph R. Witt (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 12, 2010)

10.12*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with New York Life Insurance and Annuity Corporation entered into with Eugene M. Jordan, II, Robert F. Shuford, Jr., and Joseph R. Witt (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 30, 2012)

10.13*
Separation Agreement and General Release by and between Louis G. Morris and Old Point Financial Corporation and The Old Point National Bank of Phoebus, dated September 8, 2015 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed November 9, 2015)

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

101
The following materials from Old Point Financial Corporation's annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

* Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.,
Chairman, President & Chief Executive Officer

Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Sr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Sr.	Principal Executive Officer

Date: March 11, 2016

/s/Laurie D. Grabow	Chief Financial Officer & Senior Vice President/Finance
Laurie D. Grabow	Principal Financial & Accounting Officer

Date: March 11, 2016

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

Date: March 11, 2016