Form 10-Q
period 2016-03-31
OLD POINT FINANCIAL CORP
filed 2016-05-10
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of April 30, 2016

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(dollars in thousands except per share data)
	(unaudited)
Assets

Cash and due from banks	$12,278	$33,514
Interest-bearing due from banks	344	1,064
Federal funds sold	638	2,412
Cash and cash equivalents	13,260	36,990
Securities available-for-sale, at fair value	194,454	214,192
Restricted securities	970	2,016
Loans, net of allowance for loan losses of $7,802 and $7,738	565,673	560,737
Premises and equipment, net	40,996	41,282
Bank-owned life insurance	24,626	24,411
Other real estate owned, net of valuation allowance of $2,209 and $2,549	2,243	2,741
Other assets	14,625	14,418
Total assets	$856,847	$896,787

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$205,165	$215,090
Savings deposits	311,422	321,370
Time deposits	208,092	210,011
Total deposits	724,679	746,471
Overnight repurchase agreements	31,778	25,950
Federal Home Loan Bank advances	0	25,000
Accrued expenses and other liabilities	6,174	6,190
Total liabilities	762,631	803,611

Commitments and contingencies

Stockholders' equity:
Common stock, $5/share par value, 10,000,000 shares authorized; 4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	55,676	55,151
Accumulated other comprehensive loss, net	(2,647)	(3,162)
Total stockholders' equity	94,216	93,176
Total liabilities and stockholders' equity	$856,847	$896,787

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands except share and per share data)
Interest and Dividend Income:
Interest and fees on loans	$6,413	$6,355
Interest on due from banks	4	7
Interest on federal funds sold	1	0
Interest on securities:
Taxable	548	686
Tax-exempt	384	423
Dividends and interest on all other securities	15	33
Total interest and dividend income	7,365	7,504

Interest Expense:
Interest on savings deposits	55	52
Interest on time deposits	517	528
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	6	8
Interest on Federal Home Loan Bank advances	141	305
Total interest expense	719	893
Net interest income	6,646	6,611
Provision for loan losses	150	275
Net interest income, after provision for loan losses	6,496	6,336

Noninterest Income:
Income from fiduciary activities	901	980
Service charges on deposit accounts	975	982
Other service charges, commissions and fees	1,018	1,005
Income from bank-owned life insurance	215	221
Gain on sale of available-for-sale securities, net	509	0
Other operating income	47	89
Total noninterest income	3,665	3,277

Noninterest Expense:
Salaries and employee benefits	5,154	5,049
Occupancy and equipment	1,358	1,327
Data processing	422	358
FDIC insurance	165	147
Customer development	150	154
Legal and audit expenses	202	114
Other outside service fees	183	114
Employee professional development	148	131
Capital stock tax	135	114
ATM and check losses	87	137
Prepayment fee on Federal Home Loan Bank advance	391	0
Loss on write-down/sale of other real estate owned	99	69
Other operating expenses	597	573
Total noninterest expense	9,091	8,287
Income before income taxes	1,070	1,326
Income tax expense	49	121
Net income	$1,021	$1,205

Basic earnings per share
Weighted average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.21	$0.24

Diluted earnings per share
Weighted average shares outstanding	4,959,009	4,959,009
Net income per share of common stock	$0.21	$0.24

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands)
Net income	$1,021	$1,205
Other comprehensive income, net of tax, net of tax
Net unrealized gain on available-for-sale securities	515	91
Amortization of unrealized losses on securities transferred to held-to-maturity	0	141
Other comprehensive income, net of tax	515	232
Comprehensive income	$1,536	$1,437

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited, dollars in thousands except per share data)
THREE MONTHS ENDED MARCH 31, 2016

Balance at beginning of period	4,959,009	$24,795	$16,392	$55,151	$(3,162)	$93,176
Net income	0	0	0	1,021	0	1,021
Other comprehensive income, net of tax	0	0	0	0	515	515
Cash dividends ($0.10 per share)	0	0	0	(496)	0	(496)

Balance at end of period	4,959,009	$24,795	$16,392	$55,676	$(2,647)	$94,216

THREE MONTHS ENDED MARCH 31, 2015

Balance at beginning of period	4,959,009	$24,795	$16,392	$53,203	$(5,893)	$88,497
Net income	0	0	0	1,205	0	1,205
Other comprehensive income, net of tax	0	0	0	0	232	232
Cash dividends ($0.08 per share)	0	0	0	(396)	0	(396)

Balance at end of period	4,959,009	$24,795	$16,392	$54,012	$(5,661)	$89,538

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Three Months Ended March 31,	2016	2015
	(unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,021	$1,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	667	628
Provision for loan losses	150	275
Net gain on sale of available-for-sale securities	(509)	0
Net amortization of securities	514	536
Net (gain) loss on disposal of premises and equipment	(10)	1
Net loss on write-down/sale of other real estate owned	99	69
Income from bank owned life insurance	(215)	(221)
Increase in other assets	(472)	(251)
Increase (decrease) in other liabilities	(16)	542
Net cash provided by operating activities	1,229	2,784

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(61,690)	(21,362)
Proceeds from redemption (cash used in purchases) of restricted securities	1,046	(11)
Proceeds from maturities and calls of available-for-sale securities	20,740	20,690
Proceeds from sales of available-for-sale securities	58,361	1,155
Paydowns on available-for-sale securities	3,102	2,367
Paydowns on held-to-maturity securities	0	1,725
Net increase in all other loans (including repayments on student loans)	(5,086)	(19,634)
Proceeds from sales of other real estate owned	399	406
Purchases of premises and equipment	(371)	(973)
Net cash provided by (used in) investing activities	16,501	(15,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(9,925)	6,316
Increase (decrease) in savings deposits	(9,948)	2,710
Increase (decrease) in time deposits	(1,919)	2,646
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	5,828	(1,857)
Repayment of Federal Home Loan Bank advances	(25,000)	0
Cash dividends paid on common stock	(496)	(396)
Net cash provided by (used in) financing activities	(41,460)	9,419

Net decrease in cash and cash equivalents	(23,730)	(3,434)
Cash and cash equivalents at beginning of period	36,990	33,305
Cash and cash equivalents at end of period	$13,260	$29,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$740	$887
Income tax	$0	$0

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$780	$138
Loans transferred to other real estate owned	$0	$454
Amortization of unrealized loss on securities transferred to held-to-maturity	$0	$214

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General
The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2016 and December 31, 2015 and the statements of income, comprehensive income, changes in stockholders' equity and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of March 31, 2016, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

Note 2. Securities

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2016
U.S. Treasury securities	$19,999	$0	$0	$19,999
Obligations of U.S. Government agencies	4,071	1	(50)	4,022
Obligations of state and political subdivisions	71,958	1,161	(127)	72,992
Mortgage-backed securities	94,511	0	(1,092)	93,419
Money market investments	511	0	0	511
Corporate bonds and other securities	3,397	17	(3)	3,411
Other marketable equity securities	100	0	0	100
Total	$194,547	$1,179	$(1,272)	$194,454

December 31, 2015
Obligations of U.S. Government agencies	$24,353	$1	$(114)	$24,240
Obligations of state and political subdivisions	77,223	1,323	(113)	78,433
Mortgage-backed securities	109,360	0	(1,964)	107,396
Money market investments	631	0	0	631
Corporate bonds and other securities	3,397	4	(8)	3,393
Other marketable equity securities	100	0	(1)	99
Total	$215,064	$1,328	$(2,200)	$214,192

The following table summarizes realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Securities Available-for-sale
Realized gains on sales of securities	$548	$0
Realized losses on sales of securities	(39)	0
Net realized gain (loss)	$509	$0

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

The Company has not recorded impairment charges through income on securities for the three months ended March 31, 2016 or the year ended December 31, 2015.

TEMPORARILY IMPAIRED SECURITIES

The following table shows the number of securities with unrealized losses, and the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	March 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$0	$0	$50	$3,721	$50	$3,721	2
Obligations of state and political subdivisions	87	5,432	40	3,043	127	8,475	15
Mortgage-backed securities	254	31,813	838	61,606	1,092	93,419	18
Corporate bonds	0	0	3	697	3	697	6
Total securities available-for-sale	$341	$37,245	$931	$69,067	$1,272	$106,312	41

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Debt securities:
Obligations of U.S. Government agencies	$0	$0	$114	$3,940	$114	$3,940	2
Obligations of state and political subdivisions	42	4,177	71	3,545	113	7,722	13
Mortgage-backed securities	848	62,698	1,116	44,698	1,964	107,396	13
Corporate bonds	6	2,091	2	198	8	2,289	16
Other marketable equity securities	1	99	0	0	1	99	1
Total securities available-for-sale	$897	$69,065	$1,303	$52,381	$2,200	$121,446	45

Certain investments within the Company's portfolio had unrealized losses at March 31, 2016 and December 31, 2015, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2016 or December 31, 2015.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$96,473	$96,997
Commercial	276,394	277,758
Construction	22,631	19,685
Second mortgages	15,944	15,148
Equity lines of credit	46,526	47,256
Total mortgage loans on real estate	457,968	456,844
Commercial loans	45,700	43,197
Consumer loans	48,454	50,427
Other	21,353	18,007
Total loans, net of deferred fees (1)	573,475	568,475
Less: Allowance for loan losses	(7,802)	(7,738)
Loans, net of allowance and deferred fees (1)	$565,673	$560,737

(1) Deferred loan fees totaled $414 thousand and $407 thousand at March 31, 2016 and December 31, 2015, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $618 thousand and $648 thousand at March 31, 2016 and December 31, 2015, respectively.

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

The Company's internally assigned risk grades are as follows:
·	Pass: Loans are of acceptable risk.
·	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.
·	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.
·	Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.
·	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of March 31, 2016
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$94,015	$0	$2,458	$96,473
Commercial	258,317	9,457	8,620	276,394
Construction	21,718	0	913	22,631
Second mortgages	15,607	0	337	15,944
Equity lines of credit	46,426	0	100	46,526
Total mortgage loans on real estate	436,083	9,457	12,428	457,968
Commercial loans	42,303	1,251	2,146	45,700
Consumer loans	48,371	0	83	48,454
Other	21,353	0	0	21,353
Total	$548,110	$10,708	$14,657	$573,475

Credit Quality Information As of December 31, 2015
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$94,576	$0	$2,421	$96,997
Commercial	261,749	7,394	8,615	277,758
Construction	18,931	0	754	19,685
Second mortgages	14,835	0	313	15,148
Equity lines of credit	47,161	0	95	47,256
Total mortgage loans on real estate	437,252	7,394	12,198	456,844
Commercial loans	40,268	467	2,462	43,197
Consumer loans	50,327	0	100	50,427
Other	18,007	0	0	18,007
Total	$545,854	$7,861	$14,760	$568,475

As of March 31, 2016 and December 31, 2015, the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of March 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$912	$267	$207	$1,386	$95,087	$96,473	$0
Commercial	1,712	30	2,334	4,076	272,318	276,394	20
Construction	0	0	162	162	22,469	22,631	162
Second mortgages	57	0	156	213	15,731	15,944	0
Equity lines of credit	25	0	0	25	46,501	46,526	0
Total mortgage loans on real estate	2,706	297	2,859	5,862	452,106	457,968	182
Commercial loans	455	43	142	640	45,060	45,700	0
Consumer loans	1,359	688	2,903	4,950	43,504	48,454	2,903
Other	38	3	7	48	21,305	21,353	7
Total	$4,558	$1,031	$5,911	$11,500	$561,975	$573,475	$3,092
(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The past due principal portion of these guaranteed loans totaled $4.7 million at March 31, 2016.

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

In the table above, the consumer category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The past due principal portion of these guaranteed loans totaled $5.7 million at December 31, 2015.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	March 31, 2016	December 31, 2015
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$1,343	$1,457
Commercial	4,701	2,623
Second mortgages	156	226
Total mortgage loans on real estate	6,200	4,306
Commercial loans	257	276
Total	$6,457	$4,582

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest income that would have been recorded under original loan terms	$85	$73
Actual interest income recorded for the period	38	63
Reduction in interest income on nonaccrual loans	$47	$10

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

The following table presents TDRs during the period indicated, by class of loan.  There were no troubled debts restructured in the first quarter of 2015.

Troubled Debt Restructurings by Class For the Three Months Ended March 31, 2016
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on March 31, 2016
Commercial loans	1	$152	$152	$115

The loan restructured in the first three months of 2016 was given a below-market rate for debt with similar risk characteristics. At March 31, 2016 and December 31, 2015, the Company had no outstanding commitments to disburse additional funds on any TDR. Also at both March 31, 2016 and December 31, 2015, the Company had $53 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure.

In the first quarters of 2016 and 2015, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

All TDRs are factored into the determination of the allowance for loan losses and included in the impaired loan analysis, as discussed below.

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

Impaired Loans by Class (in thousands)
	As of March 31, 2016				For the three months ended March 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,812	$1,853	$816	$96	$2,702	$32
Commercial	10,155	6,139	3,187	588	9,307	66
Construction	98	0	98	35	98	1
Second mortgages	531	486	0	0	524	10
Total mortgage loans on real estate	$13,596	$8,478	$4,101	$719	$12,631	$109
Commercial loans	435	257	0	0	266	2
Consumer loans	11	11	0	0	12	0
Total	$14,042	$8,746	$4,101	$719	$12,909	$111

Impaired Loans by Class (in thousands)
	As of December 31, 2015				For the Year Ended December 31, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,994	$1,530	$1,261	$146	$2,267	$132
Commercial	10,203	6,166	3,208	608	9,305	473
Construction	99	0	99	36	465	5
Second mortgages	535	499	0	0	571	21
Total mortgage loans on real estate	$13,831	$8,195	$4,568	$790	$12,608	$631
Commercial loans	330	207	68	8	952	28
Consumer loans	12	12	0	0	13	1
Total	$14,173	$8,414	$4,636	$798	$13,573	$660

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

Each segment of the portfolio is pooled by risk grade or by days past due. Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2015 and March 31, 2016, management used twelve-quarter migration periods.

Management also provides an allocated component of the allowance for loans that are specifically identified that may be impaired, and are individually analyzed for impairment. An allocated allowance is established when the discounted present value of expected future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan.

Based on credit risk assessments and management's analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.8 million adequate to cover loan losses inherent in the loan portfolio at March 31, 2016.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Three Months Ended March 31, 2016	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$633	$985	$5,628	$279	$213	$7,738
Charge-offs	0	0	(16)	(73)	(34)	(123)
Recoveries	7	3	7	8	12	37
Provision for loan losses	11	145	(89)	57	26	150
Ending balance	$651	$1,133	$5,530	$271	$217	$7,802
Ending balance individually evaluated for impairment	$0	$35	$684	$0	$0	$719
Ending balance collectively evaluated for impairment	651	1,098	4,846	271	217	7,083
Ending balance	$651	$1,133	$5,530	$271	$217	$7,802
Loan Balances:
Ending balance individually evaluated for impairment	$257	$98	$12,481	$11	$0	$12,847
Ending balance collectively evaluated for impairment	45,443	22,533	422,856	48,443	21,353	560,628
Ending balance	$45,700	$22,631	$435,337	$48,454	$21,353	$573,475

For the Year Ended December 31, 2015	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$595	$703	$5,347	$219	$211	$7,075
Charge-offs	(293)	0	(321)	(92)	(191)	(897)
Recoveries	50	1	393	39	52	535
Provision for loan losses	281	281	209	113	141	1,025
Ending balance	$633	$985	$5,628	$279	$213	$7,738
Ending balance individually evaluated for impairment	$8	$36	$754	$0	$0	$798
Ending balance collectively evaluated for impairment	625	949	4,874	279	213	6,940
Ending balance	$633	$985	$5,628	$279	$213	$7,738
Loan Balances:
Ending balance individually evaluated for impairment	$275	$99	$12,664	$12	$0	$13,050
Ending balance collectively evaluated for impairment	42,922	19,586	424,495	50,415	18,007	555,425
Ending balance	$43,197	$19,685	$437,159	$50,427	$18,007	$568,475

Note 4. Low-Income Housing Tax Credits
The Company was invested in 4 separate housing equity funds at both March 31, 2016 and December 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $4.1 million and $4.2 million at March 31, 2016 and December 31, 2015, respectively. The expected terms of these investments and the related tax benefits run through 2032. During the three months ended March 31, 2016 and 2015, the Company recognized tax credits and other tax benefits related to these investments of $126 thousand and $118 thousand, respectively. Total projected tax credits to be received for 2016 are $404 thousand, which is based on the most recent quarterly estimates received from the funds.  Additional capital calls expected for the funds totaled $3.0 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

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

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first three months of 2016.

The Company's 1998 Stock Option Plan, pursuant to which stock options could be granted to key employees and non-employee directors, expired on March 9, 2008.  Stock options that were outstanding on March 9, 2008 remained outstanding in accordance with their terms, but no new awards could be granted under the plan after March 9, 2008. Options to purchase 69,980 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at March 31, 2016. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the three months ended March 31, 2016 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2016	74,960	$20.05
Granted	0	0
Exercised	0	0
Canceled or expired	(4,980)	20.05
Options outstanding, March 31, 2016	69,980	$20.05	1.54	$0
Options exercisable, March 31, 2016	69,980	$20.05	1.54	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount changes based on changes in the fair value of the Company's common stock. As of March 31, 2016, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the fair value of a share of the Company's common stock.

No options were exercised during the three months ended March 31, 2016.

As of March 31, 2016, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended March 31,	2016	2015
	(in thousands)
Interest cost	$70	$66
Expected return on plan assets	(98)	(89)
Amortization of net loss	140	99
Net periodic pension plan cost	$112	$76

At March 31, 2016, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2016.

Note 7. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended March 31,		Affected Line Item on
	2016	2015	Consolidated Statement of Income
Available-for-sale securities
Realized gains on sales of securities	$509	$0	Gain on sale of available-for-sale securities, net
Tax expense	173	0	Income tax expense
	$336	$0	Net of tax

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)
Three Months Ended March 31, 2016

Balance at beginning of period	$(576)	$0	$(2,586)	$(3,162)
Net change for the period	515	0	0	515
Balance at end of period	$(61)	$0	$(2,586)	$(2,647)

Three Months Ended March 31, 2015

Balance at beginning of period	$(78)	$(3,386)	$(2,429)	$(5,893)
Net change for the period	91	141	0	232
Balance at end of period	$13	$(3,245)	$(2,429)	$(5,661)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended March 31, 2016
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,289	$438	$851
Reclassification adjustment for gains recognized in income	(509)	(173)	(336)
Net unrealized gains on securities	780	265	515

Total change in accumulated other comprehensive loss	$780	$265	$515

	Three Months Ended March 31, 2015
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$138	$47	$91

Unrealized losses on securities transferred from available-for-sale to held-to-maturity:
Amortization	214	73	141

Net change	$352	$120	$232

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.  The Company did not include 70 thousand and 78 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first three months of 2016 and 2015, respectively, because they were antidilutive.

Note 8. Recent Accounting Pronouncements
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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships". The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting". The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting". The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2016 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$19,999	$0	$19,999	$0
Obligations of U.S. Government agencies	4,022	0	4,022	0
Obligations of state and political subdivisions	72,992	0	72,992	0
Mortgage-backed securities	93,419	0	93,419	0
Money market investments	511	0	511	0
Corporate bonds	3,411	0	3,411	0
Other marketable equity securities	100	0	100	0
Total available-for-sale securities	$194,454	$0	$194,454	$0

		Fair Value Measurements at December 31, 2015 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$24,240	$0	$24,240	$0
Obligations of state and political subdivisions	78,433	0	78,433	0
Mortgage-backed securities	107,396	0	107,396	0
Money market investments	631	0	631	0
Corporate bonds	3,393	0	3,393	0
Other marketable equity securities	99	0	99	0
Total available-for-sale securities	$214,192	$0	$214,192	$0

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due from the borrower in accordance with the contractual terms of the loan. The measurement of fair value and loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the discounted present value of the loan's expected future cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

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

		Carrying Value at March 31, 2016 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$652	$0	$0	$652
Commercial	434	0	0	434
Construction	98	0	0	98
Total	$1,184	$0	$0	$1,184

Other real estate owned
Residential 1-4 family	$548	$0	$0	$548
Commercial	605	0	0	605
Construction	1,090	0	0	1,090
Total	$2,243	$0	$0	$2,243

		Carrying Value at December 31, 2015 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$952	$0	$0	$952
Commercial	267	0	0	267
Construction	62	0	0	62
Total	$1,281	$0	$0	$1,281

Other real estate owned
Residential 1-4 family	$724	$0	$0	$724
Commercial	927	0	0	927
Construction	1,090	0	0	1,090
Total	$2,741	$0	$0	$2,741

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at March 31, 2016 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$652	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$434	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$98	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	$548	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial	$605	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 36.86% (23.26%)
Construction	$1,090	Market comparables	Selling costs	6.72%
			Liquidation discount	33.05%

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2015 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$952	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (3.75%)
Commercial real estate	$267	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$62	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	$724	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 7.17% (4.79%)
Commercial	$927	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 24.70% (11.77%)
Construction	$1,090	Market comparables	Selling costs	6.72%
			Liquidation discount	33.05%

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2016 and December 31, 2015, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$13,260	$13,260	$0	$0
Securities available-for-sale	194,454	0	194,454	0
Restricted securities	970	0	970	0
Loans, net of allowances for loan losses	565,673	0	0	566,618
Bank-owned life insurance	24,626	0	24,626	0
Accrued interest receivable	2,937	0	2,937	0

Liabilities
Deposits	$724,679	$0	$725,141	$0
Overnight repurchase agreements	31,778	0	31,778	0
Accrued interest payable	220	0	220	0

		Fair Value Measurements at December 31, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$36,990	$36,990	$0	$0
Securities available-for-sale	214,192	0	214,192	0
Restricted securities	2,016	0	2,016	0
Loans, net of allowances for loan losses	560,737	0	0	559,488
Bank-owned life insurance	24,411	0	24,411	0
Accrued interest receivable	3,059	0	3,059	0

Liabilities
Deposits	$746,471	$0	$746,740	$0
Overnight repurchase agreements	25,950	0	25,950	0
Federal Home Loan Bank advances	25,000	0	25,501	0
Accrued interest payable	241	0	241	0

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended March 31, 2016
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,351	$14	$1,146	$(1,146)	$7,365
Income from fiduciary activities	0	901	0	0	901
Other income	2,503	276	50	(65)	2,764
Total operating income	9,854	1,191	1,196	(1,211)	11,030

Expenses
Interest expense	719	0	0	0	719
Provision for loan losses	150	0	0	0	150
Salaries and employee benefits	4,362	678	114	0	5,154
Other expenses	3,615	261	126	(65)	3,937
Total operating expenses	8,846	939	240	(65)	9,960

Income before taxes	1,008	252	956	(1,146)	1,070

Income tax expense (benefit)	28	86	(65)	0	49

Net income	$980	$166	$1,021	$(1,146)	$1,021

Capital expenditures	$367	$4	$0	$0	$371

Total assets	$851,716	$5,865	$94,236	$(94,970)	$856,847

	Three Months Ended March 31, 2015
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,491	$13	$1,268	$(1,268)	$7,504
Income from fiduciary activities	0	980	0	0	980
Other income	2,051	261	50	(65)	2,297
Total operating income	9,542	1,254	1,318	(1,333)	10,781

Expenses
Interest expense	893	0	0	0	893
Provision for loan losses	275	0	0	0	275
Salaries and employee benefits	4,309	627	113	0	5,049
Other expenses	3,035	236	32	(65)	3,238
Total operating expenses	8,512	863	145	(65)	9,455

Income before taxes	1,030	391	1,173	(1,268)	1,326

Income tax expense (benefit)	20	133	(32)	0	121

Net income	$1,010	$258	$1,205	$(1,268)	$1,205

Capital expenditures	$955	$18	$0	$0	$973

Total assets	$882,771	$5,848	$89,543	$(90,484)	$887,678

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company's 2015 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

Note 11. Commitments and Contingencies
There have been no material changes in the Company's commitments and contingencies from those disclosed in the Company's 2015 annual report on Form 10-K.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability, including the focus on reducing time deposits; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the allowance and provision for loan losses; the effect of a sustained increase in nonperforming assets; the securities portfolio; the effect of increases in past due loans in the Company's purchased student loan portfolio; interest rate sensitivity; asset quality; levels of net loan charge-offs and nonperforming assets; levels of interest expense; levels and components of noninterest income and noninterest expense; lease expense; income taxes; low-income housing tax credits and additional capital calls related to the Company's investment in housing equity funds; expected impact of efforts to restructure the balance sheet; expected yields on the loan and securities portfolios; expected monetary policy actions by the Federal Open Market Committee; expected rates on interest-bearing liabilities; expected interest savings resulting from the prepayment of the Company's FHLB advance; market risk; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

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

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company's 2015 annual report on Form 10-K, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

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

Critical Accounting Policies and Estimates
As of March 31, 2016, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2015 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses. The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2015 annual report on Form 10-K.

Earnings Summary
Net income for the first three months of 2016 was $1.0 million, or $0.21 per diluted share, compared to net income of $1.2 million, or $0.24 per diluted share, for the first three months of 2015. This 15.27% decrease is primarily attributable to higher noninterest expense, partially offset by higher noninterest income and higher net interest income after the provision for loan losses.

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

The Company experienced moderate loan growth, with average total loans increasing $28.6 million when comparing the first quarters of 2016 and 2015. While loan yields declined when comparing the same periods, the increase in average balances increased interest income by $57 thousand. This growth in loans was funded through sales from the securities portfolio and excess liquidity held in cash and due from banks.

Sales of securities and excess liquidity in cash and due from banks also funded the early payoff of the Company's advance from the Federal Home Loan Bank (FHLB). As the rate on this advance was significantly higher than other available funding sources in the current rate environment, the prepayment more than offset a 4 basis point decline in the yield on average earning assets. This prepayment and its related $164 thousand reduction in interest expense during the first quarter of 2016 was a primary factor in improving the Company's net interest margin, which increased to 3.62% for the first quarter of 2016 from 3.58% for the first quarter of 2015.

Net interest income, on a fully tax-equivalent basis, was $6.9 million in the first quarter of 2016, an increase of $14 thousand from the first quarter of 2015, due to a decrease in tax-equivalent interest income of $160 thousand and a decrease in interest expense of $174 thousand. Tax-equivalent interest income in the first three months of 2016 decreased 2.06% as compared to the first three months of 2015, as discussed further below. Interest expense in the first three months of 2016 decreased 19.48% as compared to the first three months of 2015, primarily as a result of the early payoff on the FHLB advance.

During the three months ended March 31, 2016, the yield on average earning assets decreased by 4 basis points and the average balance of earning assets decreased by 1.01% from the comparable period in 2015. As loans continue to grow, the Company reinvests cash flows from the securities portfolio into loans, which typically provide higher yields. A portion of the cash flows received from the securities portfolio were also used to fund the early payoff of the FHLB advance discussed above and thus were not available for reinvestment. Management considered the opportunity cost inherent in reducing its liquidity when calculating the benefit of the early payoff and determined that the interest expense saved over the remaining term of the advance ($460 thousand) more than offset the early payoff fee ($391 thousand). In addition, the Company had sufficient liquidity to pay the advance and associated fee without borrowing from other sources, and the potential interest earned on $25.0 million in excess liquidity was less than the amount saved by the early payoff.

Management expects that the Company's loan yields will continue to decline, due to intense competition for quality loans and rate reductions on loans currently held in the portfolio. Management expects that the reduction in loan yields will likely continue in 2016 at approximately the same pace seen in 2015, depending on monetary policy actions taken by the Federal Open Market Committee (FOMC). Although the FOMC did raise the target range for the federal funds rate in December of 2015, predictions for future rate increases are varied. Barring additional rate increases by the FOMC in 2016, management expects continued declines in loan yields. To partially offset this anticipated decline, management has placed an increased focus on managing the mix of the liabilities in order to increase low cost funds and reduce high cost funds when possible. If the FOMC does increase the target rate in 2016, management expects that the decline in loan yields will slow or stop. Based on management's evaluation of current predictions of the FOMC's likely actions with regards to the target range, management does not expect loan yields to increase in 2016.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended March 31,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$570,344	$6,446	4.52%	$541,782	$6,389	4.72%
Investment securities:
Taxable	116,308	548	1.88%	137,200	686	2.00%
Tax-exempt*	67,023	582	3.47%	72,804	641	3.52%
Total investment securities	183,331	1,130	2.47%	210,004	1,327	2.53%
Interest-bearing due from banks	2,705	4	0.59%	10,637	7	0.26%
Federal funds sold	1,637	1	0.24%	2,194	0	0.00%
Other investments	1,446	15	4.15%	2,602	33	5.07%
Total earning assets	759,463	$7,596	4.00%	767,219	$7,756	4.04%
Allowance for loan losses	(7,836)			(7,200)
Other nonearning assets	111,888			116,329
Total assets	$863,515			$876,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$11,015	$1	0.04%	$11,280	$1	0.04%
Money market deposit accounts	222,633	44	0.08%	222,475	42	0.08%
Savings accounts	77,188	10	0.05%	72,611	9	0.05%
Time deposits, $100,000 or more	116,668	275	0.94%	109,199	270	0.99%
Other time deposits	92,303	242	1.05%	115,625	258	0.89%
Total time and savings deposits	519,807	572	0.44%	531,190	580	0.44%
Federal funds purchased, repurchase agreements and other borrowings	25,363	6	0.09%	34,591	8	0.09%
Federal Home Loan Bank advances	11,538	141	4.89%	30,000	305	4.07%
Total interest-bearing liabilities	556,708	719	0.52%	595,781	893	0.60%
Demand deposits	205,710			187,298
Other liabilities	6,627			3,815
Stockholders' equity	94,470			89,454
Total liabilities and stockholders' equity	$863,515			$876,348
Net interest margin		$6,877	3.62%		$6,863	3.58%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio. This expense is based on management's estimate of credit losses that are probable of being sustained in the loan portfolio. Management's evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision.

The provision for loan losses was $150 thousand in the first three months of 2016, compared to $275 thousand in 2015. Management concluded that the provision was appropriate based on its analysis of the adequacy of the allowance for loan losses. The more moderate growth in the loan portfolio during the first quarter of 2016 as compared to the first quarter of 2015 allowed management to reduce the provision.

Net loans charged off as a percent of total loans on an annualized basis were 0.06% for the first three months of 2016, or $86 thousand, compared to a negative 0.04%, or a net recovery of $61 thousand, in the first three months of 2015 as loan recoveries exceeded charge-offs in that quarter. Management believes that net charge-offs for the remainder of 2016 will be closer to long-term historical averages unless national and local economic conditions do not continue to improve. At the same time, management does not expect that net charge-offs in future periods will be as high as those experienced during the recession of 2008 and 2009 and its aftermath. In addition to the possible effects of a wide-spread recession, possible future reductions in military and defense spending could cause higher local unemployment and financial stress on borrowers, which would likely cause an increase in nonperforming assets as individuals struggle to make loan payments or as a result of declines in real estate values and home sales. Increased nonperforming assets could cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision and reductions in interest-accruing loans.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for an explanation of these categories. OREO consists of real estate from foreclosures on loan collateral. The majority of the loans past due 90 days or more and accruing interest are student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. When a loan changes from "past due 90 days or more and accruing interest" status to "nonaccrual" status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time. In the case of TDRs, the restructuring may be to modify to an unsecured loan (e.g., a short sale) that the borrower can afford to repay. In these circumstances, the entire balance of the loan would be specifically allocated for, unless the present value of expected future cash flows was more than the current balance on the loan. It would not be charged off if the loan documentation supports the borrower's ability to repay the modified loan.

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	March 31,	December 31,	Increase
	2016	2015	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$257	$276	$(19)
Real estate-mortgage (1)	6,200	4,306	1,894
Total nonaccrual loans	$6,457	$4,582	$1,875

Loans past due 90 days or more and accruing interest
Commercial	$0	$164	$(164)
Real estate-construction	162	0	162
Real estate-mortgage (1)	20	23	(3)
Consumer loans (2)	2,903	3,163	(260)
Other	7	6	1
Total loans past due 90 days or more and accruing interest	$3,092	$3,356	$(264)

Restructured loans
Commercial	$115	$0	$115
Real estate-construction	98	99	(1)
Real estate-mortgage (1)	$11,010	$11,077	$(67)
Consumer loans	11	12	(1)
Total restructured loans	$11,234	$11,188	$46
Less nonaccrual restructured loans (included above)	3,628	2,497	1,131
Less restructured loans currently in compliance (3)	7,606	8,691	(1,085)
Net nonperforming, accruing restructured loans	$0	$0	$0

Other real estate owned
Construction, land development, and other land	$1,090	$1,090	$0
1-4 family residential properties	548	724	(176)
Nonfarm nonresidential properties	605	927	(322)
Total other real estate owned	$2,243	$2,741	$(498)

Total nonperforming assets	$11,792	$10,679	$1,113

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $2.9 million at March 31, 2016 and $3.1 million at December 31, 2015.

(3) As of March 31, 2016 and December 31, 2015, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of March 31, 2016 were $11.8 million, $1.1 million higher than nonperforming assets as of December 31, 2015. Nonaccrual loans increased $1.9 million when comparing the balances as of March 31, 2016 to December 31, 2015, due to the addition of a single large commercial real estate loan in the amount of $2.3 million during the first quarter of 2016. Although the aggregate balance of the other loans in nonaccrual status decreased between December 31, 2015 and March 31, 2016, the addition of this single large loan was sufficient to increase total nonaccrual loans by $1.9 million between December 31, 2015 and March 31, 2016. Loans past due 90 days or more and accruing interest decreased $264 thousand. As of March 31, 2016, nearly all of the $3.1 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal balance of the loans, management does not expect significant increases in past due student loans to have a material effect on the Company.

The majority of the balance of nonaccrual loans at March 31, 2016 was related to a few large credit relationships. Of the $6.5 million of nonaccrual loans at March 31, 2016, $5.5 million or approximately 84.87% was comprised of three credit relationships of $2.4 million, $2.3 million and $780 thousand. Total restructured loans increased by $46 thousand from December 31, 2015 to March 31, 2016 due to the restructuring of one additional loan, partially offset by paydowns and charge-offs on other restructured loans. All accruing TDRs are performing in accordance with their modified terms. OREO decreased by $498 thousand during the first three months of 2016 due to the sale of two properties.

The loans that make up the nonaccrual balance have been written down to their net realizable value. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, the majority of nonaccrual loans at March 31, 2016 and December 31, 2015 were collateralized by real estate.

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

As of March 31, 2016, the allowance for loan losses was 66.16% of nonperforming assets and 81.70% of nonperforming loans, compared to 72.46% and 97.48% as of December 31, 2015. As detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the Company saw a slight increase in loans rated other assets especially mentioned, from 1.38% to 1.87% of total loans, when comparing December 31, 2015 to March 31, 2016, based on internally assigned risk grades. The allowance for loan losses was 1.36% of total loans on both March 31, 2016 and December 31, 2015. Although an increase in nonaccrual loans would typically warrant an increase in the allowance, the increase was attributable to a single loan which management considers to be well secured. Since the loan is considered well secured, no specific reserve was provided for this loan, and the allowance as a percent of total loans remained flat when comparing March 31, 2016 and December 31, 2015.

Allowance for Loan Losses
The allowance for loan losses is based on several components. The first component of the allowance for loan losses is determined based on specifically identified loans that may become impaired. These loans are individually analyzed for impairment and include nonperforming loans and both performing and nonperforming TDRs. This component may also include loans considered impaired for other reasons, such as outdated financial information on the borrower or guarantors or financial problems of the borrower, including operating losses, marginal working capital, inadequate cash flow, or business interruptions. Changes in TDRs and nonperforming loans affect the dollar amount of the allowance. Increases in the impairment allowance for TDRs and nonperforming loans are reflected as an increase in the allowance for loan losses except in situations where the TDR or nonperforming loan does not require a specific allocation (i.e. the discounted present value of expected future cash flows or the collateral value is considered sufficient).

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2016 and December 31, 2015, the impaired loan component of the allowance for loan losses amounted to $719 thousand and $798 thousand, respectively. The decrease in this component was mainly due to scheduled paydowns on impaired loans during the first quarter of 2016.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of March 31, 2016 and December 31, 2015, the Company had no loans in these categories.

With the December 31, 2015 and March 31, 2016 calculations, the historical loss was based on the past twelve quarters. Each quarter, management evaluates the historical period used to ensure that it provides the most appropriate reflection of risk related to the current loan portfolio.

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. On a combined basis, the historical loss and qualitative factor components amounted to $7.1 million and $6.9 million as of March 31, 2016 and December 31, 2015, respectively. Growth in the loan portfolio is the major reason for the increase in these combined components when comparing the allowance calculation as of March 31, 2016 to the allowance calculation as of December 31, 2015.

As a result of management's analysis, the Company added, through the provision, $150 thousand to the allowance for loan losses for the three months ended March 31, 2016. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Noninterest Income
Noninterest income increased $388 thousand or 11.84% to $3.7 million in the three months ended March 31, 2016 when compared to the same period in 2015. Most categories of noninterest income decreased in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The largest decrease was in income from fiduciary activities, which is heavily impacted by the market value of assets under management. Fluctuations in the stock market during the first quarter of 2016 reduced income in this category by $79 thousand when compared to the first quarter of 2015. The other significant decrease in noninterest income was a $42 thousand decrease in other operating income due to lower income from Old Point Mortgage LLC, a joint venture between the Bank and Tidewater Mortgage Services; income from Old Point Mortgage LLC was lower in the first quarter of 2016 than in the first quarter of 2015 primarily as a result of the refinance cycle, which increased income in the first quarter of 2015.

Also in the first quarter of 2016, the Company recognized a gain of $509 thousand on the sale of available-for-sale securities. Beginning in the fourth quarter of 2015, the Company re-evaluated its strategy for the investment portfolio to ensure it was positioned for possible future interest rate changes. This strategy was implemented in the first quarter of 2016 and included restructuring the investment portfolio through the sale and purchase of certain investments. While implementing its strategy, the Company took advantage of the opportunity to recognize gains which would offset the fee to prepay its FHLB advance and losses on other real estate owned incurred in the sale of the properties.

Noninterest Expense
Noninterest expense increased $804 thousand or 9.70%, when comparing the three months ended March 31, 2016 to the same period in 2015. While most categories of non-interest expense increased, ATM and check losses decreased $50 thousand due to lower fraud losses in the first quarter of 2016 than in the first quarter of 2015.

The most significant factor in the increase to noninterest expense was the $391 thousand fee for the prepayment of the FHLB advance. Although this fee represents almost half of the increase in noninterest expense for the first quarter of 2016, it will be more than offset by reduced interest expense in the second quarter of 2016. Of the remaining categories of noninterest expense, the most significant increases between the first quarter of 2015 and the first quarter of 2016 were in salaries and employee benefits ($105 thousand, or 2.08%), legal and audit expenses ($88 thousand, or 77.19%), other outside service fees ($69 thousand, or 60.53%), and data processing ($64 thousand, or 17.88%).

Salaries and employee benefits increased due to changes in actuarial estimates, which increased the Company's pension expense, and accrued expense for year-end bonuses based on anticipated improved profitability in 2016 compared to 2015. Expenses incurred in the preparation of the Company's proxy statement for its 2016 annual stockholders' meeting increased legal and audit expenses; the 2016 proxy statement included numerous proposals, including changes to the Company's articles of incorporation, the addition of an employee stock purchase plan, and the addition of a new stock incentive plan, all of which required extensive review by outside legal counsel. Other outside service fees increased due to the outsourcing of certain loan review functions beginning in the second quarter of 2015 and servicing expenses on the Company's student loan portfolio, including the expense associated with the purchase of an additional $14.0 million portfolio in April 2015. Data processing increased due to increases in debit card expense and the Company's new disaster recovery plan that was implemented in the third quarter of 2015.

Balance Sheet Review
Assets as of March 31, 2016 were $856.8 million, a decrease of $39.9 million or 4.45% when compared to assets as of December 31, 2015. Although the Company's net loan portfolio did increase $4.9 million in the first quarter of 2016, this increase was funded through reductions in the securities portfolio rather than through balance sheet growth. The reduction in the balance sheet was driven primarily by the liabilities side: in the first quarter of 2016, total deposits decreased $21.8 million, while at the same time, the Company paid off its $25.0 million FHLB advance. On the asset side of the balance sheet, these reductions in liabilities were funded by the securities portfolio and excess liquidity in cash and due from banks. The securities portfolio declined $19.7 million, primarily as a result of sales of investment securities, while cash and due from banks decreased $21.2 million.

Average assets for the first three months of 2016 were $863.5 million compared to $876.3 million for the first three months of 2015, a decrease of $12.8 million or 1.46%. Comparing the first three months of 2016 to the first three months of 2015, lower yielding balances held in investment securities and cash and cash equivalents moved to higher yielding loans. Average loans increased $28.6 million and average investment securities decreased by $26.7 million when comparing the first three months of 2016 to the same period in 2015.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of March 31, 2016.

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

For the purposes of this discussion, a "subprime loan" is defined as a loan to a borrower having a credit score of 660 or below. The majority of the Company's subprime loans are to customers in the Company's local market area. The following table details the Company's loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end loans (i.e., equity lines of credit) and 1-4 family junior lien loans (e.g., second mortgages) for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of March 31, 2016
(dollars in thousands)

	Amount	Percent
Subprime	$20,219	13.43%
Non-subprime	130,349	86.57%
	$150,568	100.00%

Total loans	$573,475

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.53%

In addition to the subprime loans secured by real estate discussed above, as of March 31, 2016, the Company had an additional $1.0 million in subprime consumer loans that were either not government guaranteed, were unsecured or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of March 31, 2016 were $21.2 million, amounting to 3.70% of the Company's total loans at March 31, 2016.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Capital Resources
Total stockholders' equity as of March 31, 2016 was $94.2 million, an increase of $1.0 million or 1.12% from $93.2 million at December 31, 2015. New capital requirements known as the Basel III Final Rules were effective January 1, 2015.

For purposes of the Basel III Final Rules (i) common equity Tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists principally of qualifying subordinated debt and preferred stock, and limited amounts of the allowance for loan losses. Total Capital is Tier 1 plus Tier 2 capital. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also implement a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The Basel III Final Rules are discussed in detail in the Company's 2015 annual report on Form 10-K.

The following is a summary of the Company's capital ratios at March 31, 2016. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2016
	Regulatory	March 31, 2016
	Minimums
Common Equity Tier 1 Capital	5.125%	13.91%
Tier 1 Capital	6.625%	13.91%
Tier 1 Leverage	4.625%	11.23%
Total Capital	8.625%	15.03%

Book value per share was $19.00 at March 31, 2016 as compared to $18.06 at March 31, 2015. Cash dividends were $496 thousand or $0.10 per share in the first three months of 2016 and $396 thousand or $0.08 per share in the first three months of 2015.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of March 31, 2016, the Bank's unpledged, available-for-sale securities totaled $90.4 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the first quarter of 2016, the Company had $255.5 million in FHLB borrowing availability. The Company has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the first quarter of 2016, the Company had $50.0 million available in federal funds lines to address any short-term borrowing needs.

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

As of March 31, 2016, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2015 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2016, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2015 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year time frame as of March 31, 2016. It should be noted, however, that non-maturing deposit liabilities, which consist of money market, savings and interest-bearing and noninterest-bearing checking accounts, are less interest sensitive than other market driven deposits. At March 31, 2016, non-maturing deposit liabilities totaled $516.6 million or 71.28% of total deposit liabilities.

In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position indicated by the static gap analysis. Income simulation analysis allows the Company to reflect the expected differences in re-pricing behavior among various assets and liabilities to more reliably measure the potential effects on income from changes in the interest rate environment.  Utilizing this income simulation methodology, the model reveals that the Company is asset sensitive at the one-year time frame as of March 31, 2016.

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

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at March 31, 2016. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate 0.23% annual decrease in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate 0.20% annual increase in net interest income and that a 100 basis point ramped rise in rates would cause an approximate 0.33% increase in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2015 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. During the quarter ended March 31, 2016, the Company did not repurchase any shares related to the exercise of stock options.

During the quarter ended March 31, 2016, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

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

10.14
Settlement Agreement dated March 16, 2016 among Old Point Financial Corporation, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., PL Capital/Focused Fund, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Mr. John W. Palmer and Mr. Richard J. Lashley, as Managing Members of PL Capital, LLC, PL Capital Advisors, LLC and Goodbody/PL Capital, LLC and Mr. William F. Keefe (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 17, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2016), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 10, 2016	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 10, 2016	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)