Form 10-Q
period 2016-06-30
OLD POINT FINANCIAL CORP
filed 2016-08-10
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of July 29, 2016

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(dollars in thousands except per share data)
	(unaudited)
Assets

Cash and due from banks	$28,974	$33,514
Interest-bearing due from banks	1,722	1,064
Federal funds sold	1,520	2,412
Cash and cash equivalents	32,216	36,990
Securities available-for-sale, at fair value	166,216	214,192
Restricted securities	2,882	2,016
Loans, net of allowance for loan losses of $7,934 and $7,738	590,227	560,737
Premises and equipment, net	40,285	41,282
Bank-owned life insurance	24,843	24,411
Other real estate owned, net of valuation allowance of $2,046 and $2,549	1,887	2,741
Other assets	39,117	14,418
Total assets	$897,673	$896,787

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$206,815	$215,090
Savings deposits	311,932	321,370
Time deposits	208,254	210,011
Total deposits	727,001	746,471
Overnight repurchase agreements	23,865	25,950
Federal Home Loan Bank advances	45,000	25,000
Accrued expenses and other liabilities	5,874	6,190
Total liabilities	801,740	803,611

Commitments and contingencies

Stockholders' equity:
Common stock, $5/share par value, 10,000,000 shares authorized; 4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	55,732	55,151
Accumulated other comprehensive loss, net	(986)	(3,162)
Total stockholders' equity	95,933	93,176
Total liabilities and stockholders' equity	$897,673	$896,787

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$6,560	$6,485	$12,973	$12,840
Interest on due from banks	1	3	5	10
Interest on federal funds sold	1	1	2	1
Interest on securities:
Taxable	471	615	1,019	1,301
Tax-exempt	376	415	760	838
Dividends and interest on all other securities	26	31	41	64
Total interest and dividend income	7,435	7,550	14,800	15,054

Interest Expense:
Interest on savings deposits	54	57	109	109
Interest on time deposits	517	544	1,034	1,072
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	8	8	14	16
Interest on Federal Home Loan Bank advances	3	309	144	614
Total interest expense	582	918	1,301	1,811
Net interest income	6,853	6,632	13,499	13,243
Provision for loan losses	1,250	25	1,400	300
Net interest income, after provision for loan losses	5,603	6,607	12,099	12,943

Noninterest Income:
Income from fiduciary activities	877	914	1,778	1,894
Service charges on deposit accounts	1,021	994	1,996	1,976
Other service charges, commissions and fees	1,033	1,058	2,051	2,063
Income from bank-owned life insurance	217	222	432	443
Income from Old Point Mortgage	80	125	89	158
Gain on sale of available-for-sale securities, net	6	0	515	0
Other operating income	52	46	90	102
Total noninterest income	3,286	3,359	6,951	6,636

Noninterest Expense:
Salaries and employee benefits	4,890	5,057	10,044	10,106
Occupancy and equipment	1,390	1,304	2,748	2,631
Data processing	435	407	857	765
FDIC insurance	156	153	321	300
Customer development	154	161	304	315
Legal and audit expenses	295	160	497	274
Other outside service fees	178	195	361	309
Employee professional development	179	162	327	293
Capital stock tax	127	111	262	225
ATM and check losses	83	142	170	279
Prepayment fee on Federal Home Loan Bank advance	0	0	391	0
Loss on write-down/sale of other real estate owned	9	3	108	72
Other operating expenses	589	639	1,186	1,212
Total noninterest expense	8,485	8,494	17,576	16,781
Income before income taxes	404	1,472	1,474	2,798
Income tax expense (benefit)	(148)	193	(99)	314
Net income	$552	$1,279	$1,573	$2,484

Basic earnings per share
Weighted average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.11	$0.26	$0.32	$0.50

Diluted earnings per share
Weighted average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.11	$0.26	$0.32	$0.50

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited, dollars in thousands)
Net income	$552	$1,279	$1,573	$2,484
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	1,661	(1,002)	2,176	(911)
Amortization of unrealized losses on securities transferred to held-to-maturity	0	170	0	311
Other comprehensive income (loss), net of tax	1,661	(832)	2,176	(600)
Comprehensive income	$2,213	$447	$3,749	$1,884

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited, dollars in thousands except per share data)
SIX MONTHS ENDED JUNE 30, 2016

Balance at beginning of period	4,959,009	$24,795	$16,392	$55,151	$(3,162)	$93,176
Net income	0	0	0	1,573	0	1,573
Other comprehensive income, net of tax	0	0	0	0	2,176	2,176
Cash dividends ($0.20 per share)	0	0	0	(992)	0	(992)

Balance at end of period	4,959,009	$24,795	$16,392	$55,732	$(986)	$95,933

SIX MONTHS ENDED JUNE 30, 2015

Balance at beginning of period	4,959,009	$24,795	$16,392	$53,203	$(5,893)	$88,497
Net income	0	0	0	2,484	0	2,484
Other comprehensive loss, net of tax	0	0	0	0	(600)	(600)
Cash dividends ($0.16 per share)	0	0	0	(793)	0	(793)

Balance at end of period	4,959,009	$24,795	$16,392	$54,894	$(6,493)	$89,588

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(unaudited, dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,573	$2,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,349	1,257
Provision for loan losses	1,400	300
Net gain on sale of available-for-sale securities	(515)	0
Net amortization of securities	1,060	1,111
Net (gain) loss on disposal of premises and equipment	(3)	1
Net loss on write-down/sale of other real estate owned	108	72
Income from bank owned life insurance	(432)	(443)
Deferred tax expense	122	138
Increase in other assets	(1,459)	(5,034)
Increase (decrease) in other liabilities	(316)	4,061
Net cash provided by operating activities	2,887	3,947

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(83,098)	(42,381)
Cash used in purchases of restricted securities	(866)	(573)
Proceeds from maturities and calls of available-for-sale securities	41,765	40,690
Proceeds from maturities and calls of held-to-maturity securities	0	300
Proceeds from sales of available-for-sale securities	61,680	2,055
Paydowns on available-for-sale securities	5,899	4,918
Paydowns on held-to-maturity securities	0	4,021
Purchases of government-guaranteed student loans	0	(14,315)
Net increase in all other loans (including repayments on student loans)	(30,890)	(21,662)
Proceeds from sales of other real estate owned	924	522
Payments for improvements to other real estate owned	(52)	0
Purchases of premises and equipment	(476)	(1,048)
Net cash used in investing activities	(5,114)	(27,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in noninterest-bearing deposits	(8,275)	(1,315)
Increase (decrease) in savings deposits	(9,438)	9,975
Decrease in time deposits	(1,757)	(1,654)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(2,085)	(9,936)
Increase in Federal Home Loan Bank advances	55,000	20,000
Repayment of Federal Home Loan Bank advances	(35,000)	(5,000)
Cash dividends paid on common stock	(992)	(793)
Net cash provided by (used in) financing activities	(2,547)	11,277

Net decrease in cash and cash equivalents	(4,774)	(12,249)
Cash and cash equivalents at beginning of period	36,990	33,305
Cash and cash equivalents at end of period	$32,216	$21,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,322	$1,815
Income tax	$0	$200

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$3,297	$(1,381)
Loans transferred to other real estate owned	$0	$454
Former bank building transferred from fixed assets to other real estate owned	$127	$0
Amortization of unrealized loss on securities transferred to held-to-maturity	$0	$471
Securities sold but not settled	$24,483	$0

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at June 30, 2016 and December 31, 2015, the statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015, and the statements of changes in stockholders' equity and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of June 30, 2016, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

Note 2. Securities

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2016
Obligations of U.S. Government agencies	$24,270	$5	$0	$24,275
Obligations of state and political subdivisions	70,669	2,065	0	72,734
Mortgage-backed securities	64,533	339	(15)	64,857
Money market investments	621	0	0	621
Corporate bonds and other securities	3,598	27	(1)	3,624
Other marketable equity securities	100	5	0	105
Total	$163,791	$2,441	$(16)	$166,216

December 31, 2015
Obligations of U.S. Government agencies	$24,353	$1	$(114)	$24,240
Obligations of state and political subdivisions	77,223	1,323	(113)	78,433
Mortgage-backed securities	109,360	0	(1,964)	107,396
Money market investments	631	0	0	631
Corporate bonds and other securities	3,397	4	(8)	3,393
Other marketable equity securities	100	0	(1)	99
Total	$215,064	$1,328	$(2,200)	$214,192

The following table summarizes realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Securities Available-for-sale
Realized gains on sales of securities	$6	$0	$554	$0
Realized losses on sales of securities	0	0	(39)	0
Net realized gain	$6	$0	$515	$0

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

The Company has not recorded impairment charges through income on securities for the three or six months ended June 30, 2016 or 2015.

TEMPORARILY IMPAIRED SECURITIES

The following table shows the number of securities with unrealized losses, and the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	June 30, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Mortgage-backed securities	$15	4,062	$0	$0	$15	$4,062	1
Corporate bonds	0	0	1	99	1	99	1
Total securities available-for-sale	$15	$4,062	$1	$99	$16	$4,161	2

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$0	$0	$114	$3,940	$114	$3,940	2
Obligations of state and political subdivisions	42	4,177	71	3,545	113	7,722	13
Mortgage-backed securities	848	62,698	1,116	44,698	1,964	107,396	13
Corporate bonds	6	2,091	2	198	8	2,289	16
Other marketable equity securities	1	99	0	0	1	99	1
Total securities available-for-sale	$897	$69,065	$1,303	$52,381	$2,200	$121,446	45

Certain investments within the Company's portfolio had unrealized losses at June 30, 2016 and December 31, 2015, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2016 or December 31, 2015.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$96,892	$96,997
Commercial	281,323	277,758
Construction	26,286	19,685
Second mortgages	16,673	15,148
Equity lines of credit	46,669	47,256
Total mortgage loans on real estate	467,843	456,844
Commercial loans	54,996	43,197
Consumer loans	44,112	50,427
Other	31,210	18,007
Total loans, net of deferred fees (1)	598,161	568,475
Less: Allowance for loan losses	(7,934)	(7,738)
Loans, net of allowance and deferred fees (1)	$590,227	$560,737

(1) Deferred loan fees totaled $443 thousand and $407 thousand at June 30, 2016 and December 31, 2015, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $617 thousand and $648 thousand at June 30, 2016 and December 31, 2015, respectively.

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

The Company's internally assigned risk grades are as follows:

•	Pass: Loans are of acceptable risk.

•	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.

•	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.

•	Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.

•	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of June 30, 2016
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$94,796	$0	$2,096	$96,892
Commercial	262,291	10,627	8,405	281,323
Construction	25,375	164	747	26,286
Second mortgages	16,346	0	327	16,673
Equity lines of credit	46,575	0	94	46,669
Total mortgage loans on real estate	445,383	10,791	11,669	467,843
Commercial loans	52,485	1,483	1,028	54,996
Consumer loans	44,035	0	77	44,112
Other	31,210	0	0	31,210
Total	$573,113	$12,274	$12,774	$598,161

Credit Quality Information As of December 31, 2015
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$94,576	$0	$2,421	$96,997
Commercial	261,749	7,394	8,615	277,758
Construction	18,931	0	754	19,685
Second mortgages	14,835	0	313	15,148
Equity lines of credit	47,161	0	95	47,256
Total mortgage loans on real estate	437,252	7,394	12,198	456,844
Commercial loans	40,268	467	2,462	43,197
Consumer loans	50,327	0	100	50,427
Other	18,007	0	0	18,007
Total	$545,854	$7,861	$14,760	$568,475

As of June 30, 2016 and December 31, 2015, the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of June 30, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$505	$309	$810	$1,624	$95,268	$96,892	$520
Commercial	1,582	0	129	1,711	279,612	281,323	17
Construction	0	0	0	0	26,286	26,286	0
Second mortgages	144	0	214	358	16,315	16,673	60
Equity lines of credit	28	0	51	79	46,590	46,669	51
Total mortgage loans on real estate	2,259	309	1,204	3,772	464,071	467,843	648
Commercial loans	2	16	86	104	54,892	54,996	0
Consumer loans	1,191	971	2,570	4,732	39,380	44,112	2,570
Other	49	9	4	62	31,148	31,210	4
Total	$3,501	$1,305	$3,864	$8,670	$589,491	$598,161	$3,222

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The past due principal portion of these guaranteed loans totaled $4.5 million at June 30, 2016.

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

Although the portion of the student loan portfolio that is 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect significant increases in past due student loans to have a material effect on the Company.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	June 30, 2016	December 31, 2015
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$1,058	$1,457
Commercial	2,501	2,623
Second mortgages	154	226
Total mortgage loans on real estate	3,713	4,306
Commercial loans	197	276
Total	$3,910	$4,582

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Interest income that would have been recorded under original loan terms	$101	$110
Actual interest income recorded for the period	85	97
Reduction in interest income on nonaccrual loans	$16	$13

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

The following table presents TDRs during the period indicated, by class of loan.  There were no troubled debts restructured in the first six months of 2015 or in the second quarter of 2016.

Troubled Debt Restructurings by Class For the Six Months Ended June 30, 2016
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2016
Commercial loans	1	$152	$152	$110

The loan restructured in the first six months of 2016 was given a below-market rate for debt with similar risk characteristics. At June 30, 2016 and December 31, 2015, the Company had no outstanding commitments to disburse additional funds on any TDR. At December 31, 2015, the Company had $53 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure. There were no loans loans secured by residential 1 - 4 family real estate in the process of foreclosure at June 30, 2016.

In the three and six months ended June 30, 2016 and 2015, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

All TDRs are factored into the determination of the allowance for loan losses and included in the impaired loan analysis, as discussed below.

IMPAIRED LOANS

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified in a TDR. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole or remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, when foreclosure is probable, instead of the discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific allocation in the allowance or a charge-off to the allowance.

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

Impaired Loans by Class (in thousands)
	As of June 30, 2016				For the six months ended June 30, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,721	$1,735	$640	$124	$2,642	$51
Commercial	10,183	6,188	3,168	463	9,353	232
Construction	633	536	97	35	366	21
Second mortgages	526	482	0	0	517	14
Total mortgage loans on real estate	$14,063	$8,941	$3,905	$622	$12,878	$318
Commercial loans	1,145	197	824	137	664	41
Consumer loans	0	0	0	0	6	0
Total	$15,208	$9,138	$4,729	$759	$13,548	$359

Impaired Loans by Class (in thousands)
	As of December 31, 2015				For the Year Ended December 31, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,994	$1,530	$1,261	$146	$2,267	$132
Commercial	10,203	6,166	3,208	608	9,305	473
Construction	99	0	99	36	465	5
Second mortgages	535	499	0	0	571	21
Total mortgage loans on real estate	$13,831	$8,195	$4,568	$790	$12,608	$631
Commercial loans	330	207	68	8	952	28
Consumer loans	12	12	0	0	13	1
Total	$14,173	$8,414	$4,636	$798	$13,573	$660

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2015 and June 30, 2016, management used twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management's estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.9 million adequate to cover loan losses inherent in the loan portfolio at June 30, 2016.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Six Months Ended June 30, 2016	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$633	$985	$5,628	$279	$213	$7,738
Charge-offs	(858)	0	(268)	(99)	(62)	(1,287)
Recoveries	24	3	17	22	17	83
Provision for loan losses	1,287	297	(496)	198	114	1,400
Ending balance	$1,086	$1,285	$4,881	$400	$282	$7,934
Ending balance individually evaluated for impairment	$137	$35	$587	$0	$0	$759
Ending balance collectively evaluated for impairment	949	1,250	4,294	400	282	7,175
Ending balance	$1,086	$1,285	$4,881	$400	$282	$7,934
Loan Balances:
Ending balance individually evaluated for impairment	$1,021	$633	$12,213	$0	$0	$13,867
Ending balance collectively evaluated for impairment	53,975	25,653	429,344	44,112	31,210	584,294
Ending balance	$54,996	$26,286	$441,557	$44,112	$31,210	$598,161

For the Year Ended December 31, 2015	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$595	$703	$5,347	$219	$211	$7,075
Charge-offs	(293)	0	(321)	(92)	(191)	(897)
Recoveries	50	1	393	39	52	535
Provision for loan losses	281	281	209	113	141	1,025
Ending balance	$633	$985	$5,628	$279	$213	$7,738
Ending balance individually evaluated for impairment	$8	$36	$754	$0	$0	$798
Ending balance collectively evaluated for impairment	625	949	4,874	279	213	6,940
Ending balance	$633	$985	$5,628	$279	$213	$7,738
Loan Balances:
Ending balance individually evaluated for impairment	$275	$99	$12,664	$12	$0	$13,050
Ending balance collectively evaluated for impairment	42,922	19,586	424,495	50,415	18,007	555,425
Ending balance	$43,197	$19,685	$437,159	$50,427	$18,007	$568,475

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

CHANGES IN ACCOUNTING METHODOLOGY

There were no changes in the Company's accounting methodology for the allowance for loan losses in the first six months of 2016.

Note 4. Low-Income Housing Tax Credits

The Company was invested in 4 separate housing equity funds at both June 30, 2016 and December 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $4.0 million and $4.2 million at June 30, 2016 and December 31, 2015, respectively. The expected terms of these investments and the related tax benefits run through 2032. Total projected tax credits to be received for 2016 are $399 thousand, which is based on the most recent quarterly estimates received from the funds.  Additional capital calls expected for the funds totaled $3.0 million at both June 30, 2016 and December 31, 2015, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

The table below summarizes the tax credits and other tax benefits recognized by the Company and related to these investments, as of the periods indicated:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$96	$102	$222	$221

Note 5. Share-Based Compensation

The Company has adopted an employee stock purchase plan and offers share-based compensation through its equity compensation plans. Share-based compensation arrangements include stock options, restricted and unrestricted stock awards, restricted stock units, performance-based awards and stock appreciation rights. Accounting standards require all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first six months of 2016.

The Company's 1998 Stock Option Plan, pursuant to which stock options could be granted to key employees and non-employee directors, expired on March 9, 2008.  Stock options that were outstanding on March 9, 2008 remained outstanding in accordance with their terms, but no new awards could be granted under the plan after March 9, 2008. Options to purchase 68,730 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at June 30, 2016. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the six months ended June 30, 2016 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2016	74,960	$20.05
Granted	0	0
Exercised	0	0
Canceled or expired	(6,230)	20.05
Options outstanding, June 30, 2016	68,730	$20.05	1.29	$0
Options exercisable, June 30, 2016	68,730	$20.05	1.29	$0

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount changes based on changes in the fair value of the Company's common stock. As of June 30, 2016, the outstanding options had no intrinsic value because the exercise prices of all outstanding options were above the fair value of a share of the Company's common stock.

No options were exercised during the six months ended June 30, 2016.

As of June 30, 2016, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

At the Company's 2016 Annual Meeting of Stockholders held on May 24, 2016, stockholders approved the Old Point Financial Corporation 2016 Incentive Stock Plan (Incentive Stock Plan). The Incentive Stock Plan provides for the grant to key employees and non-employee directors of awards that may include one or more of the following: stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, and performance units (collectively, the awards). No awards may be granted under the Incentive Stock Plan after May 23, 2026. Complete details of the Incentive Stock Plan are contained in Appendix A of the Proxy Statement for the Company's 2016 Annual Meeting of Stockholders. As of June 30, 2016, there were no awards outstanding under the plan.

Also at the Company's 2016 Annual Meeting of Stockholders held on May 24, 2016, stockholders approved an Employee Stock Purchase Plan (ESPP). The ESPP provides a means for employees of the Company and employees of the Company's subsidiaries to authorize payroll deductions on a voluntary basis to be used for the periodic purchase of shares of the Company's common stock. Under the ESPP, eligible employees will be able to purchase shares of the Company's common stock at a price equal to at least 85% of the fair market value of the common stock at the end of the applicable offering period. The maximum number of shares that may be purchased under the ESPP is 250,000 shares. Complete details of the ESPP are contained in Appendix B of the Proxy Statement for the Company's 2016 Annual Meeting of Stockholders. The first offering period will begin on September 1, 2016; accordingly, as of June 30, 2016, no shares have been issued under the plan.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended June 30,	2016	2015
	(in thousands)
Interest cost	$70	$65
Expected return on plan assets	(98)	(90)
Amortization of net loss	140	98
Net periodic pension plan cost	$112	$73

Six months ended June 30,	2016	2015
	(in thousands)
Interest cost	$140	$131
Expected return on plan assets	(196)	(179)
Amortization of net loss	280	197
Net periodic pension plan cost	$224	$149

At June 30, 2016, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2016.

Note 7. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	Affected Line Item on Consolidated Statements of Income
	(in thousands)
Available-for-sale securities
Realized gains (losses) on sales of securities	$$6	$$0	$$515	$$0	Gain on sale of available-for-sale securities, net
Tax effect	2	0	175	0	Income tax expense
	$$4	$$0	$$340	$$0

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)
Six Months Ended June 30, 2016

Balance at beginning of period	$(576)	$0	$(2,586)	$(3,162)
Net change for the period	2,176	0	0	2,176
Balance at end of period	$1,600	$0	$(2,586)	$(986)

Six Months Ended June 30, 2015

Balance at beginning of period	$(78)	$(3,386)	$(2,429)	$(5,893)
Net change for the period	(911)	311	0	(600)
Balance at end of period	$(989)	$(3,075)	$(2,429)	$(6,493)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Six Months Ended June 30, 2016
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,812	$1,296	$2,516
Reclassification adjustment for gains recognized in income	(515)	(175)	(340)
Net unrealized gains on securities	3,297	1,121	2,176

Total change in accumulated other comprehensive loss	$3,297	$1,121	$2,176

	Six Months Ended June 30, 2015
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,381)	$(470)	$(911)

Unrealized losses on securities transferred from available-for-sale to held-to-maturity:
Amortization	471	160	311

Net change	$(910)	$(310)	$(600)

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.  The Company did not include an average of 69 thousand and 77 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first six months of 2016 and 2015, respectively, because they were antidilutive.  Antidilutive shares were 69 thousand and 76 thousand for the second quarters of 2016 and 2015, respectively.

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

During June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments".  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2016 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$24,275	$0	$24,275	$0
Obligations of state and political subdivisions	72,734	0	72,734	0
Mortgage-backed securities	64,857	0	64,857	0
Money market investments	621	0	621	0
Corporate bonds	3,624	0	3,624	0
Other marketable equity securities	105	0	105	0
Total available-for-sale securities	$166,216	$0	$166,216	$0

		Fair Value Measurements at December 31, 2015 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$24,240	$0	$24,240	$0
Obligations of state and political subdivisions	78,433	0	78,433	0
Mortgage-backed securities	107,396	0	107,396	0
Money market investments	631	0	631	0
Corporate bonds	3,393	0	3,393	0
Other marketable equity securities	99	0	99	0
Total available-for-sale securities	$214,192	$0	$214,192	$0

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

The following table presents the assets carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. Certain impaired loans are valued by the present value of the loan's expected future cash flows, discounted at the loan's effective interest rate rather than at a market rate. These loans are not carried on the consolidated balance sheets at fair value and, as such, are not included in the table below.

		Carrying Value at June 30, 2016 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$353	$0	$0	$353
Commercial	278	0	0	278
Construction	63	0	0	63
Total mortgage loans on real estate	694	0	0	694
Commercial loans	687	0	0	687
Total	$1,381	$0	$0	$1,381

Other real estate owned
Residential 1-4 family	$299	$0	$0	$299
Commercial	371	0	0	371
Construction	1,090	0	0	1,090
Total	$1,760	$0	$0	$1,760

		Carrying Value at December 31, 2015 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$952	$0	$0	$952
Commercial	267	0	0	267
Construction	62	0	0	62
Total	$1,281	$0	$0	$1,281

Other real estate owned
Residential 1-4 family	$724	$0	$0	$724
Commercial	927	0	0	927
Construction	1,090	0	0	1,090
Total	$2,741	$0	$0	$2,741

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at June 30, 2016 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$353	Market comparables	Selling costs	0.00% - 7.25% (4.92%)
			Liquidation discount	4.00% - 42.20% (16.30%)
Commercial real estate	$278	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$63	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial not secured by real estate	687	Market comparables	Liquidation discount	32.71%

Other real estate owned
Residential 1-4 family	$299	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial	$371	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00%
Construction	$1,090	Market comparables	Selling costs	6.72%
			Liquidation discount	33.05%

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2015 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$952	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (3.75%)
Commercial real estate	$267	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$62	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	$724	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 7.17% (4.79%)
Commercial	$927	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 24.70% (11.77%)
Construction	$1,090	Market comparables	Selling costs	6.72%
			Liquidation discount	33.05%

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2016 and December 31, 2015, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$32,216	$32,216	$0	$0
Securities available-for-sale	166,216	0	166,216	0
Restricted securities	2,882	0	2,882	0
Loans, net of allowances for loan losses	590,227	0	0	594,046
Bank-owned life insurance	24,843	0	24,843	0
Accrued interest receivable	3,090	0	3,090	0

Liabilities
Deposits	$727,001	$0	$727,603	$0
Overnight repurchase agreements	23,865	0	23,865	0
Federal Home Loan Bank advances	45,000	0	45,003	0
Accrued interest payable	220	0	220	0

		Fair Value Measurements at December 31, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$36,990	$36,990	$0	$0
Securities available-for-sale	214,192	0	214,192	0
Restricted securities	2,016	0	2,016	0
Loans, net of allowances for loan losses	560,737	0	0	559,488
Bank-owned life insurance	24,411	0	24,411	0
Accrued interest receivable	3,059	0	3,059	0

Liabilities
Deposits	$746,471	$0	$746,740	$0
Overnight repurchase agreements	25,950	0	25,950	0
Federal Home Loan Bank advances	25,000	0	25,501	0
Accrued interest payable	241	0	241	0

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 follows:

	Three Months Ended June 30, 2016
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,420	$15	$725	$(725)	$7,435
Income from fiduciary activities	0	877	0	0	877
Other income	2,174	250	50	(65)	2,409
Total operating income	9,594	1,142	775	(790)	10,721

Expenses
Interest expense	582	0	0	0	582
Provision for loan losses	1,250	0	0	0	1,250
Salaries and employee benefits	4,124	679	87	0	4,890
Other expenses	3,183	251	226	(65)	3,595
Total operating expenses	9,139	930	313	(65)	10,317

Income before taxes	455	212	462	(725)	404

Income tax expense (benefit)	(131)	72	(89)	0	(148)

Net income	$586	$140	$551	$(725)	$552

Capital expenditures	$105	$0	$0	$0	$105

Total assets	$891,786	$5,814	$95,933	$(95,860)	$897,673

	Three Months Ended June 30, 2015
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,537	$13	$1,375	$(1,375)	$7,550
Income from fiduciary activities	0	914	0	0	914
Other income	2,211	250	50	(66)	2,445
Total operating income	9,748	1,177	1,425	(1,441)	10,909

Expenses
Interest expense	918	0	0	0	918
Provision for loan losses	25	0	0	0	25
Salaries and employee benefits	4,275	671	111	0	5,057
Other expenses	3,163	256	84	(66)	3,437
Total operating expenses	8,381	927	195	(66)	9,437

Income before taxes	1,367	250	1,230	(1,375)	1,472

Income tax expense (benefit)	157	85	(49)	0	193

Net income	$1,210	$165	$1,279	$(1,375)	$1,279

Capital expenditures	$73	$2	$0	$0	$75

Total assets	$888,344	$5,815	$89,599	$(90,256)	$893,502

	Six Months Ended June 30, 2016
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$14,771	$29	$1,871	$(1,871)	$14,800
Income from fiduciary activities	0	1,778	0	0	1,778
Other income	4,677	526	100	(130)	5,173
Total operating income	19,448	2,333	1,971	(2,001)	21,751

Expenses
Interest expense	1,301	0	0	0	1,301
Provision for loan losses	1,400	0	0	0	1,400
Salaries and employee benefits	8,486	1,357	201	0	10,044
Other expenses	6,798	512	352	(130)	7,532
Total operating expenses	17,985	1,869	553	(130)	20,277

Income before taxes	1,463	464	1,418	(1,871)	1,474

Income tax expense (benefit)	(103)	158	(154)	0	(99)

Net income	$1,566	$306	$1,572	$(1,871)	$1,573

Capital expenditures	$472	$4	$0	$0	$476

Total assets	$891,786	$5,814	$95,933	$(95,860)	$897,673

	Six Months Ended June 30, 2015
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$15,028	$26	$2,643	$(2,643)	$15,054
Income from fiduciary activities	0	1,894	0	0	1,894
Other income	4,262	511	100	(131)	4,742
Total operating income	19,290	2,431	2,743	(2,774)	21,690

Expenses
Interest expense	1,811	0	0	0	1,811
Provision for loan losses	300	0	0	0	300
Salaries and employee benefits	8,583	1,298	225	0	10,106
Other expenses	6,198	492	116	(131)	6,675
Total operating expenses	16,892	1,790	341	(131)	18,892

Income before taxes	2,398	641	2,402	(2,643)	2,798

Income tax expense (benefit)	178	218	(82)	0	314

Net income	$2,220	$423	$2,484	$(2,643)	$2,484

Capital expenditures	$1,028	$20	$0	$0	$1,048

Total assets	$888,344	$5,815	$89,599	$(90,256)	$893,502

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability and future financial performance; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; levels and sources of liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the allowance and provision for loan losses; the effect of a sustained increase in nonperforming assets; the securities portfolio; use of proceeds from the sale of securities; the effect of increases in past due loans in the Company's purchased student loan portfolio; interest rate sensitivity; asset quality; levels of net loan charge-offs or recoveries and nonperforming assets; levels of interest expense; levels and components of noninterest income and noninterest expense; income taxes; low-income housing tax credits and additional capital calls related to the Company's investment in housing equity funds; expected impact of efforts to restructure the balance sheet; expected yields on the loan and securities portfolios; expected monetary policy actions by the Federal Open Market Committee; expected rates on interest-bearing liabilities; expected interest savings resulting from the prepayment of the Company's FHLB advance; market risk; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

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

Critical Accounting Policies and Estimates
As of June 30, 2016, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2015 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses. The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2015 annual report on Form 10-K.

Earnings Summary
Beginning in the fourth quarter of 2015, the Company re-evaluated its strategy to ensure it was positioned for possible future interest rate changes. This strategy was implemented in the first quarter of 2016 and included restructuring the investment portfolio through the sale and purchase of certain investments. While implementing its strategy, the Company took advantage of the opportunity to recognize gains which would offset losses on other real estate owned incurred in the sale of the properties, as well as a fee paid to unwind one of the Company's FHLB advances (discussed in greater detail below).

Net income for the first six months of 2016 was $1.6 million, or $0.32 per diluted share, compared to net income of $2.5 million, or $0.50 per diluted share, for the first six months of 2015. This 36.67% decrease is primarily attributable to reduced interest income, primarily on the securities portfolio; a higher provision for loan losses due to a charge-off on a single borrowing relationship; and higher noninterest expense, in particular legal and audit expenses and the prepayment fee on the Company's FHLB advance. These factors were partially offset by net gains on the sales of investment securities.

In the second quarter of 2016, net income decreased $727 thousand, or 56.84% when compared to the second quarter of 2015. As in the six month period ended June 30, 2016, the decrease in quarterly net income was mainly due to an increased provision for loan losses, slightly offset by higher net interest income. In the second quarter of 2016, noninterest income and noninterest expense were both lower than in the comparable period in 2015.

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

The Company experienced moderate loan growth, with average total loans increasing $20.8 million when comparing the first half of 2016 and 2015. While loan yields declined when comparing the same periods, the increase in average balances increased interest income on loans by $131 thousand when comparing the six months ended June 30, 2016 to the same period in 2015. This growth in loans was funded through sales from the securities portfolio and excess liquidity held in cash and due from banks and interest-bearing due from banks. As seen in the table below, loans bear higher yields than securities and significantly higher yields than funds due from banks. Shifting funds from investments to loans increased the Company's return on average earning assets to 4.02% for the first six months of 2016, compared to 4.01% for the first six months of 2015, despite overall declines in market rates.

Excess liquidity and the sales of securities also funded the early payoff of one of the Company's advance from the FHLB, an advance which would have matured in June of 2016. The rate on this advance was significantly higher than other available funding sources in the current rate environment and would have cost the Company $597 thousand in interest expense during 2016. By paying off the advance in February of 2016, the Company paid only $141 thousand, thus saving $456 thousand in interest expense for 2016. As a result of this reduction in interest expense, the Company's weighted-average cost of total interest-bearing liabilities decreased from 0.60% in the first half of 2015 to 0.47% in the first half of 2016 and its net interest margin improved from 3.55% to 3.67% over the same periods.

Although the Company took out additional borrowings in June of 2016, these borrowings would have been necessary even had the Company not prepaid the $25.0 million advance in February, as the additional funding was needed at the end of the quarter, after the maturity date of the advance. In addition, the advances taken out in June of 2016 cost the Company only $3 thousand for that month, less than the amount saved by prepaying the advance.

Net interest income, on a fully tax-equivalent basis, was $14.0 million for the six months ended June 30, 2016, compared to $13.7 million for the six months ended June 30, 2015, an increase of $213 thousand or 1.55%. Tax-equivalent interest income decreased $297 thousand between these two periods due to a decrease in average earning assets, partially offset by a slight increase in the average yield. Interest income on the securities portfolio decreased $401 thousand, or 15.60%, for the first six months of 2016 compared to the first six months of 2015, primarily as a result of the sale of investment securities during the first six months of 2016. Interest expense decreased $510 thousand, or 28.16%, when comparing those six month periods as average interest-bearing liabilities and the rate paid on these accounts both declined, due to the payoff of the FHLB advance discussed above.

For the second quarter of 2016, tax-equivalent net interest income was $7.1 million, an increase of $199 thousand, or 2.89%, from the second quarter of 2015, due to a decrease in interest expense of $336 thousand. Both the average balances on interest-bearing liabilities and the average rate paid on these liabilities decreased when comparing the second quarters of 2016 and 2015. The rates on average interest-bearing liabilities decreased primarily due to the payoff of the FHLB advance. As in the six months ended June 30, 2016, average earning assets decreased when comparing the second quarter of 2016 to the same period in 2015. The yield on earning assets increased between the three months ended June 30, 2016 and 2015 despite decreases in yields on both loans and investment securities, as the yield on other investments increased.

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

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended June 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$581,281	$6,593	4.54%	$568,137	$6,519	4.59%
Investment securities:
Taxable	109,300	471	1.72%	132,853	615	1.85%
Tax-exempt*	65,432	568	3.47%	71,824	628	3.50%
Total investment securities	174,732	1,039	2.38%	204,677	1,243	2.43%
Interest-bearing due from banks	1,097	1	0.36%	6,089	3	0.20%
Federal funds sold	1,415	1	0.28%	1,745	1	0.23%
Other investments	1,086	26	9.58%	2,598	31	4.77%
Total earning assets	759,611	$7,660	4.03%	783,246	$7,797	3.98%
Allowance for loan losses	(7,794)			(7,511)
Other non-earning assets	107,155			114,296
Total assets	$858,972			$890,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$14,150	$1	0.03%	$11,257	$1	0.04%
Money market deposit accounts	223,561	43	0.08%	231,377	47	0.08%
Savings accounts	77,903	10	0.05%	74,711	9	0.05%
Time deposits, $100,000 or more	109,224	281	1.03%	115,829	293	1.01%
Other time deposits	98,684	236	0.96%	108,383	251	0.93%
Total time and savings deposits	523,522	571	0.44%	541,557	601	0.44%
Federal funds purchased, repurchase agreements and other borrowings	26,582	8	0.12%	33,931	8	0.09%
Federal Home Loan Bank advances	2,747	3	0.44%	29,725	309	4.16%
Total interest-bearing liabilities	552,851	582	0.42%	605,213	918	0.61%
Demand deposits	204,623			190,515
Other liabilities	6,603			4,251
Stockholders' equity	94,895			90,052
Total liabilities and stockholders' equity	$858,972			$890,031
Net interest margin		$7,078	3.73%		$6,879	3.51%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the six months ended June 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$575,812	$13,038	4.53%	$555,032	$12,907	4.65%
Investment securities:
Taxable	112,804	1,019	1.81%	135,014	1,301	1.93%
Tax-exempt*	66,228	1,151	3.48%	72,311	1,270	3.51%
Total investment securities	179,032	2,170	2.42%	207,325	2,571	2.48%
Interest-bearing due from banks	1,901	5	0.53%	8,351	10	0.24%
Federal funds sold	1,526	2	0.26%	1,968	1	0.10%
Other investments	1,266	41	6.48%	2,600	64	4.92%
Total earning assets	759,537	$15,256	4.02%	775,276	$15,553	4.01%
Allowance for loan losses	(7,815)			(7,356)
Other non-earning assets	109,521			115,307
Total assets	$861,243			$883,227

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$12,583	$2	0.03%	$11,268	$2	0.04%
Money market deposit accounts	223,097	88	0.08%	226,951	89	0.08%
Savings accounts	77,545	19	0.05%	73,667	18	0.05%
Time deposits, $100,000 or more	109,136	566	1.04%	112,514	563	1.00%
Other time deposits	99,303	468	0.94%	112,002	509	0.91%
Total time and savings deposits	521,664	1,143	0.44%	536,402	1,181	0.44%
Federal funds purchased, repurchase agreements and other borrowings	25,972	14	0.11%	34,259	16	0.09%
Federal Home Loan Bank advances	7,143	144	4.03%	29,862	614	4.11%
Total interest-bearing liabilities	554,779	1,301	0.47%	600,523	1,811	0.60%
Demand deposits	205,167			188,916
Other liabilities	6,615			4,033
Stockholders' equity	94,682			89,755
Total liabilities and stockholders' equity	$861,243			$883,227
Net interest margin		$13,955	3.67%		$13,742	3.55%

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

The provision for loan losses was $1.4 million in the first six months of 2016, compared to $300 thousand in the first six months of 2015, and $1.3 million in the second quarter of 2016, compared to $25 thousand in the second quarter of 2015. Approximately $400 thousand of the increase in the provision for loan losses in both the three and six months ended June 30, 2016 was due to growth in loans, which required the Company to set aside additional funds. The remainder of the second quarter increase was due to a charge-off on a single borrowing relationship whose condition deteriorated rapidly. None of the loans in this relationship had been more than sixty days past due until the second quarter of 2016, when the Company became aware of the potential impairment on these loans and, after assessing the loans' collateral, charged off uncollectible balances totaling $836 thousand. Based on its analysis of the adequacy of the allowance for loan losses, management concluded that the provision was appropriate.

As a result of the charge-off in the second quarter of 2016, net loans charged off as a percent of total loans on an annualized basis were 0.40% for the first six months of 2016, or $1.2 million, compared to a negative 0.01%, or a net recovery of $22 thousand, in the first six months of 2015 as loan recoveries exceeded charge-offs in that period. Management believes that the level of charge-offs seen in the first half of 2016 does not represent a long-term trend, and that net charge-offs for the remainder of 2016 will be closer to long-term historical averages, barring declines in national and local economic conditions. At the same time, management does not expect that net charge-offs in future periods will be as high as those experienced during the recession of 2008 and 2009 and its aftermath. In addition to the possible effects of a wide-spread recession, possible future reductions in military and defense spending could cause higher local unemployment and financial stress on borrowers, which would likely cause an increase in nonperforming assets as individuals struggle to make loan payments or as a result of declines in real estate values and home sales. Increased nonperforming assets could cause increased charge-offs and lower earnings due to larger contributions to the loan loss provision and reductions in interest-accruing loans.

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for an explanation of the loan categories. OREO consists of real estate from foreclosures on loan collateral and one former Bank building. The majority of the loans past due 90 days or more and accruing interest are student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. When a loan changes from "past due 90 days or more and accruing interest" status to "nonaccrual" status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at that time. In the case of TDRs, the restructuring may be to modify to an unsecured loan (e.g., a short sale) that the borrower can afford to repay. In these circumstances, the entire balance of the loan would be specifically allocated for, unless the present value of expected future cash flows was more than the current balance on the loan. It would not be charged off if the loan documentation supports the borrower's ability to repay the modified loan.

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	June 30,	December 31,	Increase
	2016	2015	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$197	$276	$(79)
Real estate-mortgage (1)	3,713	4,306	(593)
Total nonaccrual loans	$3,910	$4,582	$(672)

Loans past due 90 days or more and accruing interest
Commercial	$0	$164	$(164)
Real estate-construction	0	0	-
Real estate-mortgage (1)	648	23	625
Consumer loans (2)	2,570	3,163	(593)
Other	4	6	(2)
Total loans past due 90 days or more and accruing interest	$3,222	$3,356	$(134)

Restructured loans
Commercial	$109	$0	$109
Real estate-construction	97	99	(2)
Real estate-mortgage (1)	10,917	11,077	(160)
Consumer loans	0	12	(12)
Total restructured loans	$11,123	$11,188	$(65)
Less nonaccrual restructured loans (included above)	2,526	2,497	29
Less restructured loans currently in compliance (3)	8,597	8,691	(94)
Net nonperforming, accruing restructured loans	$0	$0	$0

Nonperforming loans	$7,132	$7,938	$(806)

Other real estate owned
Construction, land development, and other land	$1,090	$1,090	$0
1-4 family residential properties	299	724	(425)
Nonfarm nonresidential properties	371	927	(556)
Former bank building	127	0	127
Total other real estate owned	$1,887	$2,741	$(854)

Total nonperforming assets	$9,019	$10,679	$(1,660)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The portion of these guaranteed loans that is past due 90 days or more totaled $2.6 million at June 30, 2016 and $3.1 million at December 31, 2015.

(3) As of June 30, 2016 and December 31, 2015, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of June 30, 2016 were $9.0 million, $1.7 million lower than nonperforming assets as of December 31, 2015. Nonaccrual loans decreased $672 thousand when comparing the balances as of June 30, 2016 to December 31, 2015. Two loans on nonaccrual at December 31, 2015 were returned to accruing status in the first half of 2016, based on the borrowers' continued performance. The remainder of the decrease was due to the payoff and/or charge-off of three other loans. Loans past due 90 days or more and accruing interest decreased $134 thousand. As of June 30, 2016, $2.6 million of the $3.2 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect significant increases in past due student loans to have a material effect on the Company.

The majority of the balance of nonaccrual loans at June 30, 2016 was related to a few large credit relationships. Of the $3.9 million of nonaccrual loans at June 30, 2016, $3.0 million or approximately 76.73% was comprised of two credit relationships of $2.4 million and $575 thousand. Total restructured loans decreased by $65 thousand from December 31, 2015 to June 30, 2016 due to paydowns and charge-offs on other restructured loans, partially offset by the restructuring of one additional loan in the first quarter of 2016. All accruing TDRs are performing in accordance with their modified terms. OREO decreased by $854 thousand during the first six months of 2016 due to the sale of four properties, offset by the addition of a former Bank building to OREO, as the property is no longer in use by the Company and is listed for sale.

The loans that make up the nonaccrual balance have been written down to their net realizable value. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, the majority of nonaccrual loans at June 30, 2016 and December 31, 2015 were collateralized by real estate.

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

As of June 30, 2016, the allowance for loan losses was 87.97% of nonperforming assets and 111.25% of nonperforming loans, compared to 72.46% and 97.48% as of December 31, 2015. As detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the Company saw an increase of $4.4 million in loans rated other assets especially mentioned but a decrease of $2.0 million in loans rated substandard when comparing December 31, 2015 to June 30, 2016, based on internally assigned risk grades. The allowance for loan losses was 1.33% of total loans on June 30, 2016 and 1.36 % of total loans on December 31, 2015. Although an increase in loans rated other assets especially mentioned or substandard would typically warrant an increase in the allowance, improvements in certain qualitative factors (discussed in more detail below) resulted in an overall reduction in the allowance as a percent of total loans. In addition, certain loans for which there was a specific allocation at December 31, 2015 either saw improvements in their condition or were charged off, thus lowering this ratio.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2016 and December 31, 2015, the impaired loan component of the allowance for loan losses amounted to $759 thousand and $798 thousand, respectively. The decrease in this component was mainly due to improvements in the condition of the borrowers on certain loans, as well as charge-offs on loans management considered uncollectible.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of June 30, 2016 and December 31, 2015, the Company had no loans in these categories.

With the December 31, 2015 and June 30, 2016 calculations, the historical loss was based on the past twelve quarters. Each quarter, management evaluates the historical period used to ensure that it provides the most appropriate reflection of risk related to the current loan portfolio.

The final component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. For the June 30, 2016 calculation, the qualitative factors which had the most significant impact on the allowance were those affected by changes in past due and nonaccrual loans, concentrations in credit, and changes in collateral-dependent loans. Past due and nonaccrual loans decreased both in dollars and as a percent of total loans when comparing June 30, 2016 to December 31, 2015, while over the same period, concentrations in certain industries declined. On a combined basis, the historical loss and qualitative factor components amounted to $7.2 million and $6.9 million as of June 30, 2016 and December 31, 2015, respectively. Growth in the loan portfolio is the major reason for the increase in these combined components when comparing the allowance calculation as of June 30, 2016 to the allowance calculation as of December 31, 2015.

As a result of management's analysis, the Company added, through the provision, $1.4 million to the allowance for loan losses for the six months ended June 30, 2016 and $1.3 million for the second quarter of 2016. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Noninterest Income
Noninterest income was $3.3 million and $7.0 million in the three and six months ended June 30, 2016, or a decrease of 2.17% from the second quarter of 2015 and an increase of 4.75% over the six months ended June 30, 2015. Beginning in the fourth quarter of 2015, the Company re-evaluated its strategy to ensure it was positioned for possible future interest rate changes. This strategy was implemented in the first quarter of 2016 and included restructuring the investment portfolio through the sale and purchase of certain investments. While implementing its strategy, the Company took advantage of the opportunity to recognize gains which would offset the fee to prepay its FHLB advance, as well as losses on other real estate owned incurred in the sale of the properties.

Most categories of noninterest income decreased when comparing the three and six months ended June 30, 2016 to the same periods in 2015. In both the three and six month comparisons, the Company did see increases in service charges on deposit accounts as a result of a new consumer product initiated in the third quarter of 2015. Growth in analysis fees as a result of sales efforts by the Company's Corporate Banking division also increased service charges on deposit accounts when comparing the three and six months ended June 30, 2016 to the same periods in 2015.

The largest decrease in noninterest income was in the category income from fiduciary activities, which is heavily impacted by the market value of assets under management. Fluctuations in the stock market during the first half of 2016 reduced income in this category by $116 thousand when compared to the first half of 2015. The other significant decrease in noninterest income was a $69 thousand decrease in income from Old Point Mortgage LLC, a joint venture between the Bank and Tidewater Mortgage Services; income from Old Point Mortgage LLC was lower in the first half of 2016 than in the first half of 2015 primarily as a result of the refinance cycle, which increased income in the first half of 2015.

Noninterest income in the first half of 2016 was positively impacted by sales of securities in the first quarter of the year, sales that are congruent with management's current strategy for the Company's investment portfolio. These investment portfolio sales resulted in a net gain of $509 thousand in the first quarter of 2016. In the second quarter, sharp declines in market interest rates provided the Company with the opportunity to sell certain under-performing securities for a gain, which allowed the Company to fund loan growth and reduce the portfolio's susceptibility to interest rate risk. A portion of these sales settled in June of 2016, resulting in a $6 thousand gain for the second quarter, but the majority did not settle until July of 2016. The funds received at settlement were held in other assets as of the balance sheet date.

Noninterest income in the second quarter of 2016 was impacted by the same factors as influenced noninterest income for the first half of the year, except that overall noninterest income decreased by $73 thousand, or 2.17%, in the second quarter of 2016 as compared to the second quarter of 2015. The net gains on sales of securities had a limited effect in the second quarter of 2016 because most of the net gains were recorded in the first quarter of 2016. Comparing the second quarter of 2016 to the second quarter of 2015, income from fiduciary activities and income from Old Point Mortgage LLC saw the largest declines at $37 thousand and $45 thousand, respectively, for the reasons discussed above.

Noninterest Expense
Noninterest expense increased $795 thousand or 4.74%, when comparing the six months ended June 30, 2016 to the same period in 2015 and decreased $9 thousand or 0.11% when comparing the second quarters of 2015 and 2016. While most categories of non-interest expense increased in the six months ended June 30, 2016, ATM and check losses decreased by $109 thousand due to lower fraud losses in the first half of 2016 than in the first half of 2015. Salaries and employee benefits also decreased when comparing the first half of 2016 to the first half of 2015. The salaries component of this expense was flat when comparing these two periods, while the benefits component was mainly impacted by increases in pension and employee insurance expenses that were more than offset by decreases in accrued expense for year-end bonuses.

The most significant increase to noninterest expense was the $391 thousand fee for the prepayment of the FHLB advance. Although this fee represents almost half of the increase in noninterest expense for the first half of 2016, it was more than offset by reduced interest expense on FHLB advances in the first half of 2016 as compared to the first half of 2015. Of the remaining categories of noninterest expense, the most significant increases when comparing the first half of 2016 and the first half of 2015 were in legal and audit expenses ($223 thousand, or 81.39%), occupancy and equipment ($117 thousand, or 4.45%), data processing ($92 thousand, or 12.03%), and other outside service fees ($52 thousand, or 16.83%).

Expenses incurred in the preparation of the Company's proxy statement for its 2016 annual stockholders' meeting increased legal and audit expenses; the 2016 proxy statement included numerous proposals, including changes to the Company's articles of incorporation, the addition of an employee stock purchase plan, and the addition of a new stock incentive plan, all of which required extensive review by outside legal counsel. Occupancy and equipment increased due to additional depreciation and service contract expenses related to the Company's new, more sophisticated disaster recovery plan that was implemented in the third quarter of 2015. The new disaster recovery plan was also partially responsible for the increase in data processing expense in the first six months of 2016, as the Company established an offsite disaster recovery data center which is synchronized in real time with the Company's production systems. Data processing expense was also affected by increases in debit card expenses. Other outside service fees increased due to the outsourcing of certain loan review functions beginning in the second quarter of 2015 and servicing expenses on the Company's student loan portfolio, including the expense associated with the purchase of an additional $14.0 million portfolio in April 2015.

The factors affecting the second quarter comparison between 2015 and 2016 were similar to those affecting the six month periods of the same years, with two exceptions: data processing and other outside service fees. Although data processing expense did increase in the second quarter of 2016 as compared to the second quarter of 2015, the increase was only $28 thousand, or 6.88%. Expenses in the second quarter of 2016 increased at a slower rate than in the first quarter of 2016, due in part to the de-commissioning of an unprofitable ATM.

In contrast to the increase in other outside service fees when comparing the six months ended June 30, 2016 to the same period in 2015, other outside service fees decreased $17 thousand, or 8.72%, when comparing the second quarters of these years. The two major factors that resulted in an increase in this expense in the year-to-date compare (servicing expense on student loans and outsourcing of loan review functions) began in the second quarter of 2015. As a result, these expenses had no effect on the first quarter of 2015 but were present in the first quarter of 2016, resulting in higher expense in the first six months of 2016 than in the same period in 2015. However, the expenses were present in the second quarters of both years, resulting in similar levels of expense for the second quarters of 2015 and 2016. In the second quarter of 2016, expenses for the outsourcing of loan review functions was $15 thousand lower than in the second quarter of 2015, as the Company was able to accrue for this expense over the entire year in 2016. In 2015, a similar level of annual expense for the outsourcing of loan review functions was spread over a shorter time period, as management decided to outsource these functions midway through the year. Management expects that the expense for the outsourcing of loan review functions for all of 2016 will be similar to the expense for all of 2015.

The Company's income tax expense decreased in both the three and six months ended June 30, 2016 when compared to the same periods in 2015. This decrease is due to both lower income and changes in the Company's effective tax rate between the comparable periods. The Company's effective tax rate remains low due to its investments in tax-exempt securities and its receipt of federal income tax credits for its investment in certain housing projects. As the Company's income is lower in 2016 than in 2015 while the amount of credits received in 2016 is similar to what was received in 2015, the Company's effective tax rate is reduced, resulting in a net tax benefit for both the three and six months ended June 30, 2016.

Balance Sheet Review
Assets as of June 30, 2016 were $897.7 million, an increase of $886 thousand or 0.10% when compared to assets as of December 31, 2015. Although assets remained almost flat in the first six months of 2016, there was a significant shift in the composition of the balance sheet. Funds previously held in securities, as well as available liquidity from cash and due from banks, were reinvested in loans. On a combined basis, securities available-for-sale and cash and cash equivalents decreased $52.8 million, while net loans grew $29.5 million.

The largest increase in the loan portfolio was in the other loans segment. The majority of this segment is made up of draws on warehouse lines that provide funding to mortgage companies. The balances on these lines are typically low at year-end, as mortgage loan activity tends to peak during the summer months. Management expects the balances on these lines to approximate their December 31, 2015 levels at the end of 2016. The commercial loans secured by real estate, construction, and commercial loans not secured by real estate segments of the loan portfolio also increased between December 31, 2015 and June 30, 2016 as a result of improvements in quality loan demand in the Company's market area. Management expects growth in these segments to continue during the second half of 2016.

On the liabilities side of the balance sheet, total deposits declined 2.61% from $746.5 million at December 31, 2015 to $727.0 million at June 30, 2016. Management believes this decline in deposits to be temporary, as deposit balances have historically been lower in June before increasing again during the second half of the year. The declines in deposits were offset by advances from the Federal Home Loan Bank (FHLB). In the first quarter of 2016, management made a strategic decision to prepay a $25.0 million advance, which would have matured in June of 2016. Although this prepayment required the Company to pay a fee of $391 thousand, it saved $456 thousand in interest expense during 2016, for a net increase to pre-tax income of $65 thousand. In the second quarter of 2016, the Company took out additional borrowings from the FHLB at significantly lower rates than that carried by the advance that was prepaid. These new advances are for shorter terms, allowing the Company to obtain additional liquidity when necessary without maintaining excess liquidity on the balance sheet.

In addition, the Company sold certain securities in the second quarter to limit the portfolio's susceptibility to interest rate risk and help fund loan growth. With the recent sharp declines in market interest rates, the Company was able to sell for a gain certain under-performing securities. The securities sold were all mortgage-backed securities with rates that have been below market for some time. As management expects that rates will eventually begin to increase, and the increased loan growth necessitated a need for additional funding, the Company sold these securities while the market value was above the Company's book value. A portion of this sale settled in June of 2016, resulting in a $6 thousand gain for the second quarter, but $24.5 million did not settle until July of 2016. The liquidity from this sale was used to pay off a portion of the Company's shorter-term FHLB advances as they came due. The funds received at settlement were held in other assets as of the balance sheet date, resulting in an increase to other assets of 171.31%.

Average assets for the first six months of 2016 were $861.2 million compared to $883.2 million for the first six months of 2015, a decrease of $22.0 million or 2.49%. Comparing the first six months of 2016 to the first six months of 2015, lower yielding balances held in investment securities and cash and cash equivalents moved to higher yielding loans. Average loans increased $20.8 million and average investment securities decreased by $28.3 million when comparing the first six months of 2016 to the same period in 2015. The remainder of the decrease in securities was used to offset the $8.3 million decline in average federal funds purchased, repurchase agreements and other borrowings, which was mainly caused by decreases in customer balances in overnight repurchase accounts.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of June 30, 2016.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of June 30, 2016
(dollars in thousands)

	Amount	Percent
Subprime	$20,396	13.37%
Non-subprime	132,131	86.63%
	$152,527	100.00%

Total loans	$598,161

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.41%

In addition to the subprime loans secured by real estate discussed above, as of June 30, 2016, the Company had an additional $911 thousand in subprime consumer loans that were either not government guaranteed, were unsecured or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of June 30, 2016 were $21.3 million, amounting to 3.56% of the Company's total loans at June 30, 2016.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Capital Resources
Total stockholders' equity as of June 30, 2016 was $95.9 million, an increase of $2.8 million or 2.96% from $93.2 million at December 31, 2015.

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

The following is a summary of the Company's capital ratios at June 30, 2016. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2016
	Regulatory
	Minimums	June 30, 2016
Common Equity Tier 1 Capital	5.125%	12.99%
Tier 1 Capital	6.625%	12.99%
Tier 1 Leverage	4.625%	11.30%
Total Capital	8.625%	14.05%

Book value per share was $19.35 at June 30, 2016 as compared to $18.07 at June 30, 2015. Cash dividends were $992 thousand or $0.20 per share in the first six months of 2016 and $793 thousand or $0.16 per share in the first six months of 2015.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of June 30, 2016, the Bank's unpledged, available-for-sale securities totaled $105.0 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. As discussed above, management believes the deposit base remains stable, despite a 2.61% decline from $746.5 million at December 31, 2015 to $727.0 million at June 30, 2016. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the second quarter of 2016, the Company had $129.7 million in FHLB borrowing availability. The Company's securities available-for-sale declined 22.40% from $214.2 million at December 31, 2015 to $166.2 million at June 30, 2016. Borrowing availability from the FHLB has decreased due to reductions in the Company's liquidity, as securities are a primary source of collateral for these borrowings. The Company believes that the remaining availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the second quarter of 2016, the Company had $50.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company's consolidated statements of cash flows, net cash provided by operating activities was $2.9 million, net cash used in operating activities was $5.1 million and net cash used in operating activities was $2.5 million for the six months ended June 30, 2016. Combined, this contributed to a $4.8 million decrease in cash and cash equivalents for the six months ended June 30, 2016.

Other than as discussed above, management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

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

As of June 30, 2016, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2015 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2016, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2015 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year time frame as of June 30, 2016. It should be noted, however, that non-maturing deposit liabilities, which consist of money market, savings and interest-bearing and noninterest-bearing checking accounts, are less interest sensitive than other market driven deposits. At June 30, 2016, non-maturing deposit liabilities totaled $518.7 million or 71.35% of total deposit liabilities.

In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position indicated by the static gap analysis. Income simulation analysis allows the Company to reflect the expected differences in re-pricing behavior among various assets and liabilities to more reliably measure the potential effects on income from changes in the interest rate environment.  Utilizing this income simulation methodology, the model reveals that the Company is asset sensitive at the one-year time frame as of June 30, 2016.

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

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at June 30, 2016. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate annual decrease of 0.60% in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate annual increase of 0.53% in net interest income and that a 100 basis point ramped rise in rates would cause an approximate annual increase of 0.58% in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the quarter ended June 30, 2016, the Company did not repurchase any shares related to the exercise of awards or the satisfaction of tax withholding requirements associated with awards.

During the quarter ended June 30, 2016, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 9, 2016, the Company's Board of Directors (the Board) amended and restated the Company's Bylaws (the Amended Bylaws). The Amended Bylaws were effective immediately and below are brief descriptions of the substantive amendments that were made in the Amended Bylaws. The Amended Bylaws:

1.
Amended Article I, Section 1.2 to increase the percentage of stockholders required to call a special meeting of the stockholders of the Company from 10% to 25% of all of the shares entitled to vote at the meeting.

2.
Added new Article I, Section 1.4(a), (c) and (d) to provide detailed timing, procedural and disclosure requirements for stockholders wishing to present business at annual and special meetings of stockholders of the Company.

3.
Added new Article I, Section 1.4(b) and (c) to amend the timing, procedural and disclosure requirements for stockholders wishing to nominate individuals to serve as directors of the Company at annual and special meetings of stockholders of the Company, the former requirements for which were previously in Article II, Section 2.4.

4.
Amended previous Article I, Section 1.4 to now be Article I, Section 1.5, which provides authority for adjourning meetings of stockholders of the Company to the chairman of the meeting or a majority of shares represented at the meeting and provides for the mechanics in connection therewith.

5.	Added new Article I, Section 1.6 to provide the Board with authority to postpone or reschedule a meeting of stockholders of the Company.

6.	Added new Article I, Sections 1.7 and 1.8 to provide procedures and conduct to be followed at meetings of the stockholders of the Company.

7.
Added new Article II, Section 2.4 to implement a director resignation policy for any incumbent director who is not reelected in accordance with the voting requirements in the Company's Articles of Incorporation and no successor has been elected.

8.
Added new Article XI to include an exclusive forum clause designating the Norfolk or Newport News Divisions of the United States District Court for the Eastern District of Virginia, or, in the event that court lacks jurisdiction, the Hampton Circuit Court, as the exclusive forum for any stockholder derivative actions, breach of fiduciary duty claims, other claims relating to Virginia corporate law and actions asserting claims governed by the internal affairs doctrine.

Certain additional nonsubstantive amendments were also made in the Amended Bylaws. The foregoing description of changes in the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended Bylaws, a copy of which is filed as Exhibit 3.2 hereto and which is incorporated herein by reference.

The Company has made no changes to the process by which security holders may recommend nominees to its board of directors, which is discussed in the Company's Proxy Statement for the Company's 2016 Annual Meeting of Stockholders.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.1.1	Articles of Amendment to Articles of Incorporation of Old Point Financial Corporation, effective May 26, 2016 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed May 31, 2016)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated August 9, 2016

10.6	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 11, 2016)

10.15	Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.15 to Form 8-K filed May 31, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2016), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 10, 2016	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 10, 2016	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)