Form 10-Q
period 2016-09-30
OLD POINT FINANCIAL CORP
filed 2016-11-08
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

4,959,009 shares of common stock ($5.00 par value) outstanding as of October 31, 2016

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	1

	Consolidated Balance Sheets September 30, 2016 (unaudited) and December 31, 2015	1

	Consolidated Statements of Income Three Months Ended September 30, 2016 and 2015 (unaudited) Nine Months Ended September 30, 2016 and 2015 (unaudited)	2

	Consolidated Statements of Comprehensive Income Three Months Ended September 30, 2016 and 2015 (unaudited) Nine Months Ended September 30, 2016 and 2015 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity Nine Months Ended September 30, 2016 and 2015 (unaudited)	4

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2016 and 2015 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

	Signatures	49

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(dollars in thousands except per share data)
	(unaudited)
Assets

Cash and due from banks	$59,551	$33,514
Interest-bearing due from banks	13,951	1,064
Federal funds sold	1,391	2,412
Cash and cash equivalents	74,893	36,990
Securities available-for-sale, at fair value	162,219	214,192
Restricted securities	1,820	2,016
Loans, net of allowance for loan losses of $7,780 and $7,738	586,140	560,737
Premises and equipment, net	39,834	41,282
Bank-owned life insurance	25,058	24,411
Other real estate owned, net of valuation allowance of $1,051 and $2,549	1,141	2,741
Other assets	14,651	14,418
Total assets	$905,756	$896,787

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$226,020	$215,090
Savings deposits	325,188	321,370
Time deposits	213,289	210,011
Total deposits	764,497	746,471
Overnight repurchase agreements	18,239	25,950
Federal Home Loan Bank advances	20,000	25,000
Accrued expenses and other liabilities	6,553	6,190
Total liabilities	809,289	803,611

Commitments and contingencies

Stockholders' equity:
Common stock, $5/share par value, 10,000,000 shares authorized; 4,959,009 shares issued and outstanding	24,795	24,795
Additional paid-in capital	16,392	16,392
Retained earnings	56,565	55,151
Accumulated other comprehensive loss, net	(1,285)	(3,162)
Total stockholders' equity	96,467	93,176
Total liabilities and stockholders' equity	$905,756	$896,787

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$6,646	$6,565	$19,619	$19,405
Interest on due from banks	25	1	30	11
Interest on federal funds sold	2	0	4	1
Interest on securities:
Taxable	357	597	1,376	1,898
Tax-exempt	371	413	1,131	1,251
Dividends and interest on all other securities	35	33	76	97
Total interest and dividend income	7,436	7,609	22,236	22,663

Interest Expense:
Interest on savings deposits	56	60	165	169
Interest on time deposits	538	539	1,572	1,611
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	6	7	20	23
Interest on Federal Home Loan Bank advances	33	309	177	923
Total interest expense	633	915	1,934	2,726
Net interest income	6,803	6,694	20,302	19,937
Provision for (recovery of) loan losses	(100)	(50)	1,300	250
Net interest income, after provision for (recovery of) loan losses	6,903	6,744	19,002	19,687

Noninterest Income:
Income from fiduciary activities	858	846	2,636	2,740
Service charges on deposit accounts	1,039	1,032	3,035	3,008
Other service charges, commissions and fees	968	1,031	3,019	3,094
Income from bank-owned life insurance	215	221	647	664
Income from Old Point Mortgage	187	50	276	208
Gain on sale of available-for-sale securities, net	7	0	522	0
Other operating income	53	43	143	145
Total noninterest income	3,327	3,223	10,278	9,859

Noninterest Expense:
Salaries and employee benefits	5,063	5,510	15,107	15,616
Occupancy and equipment	1,373	1,335	4,121	3,966
Data processing	419	421	1,276	1,186
FDIC insurance	66	154	387	454
Customer development	146	154	450	469
Legal and audit expenses	372	237	869	511
Other outside service fees	200	186	561	495
Employee professional development	147	146	474	439
Capital stock tax	128	113	390	338
ATM and check losses	131	101	301	380
Prepayment fee on Federal Home Loan Bank advance	0	0	391	0
Loss on other real estate owned	45	166	153	238
Other operating expenses	599	628	1,785	1,840
Total noninterest expense	8,689	9,151	26,265	25,932
Income before income taxes	1,541	816	3,015	3,614
Income tax expense (benefit)	212	(24)	113	290
Net income	$1,329	$840	$2,902	$3,324

Basic earnings per share
Weighted average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.27	$0.17	$0.59	$0.67

Diluted earnings per share
Weighted average shares outstanding	4,959,009	4,959,009	4,959,009	4,959,009
Net income per share of common stock	$0.27	$0.17	$0.59	$0.67

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited, dollars in thousands)
Net income	$1,329	$840	$2,902	$3,324
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(299)	702	1,877	(209)
Amortization of unrealized losses on securities transferred to held-to-maturity	0	160	0	471
Other comprehensive income (loss), net of tax	(299)	862	1,877	262
Comprehensive income	$1,030	$1,702	$4,779	$3,586

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited, dollars in thousands except per share data)
NINE MONTHS ENDED SEPTEMBER 30, 2016

Balance at beginning of period	4,959,009	$24,795	$16,392	$55,151	$(3,162)	$93,176
Net income	0	0	0	2,902	0	2,902
Other comprehensive income, net of tax	0	0	0	0	1,877	1,877
Cash dividends ($0.30 per share)	0	0	0	(1,488)	0	(1,488)

Balance at end of period	4,959,009	$24,795	$16,392	$56,565	$(1,285)	$96,467

NINE MONTHS ENDED SEPTEMBER 30, 2015

Balance at beginning of period	4,959,009	$24,795	$16,392	$53,203	$(5,893)	$88,497
Net income	0	0	0	3,324	0	3,324
Other comprehensive income, net of tax	0	0	0	0	262	262
Cash dividends ($0.25 per share)	0	0	0	(1,239)	0	(1,239)

Balance at end of period	4,959,009	$24,795	$16,392	$55,288	$(5,631)	$90,844

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(unaudited, dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,902	$3,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,034	1,883
Provision for loan losses	1,300	250
Net gain on sale of available-for-sale securities	(522)	0
Net amortization of securities	1,595	1,667
Net (gain) loss on disposal of premises and equipment	(3)	2
Net loss on write-down/sale of other real estate owned	153	238
Income from bank owned life insurance	(647)	(664)
Deferred tax (benefit) expense	(256)	567
Increase in other assets	(942)	(4,618)
Increase in other liabilities	363	4,426
Net cash provided by operating activities	5,977	7,075

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(104,082)	(63,718)
Proceeds from redemption of restricted securities	196	277
Proceeds from maturities and calls of available-for-sale securities	42,330	60,690
Proceeds from maturities and calls of held-to-maturity securities	0	300
Proceeds from sales of available-for-sale securities	106,761	3,259
Paydowns on available-for-sale securities	8,734	7,503
Paydowns on held-to-maturity securities	0	6,202
Purchases of government-guaranteed student loans	0	(14,315)
Net increase in all other loans (including repayments on student loans)	(26,703)	(20,607)
Proceeds from sales of other real estate owned	1,625	1,382
Payments for improvements to other real estate owned	(52)	0
Net purchases of premises and equipment	(710)	(1,204)
Net cash provided by (used in) investing activities	28,099	(20,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	10,930	10,043
Increase in savings deposits	3,818	7,224
Increase (decrease) in time deposits	3,278	(4,794)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(7,711)	(11,574)
Increase in Federal Home Loan Bank advances	55,000	20,000
Repayment of Federal Home Loan Bank advances	(60,000)	(25,000)
Cash dividends paid on common stock	(1,488)	(1,239)
Net cash provided by (used in) financing activities	3,827	(5,340)

Net increase (decrease) in cash and cash equivalents	37,903	(18,496)
Cash and cash equivalents at beginning of period	36,990	33,305
Cash and cash equivalents at end of period	$74,893	$14,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,948	$2,740
Income tax	$0	$200

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$2,844	$(316)
Loans transferred to other real estate owned	$0	$553
Former bank building transferred from fixed assets to other real estate owned	$127	$0
Amortization of unrealized loss on securities transferred to held-to-maturity	$0	$714

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at September 30, 2016 and December 31, 2015, the statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the statements of changes in stockholders' equity and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of September 30, 2016, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

Note 2. Securities

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2016
Obligations of U.S. Government agencies	$4,016	$1	$(13)	$4,004
Obligations of state and political subdivisions	69,846	1,559	(4)	71,401
Mortgage-backed securities	82,124	429	(49)	82,504
Money market investments	564	0	0	564
Corporate bonds and other securities	3,598	17	(4)	3,611
Other marketable equity securities	100	35	0	135
Total	$160,248	$2,041	$(70)	$162,219

December 31, 2015
Obligations of U.S. Government agencies	$24,353	$1	$(114)	$24,240
Obligations of state and political subdivisions	77,223	1,323	(113)	78,433
Mortgage-backed securities	109,360	0	(1,964)	107,396
Money market investments	631	0	0	631
Corporate bonds and other securities	3,397	4	(8)	3,393
Other marketable equity securities	100	0	(1)	99
Total	$215,064	$1,328	$(2,200)	$214,192

The following table summarizes realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Securities Available-for-sale
Realized gains on sales of securities	$24	$0	$578	$0
Realized losses on sales of securities	(17)	0	(56)	0
Net realized gain	$7	$0	$522	$0

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

The Company has not recorded impairment charges through income on securities for the three or nine months ended September 30, 2016 or 2015.

TEMPORARILY IMPAIRED SECURITIES

The following table shows the number of securities with unrealized losses, and the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	September 30, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$13	$3,703	$0	$0	$13	$3,703	3
Obligations of state and political subdivisions	4	1,314	0	0	4	1,314	3
Mortgage-backed securities	49	16,717	0	0	49	16,717	4
Corporate bonds	3	797	1	99	4	896	7
Total securities available-for-sale	$69	$22,531	$1	$99	$70	$22,630	17

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$0	$0	$114	$3,940	$114	$3,940	2
Obligations of state and political subdivisions	42	4,177	71	3,545	113	7,722	13
Mortgage-backed securities	848	62,698	1,116	44,698	1,964	107,396	13
Corporate bonds	6	2,091	2	198	8	2,289	16
Other marketable equity securities	1	99	0	0	1	99	1
Total securities available-for-sale	$897	$69,065	$1,303	$52,381	$2,200	$121,446	45

Certain investments within the Company's portfolio had unrealized losses at September 30, 2016 and December 31, 2015, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2016 or December 31, 2015.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$97,278	$96,997
Commercial	286,759	277,758
Construction	22,679	19,685
Second mortgages	16,895	15,148
Equity lines of credit	47,439	47,256
Total mortgage loans on real estate	471,050	456,844
Commercial loans	47,239	43,197
Consumer loans	49,628	50,427
Other	26,003	18,007
Total loans, net of deferred fees (1)	593,920	568,475
Less: Allowance for loan losses	(7,780)	(7,738)
Loans, net of allowance and deferred fees (1)	$586,140	$560,737

(1) Deferred loan fees totaled $480 thousand and $407 thousand at September 30, 2016 and December 31, 2015, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $707 thousand and $648 thousand at September 30, 2016 and December 31, 2015, respectively.

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

The Company's internally assigned risk grades are as follows:

•	Pass: Loans are of acceptable risk.

•	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.

•	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.

•	Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.

•	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of September 30, 2016
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$94,209	$1,020	$2,049	$97,278
Commercial	267,661	6,834	12,264	286,759
Construction	21,776	162	741	22,679
Second mortgages	16,197	490	208	16,895
Equity lines of credit	47,083	213	143	47,439
Total mortgage loans on real estate	446,926	8,719	15,405	471,050
Commercial loans	43,230	2,611	1,398	47,239
Consumer loans	49,389	0	239	49,628
Other	26,003	0	0	26,003
Total	$565,548	$11,330	$17,042	$593,920

Credit Quality Information As of December 31, 2015
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$94,576	$0	$2,421	$96,997
Commercial	261,749	7,394	8,615	277,758
Construction	18,931	0	754	19,685
Second mortgages	14,835	0	313	15,148
Equity lines of credit	47,161	0	95	47,256
Total mortgage loans on real estate	437,252	7,394	12,198	456,844
Commercial loans	40,268	467	2,462	43,197
Consumer loans	50,327	0	100	50,427
Other	18,007	0	0	18,007
Total	$545,854	$7,861	$14,760	$568,475

As of September 30, 2016 and December 31, 2015, the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of September 30, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$304	$562	$826	$1,692	$95,586	$97,278	$0
Commercial	795	124	108	1,027	285,732	286,759	0
Construction	0	456	0	456	22,223	22,679	0
Second mortgages	195	0	77	272	16,623	16,895	0
Equity lines of credit	359	0	50	409	47,030	47,439	50
Total mortgage loans on real estate	1,653	1,142	1,061	3,856	467,194	471,050	50
Commercial loans	0	6	86	92	47,147	47,239	0
Consumer loans	1,981	824	2,647	5,452	44,176	49,628	2,566
Other	48	7	4	59	25,944	26,003	4
Total	$3,682	$1,979	$3,798	$9,459	$584,461	$593,920	$2,620

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The past due principal portion of these guaranteed loans totaled $4.3 million at September 30, 2016.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	September 30, 2016	December 31, 2015
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$1,587	$1,457
Commercial	6,366	2,623
Second mortgages	129	226
Equity lines of credit	93	0
Total mortgage loans on real estate	8,175	4,306
Commercial loans	196	276
Consumer loans	179	0
Total	$8,550	$4,582

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Interest income that would have been recorded under original loan terms	$232	$90
Actual interest income recorded for the period	182	65
Reduction in interest income on nonaccrual loans	$50	$25

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

Troubled Debt Restructurings by Class
For the Three Months Ended September 30, 2016
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2016
Mortgage loans on real estate:
Residential 1-4 family	4	$1,002	$1,002	$1,002
Commercial	1	150	150	150
Second mortgages	1	53	53	53
Equity lines of credit	1	93	93	93
Total mortgage loans on real estate	7	1,298	1,298	1,298
Consumer loans	2	8	8	8
Total	9	$1,306	$1,306	$1,306

Troubled Debt Restructurings by Class
For the Three Months Ended September 30, 2015
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2015
Mortgage loans on real estate:
Commercial	1	$194	$194	$0
Construction	1	435	435	410
Second mortgages	1	61	61	61
Total	3	$690	$690	$664

Troubled Debt Restructurings by Class
For the Nine Months Ended September 30, 2016
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2016
Mortgage loans on real estate:
Residential 1-4 family	4	$1,002	$1,002	$1,002
Commercial	1	150	150	150
Second mortgages	1	53	53	53
Equity lines of credit	1	93	93	93
Total mortgage loans on real estate	7	1,298	1,298	1,298
Commercial loans	1	152	152	109
Consumer loans	2	8	8	8
Total	10	$1,458	$1,458	$1,415

Troubled Debt Restructurings by Class
For the Nine Months Ended September 30, 2015
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2015
Mortgage loans on real estate:
Commercial	1	$194	$194	$193
Construction	1	435	435	410
Second mortgages	1	61	61	61
Total	3	$690	$690	$664

Two of the loans restructured in the first nine months of 2016 were given below-market rates for debt with similar risk characteristics. Eight of the loans, which were part of a single borrowing relationship, were given terms not otherwise offered to borrowers with similar risk characteristics. Two of the loans restructured in the first nine months of 2015 were given below-market rates for debt with similar risk characteristics, while one loan was granted terms that the Company would not otherwise extend to borrowers with similar risk characteristics. At September 30, 2016 and December 31, 2015, the Company had no outstanding commitments to disburse additional funds on any TDR. At December 31, 2015, the Company had $53 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure. There were no loans secured by residential 1 - 4 family real estate in the process of foreclosure at September 30, 2016.

In the three and nine months ended September 30, 2016 and 2015, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class (in thousands)
	As of September 30, 2016				For the nine months ended September 30, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$3,351	$2,474	$762	$75	$2,833	$101
Commercial	13,992	9,409	3,756	304	10,645	418
Construction	623	533	96	34	454	32
Second mortgages	530	401	52	5	522	21
Equity lines of credit	93	93	0	0	31	2
Total mortgage loans on real estate	$18,589	$12,910	$4,666	$418	$14,485	$574
Commercial loans	1,061	196	777	180	772	57
Consumer loans	178	81	97	35	64	6
Total	$19,828	$13,187	$5,540	$633	$15,321	$637

Impaired Loans by Class (in thousands)
	As of December 31, 2015				For the Year Ended December 31, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,994	$1,530	$1,261	$146	$2,267	$132
Commercial	10,203	6,166	3,208	608	9,305	473
Construction	99	0	99	36	465	5
Second mortgages	535	499	0	0	571	21
Total mortgage loans on real estate	$13,831	$8,195	$4,568	$790	$12,608	$631
Commercial loans	330	207	68	8	952	28
Consumer loans	12	12	0	0	13	1
Total	$14,173	$8,414	$4,636	$798	$13,573	$660

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2015 and September 30, 2016, management used twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management's estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7.8 million adequate to cover loan losses inherent in the loan portfolio at September 30, 2016.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Nine Months Ended September 30, 2016	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$633	$985	$5,628	$279	$213	$7,738
Charge-offs	(915)	0	(393)	(132)	(99)	(1,539)
Recoveries	33	3	192	23	30	281
Provision for loan losses	1,209	93	(305)	175	128	1,300
Ending balance	$960	$1,081	$5,122	$345	$272	$7,780
Ending balance individually evaluated for impairment	$180	$34	$384	$35	$0	$633
Ending balance collectively evaluated for impairment	780	1,047	4,738	310	272	7,147
Ending balance	$960	$1,081	$5,122	$345	$272	$7,780
Loan Balances:
Ending balance individually evaluated for impairment	$973	$629	$16,947	$178	$0	$18,727
Ending balance collectively evaluated for impairment	46,266	22,050	431,424	49,450	26,003	575,193
Ending balance	$47,239	$22,679	$448,371	$49,628	$26,003	$593,920

For the Year Ended December 31, 2015	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$595	$703	$5,347	$219	$211	$7,075
Charge-offs	(293)	0	(321)	(92)	(191)	(897)
Recoveries	50	1	393	39	52	535
Provision for loan losses	281	281	209	113	141	1,025
Ending balance	$633	$985	$5,628	$279	$213	$7,738
Ending balance individually evaluated for impairment	$8	$36	$754	$0	$0	$798
Ending balance collectively evaluated for impairment	625	949	4,874	279	213	6,940
Ending balance	$633	$985	$5,628	$279	$213	$7,738
Loan Balances:
Ending balance individually evaluated for impairment	$275	$99	$12,664	$12	$0	$13,050
Ending balance collectively evaluated for impairment	42,922	19,586	424,495	50,415	18,007	555,425
Ending balance	$43,197	$19,685	$437,159	$50,427	$18,007	$568,475

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

CHANGES IN ACCOUNTING METHODOLOGY

Historical loss rates calculated by migration analysis are determined by the performance of a loan over a period of time (the migration period). This migration period can be lengthened or shortened based on management's assessment of the most appropriate length of time over which to analyze losses in the loan portfolio. The Company can also calculate multiple migration periods, allowing management to assess the migration of loans based on more than one starting point.

In the third quarter of 2016, management made the following changes to its method for calculating the allowance:

•
The number of migration periods was changed from one to four. Each migration period remains at twelve quarters, the length of the migration period used by the Company in prior periods. This change reduced the provision for loan losses by $293 thousand.

•
The Company further sub-segmented its pool of consumer loans not secured by real estate to separate a pool of loans that share characteristics with each other that are not shared with other consumer loans. The new sub-segment is comprised of loans purchased from a single source for which management does not expect any charge-offs against the allowance. Accordingly, beginning with the third quarter of 2016, the historic loss factor does not apply to this group of loans. In addition, management determined that some of the qualitative factors that had previously been applied to these loans when they were grouped with all other consumer loans were no longer appropriate once these loans were separated into a new sub-segment. Creating this new sub-segment, which includes no anticipated losses, and applying the relevant qualitative factors to it reduced the provision for loan losses by $491 thousand.

•
As part of the process to determine whether a new sub-segment was appropriate, management analyzed the qualitative factors applied to each segment of the portfolio. Based on this analysis, management changed its qualitative factor adjustments on the Company's student loan portfolio to better reflect those factors that could potentially have an impact on the portfolio. This change reduced the provision for loan losses by $63 thousand.

The following table represents the effect on the loan loss provision as a result of these changes in methodology. It compares the methodology actually used for the nine months ended September 30, 2016 to that used in prior periods.

	Calculated Provision Based on Current Quarter Methodology	Calculated Provision Based on Prior Quarter Methodology	Difference
	(in thousands)
Portfolio Segment:
Commercial	$1,209	$1,491	$(282)
Real estate - construction	93	(5)	98
Real estate - mortgage	(305)	(195)	(110)
Consumer loans	175	729	(554)
Other	128	127	1
Total	$1,300	$2,147	$(847)

The allowance for loan losses was 1.31% of total loans at September 30, 2016, compared to 1.33% at June 30, 2016 and 1.36% at December 31, 2015.

Note 4. Low-Income Housing Tax Credits

The Company was invested in 4 separate housing equity funds at both September 30, 2016 and December 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $4.0 million and $4.2 million at September 30, 2016 and December 31, 2015, respectively. The expected terms of these investments and the related tax benefits run through 2032. Total projected tax credits to be received for 2016 are $398 thousand, which is based on the most recent quarterly estimates received from the funds.  Additional capital calls expected for the funds totaled $3.0 million at both September 30, 2016 and December 31, 2015, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

The table below summarizes the tax credits and other tax benefits recognized by the Company and related to these investments, as of the periods indicated:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$126	$95	$348	$316

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

Historically, the Company has only granted share-based compensation in the form of stock options. There were no options granted in the first nine months of 2016.

The Company's 1998 Stock Option Plan, pursuant to which stock options could be granted to key employees and non-employee directors, expired on March 9, 2008.  Stock options that were outstanding on March 9, 2008 remained outstanding in accordance with their terms, but no new awards could be granted under the plan after March 9, 2008. Options to purchase 67,480 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at September 30, 2016. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the nine months ended September 30, 2016 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2016	74,960	$20.05
Granted	0	0
Exercised	0	0
Canceled or expired	(7,480)	20.05
Options outstanding, September 30, 2016	67,480	$20.05	1.04	$41
Options exercisable, September 30, 2016	67,480	$20.05	1.04	$41

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. This amount changes based on changes in the fair value of the Company's common stock.

No options were exercised during the nine months ended September 30, 2016.

As of September 30, 2016, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

At the Company's 2016 Annual Meeting of Stockholders held on May 24, 2016, stockholders approved the Old Point Financial Corporation 2016 Incentive Stock Plan (Incentive Stock Plan). The Incentive Stock Plan provides for the grant to key employees and non-employee directors of awards that may include one or more of the following: stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, and performance units (collectively, the awards). No awards may be granted under the Incentive Stock Plan after May 23, 2026. Complete details of the Incentive Stock Plan are contained in Appendix A of the Proxy Statement for the Company's 2016 Annual Meeting of Stockholders. As of September 30, 2016, there were no awards outstanding under the plan.

Also at the Company's 2016 Annual Meeting of Stockholders held on May 24, 2016, stockholders approved an Employee Stock Purchase Plan (ESPP). The ESPP provides a means for employees of the Company and employees of the Company's subsidiaries to authorize payroll deductions on a voluntary basis to be used for the periodic purchase of shares of the Company's common stock. Under the ESPP, eligible employees will be able to purchase shares of the Company's common stock at a price equal to at least 85% of the fair market value of the common stock at the end of the applicable offering period. The maximum number of shares that may be purchased under the ESPP is 250,000 shares. Complete details of the ESPP are contained in Appendix B of the Proxy Statement for the Company's 2016 Annual Meeting of Stockholders. The first offering period began on September 1, 2016 and will end on November 30, 2016; accordingly, as of September 30, 2016, no shares have been issued under the plan.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended September 30,	2016	2015
	(in thousands)
Interest cost	$70	$65
Expected return on plan assets	(98)	(91)
Amortization of net loss	140	98
Net periodic pension plan cost	$112	$72

Nine months ended September 30,	2016	2015
	(in thousands)
Interest cost	$210	$196
Expected return on plan assets	(294)	(270)
Amortization of net loss	420	295
Net periodic pension plan cost	$336	$221

At September 30, 2016, management had not yet determined the amount, if any, that the Company will contribute to the plan in the year ending December 31, 2016.

Note 7. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	Affected Line Item on Consolidated Statements of Income
	(in thousands)
Available-for-sale securities
Realized gains (losses) on sales of securities	$$7	$$0	$$522	$$0	Gain on sale of available-for-sale securities, net
Tax effect	2	0	177	0	Income tax expense
	$$5	$$0	$$345	$$0

The following table presents the changes in accumulated other comprehensive Income (loss), by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Securities Transferred to Held-to-Maturity	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Nine Months Ended September 30, 2016

Balance at beginning of period	$(576)	$0	$(2,586)	$(3,162)
Net change for the period	1,877	0	0	1,877
Balance at end of period	$1,301	$0	$(2,586)	$(1,285)

Nine Months Ended September 30, 2015

Balance at beginning of period	$(78)	$(3,386)	$(2,429)	$(5,893)
Net change for the period	(209)	471	0	262
Balance at end of period	$(287)	$(2,915)	$(2,429)	$(5,631)

The following table presents the change in each component of accumulated other comprehensive Income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Nine Months Ended September 30, 2016
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,366	$1,144	$2,222
Reclassification adjustment for gains recognized in income	(522)	(177)	(345)
Net unrealized gains on securities	2,844	967	1,877

Total change in accumulated other comprehensive loss	$2,844	$967	$1,877

	Nine Months Ended September 30, 2015
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(316)	$(107)	$(209)

Unrealized losses on securities transferred from available-for-sale to held-to-maturity:
Amortization	714	243	471

Net change	$398	$136	$262

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.  The Company did not include an average of 69 thousand and 77 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first nine months of 2016 and 2015, respectively, because they were antidilutive.  Antidilutive shares were 67 thousand and 76 thousand for the third quarters of 2016 and 2015, respectively.

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

During August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2016 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$4,004	$0	$4,004	$0
Obligations of state and political subdivisions	71,401	0	71,401	0
Mortgage-backed securities	82,504	0	82,504	0
Money market investments	564	0	564	0
Corporate bonds	3,611	0	3,611	0
Other marketable equity securities	135	0	135	0
Total available-for-sale securities	$162,219	$0	$162,219	$0

		Fair Value Measurements at December 31, 2015 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$24,240	$0	$24,240	$0
Obligations of state and political subdivisions	78,433	0	78,433	0
Mortgage-backed securities	107,396	0	107,396	0
Money market investments	631	0	631	0
Corporate bonds	3,393	0	3,393	0
Other marketable equity securities	99	0	99	0
Total available-for-sale securities	$214,192	$0	$214,192	$0

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

		Carrying Value at September 30, 2016 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$540	$0	$0	$540
Commercial	1,030	0	0	1,030
Construction	62	0	0	62
Second mortgages	47	0	0	47
Total mortgage loans on real estate	1,679	0	0	1,679
Consumer loans	62	0	0	62
Commercial loans	597	0	0	597
Total	$2,338	$0	$0	$2,338

Other real estate owned
Residential 1-4 family	$74	$0	$0	$74
Construction	940	0	0	940
Total	$1,014	$0	$0	$1,014

		Carrying Value at December 31, 2015 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$952	$0	$0	$952
Commercial	267	0	0	267
Construction	62	0	0	62
Total	$1,281	$0	$0	$1,281

Other real estate owned
Residential 1-4 family	$724	$0	$0	$724
Commercial	927	0	0	927
Construction	1,090	0	0	1,090
Total	$2,741	$0	$0	$2,741

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at September 30, 2016 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$540	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,030	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$62	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Second mortgages	$47	Market comparables	Selling costs	0.00%
			Liquidation discount	0.00%
Commercial not secured by real estate	$597	Market comparables	Liquidation discount	38.58%
Consumer loans	62	Market comparables	Selling costs	10%
			Liquidation discount	10%

Other real estate owned
Residential 1-4 family	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$940	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00%

		Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2015 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$952	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (3.75%)
Commercial real estate	$267	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$62	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	$724	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 7.17% (4.79%)
Commercial	$927	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 24.70% (11.77%)
Construction	$1,090	Market comparables	Selling costs	6.72%
			Liquidation discount	33.05%

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2016 and December 31, 2015, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$74,893	$74,893	$0	$0
Securities available-for-sale	162,219	0	162,219	0
Restricted securities	1,820	0	1,820	0
Loans, net of allowances for loan losses	586,140	0	0	591,152
Bank-owned life insurance	25,058	0	25,058	0
Accrued interest receivable	2,856	0	2,856	0

Liabilities
Deposits	$764,497	$0	$765,073	$0
Overnight repurchase agreements	18,239	0	18,239	0
Federal Home Loan Bank advances	20,000	0	20,008	0
Accrued interest payable	228	0	228	0

		Fair Value Measurements at December 31, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$36,990	$36,990	$0	$0
Securities available-for-sale	214,192	0	214,192	0
Restricted securities	2,016	0	2,016	0
Loans, net of allowances for loan losses	560,737	0	0	559,488
Bank-owned life insurance	24,411	0	24,411	0
Accrued interest receivable	3,059	0	3,059	0

Liabilities
Deposits	$746,471	$0	$746,740	$0
Overnight repurchase agreements	25,950	0	25,950	0
Federal Home Loan Bank advances	25,000	0	25,501	0
Accrued interest payable	241	0	241	0

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 follows:

	Three Months Ended September 30, 2016
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,420	$16	$1,572	$(1,572)	$7,436
Income from fiduciary activities	0	858	0	0	858
Other income	2,277	207	50	(65)	2,469
Total operating income	9,697	1,081	1,622	(1,637)	10,763

Expenses
Interest expense	633	0	0	0	633
Provision for (recovery of) loan losses	(100)	0	0	0	(100)
Salaries and employee benefits	4,296	665	102	0	5,063
Other expenses	3,114	262	315	(65)	3,626
Total operating expenses	7,943	927	417	(65)	9,222

Income before taxes	1,754	154	1,205	(1,572)	1,541

Income tax expense (benefit)	284	53	(125)	0	212

Net income	$1,470	$101	$1,330	$(1,572)	$1,329

Capital expenditures	$234	$0	$0	$0	$234

Total assets	$900,160	$5,814	$96,467	$(96,685)	$905,756

	Three Months Ended September 30, 2015
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,596	$13	$947	$(947)	$7,609
Income from fiduciary activities	0	846	0	0	846
Other income	2,125	267	50	(65)	2,377
Total operating income	9,721	1,126	997	(1,012)	10,832

Expenses
Interest expense	915	0	0	0	915
Provision for (recovery of) loan losses	(50)	0	0	0	(50)
Salaries and employee benefits	4,680	716	114	0	5,510
Other expenses	3,328	279	99	(65)	3,641
Total operating expenses	8,873	995	213	(65)	10,016

Income before taxes	848	131	784	(947)	816

Income tax expense (benefit)	(13)	45	(56)	0	(24)

Net income	$861	$86	$840	$(947)	$840

Capital expenditures	$154	$2	$0	$0	$156

Total assets	$873,986	$5,805	$90,866	$(91,705)	$878,952

	Nine Months Ended September 30, 2016
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$22,191	$45	$3,443	$(3,443)	$22,236
Income from fiduciary activities	0	2,636	0	0	2,636
Other income	6,954	734	150	(196)	7,642
Total operating income	29,145	3,415	3,593	(3,639)	32,514

Expenses
Interest expense	1,934	0	0	0	1,934
Provision for loan losses	1,300	0	0	0	1,300
Salaries and employee benefits	12,782	2,022	303	0	15,107
Other expenses	9,913	774	667	(196)	11,158
Total operating expenses	25,929	2,796	970	(196)	29,499

Income before taxes	3,216	619	2,623	(3,443)	3,015

Income tax expense (benefit)	181	211	(279)	0	113

Net income	$3,035	$408	$2,902	$(3,443)	$2,902

Capital expenditures	$706	$4	$0	$0	$710

Total assets	$900,160	$5,814	$96,467	$(96,685)	$905,756

	Nine Months Ended September 30, 2015
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$22,624	$39	$3,590	$(3,590)	$22,663
Income from fiduciary activities	0	2,740	0	0	2,740
Other income	6,387	778	150	(196)	7,119
Total operating income	29,011	3,557	3,740	(3,786)	32,522

Expenses
Interest expense	2,726	0	0	0	2,726
Provision for loan losses	250	0	0	0	250
Salaries and employee benefits	13,263	2,014	339	0	15,616
Other expenses	9,526	771	215	(196)	10,316
Total operating expenses	25,765	2,785	554	(196)	28,908

Income before taxes	3,246	772	3,186	(3,590)	3,614

Income tax expense (benefit)	165	263	(138)	0	290

Net income	$3,081	$509	$3,324	$(3,590)	$3,324

Capital expenditures	$1,183	$21	$0	$0	$1,204

Total assets	$873,986	$5,805	$90,866	$(91,705)	$878,952

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability and future financial performance; the Company's effective tax rate; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; levels and sources of liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the allowance and provision for loan losses; the effect of a sustained increase in nonperforming assets; the securities portfolio; use of proceeds from the sale of securities; the effect of the performance of past due loans in the Company's purchased student loan portfolio; interest rate sensitivity; asset quality; levels of net loan charge-offs or recoveries and nonperforming assets; the sufficiency of collateral securing and/or cash flow of nonperforming loans to cover outstanding principal balances; levels of interest expense; levels and components of noninterest income and noninterest expense; levels of future deposit insurance assessments; income taxes; low-income housing tax credits and additional capital calls related to the Company's investment in housing equity funds; expected impact of efforts to restructure the balance sheet; expected yields on the loan and securities portfolios; expected monetary policy actions by the Federal Open Market Committee; expected rates on interest-bearing liabilities; expected interest savings resulting from the prepayment of the Company's FHLB advance; market risk; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates and yields; general economic and general business conditions, including unemployment levels; uncertainty over future federal spending or the effects of federal budget cuts, particularly to the Department of Defense, on the Company's service area; effects of the transfer of the securities portfolio from held-to-maturity securities to available-for-sale securities; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; the federal government's guarantee of repayment of student loans purchased by the Company; the ability of the Company to diversify its sources of noninterest income; the effect of the Company's sales training efforts for branch staff; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; application of the Basel III capital standards to the Company and its subsidiaries; FDIC premiums and/or assessments; demand for loan and other banking products and financial services in the Company's primary service area; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management's modeling systems; technology; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; management's method of determining the adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

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

Critical Accounting Policies and Estimates
During the third quarter of 2016, the Company changed its method for calculating the allowance for loan and lease losses.  This change is discussed in detail in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q. Other than this change, as of September 30, 2016, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2015 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses. The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2015 annual report on Form 10-K.

Earnings Summary
Beginning in the fourth quarter of 2015, the Company re-evaluated its strategy to ensure it was positioned for possible future interest rate changes. This strategy was implemented in the first quarter of 2016 and included restructuring the investment portfolio through the sale and purchase of certain investments. While implementing its strategy, the Company took advantage of the opportunity to recognize gains on certain investment securities. These gains offset both losses on other real estate owned incurred in the sale of the properties, as well as a fee paid to unwind one of the Company's FHLB advances (discussed in greater detail below).

Net income for the first nine months of 2016 was $2.9 million, or $0.59 per diluted share, compared to net income of $3.3 million, or $0.67 per diluted share, for the first nine months of 2015. This 12.70% decrease is primarily attributable to reduced interest income, primarily on the securities portfolio; a higher provision for loan losses due to a charge-off on a single borrowing relationship in the second quarter of 2016; and higher noninterest expense, in particular legal and audit expenses and the prepayment fee on the Company's FHLB advance. These factors were partially offset by lower interest expense and by net gains on the sales of investment securities.

In the third quarter of 2016, net income increased $489 thousand, or an increase of 58.21% when compared to the third quarter of 2015. Noninterest income increased, primarily due to increased income from Old Point Mortgage LLC, while declines in interest income were more than offset by declines in interest and noninterest expense, as well as a reversal in the provision for loan losses.

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

The Company experienced moderate loan growth, with average total loans increasing $19.8 million when comparing the first nine months of 2016 and 2015. While loan yields declined when comparing the same periods, the increase in average balances increased interest income on loans by $211 thousand when comparing the nine months ended September 30, 2016 to the same period in 2015. This growth in loans was funded through sales from the securities portfolio, with additional liquidity held in cash and due from banks. As seen in the table below, loans bear higher yields than securities. Shifting funds from investments to loans allowed the Company to maintain a return on average earning assets of 4.01% for the first nine months of 2016, essentially flat compared to 4.02% for the first nine months of 2015, despite overall declines in market rates. The marginal decline in the average yield is due to a $13.5 million decrease in average earning assets.

Beginning in the third quarter of 2016, the Company held more funds in cash and due from banks, as evidenced by the $25.2 million and $4.6 million increases, respectively, in average nonearning assets for the three and nine months ended September 30, 2016 when compared to the same periods in 2015. The Company is currently maintaining excess liquidity in cash and due from banks, rather than interest-bearing due from banks, as one of its correspondent banks offers an earnings credit rate higher than the interest income the Company could earn on either Federal funds sold or interest-bearing due from banks. This earnings credit is used to offset noninterest expense and so does not affect net interest income or the net interest margin. It does, however, contribute positively toward net income by reducing noninterest expense. See the section titled Noninterest Expense later in this Management's Discussion and Analysis.

In addition to funding growth in loans, excess liquidity and the sales of securities also funded the early payoff in February 2016 of an FHLB advance that the Company took out in June 2006, an advance which would have matured in June 2016. The rate on this advance was significantly higher than other available funding sources in the current rate environment and would have cost the Company $597 thousand in interest expense during 2016. By paying off the advance in February 2016, the Company paid only $141 thousand on this advance, thus saving $456 thousand in interest expense for 2016. As a result of this reduction in interest expense, the Company's weighted-average cost of total interest-bearing liabilities decreased from 0.61% in the first nine months of 2015 to 0.46% in the first nine months of 2016 and its net interest margin improved from 3.56% to 3.67% over the same periods.

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

Net interest income, on a fully tax-equivalent basis, was $21.0 million for the nine months ended September 30, 2016, compared to $20.7 million for the nine months ended September 30, 2015, an increase of $300 thousand or 1.45%. Tax-equivalent interest income decreased $492 thousand between these two periods due to a decrease in average earning assets and the marginal decrease in average yields discussed above. Tax-equivalent interest income on the securities portfolio decreased $704 thousand, or 18.56%, for the first nine months of 2016 compared to the first nine months of 2015, primarily as a result of the sale of investment securities during the first six months of 2016. Interest expense decreased $792 thousand, or 29.05%, when comparing those nine month periods as average interest-bearing liabilities and the rate paid on these liabilities both declined, due to the payoff of the FHLB advance discussed above.

For the third quarter of 2016, tax-equivalent net interest income was $7.0 million, an increase of $87 thousand, or 1.25%, from the third quarter of 2015, due to a decrease in interest expense of $282 thousand. Both the average balances on interest-bearing liabilities and the average rate paid on these liabilities decreased when comparing the third quarters of 2016 and 2015. The rates on average interest-bearing liabilities decreased primarily due to the payoff of the FHLB advance. As in the nine months ended September 30, 2016, average earning assets decreased when comparing the third quarter of 2016 to the same period in 2015. The yield on earning assets decreased 6 basis points between the three months ended September 30, 2016 and 2015 due to lower yields on both loans and investment securities.

Management expects that the Company's loan yields will continue to decline, due to intense competition for quality loans and rate reductions on loans currently held in the portfolio. Management also expects that the reduction in loan yields will likely continue in 2016 at approximately the same pace seen in 2015, depending on monetary policy actions taken by the Federal Open Market Committee (FOMC). Although the FOMC did raise the target range for the federal funds rate in December of 2015, predictions for future rate increases are varied. Barring additional rate increases by the FOMC in 2016, management expects continued declines in loan yields. To partially offset this anticipated decline, management has placed an increased focus on managing the Company's mix of liabilities in order to increase low cost funds and reduce high cost funds where possible. If the FOMC does increase the target rate in 2016, management expects that the decline in loan yields will slow or stop. Based on management's evaluation of current predictions of the FOMC's likely actions with regards to the target range, management does not expect loan yields to increase in 2016.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended September 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$590,964	$6,678	4.52%	$573,114	$6,599	4.61%
Investment securities:
Taxable	88,462	357	1.61%	126,352	597	1.89%
Tax-exempt*	64,389	563	3.50%	71,482	625	3.50%
Total investment securities	152,851	920	2.41%	197,834	1,222	2.47%
Interest-bearing due from banks	19,671	25	0.51%	1,362	1	0.29%
Federal funds sold	1,596	2	0.50%	1,626	0	0.00%
Other investments	1,935	35	7.24%	2,285	33	5.78%
Total earning assets	767,017	$7,660	3.99%	776,221	$7,855	4.05%
Allowance for loan losses	(8,048)			(7,522)
Other non-earning assets	141,759			116,583
Total assets	$900,728			$885,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$27,404	$2	0.03%	$10,870	$1	0.04%
Money market deposit accounts	213,597	44	0.08%	233,185	50	0.09%
Savings accounts	78,997	10	0.05%	74,835	9	0.05%
Time deposits, $100,000 or more	113,293	301	1.06%	116,668	275	0.94%
Other time deposits	98,764	237	0.96%	103,292	264	1.02%
Total time and savings deposits	532,055	594	0.45%	538,850	599	0.44%
Federal funds purchased, repurchase agreements and other borrowings	26,506	6	0.09%	28,158	7	0.10%
Federal Home Loan Bank advances	22,717	33	0.58%	25,217	309	4.90%
Total interest-bearing liabilities	581,278	633	0.44%	592,225	915	0.62%
Demand deposits	217,020			194,541
Other liabilities	6,294			7,885
Stockholders' equity	96,136			90,631
Total liabilities and stockholders' equity	$900,728			$885,282
Net interest margin		$7,027	3.66%		$6,940	3.58%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the nine months ended September 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$580,900	$19,717	4.53%	$561,125	$19,506	4.63%
Investment securities:
Taxable	104,631	1,376	1.75%	132,095	1,898	1.92%
Tax-exempt*	65,610	1,713	3.48%	72,032	1,895	3.51%
Total investment securities	170,241	3,089	2.42%	204,127	3,793	2.48%
Interest-bearing due from banks	7,867	30	0.51%	5,996	11	0.24%
Federal funds sold	1,549	4	0.34%	1,853	1	0.07%
Other investments	1,491	76	6.80%	2,494	97	5.19%
Total earning assets	762,048	$22,916	4.01%	775,595	$23,408	4.02%
Allowance for loan losses	(7,893)			(7,412)
Other non-earning assets	120,346			115,737
Total assets	$874,501			$883,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$17,559	$7	0.05%	$11,134	$3	0.04%
Money market deposit accounts	219,907	129	0.08%	229,052	138	0.08%
Savings accounts	78,033	29	0.05%	74,060	28	0.05%
Time deposits, $100,000 or more	110,525	867	1.05%	113,899	838	0.98%
Other time deposits	99,129	705	0.95%	109,082	773	0.94%
Total time and savings deposits	525,153	1,737	0.44%	537,227	1,780	0.44%
Federal funds purchased, repurchase agreements and other borrowings	26,151	20	0.10%	32,203	23	0.10%
Federal Home Loan Bank advances	12,372	177	1.91%	28,297	923	4.35%
Total interest-bearing liabilities	563,676	1,934	0.46%	597,727	2,726	0.61%
Demand deposits	209,147			190,812
Other liabilities	6,507			5,331
Stockholders' equity	95,171			90,050
Total liabilities and stockholders' equity	$874,501			$883,920
Net interest margin		$20,982	3.67%		$20,682	3.56%

*Computed on a fully tax-equivalent basis using a 34% rate
**Annualized

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio. This expense is based on management's estimate of probable credit losses inherent to the loan portfolio. Management's evaluation included credit quality trends, collateral values, the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision. Based on its analysis of the adequacy of the allowance for loan losses, management concluded that the provision was appropriate.

The provision for loan losses was $1.3 million in the first nine months of 2016, compared to $250 thousand in the first nine months of 2015. In the third quarter, the Company reversed $100 thousand from its provision for loan losses in 2016 and reversed $50 thousand from its provision for loan losses in 2015.

Approximately $400 thousand of the increase in the provision for loan losses in the nine months ended September 30, 2016 was due to growth in loans, which required the Company to set aside additional funds. The remainder of the year-to-date increase was primarily due to a charge-off in the second quarter of 2016, on a single borrowing relationship whose condition deteriorated rapidly. None of the loans in this relationship had been more than sixty days past due until the second quarter of 2016, when the Company became aware of the potential impairment on these loans and, after assessing the loans' collateral, charged off uncollectible balances totaling $786 thousand. The Company was expecting a $50 thousand recovery on this relationship from the sale of collateral in the third quarter but was unable to collect sufficient funds from the sale. As a result, the Company charged off an additional $50 thousand on this borrowing relationship in the third quarter of 2016.

Net loans charged off as a percent of total loans on an annualized basis were 0.28% for the first nine months of 2016, or $1.3 million, compared to a negative 0.02%, or a net recovery of $94 thousand, in the first nine months of 2015 as loan recoveries exceeded charge-offs in that period. Management believes that the level of charge-offs seen in the first nine months of 2016 does not represent a long-term trend and that net charge-offs for the remainder of 2016 will be closer to pre-recession, long-term historical averages. Management believes that the charge-off from the single loan relationship discussed above was an isolated event and does not represent a trend.

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

The majority of the loans past due 90 days or more and accruing interest are student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. When a loan changes from "past due 90 days or more and accruing interest" status to "nonaccrual" status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to the allowance for loan losses to cover the deficiency, based on information available to management at that time.

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

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	September 30,	December 31,	Increase
	2016	2015	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$196	$276	$(80)
Consumer loans	179	0	179
Real estate-mortgage (1)	8,175	4,306	3,869
Total nonaccrual loans	$8,550	$4,582	$3,968

Loans past due 90 days or more and accruing interest
Commercial	$0	$164	$(164)
Real estate-construction	0	0	0
Real estate-mortgage (1)	50	23	27
Consumer loans (2)	2,566	3,163	(597)
Other	4	6	(2)
Total loans past due 90 days or more and accruing interest	$2,620	$3,356	$(736)

Restructured loans
Commercial	$109	$0	$109
Real estate-construction	96	99	(3)
Real estate-mortgage (1)	12,031	11,077	954
Consumer loans	8	12	(4)
Total restructured loans	$12,244	$11,188	$1,056
Less nonaccrual restructured loans (included above)	2,940	2,497	443
Less restructured loans currently in compliance (3)	9,304	8,691	613
Net nonperforming, accruing restructured loans	$0	$0	$0

Nonperforming loans	$11,170	$7,938	$3,232

Other real estate owned
Construction, land development, and other land	$940	$1,090	$(150)
1-4 family residential properties	74	724	(650)
Nonfarm nonresidential properties	0	927	(927)
Former bank building	127	0	127
Total other real estate owned	$1,141	$2,741	$(1,600)

Total nonperforming assets	$12,311	$10,679	$1,632

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The portion of these guaranteed loans that is past due 90 days or more totaled $2.6 million at September 30, 2016 and $3.1 million at December 31, 2015.

(3) As of September 30, 2016 and December 31, 2015, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2016 were $12.3 million, $1.6 million higher than nonperforming assets as of December 31, 2015. Nonaccrual loans increased $4.0 million when comparing the balances as of September 30, 2016 to December 31, 2015. Three loan relationships totaling $4.5 million were placed on nonaccrual in the third quarter of 2016, based on declines in the borrowers' performance. The addition of these relationships to nonaccrual was partially offset by the payoff and/or charge-off of other loans that were on nonaccrual status at December 31, 2015. Although increases in nonaccrual loans would typically warrant an increase in the allowance, management believes that the collateral and/or cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at September 30, 2016 was related to a few large credit relationships. Of the $8.6 million of nonaccrual loans at September 30, 2016, $6.0 million or approximately 70.18% was comprised of two credit relationships of $3.7 million and $2.3 million. All loans in both relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral.

Loans past due 90 days or more and accruing interest decreased $736 thousand. As of September 30, 2016, substantially all of the $2.6 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Total restructured loans increased by $1.1 million from December 31, 2015 to September 30, 2016 primarily due to the restructuring of one loan relationship, partially offset by paydowns and charge-offs on other restructured loans. The majority of this increase is due to a single loan relationship, whose loans were modified in the third quarter of 2016. Management expects the collateral on these loans to cover the outstanding principal on all loans in the relationship. All accruing TDRs are performing in accordance with their modified terms.

OREO decreased by $1.6 million during the first nine months of 2016 due to the sale of several properties, offset by the addition of a former Bank building to OREO, as the property is no longer in use by the Company and is listed for sale.

The loans that make up the nonaccrual balance have been written down to their net realizable value. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, the majority of nonaccrual loans at September 30, 2016 and December 31, 2015 were collateralized by real estate.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. This allows management to work with problem loan relationships to identify any payment shortfall and assist these borrowers to improve  performance or correct the problems.

As of September 30, 2016, the allowance for loan losses was 63.20% of nonperforming assets and 69.65% of nonperforming loans, compared to 72.46% and 97.48% as of December 31, 2015. As detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the Company saw an increase of $3.5 million in loans rated other assets especially mentioned and an increase of $2.2 million in loans rated substandard when comparing December 31, 2015 to September 30, 2016, based on internally assigned risk grades. The allowance for loan losses was 1.31% of total loans on September 30, 2016 and 1.36 % of total loans on December 31, 2015. Although an increase in loans rated substandard would typically warrant an increase in the allowance, management anticipates that the cash flow or collateral on the majority of these loans will be sufficient to cover the outstanding principal.

In addition, management made certain changes to its methodology for calculating the allowance. See the Allowance for Loan Losses section below for a discussion of this change.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2016 and December 31, 2015, the impaired loan component of the allowance for loan losses amounted to $633 thousand and $798 thousand, respectively. The decrease in this component was mainly due to improvements in the condition of the borrowers on certain loans, as well as charge-offs on loans management considered uncollectible.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. For the September 30, 2016 calculation, the qualitative factors which had the most significant impact on the allowance were those affected by changes in the economy, past due and nonaccrual loans, and changes in collateral-dependent loans. Continued incremental improvements in the economy allowed for a reduction in the allowance. At the same time, past due and nonaccrual loans increased in several categories when comparing September 30, 2016 to December 31, 2015, but improvements in other qualitative factors offset the effect and resulted in a net improvement in the qualitative factors.

Historical loss is the final component of the allowance for loan losses. The calculation of the historical loss component is conducted on loans evaluated collectively for impairment and uses migration analysis on pooled segments. These segments are based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the Call Report applicable to the Bank.

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of September 30, 2016 and December 31, 2015, the Company had no loans in these categories.

With the December 31, 2015 calculation, the historical loss was based on a migration period covering the past twelve quarters. The calculation for September 30, 2016 incorporated several changes, which are described in detail below. On a combined basis, the historical loss and qualitative factor components amounted to $7.1 million and $6.9 million as of September 30, 2016 and December 31, 2015, respectively. Growth in the loan portfolio is the major reason for the increase in these combined components when comparing the allowance calculation as of September 30, 2016 to the allowance calculation as of December 31, 2015.

For the September 30, 2016 calculation, management made the following changes to its methodology in order to ensure the allowance accurately reflects probable losses inherent in the loan portfolio.

Change in Migration Periods
Historical loss rates calculated by migration analysis are determined by the performance of a loan over a period of time (the migration period). Multiple migration periods can also be calculated, allowing the Company to assess the migration of loans based on more than one starting point. For example, the Company could run a migration analysis that begins on June 30, 2013 and follows the performance of the loans outstanding on that date through June 30, 2016, assessing changes in risk ratings and the amount of any charge-offs to determine the historical loss rate. The Company could then run a second migration analysis that begins on September 30, 2013 and follows those loans through September 30, 2016 to calculate a second historical loss rate. These two loss rates would then be averaged to determine the overall loss rate applied to the loan portfolio.

The length of a migration period can also be extended. Adding additional quarters to the migration analysis extends the period over which the loan could cease to perform, increasing the number of loans that default and thus also increasing the historical loss rates. While a longer migration period provides a more conservative estimate of expected future losses, extending the migration period too far can provide less accurate estimates if there have been changes in the economy or the Company's loan management processes.

Increasing the number of migration periods, as opposed to lengthening the individual migration periods, provides the Company with an average loss rate that is less affected by unusual balances in the segments of the portfolio. Because migration analysis follows only those loans outstanding at the beginning of the migration period, a significant change in the balance of a loan pool during the migration period can produce results that are not indicative of the performance of the pool.

For example, a particular migration period of twelve quarters (three years) may apply to a pool of loans that has a balance of $300 thousand at the beginning of the migration period. If a new loan of $150 thousand is added to the pool in the following quarter, and this loan is charged off ten quarters later, the migration analysis would show a loss rate of 50%, based on the original outstanding balance of $300 thousand and a charge-off of $150 thousand. In this example, the 50% loss rate calculated for the migration period would result from the unique timing and loan balance factors within the period and would not necessarily provide an appropriate reflection of the performance of the loans in the pool. By using multiple migration periods, such unusual situations have less of an impact on the calculated historical loss rate, providing a more accurate representation of the losses expected to be incurred.

As part of the quarterly calculation, management reviews the length of the migration periods and the number of migration periods used. To better reflect the risks inherent in the loan portfolio, in the third quarter of 2016, the Company increased the number of migration periods from one to four. As with the methodology in prior quarters, one migration period continues to include the twelve most recent quarters.  The three new migration periods that are now averaged with the original migration period also include twelve quarters.  The migration periods used for the third quarter 2016 allowance calculation included the twelve quarters ended September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015.

Change in Segments for Pooled Loans
In addition to this change in the number of migration periods, the Company also further sub-segmented its pool of consumer loans not secured by real estate. In prior quarters, the Company has segmented its consumer loans not secured by real estate into four pools: revolving loans, loans for the purchase of and secured by automobiles, student loans, and all other consumer loans. Beginning in the third quarter of 2016, the Company further divided the last category (all other consumer loans) by separating certain purchased loans into their own pool because this group of loans shares characteristics that are not shared with other consumer loans.

These loans were all purchased from a single source and, in addition to the collateral pledged by the borrower, are covered by an agreement between the Company and the note seller that requires the seller to maintain a reserve account with the Company. The balance in this reserve account, which exists to absorb future losses on these purchased loans, is between ten and fifteen percent of the outstanding balance of the purchased loans, with an average of twelve percent. Given the protection provided by this reserve, management does not anticipate any charge-offs against the allowance on these accounts. Accordingly, beginning with the third quarter of 2016, the historic loss factor does not apply to this group of loans.

Change in Qualitative Factors
Management periodically analyzes the qualitative factors applied to the segments of the loan portfolio. For the September 30, 2016 calculation, management determined that it was appropriate to modify the number of qualitative factors applied to its student loan portfolio and to the new segment discussed above. Applying the relevant qualitative factors to this new segment resulted in a lower allowance for this new sub-segment.

Overall Change in Allowance
As a result of management's analysis, the Company added, through the provision, $1.3 million to the allowance for loan losses for the nine months ended September 30, 2016 and reversed $100 thousand from its provision for loan losses for the third quarter of 2016. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for a discussion of the financial statement impact of these changes.

Noninterest Income
Noninterest income was $3.3 million and $10.3 million, respectively, in the three and nine months ended September 30, 2016, an increase of $104 thousand or 3.23% from the third quarter of 2015 and an increase of $419 thousand or 4.25% from the nine months ended September 30, 2015.

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

Noninterest income in the first nine months of 2016 was positively impacted by sales of securities in the first quarter of the year, sales that are congruent with management's current strategy for the Company's investment portfolio. These investment portfolio sales resulted in a net gain of $509 thousand in the first quarter of 2016. In the second quarter, sharp declines in market interest rates provided the Company with the opportunity to sell certain under-performing securities for a gain, which allowed the Company to fund loan growth and reduce the portfolio's susceptibility to interest rate risk. Smaller gains were recognized in the third quarter.

Year-to-Date Review
Unless otherwise noted, all comparisons in this section are between the nine months ended September 30, 2016 and the nine months ended September 30, 2015.

Other than the gains discussed above, noninterest income was positively affected by increases in service charges on deposit accounts and income from Old Point Mortgage, LLC (Old Point Mortgage), a joint venture between the Bank and Tidewater Mortgage Services, LLC. Service charges on deposit accounts increased by $27 thousand as a result of a new consumer product initiated in the third quarter of 2015. Growth in analysis fees as a result of sales efforts by the Company's Corporate Banking division also increased service charges on deposit accounts. Income from Old Point Mortgage increased $68 thousand due to improved sales processes and increased efficiencies.

The largest decrease in noninterest income was in the category income from fiduciary activities, which is heavily impacted by the market value of assets under management. Fluctuations in the stock market during the first half of 2016 reduced income in this category by $116 thousand when compared to the first half of 2015. As markets stabilized in the third quarter, income from fiduciary activities began to increase again, and as a result, income from fiduciary activities was down $104 thousand in the nine months ended September 30, 2016 when compared to the same period in 2015.

Two other categories of noninterest income also decreased: other service charges, commissions and fees was down $75 thousand, while income from bank-owned life insurance decreased $17 thousand. Other service charges, commissions and fees decreased mainly due to declines in securities brokerage income, although increases in income from retirement-plan recordkeeping helped to compensate. Income from bank-owned life insurance decreased due to lower yields on the underlying assets.

Third Quarter Review
Unless otherwise noted, all comparisons in this section are between the third quarter of 2016 and the third quarter of 2015.

Most categories of noninterest income increased, with income from Old Point Mortgage increasing the most at $137 thousand, due to the reasons discussed above. Income from fiduciary activities, which increased $12 thousand, reversed its declining trend from the first half of the year as markets became less volatile.

Decreases were seen mainly in other service charges, commissions and fees, with income from bank-owned life insurance decreasing slightly. Both changes were for the reasons discussed in the "Year-to-Date Review" section above.

Noninterest Expense
Noninterest expense increased $333 thousand or 1.28%, when comparing the nine months ended September 30, 2016 to the same period in 2015 and decreased $462 thousand or 5.05% when comparing the third quarters of 2015 and 2016.

Since 2014, the Company has maintained a portion of its excess liquidity in a noninterest-bearing account at a correspondent bank. Although balances held at the Federal Reserve earn 0.50% interest, balances held at the correspondent receive an earnings credit of 0.75%. Beginning in the third quarter of 2016, the Company has made more strategic use of this earnings credit, which can be used to offset the Company's courier and data processing expenses, in addition to normal service charges assessed by the correspondent. The reduction in noninterest expense (and thus the increase in net income) is higher than the reduction in interest income. Due to this strategy, the Company saved $39 thousand and $52 thousand in the three and nine months ended September 30, 2016.

Year-to-Date Review
Unless otherwise noted, all comparisons in this section are between the nine months ended September 30, 2016 and the nine months ended September 30, 2015.

The prepayment fee on the Company's FHLB advance was the single most significant cause of the overall increase in noninterest expense. Although this $391 thousand fee had a significant impact on noninterest expense, it was more than offset by reduced interest expense on FHLB advances in the first nine months of 2016 as compared to the first nine months of 2015.

Of the remaining categories of noninterest expense, the most significant increases were in legal and audit expenses ($358 thousand, or 70.06%), occupancy and equipment ($155 thousand, or 3.91%), data processing ($90 thousand, or 7.59%), and other outside service fees ($66 thousand, or 13.33%).

•
Legal and audit expenses: The Company's 2016 proxy statement included numerous proposals, including changes to the Company's articles of incorporation, the addition of an employee stock purchase plan, and the addition of a new stock incentive plan, all of which required extensive review by outside legal counsel. The implementation of stockholder-approved proposals following the 2016 Annual Meeting of Stockholders also increased legal and audit expense during this period.

•	Occupancy and equipment: The Company implemented a new, more sophisticated disaster recovery plan in the third quarter of 2015. This new plan increased both depreciation and service contract expenses.

•
Data processing: The new disaster recovery plan was also partially responsible for the increase in data processing expense, as the Company established an offsite disaster recovery data center which is synchronized in real time with the Company's production systems. Data processing expense was also affected by expenses related to services offered to commercial customers.

•
Other outside service fees: Beginning in the second quarter of 2015, the Company outsourced certain loan review functions. Also in the second quarter of 2015, the Company purchased as additional $14.0 million student loan portfolio, with servicing expenses increased accordingly.

These increases were offset by decreases in salaries and employee benefits ($509 thousand or 3.26%), loss on other real estate owned ($85 thousand or 35.71%), ATM and check losses ($79 thousand or 20.79%), and FDIC insurance ($67 thousand or 14.76%).

•
Salaries and employee benefits: In the third quarter of 2015, the Company expensed the benefits package given to a retiring executive officer, thus elevating expenses in that quarter. The increased expense associated with the retirement package in the third quarter of 2015 accounted for substantially all of the difference in salaries and employee benefits expense.

•
Loss on other real estate owned: The Company has made significant progress on reducing its holdings of other real estate owned, with the balance decreasing from $2.7 million at December 31, 2015 to $1.1 million at September 30, 2016. As these properties are sold, both write-downs and expenses related to these properties will decrease.

•	ATM and check losses: Fraud losses in the first nine months of 2015 were elevated, without similar losses in 2016.

•
FDIC insurance: Beginning in the third quarter of 2016, the FDIC made changes to the way that insurance premiums are calculated. Management expects the lower levels of expense to continue into the foreseeable future.

The Company's income tax expense decreased $177 thousand, due to both lower income before taxes and a lower effective tax rate. The Company's effective tax rate remains low due to its investments in tax-exempt securities and its receipt of federal income tax credits for its investment in certain housing projects. As the Company's income is lower in 2016 than in 2015 while the amount of credits received in 2016 is similar to what was received in 2015, the Company's effective tax rate is reduced, resulting in a decline in the effective tax rate from 8.02% to 3.75%.

Third Quarter Review
Unless otherwise noted, all comparisons in this section are between the third quarter of 2016 and the third quarter of 2015.

The most significant changes in quarterly noninterest expense were in four line items: salaries and employee benefits (down $447 thousand or 8.11%); FDIC insurance (down $88 thousand or 57.14%); legal and audit expenses (up $135 thousand or 56.96%); and losses on other real estate owned (down $121 thousand or 72.89%). All of these categories were affected by the same factors as discussed above for the year-to-date periods.

Income tax expense for the quarter was up from the comparable period last year, due to higher net income before taxes and a higher effective tax rate. The Company's effective tax rate was higher as taxable income increased at a faster rate than the Company's tax credits, while tax-exempt income declined. As in the year-to-date periods discussed above, the Company's investments in tax-exempt securities and low-income housing projects have generally helped to keep its effective tax rate low, which management expects will continue.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2015 and September 30, 2016.

Assets as of September 30, 2016 were $905.8 million, an increase of $9.0 million or 1.00%.This increase was driven mainly by the liabilities side of the balance sheet, with deposits increasing $18.0 million, or 2.41%, to $764.5 million at September 30, 2016. A portion of this increase offset declines in overnight repurchase agreements and the net $5.0 million decrease in Federal Home Loan Bank (FHLB) advances.

The net decrease in FHLB advances is actually made up of several transactions. In the first quarter of 2016, management made a strategic decision to prepay a $25.0 million advance, which would have matured in June of 2016. Although this prepayment required the Company to pay a fee of $391 thousand, it saved $456 thousand in interest expense during 2016, for a net increase to pre-tax income of $65 thousand. In the second quarter of 2016, the Company took out additional borrowings from the FHLB at significantly lower rates than that carried by the advance that was prepaid.

In addition, securities available-for-sale decreased $52.0 million. The Company sold certain securities in the first and second quarters to limit the portfolio's susceptibility to interest rate risk and help fund loan growth. With the volatility in market interest rates during 2016, the Company was able to sell for a gain certain under-performing securities. The securities sold were all mortgage-backed securities with rates that have been below market for some time. As management expects that rates will eventually begin to increase, and loan growth necessitated a need for additional funding, the Company sold these securities while the market value was above the Company's book value of the securities.

The liquidity generated by the growth in deposits and the sale of securities was used to fund net loan growth of $25.4 million. The largest increase in the loan portfolio was in the commercial loans secured by real estate segment, with moderate growth seen in the commercial loans not secured by real estate and the other loans segments.

The growth in commercial loans, both secured by real estate and not, is as a result of improvements in quality loan demand in the Company's market area. Management expects growth in these segments to continue during the remainder of 2016. Although total loans decreased between June 30, 2016 and September 30, 2016, commercial loans secured by real estate continued the increases seen in the first half of the year. Commercial loans not secured by real estate did decrease in the third quarter, mainly due to balance changes in revolving lines of credit.

The majority of the other loans segment is made up of draws on warehouse lines that provide funding to mortgage companies. The balances on these lines are typically low at year-end, as mortgage loan activity tends to peak during the summer months. Management expects the balances on these lines to approximate their December 31, 2015 levels at the end of 2016.

Liquidity remaining after loan growth funding was held in cash and cash equivalents to fund either loan growth or strategic purchases of securities to further management's goal of maintaining a securities portfolio that is well positioned for future interest rate changes. The majority of this liquidity was held in a noninterest-bearing account at a correspondent. Although this account does not pay interest, the earnings credit rate is higher than the interest rate that would be earned from any of the Company's interest-bearing due from banks. The earnings credit is available to offset certain noninterest expenses; for details, refer to the Noninterest Expense section of this Management's Discussion and Analysis.

Average assets for the first nine months of 2016 were $874.5 million compared to $883.9 million for the first nine months of 2015, a decrease of $9.4 million or 1.07%. Comparing the first nine months of 2016 to the first nine months of 2015, lower yielding balances held in investment securities and cash and cash equivalents moved to higher yielding loans. Average loans increased $19.8 million and average investment securities decreased $33.9 million when comparing the first nine months of 2016 to the same period in 2015. The remainder of the decrease in securities was used to offset the $15.9 million decrease in average FHLB advances (discussed above), as well as the $6.1 million decline in average federal funds purchased, repurchase agreements and other borrowings, which was mainly caused by decreases in customer balances in overnight repurchase accounts.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of September 30, 2016.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of September 30, 2016
(dollars in thousands)

	Amount	Percent
Subprime	$19,650	12.74%
Non-subprime	134,585	87.26%
	$154,235	100.00%

Total loans	$593,920

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.31%

In addition to the subprime loans secured by real estate discussed above, as of September 30, 2016, the Company had an additional $1.1 million in subprime consumer loans that were either not government guaranteed, were unsecured or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of September 30, 2016 were $20.8 million, amounting to 3.49% of the Company's total loans at September 30, 2016.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Capital Resources
Total stockholders' equity as of September 30, 2016 was $96.5 million, an increase of $3.3 million or 3.53% from $93.2 million at December 31, 2015.

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

The following is a summary of the Company's capital ratios at September 30, 2016. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2016
	Regulatory
	Minimums	September 30, 2016
Common Equity Tier 1 Capital	5.125%	13.55%
Tier 1 Capital	6.625%	13.55%
Tier 1 Leverage	4.625%	10.86%
Total Capital	8.625%	14.63%

Book value per share was $19.45 at September 30, 2016 as compared to $18.32 at September 30, 2015. Cash dividends were $1.5 million or $0.30 per share in the first nine months of 2016 and $1.2 million or $0.25 per share in the first nine months of 2015.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of September 30, 2016, the Bank's unpledged, available-for-sale securities totaled $81.6 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the third quarter of 2016, the Company had $137.7 million in FHLB borrowing availability based on loans currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the third quarter of 2016, the Company had $50.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company's consolidated statements of cash flows, net cash provided by operating activities was $6.0 million, net cash provided by investing activities was $28.1 million and net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2016. Combined, this contributed to a $37.9 million increase in cash and cash equivalents for the nine months ended September 30, 2016.

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

As of September 30, 2016, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2015 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2016, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2015 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year time frame as of September 30, 2016. It should be noted, however, that non-maturing deposit liabilities, which consist of money market, savings and interest-bearing and noninterest-bearing checking accounts, are less interest sensitive than other market driven deposits. At September 30, 2016, non-maturing deposit liabilities totaled $551.2 million or 72.10% of total deposit liabilities.

In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position indicated by the static gap analysis. Income simulation analysis allows the Company to reflect the expected differences in re-pricing behavior among various assets and liabilities to more reliably measure the potential effects on income from changes in the interest rate environment.  Utilizing this income simulation methodology, the model reveals that the Company is asset sensitive at the one-year time frame as of September 30, 2016.

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

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at September 30, 2016. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate annual decrease of 0.46% in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate annual increase of 0.40% in net interest income and that a 100 basis point ramped rise in rates would cause an approximate annual increase of 0.46% in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the quarter ended September 30, 2016, the Company did not repurchase any shares related to the exercise of awards or the satisfaction of tax withholding requirements associated with awards.

During the quarter ended September 30, 2016, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company has made no changes to the process by which security holders may recommend nominees to its board of directors, which is discussed in the Company's Proxy Statement for the Company's 2016 Annual Meeting of Stockholders.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.1.1	Articles of Amendment to Articles of Incorporation of Old Point Financial Corporation, effective May 26, 2016 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed May 31, 2016)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated August 9, 2016 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 10, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2016), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 8, 2016	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 8, 2016	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)