Form 10-K
period 2016-12-31
OLD POINT FINANCIAL CORP
filed 2017-03-15
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
_______________
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016 was $66,676,665 based on the closing sales price on the NASDAQ Capital Market of $19.18.

There were 4,975,417 shares of common stock outstanding as of March 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 23, 2017, are incorporated by reference in Part III of this report.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2016, the Bank had 18 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers.

The Company's primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2016, the Company had assets of $903.0 million, loans of $603.9 million, deposits of $784.5 million, and stockholders' equity of $94.0 million. At year-end, the Company and its subsidiaries had a total of 286 employees, 20 of whom were part-time.

MARKET AREA AND COMPETITION

The Company's market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world's largest natural deepwater harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau's 2010 census and the third largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. The market area is serviced by 63 banks, savings institutions and credit unions and, in addition, branches of virtually every major brokerage house serve the Company's market area.

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

Concurrently, the Company continues to build a stronger presence in the business banking market, where greater opportunities for fee-based revenues and cross-selling exist. In 2009, the Company expanded its treasury services offerings by adding a Corporate Banking group and expanding its product offerings to match those offered by larger institutions. This expansion has continued throughout 2016 with an aim towards growth and relationship development. Through these business banking capabilities, the Company is able to service a highly lucrative market that offers the opportunities to identify new revenue streams and cross sell additional products.

Personal assets held by non-banks are difficult to track at a local level, so research relies on deposits reported by governmental agencies to measure market share. In 2016, the Company held tenth place with 2.41% market share of all Hampton Roads deposits, as compared to 2.62% market share in 2015. On the Peninsula, the Company retains first place in Hampton with 28.31% market share, but saw a decline in deposits from 2015 of $10.5 million. The Company saw deposit growth from 2015 for all other Peninsula markets, with an increase of $2.2 million in James City County, $2.8 million in Williamsburg, $6.0 million in Newport News, and $937 thousand in York County.

In Southside Hampton Roads, the Company increased deposit share in Virginia Beach by $6.7 million and in Norfolk by $5.6 million from 2015. However, in the Chesapeake and Isle of Wight County markets, deposits decreased from 2015 by $7.8 million and $647 thousand, respectively. Combined with heightened marketing efforts, the staff in the Company's newer locations continues to work diligently to increase the Company's name recognition in their respective regions of the Hampton Roads MSA.

The Company also faces competitive pressure from credit unions. The three largest credit unions headquartered in the Hampton Roads MSA are Chartway Federal Credit Union, Langley Federal Credit Union, and Newport News Shipbuilding Employees' Credit Union with deposits totaling approximately $1.9 billion, $1.8 billion and $1.2 billion respectively, all of which posted a positive growth rate for 2016.

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

•
changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000;

•	repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	created and centralized significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (CFPB), which is discussed in more detail below;

•
imposed limits for debit card interchange fees for issuers that have assets greater than $10 billion, which also could affect the amount of interchange fees collected by financial institutions with less than $10 billion in assets;

•	restricted the preemption of state law by federal law and disallowed subsidiaries and affiliates of national banks from availing themselves of such preemption;

•
imposed comprehensive regulation of the over-the-counter derivatives market subject to significant rulemaking processes, to include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

•	required loan originators to retain 5 percent of any loan sold or securitized, unless it is a "qualified residential mortgage", subject to certain restrictions;

•	prohibited banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the Volcker Rule); and

•	implemented corporate governance revisions that apply to all public companies, not just financial institutions.

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

The Basel III Final Rules were effective on January 1, 2015, and the Basel III Final Rules' capital conservation buffer (as described below) is being phased in beginning January 1, 2016 through 2019.  When fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

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

An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three year period, which considers the institution's weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2016, total base assessment rates institutions that have been insured for at least five years range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the "designated reserve ratio." Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent – which requirement was met through rules adopted by the FDIC during 2016. On June 30, 2016, the designated reserve ratio rose to 1.17 percent, which triggered three major changes to deposit insurance assessments for the third quarter of 2016: (i) the range of initial assessment rates for all institutions declined from 5 to 35 basis points to 3 to 30 basis points (which are included in the total base assessment rates in the above paragraph); (ii) surcharges equal to an annual rate of 4.5 basis points began for insured depository institutions with total consolidated assets of $10 billion or more; and (iii) the revised assessment method described above was implemented. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. The FDIC has adopted a DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

Incentive Compensation. The FRB, the Comptroller and the FDIC have issued regulatory guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." The findings will be included in reports of examination, and deficiencies will be incorporated into the organization's supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, in 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward.  The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements.  The comment period for these proposed rules has closed and a final rule has not yet been published.

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

Confidentiality and Required Disclosures of Consumer Information. The Company is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.  In 2016, the CFPB proposed rules that provide an exception to the requirement to deliver an annual privacy notice if a financial institution only provides nonpublic personal information to unaffiliated third parties under limited exceptions under the Gramm-Leach-Bliley Act and related regulations, and has not changed its policies and practices regarding disclosure of nonpublic personal financial information from those disclosed in the most recent privacy notice provided to the customer.

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Office of Foreign Assets Control (OFAC), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an "enemy" of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the FBI.

Consumer Laws and Regulations. The Company is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Company must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

The CFPB is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth in Lending Act and the Real Estate Settlement Procedures Act).  As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank and Trust by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution's prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB's consumer protection activities on the Company cannot be forecast.

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

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). The Company believes that its financial condition and its operations are not and will not be significantly impacted by the Volcker Rule or its implementing regulations.  Smaller banks, with total consolidated assets of $10 billion or less, engaged in modest proprietary trading activities for their own accounts are subject to a simplified compliance program under the final rules.  Several portions of the Volcker Rule remain subject to regulatory rulemaking and legislative activity, including to further delay effectiveness of some provisions of the Volcker Rule.  The Company does not expect that any delays in the effectiveness of a portion of the Volcker Rule will significantly impact its financial condition.

Item 1A. Risk Factors

U.S. and international economic conditions and credit markets pose challenges for the Company and could adversely affect the results of operations, liquidity and financial condition. In recent years, economic growth and business activity in the Company's local markets as well as in the broader national and international economies, has been modest. In addition, uncertainty regarding oil prices, ongoing federal budget negotiations, the implementation of the employer mandate under the Patient Protection and Affordable Care Act, and the level of U.S. debt may present challenges to businesses and have a destabilizing effect on financial markets. Unfavorable or uncertain economic conditions generally could cause a decline in the value of the Company's securities portfolio, and could increase the regulatory scrutiny of financial institutions. Another deterioration of local economic conditions could again lead to declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value. Such a deterioration of local economic conditions could cause the level of loan losses to exceed the level the Company has provided in its allowance for loan losses which, in turn, would reduce the Company's earnings.

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

In December 2015, the FRB's Federal Open Market Committee (FOMC) raised the target range for the federal funds rate, which is the interest rate at which depository institutions lend reserve balances to other depository institutions overnight, to 0.25%-0.50%, which was the first change since the target range was lowered to 0%-0.25% in 2008. In December 2016, the FOMC again raised its target range by 25 basis points, to 0.50%-0.75%. At the time of this writing, the FOMC is expected to raise rates three times in 2017. Despite these projected increases, the FOMC's monetary policy remains accommodative, and the overall low interest rate environment is expected to continue in 2017. Continued low interest rates could put further pressure on the yields generated by the Company's loan portfolio and on the Company's net interest margin. At December 31, 2016, based on scheduled maturities only, the Company's balance sheet was liability sensitive at the one-year time frame and, as a result, its net interest margin will tend to decrease in a rising interest rate environment and increase in a declining interest rate environment. However, when using decay rates to simulate maturities for non-maturing deposits, the Company's balance sheet as of December 31, 2016 is asset sensitive at the one-year time frame. When the Company is asset sensitive, the net interest margin should rise if rates rise and should fall if rates fall. For additional details, See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Interest Sensitivity" in Item 7 of this report on Form 10-K.

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

System failures, interruptions, breaches of security, or the failure of a third-party provider to perform its obligations could adversely impact the Company's business operations and financial condition. Communications and information systems are essential to the conduct of the Company's businesses, as such systems are used to manage customer relationships, general ledger, deposits and loans. While the Company has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, the Company's information, security, and other systems may stop operating properly or become disabled or damaged as a result of a number of factors, including events beyond the Company's control, such as sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, and cyber-attacks. Information security risks have increased in recent years and hackers, activists and other external parties have become more technically sophisticated and well-resourced. These parties use a variety of methods to attempt to breach security systems and access the data of financial services institutions and their customers.  The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. In addition, any compromise of the security systems could deter customers from using the Bank's website and online banking service, both of which involve the transmission of confidential information. The security and authentication precautions imposed by the Company and the Bank may not protect the systems from compromises or breaches of security, which would adversely affect the Company's results of operations and financial condition.

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

The occurrence of any systems failure, interruption or breach of security, or the failure of a third-party provider to perform its obligations, could expose the Company to risks of data loss or data misuse, could result in violations of applicable privacy and other laws, could damage the Company's reputation and result in a loss of customers and business, could subject it to additional regulatory scrutiny or could expose it to civil litigation, possible financial liability and costly response measures. Any of these occurrences could have a material adverse effect on the Company's financial condition and results of operations.

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

Weaknesses in the commercial real estate markets could negatively affect the Company's financial performance due to the Company's concentration in commercial real estate loans. At December 31, 2016, the Company had $308.5 million, or 51.09%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans expose the Company to a greater risk of loss than residential real estate and consumer loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Consequently, an adverse development with respect to one commercial real estate loan or credit relationship exposes the Company to a significantly greater risk of loss compared to an adverse development with respect to one residential real estate loan. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Repayment of commercial real estate loans may, to a greater extent than residential real estate loans, be subject to adverse conditions in the real estate market or economy. Weak economic or market conditions may impair a borrower's business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company's loans. The deterioration of one or more of the Company's significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial performance.

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

In addition, Hampton Roads is home to one of the largest military installations in the world and one of the largest concentrations of Department of Defense personnel in the United States. Some of the Company's customers may be particularly sensitive to the level of federal government spending on the military or on defense-related products. Federal spending is affected by numerous factors, including macroeconomic conditions, presidential administration priorities, and the ability of the federal government to enact relevant appropriations bills and other legislation. Any of these factors could result in future cuts to military or defense spending or increased uncertainty about federal spending, which could have a severe negative impact on individuals and businesses in the Company's primary service area. Any related increase in unemployment rates or reduction in business development activities in the Company's primary service area could lead to reductions in loan demand, increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value, which could have a material adverse effect on the Company's operating results and financial condition.

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

Declines in loans outstanding could have a material adverse impact on the Company's operating results and financial condition. Growing and diversifying the loan portfolio is part of the Company's strategic initiative.  If quality loan demand does not continue to increase and the Company's loan portfolio begins to decline, the Company expects that excess liquidity will be invested in marketable securities. Because loans typically yield higher returns than the Company's securities portfolio, a shift towards investments in the Company's asset mix would likely result in an overall reduction in net interest income and the net interest margin. The principal source of earnings for the Company is net interest income, and as discussed above, the Company's net interest margin is a major determinant of the Company's profitability. The effects of a reduction in net interest income and the net interest margin may be exacerbated by the intense competition for quality loans in the Company's primary service area and by rate reductions on loans currently held in the portfolio. As a result, a reduction in loans could have a material adverse effect on the Company's operating results and financial condition.

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

The small-to-medium size businesses the Company targets may have fewer financial resources to weather a downturn in the economy, which could materially harm operating results. The Company targets individual and small-to-medium size business customers. Small-to-medium size businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand and compete and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower's ability to repay a loan. In addition, the success of a small-to-medium size business often depends on the management talents and efforts of one person or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact businesses in the Company's primary service area could have a proportionately greater impact on small-to-medium-size businesses and accordingly could cause the Company to incur substantial credit losses that could negatively affect its results of operations and financial condition.

The ownership of foreclosed property exposes the Company to significant costs, some of which are uncertain. When the Company has to foreclose upon real property held as collateral, the Company is exposed to the risks inherent in the ownership of real estate. The amount that the Company may realize after a loan default is dependent upon factors outside of the Company's control, including environmental cleanup liability, especially with regard to non-residential real estate, neighborhood values, real estate tax rates, operating or maintenance expenses of the foreclosed properties, and supply of and demand for properties. Significant costs associated with the ownership of real estate may exceed the income earned from such real estate, and the Company may have to advance funds to protect its investment or dispose of the real estate at a loss.  These factors may materially and adversely affect the Company's business, financial condition, cash flows and result of operations.

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

The allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. There is no precise method to predict loan losses. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. Accounting measurements related to impairment and the allowance for loan losses require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances.  The allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect, and have in recent years materially and adversely affected, the Company's operating results.

The allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolutions, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, that may be beyond the Company's control and these future losses may exceed current estimates. If management's assumptions prove to be incorrect or if the Company experiences significant loan losses in future periods, the current level of the allowance for loan losses may not be adequate to cover actual loan losses and adjustments may be necessary. In addition, federal regulatory agencies, as an integral part of their examination process, review the Company's loans and allowance for loan losses and may require an increase in the allowance for loan losses or recognition of additional loan charge-offs, based on judgments different from those of management. While management believes that the Company's allowance is adequate to cover current losses, the Company cannot assure investors that it will not need to increase the allowance or that regulators will not require the allowance to be increased. Either of these occurrences could materially and adversely affect earnings and profitability.

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

The Company's future success depends on its ability to compete effectively in the highly competitive financial services industry. The Company faces substantial competition in all phases of its operations from a variety of different competitors. Growth and success depends on the Company's ability to compete effectively in this highly competitive financial services environment. Many competitors offer products and services that are not offered by the Company, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively and may have larger lending limits that would allow them to serve the credit needs of larger customers. In addition, financial technology start-ups are emerging in key areas of banking.  Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured national banks, and may have broader geographic services areas and lower cost structures.  As a result, these non-bank competitors have certain advantages over the Company in accessing funding and in providing various services. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Failure to compete effectively to attract new and retain current customers in the Company's markets could cause it to lose market share, slow its growth rate and may have an adverse effect on its financial condition and results of operations.

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

Negative public opinion could damage the Company's reputation and adversely impact the Company's business, financial condition and results of operation. Reputation risk, or the risk to the Company's business, financial condition and results of operation from negative public opinion, is inherent in the financial services industry. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending or foreclosure practices, regulatory compliance, corporate governance and sharing or inadequately protecting customer information, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion could adversely affect the Company's ability to keep and attract customers and employees, could expose it to litigation and regulatory action, and could adversely affect its access to the capital markets. Damage to the Company's reputation could adversely affect deposits and loans and otherwise negatively affect the Company's business, financial condition and results of operation.

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

The Company and its subsidiaries are subject to operational risk, which could adversely affect business, financial condition and results of operation. The Company and its subsidiaries, like all businesses, are subject to operational risk, including the risk of loss resulting from human error, fraud or unauthorized transactions due to inadequate or failed internal processes and systems, and external events that are wholly or partially beyond the Company's control (including, for example, sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, and cyber-attacks). Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards. The Company and its subsidiaries have established a system of internal controls to address these risks, but there are inherent limitations to such risk management strategies as there may exist, or develop in the future, risks that are not anticipated, identified or monitored. Any losses resulting from operational risk could take the form of explicit charges, increased operational costs, litigation costs, harm to reputation or forgone opportunities, loss of customer business, or the unauthorized release, misuse, loss or destruction of proprietary information, any and all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's directors and executive officers own a significant portion of the Company's common stock and can exert significant influence over its business and corporate affairs. The Company's directors and executive officers, as a group, beneficially owned 29.90% of the Company's common stock as of June 30, 2016. Consequently, if they vote their shares in concert, they can significantly influence the outcome of matters submitted to the Company's stockholders for approval, including the election of directors. The interests of the Company's directors and executive officers may conflict with the interests of other holders of the Company's common stock, and the Company's directors and executive officers may take actions affecting the Company with which other holders of the Company's common stock disagree.

Future sales of the Company's common stock by stockholders or the perception that those sales could occur may cause the common stock price to decline. Although the Company's common stock is listed for trading on the NASDAQ stock market, the trading volume in the common stock may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the potential for lower relative trading volume in the common stock, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of the Company's common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, the Company owned its main office, which includes a branch, located in Hampton, Virginia; the corporate headquarters, which includes a branch; six office buildings; and 12 branches. All of these are owned directly and free of any encumbrances. One of the office buildings is currently listed for sale and held in other real estate owned.

The land at the Fort Monroe branch is leased by the Company under an agreement that expires in June 2017. Two of the remaining three branches are leased from unrelated parties. The Crown Center branch is leased from Crown Center Associates, LLC, which is indirectly owned by Michael Glasser, a member of the Company's Board of Directors. These three branch leases have renewal options that expire anywhere within one to eight years from December 31, 2016.

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

Item 4. Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years
Robert F. Shuford, Sr. (79)
Chairman, President & Chief Executive Officer Old Point Financial Corporation	1965	Chairman of the Board, President & Chief Executive Officer of the Company Chairman of the Board of the Bank

Robert F. Shuford, Jr. (52)
Executive Vice President/Bank Old Point Financial Corporation	2015
Executive Vice President/Bank of the Company since 2015; Chief Operating Officer & Senior Vice President/Operations of the Company from 2003 to 2015

President & Chief Executive Officer of the Bank since 2015; Senior Executive Vice President & Chief Operating Officer of the Bank from 2012 to 2015; Executive Vice President & Chief Operating Officer of the Bank from 2003 to 2012

Laurie D. Grabow (59)
Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	1999	Chief Financial Officer & Senior Vice President/Finance of the Company Chief Financial Officer & Executive Vice President of the Bank

Eugene M. Jordan, II (62)
Secretary to the Board & Executive Vice President/Trust Old Point Financial Corporation	2003
Secretary to the Board & Executive Vice President/Trust of the Company since 2015; Executive Vice President/ Trust of the Company from 2003 to 2015

President and Chief Executive Officer of Trust since 2003

Joseph R. Witt (56)
Chief Business Development Officer & Senior Vice President Old Point Financial Corporation	2008
Chief Business Development Officer & Senior Vice President of the Company since 2015; Chief Administrative Officer & Senior Vice President/Administration of the Company from 2012 to 2015; Senior Vice President/ Corporate Banking/Human Resources of the Company from 2010 to 2012; Senior Vice President/Corporate Banking of  the Company from 2008 to 2010

Senior Executive Vice President & Chief Business Development Officer of the Bank since 2015; Senior Executive Vice President & Chief Administrative Officer of the Bank from 2012 to 2015; Executive Vice President/ Corporate Banking & Human Resources Director of the Bank from 2010 to 2012

Donald S. Buckless (52)
Chief Lending Officer & Senior Vice President Old Point Financial Corporation	2016
Chief Lending Officer & Senior Vice President of the Company since 2016

Chief Lending Officer & Executive Vice President of the Bank since 2016; Chief Lending Officer & Senior Vice  President of the Bank from 2015 to 2016; Senior Vice  President/Commercial Lending Officer of the Bank from  May 2012 to 2015; Senior Vice President of SunTrust from December 2000 to May 2012

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of March 10, 2017 was 1,184. On that date, the closing price of the Company's common stock on the NASDAQ Capital Market was $28.32. The range of high and low sale prices and dividends paid per share of the Company's common stock for each quarter during 2016 and 2015 is presented in Item 7 of this report on Form 10-K under "Capital Resources" and is incorporated herein by reference. Additional information related to restrictions on funds available for dividend declaration can be found in Note 17 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company's common stock under this plan during 2016. There is currently no stated expiration date for this program.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. No such repurchases occurred during 2016.

Item 6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2016	2015	2014	2013	2012
(dollars in thousands except per share data)
RESULTS OF OPERATIONS

Interest income	$29,826	$30,295	$30,289	$29,823	$32,580
Interest expense	2,574	3,632	3,849	4,680	5,774
Net interest income	27,252	26,663	26,440	25,143	26,806
Provision for loan losses	1,930	1,025	600	1,300	2,400
Net interest income after provision for loan losses	25,322	25,638	25,840	23,843	24,406
Net gains (losses) on available-for-sale securities	522	76	2	(26)	2,313
Noninterest income	12,944	13,060	12,642	12,799	12,646
Noninterest expenses	34,831	35,086	34,172	33,105	34,183
Income before income taxes	3,957	3,688	4,312	3,511	5,182
Income tax expense	160	54	196	348	995
Net income	$3,797	$3,634	$4,116	$3,163	$4,187

FINANCIAL CONDITION

Total assets	$902,966	$896,787	$876,280	$864,288	$907,499
Total deposits	$784,502	$746,471	$716,654	$725,405	$753,816
Total loans	$603,882	$568,475	$535,994	$500,699	$471,133
Stockholders' equity	$93,990	$93,176	$88,497	$80,761	$89,300
Average assets	$886,058	$884,386	$869,965	$881,378	$869,436
Average equity	$95,280	$90,433	$85,550	$84,695	$87,912

PERTINENT RATIOS

Return on average assets	0.43%	0.41%	0.47%	0.36%	0.48%
Return on average equity	3.99%	4.02%	4.81%	3.73%	4.76%
Dividends paid as a percent of net income	52.23%	46.40%	31.32%	34.49%	23.67%
Average equity as a percent of average assets	10.75%	10.23%	9.83%	9.61%	10.11%

PER SHARE DATA

Basic earnings per share	$0.77	$0.73	$0.83	$0.64	$0.84
Diluted earnings per share	$0.77	$0.73	$0.83	$0.64	$0.84
Cash dividends declared	$0.40	$0.34	$0.26	$0.22	$0.20
Book value	$18.94	$18.79	$17.85	$16.29	$18.01

GROWTH RATES

Year-end assets	0.69%	2.34%	1.39%	-4.76%	6.83%
Year-end deposits	5.09%	4.16%	-1.21%	-3.77%	9.11%
Year-end loans	6.23%	6.06%	7.05%	6.28%	-9.45%
Year-end equity	0.87%	5.29%	9.58%	-9.56%	4.00%
Average assets	0.19%	1.66%	-1.29%	1.37%	1.83%
Average equity	5.36%	5.71%	1.01%	-3.66%	5.51%
Net income	4.49%	-11.71%	30.13%	-24.46%	27.26%
Cash dividends declared	17.65%	30.77%	18.18%	10.00%	0.00%
Book value	0.80%	5.27%	9.58%	-9.55%	4.04%

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability, including the focus on reducing time deposits; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; levels and sources of liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the allowance and provision for loan losses; the effect of a sustained increase in nonperforming assets; the securities portfolio; monetary policy actions of the Federal Open Market Committee; changes in interest rates; interest rate sensitivity; asset quality; levels of net loan charge-offs and nonperforming assets; sales of OREO properties; levels of interest expense; levels and components of noninterest income and noninterest expense; lease expense; income taxes; expected impact of efforts to restructure the balance sheet; expected yields on the loan and securities portfolios; expected rates on interest-bearing liabilities; expected timing of and expense in connection with the anticipated termination of the pension plan; expected timing of and effect of the purchase of the outstanding interest in Old Point Mortgage, LLC; market risk; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates and yields; general economic and general business conditions, including unemployment levels; uncertainty over future federal spending or the budget priorities of the new presidential administration, particularly in connection with the Department of Defense, on the Company's service area; effects of the transfer of the securities portfolio from held-to-maturity securities to available-for-sale securities; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; turnover times experienced by the mortgage companies to which the Company has extended warehouse lines of credit; the performance of the Company's re-opened dealer lending program; the federal government's guarantee of repayment of student loans purchased by the Company; the ability of the Company to diversify its sources of noninterest income; new incentive structure for securities brokerage activities; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; application of the Basel III capital standards to the Company and its subsidiaries; FDIC premiums and/or assessments; demand for loan and other banking products and financial services in the Company's primary service area; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management's modeling systems; technology; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Comptroller, U.S. Treasury and the Federal Reserve Board.

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

Executive Overview
Description of Operations
Headquartered in Hampton, Virginia, the Company is the parent company of Trust and the Bank. Trust is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers. The Bank is an independent community bank and has 18 branches throughout the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County.

Management Initiatives in 2016
Management's two main 2016 initiatives were to grow the loan portfolio and reduce the Company's noninterest expense. Management believes substantial progress was made with respect to both initiatives. The loan portfolio grew by $34.9 million when comparing net loans on December 31, 2015 to December 31, 2016, while noninterest expense was $255 thousand lower in 2016 than in 2015. Noninterest expense declined despite a $391 thousand prepayment penalty for the early payoff of the Company's single most expensive source of funding. This early payoff is discussed in more detail below.

Primary Financial Data for 2016
In 2016, the Company's net income increased $163 thousand to $3.8 million, as compared to net income of $3.6 million in 2015,  or an increase of 4.49%. The increase in net income was due to higher net interest income, higher noninterest income, and lower noninterest expense. Net interest income increased mainly due to reduced interest expense on Federal Home Loan Bank advances, while the increase in noninterest income was primarily the result of gains on sales of available-for-sale securities. Decreases in salaries and employee benefits and losses on other real estate owned, partially offset by increases in legal and audit expenses, were the main drivers of the decline in noninterest expense.

Assets as of December 31, 2016 were $903.0 million, an increase of $6.2 million or 0.69% compared to assets as of December 31, 2015. During 2016, the Company continued the loan growth seen in prior years, funding this growth mainly from increases in low-cost deposits and cash flows from the securities portfolio. Net loans grew $34.9 million, or 6.22%, over the year, while low-cost deposits increased $36.6 million, or 6.83%, and securities declined $14.8 million, or 6.92%. In years prior to 2013, the Company experienced a lack of quality loan demand in its market area and invested excess funds in securities that could be readily liquidated as the Company waited for loan demand to recover. This recovery began in the second half of 2013 and continued through 2016.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting which require: (i) that losses be accrued when they are probable of occurring and estimable, (ii) that losses be accrued based on the differences between the loan balances and the value of collateral, present value of expected future cash flows (discounted at the loan's effective interest rate) or values that are observable in the secondary market and (iii) that adequate documentation exist to support the allowance for loan losses estimate.

The Company's allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. Management's estimate is based on certain observable, historical data and other factors that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; discounted cash flow analysis; loan volumes; geographic, borrower and industry concentrations; the findings of internal credit quality assessments; and results from external bank regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

Authoritative accounting literature requires that the impairment of loans that have been separately identified for evaluation be measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment is to be based on the net realizable value of the collateral. Authoritative accounting literature, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on loans.

For loans not individually evaluated for impairment, the loan portfolio is segmented into pools, based on the loan classifications as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report) and collectively evaluated for impairment. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1-29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2016 and December 31, 2015, the Company had no loans in these categories.

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

During the third quarter of 2016, the Company changed its method for calculating the allowance for loan and lease losses.  This change is discussed in detail in Note 4 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.

Impairment of Securities
Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, management must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on the Company's ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. Management regularly reviews each investment security for other-than-temporary impairment based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, management's best estimate of the present value of cash flows expected to be collected from debt securities, management's intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Other Real Estate Owned (OREO)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and management's ability and intention with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions.

Retirement Plan
The Company maintains a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Company's actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may affect pension assets, liabilities or expense.

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

Earnings Summary
Net income was $3.8 million ($0.77 per diluted share) in 2016 compared to $3.6 million ($0.73 per diluted share) in 2015. The increase in net income was due to higher net interest income, higher noninterest income, and lower noninterest expense. Net interest income increased mainly due to reduced interest expense on Federal Home Loan Bank advances, while the increase in noninterest income was primarily the result of gains on sales of available-for-sale securities. Decreases in salaries and employee benefits and losses on other real estate owned, partially offset by increases in legal and audit expenses, were the main drivers of the decline in noninterest expense.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Net interest income, on a fully tax-equivalent basis, was $28.2 million in 2016, an increase of $518 thousand from 2015 and an increase of $777 thousand from 2014. The net interest margin was 3.66% in 2016 as compared to 3.56% in 2015 and 3.57% in 2014, primarily as a result of lower interest expense.

When comparing 2016 to 2015, the following changes occurred. Tax equivalent interest income decreased $540 thousand, or 1.73%. Average earning assets decreased $7.3 million, or 0.94%. Total average loans increased $21.7 million, or 3.85%, and average investment securities decreased $31.3 million, or 15.47%, as continued loan demand allowed the Company to shift its assets from securities to loans. The Company's portfolio of mortgage-backed securities generates cash flows on a monthly basis, which are typically re-invested into loans.

In 2016, the Company began holding more of its excess liquidity in a noninterest-bearing account at a correspondent bank, as evidenced by the $10.3 million increase in average cash and due from banks. Although this account does not earn interest, the Company receives an earnings credit based on balances held in the account. The earnings credit rate is higher than the interest rate earned on accounts at other correspondent banks. For further discussion of this earnings credit, see the Noninterest Expense section below.

Interest income was also impacted by continued declines in average loan yields, from 4.63% in 2015 to 4.52% in 2016. Management expects that the Company's loan yields will continue to decline, due to intense competition for quality loans and rate reductions on loans currently held in the portfolio. The Federal Open Market Committee (FOMC) raised the target range for the federal funds rate in December of both 2015 and 2016. Management currently expects the FOMC to raise rates three times in 2017, possibly beginning in March 2017. Despite these projected increases, management expects the FOMC's monetary policy to remain accommodative and the overall low interest rate environment to continue in 2017. Accordingly, management expects continued pressure on loan yields and the net interest margin and plans to continue to manage the mix of the Company's liabilities to increase low cost funds and reduce high cost funds when possible.

As part of its strategy to reduce interest expense, the Company prepaid a $25.0 million Federal Home Loan Bank (FHLB) advance. This advance, which would have matured in June of 2016, was instead paid off in February of 2016. In past years, the prepayment penalty on this advance made an early payoff prohibitively expensive, but in the first quarter of 2016, volatility in the markets simultaneously reduced the prepayment penalty on the advance and increased the value of the Company's securities portfolio. As a result, the Company was able to sell for a gain certain securities that management expected to perform poorly in a rising rate environment. The liquidity from these sales was used to prepay the FHLB advance. The prepayment penalty on the advance was $391 thousand, compared to $456 thousand in interest expense that would have been paid if the advance had been allowed to mature in June.

Average interest-bearing liabilities decreased $24.2 million, or 4.08%, partially due to the prepayment of the FHLB advance and partially due to decreases in interest-bearing deposits. As discussed above, management has focused on adjusting the composition of its interest-bearing liabilities, specifically by allowing high-cost time deposits to reduce. Management expects that the reduction of the Company's interest expense will slow or stop in 2017, as the majority of higher-cost time deposits have repriced to current, lower market rates and management anticipates increases in market rates in 2017. To mitigate the expected increase in market rates, management will continue to focus on the mix of deposits by actively targeting new noninterest-bearing deposits.

Overall, interest expense decreased $1.1 million, or 29.13% in 2016 as compared to 2015, and the cost of interest-bearing liabilities decreased 16 basis points.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I
AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2016			2015			2014
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$585,206	$26,451	4.52%	$563,534	$26,106	4.63%	$517,183	$24,959	4.83%
Investment securities:
Taxable	104,549	1,802	1.72%	130,541	2,510	1.92%	164,755	3,562	2.16%
Tax-exempt*	66,509	2,326	3.50%	71,831	2,520	3.51%	74,112	2,580	3.48%
Total investment securities	171,058	4,128	2.41%	202,372	5,030	2.49%	238,867	6,142	2.57%
Interest-bearing due from banks	9,226	48	0.52%	5,848	15	0.26%	5,356	13	0.24%
Federal funds sold	1,667	6	0.36%	1,860	2	0.11%	3,515	5	0.14%
Other investments	1,562	113	7.23%	2,373	133	5.60%	2,944	125	4.25%
Total earning assets	768,719	30,746	4.00%	775,987	31,286	4.03%	767,865	31,244	4.07%
Allowance for loan losses	(7,895)			(7,404)			(7,062)
	760,824			768,583			760,803

Cash and due from banks	42,111			31,858			25,700
Bank premises and equipment, net	40,480			41,988			42,277
Other assets	42,643			41,957			41,185

Total assets	$886,058			$884,386			$869,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$20,045	$9	0.04%	$11,219	$4	0.04%	$11,537	$5	0.04%
Money market deposit accounts	221,339	179	0.08%	228,627	186	0.08%	213,918	179	0.08%
Savings accounts	78,305	39	0.05%	74,436	37	0.05%	73,576	46	0.06%
Time deposits, $100,000 or more	110,963	1,170	1.05%	113,945	1,111	0.98%	108,630	1,038	0.96%
Other time deposits	99,376	946	0.95%	107,142	1,033	0.96%	128,383	1,316	1.03%

Total time and savings deposits	530,028	2,343	0.44%	535,369	2,371	0.44%	536,044	2,584	0.48%
Federal funds purchased, repurchase agreements and other borrowings	25,348	25	0.10%	30,777	30	0.10%	32,848	32	0.10%
Federal Home Loan Bank advances	14,016	206	1.47%	27,466	1,231	4.48%	28,507	1,233	4.33%

Total interest-bearing liabilities	569,392	2,574	0.45%	593,612	3,632	0.61%	597,399	3,849	0.64%
Demand deposits	214,876			194,677			184,555
Other liabilities	6,510			5,664			2,461

Total liabilities	790,778			793,953			784,415
Stockholders' equity	95,280			90,433			85,550

Total liabilities and stockholders' equity	$886,058			$884,386			$869,965

Net interest margin		$28,172	3.66%		$27,654	3.56%		$27,395	3.57%

* Computed on a fully tax-equivalent basis using a 34% rate.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities and changes in interest rates.

TABLE II
VOLUME AND RATE ANALYSIS*

	2016 vs. 2015			2015 vs. 2014			2014 vs. 2013
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:			Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
EARNING ASSETS
Loans	$1,004	$(659)	$345	$2,237	$(1,090)	$1,147	$2,319	$(1,129)	$1,190
Investment securities:
Taxable	(500)	(208)	(708)	(740)	(312)	(1,052)	(1,289)	304	(985)
Tax-exempt	(187)	(7)	(194)	(79)	19	(60)	673	(135)	538
Total investment securities	(687)	(215)	(902)	(819)	(293)	(1,112)	(616)	169	(447)

Federal funds sold	0	4	4	(2)	(1)	(3)	1	3	4
Other investments **	46	(33)	13	(1)	11	10	(153)	99	(54)
Total earning assets	363	(903)	(540)	1,415	(1,373)	42	1,551	(858)	693

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	5	0	5	0	(1)	(1)	0	(1)	(1)
Money market deposit accounts	(7)	0	(7)	12	(5)	7	16	(71)	(55)
Savings accounts	2	0	2	1	(10)	(9)	11	(27)	(16)
Time deposits, $100,000 or more	(29)	88	59	51	22	73	(199)	(199)	(398)
Other time deposits	(75)	(12)	(87)	(218)	(65)	(283)	(308)	(59)	(367)
Total time and savings deposits	(104)	76	(28)	(154)	(59)	(213)	(480)	(357)	(837)
Federal funds purchased, repurchase
agreements and other borrowings	(5)	0	(5)	(2)	0	(2)	2	(5)	(3)
Federal Home Loan Bank advances	(603)	(422)	(1,025)	(45)	43	(2)	172	(163)	9
Total interest-bearing liabilities	(712)	(346)	(1,058)	(201)	(16)	(217)	(306)	(525)	(831)

Change in net interest income	$1,075	$(557)	$518	$1,616	$(1,357)	$259	$1,857	$(333)	$1,524

* Computed on a fully tax-equivalent basis using a 34% rate.
** Other investments include interest-bearing balances due from banks.

Interest Sensitivity
An important element of earnings performance and the maintenance of sufficient liquidity is proper management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities in a specific time interval. This gap can be managed by repricing assets or liabilities, which are variable rate instruments, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. Matching the amounts of assets and liabilities maturing in the same time interval helps to hedge interest rate risk and to minimize the impact of rising or falling interest rates on net interest income.

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year timeframe as of December 31, 2016. It should be noted, however, that non-maturing, interest-bearing deposit liabilities, which consist of interest checking, money market and savings accounts, are less interest sensitive than other market driven deposits. On December 31, 2016 non-maturing, interest-bearing deposit liabilities totaled $344.5 million, or 61.97%, of total interest-bearing deposits. In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitive position indicated by the static gap analysis. Income simulation analysis allows the Company to reflect the expected differences in re-pricing behavior among various assets and liabilities to more reliably measure the potential effects on income from changes in the interest rate environment. Utilizing this income simulation methodology, the model reveals that the Company is asset sensitive at the one-year timeframe as of December 31, 2016.

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

TABLE III
INTEREST SENSITIVITY ANALYSIS

	Within	4-12	1-5	Over 5
As of December 31, 2016	3 Months	Months	Years	Years	Total
	(in thousands)
USES OF FUNDS
Interest-bearing due from banks	$1,667	$0	$0	$0	$1,667
Federal funds sold	2,302	0	0	0	2,302
Taxable investments	30,401	8,018	9,904	79,024	127,347
Tax-exempt investments	301	0	12,618	59,099	72,018
Total federal funds sold and investment securities	34,671	8,018	22,522	138,123	203,334

Loans
Commercial	$15,649	$5,185	$21,197	$12,403	$54,434
Consumer	19,056	167	10,602	29,082	58,907
Real estate	70,065	41,310	239,918	120,231	471,524
Other	10,329	0	582	8,106	19,017
Total loans	115,099	46,662	272,299	169,822	603,882
Total earning assets	$149,770	$54,680	$294,821	$307,945	$807,216

SOURCES OF FUNDS
Interest-bearing transaction accounts	$30,165	$0	$0	$0	$30,165
Money market deposit accounts	234,799	0	0	0	234,799
Savings accounts	79,488	0	0	0	79,488
Time deposits $100,000 or more	15,439	40,332	59,263	0	115,034
Other time deposits	14,893	29,262	52,220	0	96,375
Federal funds purchased and other borrowings	0	0	0	0	0
Overnight repurchase agreements	18,704	0	0	0	18,704
Term repurchase agreements	0	0	0	0	0
FHLB advances	0	0	0	0	0
Total interest bearing liabilities	$393,488	$69,594	$111,483	$0	$574,565

Rate sensitivity GAP	$(243,718)	$(14,914)	$183,338	$307,945	$232,651

Cumulative GAP	$(243,718)	$(258,632)	$(75,294)	$232,651

The most likely scenario represents the rate environment as management forecasts it to occur. Management uses a "static" test to measure the effects of changes in interest rates on net interest income. This test assumes that management takes no steps to adjust the balance sheet to respond to the shock by repricing assets/liabilities, as discussed in the first paragraph of this section.

Under the rate environment forecasted by management, rate shocks in 50 to 100 basis point increments are applied to estimate the impact on the Company's net interest income. The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2016, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates. Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
As of December 31, 2016
Changes in Net Interest Income
Changes in Interest Rates	Amount (in thousands)	Percent
Up 4.00%	$499	1.78%
Up 3.00%	$380	1.35%
Up 2.00%	$248	0.88%
Up 1.00%	$117	0.42%
No change	$0	0.00%

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

The provision for loan losses was $1.9 million for the year ended December 31, 2016 as compared to $1.0 million for 2015. A portion of the increase is due to loan growth during 2016, which required the Company to set aside additional funds. The provision was also impacted by higher levels of charge offs in 2016 than in 2015. Charged-off loans totaled $1.8 million in 2016, compared to $897 thousand in 2015. Recoveries amounted to $347 thousand in 2016 and $535 thousand in 2015. The Company's net loans charged off to year-end loans were 0.24% in 2016 as compared to 0.06% in 2015.

Net loan charge-offs for 2016 were higher than in 2015 primarily due to a charge-off in the second quarter of 2016, on a single borrowing relationship whose condition deteriorated rapidly. None of the loans in this relationship had been more than sixty days past due until the second quarter of 2016, when the Company became aware of the potential impairment on these loans. Working through the assessment and collection process, the Company charged off a total of $876 thousand on this borrowing relationship in 2016.

Management believes that net loan charge-offs in subsequent years will be lower than what was experienced in 2016, as no similarly large charge off is expected in 2017. The state of the local economy also significantly impacts the level of loan charge-offs. If the economy begins to contract, nonperforming assets could increase as a result of declines in real estate values and home sales or increases in unemployment rates and financial stress on borrowers. Increased nonperforming assets would increase charge-offs and reduce earnings due to larger contributions to the loan loss provision. If current economic conditions remain stable and net loan charge-offs are consistent with management's forecast, management expects that the loan loss provision will be lower in 2017 than in 2016.

Noninterest Income
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2016 and the twelve months ended December 31, 2015.

Noninterest income increased $330 thousand or 2.51% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Noninterest income in 2016 was positively impacted by sales of securities during the year, sales that are congruent with management's current strategy for the Company's investment portfolio. These investment portfolio sales resulted in a net gain of $509 thousand in the first quarter of 2016. In the second quarter, sharp declines in market interest rates provided the Company with the opportunity to sell certain under-performing securities for a gain, which allowed the Company to fund loan growth and reduce the portfolio's susceptibility to interest rate risk. Smaller gains were recognized in the third quarter of 2016.

In addition to these gains, two other categories of noninterest income increased: service charges on deposit accounts (up $31 thousand or 0.77%) and other operating income (up $144 thousand or 31.79%). Service charges on deposit accounts increased primarily due to deposit growth and new product offerings introduced in the third quarter of 2015. The increases from these changes were partially offset by continued declines in overdraft fee income. Regulatory changes in recent years have curtailed this income source for most banks, including the Company, and while management expects to see continued overall improvements in service charges on deposit accounts, overdraft fee income is expected to remain flat or decline in 2017.

The increase in other operating income was due to an additional $154 thousand in income from Old Point Mortgage LLC (Old Point Mortgage), a joint venture between the Bank and Tidewater Mortgage Services. Old Point Mortgage has been working to improve its efficiencies and re-define its incentive structure for its sales staff. Management believes that the success of these efforts is evident in the increased income seen in 2016, compared to 2015.

In addition to the increase in income from Old Point Mortgage, other operating income was also impacted by foreclosed property income and income from early withdrawal penalties on time deposits. Foreclosed property income decreased due to the sale of foreclosed properties. As the Bank no longer holds any tenant-occupied foreclosed properties, management does not expect to have any foreclosed property income in 2017. Income from early withdrawal penalties increased due to a change in the Bank's fee structure for early withdrawals. With this change, management hopes to better control its interest expense when rates rise.

The remaining categories of noninterest income decreased, with the largest decrease in other service charges, commissions and fees (down $144 thousand or 3.53%). Within this category, declines in securities brokerage income and ATM interchange fees were only partially offset by increases in merchant processing fee income. In 2017, management has instituted a new incentive structure and anticipates an increase in securities brokerage income. The 2016 trends for ATM interchange fees and merchant processing fee income are expected to continue in 2017.

Income from bank-owned life insurance was down $90 thousand or 10.17% as lower market rates reduced yields on the underlying assets. Management does not expect a similar decline in 2017 and expects 2017 income to match or be slightly above income for 2016.

Income from fiduciary activities decreased $57 thousand or 1.58%. This category is heavily impacted by the market value of assets under management. Fluctuations in the stock market during the first half of 2016 reduced income by $116 thousand when compared to the first half of 2015. As markets stabilized in the third and fourth quarters of 2016, income from fiduciary activities began to increase again, offsetting some of the declines from the first half of the year. Income from fiduciary activities was up $58 thousand for the second half of 2016 when compared to the second half of 2015. This category is difficult to project, due to the unpredictable nature of its primary source. However, management does expect that, in general, income from fiduciary activities will continue to trend upward in future years as a result of business development efforts.

The Company continues to focus on diversifying noninterest income through efforts to expand Trust relationships and a continued focus on business checking and other corporate services.

Noninterest Expense
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2016 and the twelve months ended December 31, 2015.

The Company's noninterest expense decreased $255 thousand or 0.73% due to a number of factors. Since 2014, the Company has maintained a portion of its excess liquidity in a noninterest-bearing account at a correspondent bank. Balances held at the correspondent receive an earnings credit 25 basis points higher than the highest interest rate the Company can earn on its interest-bearing accounts. Beginning in the third quarter of 2016, the Company has made more strategic use of this earnings credit, which can be used to offset the Company's courier and data processing expenses, in addition to normal service charges assessed by the correspondent. The reduction in noninterest expense (and thus the increase in net income) is higher than the reduction in interest income. Due to this strategy, the Company saved $152 thousand in the year ended December 31, 2016.

Although noninterest expense decreased overall, certain categories did increase. The prepayment fee on the Company's $25.0 million FHLB advance was one of the largest increases in noninterest expense. Although this $391 thousand fee had a significant impact on noninterest expense, it was more than offset by reduced interest expense on FHLB advances 2016 as compared to 2015.

Of the remaining categories of noninterest expense, the most significant increases when comparing 2016 to 2015 were in legal and audit expenses, occupancy and equipment, other outside service fees, employee professional development, and capital stock tax.

•
Legal and audit expenses ($595 thousand or 82.64%): The Company's 2016 proxy statement included numerous proposals, including changes to the Company's articles of incorporation, the addition of an employee stock purchase plan, and the addition of a new stock incentive plan, all of which required extensive review by outside legal counsel. The implementation of stockholder-approved proposals following the 2016 Annual Meeting of Stockholders also increased legal and audit expense during this period.

•
Occupancy and equipment ($245 thousand or 4.60%): The Company implemented a new, more sophisticated disaster recovery plan in the third quarter of 2015. This new plan increased both depreciation and service contract expenses.

•
Other outside service fees ($114 thousand or 16.45%): Beginning in the second quarter of 2015, the Company outsourced certain loan review functions. Also in the second quarter of 2015, the Company purchased an additional $14.0 million student loan portfolio, with servicing expenses increased accordingly.

•
Employee professional development ($68 thousand or 11.51%): Higher recruitment expense was the main cause of the increase in this category. As part of management's ongoing effort to improve income, during 2016 the Company occasionally relied on the services of employment agencies and recruiters to fill certain positions, particularly those in the lending areas.

•
Capital stock tax ($66 thousand or 15.03%): Increases in equity and decreases in other real estate owned both contributed to this increase. Capital stock tax is calculated based on the total equity, with tax credits for real estate taxes paid. As the Company has reduced its holdings of other real estate owned, it has paid less in real estate taxes, thus reducing credits available to offset capital stock tax.

These increased expenses were more than offset by decreases in other areas, primarily salaries and employee benefits, loss on other real estate owned, and FDIC insurance.

•
Salaries and employee benefits ($869 thousand or 4.19%): Lower expenses for employee medical insurance accounted for the majority of the decrease in salaries and employee benefits expense. This category was also impacted by the benefits package for an executive officer who retired in the third quarter of 2015. Although the retirement package was paid in 2016, accounting rules required that the entire amount of $353 thousand be expensed in 2015. In 2017, management expects this category of noninterest expense to be higher than in 2016 due to four factors. As discussed in Item 9B of this Form 10-K, the Company's Chief Financial Officer will be retiring in 2017. As with the benefits package expensed in 2015, the retirement package provided to the CFO will be expensed in 2017. In addition to the retirement package, the Company expects employee benefits expenses to increase in 2017 due to higher medical insurance expense and the termination of the Company's pension plan (discussed in more detail below). The addition of Old Point Mortgage to the Company's consolidated financial statements (discussed in more detail under Loan Portfolio in this Item 7) will also increase salaries and employee benefits expenses.

•
Loss on other real estate owned ($803 thousand or 83.91%): The Company has made significant progress on reducing its holdings of other real estate owned, with the balance decreasing from $2.7 million at December 31, 2015 to $1.1 million at December 31, 2016. As these properties are sold, both write-downs and expenses related to these properties will decrease.

•
FDIC insurance ($103 thousand or 17.58%): Beginning in the third quarter of 2016, the FDIC made changes to the way that insurance premiums are calculated. Management expects the lower levels of expense to continue into the foreseeable future.

The Company provides pension benefits for eligible participants through a non-contributory defined-benefit pension plan (the Plan). Benefits are based on years of service and average earnings during the highest average 60 month period during the final 120 months of employment. Effective September 30, 2006, the Plan was closed to new entrants and benefit accruals for existing participants were frozen. Under current rules, the Company had no funding obligation as of December 31, 2015 or 2016.

On November 23, 2016, the Company's Board of Directors (the Board) voted to terminate the Plan, effective January 31, 2017. In order to settle its liabilities under the Plan, the Company will offer participants the option to receive either an annuity purchased from an insurance carrier or a lump-sum cash payment. If the total value of the Plan's assets is insufficient to cover the lump-sum payouts and annuity purchases, the Company will contribute the necessary funds to complete the termination of the Plan. The exact amount that will be required is subject to a number of factors, including changes in interest rates and the exact proportion of participants electing a lump-sum distribution versus an annuity. The Company currently estimates that its before-tax expense will be between $3.1 million and $3.3 million, all of which would be recognized in 2017. Other expenses associated with terminating the Plan are currently estimated to be $20 thousand.

The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by the end of the fourth quarter of 2017. Once this process is complete, the Company will no longer have any remaining pension obligations and thus no periodic pension expense. By comparison, annual pension expense for 2016 was $392 thousand and is currently estimated to be $529 thousand for 2017.

Income tax expense was higher in 2016 than in 2015 due to higher income and a higher effective tax rate. When comparing 2016 to 2015, tax-exempt income was a smaller percent of total income, increasing the effective tax rate from 1.46% to 4.04%. Despite the increase from 2015 to 2016, the Company's effective tax rate remains low, primarily due to its receipt of federal income tax credits for its investment in certain housing projects.

Balance Sheet Review
At December 31, 2016, the Company had total assets of $903.0 million, an increase of $6.2 million or 0.69% compared to assets as of December 31, 2015.

In 2016, the Company built on progress made in 2015 by continuing to move funds from lower-yielding to higher-yielding assets. Cash and cash equivalents decreased $11.1 million or 30.11% from December 31, 2015 to December 31, 2016 as funds were re-invested into loans in 2016. Net loans increased $34.9 million or 6.22%, from $560.7 million at December 31, 2015 to $595.6 million at December 31, 2016. Loan demand began to increase in 2013 and has continued at a moderate pace throughout 2014, 2015, and 2016, but until loan demand recovers significantly, the Company will likely continue to manage the interest margin by focusing deposit-gathering efforts on lower cost funds in the form of noninterest-bearing and savings deposits. These low-cost funds increased $36.6 million or 6.83% between December 31, 2015 and December 31, 2016, while in the same time period, high-cost time deposits increased $1.4 million or 0.67% .

The Company's holdings of Alternative A-paper, or "Alt-A", type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of December 31, 2016.

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

The following table details, as of December 31, 2016, the Company's loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end (i.e., equity lines of credit) and 1-4 family junior lien loans (i.e., second mortgages) for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of December 31, 2016

	Amount (in thousands)	Percent
Subprime	$21,675	13.9%
Non-subprime	134,163	86.1%
	$155,838	100.0%

Total loans	$603,882

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.59%

In addition to the subprime loans secured by real estate discussed above, as of December 31, 2016, the Company had an additional $2.8 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of December 31, 2016 were $24.5 million, amounting to 4.05% of the Company's total loans at December 31, 2016.

The Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Securities Portfolio
When comparing December 31, 2016 to December 31, 2015, securities available-for-sale decreased $14.8 million, or 6.92%. The Company sold certain securities in the first and second quarters of 2016 to limit the portfolio's susceptibility to interest rate risk, help fund loan growth, and provide liquidity to prepay the $25.0 million FHLB advance in February 2016. With the volatility in market interest rates during 2016, the Company was able to sell for a gain certain under-performing securities. The securities sold were all mortgage-backed securities with rates that have been below market for some time. As management expects that rates will continue to increase, and loan growth necessitated a need for additional funding, the Company sold these securities while the market value was above the Company's book value of the securities. The Company also purchased securities in the third and fourth quarters of 2016 to further management's strategy and absorb temporary excess liquidity.

Restricted securities decreased $1.0 million or 51.88% from December 31, 2015 to December 31, 2016 as a result of lower balances in FHLB stock. The Company is required to hold FHLB stock based on its borrowings; with the repayment of the $25.0 million FHLB advance, the FHLB repurchased a portion of its stock held by the Company.

The Company routinely purchases short-term U.S. Treasury and government agency securities as part of a strategy to reduce its capital stock tax expense.  While both of these types of securities have very low yields, the reduction in capital stock tax, a component of noninterest expense, more than offsets the reduction in interest income.

The Company's strategy for the securities portfolio is primarily intended to manage the portfolio's susceptibility to interest rate risk and to provide liquidity to fund loan growth.  The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

The following table sets forth a summary of the securities portfolio:

TABLE IV
SECURITIES PORTFOLIO

As of December 31,	2016	2015	2014
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$20,000	$0	$20,000
Obligations of U.S. Government agencies	9,195	24,240	4,618
Obligations of state and political subdivisions	77,987	78,433	50,246
Mortgage-backed securities	83,694	107,396	60,888
Money market investments	647	631	719
Corporate bonds	7,678	3,393	2,790
Other marketable equity securities	164	99	85
	$199,365	$214,192	$139,346
Held-to-maturity securities, at cost:
Obligations of U.S. Government agencies	$0	$0	$100
Obligations of state and political subdivisions	0	0	29,529
Mortgage-backed securities	0	0	60,460
	$0	$0	$90,089
Restricted securities:
Federal Home Loan Bank stock	$801	$1,847	$2,124
Federal Reserve Bank stock	169	169	169
	$970	$2,016	$2,293

Total	$200,335	$216,208	$231,728

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2016:

	1 year	1-5	5-10	Over 10
	or less	years	years	years	Total
	(dollars in thousands)
U.S. Treasury securities	$20,000	$0	$0	$0	$20,000
Weighted average yield	0.35%	0.00%	0.00%	0.00%	0.35%

Obligations of U.S. Government Agencies	$0	$297	$0	$8,898	$9,195
Weighted average yield	0.00%	1.17%	0.00%	1.61%	1.59%

Obligations of state and political subdivisions	$301	$12,618	$21,850	$43,218	$77,987
Weighted average yield	2.07%	2.64%	3.15%	3.79%	3.42%

Mortgage-backed securities	$0	$3,618	$22,090	$57,986	$83,694
Weighted average yield	0.00%	1.64%	1.98%	1.48%	1.62%

Money market investments	$647	$0	$0	$0	$647
Weighted average yield	0.25%	0.00%	0.00%	0.00%	0.25%

Corporate bonds	$1,499	$1,902	$4,277	$0	$7,678
Weighted average yield	1.23%	1.53%	5.26%	0.00%	3.55%

Federal Home Loan Bank stock - restricted	$0	$0	$0	$801	$801
Weighted average yield	0.00%	0.00%	0.00%	4.64%	4.64%

Federal Reserve Bank stock - restricted	$0	$0	$0	$169	$169
Weighted average yield	0.00%	0.00%	0.00%	6.00%	6.00%

Other marketable equity securities	$0	$0	$0	$164	$164
Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%

Total securities	$22,447	$18,435	$48,217	$111,236	$200,335
Weighted average yield	0.43%	2.31%	2.80%	2.41%	2.27%

The table above is based on maturity. Therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $83.7 million in mortgage-backed securities as of December 31, 2016 was 4.50 years. Yields are calculated on a fully tax-equivalent basis using a 34% rate.

Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2012 through 2016:

TABLE V
LOAN PORTFOLIO

As of December 31,	2016	2015	2014	2013	2012
	(in thousands)
Commercial	$54,434	$43,197	$37,698	$30,702	$25,341
Real estate-construction	23,116	19,685	9,082	14,505	12,005
Real estate-mortgage (1)	448,408	437,159	435,914	416,966	398,522
Consumer	58,907	50,427	30,493	19,791	13,146
Other	19,017	18,007	22,807	18,735	22,119

Total	$603,882	$568,475	$535,994	$500,699	$471,133

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of December 31, 2016, the total loan portfolio increased by $35.4 million or 6.23% from December 31, 2015. Although competition for quality loans remains fierce, the Company continued to grow its loan portfolio in 2016. As part of management's strategy to grow the loan portfolio, the Company re-opened its dealer lending division in September 2016. Since that time, the consumer auto loan portfolio has grown $9.6 million, which management expects will contribute positively to interest income in 2017. While there are risks inherent in any new loan program, the Company has hired knowledgeable staff and put in place programs and policies to mitigate those risks. Management is monitoring the allowance for loan losses carefully and will make changes as the portfolio ages.

In addition to the loan growth generated by the re-opening of the dealer department, the Company worked with Old Point Mortgage to generate 1-4 family mortgage loans and continued to market the fixed-rate equity line product developed in 2013. Old Point Mortgage is a joint venture between the Bank and Tidewater Mortgage Services, Inc. (TMSI); the Bank owns 49% of Old Point Mortgage, while TMSI owns 51% and is the managing member.

In addition to the 1-4 family mortgage loans purchased from Old Point Mortgage, the Company purchased two other types of loans in 2016. The Company purchased $3.7 million in commercial loans; the entire principal balance of these purchased commercial loans is guaranteed by either the Small Business Administration (SBA) or the United States Department of Agriculture. Also, the Company purchased $3.8 million in consumer installment loans in 2016. The Company maintains a dedicated reserve account funded by the seller of the consumer installment loans. The balance in the reserve account averages 10 - 12% of the outstanding principal balance of these purchased consumer loans. Any loan losses in this portfolio are covered first by the reserve account; loans are charged against the allowance for loan losses only if the funds available in the reserve account are not sufficient.

As part of its strategy to grow the loan portfolio, in 2017, the Company entered into an agreement with TMSI to purchase TMSI's ownership interest in Old Point Mortgage. The purchase is expected to be completed on or before May 1, 2017, at which point the Bank will be the sole member of Old Point Mortgage. Once the purchase is complete, Old Point Mortgage will be included in the Company's consolidated financial statements. The purchase agreement was filed as Exhibit 10.1 to the report on Form 8-K filed by the Company on January 20, 2017.

The maturity distribution and rate sensitivity of certain categories of the Company's loan portfolio at December 31, 2016 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2016	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial	$15,782	$19,141	$19,511	$54,434
Real estate - construction	3,890	17,111	2,115	23,116
Total	$19,672	$36,252	$21,626	$77,550

Loans due after 1 year with:
Fixed interest rate		$23,483	$12,290	$35,773
Variable interest rate		12,769	9,336	22,105
Total		$36,252	$21,626	$57,878

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Restructured loans are loans with terms that were modified in a troubled debt restructuring (TDR) for borrowers experiencing financial difficulties. During the year ended December 31, 2016, the Company restructured twelve loans.

Nonperforming assets increased by $431 thousand or 4.04%, from $10.7 million at December 31, 2015 to $11.1 million at December 31, 2016. The 2016 total consisted of $1.1 million of OREO, $2.9 million in loans still accruing interest but past due 90 days or more and $7.2 million in nonaccrual loans. Of the $7.2 million in nonaccrual loans, $6.8 million was secured by real estate. All of the nonaccrual loans are classified as substandard. Substandard loans are a component of the allowance for loan losses. When a loan changes from "90 days past due but still accruing interest" to "nonaccrual" status, the loan is normally reviewed for impairment. If the loan is considered impaired, then the Company records a charge-off based on the value of the collateral or the present value of the loan's expected future cash flows, discounted at the loan's effective interest rate. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans increased to $20.1 million as of December 31, 2016 from $13.1 million as of December 31, 2015 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K. The majority of these loans were collateralized.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

TABLE VII
NONPERFORMING ASSETS
As of December 31,	2016	2015	2014	2013	2012
	(in thousands)
Nonaccrual loans
Commercial	$231	$276	$0	$149	$97
Real estate-construction	0	0	499	2,545	3,065
Real estate-mortgage (1)	6,847	4,306	5,071	8,630	7,470
Consumer	81	0	0	0	0
Total nonaccrual loans	$7,159	$4,582	$5,570	$11,324	$10,632

Loans past due 90 days or more and accruing interest
Commercial	$0	$164	$10	$0	$25
Real estate-construction	0	0	0	0	0
Real estate-mortgage (1)	276	23	107	527	408
Consumer (2)	2,603	3,163	1,019	5	11
Other	5	6	5	14	3
Total loans past due 90 days or more and accruing interest	$2,884	$3,356	$1,141	$546	$447

Restructured loans
Commercial	$144	$0	$0	$0	$0
Real estate-construction	96	99	102	0	0
Real estate-mortgage (1)	11,616	11,077	12,203	12,076	8,810
Consumer	0	12	13	15	16
Total restructured loans	$11,856	$11,188	$12,318	$12,091	$8,826
Less nonaccrual restructured loans (included above)	2,838	2,497	4,240	3,630	1,908
Less restructured loans in compliance (3)	9,018	8,691	8,078	8,461	6,918
Net nonperforming restructured loans	$0	$0	$0	$0	$0

Other real estate owned
Construction, land development, and other land	$940	$1,090	$2,138	$2,783	$3,804
1-4 family residential properties	0	724	884	457	676
Multifamily (5 or more) residential properties	0	0	0	0	0
Former branch sites	127	0	886	886	0
Nonfarm nonresidential properties	0	927	1,198	2,289	2,094
	$1,067	$2,741	$5,106	$6,415	$6,574

Total nonperforming assets	$11,110	$10,679	$11,817	$18,285	$17,653

Interest income that would have been recorded under original loan terms on nonaccrual loans included above	$318	$196	$301	$762	$673

Interest income recorded for the period on nonaccrual loans included above	$269	$141	$265	$251	$121

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The past due principal portion of these guaranteed loans totaled $4.8 million at December 31, 2016 and $5.7 million at December 31, 2015. For additional information, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.
(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of December 31, 2016 compared to December 31, 2015, the nonaccrual loan category increased by $2.6 million or 56.24% and the 90-days past due and still accruing interest category decreased by $472 thousand or 14.06%.

Two loan relationships totaling $4.5 million were placed in nonaccrual status in the third quarter of 2016, based on declines in the borrowers' performance. In the fourth quarter, one relationship was paid down by $528 thousand, while balances on the other relationship remained stable. The addition of these relationships to nonaccrual was partially offset by $1.5 million in payoffs and/or charge-offs on other loans that were on nonaccrual status at December 31, 2015. These relationships are also responsible for the majority of the increase in loans rated substandard between December 31, 2015 and December 31, 2016. Although increases in nonaccrual loans and loans rated substandard would typically warrant an increase in the allowance, management believes that the collateral and/or cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

Loans past due 90 days or more and still accruing interest decreased primarily due to reductions in past dues in the Company's student loan portfolio. Although this category decreased between December 31, 2015 and December 31, 2016, it may increase in future periods. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in charged off student loans to have a material effect on the Company.

OREO decreased by $1.7 million or 61.07% when comparing December 31, 2016 to December 31, 2015, as the Company worked to sell these properties in 2016, including the former bank property. Other than the former bank property, as of December 31, 2016, the balance in OREO was for a single property which is currently under contract. The sale is expected to close in the first quarter of 2017.

Management believes the Company has an excellent credit quality review process in place to identify problem loans quickly. For a detailed discussion of the Company's nonperforming assets, refer to Note 4 and Note 5 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

Management is cautiously optimistic about the future and is well aware that if the economy begins to decline, nonperforming assets could increase in future periods. As the Company experienced in 2009, 2010 and 2011, the effect of a sustained increase in nonperforming assets would be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

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

The first component of the allowance for loan losses is determined based on specifically identified loans that are impaired. These loans are individually analyzed for impairment and include nonperforming loans and both performing and nonperforming TDRs. This component may also include loans considered impaired for other reasons, such as outdated financial information on the borrower or guarantors or financial problems of the borrower, including operating losses, marginal working capital, inadequate cash flow, or business interruptions. Changes in TDRs and nonperforming loans affect the dollar amount of the allowance. Increases in the impairment allowance for TDRs and nonperforming loans are reflected as an increase in the allowance for loan losses except in situations where the TDR or nonperforming loan does not require a specific allocation (i.e., the discounted present value of expected future cash flows or the collateral value is considered sufficient).

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2016 and December 31, 2015, the impaired loan component of the allowance for loan losses amounted to $800 thousand and $798 thousand, respectively. Improvements in the condition of certain borrowers were offset by additional allocations for loans that moved from the pool to specifically identified during 2016. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. For the December 31, 2016 calculation, the qualitative factors which had the most significant impact on the allowance were those affected by changes in the economy and past due and nonaccrual loans. Continued incremental improvements in the economy allowed for a reduction in the allowance. At the same time, past due and nonaccrual loans increased in several categories when comparing December 31, 2016 to December 31, 2015.

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

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2016 and December 31, 2015, the Company had no loans in these categories.

With the December 31, 2015 calculation, the historical loss was based on a migration period covering the past twelve quarters. The calculation for December 31, 2016 incorporated several changes, which are described in detail below. On a combined basis, the historical loss and qualitative factor components amounted to $7.4 million and $6.9 million as of December 31, 2016 and December 31, 2015, respectively. Growth in the loan portfolio is the major reason for the increase in these combined components when comparing the allowance calculation as of December 31, 2016 to the allowance calculation as of December 31, 2015.

For the December 31, 2016 calculation, management made the following changes to its methodology in order to ensure the allowance accurately reflects probable losses inherent in the loan portfolio.

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

For example, a particular migration period of twelve quarters (three years) may apply to a pool of loans that had a balance of $300 thousand at the beginning of the migration period. If a new loan of $150 thousand is added to the pool in the following quarter, and this loan is charged off ten quarters later, the migration analysis would show a loss rate of 50%, based on the original outstanding balance of $300 thousand and a charge-off of $150 thousand. In this example, the 50% loss rate calculated for the migration period would result from the unique timing and loan balance factors within the period and would not necessarily provide an appropriate reflection of the performance of the loans in the pool. By using multiple migration periods, such unusual situations have less of an impact on the calculated historical loss rate, providing a more accurate representation of the losses expected to be incurred.

As part of the quarterly calculation, management reviews the length of the migration periods and the number of migration periods used. To better reflect the risks inherent in the loan portfolio, in the third quarter of 2016, the Company increased the number of migration periods from one to four. As with the methodology in prior quarters, one migration period continues to include the twelve most recent quarters.  The three new migration periods that are now averaged with the original migration period also include twelve quarters.  The migration periods used for the fourth quarter 2016 allowance calculation included the twelve quarters ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016.

Change in Segments for Pooled Loans
In addition to this change in the number of migration periods, the Company also further sub-segmented its pool of consumer loans not secured by real estate. In quarters prior to September 30, 2016, the Company segmented its consumer loans not secured by real estate into four pools: revolving loans, loans for the purchase of and secured by automobiles, student loans, and all other consumer loans. Beginning in the third quarter of 2016, the Company further divided the last category (all other consumer loans) by separating certain purchased loans into their own pool because this group of loans shares characteristics that are not shared with other consumer loans.

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

Change in Qualitative Factors
Management periodically analyzes the qualitative factors applied to the segments of the loan portfolio. Beginning with the September 30, 2016 calculation, management determined that it was appropriate to modify the number of qualitative factors applied to its student loan portfolio and to the new segment discussed above. Applying the relevant qualitative factors to this new segment resulted in a lower allowance for this new sub-segment.

Overall Change in Allowance
As a result of management's analysis, the Company added, through the provision, $1.9 million to the allowance for loan losses for the year ended December 31, 2016. The allowance for loan losses, as a percentage of year-end loans, was 1.37% in 2016 and 1.36% in 2015. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

See Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K for a discussion of the financial statement impact of these changes.

The following table shows an analysis of the allowance for loan losses:

TABLE VIII
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2016	2015	2014	2013	2012
	(dollars in thousands)

Balance at the beginning of period	$7,738	$7,075	$6,831	$7,324	$8,498

Charge-offs:
Commercial	915	293	286	200	138
Real estate-construction	0	0	51	501	831
Real estate-mortgage (1)	504	321	563	1,548	2,554
Consumer	204	92	163	141	259
Other	147	191	175	316	187
Total charge-offs	1,770	897	1,238	2,706	3,969

Recoveries:
Commercial	79	50	55	76	67
Real estate-construction	3	1	173	6	30
Real estate-mortgage (1)	197	393	524	513	162
Consumer	28	39	64	111	70
Other	40	52	66	207	66
Total recoveries	347	535	882	913	395

Net charge-offs	1,423	362	356	1,793	3,574

Provision for loan losses	1,930	1,025	600	1,300	2,400
Balance at end of period	$8,245	$7,738	$7,075	$6,831	$7,324

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$603,882	$568,475	$535,994	$500,699	$471,133
Average balance	$585,206	$563,534	$517,183	$471,203	$478,220

Net charge-offs to average total loans	0.24%	0.06%	0.07%	0.38%	0.75%
Provision for loan losses to average total loans	0.33%	0.18%	0.12%	0.28%	0.50%
Provision for loan losses to net charge-offs	135.63%	283.15%	168.54%	72.50%	67.15%
Allowance for loan losses to period end loans	1.37%	1.36%	1.32%	1.36%	1.55%
Earnings to loan loss coverage (2)	4.14	13.02	13.80	2.68	2.12
Allowance for loan losses to nonperforming loans	82.10%	97.48%	105.42%	57.55%	66.11%

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the allowance for loan losses allocated to each category at December 31 of the years presented.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2016		2015		2014		2013		2012
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$1,493	9.16%	$633	7.60%	$595	7.03%	$350	6.13%	$677	5.38%
Real estate-construction	846	3.83%	985	3.46%	703	1.69%	662	2.90%	187	2.55%
Real estate-mortgage (1)	5,267	74.25%	5,628	76.90%	5,347	81.33%	5,357	83.28%	6,179	84.59%
Consumer	455	9.61%	279	8.87%	219	5.69%	294	3.95%	204	2.79%
Other	184	3.15%	213	3.17%	211	4.26%	168	3.74%	77	4.70%
Total	$8,245	100.00%	$7,738	100.00%	$7,075	100.00%	$6,831	100.00%	$7,324	100.00%

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

For the year ended December 31, 2016 as compared to the year ended December 31, 2015, there was an increase in the allowance for loan losses due to growth in the loan portfolio. The change in the allowance was distributed among the loan segments based on the composition of loans in each segment. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K for further information related to the effect of the change in the calculation method.

Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category. For example, if real estate-construction loans experienced losses of $1.0 million, the allowance for loan losses could absorb these losses even though only $846 thousand is allocated to that category.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE X
DEPOSITS

Years ended December 31,	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)

Interest-bearing transaction accounts	$20,045	0.04%	$11,219	0.04%	$11,537	0.04%
Money market deposit accounts	221,339	0.08%	228,627	0.08%	213,918	0.08%
Savings accounts	78,305	0.05%	74,436	0.05%	73,576	0.06%
Time deposits, $100,000 or more	110,963	1.05%	113,945	0.98%	108,630	0.96%
Other time deposits	99,376	0.95%	107,142	0.96%	128,383	1.03%
Total interest-bearing deposits	530,028	0.44%	535,369	0.44%	536,044	0.48%
Demand deposits	214,876		194,677		184,555
Total deposits	$744,904		$730,046		$720,599

The Company's average total deposits were $744.9 million for the year ended December 31, 2016, an increase of $14.9 million or 2.04% from average total deposits for the year ended December 31, 2015. The demand deposit accounts category had the largest increase, totaling $20.2 million. In addition, average time deposits, which are currently the Company's most expensive deposit categories, decreased by a total of $10.7 million, as seen in the table above. The rates paid on interest-bearing deposits by the Company remained at 0.44% for the year ended December 31, 2016 compared to the year ended December 31, 2015.

To manage its net interest margin, during 2015 and 2016 the Company focused on reducing higher-cost time deposits by lowering deposit rates and allowing time deposits to shrink through attrition. As loan growth continued in 2016, the Company made strategic increases in the rates on time deposits in certain maturities to fund loan growth and manage its interest-rate risk. The Company is also focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity at the dates presented.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2016	2015	2014
	(in thousands)
Maturing in:
Within 3 months	$15,074	$23,844	$32,995
3 through 6 months	21,183	11,474	12,212
6 through 12 months	19,276	8,572	12,628
Greater than 12 months	59,501	65,207	47,197
	$115,034	$109,097	$105,032

Return on Equity and Assets
The return on average stockholders' equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2016	2015	2014
Return on average assets	0.43%	0.41%	0.47%
Return on average equity	3.99%	4.02%	4.81%
Dividend pay-out ratio	52.23%	46.40%	31.32%
Average equity to average assets	10.75%	10.23%	9.83%

Capital Resources
Total stockholders' equity as of December 31, 2016 was $94.0 million, up 0.87% from $93.2 million on December 31, 2015 as net income exceeded dividends paid and the mark-to-market adjustment on available-for-sale securities.

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

	2016 Regulatory Minimums	2016	2015	2014
Common Equity Tier 1 Capital	5.125%	13.39%	13.78%	N/A
Tier 1 Capital	6.625%	13.39%	13.78%	14.36%
Total Capital	8.625%	14.51%	14.89%	15.44%
Tier 1 Leverage	4.000%	10.68%	10.93%	10.75%

Year-end book value per share was $18.94 in 2016, $18.79 in 2015, and $17.85 in 2014. Cash dividends were $2.0 million or $0.40 per share in 2016, $1.7 million or $0.34 per share in 2015, and $1.3 million or $0.26 per share in 2014. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices and dividends paid for each quarter of 2016 and 2015. The stock is quoted on the NASDAQ Capital Market under the symbol "OPOF" and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,184 stockholders of record of the Company as of March 10, 2017. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the quarterly dividends paid and high and low sales prices of Old Point Financial Corporation common stock for the previous two years.

	2016			2015
	Dividend	Sales Price		Dividend	Sales Price
		High	Low		High	Low
1st Quarter	$0.10	$20.25	$17.38	$0.08	$15.44	$14.85
2nd Quarter	$0.10	$20.50	$18.50	$0.08	$15.75	$14.83
3rd Quarter	$0.10	$21.45	$18.30	$0.09	$16.00	$14.71
4th Quarter	$0.10	$26.00	$19.34	$0.09	$19.00	$15.40

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company's sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of December 31, 2016, the Company had $270.0 million in FHLB borrowing availability. The increase in availability for FHLB advances is mainly due to the payoff of a $25.0 million advance in February of 2016, discussed further below. The Company also has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2016 and 2015, the Company had $55.0 million and $50.0 million available in federal funds lines of credit to address any short-term borrowing needs.

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

The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2016 and December 31, 2015. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

	December 31, 2016			December 31, 2015
	Total	In Use	Available	Total	In Use	Available
	(dollars in thousands)
SOURCES
Federal funds lines of credit	$55,000	$0	$55,000	$50,000	$0	$50,000
Federal Home Loan Bank advances	270,048	0	270,048	262,196	25,000	237,196
Federal funds sold & balances at the Federal Reserve			3,718			3,195
Securities, available-for-sale and unpledged at fair value			126,457			94,402
Total short-term funding sources			455,223			384,793

USES
Unfunded loan commitments and lending lines of credit			69,389			63,039
Letters of credit			1,079			1,042
Commitments to purchase assets			165			165
Total potential short-term funding uses			70,633			64,246

Liquidity coverage ratio			644.5%			598.9%

The fair value of unpledged available-for-sale securities increased from December 31, 2015 to December 31, 2016 primarily due to changes in the Bank's pledging requirements for public deposits. Unpledged available-for-sale securities also increased due to a $7.2 million reduction in customer repurchase agreements. The 27.92% decrease in repurchase agreements from December 31, 2015 to December 31, 2016 was primarily a result of balance fluctuations in the account of a single customer.

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

The Company's operating activities provided $8.7 million of cash during the year ended December 31, 2016, compared to $7.8 million provided during 2015, primarily due to increases in net income before depreciation and amortization. The Company's investing activities used $23.6 million of cash during 2016, compared to $15.4 million used during 2015, principally due to additional loan growth. The Company's financing activities provided $3.8 million of cash during 2016 compared to $11.3 million provided of cash during 2015. This change is principally due to increases in deposits, partially offset by a net decrease in FHLB advances and overnight repurchase agreements.

In February of 2016, the Company elected to prepay a $25.0 million FHLB advance. This $25.0 million advance, which would have matured in June of 2016, bore an interest rate of 4.83%, significantly higher than other borrowing sources in the current rate environment. Although prepayment of the advance subjected the Company to a prepayment penalty equal to the cost to the FHLB to unwind its underlying hedge plus an administrative fee, the Company determined that the interest expense saved was more than the cost to prepay the advance.

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

Off-Balance Sheet Lending Related Commitments
The Company had $145.2 million in consumer and commercial commitments at December 31, 2016. As of the same date, the Company also had $3.6 million in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 15 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table provides the Company's contractual obligations as of December 31, 2016:

Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Short-Term Debt Obligations	$18,704	$18,704	$0	$0	$0
Long-Term Debt Obligations	0	0	0	0	0
Operating Lease Obligations	632	236	396	0	0
Commitment to purchase assets	165	165	0	0	0
Total contractual cash obligations excluding deposits	19,501	19,105	396	0	0
Deposits	784,502	672,221	52,805	59,476	0
Total	$804,003	$691,326	$53,201	$59,476	$0

Short-term debt obligations include federal funds purchased, overnight repurchase agreements and term repurchase agreements.

After December 31, 2016 but prior to the filing of this annual report on Form 10-K, the Company signed additional contracts for fixed asset purchases and professional services. These contracts will require payments of approximately $165 thousand in 2017.

Short-Term Borrowings
Certain short-term borrowings at December 31, 2016, 2015 and 2014 are presented below. Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders' equity at the same date.

TABLE XII
SHORT-TERM BORROWINGS

	2016		2015		2014
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Balance at December 31,
Repurchase agreements	$18,704	0.10%	$25,950	0.09%	$37,816	0.10%

Average daily balance for the year ended December 31,
Repurchase agreements	$25,144	0.10%	$30,654	0.10%	$32,780	0.10%

Maximum month-end outstanding balance:
Repurchase agreements	$34,519		$44,614		$42,429

Quarterly Data
The table below contains a comparison of the Company's quarterly income and expenses for the periods indicated:

	Years Ended December 31,
	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Interest and dividend income	$7,590	$7,436	$7,435	$7,365	$7,632	$7,609	$7,550	$7,504
Interest expense	(640)	(633)	(582)	(719)	(906)	(915)	(918)	(893)

Net interest income	6,950	6,803	6,853	6,646	6,726	6,694	6,632	6,611
Provision for loan losses	(630)	100	(1,250)	(150)	(775)	50	(25)	(275)
Net interest income, after provision for loan losses	6,320	6,903	5,603	6,496	5,951	6,744	6,607	6,336

Noninterest income	3,188	3,327	3,286	3,665	3,277	3,223	3,359	3,277
Noninterest expenses	(8,566)	(8,689)	(8,485)	(9,091)	(9,154)	(9,151)	(8,494)	(8,287)

Income before income taxes	942	1,541	404	1,070	74	816	1,472	1,326
Provision for income taxes	(47)	(212)	148	(49)	236	24	(193)	(121)
Net income	$895	$1,329	$552	$1,021	$310	$840	$1,279	$1,205

Earnings per common share:
Basic	$0.18	$0.27	$0.11	$0.21	$0.06	$0.17	$0.26	$0.24
Diluted	$0.18	$0.27	$0.11	$0.21	$0.06	$0.17	$0.26	$0.24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 20 through 44 of this report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Old Point Financial Corporation
Hampton, Virginia

We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Point Financial Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 15, 2017

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(dollars in thousands, except share data)
Assets

Cash and due from banks	$21,885	$33,514
Interest-bearing due from banks	1,667	1,064
Federal funds sold	2,302	2,412
Cash and cash equivalents	25,854	36,990
Securities available-for-sale, at fair value	199,365	214,192
Restricted securities	970	2,016
Loans, net of allowance for loan losses of $8,245 and $7,738	595,637	560,737
Premises and equipment, net	39,324	41,282
Bank-owned life insurance	25,206	24,411
Other real estate owned, net of valuation allowance of $1,026 and $2,549	1,067	2,741
Other assets	15,543	14,418
	$902,966	$896,787

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$228,641	$215,090
Savings deposits	344,452	321,370
Time deposits	211,409	210,011
Total deposits	784,502	746,471
Overnight repurchase agreements	18,704	25,950
Federal Home Loan Bank advances	0	25,000
Accrued expenses and other liabilities	5,770	6,190
Total liabilities	808,976	803,611

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,961,258 and 4,959,009 shares issued and outstanding	24,806	24,795
Additional paid-in capital	16,427	16,392
Retained earnings	56,965	55,151
Accumulated other comprehensive loss, net	(4,208)	(3,162)
Total stockholders' equity	93,990	93,176
Total liabilities and stockholders' equity	$902,966	$896,787

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2016	2015
	(dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$26,322	$25,972
Interest on due from banks	48	15
Interest on federal funds sold	6	2
Interest on securities:
Taxable	1,802	2,510
Tax-exempt	1,535	1,663
Dividends and interest on all other securities	113	133
Total interest and dividend income	29,826	30,295

Interest Expense:
Interest on savings deposits	227	227
Interest on time deposits	2,116	2,144
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	25	30
Interest on Federal Home Loan Bank advances	206	1,231
Total interest expense	2,574	3,632
Net interest income	27,252	26,663
Provision for loan losses	1,930	1,025
Net interest income, after provision for loan losses	25,322	25,638

Noninterest Income:
Income from fiduciary activities	3,560	3,617
Service charges on deposit accounts	4,052	4,021
Other service charges, commissions and fees	3,940	4,084
Income from bank-owned life insurance	795	885
Gain on sale of available-for-sale securities, net	522	76
Other operating income	597	453
Total noninterest income	13,466	13,136

Noninterest Expense:
Salaries and employee benefits	19,878	20,747
Occupancy and equipment	5,575	5,330
Data processing	1,620	1,625
FDIC insurance	483	586
Customer development	612	584
Legal and audit expenses	1,315	720
Other outside service fees	807	693
Employee professional development	659	591
Capital stock tax	505	439
ATM and other losses	477	452
Prepayment fee on Federal Home Loan Bank advance	391	0
Loss on other real estate owned	154	957
Other operating expenses	2,355	2,362
Total noninterest expense	34,831	35,086
Income before income taxes	3,957	3,688
Income tax expense	160	54
Net income	$3,797	$3,634

Basic earnings per share
Weighted average shares outstanding	4,959,173	4,959,009
Net income per share of common stock	$$0.77	$$0.73

Diluted earnings per share
Weighted average shares outstanding	4,960,934	4,959,009
Net income per share of common stock	$$0.77	$$0.73

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Years Ended December 31,
	2016	2015
	(dollars in thousands)

Net income	$3,797	$3,634
Other comprehensive income (loss), net of tax
Net unrealized losses on available-for-sale securities	(1,163)	(498)
Net change in unrealized losses on securities transferred from available-for-sale to held-to-maturity	0	3,386
Net change in defined benefit plan assets and benefit obligations	117	(157)
Other comprehensive income (loss)	(1,046)	2,731
Comprehensive income	$2,751	$6,365

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands, except per share data)

Balance at December 31, 2014	4,959,009	$24,795	$16,392	$53,203	$(5,893)	$88,497

Net income	0	0	0	3,634	0	3,634
Other comprehensive income, net of tax	0	0	0	0	2,731	2,731
Cash dividends ($0.34 per share)	0	0	0	(1,686)	0	(1,686)
Balance at December 31, 2015	4,959,009	$24,795	$16,392	$55,151	$(3,162)	$93,176

Net income	0	0	0	3,797	0	3,797
Other comprehensive loss, net of tax	0	0	0	0	(1,046)	(1,046)
Exercise of stock options	1,250	6	19	0	0	25
Employee Stock Purchase Plan share issuance	999	5	16	0	0	21
Cash dividends ($0.40 per share)	0	0	0	(1,983)	0	(1,983)

Balance at December 31, 2016	4,961,258	$24,806	$16,427	$56,965	$(4,208)	$93,990

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2016	2015
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,797	$3,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,725	2,543
Provision for loan losses	1,930	1,025
Net gain on sale of available-for-sale securities	(522)	(76)
Net amortization of securities	2,196	2,188
Net (gain) loss on disposal of premises and equipment	(3)	6
Net loss on write-down/sale of other real estate owned	154	957
Income from bank owned life insurance	(795)	(885)
Deferred tax benefit	(19)	(227)
Increase in other assets	(567)	(3,969)
Increase (decrease) in other liabilities	(243)	3,637
Pension plan contribution	0	(1,000)
Net cash provided by operating activities	8,653	7,833

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(151,204)	(104,103)
Proceeds from redemption of restricted securities	1,046	277
Proceeds from maturities and calls of available-for-sale securities	43,660	80,790
Proceeds from maturities and calls of held-to-maturity securities	0	300
Proceeds from sales of available-for-sale securities	107,647	23,005
Paydowns on available-for-sale securities	11,288	9,353
Paydowns on held-to-maturity securities	0	8,161
Purchases of government-guaranteed student loans	0	(14,315)
Net increase in all other loans (including repayments on student loans)	(36,830)	(19,081)
Proceeds from sales of other real estate owned	1,699	1,956
Payments for improvements to other real estate owned	(52)	0
Purchases of premises and equipment	(891)	(1,756)
Net cash used in investing activities	(23,637)	(15,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	13,551	28,810
Increase in savings deposits	23,082	14,292
Increase (decrease) in time deposits	1,398	(13,285)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(7,246)	(11,866)
Increase in Federal Home Loan Bank advances	55,000	20,000
Repayment of Federal Home Loan Bank advances	(80,000)	(25,000)
Proceeds from sale of stock	46	0
Cash dividends paid on common stock	(1,983)	(1,686)
Net cash provided by financing activities	3,848	11,265

Net increase (decrease) in cash and cash equivalents	(11,136)	3,685
Cash and cash equivalents at beginning of period	36,990	33,305
Cash and cash equivalents at end of period	$25,854	$36,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,587	$3,646
Income tax	$0	$200

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized loss on securities available-for-sale	$(1,762)	$(755)
Loans transferred to other real estate owned	$0	$553
Former bank property transferred from fixed assets to foreclosed properties	$127	$0
(Increase) decrease in pension liability	$177	$(237)
Securities transferred from held-to-maturity to available-for-sale	$0	$85,555
Unamortized losses on transfer date on securities transferred from available-for-sale to held-to-maturity, eliminated upon transfer back to available-for-sale	$0	$4,197
Amortization of unrealized loss on securities transferred to held-to-maturity	$0	$934

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

NATURE OF OPERATIONS
Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2016, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

In addition, as specified in VIE accounting guidance (FASB ASC 810-10-25-38), a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. At this time, the Company has no VIEs that are consolidated. The Company does have an interest in one VIE, Old Point Mortgage, LLC (Old Point Mortgage), which is not consolidated because the Company has determined that it is not the primary beneficiary.

On January 13, 2017, the Bank entered into a membership interest purchase agreement (the Purchase Agreement) with TMSI to purchase TMSI's 51% interest in Old Point Mortgage. Upon completion of the purchase, the Bank will be the sole member of Old Point Mortgage. The purchase is expected to be completed on or before May 1, 2017.

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

At December 31, 2016 and 2015, there were $308.5 million and $297.4 million, or 51.09% and 52.32%, respectively, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties.

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

The general component covers loans that are not classified as impaired. Loans collectively evaluated for impairment are pooled, with a historical loss rate, based on migration analysis, applied to each pool, segmented by risk grade or days past due, depending on the type of loan.  Based on credit risk assessments and management's analysis of qualitative factors, additional loss factors are applied to loan balances. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and consumer loans secured by real estate (i.e., residential 1-4 family mortgages, second mortgages and equity lines of credit) for impairment disclosures, unless the terms of such loans have been modified in a TDR due to financial difficulties of the borrower.

LOAN CHARGE-OFF POLICIES
Loans are generally fully charged off or partially charged down to the fair value of collateral securing the asset when:

•	Management determines the asset to be uncollectible;
•	Repayment is deemed to be protracted beyond reasonable time frames;
•	The asset has been classified as a loss by either the internal loan review process or external examiners;
•	The borrower has filed for bankruptcy protection and the loss becomes evident due to a lack of borrower assets; or
•	The loan is 120 days or more past due unless the loan is both well secured and in the process of collection.

TROUBLED DEBT RESTRUCTURINGS
In situations where, for economic or legal reasons related to a borrower's financial difficulties, management grants a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty before their loans reach nonaccrual status and works with them to grant appropriate concessions, if necessary, and modify their loans to more affordable terms. These modified terms could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company had $11.9 million and $11.2 million in loans classified as TDRs as of December 31, 2016 and 2015, respectively.

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

No uncertain tax positions were recorded in 2016 or 2015.

EARNINGS PER COMMON SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and shares to be issued as part of the employee stock purchase plan and are determined using the treasury stock method.

TRUST ASSETS AND INCOME
Securities and other property held by Trust in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying Consolidated Financial Statements.

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred. Advertising expense for the years ended 2016 and 2015 was $273 thousand and $217 thousand, respectively.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities".  The amendments in ASU 2016-01, among other things: 1) Require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

During January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Public business entities that are not SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2016 and 2015, the Company had no balance requirements on any of its accounts. The Company had approximately $9.9 million and $25.2 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2016 and December 31, 2015, respectively.

NOTE 3, Securities Portfolio

The Company had no held-to-maturity-securities at December 31, 2016 or December 31, 2015 due to a decision in February of 2016 to transfer the portfolio to available-for-sale to allow for greater liquidity and flexibility in the future. Although the decision was made after December 31, 2015, the transfer was effective dated back to year-end as the primary difference between held-to-maturity and available-for-sale is management's intent to hold the securities to maturity. The transfer in 2016 demonstrated a change in management's intent as of year-end.

As a result of the decision to transfer securities from held-to-maturity to available-for-sale, management will not be able to classify any securities as held-to-maturity until 2018.

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2016
U.S. Treasury securities	$20,000	$0	$0	$20,000
Obligations of U.S. Government agencies	9,361	0	(166)	9,195
Obligations of state and political subdivisions	78,645	358	(1,016)	77,987
Mortgage-backed securities	85,649	18	(1,973)	83,694
Money market investments	647	0	0	647
Corporate bonds and other securities	7,598	92	(12)	7,678
Other marketable equity securities	100	64	0	164
Total	$202,000	$532	$(3,167)	$199,365

December 31, 2015
U.S. Treasury securities	$0	$0	$0	$0
Obligations of U.S. Government agencies	24,353	1	(114)	24,240
Obligations of state and political subdivisions	77,223	1,323	(113)	78,433
Mortgage-backed securities	109,360	0	(1,964)	107,396
Money market investments	631	0	0	631
Corporate bonds and other securities	3,397	4	(8)	3,393
Other marketable equity securities	100	0	(1)	99
Total	$215,064	$1,328	$(2,200)	$214,192

Securities with a fair value of $72.9 million and $119.8 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2016, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders' equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2016
	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$21,801	$21,800
Due after one year through five years	18,471	18,435
Due after five years through ten years	48,840	48,217
Due after ten years	112,141	110,102
Total debt securities	201,253	198,554
Other securities without stated maturities	747	811

Total securities	$202,000	$199,365

The following table provides information about securities sold in the years ended December 31:

	2016	2015
	(in thousands)

Proceeds from sales	$107,647	$23,005

Gross realized gains	$578	$76

Gross realized losses	$56	$0

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

The Company has not recorded impairment charges on securities for the years ended December 31, 2016 and 2015.

The following table shows the number of securities with unrealized losses, the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$166	$9,195	$0	$0	$166	$9,195	6
Obligations of state and political subdivisions	1,016	38,020	0	0	1,016	38,020	56
Mortgage-backed securities	1,973	80,680	0	0	1,973	80,680	23
Corporate bonds and other securities	11	1,787	1	100	12	1,887	13
Total securities available-for-sale	$3,166	$129,682	$1	$100	$3,167	$129,782	98
	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U. S. Government agencies	$0	$0	$114	$3,940	$114	$3,940	2
Obligations of state and political subdivisions	42	4,177	71	3,545	113	7,722	13
Mortgage-backed securities	848	62,698	1,116	44,698	1,964	107,396	13
Corporate bonds and other securities	6	2,091	2	198	8	2,289	16
Other marketable equity securities	1	99	0	0	1	99	1
Total securities available-for-sale	$897	$69,065	$1,303	$52,381	$2,200	$121,446	45

Certain investments within the Company's portfolio had unrealized losses at December 31, 2016 and December 31, 2015, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. The Company purchases only highly-rated securities, including U.S. government agencies and mortgage-backed securities guaranteed by government-sponsored entities. The municipal and corporate securities portfolios are reviewed regularly to ensure that ratings of individual securities have not deteriorated below the threshold established by the Company's policy.

Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2016 or December 31, 2015.

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

NOTE 4, Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	December 31, 2016	December 31, 2015
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$94,827	$96,997
Commercial	285,429	277,758
Construction	23,116	19,685
Second mortgages	17,128	15,148
Equity lines of credit	51,024	47,256
Total mortgage loans on real estate	471,524	456,844
Commercial loans	54,434	43,197
Consumer loans	58,907	50,427
Other	19,017	18,007
Total loans	603,882	568,475
Less: Allowance for loan losses	(8,245)	(7,738)
Loans, net of allowance and deferred fees (1)	$595,637	$560,737

(1) Net deferred loan fees totaled $522 thousand and $407 thousand at December 31, 2016 and December 31, 2015, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $536 thousand and $648 thousand at December 31, 2016 and December 31, 2015, respectively.

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

•	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of December 31, 2016
	Pass	OAEM	Substandard	Total
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$92,458	$1,138	$1,231	$94,827
Commercial	260,948	10,014	14,467	285,429
Construction	22,219	162	735	23,116
Second mortgages	16,445	475	208	17,128
Equity lines of credit	50,387	500	137	51,024
Total mortgage loans on real estate	442,457	12,289	16,778	471,524
Commercial loans	49,979	2,278	2,177	54,434
Consumer loans	58,741	0	166	58,907
Other	19,017	0	0	19,017
Total	$570,194	$14,567	$19,121	$603,882

Credit Quality Information As of December 31, 2015
	Pass	OAEM	Substandard	Total
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$94,576	$0	$2,421	$96,997
Commercial	261,749	7,394	8,615	277,758
Construction	18,931	0	754	19,685
Second mortgages	14,835	0	313	15,148
Equity lines of credit	47,161	0	95	47,256
Total mortgage loans on real estate	437,252	7,394	12,198	456,844
Commercial loans	40,268	467	2,462	43,197
Consumer loans	50,327	0	100	50,427
Other	18,007	0	0	18,007
Total	$545,854	$7,861	$14,760	$568,475

As of December 31, 2016 and 2015 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$564	$0	$496	$1,060	$93,767	$94,827	$218
Commercial	2,280	1,625	227	4,132	281,297	285,429	0
Construction	162	0	0	162	22,954	23,116	0
Second mortgages	0	200	188	388	16,740	17,128	58
Equity lines of credit	394	9	86	489	50,535	51,024	0
Total mortgage loans on real estate	3,400	1,834	997	6,231	465,293	471,524	276
Commercial loans	5	0	86	91	54,343	54,434	0
Consumer loans	1,876	713	2,684	5,273	53,634	58,907	2,603
Other	41	12	5	58	18,959	19,017	5
Total	$5,322	$2,559	$3,772	$11,653	$592,229	$603,882	$2,884

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $4.8 million at December 31, 2016.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	December 31, 2016	December 31, 2015
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$598	$1,457
Commercial	6,033	2,623
Second mortgages	129	226
Equity lines of credit	87	0
Total mortgage loans on real estate	6,847	4,306
Commercial loans	231	276
Consumer loans	81	0
Total	$7,159	$4,582

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Years Ended December 31,
	2016	2015
	(in thousands)
Interest income that would have been recorded under original loan terms	$318	$196
Actual interest income recorded for the period	269	141
Reduction in interest income on nonaccrual loans	$49	$55

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

When the Company modifies a loan, management evaluates any possible impairment as discussed further under Impaired Loans below.

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class For the Year Ended December 31, 2016
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2016
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	6	$1,061	$1,061	$992
Commercial	1	150	150	0
Second mortgages	1	53	53	53
Equity lines of credit	1	93	93	86
Total mortgage loans on real estate	9	$1,357	$1,357	$1,131
Commercial loans	1	152	152	144
Consumer loans	2	8	8	0
Total	12	$1,517	$1,517	$1,275

Troubled Debt Restructurings by Class For the Year Ended December 31, 2015
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2015
	(dollars in thousands)
Mortgage loans on real estate:
Commercial	5	$2,094	$2,594	$2,400
Construction	1	435	435	0
Second mortgages	1	61	61	61
Total	7	$2,590	$3,090	$2,461

All of the loans restructured in 2016 and 5 of the loans restructured in 2015 were given below-market rates for debt with similar risk characteristics. The remaining 2 loans restructured in 2015 were given terms not otherwise available to borrowers with similar risk characteristics.

At December 31, 2016 and 2015, the Company had no outstanding commitments to disburse additional funds on any TDR. Also at December 31, 2016 and 2015, the Company had $10 thousand and $53 thousand, respectively, in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure.

In the years ended December 31, 2016 and 2015 there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of December 31, 2016				For the Year Ended December 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,496	$1,835	$622	$75	$2,741	$119
Commercial	16,193	11,095	4,274	415	11,885	727
Construction	619	528	96	22	496	43
Second mortgages	526	309	141	17	511	25
Equity lines of credit	87	86	0	0	46	3
Total mortgage loans on real estate	$19,921	$13,853	$5,133	$529	$15,679	$917
Commercial loans	1,077	0	989	271	827	74
Consumer loans	81	81	0	0	68	1
Total	$21,079	$13,934	$6,122	$800	$16,574	$992

Impaired Loans by Class
	As of December 31, 2015				For the Year Ended December 31, 2015
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment		Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,994	$1,530	$1,261	$146		$2,267	$132
Commercial	10,203	6,166	3,208	608		9,305	473
Construction	99	0	99	36		465	5
Second mortgages	535	499	0	0		571	21
Total mortgage loans on real estate	$13,831	$8,195	$4,568	$790		$12,608	$631
Commercial loans	330	207	68	8		952	28
Consumer loans	12	12	0	0		13	1
Total	$14,173	$8,414	$4,636	$798	$	$ 13,573	$660

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

Each segment of the portfolio is pooled by risk grade or by days past due.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades.  A historical loss percentage is then calculated by migration analysis and applied to each pool.  The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment.  At December 31, 2016 management used four twelve-quarter migration periods, and at December 31, 2015, management used one twelve-quarter migration period. See Changes in Accounting Methodology below for details.

THE COMPANY'S ESTIMATION PROCESS
Loans are either individually evaluated for impairment or pooled with like loans and collectively evaluated for impairment. Also, various qualitative factors are applied to each segment of the loan portfolio. The allowance for loan losses is the accumulation of these components. Management's estimate is based on certain observable, historical data and other factors that management believes are most reflective of the underlying credit losses being estimated.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $8.2 million adequate to cover loan losses inherent in the loan portfolio at December 31, 2016.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Year Ended December 31, 2016	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$633	$985	$5,628	$279	$213	$7,738
Charge-offs	(915)	0	(504)	(204)	(147)	(1,770)
Recoveries	79	3	197	28	40	347
Provision for loan losses	1,696	(142)	(54)	352	78	1,930
Ending balance	1,493	846	5,267	455	184	8,245
Ending balance individually evaluated for impairment	271	22	507	0	0	800
Ending balance collectively evaluated for impairment	1,222	824	4,760	455	184	7,445
Ending balance	1,493	846	5,267	455	184	8,245
Loan Balances:
Ending balance individually evaluated for impairment	989	624	18,362	81	0	20,056
Ending balance collectively evaluated for impairment	53,445	22,492	430,046	58,826	19,017	583,826
Ending balance	$54,434	$23,116	$448,408	$58,907	$19,017	$603,882

For the Year Ended December 31, 2015	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$595	$703	$5,347	$219	$211	$7,075
Charge-offs	(293)	0	(321)	(92)	(191)	(897)
Recoveries	50	1	393	39	52	535
Provision for loan losses	281	281	209	113	141	1,025
Ending balance	633	985	5,628	279	213	7,738
Ending balance individually evaluated for impairment	8	36	754	0	0	798
Ending balance collectively evaluated for impairment	625	949	4,874	279	213	6,940
Ending balance	633	985	5,628	279	213	7,738
Loan Balances:
Ending balance individually evaluated for impairment	275	99	12,664	12	0	13,050
Ending balance collectively evaluated for impairment	42,922	19,586	424,495	50,415	18,007	555,425
Ending balance	$43,197	$19,685	$437,159	$50,427	$18,007	$568,475

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

In the third quarter of 2016, management made several changes to its method for calculating the allowance. These changes and the effects on the allowance for loan losses at December 31, 2016 are as follows:

•
The number of migration periods was changed from one to four. Each migration period remains at twelve quarters, the length of the migration period used by the Company in prior periods. This change decreased the provision for most categories of loans but increased it for construction loans. The net effect on the provision for loan losses as a result of this change was an increase of $77 thousand compared to the prior methodology.

•
The Company further sub-segmented its pool of consumer loans not secured by real estate to separate a pool of loans that share characteristics with each other that are not shared with other consumer loans. The new sub-segment is comprised of loans purchased from a single source for which management does not expect any charge-offs against the allowance. Accordingly, beginning with the third quarter of 2016, the historic loss factor does not apply to this group of loans. In addition, management determined that some of the qualitative factors that had previously been applied to these loans when they were grouped with all other consumer loans were no longer appropriate once these loans were separated into a new sub-segment. Creating this new sub-segment, which includes no anticipated losses, and applying the relevant qualitative factors to it decreased the provision for loan losses by $366 thousand compared to the prior methodology.

•
As part of the process to determine whether a new sub-segment was appropriate, management analyzed the qualitative factors applied to each segment of the portfolio. Based on this analysis, management changed its qualitative factor adjustments on the Company's student loan portfolio to better reflect those factors that could potentially have an impact on the portfolio. This change decreased the provision for loan losses by $38 thousand compared to the prior methodology.

The following table represents the effect on the loan loss provision as a result of these changes in methodology. It compares the methodology actually used for the year ended December 31, 2016 to that used in prior periods.

	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
	(in thousands)
Portfolio Segment:
Commercial	$1,696	$2,054	$(358)
Real estate - construction	(142)	(858)	716
Real estate - mortgage	(54)	73	(127)
Consumer loans	352	910	(558)
Other	78	78	0
Total	$1,930	$2,257	$(327)

The allowance for loan losses was 1.37% of total loans at December 31, 2016, compared to 1.36% at December 31, 2015.

NOTE 5, Other Real Estate Owned (OREO)

The Company holds certain parcels of real estate due to completed foreclosure proceedings on defaulted loans or the closing of former branches. An analysis of the balance in OREO is as follows:

	Years Ended December 31,
	2016	2015
	(in thousands)
Balance at beginning of year	$5,290	$8,014
Transfers to OREO due to foreclosure	0	553
Other additions to foreclosed properties	52	0
Closed branch locations transferred to OREO	127	0
Properties sold	(3,376)	(3,277)
Balance at end of year	$2,093	$5,290

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

	Years Ended December 31,
	2016	2015
	(in thousands)
Balance at beginning of year	$2,549	$2,908
Additions and write-downs	60	1,011
Reductions due to sales or increases in value	(1,583)	(1,370)
Balance at end of year	$1,026	$2,549

Expenses applicable to OREOs include the following:

	Years Ended December 31,
	2016	2015
	(in thousands)
Net loss (gain) on sales of real estate	$94	$(54)
Provision for losses (net write-downs)	60	1,011
Operating expenses, net of income (1)	160	219
Total Expenses	$314	$1,176

(1) Included in other operating income and other operating expense on the Consolidated Statements of Income.

NOTE 6, Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2016	2015
	(in thousands)
Land	$7,663	$7,688
Buildings	37,890	37,848
Construction in process	43	555
Leasehold improvements	852	852
Furniture, fixtures and equipment	19,220	18,303
	65,668	65,246
Less accumulated depreciation and amortization	26,344	23,964
	$39,324	$41,282

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $2.7 and $2.5 million, respectively.

The Company has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2020. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2016 under noncancellable leases is $632 thousand which is due as follows (in thousands):

2017	$236
2018	169
2019	150
2020	77
Total	$632

The aggregate rental expense of premises and equipment was $239 thousand and $270 thousand for December 31, 2016 and 2015, respectively.

NOTE 7, Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both December 31, 2016 and December 31, 2015. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.9 million and $4.2 million at December 31, 2016 and December 31, 2015, respectively. The expected terms of these investments and the related tax benefits run through 2032. Additional committed capital calls expected for the funds totaled $2.5 million and $3.0 million at December 31, 2016 and December 31, 2015, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheets. During the years ended December 31, 2016 and 2015, the Company recognized amortization expense of $300,000 thousand and $219,000 thousand, respectively, which was included within noninterest expense on the consolidated statements of income.

The table below summarizes the tax credits and other tax benefits recognized by the Company and related to these investments, as of the periods indicated:

	Years Ended December 31,
	2016	2015
	(in thousands)
Tax credits received	$384	$291
Tax benefit from losses	102	74
Total tax benefit	$486	$365

NOTE 8, Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2016 and 2015 was $38.1 million and $36.4 million, respectively. As of December 31, 2016, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2016 the scheduled maturities of time deposits (in thousands) are as follows:

2017	$99,128
2018	23,173
2019	29,632
2020	40,737
2021	18,739
Total	$211,409

NOTE 9, Short Term and Long Term Borrowings

The Company's short-term borrowing sources include federal funds purchased and overnight repurchase agreements. The Company had no federal funds purchased on December 31, 2016 or 2015.  At December 31, 2016, the Company had $55.0 million available in federal funds lines of credit to address any short-term borrowing needs.

Overnight repurchase agreements, which totaled $18.7 million and $26.0 million as of December 31, 2016 and 2015, respectively, are classified as secured borrowings that generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

As of December 31, 2016, four customer relationships exceeded 5 percent of total repurchase agreements, with a combined outstanding balance of $15.7 million, or 83.83% of total repurchase agreements.

The Company has a line of credit with the FHLB enabling it to borrow up to 30% of total assets, or $270.0 million as of December 31, 2016. FHLB advances are secured by a blanket lien on qualified 1 – 4 family residential real estate loans. These pledged loans totaled $90.3 million at December 31, 2016.

At December 31, 2016, the Company had no long-term FHLB advances outstanding.

Long-term debt as of December 31, 2015 was as follows:

	Fixed		Weighted
	Rate	Total	Avg Rate
	(in thousands)
Due in 2016	$25,000	$25,000	4.83%
Total long-term debt	$25,000	$25,000	4.83%

NOTE 10, Share-Based Compensation

EQUITY COMPENSATION PLANS
The Company's 1998 Stock Option Plan, pursuant to which stock options could be granted to key employees and non-employee directors, expired on March 9, 2008.  Stock options that were outstanding on March 9, 2008 remained outstanding in accordance with their terms, but no new awards can be granted under the plan after March 9, 2008. At December 31, 2016, options to purchase 60,605 shares of common stock granted under the stock option plan were outstanding. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and each option's maximum term is ten years.

Stock option plan activity for the year ended December 31, 2016 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2016	74,960	$20.05
Granted	0	0.00
Exercised	(1,250)	20.05
Canceled or expired	(13,105)	20.05
Options outstanding, December 31, 2016	60,605	$20.05	0.79	$300
Options exercisable, December 31, 2016	60,605	$20.05	0.79	$300

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2016.This amount changes based on changes in the market value of the Company's common stock.

During 2016, the Company received $25 thousand from the exercise of stock options. No options were exercised in 2015.

No options were granted during the years ended December 31, 2016 or December 31, 2015. As of December 31, 2016 and December 31, 2015, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

Information pertaining to options outstanding at December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20.05	60,605	0.79	$20.05	60,605	$20.05

On May 24, 2016, the Company's stockholders approved the Old Point Financial Corporation 2016 Incentive Stock Plan. The Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. Although the Company did not award any equity compensation under the Incentive Stock Plan during 2016, management anticipates beginning to award equity compensation to key employees and non-employee directors in 2017. Accordingly, as of December 31, 2016, there were no awards outstanding under the Incentive Stock Plan. Complete details of the Incentive Stock Plan are contained in the plan itself, which is Appendix A of the Proxy Statement for the Company's 2016 Annual Meeting of Stockholders.

EMPLOYEE STOCK PURCHASE PLAN
On May 24, 2016, the Company's stockholders approved the Old Point Financial Corporation Employee Stock Purchase Plan (ESPP). Under the ESPP, substantially all employees of the Company can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and for 2016 was set at 5%.

Total stock purchases amounted to 999 shares during 2016. At December 31, 2016, the Company had 249,001 shares reserved for issuance under this plan.

Complete details of the ESPP are contained in the plan itself, which is Appendix B of the Proxy Statement for the Company's 2016 Annual Meeting of Stockholders.

NOTE 11, Stockholders' Equity and Earnings per Common Share

STOCKHOLDERS' EQUITY--OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Years Ended
	December 31,		Affected Line Item on Consolidated Statement of Income
	2016	2015
	(in thousands)
Available-for-sale securities
Realized gains (losses) on sales of securities	$522	$76	Gain (loss) on sale of available-for-sale securities, net
Tax effect	177	26	Income tax (benefit) expense
	$345	$50
Defined-benefit pension plan
Amortization of actuarial loss (1)	$(504)	$(390)	Salaries and employee benefits
Tax effect	(171)	(133)	Income tax benefit
	$(333)	$(257)

Total reclassifications for the period	$12	$(207)

(1) This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see Note 14. Pension Plan and 401(k) Plan for additional details).

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Losses on Securities Transferred from Available-for-Sale to Held-to-Maturity (1)	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Balance at December 31, 2014	$(78)	$(3,386)	$(2,429)	$(5,893)
Net change for the year ended December 31, 2015	(498)	3,386	(157)	2,731
Balance at December 31, 2015	(576)	0	(2,586)	(3,162)

Net change for the year ended December 31, 2016	(1,163)	0	117	(1,046)
Balance at December 31, 2016	$(1,739)	$0	$(2,469)	$(4,208)

(1) Net change for the year ended December 31, 2015 represents reclassification due to the transfer of securities held-to-maturity to available-for-sale. See Note 3. Securities.

The following table presents the change in each component of other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Year Ended December 31, 2016
	Pretax	Tax Effect	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,240)	$(422)	$(818)
Reclassification adjustment for gains recognized in income	(522)	(177)	(345)
Net unrealized losses on securities	(1,762)	(599)	(1,163)

Defined benefit pension plans:
Net actuarial loss for the period	(327)	(111)	(216)
Amortization of actuarial loss from prior period	504	171	333
Net change	177	60	117

Total change in accumulated other comprehensive loss	$(1,585)	$(539)	$(1,046)

	Year Ended December 31, 2015
	Pretax	Tax Effect	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(679)	$(231)	$(448)
Reclassification adjustment for gains recognized in income	(76)	(26)	(50)
Net change	(755)	(257)	(498)

Unrealized losses on securities transferred from available-for-sale to held-to-maturity:
Elimination upon transfer back to available-for-sale	4,197	1,427	2,770
Amortization	934	318	616
Net change	5,131	1,745	3,386

Defined benefit pension plans:
Net actuarial loss for the period	(627)	(213)	(414)
Amortization of actuarial loss from prior period	390	133	257
Net change	(237)	(80)	(157)

Total change in accumulated other comprehensive loss	$4,139	$1,408	$2,731

EARNINGS PER COMMON SHARE
Earnings per common share has been computed based on the following:

	Years Ended December 31,
	2016	2015
	(dollars in thousands)
Net income (in thousands)	$3,797	$3,634

Average number of common shares outstanding	4,959,173	4,959,009
Effect of dilutive options	1,761	0
Average number of common shares outstanding used to calculate diluted earnings per common share	4,960,934	4,959,009

The Company did not include an average of 52 thousand and 76 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for 2016 and 2015, respectively, because they were antidilutive.

NOTE 12, Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal stockholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company's board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal stockholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders' equity at December 31, 2016.

Annual activity consisted of the following:

	2016	2015
	(in thousands)
Balance, beginning of year	$4,429	$5,787
Additions	110	4
Reductions	(185)	(1,362)
Balance, end of year	$4,354	$4,429

Deposits from related parties held by the Company at December 31, 2016 and 2015 amounted to $13.8 million and $14.4 million, respectively.

NOTE 13, Income Taxes

The components of income tax expense for the current and prior year-ends are as follows:

	2016	2015
	(in thousands)
Current income tax expense	$179	$281
Deferred income tax benefit	(19)	(227)
Reported income tax expense	$160	$54

A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
	2016	2015
	(in thousands)
Expected tax expense (34%)	$1,345	$1,254
Interest expense on tax-exempt assets	15	22
Low-income housing tax credits	(384)	(274)
Tax-exempt interest	(608)	(654)
Bank-owned life insurance	(270)	(301)
Other, net	62	7
Reported income tax expense	$160	$54

The effective tax rates for 2016 and 2015 were 4.0% and 1.5%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,803	$2,631
Interest on nonaccrual loans	71	67
Other real estate owned	349	867
Pension - other comprehensive income	1,272	1,332
Bank owned life insurance benefit	94	88
Charitable contributions carried forward	1	109
Net unrealized loss on securities available-for-sale	896	297
Unexercised nonqualified options	36	36
Alternative minimum tax	1,019	610
Deferred benefits and compensation	256	347
Other	89	78
	$6,886	$6,462

Deferred tax liabilities:
Depreciation	$(822)	$(854)
Accretion of discounts on securities	(1)	(1)
Deferred loan fees and costs	(325)	(293)
Pension	(740)	(874)
	(1,888)	(2,022)
Net deferred tax assets	$4,998	$4,440

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013.

NOTE 14, Pension Plan and 401(k) Plan

PENSION PLAN
The Company provides pension benefits for eligible participants through a non-contributory defined-benefit pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants have been or will be added to the plan since such date.

On November 23, 2016 the Company's Board of Directors voted to terminate the pension plan, effective January 31, 2017. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by the end of the fourth quarter of 2017.

Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31,
	2016	2015
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$7,039	$7,104
Service cost	0	0
Interest cost	279	260
Benefits paid	(461)	(294)
Actuarial (gain) loss	205	(31)
Benefit obligation at end of year	$7,062	$7,039

Change in plan assets
Fair value of plan assets at beginning of year	$5,691	$5,268
Actual return on plan assets	269	(283)
Employer contribution	0	1,000
Benefits paid	(461)	(294)
Fair value of plan assets at end of year	$5,499	$5,691

Funded Status at end of year	$(1,563)	$(1,348)

	December 31,
	2016	2015
	(in thousands)
Amounts recognized in the consolidated balance sheets
Accrued pension liability	$(1,563)	$(1,348)

Amounts recognized in other comprehensive income (loss)
Loss	$3,741	$3,918
Deferred taxes	(1,272)	(1,332)
Net loss	$2,469	$2,586
Accumulated benefit obligation	$7,062	$7,039

Assumptions used to determine the benefit obligations at December 31,	2016	2015
Discount rate	3.86%	4.03%

	During the years ending December 31,
Weighted-average assumptions used to determine net periodic pension cost	2016	2015
Discount rate	4.03%	3.73%
Expected long-term rate of return on plan assets	7.00%	7.00%

	Years ended December 31,
	2016	2015
Components of net periodic pension cost	(in thousands)
Interest cost	$279	$260
Expected return on plan assets	(391)	(376)
Amortization of unrecognized loss	504	390
Net periodic pension cost	$392	$274

Components of other amounts recognized in other comprehensive income (loss)
Net actuarial (gain) loss	$327	$627
Settlement loss	0	0
Amortization of actuarial loss	(504)	(390)
Total recognized in other comprehensive income (loss)	$(177)	$237

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$215	$511

The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $490 thousand.

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

Fair value is discussed in detail in Note 16. The fair value of the Company's pension plan assets by asset category are as follows:

Assets at Fair Value as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$2,839	$0	$0	$2,839
Mutual funds	0	0	0	0
Common stock	1,129	0	0	1,129
Corporate bonds	0	1,472	0	1,472
Partnerships	0	59	0	59
Total assets at fair value	$3,968	$1,531	$0	$5,499

Assets at Fair Value as of December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$654	$0	$0	$654
Mutual funds	74	0	0	74
Common stock	2,766	0	0	2,766
Corporate bonds	0	2,133	0	2,133
Partnerships	0	64	0	64
Total assets at fair value	$$3,494	$$2,197	$$0	$$5,691

The Company made no contributions to the pension plan in 2016, and contributed $1.0 million in 2015. Management has not determined at this time the amount, if any, it will contribute to the plan for the year ending December 31, 2017.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

2017	$256
2018	273
2019	288
2020	348
2021	351
Thereafter	2,106
Total	$3,622

401(K) PLAN
The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute to the plan subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent of the first 4 percent of an employee's compensation contributed to the plan. Matching contributions vest to the employee immediately. The Company may make profit sharing contributions to the plan as determined by the Board of Directors. Profit sharing contributions vest to the employee over a six-year period. For the years ended December 31, 2016 and 2015, expense attributable to the plan amounted to $523 thousand and $519 thousand, respectively.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at December 31:

	2016	2015
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$47,243	$41,995
Commercial real estate, construction and development loans committed but not funded	15,948	18,113
Other lines of credit (principally commercial)	81,966	73,213
Total	$145,157	$133,321

Letters of credit	$3,597	$3,473

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description	Balance
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$20,000	$0	$20,000	$0
Obligations of U.S. Government agencies	9,195	0	9,195	0
Obligations of state and political subdivisions	77,987	0	77,987	0
Mortgage-backed securities	83,694	0	83,694	0
Money market investments	647	0	647	0
Corporate bonds	7,678	0	7,678	0
Other marketable equity securities	164	0	164	0
Total available-for-sale securities	$199,365	$0	$199,365	$0

		Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description	Balance
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$24,240	$0	$24,240	$0
Obligations of state and political subdivisions	78,433	0	78,433	0
Mortgage-backed securities	107,396	0	107,396	0
Money market investments	631	0	631	0
Corporate bonds	3,393	0	3,393	0
Other marketable equity securities	99	0	99	0
Total available-for-sale securities	$214,192	$0	$214,192	$0

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of fair value and loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the loan's expected future cash flows, discounted at the loan's effective interest rate. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

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

The following table presents the assets carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. Certain impaired loans are valued by the present value of the loan's expected future cash flows, discounted at the loan's effective interest rate. These loans are not carried on the consolidated balance sheets at fair value and, as such, are not included in the table below. Former branch sites are carried at the lower of cost or market. Those carried at cost are not included in the table below.

		Carrying Value at December 31, 2016 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$400	$0	$0	$400
Commercial	1,483	0	0	1,483
Construction	74	0	0	74
Total mortgage loans on real estate	1,957	0	0	1,957
Commercial loans	718	0	0	718
Total	$2,675	$0	$0	$2,675

Other real estate owned
Construction	$940	$0	$0	$940
Total	$940	$0	$0	$940

		Carrying Value at December 31, 2015 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$952	$0	$0	$952
Commercial	267	0	0	267
Construction	62	0	0	62
Total	$1,281	$0	$0	$1,281

Other real estate owned
Residential 1-4 family	$724	$0	$0	$724
Commercial	927	0	0	927
Construction	1,090	0	0	1,090
Total	$2,741	$0	$0	$2,741

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2016 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$400	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	1,483	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial	718	Market comparables	Selling costs	0.00%
			Liquidation discount	0.00% - 38.58% (32.40%)

Other real estate owned
Construction	940	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00%

Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2015 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$952	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (3.75%)
Commercial real estate	267	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	62	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Residential 1-4 family	724	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 7.17% (4.79%)
Commercial	927	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00% - 24.70% (11.77%)
Construction	1,090	Market comparables	Selling costs	6.72%
			Liquidation discount	33.05%
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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2016 and December 31, 2015, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at December 31, 2016 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$25,854	$25,854	$0	$0
Securities available-for-sale	199,365	0	199,365	0
Restricted securities	970	0	970	0
Loans, net of allowances for loan losses	595,637	0	0	594,190
Bank owned life insurance	25,206	0	25,206	0
Accrued interest receivable	3,189	0	3,189	0

Liabilities
Deposits	$784,502	$0	$783,450	$0
Overnight repurchase agreements	18,704	0	18,704	0
Accrued interest payable	228	0	228	0

		Fair Value Measurements at December 31, 2015 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$36,990	$36,990	$0	$0
Securities available-for-sale	214,192	0	214,192	0
Restricted securities	2,016	0	2,016	0
Loans, net of allowances for loan losses	560,737	0	0	559,488
Bank owned life insurance	24,411	0	24,411	0
Accrued interest receivable	3,059	0	3,059	0

Liabilities
Deposits	$746,471	$0	$746,740	$0
Overnight repurchase agreements	25,950	0	25,950	0
Federal Home Loan Bank advances	25,000	0	25,501	0
Accrued interest payable	241	0	241	0

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 and common equity tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2016 and 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2016 and 2015 are also presented in the table.

	Capital		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2016:
Total Capital to Risk Weighted Assets:
Consolidated	$106,443	14.51%	$63,263	8.625%	N/A	N/A
Old Point National Bank	98,237	13.47%	62,909	8.625%	$72,938	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	98,198	13.39%	48,593	6.625%	N/A	N/A
Old Point National Bank	89,992	12.34%	48,321	6.625%	58,350	8.00%

Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	98,198	13.39%	37,591	5.125%	N/A	N/A
Old Point National Bank	89,992	12.34%	37,381	5.125%	47,410	6.50%

Tier 1 Capital to Average Assets:
Consolidated	98,198	10.68%	36,768	4.000%	N/A	N/A
Old Point National Bank	89,992	9.85%	36,549	4.000%	45,686	5.00%

December 31, 2015:
Total Capital to Risk Weighted Assets:
Consolidated	$104,076	14.89%	$55,910	8.00%	N/A	N/A
Old Point National Bank	96,079	13.83%	55,589	8.00%	$69,486	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	96,338	13.78%	41,932	6.00%	N/A	N/A
Old Point National Bank	88,341	12.71%	41,692	6.00%	55,589	8.00%

Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	96,338	13.78%	31,449	4.50%	N/A	N/A
Old Point National Bank	88,341	12.71%	31,269	4.50%	45,166	6.50%

Tier 1 Capital to Average Assets:
Consolidated	96,338	10.93%	35,260	4.00%	N/A	N/A
Old Point National Bank	88,341	10.06%	35,124	4.00%	43,905	5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2017, without approval of the Comptroller, $2.8 million plus an additional amount equal to the Bank's and Trust's retained net profits for 2017 up to the date of any dividend declaration.

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

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

2016	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$29,765	$61	$4,590	$(4,590)	$29,826
Income from fiduciary activities	0	3,560	0	0	3,560
Other income	9,058	910	200	(262)	9,906
Total operating income	38,823	4,531	4,790	(4,852)	43,292

Expenses
Interest expense	2,574	0	0	0	2,574
Provision for loan losses	1,930	0	0	0	1,930
Salaries and employee benefits	16,801	2,671	406	0	19,878
Other expenses	13,179	1,041	995	(262)	14,953
Total operating expenses	34,484	3,712	1,401	(262)	39,335

Income before taxes	4,339	819	3,389	(4,590)	3,957

Income tax expense (benefit)	288	280	(408)	0	160

Net income	$4,051	$539	$3,797	$(4,590)	$3,797

Capital expenditures	$887	$4	$0	$0	$891

Total assets	$897,966	$5,761	$93,998	$(94,759)	$902,966

2015	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$30,242	$54	$4,009	$(4,010)	$30,295
Income from fiduciary activities	0	3,617	0	0	3,617
Other income	8,548	1,032	200	(261)	9,519
Total operating income	38,790	4,703	4,209	(4,271)	43,431

Expenses
Interest expense	3,633	0	0	(1)	3,632
Provision for loan losses	1,025	0	0	0	1,025
Salaries and employee benefits	17,630	2,685	432	0	20,747
Other expenses	13,254	1,010	336	(261)	14,339
Total operating expenses	35,542	3,695	768	(262)	39,743

Income before taxes	3,248	1,008	3,441	(4,009)	3,688

Income tax expense (benefit)	(96)	343	(193)	0	54

Net income	$3,344	$665	$3,634	$(4,009)	$3,634

Capital expenditures	$1,682	$74	$0	$0	$1,756

Total assets	$891,877	$5,694	$93,191	$(93,975)	$896,787

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

NOTE 19, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
Balance Sheets	2016	2015
	(in thousands)
Assets
Cash and cash equivalents	$2,366	$2,198
Securities available-for-sale	164	99
Investment in common stock of subsidiaries	91,437	90,836
Other assets	31	58
Total assets	$93,998	$93,191

Liabilities and Stockholders' Equity
Note payable - subsidiary	$8	$15
Common stock	24,806	24,795
Additional paid-in capital	16,427	16,392
Retained earnings	56,965	55,151
Accumulated other comprehensive loss	(4,208)	(3,162)
Total liabilities and stockholders' equity	$93,998	$93,191

	Years Ended December 31,
Statements of Income	2016	2015
	(in thousands)
Income:
Dividends from subsidiaries	$2,900	$2,900
Other income	200	200
Total income	3,100	3,100

Expenses:
Salaries and benefits	406	432
Legal expenses	774	180
Service fees	166	137
Other operating expenses	55	19
Total expenses	1,401	768
Income before income taxes and equity in undistributed net income of subsidiaries	1,699	2,332
Income tax benefit	(408)	(193)
	2,107	2,525
Equity in undistributed net income of subsidiaries	1,690	1,109
Net income	$3,797	$3,634

	Years Ended December 31,
Statements of Cash Flows	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$3,797	$3,634
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,690)	(1,109)
(Increase) decrease in other assets	5	(5)
Increase (decrease) in other liabilities	(7)	15
Net cash provided by operating activities	2,105	2,535

Cash flows from investing activities:	0	0

Cash flows from financing activities:
Proceeds from sale of stock	46	0
Cash dividends paid on common stock	(1,983)	(1,686)
Net cash used in financing activities	(1,937)	(1,686)

Net increase in cash and cash equivalents	168	849
Cash and cash equivalents at beginning of year	2,198	1,349
Cash and cash equivalents at end of year	$2,366	$2,198

Supplemental schedule of noncash transactions:
Unrealized gain (loss) on securities available-for-sale	$64	$(1)

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

Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Based on this evaluation, using those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting. There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

As previously disclosed by the Company, on January 10, 2017, Laurie D. Grabow, Chief Financial Officer and Senior Vice President/Finance, notified the Chairman of the Board of Directors and President and Chief Executive Officer of the Company of her intent to retire from her positions with the Company and the Bank in mid-2017. On March 10, 2017, the Company and Mrs. Grabow entered into a Retirement Agreement, Waiver and General Release (the Agreement). The Agreement is effective March 18, 2017, if not revoked before then.

The Agreement sets the effective date for Mrs. Grabow's retirement as May 31, 2017, unless an earlier date is agreed upon between Mrs. Grabow and the Company. At that time, Mrs. Grabow will cease serving as the Company's Chief Financial Officer and will retire from all positions with the Company and the Bank.  In connection with her retirement, Mrs. Grabow will receive 39 weeks' base salary compensation from the Company (based on an annual base salary of $204,000), less applicable withholdings and paid in installments in accordance with the Company's regular pay periods from June 1, 2017 through February 28, 2018. Under the Agreement, Mrs. Grabow will also be entitled to reimbursement for health insurance premiums for continuing coverage under the Company's health and dental insurance plans through February 28, 2018.  In consideration of the payments and benefits under the Agreement, Mrs. Grabow will be subject to certain confidentiality covenants.

The foregoing description of the Agreement is only a summary and is qualified in its entirety by reference to the Agreement itself, a copy of which is attached as an exhibit to this Form 10-K as Exhibit 10.17 and is incorporated by reference herein.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company's 2017 Annual Meeting of Stockholders (the 2017 Proxy Statement) to be held on May 23, 2017.

Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption "Election of Directors" in the 2017 Proxy Statement and is incorporated herein by reference.

The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2017 Proxy Statement and is incorporated herein by reference.

The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption "Executive Officers of the Registrant."

The information regarding the Company's Audit Committee and its Audit Committee Financial Expert is set forth under the caption "Board Committees and Attendance" in the 2017 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information set forth under the captions "Compensation and Benefits Committee Interlocks and Insider Participation" and "Executive Compensation" in the 2017 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2017 Proxy Statement is incorporated herein by reference.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2017 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption "Interest of Management in Certain Transactions" in the 2017 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption "Board Committees and Attendance" in the 2017 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the captions "Principal Accountant Fees" and "Audit Committee Pre-Approval Policy" in the 2017 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)     Consolidated Financial Statements

The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2016 and 2015
Consolidated Statements of Income – Years Ended December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2016 and 2015
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows – Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements

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

10.4*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with The Northwestern Mutual Life Insurance Company entered into with each of Robert F. Shuford, Sr., Laurie D. Grabow and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 30, 2005)

10.5*	Directors' Compensation

10.6*	Base Salaries of Executive Officers of the Registrant

10.7*	Summary of Old Point Financial Corporation Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 30, 2015)

10.8*
Form of Life Insurance Endorsement Method Split Dollar Plan Agreement with Ohio National Life Assurance Corporation entered into with each of Laurie D. Grabow and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.9
Memorandum of Understanding between The Old Point National Bank of Phoebus and Tidewater Mortgage Services, Inc., dated September 10, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 9, 2007)

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

10.15*	Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.15 to Form 8-K filed May 31, 2016)

10.16
Membership Interest Purchase Agreement dated January 13, 2017 between Tidewater Mortgage Services, Inc. and The Old Point National Bank of Phoebus (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2017)

10.17*
Retirement Agreement, Waiver and General Release by and among Laurie D. Grabow and Old Point Financial Corporation, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A., dated March 10, 2017

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

101
The following materials from Old Point Financial Corporation's annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

* Denotes management contract.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.,
Chairman, President & Chief Executive Officer

Date: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Sr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Sr.	Principal Executive Officer

Date: March 15, 2017

/s/Laurie D. Grabow	Chief Financial Officer & Senior Vice President/Finance
Laurie D. Grabow	Principal Financial & Accounting Officer

Date: March 15, 2017

/s/Stephen C. Adams*	Director
Stephen C. Adams

/s/James Reade Chisman*	Director
James Reade Chisman

/s/Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/Michael A. Glasser*	Director
Michael A. Glasser

/s/Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/John Cabot Ishon*	Director
John Cabot Ishon

/s/William F. Keefe	Director
William F. Keefe

/s/Tom B. Langley*	Director
Tom B. Langley

/s/Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

/s/Robert F. Shuford, Jr.*	Director
Robert F. Shuford, Jr.

/s/Ellen Clark Thacker*	Director
Ellen Clark Thacker

/s/Joseph R. Witt*	Director
Joseph R. Witt

*By Robert F. Shuford, Sr., as Attorney in Fact

Date: March 15, 2017