Form 10-Q
period 2017-03-31
OLD POINT FINANCIAL CORP
filed 2017-05-09
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

4,978,337 shares of common stock ($5.00 par value) outstanding as of April 28, 2017

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(dollars in thousands except per share data)
	(unaudited)
Assets

Cash and due from banks	$19,264	$21,885
Interest-bearing due from banks	563	1,667
Federal funds sold	683	2,302
Cash and cash equivalents	20,510	25,854
Securities available-for-sale, at fair value	195,198	199,365
Restricted securities	977	970
Loans, net of allowance for loan losses of $8,523 and $8,245	625,787	595,637
Premises and equipment, net	38,876	39,324
Bank-owned life insurance	25,404	25,206
Other real estate owned, net of valuation allowance of $1,026	1,067	1,067
Other assets	14,957	15,543
Total assets	$922,776	$902,966

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$233,640	$228,641
Savings deposits	356,175	344,452
Time deposits	203,577	211,409
Total deposits	793,392	784,502
Overnight repurchase agreements	28,128	18,704
Accrued expenses and other liabilities	6,135	5,770
Total liabilities	827,655	808,976

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,977,267 and 4,961,258 shares issued and outstanding	24,886	24,806
Additional paid-in capital	16,655	16,427
Retained earnings	57,360	56,965
Accumulated other comprehensive loss, net	(3,780)	(4,208)
Total stockholders' equity	95,121	93,990
Total liabilities and stockholders' equity	$922,776	$902,966

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended March 31,
	2017	2016
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$6,780	$6,413
Interest on due from banks	5	4
Interest on federal funds sold	3	1
Interest on securities:
Taxable	496	548
Tax-exempt	427	384
Dividends and interest on all other securities	14	15
Total interest and dividend income	7,725	7,365

Interest Expense:
Interest on savings deposits	64	55
Interest on time deposits	519	517
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	5	6
Interest on Federal Home Loan Bank advances	0	141
Total interest expense	588	719
Net interest income	7,137	6,646
Provision for loan losses	650	150
Net interest income, after provision for loan losses	6,487	6,496

Noninterest Income:
Income from fiduciary activities	966	901
Service charges on deposit accounts	927	975
Other service charges, commissions and fees	1,016	1,018
Income from bank-owned life insurance	198	215
Gain on sale of available-for-sale securities, net	0	509
Other operating income	56	47
Total noninterest income	3,163	3,665

Noninterest Expense:
Salaries and employee benefits	5,097	5,154
Occupancy and equipment	1,449	1,358
Data processing	414	422
FDIC insurance	96	165
Customer development	144	150
Legal and audit expenses	174	202
Other outside service fees	199	183
Employee professional development	236	148
Capital stock tax	143	135
ATM and other losses	177	87
Prepayment fee on Federal Home Loan Bank advance	0	391
Loss on other real estate owned	0	99
Other operating expenses	577	597
Total noninterest expense	8,706	9,091
Income before income taxes	944	1,070
Income tax expense	2	49
Net income	$942	$1,021

Basic earnings per share
Weighted average shares outstanding	4,977,267	4,959,009
Net income per share of common stock	$0.19	$0.21

Diluted earnings per share
Weighted average shares outstanding	4,991,864	4,959,009
Net income per share of common stock	$0.19	$0.21

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2017	2016
	(unaudited, in thousands)
Net income	$942	$1,021
Other comprehensive income, net of tax
Net unrealized gain on available-for-sale securities	428	515
Other comprehensive income, net of tax	428	515
Comprehensive income	$1,370	$1,536

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(unaudited, dollars in thousands except per share data)
THREE MONTHS ENDED MARCH 31, 2017

Balance at beginning of period	4,961,258	$24,806	$16,427	$56,965	$(4,208)	$93,990
Net income	0	0	0	942	0	942
Other comprehensive income, net of tax	0	0	0	0	428	428
Exercise of stock options	18,006	90	271	0	0	361
Employee Stock Purchase Plan share issuance	773	4	17	0	0	21
Repurchase of common stock related to stock option exercises	(2,770)	(14)	(60)	0	0	(74)
Cash dividends ($0.11 per share)	0	0	0	(547)	0	(547)

Balance at end of period	4,977,267	$24,886	$16,655	$57,360	$(3,780)	$95,121

THREE MONTHS ENDED MARCH 31, 2016

Balance at beginning of period	4,959,009	$24,795	$16,392	$55,151	$(3,162)	$93,176
Net income	0	0	0	1,021	0	1,021
Other comprehensive income, net of tax	0	0	0	0	515	515
Cash dividends ($0.10 per share)	0	0	0	(496)	0	(496)

Balance at end of period	4,959,009	$24,795	$16,392	$55,676	$(2,647)	$94,216

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(unaudited, dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$942	$1,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	698	667
Provision for loan losses	650	150
Net gain on sale of available-for-sale securities	0	(509)
Net amortization of securities	602	514
Net gain on disposal of premises and equipment	0	(10)
Net loss on write-down/sale of other real estate owned	0	99
Income from bank owned life insurance	(198)	(215)
(Increase) decrease in other assets	365	(472)
Increase (decrease) in other liabilities	365	(16)
Net cash provided by operating activities	3,424	1,229

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(21,650)	(61,690)
Proceeds from redemption (cash used in purchases) of restricted securities, net	(7)	1,046
Proceeds from maturities and calls of available-for-sale securities	22,400	20,740
Proceeds from sales of available-for-sale securities	1,000	58,361
Paydowns on available-for-sale securities	2,464	3,102
(Purchases) paydowns of consumer installment loans, net	(4,217)	603
Net increase in all other loans (including repayments on student loans)	(26,583)	(5,689)
Proceeds from sales of other real estate owned	0	399
Purchases of premises and equipment	(250)	(371)
Net cash provided by (used in) investing activities	(26,843)	16,501

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	4,999	(9,925)
Increase (decrease) in savings deposits	11,723	(9,948)
Decrease in time deposits	(7,832)	(1,919)
Increase in federal funds purchased, repurchase agreements and other borrowings, net	9,424	5,828
Repayment of Federal Home Loan Bank advances	0	(25,000)
Proceeds from exercise of stock options and ESPP issuance	382	0
Repurchase and retirement of common stock	(74)	0
Cash dividends paid on common stock	(547)	(496)
Net cash provided by (used in) financing activities	18,075	(41,460)

Net decrease in cash and cash equivalents	(5,344)	(23,730)
Cash and cash equivalents at beginning of period	25,854	36,990
Cash and cash equivalents at end of period	$20,510	$13,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$595	$740
Income tax	$0	$0

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$648	$780

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2017 and December 31, 2016 and the statements of income, comprehensive income, changes in stockholders' equity and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2016 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

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

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of March 31, 2017, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

In addition, as specified in VIE accounting guidance (FASB ASC 810-10-25-38), a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. At March 31, 2017, the Company had no VIEs that were consolidated. The Company did have an interest in one VIE, Old Point Mortgage, LLC (Old Point Mortgage), which was not consolidated because the Company determined that it was not the primary beneficiary.

On September 10, 2007, the Bank entered into a joint venture agreement with Tidewater Mortgage Services, Inc. (TMSI) to provide mortgage origination services through Old Point Mortgage, LLC (OPM), a joint venture between the Bank and TMSI. Per the terms of the joint venture agreement, TMSI and the Bank owned 51% and 49%, respectively, of OPM, and TMSI was the managing member. The parties' entry into this joint venture agreement was disclosed in the Company's current report on Form 8-K filed with the Securities and Exchange Commission (SEC) on September 11, 2007.

On January 13, 2017, the Bank entered into a membership interest purchase agreement (the Purchase Agreement) with TMSI to purchase TMSI's 51% interest in OPM, with the Bank to be the sole member of OPM upon completion of the purchase. The purchase price was equal to the book value of TMSI's capital account based on the Financial Statements of the Company as of March 31, 2017. The parties' entry into the Purchase Agreement was disclosed in the Company's current report on Form 8-K filed with the SEC on January 20, 2017.

On April 20, 2017, the Bank completed its purchase of TMSI's interest in OPM, which terminated the joint venture agreement between TMSI and the Bank and made OPM a wholly-owned subsidiary of the Bank as of that date. OPM's fair value is based on its financials as of March 31, 2017 and was determined by an independent third party. As a result of the fair value calculation, the Company expects to record income of approximately $500 thousand on the purchase in the second quarter of 2017, subject to additional review of the assumptions used in the final valuation report.

The factors that contributed to the goodwill recognition were:
  The Bank's purchase of TMSI's 51% ownership at book value.
  The requirement to record the Bank's 49% ownership at fair value.
  The estimated reduction in operating expense from the elimination of management fees that were being paid to TMSI and the outsourcing of underwriting and secondary market sales.
The Bank will recognize approximately $62 thousand in expenses related to the merger; $50 thousand of the total is related to legal advice, and $12 thousand is related to valuation services. As of March 31, 2017, the Bank had incurred $33 thousand of the merger-related expenses, which were included in legal and other outside service expenses in the Consolidated Statements of Income for 2016 and the first quarter of 2017.

Note 2. Securities

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2017
Obligations of U.S. Government agencies	$29,483	$0	$(117)	$29,366
Obligations of state and political subdivisions	76,058	539	(754)	75,843
Mortgage-backed securities	83,347	7	(1,837)	81,517
Money market investments	699	0	0	699
Corporate bonds and other securities	7,498	135	(8)	7,625
Other marketable equity securities	100	48	0	148
Total	$197,185	$729	$(2,716)	$195,198

December 31, 2016
U.S. Treasury securities	$20,000	$0	$0	$20,000
Obligations of U.S. Government agencies	9,361	0	(166)	9,195
Obligations of state and political subdivisions	78,645	358	(1,016)	77,987
Mortgage-backed securities	85,649	18	(1,973)	83,694
Money market investments	647	0	0	647
Corporate bonds and other securities	7,598	92	(12)	7,678
Other marketable equity securities	100	64	0	164
Total	$202,000	$532	$(3,167)	$199,365

The following table summarizes realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Securities Available-for-sale
Realized gains on sales of securities	$0	$548
Realized losses on sales of securities	0	(39)
Net realized gain (loss)	$0	$509

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

The Company has not recorded impairment charges through income on securities for the three months ended March 31, 2017 or the year ended December 31, 2016.

TEMPORARILY IMPAIRED SECURITIES

The following table shows the number of securities with unrealized losses, and the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	March 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$117	$29,066	$0	$0	$117	$29,066	9
Obligations of state and political subdivisions	754	30,520	0	0	754	30,520	44
Mortgage-backed securities	1,837	78,173	0	0	1,837	78,173	23
Corporate bonds	7	1,791	1	100	8	1,891	13
Total securities available-for-sale	$2,715	$139,550	$1	$100	$2,716	$139,650	89

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$166	$9,195	$0	$0	$166	$9,195	6
Obligations of state and political subdivisions	1,016	38,020	0	0	1,016	38,020	56
Mortgage-backed securities	1,973	80,680	0	0	1,973	80,680	23
Corporate bonds	11	1,787	1	100	12	1,887	13
Total securities available-for-sale	$3,166	$129,682	$1	$100	$3,167	$129,782	98

Certain investments within the Company's portfolio had unrealized losses at March 31, 2017 and December 31, 2016, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2017 or December 31, 2016.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$95,392	$94,827
Commercial	287,463	285,429
Construction	23,169	23,116
Second mortgages	17,496	17,128
Equity lines of credit	51,267	51,024
Total mortgage loans on real estate	474,787	471,524
Commercial loans	56,964	54,434
Consumer loans	87,111	58,907
Other	15,448	19,017
Total loans, net of deferred fees (1)	634,310	603,882
Less: Allowance for loan losses	(8,523)	(8,245)
Loans, net of allowance and deferred fees (1)	$625,787	$595,637

(1) Net deferred loan fees totaled $649 thousand and $522 thousand at March 31, 2017 and December 31, 2016, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $585 thousand and $536 thousand at March 31, 2017 and December 31, 2016, respectively.

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
  Pass: Loans are of acceptable risk.
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
  Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of March 31, 2017
	Pass	OAEM	Substandard	Total
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$92,812	$1,125	$1,455	$95,392
Commercial	262,707	9,633	15,123	287,463
Construction	22,280	157	732	23,169
Second mortgages	16,815	467	214	17,496
Equity lines of credit	50,745	386	136	51,267
Total mortgage loans on real estate	445,359	11,768	17,660	474,787
Commercial loans	52,775	2,154	2,035	56,964
Consumer loans	86,974	0	137	87,111
Other	15,448	0	0	15,448
Total	$600,556	$13,922	$19,832	$634,310

Credit Quality Information As of December 31, 2016
	Pass	OAEM	Substandard	Total
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$92,458	$1,138	$1,231	$94,827
Commercial	260,948	10,014	14,467	285,429
Construction	22,219	162	735	23,116
Second mortgages	16,445	475	208	17,128
Equity lines of credit	50,387	500	137	51,024
Total mortgage loans on real estate	442,457	12,289	16,778	471,524
Commercial loans	49,979	2,278	2,177	54,434
Consumer loans	58,741	0	166	58,907
Other	19,017	0	0	19,017
Total	$570,194	$14,567	$19,121	$603,882

As of March 31, 2017 and December 31, 2016, the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of March 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$618	$123	$391	$1,132	$94,260	$95,392	$0
Commercial	725	3,838	305	4,868	282,595	287,463	184
Construction	0	0	51	51	23,118	23,169	51
Second mortgages	83	0	53	136	17,360	17,496	0
Equity lines of credit	346	109	86	541	50,726	51,267	0
Total mortgage loans on real estate	1,772	4,070	886	6,728	468,059	474,787	235
Commercial loans	362	9	0	371	56,593	56,964	0
Consumer loans	1,382	509	2,789	4,680	82,431	87,111	2,708
Other	53	6	14	73	15,375	15,448	14
Total	$3,569	$4,594	$3,689	$11,852	$622,458	$634,310	$2,957

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The past due principal portion of these guaranteed loans totaled $4.3 million at March 31, 2017.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	March 31, 2017	December 31, 2016
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$707	$598
Commercial	10,000	6,033
Second mortgages	53	129
Equity lines of credit	86	87
Total mortgage loans on real estate	10,846	6,847
Commercial loans	105	231
Consumer loans	81	81
Total	$11,032	$7,159

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest income that would have been recorded under original loan terms	$117	$85
Actual interest income recorded for the period	87	38
Reduction in interest income on nonaccrual loans	$30	$47

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

Troubled Debt Restructurings by Class
For the Three Months Ended March 31, 2017
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on March 31, 2017
Mortgage loans on real estate:
Residential 1-4 family	1	$142	$142	$142

Troubled Debt Restructurings by Class
For the Three Months Ended March 31, 2016
(dollars in thousands)
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on March 31, 2016
Commercial loans	1	$152	$152	$115

The loans restructured in the first three months of 2017 and 2016 were given below-market rates for debt with similar risk characteristics. At March 31, 2017 and December 31, 2016, the Company had no outstanding commitments to disburse additional funds on any TDR. At December 31, 2016, the Company had $10 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure. There were no loans secured by residential 1 - 4 family real estate in the process of foreclosure at March 31, 2017.

In the first quarters of 2017 and 2016, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of March 31, 2017				For the three months ended March 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,451	$1,937	$459	$59	$2,407	$27
Commercial	16,892	11,728	4,288	674	16,232	201
Construction	619	527	95	20	620	13
Second mortgages	541	255	257	16	539	6
Equity lines of credit	87	86	0	0	87	0
Total mortgage loans on real estate	$20,590	$14,533	$5,099	$769	$19,885	$247
Commercial loans	1,987	507	1,392	359	1,928	31
Consumer loans	81	81	0	0	81	0
Total	$22,658	$15,121	$6,491	$1,128	$21,894	$278

Impaired Loans by Class
	As of December 31, 2016				For the Year Ended December 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,496	$1,835	$622	$75	$2,741	$119
Commercial	16,193	11,095	4,274	415	11,885	727
Construction	619	528	96	22	496	43
Second mortgages	526	309	141	17	511	25
Equity lines of credit	87	86	0	0	46	3
Total mortgage loans on real estate	$19,921	$13,853	$5,133	$529	$15,679	$917
Commercial loans	1,077	0	989	271	827	74
Consumer loans	81	81	0	0	68	1
Total	$21,079	$13,934	$6,122	$800	$16,574	$992

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
Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2016 and March 31, 2017, management used four twelve-quarter migration periods.

Management also provides an allocated component of the allowance for loans that are specifically identified that may be impaired, and are individually analyzed for impairment. An allocated allowance is established when the present value of expected future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan.

Based on credit risk assessments and management's analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management's estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $8.5 million adequate to cover loan losses inherent in the loan portfolio at March 31, 2017.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Three Months Ended March 31, 2017	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,493	$846	$5,267	$455	$184	$8,245
Charge-offs	(138)	0	(204)	(33)	(31)	(406)
Recoveries	8	0	4	4	18	34
Provision for loan losses	105	(259)	463	342	(1)	650
Ending balance	$1,468	$587	$5,530	$768	$170	$8,523
Ending balance individually evaluated for impairment	$359	$20	$749	$0	$0	$1,128
Ending balance collectively evaluated for impairment	1,109	567	4,781	768	170	7,395
Ending balance	$1,468	$587	$5,530	$768	$170	$8,523
Loan Balances:
Ending balance individually evaluated for impairment	$1,899	$622	$19,010	$81	$0	$21,612
Ending balance collectively evaluated for impairment	55,065	22,547	432,608	87,030	15,448	612,698
Ending balance	$56,964	$23,169	$451,618	$87,111	$15,448	$634,310

For the Year Ended December 31, 2016	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$633	$985	$5,628	$279	$213	$7,738
Charge-offs	(915)	0	(504)	(204)	(147)	(1,770)
Recoveries	79	3	197	28	40	347
Provision for loan losses	1,696	(142)	(54)	352	78	1,930
Ending balance	$1,493	$846	$5,267	$455	$184	$8,245
Ending balance individually evaluated for impairment	$271	$22	$507	$0	$0	$800
Ending balance collectively evaluated for impairment	1,222	824	4,760	455	184	7,445
Ending balance	$1,493	$846	$5,267	$455	$184	$8,245
Loan Balances:
Ending balance individually evaluated for impairment	$989	$624	$18,362	$81	$0	$20,056
Ending balance collectively evaluated for impairment	53,445	22,492	430,046	58,826	19,017	583,826
Ending balance	$54,434	$23,116	$448,408	$58,907	$19,017	$603,882

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

CHANGES IN ACCOUNTING METHODOLOGY

There were no changes in the Company's accounting methodology for the allowance for loan losses in the first three months of 2017.

Note 4. Low-Income Housing Tax Credits

The Company was invested in 4 separate housing equity funds at both March 31, 2017 and December 31, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.8 million and $3.9 million at March 31, 2017 and December 31, 2016, respectively. The expected terms of these investments and the related tax benefits run through 2032. During the three months ended March 31, 2017 and 2016, the Company recognized tax credits and other tax benefits related to these investments of $122 thousand and $126 thousand, respectively. Total projected tax credits to be received for 2017 are $471 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $2.5 million at both March 31, 2017 and December 31, 2016 and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet. During the quarters ended March 31, 2017 and 2016, the Company recognized amortization expense of $80 thousand and $73 thousand, respectively, which is included within noninterest expense on the consolidated statements of income.

Note 5. Share-Based Compensation

The Company has adopted an employee stock purchase plan and offers share-based compensation through its equity compensation plans. Share-based compensation arrangements include stock options, restricted and unrestricted stock awards, restricted stock units, performance-based awards and stock appreciation rights. Accounting standards require all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. The Company accounts for forfeitures during the vesting period as they occur.

There were no equity awards granted in the first three months of 2017.

The Company's 1998 Stock Option Plan, pursuant to which stock options could be granted to key employees and non-employee directors, expired on March 9, 2008.  Stock options that were outstanding on March 9, 2008 remained outstanding in accordance with their terms, but no new awards could be granted under the plan after March 9, 2008. Options to purchase 42,599 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at March 31, 2017. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the three months ended March 31, 2017 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2017	60,605	$20.05
Granted	0	0
Exercised	(18,006)	20.05
Canceled or expired	0	0
Options outstanding, March 31, 2017	42,599	$20.05	0.54	$430
Options exercisable, March 31, 2017	42,599	$20.05	0.54	$430

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount changes based on changes in the fair value of the Company's common stock.

During the three months ended March 31, 2017, the Company received $361 thousand from the exercise of stock options. No options were exercised during the three months ended March 31, 2016.

No options were granted during the three months ended March 31, 2017 or the three months ended March 31, 2016. As of March 31, 2017, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

The Old Point Financial Corporation 2016 Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. The Company did not award any equity compensation under the Incentive Stock Plan during 2016. Also, no equity compensation awards were granted during the three months ended March 31, 2017, although the Company anticipates beginning to award equity compensation to key employees and non-employee directors in 2017. Accordingly, as of March 31, 2017, there were no awards outstanding under the Incentive Stock Plan.

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and was set at 5% for 2016 and for the first three months of 2017.

Total stock purchases under the ESPP amounted to 999 shares during 2016. 773 shares were purchased under the ESPP during the three months ended March 31, 2017. At March 31, 2017, the Company had 248,228 remaining shares reserved for issuance under this plan.

Note 6. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants have been or will be added to the plan since that date. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended March 31,	2017	2016
	(in thousands)
Interest cost	$67	$70
Expected return on plan assets	(94)	(98)
Amortization of net loss	122	140
Net periodic pension plan cost	$95	$112

On November 23, 2016, the Company's Board of Directors voted to terminate the pension plan, effective January 31, 2017. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the plan by the end of the fourth quarter of 2017. At March 31, 2017, management had not yet determined the amount to be contributed to terminate the pension plan.

Note 7. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – Accumulated Other Comprehensive Loss

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended March 31,		Affected Line Item on
	2017	2016	Consolidated Statement of Income
Available-for-sale securities	(in thousands)
Realized gains on sales of securities	$0	$509	Gain on sale of available-for-sale securities, net
Tax effect	0	173	Income tax expense
	$0	$336

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Three Months Ended March 31, 2017

Balance at beginning of period	$(1,739)	$(2,469)	$(4,208)
Net change for the period	428	0	428
Balance at end of period	$(1,311)	$(2,469)	$(3,780)

Three Months Ended March 31, 2016

Balance at beginning of period	$(576)	$(2,586)	$(3,162)
Net change for the period	515	0	515
Balance at end of period	$(61)	$(2,586)	$(2,647)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended March 31, 2017
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$648	$220	$428
Reclassification adjustment for gains recognized in income	0	0	0
Net unrealized gains on securities	648	220	428

Total change in accumulated other comprehensive loss, net	$648	$220	$428

	Three Months Ended March 31, 2016
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,289	$438	$851
Reclassification adjustment for gains recognized in income	(509)	(173)	(336)

Total change in accumulated other comprehensive loss, net	$780	$265	$515

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options. The Company had dilutive shares during the three months ended March 31, 2017; the total dilutive potential common shares was 14,597. The Company did not include an average of 70 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for the first three months of 2016 because they were antidilutive.

Note 8. Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: 1) Require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

During June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

During August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU No. 2017‐08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its (consolidated) financial statements.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2017 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$29,366	$0	$29,366	$0
Obligations of state and political subdivisions	75,843	0	75,843	0
Mortgage-backed securities	81,517	0	81,517	0
Money market investments	699	0	699	0
Corporate bonds	7,625	0	7,625	0
Other marketable equity securities	148	0	148	0
Total available-for-sale securities	$195,198	$0	$195,198	$0

		Fair Value Measurements at December 31, 2016 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$20,000	$0	$20,000	$0
Obligations of U.S. Government agencies	9,195	0	9,195	0
Obligations of state and political subdivisions	77,987	0	77,987	0
Mortgage-backed securities	83,694	0	83,694	0
Money market investments	647	0	647	0
Corporate bonds	7,678	0	7,678	0
Other marketable equity securities	164	0	164	0
Total available-for-sale securities	$199,365	$0	$199,365	$0

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

		Carrying Value at March 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$400	$0	$0	$400
Commercial	2,056	0	0	2,056
Construction	74	0	0	74
Total mortgage loans on real estate	$2,530	$0	$0	$2,530
Commercial loans	1,033	0	0	1,033
Total	$3,563	$0	$0	$3,563

Other real estate owned
Construction	$940	$0	$0	$940

		Carrying Value at December 31, 2016 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$400	$0	$0	$400
Commercial	1,483	0	0	1,483
Construction	74	0	0	74
Total mortgage loans on real estate	$1,957	$0	$0	$1,957
Commercial loans	718	0	0	718
Total	$2,675	$0	$0	$2,675

Other real estate owned
Construction	$940	$0	$0	$940

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at March 31, 2017 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$400	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$2,056	Market comparables	Selling costs	5.38% - 7.25% (6.47%)
			Liquidation discount	0.00% - 4.01% (2.71%)
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial not secured by real estate	$1,033	Market comparables	Liquidation discount	33.30% - 42.89% (38.52%)

Other real estate owned
Construction	$940	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00%

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2016 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$400	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,483	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial loans	$718	Market comparables	Selling costs	0.00%
			Liquidation discount	0.00% - 38.58% (32.40%)

Other real estate owned
Construction	$940	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00%

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2017 and December 31, 2016, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$20,510	$20,510	$0	$0
Securities available-for-sale	195,198	0	195,198	0
Restricted securities	977	0	977	0
Loans, net of allowances for loan losses	625,787	0	0	623,636
Bank-owned life insurance	25,404	0	25,404	0
Accrued interest receivable	2,940	0	2,940	0

Liabilities
Deposits	$793,392	$0	$791,995	$0
Overnight repurchase agreements	28,128	0	28,128	0
Accrued interest payable	221	0	221	0

		Fair Value Measurements at December 31, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$25,854	$25,854	$0	$0
Securities available-for-sale	199,365	0	199,365	0
Restricted securities	970	0	970	0
Loans, net of allowances for loan losses	595,637	0	0	594,190
Bank-owned life insurance	25,206	0	25,206	0
Accrued interest receivable	3,189	0	3,189	0

Liabilities
Deposits	$784,502	$0	$783,450	$0
Overnight repurchase agreements	18,704	0	18,704	0
Accrued interest payable	228	0	228	0

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31, 2017
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,708	$17	$1,041	$(1,041)	$7,725
Income from fiduciary activities	0	966	0	0	966
Other income	1,955	257	50	(65)	2,197
Total operating income	9,663	1,240	1,091	(1,106)	10,888

Expenses
Interest expense	588	0	0	0	588
Provision for loan losses	650	0	0	0	650
Salaries and employee benefits	4,255	727	115	0	5,097
Other expenses	3,325	264	85	(65)	3,609
Total operating expenses	8,818	991	200	(65)	9,944

Income before taxes	845	249	891	(1,041)	944

Income tax expense (benefit)	(32)	85	(51)	0	2

Net income	$877	$164	$942	$(1,041)	$942

Capital expenditures	$250	$0	$0	$0	$250

Total assets	$917,101	$5,880	$95,127	$(95,332)	$922,776

	Three Months Ended March 31, 2016
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,351	$14	$1,146	$(1,146)	$7,365
Income from fiduciary activities	0	901	0	0	901
Other income	2,503	276	50	(65)	2,764
Total operating income	9,854	1,191	1,196	(1,211)	11,030

Expenses
Interest expense	719	0	0	0	719
Provision for loan losses	150	0	0	0	150
Salaries and employee benefits	4,362	678	114	0	5,154
Other expenses	3,615	261	126	(65)	3,937
Total operating expenses	8,846	939	240	(65)	9,960

Income before taxes	1,008	252	956	(1,146)	1,070

Income tax expense (benefit)	28	86	(65)	0	49

Net income	$980	$166	$1,021	$(1,146)	$1,021

Capital expenditures	$367	$4	$0	$0	$371

Total assets	$851,716	$5,865	$94,236	$(94,970)	$856,847

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company's 2016 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Both the Parent and the Trust companies maintain deposit accounts with the Bank, on terms substantially similar to those available to other customers. These transactions are eliminated to reach consolidated totals.

Note 11. Commitments and Contingencies

There have been no material changes in the Company's commitments and contingencies from those disclosed in the Company's 2016 annual report on Form 10-K.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability, including the focus on reducing higher-cost time deposits; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; levels and sources of liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the allowance and provision for loan losses; the effect of a sustained increase in nonperforming assets; the securities portfolio; monetary policy actions of the Federal Open Market Committee; changes in interest rates; interest rate sensitivity; asset quality; levels of net loan charge-offs and nonperforming assets; sales of OREO properties; levels of interest expense; levels and components of noninterest income and noninterest expense; income taxes; expected impact of efforts to restructure the balance sheet; expected yields on the loan and securities portfolios; expected rates on interest-bearing liabilities; expected timing of and expense in connection with the anticipated termination of the pension plan; effect of the purchase of the outstanding interest in Old Point Mortgage, LLC; estimated levels of future tax credits and capital calls in connection with the Company's investment in housing equity funds; market risk; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

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

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company's 2016 annual report on Form 10-K, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results.

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

Critical Accounting Policies and Estimates
As of March 31, 2017, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2016 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments is the Company's allowance for loan losses. The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2016 annual report on Form 10-K.

Earnings Summary
Net income for the first three months of 2017 was $942 thousand, or $0.19 per diluted share, compared to net income of $1.0 million, or $0.21 per diluted share, for the first three months of 2016. This 7.74% decrease is primarily attributable to a higher provision for loan losses and lower noninterest income, partially offset by higher net interest income and lower noninterest expense.

As discussed in more detail below, during the first three months of 2017, the provision increased compared to the same period in 2016 due to strong loan growth and the deteriorating condition of one long-standing borrowing relationship, and noninterest income decreased compared to the same period in 2016 primarily because the Company did not sell securities during the first three months of 2017.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Net interest income, on a fully tax-equivalent basis, was $7.4 million in the first quarter of 2017, an increase of $511 thousand from the first quarter of 2016, due to an increase in tax-equivalent interest income of $380 thousand, or 5.00%, and a decrease in interest expense of $131 thousand, or 18.22%.

The Company experienced strong loan growth, with average total loans increasing $46.0 million when comparing the first three months of 2017 and 2016. While loan yields declined when comparing the same periods, the increase in average balances increased interest income on loans by $365 thousand when comparing the three months ended March 31, 2017 to the same period in 2016. Loan growth was funded primarily through deposit growth, with average deposits growing $54.0 million. Low-cost deposits in particular grew $55.8 million, with higher-cost time deposits decreasing $1.8 million.

Although loan yields in the first three months of 2017 were lower than the same period in 2016, the growth in loan volume helped to offset the effect of this decline. With a higher percent of the Company's assets in loans--the highest yielding category on the Company's balance sheet--the yield on earning assets was essentially flat when comparing the first quarters of 2017 and 2016, declining only 2 basis points between the two quarters. This marginal decline was primarily the result of the decline in loan yields.

Available liquidity held in cash and due from banks, cash flows from the securities portfolio, and the increase in average deposits discussed above covered a $4.7 million decline in average overnight repurchase agreements and an $11.5 million decline in average FHLB advances, in addition to average loan growth. The decrease in average FHLB advances is due to the payoff of an advance in February 2016. As can be seen in the table below, this paid off advance bore a rate significantly higher than other available funding sources in the current rate environment. The payoff of this advance reduced the Company's weighted-average cost of total interest-bearing liabilities from 0.52% in the first three months of 2016 to 0.41% in the first three months of 2017 and increased its net interest margin from 3.62% to 3.69% over the same periods. Management expects that the Company's solid base of low-cost deposits will continue to beneficially impact the net interest margin in 2017.

Management expects that the Company's loan yields will continue to decline, due to intense competition for quality loans and rate reductions on loans currently held in the portfolio. Management also expects that the reduction in loan yields will likely continue throughout 2017, depending on monetary policy actions taken by the Federal Open Market Committee (FOMC). The FOMC raised the target range for the federal funds rate in March 2017, and management currently expects an additional two increases in the remainder of the year. If the FOMC does continue to raise its target range, then management expects that the decline in loan yields will eventually slow as new loans are booked at current market rates. To partially offset this anticipated decline, management has placed an increased focus on managing the Company's mix of liabilities in order to increase low cost funds and reduce high cost funds where possible.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended March 31,
	2017			2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$616,357	$6,811	4.42%	$570,344	$6,446	4.52%
Investment securities:
Taxable	107,141	496	1.85%	116,308	548	1.88%
Tax-exempt*	72,441	647	3.57%	67,023	582	3.47%
Total investment securities	179,582	1,143	2.55%	183,331	1,130	2.47%
Interest-bearing due from banks	2,108	5	0.95%	2,705	4	0.59%
Federal funds sold	1,598	3	0.75%	1,637	1	0.24%
Other investments	970	14	5.77%	1,446	15	4.15%
Total earning assets	800,615	$7,976	3.98%	759,463	$7,596	4.00%
Allowance for loan losses	(8,392)			(7,836)
Other nonearning assets	108,220			111,888
Total assets	$900,443			$863,515

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$28,226	$2	0.03%	$11,015	$1	0.04%
Money market deposit accounts	236,060	52	0.09%	222,633	44	0.08%
Savings accounts	79,997	10	0.05%	77,188	10	0.05%
Time deposits	207,138	519	1.00%	208,970	517	0.99%
Total time and savings deposits	551,421	583	0.42%	519,806	572	0.44%
Federal funds purchased, repurchase agreements and other borrowings	20,632	5	0.10%	25,363	6	0.09%
Federal Home Loan Bank advances	0	0	0.00%	11,539	141	4.89%
Total interest-bearing liabilities	572,053	588	0.41%	556,708	719	0.52%
Demand deposits	228,062			205,711
Other liabilities	5,846			6,626
Stockholders' equity	94,482			94,470
Total liabilities and stockholders' equity	$900,443			$863,515
Net interest margin		$7,388	3.69%		$6,877	3.62%

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

The provision for loan losses was $650 thousand in the first three months of 2017, compared to $150 thousand in the first three months of 2016.

Approximately $300 thousand of the increase in the provision for loan losses in the three months ended March 31, 2017 as compared to the same period in 2016 was due to growth in loans. The remainder of the increase was primarily due to the deteriorating condition of a long-standing borrowing relationship. This was one of two relationships placed on nonaccrual during the first quarter of 2017. Based on changes in the collateral for this relationship, management determined that a specific allocation of $226 thousand was appropriate to cover anticipated future losses.

Net loans charged off as a percent of total loans on an annualized basis were 0.23% for the first three months of 2017, or $372 thousand, compared to 0.06%, or $86 thousand, in the first three months of 2016. Management believes that the level of net charge-offs seen in the first three months of 2017 is generally representative of the level of net charge-offs the Company expects to experience in the remainder of 2017. If the loan relationship described above deteriorates to the point where management believes a charge off is appropriate, then net charge-offs may be higher in the remainder of 2017 than what was experienced in the first quarter. The effect on net income, however, should be minimal, as management has already created a specific allocation for anticipated future losses on this relationship.

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

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	March 31,	December 31,	Increase
	2017	2016	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$105	$231	$(126)
Consumer loans	81	81	0
Real estate-mortgage (1)	10,846	6,847	3,999
Total nonaccrual loans	$11,032	$7,159	$3,873

Loans past due 90 days or more and accruing interest
Real estate-construction	$51	$0	$51
Real estate-mortgage (1)	184	276	(92)
Consumer loans (2)	2,708	2,603	105
Other	14	5	9
Total loans past due 90 days or more and accruing interest	$2,957	$2,884	$73

Restructured loans
Commercial	$105	$144	$(39)
Real estate-construction	95	96	(1)
Real estate-mortgage (1)	11,545	11,616	(71)
Total restructured loans	$11,745	$11,856	$(111)
Less nonaccrual restructured loans (included above)	2,845	2,838	7
Less restructured loans currently in compliance (3)	8,900	9,018	(118)
Net nonperforming, accruing restructured loans	$0	$0	$0

Nonperforming loans	$13,989	$10,043	$3,946

Other real estate owned
Construction, land development, and other land	$940	$940	$0
Former bank building	127	127	0
Total other real estate owned	$1,067	$1,067	$0

Total nonperforming assets	$15,056	$11,110	$3,946

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The portion of these guaranteed loans that is past due 90 days or more totaled $2.7 million at March 31, 2017 and $2.6 million at December 31, 2016.

(3) As of March 31, 2017 and December 31, 2016, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of March 31, 2017 were $15.1 million, $3.9 million higher than nonperforming assets as of December 31, 2016. Nonaccrual loans increased $3.9 million when comparing the balances as of March 31, 2017 to December 31, 2016. Two loan relationships totaling $4.0 million were placed on nonaccrual status in the first quarter of 2017, based on declines in the borrowers' performance and changes in the status of the loans' collateral. The addition of these relationships to nonaccrual was partially offset by the payoff and/or charge-off of other loans that were on nonaccrual status at December 31, 2016. Management has set aside specific allocations on these loans, based on its evaluation of the status of their collateral. Management believes that the collateral on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at March 31, 2017 was related to a few large credit relationships. Of the $11.0 million of nonaccrual loans at March 31, 2017, $9.1 million, or approximately 82.49%, was comprised of three credit relationships of $3.7 million, $3.2 million, and $2.2 million. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral.

Loans past due 90 days or more and accruing interest increased $73 thousand. As of March 31, 2017, $2.7 million of the $3.0 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company. Net of past due government-guaranteed student loans, loans past due 90 days or more and accruing interest decreased $56 thousand.

Total restructured loans decreased by $111 thousand from December 31, 2016 to March 31, 2017 primarily due to paydowns and charge-offs on restructured loans, partially offset by the restructuring of one additional loan. All accruing TDRs are performing in accordance with their modified terms.

OREO remained unchanged during the first three months of 2017. The Company has two properties remaining in OREO; both are under contract, with the sales expected to close in the second quarter of 2017. As discussed in the Noninterest Expense section, management does not anticipate a material loss on either sale.

The majority of the loans that make up the nonaccrual balance have been written down to their net realizable value. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, the majority of nonaccrual loans at March 31, 2017 and December 31, 2016 were collateralized by real estate.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. This allows management to work with problem loan relationships to identify any payment shortfall and assist these borrowers to improve performance or correct the problems.

As of March 31, 2017, the allowance for loan losses was 56.61% of nonperforming assets and 60.93% of nonperforming loans, compared to 74.21% and 82.10% as of December 31, 2016. As detailed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, the Company saw a decrease of $645 thousand in loans rated other assets especially mentioned and an increase of $711 thousand in loans rated substandard when comparing December 31, 2016 to March 31, 2017, based on internally assigned risk grades. The allowance for loan losses was 1.34% of total loans on March 31, 2017 and 1.37 % of total loans on December 31, 2016.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2017 and December 31, 2016, the impaired loan component of the allowance for loan losses amounted to $1.1 million and $800 thousand, respectively. The increase in this component was mainly due to changes in the collateral of a single loan relationship, discussed under the Provision section above.

Loans past due 60 - 89 days increased in the first quarter of 2017, with the majority of the increase due to the migration of loans from 30 - 59 days past due. Of the loans that are 60 - 89 days past due as of March 31, 2017, the majority have been individually analyzed for impairment, with a specific allocation set aside as management deemed necessary.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. For the March 31, 2017 calculation, the qualitative factors which had the most significant impact on the allowance were those affected by changes in the economy and changes in collateral-dependent loans. Continued improvements in the economy allowed for a reduction in the allowance related to this component, which was partially offset by small increases to certain segments of the portfolio due to changes in collateral-dependent loans.

Historical loss is the final component of the allowance for loan losses. The calculation of the historical loss component is conducted on loans evaluated collectively for impairment and uses migration analysis on pooled segments. These segments are based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the Call Report applicable to the Bank. With the December 31, 2016 and March 31, 2017 calculation, the historical loss was based on four migration periods of twelve quarters each.

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of March 31, 2017 and December 31, 2016, the Company had no loans in these categories.

During the first quarter of 2017, loans rated as other assets especially mentioned (OAEM) decreased $645 thousand, while loans rated substandard increased $711 thousand. The decrease in OAEM is not due to migration of loans from OAEM to substandard, which could indicate a decline in the credit quality of the portfolio. The increase in substandard is primarily due to the downgrade of a single loan secured by commercial real estate; this loan was included in the pass pool at December 31, 2016. This loan is also not included in the substandard pool, as it is part of the first component of the allowance discussed above, loans individually analyzed for impairment. Disregarding the effect of this loan's migration from pass to substandard, both OAEM and substandard loans declined in the first quarter of 2017.

On a combined basis, the historical loss and qualitative factor components amounted to $7.4 million as of both March 31, 2017 and December 31, 2016, respectively. Decreases in the historical loss rate and qualitative factors offset the effect of increased loan balances, which would otherwise have resulted in an increase in these combined components when comparing the allowance calculation as of March 31, 2017 to the allowance calculation as of December 31, 2016.

Noninterest Income
Unless otherwise noted, all comparisons in this section are between the three months ended March 31, 2016 and the three months ended March 31, 2017.

Noninterest income decreased $502 thousand or 13.70% to $3.2 million. In the first quarter of 2016, the Company undertook a balance-sheet restructuring that impacts comparisons between the first quarters of 2016 and 2017. Management implemented a new strategy for the investment portfolio and, in connection with this strategy, prepaid an advance from the Federal Home Loan Bank (FHLB), as discussed further below. As a result, the Company recognized gains on the sale of available-for-sale securities of $509 thousand in the first quarter of 2016.

Since the Company sold no securities in the first quarter of 2017, there were no gains recorded. The effect of this difference accounted for the decrease in noninterest income.

Most other categories of noninterest income also experienced decreases, although those other decreases were offset by increases in the following two categories:
  Income from fiduciary activities (increased $65 thousand, or 7.21%): This category is heavily impacted by the market value of assets under management, and improvements in the stock market during the fourth quarter of 2016 and first quarter of 2017 increased income in this category.
  Other operating income (increased $9 thousand, or 19.15%): In the first quarter of 2017, management renegotiated its contract with the vendor that provides checks for sale to customers, increasing income in this area. Other operating income was also increased by early withdrawal penalties on CDs, as customers withdrew funds before maturity to take advantage of higher market rates.
The remaining categories of noninterest income decreased, with the largest decrease in service charges on deposit accounts, which decreased $48 thousand, or 4.92%. Increased regulation of overdraft fee income has reduced the Company's income in this category in prior years, a decline that continued in the first quarter of 2017.

In the fourth quarter of 2016, the Company entered into a marketing agreement that will provide an avenue for employees of the Company to make referrals for insurance products. The Company will also assist with marketing and will receive a commission based on referrals, while the operational aspects will be handled by the other party to the marketing agreement. Management expects this agreement to increase noninterest income beginning in the second half of 2017.

In the first quarter of 2017, the Company entered into a membership-interest purchase agreement with Tidewater Mortgage Services, Inc. (TMSI) to purchase TMSI's ownership interest in Old Point Mortgage. The purchase was completed on April 20, 2017, at which point the Bank became the sole member of Old Point Mortgage. In future quarters, Old Point Mortgage will be included in the Company's consolidated financial statements, with its income reported in noninterest income. The purchase agreement was filed as Exhibit 10.1 to the current report on Form 8-K filed by the Company on January 20, 2017. The Company expects to record income on the purchase of approximately $500 thousand in the second quarter of 2017, related to its previously-held equity interest. The exact amount of the income to be recorded is subject to additional review of the assumptions used in the final valuation report.

Noninterest Expense
Unless otherwise noted, all comparisons in this section are between the three months ended March 31, 2016 and the three months ended March 31, 2017.

Noninterest expense decreased $385 thousand or 4.23%, when comparing the three months ended March 31, 2017 to the same period in 2016. This decrease is primarily attributable to the $391 thousand prepayment fee on the FHLB advance in the first quarter of 2016. The prepayment of the FHLB advance also reduced interest expense, as the rate on the advance that we prepaid was significantly higher than other sources of funding available to us in the current rate environment. The effect of the prepayment fee resulted in an overall decrease in noninterest expense, although several categories of noninterest expense experienced increases.

Other than the prepayment fee on the FHLB advance, the largest decreases were in three categories:
  Salaries and employee benefits (decreased $57 thousand or 1.11%): Applicable accounting rules require the Company to defer a portion of employee costs when loans are booked. The growth in the loan portfolio in the first quarter of 2017 increased the amount of this deferred expense, which lowered the total expense in this category.
  FDIC insurance (decreased $69 thousand or 41.82%): Beginning in the third quarter of 2016, the FDIC made changes to the way that insurance premiums are calculated. Management expects future quarters to continue at approximately the same rate as the first quarter of 2017.
  Loss on other real estate owned (decreased $99 thousand or 100.00%): In 2016, the Company worked diligently to sell the properties held in OREO and had only two remaining as of December 31, 2016. While neither property was sold in the first quarter of 2017, both are under contract and expected to close in the second quarter of 2017. Management does not anticipate any material losses from the sales of these properties.
These decreases were offset by increases in other categories, with the largest increases in three categories:
  Occupancy and equipment (increased $91 thousand or 6.70%): During the past two years, management has worked to improve the Company's disaster recovery plan to minimize business interruptions. Purchases of additional equipment, which must be depreciated, and new service contracts both contributed to the increase in occupancy and equipment.
  Employee professional development (increased $88 thousand or 59.46%): With the planned retirement of the Company's CFO in the second quarter of 2017, the Company has retained a recruitment firm specializing in executive searches. Expenses for this firm are included in this category of noninterest expense.
  ATM and other losses (increased $90 thousand or 103.45%): Branch robberies and fraud losses increased this expense in the first quarter of 2017. Management has reviewed its security procedures and made changes where appropriate.
Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2016 and March 31, 2017.

Assets as of March 31, 2017 were $922.8 million, an increase of $19.8 million or 2.19%, with net loans growing $30.2 million. Loan growth was funded in part from available liquidity held in cash and cash equivalents (decreased $5.3 million) and from calls, maturities, and paydowns in the securities portfolio (decreased $4.2 million). On the liabilities side, increases in deposits ($8.9 million) and overnight repurchase agreements ($9.4 million) also provided liquidity to fund loan growth. The net $8.9 million in deposit growth is comprised of an increase in low-cost deposits of $16.7 million and a decrease in higher-cost time deposits of $7.8 million. Management monitors available liquidity closely and adjusts deposit rates according to the Company's needs. As of March 31, 2017, growth in low-cost deposits through the Company's emphasis on relationship banking has been sufficient to fund loan growth.

The majority of the Company's loan growth was in the consumer loans category and was driven by indirect dealer lending. In September 2016, the Company re-opened its dealer lending department. The consumer auto loan portfolio grew $22.6 million in the first quarter of 2017, which management expects will contribute positively to interest income in the future. While there are risks inherent in any new loan program, the Company has hired knowledgeable staff and put in place programs and policies to mitigate those risks. Management is monitoring the allowance for loan losses carefully and will make changes as the portfolio ages.

Consumer loans were also increased by the purchase of $4.2 million in consumer installment loans. The Company maintains a dedicated reserve account funded by the seller of the consumer installment loans. The balance in the reserve account averages 10 - 12% of the outstanding principal balance of these purchased consumer loans. Any loan losses in this portfolio are covered first by the reserve account; loans are charged against the allowance for loan losses only if the funds available in the reserve account are not sufficient.

Other than consumer loans, the largest increases in the loan portfolio were in commercial loans, both secured by real estate and not. This growth is as a result of improvements in quality loan demand in the Company's market area. Management expects growth in these segments to continue during the remainder of 2017. As part of its strategy to grow the loan portfolio, the Company entered into an agreement with TMSI to purchase TMSI's ownership interest in OPM. For a detailed discussion of the purchase, see the Noninterest Income section above.

Average assets for the first three months of 2017 were $900.4 million compared to $863.5 million for the first three months of 2016, an increase of $36.9 million or 4.28%. Comparing the first three months of 2017 to the first three months of 2016, strong average deposit growth of $54.0 million funded average loan growth of $46.0, an $11.5 million decrease in average FHLB advances, and a $4.7 million decrease in overnight repurchase agreements.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of March 31, 2017.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of March 31, 2017
(dollars in thousands)

	Amount	Percent
Subprime	$21,666	13.68%
Non-subprime	136,727	86.32%
	$158,393	100.00%

Total loans	$634,310

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.42%

In addition to the subprime loans secured by real estate discussed above, as of March 31, 2017, the Company had an additional $6.1 million in subprime consumer loans that were either not government guaranteed, were unsecured or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of March 31, 2017 were $27.8 million, amounting to 4.38% of the Company's total loans at March 31, 2017.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Capital Resources
Total stockholders' equity as of March 31, 2017 was $95.1 million, an increase of $1.1 million or 1.20% from $94.0 million at December 31, 2016.

For purposes of the Basel III Final Rules (i) common equity Tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists principally of qualifying subordinated debt and preferred stock, and limited amounts of the allowance for loan losses. Total Capital is Tier 1 plus Tier 2 capital. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also implement a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The Basel III Final Rules are discussed in detail in the Company's 2016 annual report on Form 10-K.

The following is a summary of the Company's capital ratios at March 31, 2017. As shown below, these ratios were all well above the regulatory minimum levels, and demonstrate that the Company's capital position remains strong.

	2017
	Regulatory
	Minimums	March 31, 2017
Common Equity Tier 1 Capital	5.750%	12.82%
Tier 1 Capital	7.250%	12.82%
Tier 1 Leverage	4.000%	10.98%
Total Capital	9.250%	13.93%

Book value per share was $19.11 at March 31, 2017 as compared to $19.00 at March 31, 2016. Cash dividends were $547 thousand or $0.11 per share in the first three months of 2017 and $496 thousand or $0.10 per share in the first three months of 2016.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of March 31, 2017, the Bank's unpledged, available-for-sale securities totaled $119.3 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the first quarter of 2017, the Company had $207.4 million in FHLB borrowing availability based on loans and securities currently available for pledging. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the first quarter of 2017, the Company had $55.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company's consolidated statements of cash flows, net cash provided by operating activities was $3.4 million, net cash used in investing activities was $26.8 million and net cash provided by financing activities was $18.1 million for the three months ended March 31, 2017. Combined, this contributed to a $5.3 million decrease in cash and cash equivalents for the three months ended March 31, 2017.

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

As of March 31, 2017, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2016 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2017, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2016 annual report on Form 10-K.

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

Based on scheduled maturities only, the Company was liability sensitive at the one-year time frame as of March 31, 2017. It should be noted, however, that non-maturing deposit liabilities, which consist of money market, savings and interest-bearing and noninterest-bearing checking accounts, are less interest sensitive than other market driven deposits. At March 31, 2017, non-maturing deposit liabilities totaled $589.8 million or 74.34% of total deposit liabilities.

In a rising rate environment, changes in these deposit rates have historically lagged behind the changes in earning asset rates, thus mitigating the impact from the liability sensitivity position indicated by the static gap analysis. Income simulation analysis allows the Company to reflect the expected differences in re-pricing behavior among various assets and liabilities to more reliably measure the potential effects on income from changes in the interest rate environment.  Utilizing this income simulation methodology, the model reveals that the Company is asset sensitive at the one-year time frame as of March 31, 2017.

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

Under the rate environment forecasted by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at March 31, 2017. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate annual decrease of 0.21% in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate annual increase of 0.15% in net interest income and that a 100 basis point ramped rise in rates would cause an approximate annual increase of 0.37% in net interest income.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2016 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the quarter ended March 31, 2017, the Company repurchased 2,770 shares related to the exercise of awards.

During the quarter ended March 31, 2017, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

The following table summarizes repurchases of the Company's common stock that occurred during the three months ended March 31, 2017 in connection with the exercise of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017-January 31, 2017	2,501	$26.40	n/a	n/a
February 1, 2017-February 28, 2017	269	28.38	n/a	n/a
March 1, 2017-March 31, 2017	0	0	n/a	n/a

Total	2,770	$26.59

(1) These shares were repurchased in connection with payment of the exercise price upon the exercise of stock options. Accordingly, these shares are not included in the calculation of the 248,063 shares that may yet be purchased under the Company's stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company has made no changes to the process by which security holders may recommend nominees to its board of directors, which is discussed in the Company's Proxy Statement for the Company's 2017 Annual Meeting of Stockholders.

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

10.16
Membership Interest Purchase Agreement dated January 13, 2017 between Tidewater Mortgage Services, Inc. and The Old Point National Bank of Phoebus (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 20, 2017)

10.17
Retirement Agreement, Waiver and General Release by and among Laurie D. Grabow and Old Point Financial Corporation, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A., dated March 10, 2017 (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 15, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2017), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 9, 2017	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 9, 2017	/s/Laurie D. Grabow
Laurie D. Grabow
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)