Form 10-Q
period 2017-06-30
OLD POINT FINANCIAL CORP
filed 2017-08-08
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

4,987,646 shares of common stock ($5.00 par value) outstanding as of July 31, 2017

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	1

	Consolidated Balance Sheets June 30, 2017 (unaudited) and December 31, 2016	1

	Consolidated Statements of Income Three Months Ended June 30, 2017 and 2016 (unaudited) Six Months Ended June 30, 2017 and 2016 (unaudited)	2

	Consolidated Statements of Comprehensive Income Three Months Ended June 30, 2017 and 2016 (unaudited) Six Months Ended June 30, 2017 and 2016 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity Six Months Ended June 30, 2017 and 2016 (unaudited)	4

	Consolidated Statements of Cash Flows Six Months Ended June 30, 2017 and 2016 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	49

Item 6.	Exhibits	49

	Signatures	49

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(dollars in thousands except per share data)
	(unaudited)
Assets

Cash and due from banks	$27,121	$21,885
Interest-bearing due from banks	1,708	1,667
Federal funds sold	1,543	2,302
Cash and cash equivalents	30,372	25,854
Securities available-for-sale, at fair value	167,586	199,365
Restricted securities	3,102	970
Loans held for sale	1,600	0
Loans held for investment, net of allowance for loan losses of $8,710 and $8,245	671,079	595,637
Premises and equipment, net	38,370	39,324
Bank-owned life insurance	25,604	25,206
Other real estate owned, net of valuation allowance of $0 and $1,026	0	1,067
Other assets	14,805	15,543
Total assets	$952,518	$902,966

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$224,785	$228,641
Savings deposits	348,223	344,452
Time deposits	204,172	211,409
Total deposits	777,180	784,502
Overnight repurchase agreements	23,221	18,704
Federal Home Loan Bank advances	50,000	0
Accrued expenses and other liabilities	5,209	5,770
Total liabilities	855,610	808,976

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 4,984,151 and 4,961,258 shares issued and outstanding	24,921	24,806
Additional paid-in capital	16,758	16,427
Retained earnings	57,973	56,965
Accumulated other comprehensive loss, net	(2,744)	(4,208)
Total stockholders' equity	96,908	93,990
Total liabilities and stockholders' equity	$952,518	$902,966

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$7,110	$6,560	$13,890	$12,973
Interest on due from banks	3	1	8	5
Interest on federal funds sold	2	1	5	2
Interest on securities:
Taxable	491	471	987	1,019
Tax-exempt	420	376	847	760
Dividends and interest on all other securities	35	26	49	41
Total interest and dividend income	8,061	7,435	15,786	14,800

Interest Expense:
Interest on savings deposits	73	54	137	109
Interest on time deposits	520	517	1,039	1,034
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	8	8	13	14
Interest on Federal Home Loan Bank advances	72	3	72	144
Total interest expense	673	582	1,261	1,301
Net interest income	7,388	6,853	14,525	13,499
Provision for loan losses	1,000	1,250	1,650	1,400
Net interest income, after provision for loan losses	6,388	5,603	12,875	12,099

Noninterest Income:
Income from fiduciary activities	951	877	1,917	1,778
Service charges on deposit accounts	916	1,021	1,843	1,996
Other service charges, commissions and fees	1,075	1,033	2,091	2,051
Income from bank-owned life insurance	199	217	397	432
Income from mortgage banking activities	284	80	290	89
Gain on sale of available-for-sale securities, net	87	6	87	515
Gain on acquisition of Old Point Mortgage	550	0	550	0
Other operating income	29	52	79	90
Total noninterest income	4,091	3,286	7,254	6,951

Noninterest Expense:
Salaries and employee benefits	5,449	4,890	10,546	10,044
Occupancy and equipment	1,454	1,390	2,903	2,748
Data processing	441	435	855	857
FDIC insurance	98	156	194	321
Customer development	154	154	298	304
Legal and audit expenses	214	295	388	497
Other outside service fees	306	178	505	361
Employee professional development	219	179	455	327
Capital stock tax	138	127	281	262
ATM and other losses	155	83	332	170
Prepayment fee on Federal Home Loan Bank advance	0	0	0	391
Loss (gain) on other real estate owned	(18)	9	(18)	108
Other operating expenses	660	589	1,237	1,186
Total noninterest expense	9,270	8,485	17,976	17,576
Income before income taxes	1,209	404	2,153	1,474
Income tax expense (benefit)	48	(148)	50	(99)
Net income	$1,161	$552	$2,103	$1,573

Basic earnings per share
Weighted average shares outstanding	4,984,151	4,959,009	4,980,728	4,959,009
Net income per share of common stock	$$0.23	$$0.11	$$0.42	$$0.32

Diluted earnings per share
Weighted average shares outstanding	4,996,880	4,959,009	4,993,916	4,959,009
Net income per share of common stock	$$0.23	$$0.11	$$0.42	$$0.32

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited, dollars in thousands)
Net income	$1,161	$552	$2,103	$1,573
Other comprehensive income, net of tax
Net unrealized gain on available-for-sale securities	1,036	1,661	1,464	2,176
Comprehensive income	$2,197	$2,213	$3,567	$3,749

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(unaudited, dollars in thousands except per share data)
SIX MONTHS ENDED JUNE 30, 2017

Balance at beginning of period	4,961,258	$24,806	$16,427	$56,965	$(4,208)	$93,990
Net income	0	0	0	2,103	0	2,103
Other comprehensive income, net of tax	0	0	0	0	1,464	1,464
Exercise of stock options	24,806	124	373	0	0	497
Employee Stock Purchase Plan share issuance	1,687	9	38	0	0	47
Repurchase of common stock related to stock option exercises	(3,600)	(18)	(80)	0	0	(98)
Cash dividends ($0.22 per share)	0	0	0	(1,095)	0	(1,095)

Balance at end of period	4,984,151	$24,921	$16,758	$57,973	$(2,744)	$96,908

SIX MONTHS ENDED JUNE 30, 2016

Balance at beginning of period	4,959,009	$24,795	$16,392	$55,151	$(3,162)	$93,176
Net income	0	0	0	1,573	0	1,573
Other comprehensive income, net of tax	0	0	0	0	2,176	2,176
Cash dividends ($0.20 per share)	0	0	0	(992)	0	(992)

Balance at end of period	4,959,009	$24,795	$16,392	$55,732	$(986)	$95,933

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(unaudited, dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,103	$1,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,394	1,349
Provision for loan losses	1,650	1,400
Net gain on sale of available-for-sale securities	(87)	(515)
Net amortization of securities	1,178	1,060
(Increase) in loans held for sale	(1,600)	0
Net (gain) loss on disposal of premises and equipment	4	(3)
Net (gain) loss on write-down/sale of other real estate owned	(18)	108
Income from bank owned life insurance	(397)	(432)
Deferred tax (benefit) expense	(352)	122
(Increase) decrease in other assets	335	(1,459)
Decrease in other liabilities	(560)	(316)
Net cash provided by operating activities	3,650	2,887

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(22,899)	(83,098)
Cash used in purchases of restricted securities, net	(2,132)	(866)
Proceeds from maturities and calls of available-for-sale securities	44,555	41,765
Proceeds from sales of available-for-sale securities	6,480	61,680
Paydowns on available-for-sale securities	4,770	5,899
(Purchases) paydowns of consumer installment loans, net	(7,623)	0
Net increase in all other loans (including repayments on student loans)	(69,469)	(30,889)
Proceeds from sales of other real estate owned	1,084	924
Payments for improvements to other real estate owned	0	(52)
Purchases of premises and equipment	(444)	(476)
Net cash used in investing activities	(45,678)	(5,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in noninterest-bearing deposits	(3,856)	(8,276)
Increase (decrease) in savings deposits	3,771	(9,438)
Decrease in time deposits	(7,237)	(1,756)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	4,517	(2,086)
Increase in Federal Home Loan Bank advances	80,000	55,000
Repayment of Federal Home Loan Bank advances	(30,000)	(35,000)
Proceeds from exercise of stock options and ESPP issuance	544	0
Repurchase and retirement of common stock	(98)	0
Cash dividends paid on common stock	(1,095)	(992)
Net cash provided by (used in) financing activities	46,546	(2,548)

Net increase (decrease) in cash and cash equivalents	4,518	(4,774)
Cash and cash equivalents at beginning of period	25,854	36,990
Cash and cash equivalents at end of period	$$30,372	$$32,216

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,236	$1,322
Income tax	$750	$0

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$2,218	$3,297
Former bank property transferred from fixed assets to foreclosed properties	$0	$127
Securities sold but not settled	$0	$24,483

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at June 30, 2017 and December 31, 2016, the statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016, and the statements of changes in stockholders' equity and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2016 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). Also included are the accounts of Old Point Mortgage, LLC (OPM) which became a wholly-owned subsidiary of the Bank in the second quarter of 2017 (see "Acquisitions" section below). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where the Company holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. As discussed below, the Company consolidates entities deemed to be variable interest entities (VIEs) when it is determined to be the primary beneficiary.

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of June 30, 2017, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through its subsidiary, Old Point Mortgage, LLC. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

In addition, as specified in VIE accounting guidance (FASB ASC 810-10-25-38), a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. At June 30, 2017, the Company had no VIEs that were consolidated.

ACQUISITIONS

On September 10, 2007, the Bank entered into a joint venture agreement with Tidewater Mortgage Services, Inc. (TMSI) to provide mortgage origination services through Old Point Mortgage, LLC (OPM), a joint venture between the Bank and TMSI. Per the terms of the joint venture agreement, TMSI and the Bank owned 51% and 49%, respectively, of OPM, and TMSI was the managing member.

On January 13, 2017, the Bank entered into a membership interest purchase agreement (the Purchase Agreement) with TMSI to purchase TMSI's 51% interest in OPM, with the Bank to be the sole member of OPM upon completion of the purchase. The purchase price was equal to the book value of TMSI's capital account based on the financial statements of OPM as of March 31, 2017.

On April 20, 2017, the Bank completed its purchase of TMSI's interest in OPM, which terminated the joint venture agreement between TMSI and the Bank and made OPM a wholly-owned subsidiary of the Bank as of that date. OPM's fair value is based on its financials as of March 31, 2017 and was determined by an independent third party. As a result of the fair value calculation, the Company recognized income of $550 thousand on the purchase in the second quarter of 2017, as indicated in the Consolidated Statements of Income. This gain was recorded in accordance with GAAP in order to reflect the fair value of the previous 49% equity interest.

The factors that contributed to the goodwill recognition were:
·	The Bank's purchase of TMSI's 51% ownership at a price below fair value.
·	The estimated reduction in operating expense from the elimination of management fees that were being paid to TMSI and the outsourcing of underwriting and secondary market sales.

The table below summarizes the goodwill recognition:

Consideration transferred	$1,534
Acquisition-date fair value of previously-held equity interest	2,002
Total	3,536
Net assets acquired	2,915
Goodwill	$621

The Bank recognized approximately $62 thousand in expenses related to the merger; $50 thousand of the total was related to legal advice, and $12 thousand was related to valuation services. These were included in legal and other outside service expenses in the Consolidated Statements of Income for 2016 and the first six months of 2017.

Note 2. Securities

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2017
Obligations of U.S. Government agencies	$9,405	$3	$(90)	$9,318
Obligations of state and political subdivisions	69,532	691	(131)	70,092
Mortgage-backed securities	81,018	0	(1,116)	79,902
Money market investments	748	0	0	748
Corporate bonds and other securities	7,199	152	(6)	7,345
Other marketable equity securities	100	81	0	181
Total	$168,002	$927	$(1,343)	$167,586

December 31, 2016
U.S. Treasury securities	$20,000	$0	$0	$20,000
Obligations of U.S. Government agencies	9,361	0	(166)	9,195
Obligations of state and political subdivisions	78,645	358	(1,016)	77,987
Mortgage-backed securities	85,649	18	(1,973)	83,694
Money market investments	647	0	0	647
Corporate bonds and other securities	7,598	92	(12)	7,678
Other marketable equity securities	100	64	0	164
Total	$202,000	$532	$(3,167)	$199,365

The following table summarizes realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Securities Available-for-sale
Realized gains on sales of securities	$87	$6	$87	$554
Realized losses on sales of securities	0	0	0	(39)
Net realized gain	$87	$6	$87	$515

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

The Company has not recorded impairment charges through income on securities for the three or six months ended June 30, 2017 or the year ended December 31, 2016.

TEMPORARILY IMPAIRED SECURITIES

The following table shows the number of securities with unrealized losses, and the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	June 30, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$3	$2,263	$87	$3,331	$90	$5,594	7
Obligations of state and political subdivisions	131	14,938	0	0	131	14,938	20
Mortgage-backed securities	1,116	79,902	0	0	1,116	79,902	24
Corporate bonds	5	1,994	1	100	6	2,094	14
Total securities available-for-sale	$1,255	$99,097	$88	$3,431	$1,343	$102,528	65

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$166	$9,195	$0	$0	$166	$9,195	6
Obligations of state and political subdivisions	1,016	38,020	0	0	1,016	38,020	56
Mortgage-backed securities	1,973	80,680	0	0	1,973	80,680	23
Corporate bonds	11	1,787	1	100	12	1,887	13
Total securities available-for-sale	$3,166	$129,682	$1	$100	$3,167	$129,782	98

Certain investments within the Company's portfolio had unrealized losses at June 30, 2017 and December 31, 2016, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2017 or December 31, 2016.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$100,381	$94,827
Commercial	286,512	285,429
Construction	25,768	23,116
Second mortgages	17,390	17,128
Equity lines of credit	53,467	51,024
Total mortgage loans on real estate	483,518	471,524
Commercial loans	57,585	54,434
Consumer loans	126,132	58,907
Other	12,554	19,017
Total loans, net of deferred fees (1)	679,789	603,882
Less: Allowance for loan losses	(8,710)	(8,245)
Loans, net of allowance and deferred fees (1)	$671,079	$595,637

(1) Net deferred loan fees totaled $764 thousand and $522 thousand at June 30, 2017 and December 31, 2016, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $495 thousand and $536 thousand at June 30, 2017 and December 31, 2016, respectively.

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

The Company's internally assigned risk grades are as follows:

	Pass: Loans are of acceptable risk.

	Other Assets Especially Mentioned (OAEM): Loans have potential weaknesses that deserve management's close attention.

	Substandard: Loans reflect significant deficiencies due to several adverse trends of a financial, economic or managerial nature.


Doubtful: Loans have all the weaknesses inherent in a substandard loan with added characteristics that make collection or liquidation in full based on currently existing facts, conditions and values highly questionable or improbable.

	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of June 30, 2017
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$98,779	$0	$1,602	$0	$100,381
Commercial	263,009	9,516	13,987	0	286,512
Construction	24,963	75	730	0	25,768
Second mortgages	16,773	456	161	0	17,390
Equity lines of credit	53,117	0	350	0	53,467
Total mortgage loans on real estate	456,641	10,047	16,830	0	483,518
Commercial loans	54,721	1,124	1,740	0	57,585
Consumer loans	125,998	0	134	0	126,132
Other	12,554	0	0	0	12,554
Total	$649,914	$11,171	$18,704	$0	$679,789

Credit Quality Information
As of December 31, 2016
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$92,458	$1,138	$1,231	$0	$94,827
Commercial	260,948	10,014	14,467	0	285,429
Construction	22,219	162	735	0	23,116
Second mortgages	16,445	475	208	0	17,128
Equity lines of credit	50,387	500	137	0	51,024
Total mortgage loans on real estate	442,457	12,289	16,778	0	471,524
Commercial loans	49,979	2,278	2,177	0	54,434
Consumer loans	58,741	0	166	0	58,907
Other	19,017	0	0	0	19,017
Total	$570,194	$14,567	$19,121	$0	$603,882

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

Age Analysis of Past Due Loans as of June 30, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$408	$0	$1,042	$1,450	$98,931	$100,381	$394
Commercial	180	3,718	803	4,701	281,811	286,512	0
Construction	0	0	0	0	25,768	25,768	0
Second mortgages	62	0	0	62	17,328	17,390	0
Equity lines of credit	27	0	451	478	52,989	53,467	150
Total mortgage loans on real estate	677	3,718	2,296	6,691	476,827	483,518	544
Commercial loans	473	630	124	1,227	56,358	57,585	0
Consumer loans	1,604	538	2,904	5,046	121,086	126,132	2,823
Other	55	5	3	63	12,491	12,554	3
Total	$2,809	$4,891	$5,327	$13,027	$666,762	$679,789	$3,370

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the consumer category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $4.1 million at June 30, 2017.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	June 30, 2017	December 31, 2016
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$648	$598
Commercial	8,916	6,033
Second mortgages	0	129
Equity lines of credit	301	87
Total mortgage loans on real estate	9,865	6,847
Commercial loans	1,610	231
Consumer loans	81	81
Total	$11,556	$7,159

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Interest income that would have been recorded under original loan terms	$241	$101
Actual interest income recorded for the period	180	85
Reduction in interest income on nonaccrual loans	$61	$16

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

The following tables present TDRs during the periods indicated, by class of loan.

There were no troubled debt restructurings in the three months ended June 30, 2016.

Troubled Debt Restructurings by Class
For the Three Months Ended June 30, 2017
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2017
	(dollars in thousands)
Commercial real estate	2	$3,663	$3,663	$3,663

Troubled Debt Restructurings by Class
For the Six Months Ended June 30, 2017
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2017
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	1	$142	$142	$142
Commercial	2	3,663	3,663	3,663
Total	3	$3,805	$3,805	$3,805

Troubled Debt Restructurings by Class
For the Six Months Ended June 30, 2016
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2016
	(dollars in thousands)
Commercial loans	1	$152	$152	$110

The loans restructured in the first six months of 2017 and 2016 were given below-market rates for debt with similar risk characteristics. At June 30, 2017 and December 31, 2016, the Company had no outstanding commitments to disburse additional funds on any TDR. At December 31, 2016, the Company had $10 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure. There were no loans secured by residential 1 - 4 family real estate in the process of foreclosure at June 30, 2017.

In the three and six months ended June 30, 2017 and 2016, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of June 30, 2017				For the six months ended June 30, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,512	$2,001	$457	$56	$2,435	$45
Commercial	13,232	11,888	436	53	14,361	276
Construction	94	0	94	20	357	3
Second mortgages	485	203	254	16	511	10
Equity lines of credit	335	53	248	19	203	0
Total mortgage loans on real estate	$16,658	$14,145	$1,489	$164	$17,867	$334
Commercial loans	1,660	103	1,507	496	1,772	42
Consumer loans	81	81	0	0	81	0
Total	$18,399	$14,329	$2,996	$660	$19,720	$376

Impaired Loans by Class
	As of December 31, 2016				For the Year Ended December 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,496	$1,835	$622	$75	$2,741	$119
Commercial	16,193	11,095	4,274	415	11,885	727
Construction	619	528	96	22	496	43
Second mortgages	526	309	141	17	511	25
Equity lines of credit	87	86	0	0	46	3
Total mortgage loans on real estate	$19,921	$13,853	$5,133	$529	$15,679	$917
Commercial loans	1,077	0	989	271	827	74
Consumer loans	81	81	0	0	68	1
Total	$21,079	$13,934	$6,122	$800	$16,574	$992

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


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


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


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


Consumer loans: Consumer loans carry risks associated with the continued credit-worthiness of the borrowers and the value of the collateral. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.


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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2016 and June 30, 2017, management used four twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management's estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $8.7 million adequate to cover loan losses inherent in the loan portfolio at June 30, 2017.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Six Months Ended June 30, 2017	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,493	$846	$5,267	$455	$184	$8,245
Charge-offs	(138)	0	(983)	(63)	(72)	(1,256)
Recoveries	25	0	6	11	29	71
Provision for loan losses	342	(456)	985	780	(1)	1,650
Ending balance	$1,722	$390	$5,275	$1,183	$140	$8,710
Ending balance individually evaluated for impairment	$496	$20	$144	$0	$0	$660
Ending balance collectively evaluated for impairment	1,226	370	5,131	1,183	140	8,050
Ending balance	$1,722	$390	$5,275	$1,183	$140	$8,710
Loan Balances:
Ending balance individually evaluated for impairment	$1,610	$94	$15,540	$81	$0	$17,325
Ending balance collectively evaluated for impairment	55,975	25,674	442,210	126,051	12,554	662,464
Ending balance	$57,585	$25,768	$457,750	$126,132	$12,554	$679,789

For the Year Ended December 31, 2016	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$633	$985	$5,628	$279	$213	$7,738
Charge-offs	(915)	0	(504)	(204)	(147)	(1,770)
Recoveries	79	3	197	28	40	347
Provision for loan losses	1,696	(142)	(54)	352	78	1,930
Ending balance	$1,493	$846	$5,267	$455	$184	$8,245
Ending balance individually evaluated for impairment	$271	$22	$507	$0	$0	$800
Ending balance collectively evaluated for impairment	1,222	824	4,760	455	184	7,445
Ending balance	$1,493	$846	$5,267	$455	$184	$8,245
Loan Balances:
Ending balance individually evaluated for impairment	$989	$624	$18,362	$81	$0	$20,056
Ending balance collectively evaluated for impairment	53,445	22,492	430,046	58,826	19,017	583,826
Ending balance	$54,434	$23,116	$448,408	$58,907	$19,017	$603,882

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

CHANGES IN ACCOUNTING METHODOLOGY

There were no changes in the Company's accounting methodology for the allowance for loan losses in the first six months of 2017.

Note 4. Low-Income Housing Tax Credits

The Company was invested in 4 separate housing equity funds at both June 30, 2017 and December 31, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.7 million and $3.9 million at June 30, 2017 and December 31, 2016, respectively. The expected terms of these investments and the related tax benefits run through 2032. Total projected tax credits to be received for 2017 are $466 thousand, which is based on the most recent quarterly estimates received from the funds.  Additional capital calls expected for the funds totaled $1.2 million at both June 30, 2017 and December 31, 2016, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on Consolidated Statements of Income
	2017	2016	2017	2016
	(in thousands)
Tax credits and other tax benefits
Amortization of operating losses	$98	$74	$178	$147	ATM and other losses
Tax benefit of operating losses*	33	25	61	50	Income tax expense

Tax credits	138	71	233	172	Income tax expense

Total tax benefits	$171	$96	$294	$222

* Computed using a 34% taxable rate

Note 5. Borrowings

Short-Term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At June 30, 2017 and December 31, 2016 the remaining credit available from these lines totaled $55.0 million. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $225.1 million and $270.0 as of June 30, 2017 and December 31, 2016, respectively.

The following table presents total short-term borrowings as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Overnight repurchase agreements	$23,221	$18,704
FHLB advances	50,000	0
Total short-term borrowings	$73,221	$18,704

Maximum month-end outstanding balance	$73,221	$68,864
Average outstanding balance during the period	36,406	39,364
Average interest rate (year-to-date)	0.46%	0.59%
Average interest rate at end of period	0.85%	0.10%

Long-Term Borrowings

The Company had no long-term borrowings at June 30, 2017 or December 31, 2016.

Note 6. Share-Based Compensation

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

The Company's 1998 Stock Option Plan, pursuant to which stock options could be granted to key employees and non-employee directors, expired on March 9, 2008.  Stock options that were outstanding on March 9, 2008 remained outstanding in accordance with their terms, but no new awards could be granted under the plan after March 9, 2008. Options to purchase 35,799 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at June 30, 2017. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the six months ended June 30, 2017 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2017	60,605	$20.05
Granted	0	0
Exercised	(24,806)	20.05
Canceled or expired	0	0
Options outstanding, June 30, 2017	35,799	$20.05	0.29	$459
Options exercisable, June 30, 2017	35,799	$20.05	0.29	$459

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount changes based on changes in the fair value of the Company's common stock.

During the six months ended June 30, 2017, the Company received $497 thousand from the exercise of stock options. No options were exercised during the six months ended June 30, 2016.

No options were granted during the six months ended June 30, 2017 or the six months ended June 30, 2016. As of June 30, 2017, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

The Old Point Financial Corporation 2016 Incentive Stock Plan permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. The Company did not award any equity compensation under the Incentive Stock Plan during 2016 or the six months ended June 30, 2017.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and was set at 5% for 2016 and for the first six months of 2017.

Total stock purchases under the ESPP amounted to 999 shares during 2016. 1,687 shares were purchased under the ESPP during the six months ended June 30, 2017. At June 30, 2017, the Company had 247,314 remaining shares reserved for issuance under this plan.

Note 7. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended June 30,	2017	2016
	(in thousands)
Interest cost	$67	$70
Expected return on plan assets	(94)	(98)
Amortization of net loss	123	140
Net periodic pension plan cost	$96	$112

Six months ended June 30,	2017	2016
	(in thousands)
Interest cost	$134	$140
Expected return on plan assets	(188)	(196)
Amortization of net loss	245	280
Net periodic pension plan cost	$191	$224

On November 23, 2016, the Company's Board of Directors voted to terminate the pension plan, effective January 31, 2017. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the plan by the end of the fourth quarter of 2017. At June 30, 2017, management had not yet determined the amount to be contributed to terminate the pension plan.

Note 8. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – Accumulated Other Comprehensive Loss

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on Consolidated Statements of Income
	2017	2016	2017	2016
	(in thousands)
Available-for-sale securities
Realized gains on sales of securities	$87	$6	$87	$515	Gain on sale of available-for-sale securities, net
Tax effect	30	2	30	175	Income tax expense
	$57	$4	$57	$340

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Six Months Ended June 30, 2017
Balance at beginning of period	$(1,739)	$(2,469)	$(4,208)
Net change for the period	1,464	0	1,464
Balance at end of period	$(275)	$(2,469)	$(2,744)

Six Months Ended June 30, 2016
Balance at beginning of period	$(576)	$(2,586)	$(3,162)
Net change for the period	2,176	0	2,176
Balance at end of period	$1,600	$(2,586)	$(986)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Six Months Ended June 30, 2017
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,305	$784	$1,521
Reclassification adjustment for gains recognized in income	(87)	(30)	(57)

Total change in accumulated other comprehensive loss, net	$2,218	$754	$1,464

	Six Months Ended June 30, 2016
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,812	$1,296	$2,516
Reclassification adjustment for gains recognized in income	(515)	(175)	(340)

Total change in accumulated other comprehensive loss, net	$3,297	$1,121	$2,176

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2017 and 2016:

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Three Months Ended June 30, 2017
Net income, basic	$1,161	4,984	$0.23
Potentially dilutive common shares - stock options	0	13	0
Potentially dilutive common shares - employee stock purchase program	0	0	0
Diluted	$1,161	4,997	$0.23

Three Months Ended June 30, 2016
Net income, basic	$552	4,959	$0.11
Potentially dilutive common shares - stock options	0	0	0
Potentially dilutive common shares - employee stock purchase program	0	0	0
Diluted	$552	4,959	$0.11

Six Months Ended June 30, 2017
Net income, basic	$2,103	4,981	$0.42
Potentially dilutive common shares - stock options	0	13	0
Potentially dilutive common shares - employee stock purchase program	0	0	0
Diluted	$2,103	4,994	$0.42

Six Months Ended June 30, 2016
Net income, basic	$1,573	4,959	$0.32
Potentially dilutive common shares - stock options	0	0	0
Potentially dilutive common shares - employee stock purchase program	0	0	0
Diluted	$1,573	4,959	$0.32

The Company had no antidilutive shares in the second quarter or first six months of 2017. The Company did not include an average of 69 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for both the three and six months ended June 30, 2016.

Note 9. Recent Accounting Pronouncements

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

During March 2017, the FASB issued ASU No. 2017‐08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

During May 2017, the FASB issued ASU 2017‐09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

Note 10. Fair Value Measurements

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2017 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$9,318	$0	$9,318	$0
Obligations of state and political subdivisions	70,092	0	70,092	0
Mortgage-backed securities	79,902	0	79,902	0
Money market investments	748	0	748	0
Corporate bonds	7,345	0	7,345	0
Other marketable equity securities	181	0	181	0
Total available-for-sale securities	$167,586	$0	$167,586	$0

		Fair Value Measurements at December 31, 2016 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$20,000	$0	$20,000	$0
Obligations of U.S. Government agencies	9,195	0	9,195	0
Obligations of state and political subdivisions	77,987	0	77,987	0
Mortgage-backed securities	83,694	0	83,694	0
Money market investments	647	0	647	0
Corporate bonds	7,678	0	7,678	0
Other marketable equity securities	164	0	164	0
Total available-for-sale securities	$199,365	$0	$199,365	$0

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

Loans Held For Sale
Loans held for sale are carried at fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item on the Company's Consolidated Statements of Income.

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

		Carrying Value at June 30, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$401	$0	$0	$401
Commercial	886	0	0	886
Construction	74	0	0	74
Equity lines of credit	229	0	0	229
Total mortgage loans on real estate	$1,590	$0	$0	$1,590
Commercial loans	477	0	0	477
Total	$2,067	$0	$0	$2,067

Loans
Loans held for sale	$1,600	$0	$1,600	$1,600

		Carrying Value at December 31, 2016 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$400	$0	$0	$400
Commercial	1,483	0	0	1,483
Construction	74	0	0	74
Total mortgage loans on real estate	$1,957	$0	$0	$1,957
Commercial loans	718	0	0	718
Total	$2,675	$0	$0	$2,675

Other real estate owned
Construction	$940	$0	$0	$940

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at June 30, 2017 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$401	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$886	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial not secured by real estate	$477	Market comparables	Liquidation discount	42.89%

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2016 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$400	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,483	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial loans	$718	Market comparables	Selling costs	0.00%
			Liquidation discount	0.00% - 38.58% (32.40%)

Other real estate owned
Construction	$940	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00%

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

DEPOSITS
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

OVERNIGHT REPURCHASE AGREEMENTS
The carrying amounts of federal funds purchased, overnight repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Since the contractual terms of these borrowings provide all information necessary to calculate the amounts that will be due at maturity, these liabilities are classified as Level 2.

FEDERAL HOME LOAN BANK ADVANCES
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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2017 and December 31, 2016, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$30,372	$30,372	$0	$0
Securities available-for-sale	167,586	0	167,586	0
Restricted securities	3,102	0	3,102	0
Loans held for sale	1,600	0	1,600	0
Loans, net of allowances for loan losses	671,079	0	0	670,589
Bank-owned life insurance	25,604	0	25,604	0
Accrued interest receivable	3,133	0	3,133	0

Liabilities
Deposits	$$777,180	$$0	$$776,825	$$0
Overnight repurchase agreements	23,221	0	23,221	0
Federal Home Loan Bank advances	50,000	0	49,990	0
Accrued interest payable	253	0	253	0

		Fair Value Measurements at December 31, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$$25,854	$$25,854	$$0	$$0
Securities available-for-sale	199,365	0	199,365	0
Restricted securities	970	0	970	0
Loans, net of allowances for loan losses	595,637	0	0	594,190
Bank-owned life insurance	25,206	0	25,206	0
Accrued interest receivable	3,189	0	3,189	0

Liabilities
Deposits	$$784,502	$$0	$$783,450	$$0
Overnight repurchase agreements	18,704	0	18,704	0
Accrued interest payable	228	0	228	0

Note 11. Segment Reporting

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended June 30, 2017
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$8,043	$17	$1,311	$(1,310)	$8,061
Income from fiduciary activities	0	951	0	0	951
Other income	2,903	252	50	(65)	3,140
Total operating income	10,946	1,220	1,361	(1,375)	12,152

Expenses
Interest expense	672	0	0	1	673
Provision for loan losses	1,000	0	0	0	1,000
Salaries and employee benefits	4,654	684	111	0	5,449
Other expenses	3,471	249	166	(65)	3,821
Total operating expenses	9,797	933	277	(64)	10,943

Income before taxes	1,149	287	1,084	(1,311)	1,209

Income tax expense (benefit)	27	98	(77)	0	48

Net income	$1,122	$189	$1,161	$(1,311)	$1,161

Capital expenditures	$195	$0	$0	$0	$195

Total assets	$946,734	$5,956	$96,942	$(97,114)	$952,518

	Three Months Ended June 30, 2016
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,420	$15	$725	$(725)	$7,435
Income from fiduciary activities	0	877	0	0	877
Other income	2,174	250	50	(65)	2,409
Total operating income	9,594	1,142	775	(790)	10,721

Expenses
Interest expense	582	0	0	0	582
Provision for loan losses	1,250	0	0	0	1,250
Salaries and employee benefits	4,124	679	87	0	4,890
Other expenses	3,183	251	226	(65)	3,595
Total operating expenses	9,139	930	313	(65)	10,317

Income before taxes	455	212	462	(725)	404

Income tax expense (benefit)	(131)	72	(89)	0	(148)

Net income	$586	$140	$551	$(725)	$552

Capital expenditures	$105	$0	$0	$0	$105

Total assets	$891,786	$5,814	$95,933	$(95,860)	$897,673

	Six Months Ended June 30, 2017
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$15,751	$34	$2,352	$(2,351)	$15,786
Income from fiduciary activities	0	1,917	0	0	1,917
Other income	4,858	510	100	(131)	5,337
Total operating income	20,609	2,461	2,452	(2,482)	23,040

Expenses
Interest expense	1,260	0	0	1	1,261
Provision for loan losses	1,650	0	0	0	1,650
Salaries and employee benefits	8,909	1,411	226	0	10,546
Other expenses	6,796	514	251	(131)	7,430
Total operating expenses	18,615	1,925	477	(130)	20,887

Income before taxes	1,994	536	1,975	(2,352)	2,153

Income tax expense (benefit)	(5)	183	(128)	0	50

Net income	$1,999	$353	$2,103	$(2,352)	$2,103

Capital expenditures	$444	$0	$0	$0	$444

Total assets	$946,734	$5,956	$96,942	$(97,114)	$952,518

	Six Months Ended June 30, 2016
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$14,771	$29	$1,871	$(1,871)	$14,800
Income from fiduciary activities	0	1,778	0	0	1,778
Other income	4,677	526	100	(130)	5,173
Total operating income	19,448	2,333	1,971	(2,001)	21,751

Expenses
Interest expense	1,301	0	0	0	1,301
Provision for loan losses	1,400	0	0	0	1,400
Salaries and employee benefits	8,486	1,357	201	0	10,044
Other expenses	6,798	512	352	(130)	7,532
Total operating expenses	17,985	1,869	553	(130)	20,277

Income before taxes	1,463	464	1,418	(1,871)	1,474

Income tax expense (benefit)	(103)	158	(154)	0	(99)

Net income	$1,566	$306	$1,572	$(1,871)	$1,573

Capital expenditures	$472	$4	$0	$0	$476

Total assets	$891,786	$5,814	$95,933	$(95,860)	$897,673

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

Note 12. Commitments and Contingencies

There have been no material changes in the Company's commitments and contingencies from those disclosed in the Company's 2016 annual report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company's Annual Report on Form 10-K and management's discussion and analysis for the year ended December 31, 2016. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability, including the focus on reducing higher-cost time deposits; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; levels and sources of liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the effect of increased levels of past due student loans; the allowance and provision for loan losses; the securities portfolio; monetary policy actions of the Federal Open Market Committee; changes in interest rates; interest rate sensitivity; asset quality; levels of net loan charge-offs and nonperforming assets; levels of interest expense; levels and components of noninterest income and noninterest expense; income taxes; expected yields on the loan and securities portfolios; expected rates on interest-bearing liabilities; expected timing of and expense in connection with the anticipated termination of the pension plan; effect of the marketing agreement for insurance products; estimated levels of future tax credits and capital calls in connection with the Company's investment in housing equity funds; market risk; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to, changes in interest rates and yields; general economic and general business conditions, including unemployment levels; uncertainty over future federal spending or the budget priorities of the new presidential administration, particularly in connection with the Department of Defense, on the Company's service area; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; the performance of the Company's dealer lending program; the federal government's guarantee of repayment of student loans purchased by the Company; the ability of the Company to diversify its sources of noninterest income; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; application of the Basel III capital standards to the Company and its subsidiaries; FDIC premiums and/or assessments; demand for loan and other banking products and financial services in the Company's primary service area; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management's modeling systems; technology; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Office of the Comptroller of the Currency, U.S. Treasury and the Federal Reserve Board.

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

General
The Company is the parent company of The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services, N. A. (Trust). The Bank is a locally managed community bank serving the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County. The Bank currently has 18 branch offices and is the parent company of Old Point Mortgage, LLC (OPM), which provides mortgage origination services. Trust is a wealth management services provider.

Critical Accounting Policies and Estimates
As of June 30, 2017, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2016 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments continues to be the Company's allowance for loan losses. The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2016 annual report on Form 10-K.

Overview
During 2017, one of the Company's strategic initiatives has been to grow and diversify the loan portfolio. As part of that initiative, the Company expanded its dealer lending program, with the dealer loan portfolio growing $58.8 million between December 31, 2016 and June 30, 2017.

Net income for the first six months of 2017 was $2.1 million, or $0.42 per diluted share, compared to net income of $1.6 million, or $0.32 per diluted share, for the first six months of 2016. This 33.69% increase was the net effect of higher interest income, particularly on the loan portfolio; reduced interest expense; an increased provision for loan losses as a result of loan growth and higher levels of nonperforming assets; higher noninterest income, primarily in connection with the Old Point Mortgage acquisition in the second quarter of 2017; and higher noninterest expense, driven primarily by increases in salaries and employee benefits.

In the second quarter of 2017, net income was $1.2 million, or increased $609 thousand when compared to the second quarter of 2016. This increase in quarterly income was driven by many of the same factors that impacted year-to-date income, with the exception of the provision for loan losses. In the second quarter of 2017, the provision for loan losses was $250 thousand lower than the provision in the second quarter of 2016. In the second quarter of 2016, the provision was elevated due to a charge-off on a single loan relationship. While loan growth in the second quarter of 2017 did affect the provision, the Company's largest charge-off during the quarter was on a loan for which it had already provided a specific reserve.  Accordingly, the Company determined the $1.0 million addition to the provision for the second quarter of 2017 was appropriate to provide for the loan growth during the quarter.

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

For the six months ended June 30, 2017 net interest income was $14.5 million, an increase of $1.0 million compared to the prior year period, primarily due to increased interest and fees on loans associated with loan growth and lower interest expense on FHLB advances.  For the second quarter of 2017, net interest income was $7.3 million, an increase of $251 thousand from the first quarter of 2017.  The increases in net interest income were driven by higher earning asset balances.

Net interest income, on a fully tax-equivalent basis, was $15.0 million for the six months ended June 30, 2017, compared to $14.0 million for the six months ended June 30, 2016, an increase of 7.66%. For the second quarter of 2017, tax-equivalent net interest income was $7.6 million, an increase of 7.88% from the second quarter of 2016.

Year-to-Date Review
Unless otherwise noted, all comparisons in this section are between the six months ended June 30, 2017 and the six months ended June 30, 2016.

Average loans increased $62.5 million, with this increase in average balances offsetting a decline in loan yields of 16 basis points and increasing interest income on loans by $915 thousand. In contrast, while average investment securities declined $2.1 million, a 15-basis-point increase in the tax-equivalent yield on the portfolio provided an additional $100 thousand in tax-equivalent interest income. During the second half of 2016 and the first half of 2017, management closely monitored the investment portfolio and was able to strategically buy and sell securities to improve the yield on the portfolio.

Average earning assets increased $60.3 million, while the average yield declined 5 basis points. Although the yield on earning assets declined, the growth in loan volume helped to offset the effect. With a higher percent of the Company's average assets in loans--the highest yielding category on the Company's balance sheet--tax-equivalent interest income increased $1.0 million.

The growth in the average balance sheet was funded primarily through increases in deposits, with average deposits growing $51.9 million. Low-cost deposits in particular grew $54.8 million, with higher-cost time deposits decreasing $3.0 million. While the cost of time deposits increased 2 basis points, the shift in the deposit mix toward less costly sources of funding resulted in a 1 basis point overall decrease in the cost of total time and savings deposits. This change in the deposit mix also helped reduce the effect of deposit growth on interest expense, with interest expense on deposits increasing only $33 thousand. Management expects that the Company's solid base of low-cost deposits will continue to beneficially impact the net interest margin in 2017.

In addition to the change in the deposit mix, the mix of all interest-bearing liabilities also shifted toward lower-cost funding. The weighted-average cost of total interest-bearing liabilities decreased from 0.47% to 0.43%, primarily due to the payoff of an FHLB advance in February 2016. As can be seen in the following table, this paid off advance bore a rate significantly higher than other available funding sources in the current rate environment. Average FHLB advances increased $6.1 million as the Company took out new short-term advances to fund temporary shortfalls in liquidity. The lower cost on interest-bearing liabilities offset the reduced yield on earning assets, keeping the Company's net interest margin at 3.67%.

Management expects that the Company's loan yields will continue to decline, due to intense competition for quality loans and rate reductions on loans currently held in the portfolio. Management also expects that the reduction in loan yields will likely continue throughout 2017, depending on monetary policy actions taken by the Federal Open Market Committee (FOMC). The FOMC raised the target range for the federal funds rate in March 2017 and June 2017, and management currently expects one additional increase in the remainder of the year. If the FOMC does continue to raise its target range, then management expects that the decline in loan yields will eventually slow as new loans are booked at current market rates. To partially offset the anticipated decline, management has placed an increased focus on managing the Company's mix of liabilities in order to increase low cost funds and reduce high cost funds where possible.

Second Quarter Review
Unless otherwise noted, all comparisons in this section are between the second quarter of 2017 and the second quarter of 2016.

Comparisons between the second quarters of 2017 and 2016 are substantially the same as those for the six months ended June 30, 2017 and 2016. Growth in average loans of $78.6 million offset a 21-basis-point decline in loan yields for a net increase in tax-equivalent loan interest income of $549 thousand. A small decline in average investment securities was offset by improvements in the yield, resulting in $88 thousand of additional tax-equivalent interest income. Average earning assets increased $79.3 million, while the yield decreased 7 basis points. With the increase in earning assets concentrated in higher-yielding loans, average interest income increased $649 thousand.

The increase in loans was funded primarily by growth in low-cost deposits ($53.8 million), with the remainder provided by short-term FHLB advances ($23.6 million). As market rates have increased, the rate on FHLB advances has also increased, with the cost increasing from 0.44% in the second quarter of 2016 to 1.09% in the second quarter of 2017. Although the Company's overall cost on time deposits is lower than the cost of FHLB advances, much of the balance in time deposits is from accounts opened in lower rate environments. The current market rates on time deposits in the Company's market area remain generally higher than the rates on short-term FHLB advances.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended June 30,
	2017			2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$659,926	$7,142	4.33%	$581,281	$6,593	4.54%
Investment securities:
Taxable	103,485	491	1.90%	109,300	471	1.72%
Tax-exempt*	70,805	636	3.59%	65,432	568	3.47%
Total investment securities	174,290	1,127	2.59%	174,732	1,039	2.38%
Interest-bearing due from banks	1,316	3	0.91%	1,097	1	0.36%
Federal funds sold	1,248	2	0.64%	1,415	1	0.28%
Other investments	2,098	35	6.67%	1,086	26	9.58%
Total earning assets	838,878	$8,309	3.96%	759,611	$7,660	4.03%
Allowance for loan losses	(9,025)			(7,794)
Other non-earning assets	102,655			107,155
Total assets	$932,508			$858,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$28,438	$2	0.03%	$14,150	$1	0.03%
Money market deposit accounts	235,539	60	0.10%	223,561	43	0.08%
Savings accounts	82,217	11	0.05%	77,903	10	0.05%
Time deposits	203,819	520	1.02%	207,908	517	0.99%
Total time and savings deposits	550,013	593	0.43%	523,522	571	0.44%
Federal funds purchased, repurchase agreements and other borrowings	26,302	8	0.12%	26,582	8	0.12%
Federal Home Loan Bank advances	26,374	72	1.09%	2,747	3	0.44%
Total interest-bearing liabilities	602,689	673	0.45%	552,851	582	0.42%
Demand deposits	227,880			204,623
Other liabilities	5,586			6,603
Stockholders' equity	96,353			94,895
Total liabilities and stockholders' equity	$932,508			$858,972
Net interest margin		$7,636	3.64%		$7,078	3.73%

*Computed on a fully tax-equivalent basis using a 34% rate; the tax-equivalent adjustment to interest income was $248 thousand
**Annualized

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the six months ended June 30,
	2017			2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$638,262	$13,953	4.37%	$575,812	$13,038	4.53%
Investment securities:
Taxable	105,303	987	1.87%	112,804	1,019	1.81%
Tax-exempt*	71,618	1,283	3.58%	66,228	1,151	3.48%
Total investment securities	176,921	2,270	2.57%	179,032	2,170	2.42%
Interest-bearing due from banks	1,710	8	0.94%	1,901	5	0.53%
Federal funds sold	1,422	5	0.70%	1,526	2	0.26%
Other investments	1,537	49	6.38%	1,266	41	6.48%
Total earning assets	819,852	$16,285	3.97%	759,537	$15,256	4.02%
Allowance for loan losses	(8,710)			(7,815)
Other non-earning assets	105,422			109,521
Total assets	$916,564			$861,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$28,332	$5	0.04%	$12,583	$2	0.03%
Money market deposit accounts	235,798	112	0.09%	223,097	88	0.08%
Savings accounts	81,114	20	0.05%	77,545	19	0.05%
Time deposits	205,469	1,039	1.01%	208,439	1,034	0.99%
Total time and savings deposits	550,713	1,176	0.43%	521,664	1,143	0.44%
Federal funds purchased, repurchase agreements and other borrowings	23,482	13	0.11%	25,972	14	0.11%
Federal Home Loan Bank advances	13,260	72	1.09%	7,143	144	4.03%
Total interest-bearing liabilities	587,455	1,261	0.43%	554,779	1,301	0.47%
Demand deposits	227,971			205,167
Other liabilities	5,715			6,615
Stockholders' equity	95,423			94,682
Total liabilities and stockholders' equity	$916,564			$861,243
Net interest margin		$15,024	3.67%		$13,955	3.67%

*Computed on a fully tax-equivalent basis using a 34% rate; the tax-equivalent adjustment to interest income was $499 thousand
**Annualized

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

The provision for loan losses was $1.7 million in the first six months of 2017, compared to $1.4 million in the first six months of 2016. For the second quarter, the Company added $1.0 million in 2017 and $1.3 million in 2016.

Approximately $500 thousand of the provision for loan losses in the six months ended June 30, 2017 was due to growth in loans, which required the Company to set aside additional funds. The remainder of the increase was primarily due to the deteriorating condition of a long-standing borrowing relationship. Based on changes in the collateral for this relationship, management charged off $787 thousand in the second quarter of 2017.  Because this charge-off was on a loan for which it had already provided a specific reserve, the Company determined the $1.0 million addition to the provision for the second quarter of 2017 was appropriate.

Net loans charged off as a percent of total loans on an annualized basis were 0.35% for the first six months of 2017, or $1.2 million, compared to 0.40%, or $1.2 million, in the first six months of 2016.

Noninterest Income
Noninterest income was $4.1 million and $7.3 million, respectively, in the three and six months ended June 30, 2017, an increase of $805 thousand or 24.50% from the second quarter of 2016 and an increase of $303 thousand or 4.36% from the six months ended June 30, 2016. The changes in comparisons between 2016 and 2017 result primarily from (1) the initial implementation in the first quarter of 2016 of a new strategy for the investment portfolio, resulting in increased activity within the investment portfolio that was not repeated in 2017, and (2) the acquisition in the second quarter of 2017 of the outstanding interest in Old Point Mortgage, LLC, which is now included in the Company's consolidated financial statements.

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

Year-to-Date Review
Unless otherwise noted, all comparisons in this section are between the six months ended June 30, 2017 and 2016.

Gains on sales of available-for-sale securities decreased $428 thousand.  While management continued to monitor the investment portfolio and make changes congruent with the strategy for the investment portfolio, purchases and sales in the first half of 2017 were fewer than in the first quarter of 2016, with correspondingly smaller gains.

As a result of the purchase of the outstanding ownership interest in OPM in the second quarter of 2017, the Bank became the sole member of OPM. In accordance with GAAP, the Company recorded income of $550 thousand related to the fair value of its previously-held equity interest in OPM, reflected as gain on acquisition of Old Point Mortgage in the Consolidated Statements of Income.

Income from mortgage banking activities increased $201 thousand. The Company's consolidated financial statements now include OPM, with its income reported in noninterest income as income from mortgage banking activities. In 2016, the Bank owned only 49% of OPM and accounted for its investment under the equity method. Under this method, the Bank recorded its proportionate share of OPM's net income (all income net of all expenses, including income tax). With the completion of the full acquisition of OPM, the Bank now receives 100% of OPM's income. The Bank's investment in OPM is also now accounted for on a consolidated basis, and as a result, OPM's gross revenues are reported in noninterest income and its expenses are reported in individual categories of noninterest expense, rather than as a net figure in noninterest income. The increase from a 49% to 100% ownership interest and the conversion from equity to consolidation accounting led to the significant increase in this category.

Other significant changes in noninterest income were in income from fiduciary activities (increased $139 thousand or 7.82%) and service charges on deposit accounts (decreased $153 thousand or 7.67%). Income from fiduciary activities is heavily impacted by the market value of assets under management, and improvements in the stock market during the fourth quarter of 2016 and first quarter of 2017 increased income in this category. Service charges on deposit accounts decreased primarily due to lower overdraft fee income and lower service charges on both personal and business accounts. Increased regulation of overdraft fee income has reduced the Company's income in this category in prior years, a decline that continued in the first half of 2017.
Second Quarter Review
Unless otherwise noted, all comparisons in this section are between the second quarter of 2017 and the second quarter of 2016.

Income from mortgage banking activities increased $204 thousand and the Company recorded income of $550 thousand related to its previously-held equity interest in OPM due to the purchase of OPM and subsequent conversion to consolidation accounting discussed above. Income from fiduciary activities increased $74 thousand or 8.44%, while service charges on deposit accounts decreased $105 thousand or 10.28%. Both changes were for the reasons discussed in the "Year-to-Date Review" section above.

Noninterest Expense
Noninterest expense increased $785 thousand or 9.25%, when comparing the six months ended June 30, 2017 to the same period in 2016 and increased $400 thousand or 2.28% when comparing the second quarters of 2017 and 2016.

Year-to-Date Review
Unless otherwise noted, all comparisons in this section are between the six months ended June 30, 2017 and 2016.

Noninterest expense in 2016 was impacted by the Company's early payoff of an FHLB advance in the first quarter of that year, which required the Company to pay a fee of $391 thousand. The lack of such a fee in 2017, along with decreases in certain categories of noninterest expense, reduces the impact of increases in other categories of noninterest expense, as discussed below.

Salaries and employee benefits (increased $502 thousand or 5.00%): In the second quarter of 2017, the Company accrued for the compensation package provided to its retiring Chief Financial Officer. In addition to this accrual, the consolidation of OPM increased salary and commission expenses, as did the hiring of additional lending staff to support the Company's strategic plan.


Occupancy and equipment (increased $155 thousand or 5.64%): The Company continues to improve its disaster recovery plan, building on the more sophisticated disaster recovery plan initially begun in the third quarter of 2015. New service contracts and purchases of depreciable equipment both contributed to the increase in occupancy and equipment.


FDIC insurance (decreased $127 thousand or 39.56%): Beginning in the third quarter of 2016, the FDIC made changes to the way that insurance premiums are calculated. Management expects the lower levels of expense to continue into the foreseeable future.


Legal and audit expenses (decreased $109 thousand or 21.93%): The Company's 2016 proxy statement included numerous proposals, including changes to the Company's articles of incorporation, the addition of an employee stock purchase plan, and the addition of a new stock incentive plan, all of which required extensive review by outside legal counsel. The implementation of stockholder-approved proposals following the 2016 Annual Meeting of Stockholders also increased legal and audit expense during 2016, while there were no equivalent expenses in 2017.

	Other outside service fees (increased $144 thousand or 39.89%): Due to the large increase in the Bank's auto dealer loan portfolio, costs to process and service these loans also increased.

Employee professional development (increased $128 thousand or 39.14%): Prior to the retirement of the Company's CFO in the second quarter of 2017, the Company retained a recruitment firm specializing in executive searches. Expenses for this firm are included in this category of noninterest expense.


ATM and other losses (increased $162 thousand or 95.29%): Branch robberies and fraud losses increased this expense in the first half of 2017. The Company has implemented improvements to its fraud detection process and continues to monitor new frauds to determine if additional changes are necessary.


Loss (gain) on other real estate owned (decreased $126 thousand or 116.67%): In 2016 and 2017, the Company worked diligently to sell the properties held in other real estate owned, with the last two sales closing in the second quarter of 2017. Prior to 2017, both properties had already been written down to the anticipated sales price (less costs to sell); the Company recorded a small gain on the final sales in 2017, as compared to a loss in the first half of 2016.

The Company's income tax expense increased $149 thousand, due to both higher income before taxes and a higher effective tax rate. The Company's effective tax rate remains low due to its investments in tax-exempt securities and its receipt of federal income tax credits for its investment in certain housing projects. As the Company's income was higher in 2017 than in 2016 while the amount of credits received in each year is similar, the Company's effective tax rate increased from a net tax benefit to an effective tax rate of 2.32%.

Second Quarter Review
Unless otherwise noted, all comparisons in this section are between the second quarter of 2017 and the second quarter of 2016.

The most significant changes in quarterly noninterest expense were in four line items: salaries and employee benefits (increased $559 thousand or 11.43%); FDIC insurance (decreased $58 thousand or 37.18%); legal and audit expenses (decreased $81 thousand or 27.46%); other outside service fees (increased $128 thousand or 71.91%); and ATM and other losses (increased $72 thousand or 86.75%). All of these categories were affected by the same factors as discussed above for the year-to-date periods.

Income tax expense for the quarter was up from the comparable period last year, due to higher net income before taxes and a higher effective tax rate. The Company's effective tax rate was higher as taxable income increased more than both tax-exempt income and the Company's tax credits. As in the year-to-date periods discussed above, the Company's investments in tax-exempt securities and low-income housing projects have generally helped to keep its effective tax rate low, which management expects will continue.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2016 and June 30, 2017.

Assets as of June 30, 2017 were $952.5 million, an increase of $49.6 million or 5.49%, with net loans growing $76.9 million. During the first half of 2017, loan growth was primarily funded by increases in low-cost deposits. However, deposit balances declined during June, with the Company relying on net cash flows from the securities portfolio ($30.8 million) and additional FHLB advances ($50.0 million) to fund the shortfall. Total deposits declined $7.3 million or 0.93%, from $784.5 million at December 31, 2016 to $777.2 million at June 30, 2017. Despite the overall decline in deposits, low-cost deposits were essentially flat, with almost all of the decrease in higher-cost time deposits. Management monitors available liquidity closely and adjusts deposit rates according to the Company's needs. The declines in deposits were offset by increases in overnight repurchase agreements and the portion of FHLB advances not used to fund loan growth.

The majority of the Company's loan growth was in the consumer loans category and was driven by indirect dealer lending. In September 2016, the Company re-opened its dealer lending department. The consumer auto loan portfolio grew $58.8 million in the first half of 2017, which management expects will contribute positively to interest income in the future. While there are risks inherent in any new loan program, the Company has hired knowledgeable staff and put in place programs and policies to mitigate those risks. Management is monitoring the allowance for loan losses carefully and will make changes as the portfolio ages.

Consumer loans were also increased by the purchase of $7.6 million in consumer installment loans. The Company maintains a dedicated reserve account funded by the seller of the consumer installment loans. The balance in the reserve account averages 10 - 12% of the outstanding principal balance of these purchased consumer loans. Any loan losses in this portfolio are covered first by the reserve account; loans are charged against the allowance for loan losses only if the funds available in the reserve account are not sufficient.

Average assets for the first six months of 2017 were $916.6 million compared to $861.2 million for the first six months of 2016, an increase of 6.42%. Comparing the first six months of 2017 to the first six months of 2016, average loan growth of $62.5 million was funded by average deposit growth of $51.9 million and a $6.1 million increase in average FHLB advances.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of June 30, 2017.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of June 30, 2017
(dollars in thousands)

	Amount	Percent
Subprime	$22,097	13.41%
Non-subprime	142,628	86.59%
	$164,725	100.00%

Total loans	$679,789

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.25%

In addition to the subprime loans secured by real estate discussed above, as of June 30, 2017, the Company had an additional $10.4 million in subprime consumer loans that were not government guaranteed, were unsecured, or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of June 30, 2017 were $32.5 million, amounting to 4.78% of the Company's total loans at June 30, 2017.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of June 30, 2017, the Bank's unpledged, available-for-sale securities totaled $91.9 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the second quarter of 2017, the Company had $130.9 million in FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the second quarter of 2017, the Company had $55.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company's consolidated statements of cash flows, net cash provided by operating activities was $3.7 million, net cash used in investing activities was $45.7 million and net cash provided by financing activities was $46.5 million for the six months ended June 30, 2017. Combined, this contributed to a $4.5 million increase in cash and cash equivalents for the six months ended June 30, 2017.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

Based on the Company's management of liquid assets, the availability of borrowed funds, and the Company's ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customers' future borrowing needs.

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

The majority of the loans past due 90 days or more and accruing interest are student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. When a loan changes from "past due 90 days or more and accruing interest" status to "nonaccrual" status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to the allowance for loan losses to cover the anticipated deficiency, based on information available to management at that time.

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

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	June 30,	December 31,	Increase
	2017	2016	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$1,610	$231	$1,379
Consumer loans	81	81	0
Real estate-mortgage (1)	9,865	6,847	3,018
Total nonaccrual loans	$11,556	$7,159	$4,397

Loans past due 90 days or more and accruing interest
Real estate-mortgage (1)	$544	$276	$268
Consumer loans (2)	2,823	2,603	220
Other	3	5	(2)
Total loans past due 90 days or more and accruing interest	$3,370	$2,884	$486

Restructured loans
Commercial	$103	$144	$(41)
Real estate-construction	93	96	(3)
Real estate-mortgage (1)	13,996	11,616	2,380
Total restructured loans	$14,192	$11,856	$2,336
Less nonaccrual restructured loans (included above)	8,553	2,838	5,715
Less restructured loans currently in compliance (3)	5,639	9,018	(3,379)
Net nonperforming, accruing restructured loans	$0	$0	$0

Nonperforming loans	$14,926	$10,043	$4,883

Other real estate owned
Construction, land development, and other land	$0	$940	$(940)
Former bank building	0	127	(127)
Total other real estate owned	$0	$1,067	$(1,067)

Total nonperforming assets	$14,926	$11,110	$3,816

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The portion of these guaranteed loans that is past due 90 days or more totaled $2.8 million at June 30, 2017 and $2.6 million at December 31, 2016.

(3) As of June 30, 2017 and December 31, 2016, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of June 30, 2017 were $14.9 million, $3.8 million higher than nonperforming assets as of December 31, 2016. Nonaccrual loans increased $4.4 million when comparing the balances as of June 30, 2017 to December 31, 2016. Two long-standing loan relationships were placed on nonaccrual status in the first quarter of 2017, based on declines in the borrowers' performance and changes in the status of the loans' collateral; the outstanding balances on these relationships totaled $2.9 million as of June 30, 2017. Two additional relationships were placed on nonaccrual during the second quarter of 2017, with balances of $1.5 million as of June 30, 2017. Together, these four relationships make up the majority of the increase in nonaccrual loans between December 31, 2016 and June 30, 2017, with increases partially offset by the payoff and/or charge-off of other loans that were on nonaccrual status at December 31, 2016. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at June 30, 2017 was related to a few large credit relationships. Of the $11.6 million of nonaccrual loans at June 30, 2017, $8.0 million, or approximately 69.23%, was comprised of three credit relationships of $3.7 million, $2.17 million, and $2.16 million. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral.

Loans past due 90 days or more and accruing interest increased $486 thousand. As of June 30, 2017, $2.8 million of the $3.4 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company. Net of past due government-guaranteed student loans, loans past due 90 days or more and accruing interest increased $251 thousand due to the maturity of a single real estate mortgage loan; management expects the renewal of this loan to be completed in the third quarter of 2017.

Total restructured loans increased by $2.3 million from December 31, 2016 to June 30, 2017 primarily due to paydowns and charge-offs on restructured loans, partially offset by the restructuring of one additional loan. All accruing TDRs are performing in accordance with their modified terms.

The Company's two remaining OREO properties were sold in the second quarter of 2017, and no additional properties were added.

The majority of the loans that make up the nonaccrual balance have been written down to their net realizable value. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, the majority of nonaccrual loans at June 30, 2017 and December 31, 2016 were collateralized by real estate.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2017 and December 31, 2016, the impaired loan component of the allowance for loan losses was essentially unchanged, amounting to $660 thousand and $800 thousand, respectively.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. For the June 30, 2017 calculation, the qualitative factors which had the most significant impact on the allowance were those affected by changes in past due loans and changes in collateral-dependent loans, with increases applied to the allowance in both cases.

Historical loss is the final component of the allowance for loan losses and is calculated based on the migration of loans from performing to charge-off over a period of time that management deems appropriate to provide a reasonable estimate of losses inherent in the loan portfolio. With the December 31, 2016 and June 30, 2017 calculation, the historical loss was based on four migration periods of twelve quarters each.

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans).

During the first half of 2017, the Company saw a decrease of $3.4 million in loans rated as other assets especially mentioned (OAEM) and a decrease of $417 thousand in loans rated substandard when comparing December 31, 2016 to June 30, 2017, based on internally assigned risk grades. The Company may also assign loans to the risk grades of doubtful or loss, but as of June 30, 2017 and December 31, 2016, the Company had no loans in these categories.

On a combined basis, the historical loss and qualitative factor components amounted to $8.1 million and $7.4 million as of June 30, 2017 and December 31, 2016, respectively, with the increase primarily attributable to growth in the loan portfolio.

The allowance for loan losses was 1.28% of total loans on June 30, 2017 and 1.37% of total loans on December 31, 2016. As of June 30, 2017, the allowance for loan losses was 58.35% of both nonperforming assets and nonperforming loans, compared to 74.21% and 82.10%, respectively, as of December 31, 2016. The decrease in the allowance as a percent of total loans is primarily due to declines in loans rated OAEM and substandard, as well as improvements in the financial condition of certain loans for which the Company has a specific allocation.

Capital Resources
Total stockholders' equity as of June 30, 2017 was $96.9 million, an increase of $2.9 million or 3.10% from $94.0 million at December 31, 2016.

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

The following is a summary of the Company's capital ratios at June 30, 2017. As shown below, these ratios were all well above the regulatory minimum levels and demonstrate that the Company's capital position remains strong.

	2017 Regulatory Minimums	June 30, 2017
Common Equity Tier 1 Capital	4.500%	12.25%
Tier 1 Capital	6.000%	12.25%
Tier 1 Leverage	4.000%	10.63%
Total Capital	8.000%	13.33%
Capital Conservation Buffer	1.250%	5.33%

Book value per share was $19.44 at June 30, 2017 as compared to $19.35 at June 30, 2016. Cash dividends were $1.1 million or $0.22 per share in the first six months of 2017 and $992 thousand or $0.20 per share in the first six months of 2016.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

As of June 30, 2017, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2016 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2017, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2016 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Company receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short-term until maturity. Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to this risk.

Three complementary modeling techniques are utilized to measure and monitor the exposure to interest rate risk: static gap analysis, earnings simulation analysis, and economic value of equity (EVE) analysis. Static gap measures the aggregate dollar volume of rate-sensitive assets relative to rate-sensitive liabilities re-pricing over various time horizons. This metric does not effectively capture the re-pricing characteristics or embedded optionality of the Company's assets and liabilities, so it is not relied upon or addressed here. Earnings simulation measures the potential effect of changes in market interest rates on future net interest income. This analysis incorporates management's assumptions for product pricing and pre-payment expectations and is the Company's preferred tool to assess its interest rate sensitivity in the short- to medium-term. The simulation utilizes a "static" balance sheet approach, which assumes that management makes no changes to the composition of the balance sheet to mitigate the impact of interest rate changes. EVE modeling estimates the fair value of assets and liabilities in different interest rate environments using discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. This measure provides an indication of the future earnings capacity of the balance sheet, and the change in EVE over different rate scenarios is a measure of long-term interest rate risk. The Company places less emphasis on EVE results due to the inherent imprecision of cash flow estimations and the limitation utility of a static balance sheet assumption over the long-term.

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

Under the rate shock simulation utilized by management, rate changes in 50 to 100 basis point increments are applied to assess the impact on the Company's earnings at June 30, 2017. The rate change model assumes that these changes will occur gradually over the course of a year. The model reveals that a 50 basis point ramped decrease in rates would cause an approximate annual decrease of 0.35% in net interest income. The model reveals that a 50 basis point ramped rise in rates would cause an approximate annual decrease of 0.27% in net interest income and that a 100 basis point ramped rise in rates would cause an approximate annual decrease of 0.55% in net interest income. This seemingly incongruous result is due to the persistent, low-rate environment. Certain deposits and other funding liabilities cannot realistically re-price lower, so they are more sensitive to rising rates than falling rates.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended June 30, 2017, the Company repurchased 830 shares related to the exercise of awards.

During the three months ended June 30, 2017, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

The following table summarizes repurchases of the Company's common stock that occurred during the three months ended June 30, 2017 in connection with the exercise of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017-April 30, 2017	830	$30.17	n/a	n/a
May 1, 2017-May 31, 2017	0	0.00	n/a	n/a
June 1, 2017-June 30, 2017	0	0.00	n/a	n/a

Total	830	$30.17

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

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.1.1	Articles of Amendment to Articles of Incorporation of Old Point Financial Corporation, effective May 26, 2016 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed May 31, 2016)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated August 9, 2016 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 10, 2016)

10.6	Base Salaries of Executive Officers of the Registrant (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 15, 2017)

10.18
Additional Employment Arrangement by and among Laurie D. Grabow and Old Point Financial Corporation and The Old Point National Bank of Phoebus dated as of May 23, 2017 (incorporated by reference to Exhibit 10.18 to Form 8-K filed May 23, 2017)

10.19	Time-Based Restricted Stock Agreement, dated July 11, 2017, between Old Point Financial Corporation and Jeffrey W. Farrar (incorporated by reference to Exhibit 10.19 to Form 8-K filed July 13, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2017), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 8, 2017	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 8, 2017	/s/Jeffrey W. Farrar
Jeffrey W. Farrar
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)