Form 10-Q
period 2017-09-30
OLD POINT FINANCIAL CORP
filed 2017-11-14
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

5,018,678 shares of common stock ($5.00 par value) outstanding as of October 31, 2017

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	1

	Consolidated Balance Sheets September 30, 2017 (unaudited) and December 31, 2016	1

	Consolidated Statements of Income Three Months Ended September 30, 2017 and 2016 (unaudited) Nine Months Ended September 30, 2017 and 2016 (unaudited)	2

	Consolidated Statements of Comprehensive Income Three Months Ended September 30, 2017 and 2016 (unaudited) Nine Months Ended September 30, 2017 and 2016 (unaudited)	3

	Consolidated Statements of Changes in Stockholders' Equity Nine Months Ended September 30, 2017 and 2016 (unaudited)	4

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2017 and 2016 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	48

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

	Signatures	52

i

GLOSSARY OF DEFINED TERMS

ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CET1	Common Equity Tier 1
Citizens National	Citizens National Bank
Company	Old Point Financial Corporation
CRA	Community Reinvestment Act
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRS	Internal Revenue Service
OAEM	Other Assets Especially Mentioned
OCC	Office of the Comptroller of the Currency
OPM	Old Point Mortgage
OREO	Other Real Estate Owned
Pending Acquisition	Acquisition of Citizens National pursuant to a definitive merger agreement by and among the Company, the Bank and Citizens National, dated as of October 27, 2017
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.
VIE	Variable Interest Entities

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(dollars in thousands except per share data)
	(unaudited)	*
Assets

Cash and due from banks	$12,496	$21,885
Interest-bearing due from banks	1,648	1,667
Federal funds sold	1,291	2,302
Cash and cash equivalents	15,435	25,854
Securities available-for-sale, at fair value	164,112	199,365
Restricted securities, at cost	2,890	970
Loans held for sale, at fair value	981	-
Loans held for investment, net of allowance for loan losses of $8,951 and $8,245	692,045	595,637
Premises and equipment, net	37,750	39,324
Bank-owned life insurance	25,802	25,206
Other real estate owned, net of valuation allowance	-	1,067
Other assets	15,482	15,543
Total assets	$954,497	$902,966

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$223,442	$228,641
Savings deposits	344,654	344,452
Time deposits	214,349	211,409
Total deposits	782,445	784,502
Federal funds purchased	2,000	-
Overnight repurchase agreements	21,885	18,704
Federal Home Loan Bank advances	45,000	-
Accrued expenses and other liabilities	5,526	5,770
Total liabilities	856,856	808,976

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,009,630 and 4,961,258 shares outstanding (includes 2,245 and zero shares of nonvested restricted stock)	25,037	24,806
Additional paid-in capital	17,112	16,427
Retained earnings	58,179	56,965
Accumulated other comprehensive loss, net	(2,687)	(4,208)
Total stockholders' equity	97,641	93,990
Total liabilities and stockholders' equity	$954,497	$902,966

See Notes to Consolidated Financial Statements.
*  Derived from audited Consolidated Financial Statements

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$7,642	$6,646	$21,532	$19,619
Interest on due from banks	4	25	12	30
Interest on federal funds sold	1	2	6	4
Interest on securities:
Taxable	487	357	1,474	1,376
Tax-exempt	385	371	1,232	1,131
Dividends and interest on all other securities	49	35	98	76
Total interest and dividend income	8,568	7,436	24,354	22,236

Interest Expense:
Interest on savings deposits	103	56	240	165
Interest on time deposits	560	538	1,599	1,572
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	13	6	26	20
Interest on Federal Home Loan Bank advances	161	33	233	177
Total interest expense	837	633	2,098	1,934
Net interest income	7,731	6,803	22,256	20,302
Provision for (recovery of) loan losses	1,275	(100)	2,925	1,300
Net interest income, after provision for (recovery of) loan losses	6,456	6,903	19,331	19,002

Noninterest Income:
Income from fiduciary activities	903	858	2,820	2,636
Service charges on deposit accounts	1,001	1,039	2,844	3,035
Other service charges, commissions and fees	1,050	968	3,141	3,019
Income from bank-owned life insurance	198	215	595	647
Income from mortgage banking activities	172	187	462	276
Gain on sale of available-for-sale securities, net	2	7	89	522
Gain on acquisition of Old Point Mortgage	-	-	550	-
Other operating income	35	53	114	143
Total noninterest income	3,361	3,327	10,615	10,278

Noninterest Expense:
Salaries and employee benefits	5,104	5,063	15,650	15,107
Occupancy and equipment	1,444	1,373	4,347	4,121
Data processing	473	419	1,328	1,276
FDIC insurance	128	66	322	387
Customer development	153	146	451	450
Legal and audit expenses	216	372	604	869
Other outside service fees	292	200	797	561
Employee professional development	196	147	651	474
Loan expenses	302	46	483	103
Capital stock tax	141	128	422	390
ATM and other losses	103	131	435	301
Prepayment fee on Federal Home Loan Bank advance	-	-	-	391
Loss (gain) on other real estate owned	-	45	(18)	153
Other operating expenses	564	553	1,620	1,682
Total noninterest expense	9,116	8,689	27,092	26,265
Income before income taxes	701	1,541	2,854	3,015
Income tax expense (benefit)	(56)	212	(6)	113
Net income	$757	$1,329	$2,860	$2,902

Basic earnings per share
Weighted average shares outstanding	4,993,805	4,959,009	4,985,135	4,959,009
Net income per share of common stock	$$0.15	$$0.27	$$0.57	$$0.59

Diluted earnings per share
Weighted average shares outstanding	5,003,785	4,959,009	4,997,231	4,959,009
Net income per share of common stock	$$0.15	$$0.27	$$0.57	$$0.59

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited, dollars in thousands)
Net income	$757	$1,329	$2,860	$2,902
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	57	(299)	1,521	1,877
Comprehensive income	$814	$1,030	$4,381	$4,779

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(unaudited, dollars in thousands except per share data)
NINE MONTHS ENDED SEPTEMBER 30, 2017

Balance at beginning of period	4,961,258	$24,806	$16,427	$56,965	$(4,208)	$93,990
Net income	-	-	-	2,860	-	2,860
Other comprehensive income, net of tax	-	-	-	-	1,521	1,521
Exercise of stock options	48,287	241	727	-	-	968
Employee Stock Purchase Plan share issuance	2,523	13	58	-	-	71
Repurchase of common stock related to stock option exercises	(4,683)	(23)	(109)	-	-	(132)
Stock-based compensation expense	-	-	9	-	-	9
Cash dividends ($0.33 per share)	-	-	-	(1,646)	-	(1,646)

Balance at end of period	5,007,385	$25,037	$17,112	$58,179	$(2,687)	$97,641

NINE MONTHS ENDED SEPTEMBER 30, 2016

Balance at beginning of period	4,959,009	$24,795	$16,392	$55,151	$(3,162)	$93,176
Net income	-	-	-	2,902	-	2,902
Other comprehensive income, net of tax	-	-	-	-	1,877	1,877
Cash dividends ($0.30 per share)	-	-	-	(1,488)	-	(1,488)

Balance at end of period	4,959,009	$24,795	$16,392	$56,565	$(1,285)	$96,467

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(unaudited, dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,860	$2,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,081	2,034
Provision for loan losses	2,925	1,300
Net gain on sale of available-for-sale securities	(89)	(522)
Net amortization of securities	1,727	1,595
(Increase) in loans held for sale	(981)	-
Net (gain) loss on disposal of premises and equipment	4	(3)
Net (gain) loss on write-down/sale of other real estate owned	(18)	153
Income from bank owned life insurance	(595)	(647)
Stock compensation expense	9	-
Deferred tax benefit	(171)	(256)
Increase in other assets	(552)	(942)
Increase (decrease) in other liabilities	(244)	363
Net cash provided by operating activities	6,956	5,977

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(25,220)	(104,082)
Proceeds from redemption (cash used in purchases) of restricted securities, net	(1,920)	196
Proceeds from maturities and calls of available-for-sale securities	46,625	42,330
Proceeds from sales of available-for-sale securities	7,030	106,761
Paydowns on available-for-sale securities	7,484	8,734
(Purchases) paydowns of consumer installment loans, net	(7,275)	-
Net increase in all other loans (including repayments on student loans)	(92,058)	(26,703)
Proceeds from sales of other real estate owned	1,084	1,625
Payments for improvements to other real estate owned	-	(52)
Purchases of premises and equipment	(510)	(710)
Net cash provided by (used in) investing activities	(64,760)	28,099

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(5,199)	10,930
Increase in savings deposits	202	3,818
Increase in time deposits	2,940	3,278
Increase (decrease) in federal funds purchased and repurchase agreements, net	5,181	(7,711)
Increase in Federal Home Loan Bank advances	120,000	55,000
Repayment of Federal Home Loan Bank advances	(75,000)	(60,000)
Proceeds from exercise of stock options and ESPP issuance	1,039	-
Repurchase and retirement of common stock	(132)	-
Cash dividends paid on common stock	(1,646)	(1,488)
Net cash provided by financing activities	47,385	3,827

Net increase (decrease) in cash and cash equivalents	(10,419)	37,903
Cash and cash equivalents at beginning of period	25,854	36,990
Cash and cash equivalents at end of period	$15,435	$74,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,029	$1,948
Income tax	$750	$-

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$2,305	$2,844
Former bank property transferred from fixed assets to foreclosed properties	$-	$127

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. General

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at September 30, 2017 and December 31, 2016, the statements of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the statements of changes in stockholders' equity and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2016 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). Also included are the accounts of Old Point Mortgage, LLC (OPM) which became a wholly-owned subsidiary of the Bank in the second quarter of 2017. All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of September 30, 2017, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through its subsidiary, OPM. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

SUBSEQUENT EVENTS

In accordance with ASC 855-10, "Subsequent Events," the Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

On October 27, 2017, the Company and the Bank entered into a definitive Agreement and Plan of Reorganization with Citizens National Bank (OTC Pink: CNBV) (Citizens National) pursuant to which the Company will acquire Citizens National in a stock and cash transaction for total consideration valued at approximately $7.9 million (the Pending Acquisition), based on a volume-weighted average price of $31.48 for Old Point common stock for the three trading days ended October 27, 2017. Upon the closing of the Pending Acquisition, Citizens National will merge into the Bank with the Bank as the surviving entity. The Pending Acquisition  has been unanimously approved by the boards of directors of the Company, the Bank and Citizens National. The Pending Acquisition  is expected to be completed in first quarter of 2018, subject to the approval of Citizens National shareholders as well as customary regulatory approvals and other closing conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

During February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. As the Company owns the majority of its buildings, management does not anticipate that the ASU will have a material impact.

During June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and has formed a committee to oversee the adoption of the new standard. The ALLL model currently in use by the Company already provides it with the ability to archive prior period information and contains loan balance and charge-off information beginning with September 30, 2011. The committee has reviewed the data included in each monthly archive file and has added fields to enhance its data analysis capabilities under the new standard.

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

During January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements. The Company's pending merger with Citizens National Bank will be accounted for under the acquisition accounting guidance.

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

During August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities."  The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes.  Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update.   The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period.  The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

Note 2. Securities

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2017
Obligations of U.S. Government agencies	$9,574	$11	$(92)	$9,493
Obligations of state and political subdivisions	67,815	771	(152)	68,434
Mortgage-backed securities	78,436	-	(1,120)	77,316
Money market investments	1,169	-	-	1,169
Corporate bonds and other securities	7,349	166	(5)	7,510
Other marketable equity securities	100	90	-	190
Total	$164,443	$1,038	$(1,369)	$164,112

December 31, 2016
U.S. Treasury securities	$20,000	$-	$-	$20,000
Obligations of U.S. Government agencies	9,361	-	(166)	9,195
Obligations of state and political subdivisions	78,645	358	(1,016)	77,987
Mortgage-backed securities	85,649	18	(1,973)	83,694
Money market investments	647	-	-	647
Corporate bonds and other securities	7,598	92	(12)	7,678
Other marketable equity securities	100	64	-	164
Total	$202,000	$532	$(3,167)	$199,365

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

The Company has not recorded impairment charges through income on securities for the three or nine months ended September 30, 2017 or the year ended December 31, 2016.

The following table summarizes realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Securities Available-for-sale
Realized gains on sales of securities	$2	$24	$89	$578
Realized losses on sales of securities	-	(17)	-	(56)
Net realized gain	$2	$7	$89	$522

The following table shows the number of securities with unrealized losses, and the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

September 30, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
September 30, 2017	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$10	$4,393	$82	$3,120	$92	$7,513	11
Obligations of state and political subdivisions	80	5,006	72	6,898	152	11,904	15
Mortgage-backed securities	257	32,054	863	45,262	1,120	77,316	24
Corporate bonds	1	1,299	4	295	5	1,594	10
Total securities available-for-sale	$348	$42,752	$1,021	$55,575	$1,369	$98,327	60

December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
December 31, 2016	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$166	$9,195	$-	$-	$166	$9,195	6
Obligations of state and political subdivisions	1,016	38,020	-	-	1,016	38,020	56
Mortgage-backed securities	1,973	80,680	-	-	1,973	80,680	23
Corporate bonds	11	1,787	1	100	12	1,887	13
Total securities available-for-sale	$3,166	$129,682	$1	$100	$3,167	$129,782	98

Certain investments within the Company's portfolio had unrealized losses for more than twelve months at September 30, 2017 and December 31, 2016, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2017 or December 31, 2016.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$100,746	$94,827
Commercial	281,628	285,429
Construction	23,715	23,116
Second mortgages	17,557	17,128
Equity lines of credit	54,029	51,024
Total mortgage loans on real estate	477,675	471,524
Commercial and industrial loans	60,003	54,434
Consumer automobile loans	94,041	10,407
Other consumer loans	56,386	48,500
Other	12,891	19,017
Total loans, net of deferred fees (1)	700,996	603,882
Less: Allowance for loan losses	(8,951)	(8,245)
Loans, net of allowance and deferred fees and costs (1)	$692,045	$595,637

(1) Net deferred loan fees totaled $874 thousand and $522 thousand at September 30, 2017 and December 31, 2016, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $728 thousand and $536 thousand at September 30, 2017 and December 31, 2016, respectively.

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of September 30, 2017
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$98,829	$-	$1,917	$-	$100,746
Commercial	256,898	11,696	13,034	-	281,628
Construction	22,920	74	721	-	23,715
Second mortgages	16,952	446	159	-	17,557
Equity lines of credit	53,686	-	343	-	54,029
Total mortgage loans on real estate	449,285	12,216	16,174	-	477,675
Commercial and industrial loans	58,192	1,037	774	-	60,003
Consumer automobile loans	93,984	-	57	-	94,041
Other consumer loans	56,336	-	50	-	56,386
Other	12,891	-	-	-	12,891
Total	$670,688	$13,253	$17,055	$-	$700,996

Credit Quality Information
As of December 31, 2016
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$92,458	$1,138	$1,231	$-	$94,827
Commercial	260,948	10,014	14,467	-	285,429
Construction	22,219	162	735	-	23,116
Second mortgages	16,445	475	208	-	17,128
Equity lines of credit	50,387	500	137	-	51,024
Total mortgage loans on real estate	442,457	12,289	16,778	-	471,524
Commercial and industrial loans	49,979	2,278	2,177	-	54,434
Consumer automobile loans	10,407	-	-	-	10,407
Other consumer loans	48,334	-	166	-	48,500
Other	19,017	-	-	-	19,017
Total	$570,194	$14,567	$19,121	$-	$603,882

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

Age Analysis of Past Due Loans as of September 30, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$869	$-	$621	$1,490	$99,256	$100,746	$52
Commercial	169	984	3,530	4,683	276,945	281,628	974
Construction	204	-	-	204	23,511	23,715	-
Second mortgages	79	-	-	79	17,478	17,557	-
Equity lines of credit	49	-	53	102	53,927	54,029	-
Total mortgage loans on real estate	1,370	984	4,204	6,558	471,117	477,675	1,026
Commercial loans	853	154	1,226	2,233	57,770	60,003	473
Consumer automobile loans	266	44	16	326	93,715	94,041	16
Other consumer loans	1,541	585	2,466	4,592	51,794	56,386	2,466
Other	91	8	2	101	12,790	12,891	2
Total	$4,121	$1,775	$7,914	$13,810	$687,186	$700,996	$3,983

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the other consumer loans category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $4.1 million at September 30, 2017.

Age Analysis of Past Due Loans as of December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$564	$-	$496	$1,060	$93,767	$94,827	$218
Commercial	2,280	1,625	227	4,132	281,297	285,429	-
Construction	162	-	-	162	22,954	23,116	-
Second mortgages	-	200	188	388	16,740	17,128	58
Equity lines of credit	394	9	86	489	50,535	51,024	-
Total mortgage loans on real estate	3,400	1,834	997	6,231	465,293	471,524	276
Commercial loans	5	-	86	91	54,343	54,434	-
Consumer automobile loans	-	11	-	11	10,396	10,407	-
Other consumer loans	1,876	702	2,684	5,262	43,238	48,500	2,603
Other	41	12	5	58	18,959	19,017	5
Total	$5,322	$2,559	$3,772	$11,653	$592,229	$603,882	$2,884

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the other consumer loans category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $4.8 million at December 31, 2016.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	September 30, 2017	December 31, 2016
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$568	$598
Commercial	8,012	6,033
Construction	518	-
Second mortgages	-	129
Equity lines of credit	343	87
Total mortgage loans on real estate	9,441	6,847
Commercial loans	771	231
Other consumer loans	-	81
Total	$10,212	$7,159

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Interest income that would have been recorded under original loan terms	$311	$232
Actual interest income recorded for the period	179	182
Reduction in interest income on nonaccrual loans	$132	$50

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

The following tables present TDRs during the periods indicated, by class of loan. There were no troubled debt restructurings in the three months ended September 30, 2017.

Troubled Debt Restructurings by Class
For the Three Months Ended September 30, 2016
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2016
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	4	$1,002	$1,002	$1,002
Commercial	1	150	150	150
Second mortgages	1	53	53	53
Equity lines of credit	1	93	93	93
Total mortgage loans on real estate	7	1,298	1,298	1,298
Other consumer loans	2	8	8	8
Total	9	$1,306	$1,306	$1,306

Troubled Debt Restructurings by Class
For the Nine Months Ended September 30, 2017
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2017
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	1	$142	$142	$141
Commercial	2	3,663	3,663	3,653
Total	3	$3,805	$3,805	$3,794

Troubled Debt Restructurings by Class
For the Nine Months Ended September 30, 2016
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2016
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	4	$1,002	$1,002	$1
Commercial	1	150	150	0
Second mortgages	1	53	53	0
Equity lines of credit	1	93	93	0
Total mortgage loans on real estate	7	1,298	1,298	1
Commercial loans	1	152	152	0
Other consumer loans	2	8	8	0
Commercial loans	10	$1,458	$1,458	$1

Of the loans restructured in the first nine months of 2017 one was given a below-market rate for debt with similar risk characteristics and two were granted terms that the Company would not otherwise extend to borrowers with similar risk characteristics. Two of the loans restructured in the first nine months ended September 30, 2016 were given below-market rates for debt with similar risk characteristics, and eight of the loans, which were part of a single borrowing relationship, were given terms not otherwise offered to borrowers with similar risk characteristics. At September 30, 2017 and December 31, 2016, the Company had no outstanding commitments to disburse additional funds on any TDR. At December 31, 2016, the Company had $10 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure. There were loans totaling $142 thousand secured by residential 1 - 4 family real estate in the process of foreclosure at September 30, 2017.

In the three and nine months ended September 30, 2017 and 2016, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of September 30, 2017				For the nine months ended September 30, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,449	$1,980	$390	$75	$2,429	$74
Commercial	12,430	10,758	436	87	13,447	435
Construction	93	-	93	18	269	4
Second mortgages	359	201	137	15	461	12
Equity lines of credit	344	53	290	61	250	-
Total mortgage loans on real estate	$15,675	$12,992	$1,346	$256	$16,856	$525
Commercial loans	1,017	163	608	183	1,513	21
Other consumer loans	-	-	-	-	54	-
Total	$16,692	$13,155	$1,954	$439	$18,423	$546

Impaired Loans by Class
	As of December 31, 2016				For the Year Ended December 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,496	$1,835	$622	$75	$2,741	$119
Commercial	16,193	11,095	4,274	415	11,885	727
Construction	619	528	96	22	496	43
Second mortgages	526	309	141	17	511	25
Equity lines of credit	87	86	-	-	46	3
Total mortgage loans on real estate	$19,921	$13,853	$5,133	$529	$15,679	$917
Commercial loans	1,077	-	989	271	827	74
Other consumer loans	81	81	-	-	68	1
Total	$21,079	$13,934	$6,122	$800	$16,574	$992

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
Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2016 management used four twelve-quarter migration periods; at September 30, 2017 management used eight twelve-quarter migration periods. See "Changes in Allowance Methodology" section later in this note.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management's estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.0 million adequate to cover probable loan losses inherent in the loan portfolio at September 30, 2017.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Nine Months Ended September 30, 2017	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,493	$846	$5,267	$455	$184	$8,245
Charge-offs	(629)	-	(1,473)	(228)	(136)	(2,466)
Recoveries	32	104	40	33	38	247
Provision for loan losses	679	(332)	1,573	909	96	2,925
Ending balance	$1,575	$618	$5,407	$1,169	$182	$8,951
Ending balance individually evaluated for impairment	$183	$18	$238	$-	$-	$439
Ending balance collectively evaluated for impairment	1,392	600	5,169	1,169	182	8,512
Ending balance	$1,575	$618	$5,407	$1,169	$182	$8,951
Loan Balances:
Ending balance individually evaluated for impairment	$771	$93	$14,245	$-	$-	$15,109
Ending balance collectively evaluated for impairment	59,232	23,622	439,715	150,427	12,891	685,887
Ending balance	$60,003	$23,715	$453,960	$150,427	$12,891	$700,996

For the Year Ended December 31, 2016	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$633	$985	$5,628	$279	$213	$7,738
Charge-offs	(915)	-	(504)	(204)	(147)	(1,770)
Recoveries	79	3	197	28	40	347
Provision for loan losses	1,696	(142)	(54)	352	78	1,930
Ending balance	$1,493	$846	$5,267	$455	$184	$8,245
Ending balance individually evaluated for impairment	$271	$22	$507	$-	$-	$800
Ending balance collectively evaluated for impairment	1,222	824	4,760	455	184	7,445
Ending balance	$1,493	$846	$5,267	$455	$184	$8,245
Loan Balances:
Ending balance individually evaluated for impairment	$989	$624	$18,362	$81	$-	$20,056
Ending balance collectively evaluated for impairment	53,445	22,492	430,046	58,826	19,017	583,826
Ending balance	$54,434	$23,116	$448,408	$58,907	$19,017	$603,882

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

CHANGES IN ALLOWANCE METHODOLOGY

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

In the third quarter of 2017, management changed its migration approach for calculating the allowance to better match the length of the current credit cycle. The number of migration periods was changed from four to eight. Each migration period remains at twelve quarters, the length of the migration period used by the Company in prior periods. This change had the result of reducing the calculated provision from $3.4 million to $2.9 million, a difference of $447 thousand. The prior quarters' methodology was resulting in distortion between required allocations by segment and the underlying credit metrics for those segments. By increasing the number of migration periods from four to eight, the migration is better able to capture the performance of the portfolio segment over a greater portion of the credit cycle.

The following table represents the effect on the loan loss provision as a result of this change in methodology. It compares the methodology results actually used for the three and nine months ended September 30, 2017 to that used in prior periods.

	Calculated Provision Based on Current Quarter Methodology	Calculated Provision Based on Prior Quarter Methodology	Difference
	(in thousands)
Portfolio Segment:
Commercial	$679	$970	$(291)
Real estate - construction	(332)	(815)	483
Real estate - mortgage	1,573	1,859	(286)
Consumer loans	909	1,262	(353)
Other	96	96	-
Total	$2,925	$3,372	$(447)

The allowance for loan losses was 1.28% of total loans at September 30, 2017, compared to 1.37% at December 31, 2016. While the overall coverage of the allowance for loan losses decreased from December 31, 2016 at the same time that both nonaccrual loans and total past dues  increased, the increases noted in nonaccrual and past due levels are not considered reflective of general trends in the portfolio. With respect to nonaccruals, the increase is a result of two loan relationships totaling $4.0 million that were placed on nonaccrual status in the first quarter of 2017 based on declines in the borrowers' performance and changes in the status of the loans' collateral. Both relationships were identified as impaired at December 31, 2016.  Management has charged off portions of these relationships and believes that the collateral on these loans will be sufficient to cover remaining balances for which it has no specific allocation. With respect to past dues, approximately $1 million of the increase is associated with matured loans that have since renewed, and another $500 thousand is guaranteed by the SBA. Lastly, both impaired loans and classified assets reflect decreased balances from December 31, 2016, respectively.

Note 4. Low-Income Housing Tax Credits

The Company was invested in 4 separate housing equity funds at both September 30, 2017 and December 31, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.6 million and $3.9 million at September 30, 2017 and December 31, 2016, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2017 are $461 thousand, which is based on the most recent quarterly estimates received from the funds.  Additional capital calls expected for the funds totaled $1.1 million at September 30, 2017 and $2.5 million at December 31, 2016, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on Consolidated Statements of Income
	2017	2016	2017	2016
	(in thousands)
Tax credits and other tax benefits
Amortization of operating losses	$77	$73	$255	$220	ATM and other losses
Tax benefit of operating losses*	26	25	87	75	Income tax expense

Tax credits	113	101	346	273	Income tax expense

Total tax benefits	$139	$126	$433	$348

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At September 30, 2017 and December 31, 2016 the remaining credit available from these lines totaled $55.0 million. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $239.0 million and $270.0 as of September 30, 2017 and December 31, 2016, respectively.

The following table presents total short-term borrowings as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Federal funds purchased	$2,000	$-
Overnight repurchase agreements	21,885	18,704
FHLB advances	35,000	-
Total short-term borrowings	$58,885	$18,704

Maximum month-end outstanding balance	$76,319	$68,864
Average outstanding balance during the period	$49,131	$39,364
Average interest rate (year-to-date)	0.66%	0.59%
Average interest rate at end of period	0.86%	0.10%

Long-Term Borrowings

The Company had one fixed rate hybrid FHLB advance for $10.0 million classified as a long-term borrowing at September 30, 2017. The advance is scheduled to mature on February 28, 2019. There were no long-term borrowings at December 31, 2016.

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

The Company's 1998 Stock Option Plan, pursuant to which stock options could be granted to key employees and non-employee directors, expired on March 9, 2008.  Stock options that were outstanding on March 9, 2008 remained outstanding in accordance with their terms, but no new awards could be granted under the plan after March 9, 2008. Options to purchase 11,068 shares of common stock were outstanding under the Company's 1998 Stock Option Plan at September 30, 2017. The exercise price of each option equals the market price of the Company's common stock on the date of the grant and each option's maximum term is ten years.

Stock option activity for the nine months ended September 30, 2017 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2017	60,605	$20.05
Granted	-	-
Exercised	(48,287)	20.05
Canceled or expired	(1,250)	20.05
Options outstanding, September 30, 2017	11,068	$20.05	0.04	$137
Options exercisable, September 30, 2017	11,068	$20.05	0.04	$137

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount changes based on changes in the fair value of the Company's common stock.

During the nine months ended September 30, 2017, the Company received $968 thousand from the exercise of stock options. No options were exercised during the nine months ended September 30, 2016.

No options were granted during the nine months ended September 30, 2017 or the nine months ended September 30, 2016. As of September 30, 2017, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

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

Restricted stock activity for the nine months ended September 30, 2017 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2017	-	$-
Issued	2,245	33.60
Vested	-	-
Forfeited	-	-
Nonvested, September 30, 2017	2,245	$33.60

The weighted average period over which nonvested awards are expected to be recognized is 2.00 years.

The fair value of restricted stock granted during the nine months ended September 30, 2017 was $75 thousand.

The remaining unrecognized compensation expense for the shares granted during the nine months ended September 30, 2017 totaled $67 thousand as of September 30, 2017.

Stock-based compensation expense was $9 thousand for the three and nine months ended September 30, 2017. There was no stock compensation expense in 2016.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and was set at 5% for 2016 and for the first nine months of 2017.

Total stock purchases under the ESPP amounted to 999 shares during 2016. 2,523 shares were purchased under the ESPP during the nine months ended September 30, 2017. At September 30, 2017, the Company had 246,478 remaining shares reserved for issuance under this plan.

Note 7. Pension Plan

The Company provides pension benefits for eligible participants through a non-contributory defined benefit pension plan. The plan was frozen effective September 30, 2006; therefore, no additional participants will be added to the plan. The components of net periodic pension plan cost are as follows for the periods indicated:

Three months ended September 30,	2017	2016
	(in thousands)
Interest cost	$67	$70
Expected return on plan assets	(94)	(98)
Amortization of net loss	123	140
Net periodic pension plan cost	$96	$112

Nine months ended September 30,	2017	2016
	(in thousands)
Interest cost	$201	$210
Expected return on plan assets	(282)	(294)
Amortization of net loss	368	420
Net periodic pension plan cost	$287	$336

On November 23, 2016, the Company's board of directors voted to terminate the pension plan, effective January 31, 2017. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the plan by the end of the fourth quarter of 2017. Management estimates that the settlement of the plan will result in a nonrecurring pretax termination charge of $3.0 to $3.5 million, which will be recorded in the fourth quarter of 2017.

Note 8. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – Accumulated Other Comprehensive Loss

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on Consolidated Statements of Income
	2017	2016	2017	2016
	(in thousands)
Available-for-sale securities
Realized gains on sales of securities	$2	$7	$89	$522	Gain on sale of available-for-sale securities, net
Tax effect	1	2	30	177	Income tax expense
	$1	$5	$59	$345

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Nine Months Ended September 30, 2017
Balance at beginning of period	$(1,739)	$(2,469)	$(4,208)
Net change for the period	1,521	-	1,521
Balance at end of period	$(218)	$(2,469)	$(2,687)

Nine Months Ended September 30, 2016
Balance at beginning of period	$(576)	$(2,586)	$(3,162)
Net change for the period	1,877	-	1,877
Balance at end of period	$1,301	$(2,586)	$(1,285)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Nine Months Ended September 30, 2017
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,394	$814	$1,580
Reclassification adjustment for gains recognized in income	(89)	(30)	(59)

Total change in accumulated other comprehensive loss, net	$2,305	$784	$1,521

	Nine Months Ended September 30, 2016
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,366	$1,144	$2,222
Reclassification adjustment for gains recognized in income	(522)	(177)	(345)

Total change in accumulated other comprehensive loss, net	$2,844	$967	$1,877

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2017 and 2016:

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Three Months Ended September 30, 2017
Net income, basic	$757	4,994	$0.15
Potentially dilutive common shares - stock options	-	10	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$757	5,004	$0.15

Three Months Ended September 30, 2016
Net income, basic	$1,329	4,959	$0.27
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,329	4,959	$0.27

Nine Months Ended September 30, 2017
Net income, basic	$2,860	4,985	$0.57
Potentially dilutive common shares - stock options	-	12	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,860	4,997	$0.57

Nine Months Ended September 30, 2016
Net income, basic	$2,902	4,959	$0.59
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,902	4,959	$0.59

The Company had no antidilutive shares in the third quarter or first nine months of 2017. The Company did not include an average of 69 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for both the three and nine months ended September 30, 2016. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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
  Level 1: Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
  Level 2: Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
  Level 3: Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.
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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2017 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$9,493	$-	$9,493	$-
Obligations of state and political subdivisions	68,434	-	68,434	-
Mortgage-backed securities	77,316	-	77,316	-
Money market investments	1,169	-	1,169	-
Corporate bonds	7,510	-	7,510	-
Other marketable equity securities	190	-	190	-
Total available-for-sale securities	$164,112	$-	$164,112	$-

		Fair Value Measurements at December 31, 2016 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$20,000	$-	$20,000	$-
Obligations of U.S. Government agencies	9,195	-	9,195	-
Obligations of state and political subdivisions	77,987	-	77,987	-
Mortgage-backed securities	83,694	-	83,694	-
Money market investments	647	-	647	-
Corporate bonds	7,678	-	7,678	-
Other marketable equity securities	164	-	164	-
Total available-for-sale securities	$199,365	$-	$199,365	$-

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

		Carrying Value at September 30, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$316	$-	$-	$316
Commercial	349	-	-	349
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total mortgage loans on real estate	$968	$-	$-	$968

Loans
Loans held for sale	$981	$-	$981	$0

		Carrying Value at December 31, 2016 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$400	$-	$-	$400
Commercial	1,483	-	-	1,483
Construction	74	-	-	74
Total mortgage loans on real estate	$1,957	$-	$-	$1,957
Commercial loans	718	-	-	718
Total	$2,675	$-	$-	$2,675

Other real estate owned
Construction	$940	$-	$-	$940

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at September 30, 2017 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$316	Market comparables	Selling costs	0.00% - 7.25% (3.36%)
			Liquidation discount	0.00% - 4.00% (3.12%)
Commercial real estate	$349	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	6.07%
			Liquidation discount	4.00%

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2016 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$400	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,483	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial loans	$718	Market comparables	Selling costs	0.00%
			Liquidation discount	0.00% - 38.58% (32.40%)

Other real estate owned
Construction	$940	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00%

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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2017 and December 31, 2016, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$15,435	$15,435	$-	$-
Securities available-for-sale	164,112	-	164,112	-
Restricted securities	2,890	-	2,890	-
Loans held for sale	981	-	981	-
Loans, net of allowances for loan losses	692,045	-	-	691,615
Bank-owned life insurance	25,802	-	25,802	-
Accrued interest receivable	2,987	-	2,987	-

Liabilities
Deposits	$782,445	$-	$782,315	$-
Federal funds purchased	2,000	-	2,000	-
Overnight repurchase agreements	21,885	-	21,885	-
Federal Home Loan Bank advances	45,000	-	44,959	-
Accrued interest payable	297	-	297	-

		Fair Value Measurements at December 31, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$25,854	$25,854	$-	$-
Securities available-for-sale	199,365	-	199,365	-
Restricted securities	970	-	970	-
Loans, net of allowances for loan losses	595,637	-	-	594,190
Bank-owned life insurance	25,206	-	25,206	-
Accrued interest receivable	3,189	-	3,189	-

Liabilities
Deposits	$784,502	$-	$783,450	$-
Overnight repurchase agreements	18,704	-	18,704	-
Accrued interest payable	228	-	228	-

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended September 30, 2017
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$8,550	$18	$898	$(898)	$8,568
Income from fiduciary activities	-	903	-	-	903
Other income	2,275	198	50	(65)	2,458
Total operating income	10,825	1,119	948	(963)	11,929

Expenses
Interest expense	837	-	-	-	837
Provision for loan losses	1,275	-	-	-	1,275
Salaries and employee benefits	4,343	657	104	-	5,104
Other expenses	3,664	253	160	(65)	4,012
Total operating expenses	10,119	910	264	(65)	11,228

Income before taxes	706	209	684	(898)	701

Income tax expense (benefit)	(55)	72	(73)	-	(56)

Net income	$761	$137	$757	$(898)	$757

Capital expenditures	$60	$6	$-	$-	$66

Total assets	$948,377	$6,141	$97,645	$(97,666)	$954,497

	Three Months Ended September 30, 2016
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,420	$16	$1,572	$(1,572)	$7,436
Income from fiduciary activities	-	858	-	-	858
Other income	2,277	207	50	(65)	2,469
Total operating income	9,697	1,081	1,622	(1,637)	10,763

Expenses
Interest expense	633	-	-	-	633
Recovery of loan losses	(100)	-	-	-	(100)
Salaries and employee benefits	4,296	665	102	-	5,063
Other expenses	3,114	262	315	(65)	3,626
Total operating expenses	7,943	927	417	(65)	9,222

Income before taxes	1,754	154	1,205	(1,572)	1,541

Income tax expense (benefit)	284	53	(125)	-	212

Net income	$1,470	$101	$1,330	$(1,572)	$1,329

Capital expenditures	$234	$-	$-	$-	$234

Total assets	$900,160	$5,814	$96,467	$(96,685)	$905,756

	Nine Months Ended September 30, 2017
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$24,300	$52	$3,251	$(3,249)	$24,354
Income from fiduciary activities	-	2,820	-	-	2,820
Other income	7,133	708	150	(196)	7,795
Total operating income	31,433	3,580	3,401	(3,445)	34,969

Expenses
Interest expense	2,097	-	-	1	2,098
Provision for loan losses	2,925	-	-	-	2,925
Salaries and employee benefits	13,252	2,068	330	-	15,650
Other expenses	10,460	766	412	(196)	11,442
Total operating expenses	28,734	2,834	742	(195)	32,115

Income before taxes	2,699	746	2,659	(3,250)	2,854

Income tax expense (benefit)	(60)	255	(201)	-	(6)

Net income	$2,759	$491	$2,860	$(3,250)	$2,860

Capital expenditures	$504	$6	$-	$-	$510

Total assets	$948,377	$6,141	$97,645	$(97,666)	$954,497

	Nine Months Ended September 30, 2016
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$22,191	$45	$3,443	$(3,443)	$22,236
Income from fiduciary activities	-	2,636	-	-	2,636
Other income	6,954	734	150	(196)	7,642
Total operating income	29,145	3,415	3,593	(3,639)	32,514

Expenses
Interest expense	1,934	-	-	-	1,934
Provision for loan losses	1,300	-	-	-	1,300
Salaries and employee benefits	12,782	2,022	303	-	15,107
Other expenses	9,913	774	667	(196)	11,158
Total operating expenses	25,929	2,796	970	(196)	29,499

Income before taxes	3,216	619	2,623	(3,443)	3,015

Income tax expense (benefit)	181	211	(279)	-	113

Net income	$3,035	$408	$2,902	$(3,443)	$2,902

Capital expenditures	$706	$4	$-	$-	$710

Total assets	$900,160	$5,814	$96,467	$(96,685)	$905,756

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company's Annual Report on Form 10-K and management's discussion and analysis for the year ended December 31, 2016. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Caution About Forward-Looking Statements
In addition to historical information, certain statements in this report which use language such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" and similar expressions, may identify forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements are based on the beliefs of the Company's management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying estimates or assumptions will prove to be accurate. Actual results could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this report include, without limitation: statements regarding the Pending Acquisition of Citizens National; future financial performance and profitability; performance of the investment and loan portfolios, including performance of the consumer auto loan portfolio and the purchased student loan portfolio and expected trends in the quality of the loan portfolio; the effects of diversifying the loan portfolio; strategic business and growth initiatives; management's efforts to reposition the balance sheet; deposit growth; levels and sources of liquidity; the securities portfolio; use of proceeds from the sale of securities; future levels of charge-offs or net recoveries; the impact of increases in NPAs on future earnings; write-downs and expected sales of other real estate owned; income taxes; expected timing of and expense in connection with the anticipated termination of the pension plan; monetary policy actions of the Federal Open Market Committee; and changes in interest rates.

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: the possibility that any of the anticipated benefits of the Pending Acquisition of Citizens National will not be realized or will not be realized within the expected time period; Citizens National may not be integrated into the Company successfully or such integration may be more difficult, time-consuming, or costly than expected; expected revenue synergies and cost savings from the Pending Acquisition may not be fully realized or realized within the expected timeframe; revenues following the Pending Acquisition may be lower than expected; customer and employee relationships and business operations may be disrupted by the Pending Acquisition; or obtaining required regulatory approvals and the approval of Citizens National shareholders or completing the Pending Acquisition may be more difficult, time-consuming, or costly than expected. Other factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates and yields; general economic and business conditions, including unemployment levels; demand for loan products; the performance of the Company's dealer lending program; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board and any changes associated with the new administration; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the U.S. government's guarantee of repayment of student loans purchased by the Company; the level of net charge-offs on loans; deposit flows; competition; demand for financial services in the Company's market area; implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; the use of inaccurate assumptions in management's modeling systems; the real estate market; accounting principles, policies and guidelines; and other factors detailed in the Company's publicly filed documents, including its Annual Report on Form 10-K for the year ended December 31, 2016. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of date of the report.

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

About Old Point Financial Corporation
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

On October 30, 2017, the Company announced that it had entered into a definitive merger agreement with Citizens National  (OTC Pink: CNBV)  pursuant to which the Company will acquire Citizens National in a stock and cash transaction for total consideration valued at approximately $7.9 million, based on a volume-weighted average price of $31.48 for Old Point common stock for the three trading days ended October 27, 2017. Upon the closing of the Pending Acquisition, Citizens National will merge into the Bank. The Pending Acquisition has been unanimously approved by the Boards of Directors of both institutions. The Pending Acquisition is expected to be completed in first quarter 2018, subject to the approval of Citizens National shareholders as well as customary regulatory approvals and other closing conditions.

Critical Accounting Policies and Estimates
As of September 30, 2017, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2016 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments continues to be the Company's allowance for loan losses. The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2016 annual report on Form 10-K.

Executive Overview
In the third quarter of 2017, net income was $757 thousand and decreased $572 thousand when compared to the third quarter of 2016. This decrease in quarterly net income was the net effect of higher interest income, particularly on the loan portfolio; higher interest expense due to an increase in borrowings; an increased provision for loan losses as a result of increases in loans and nonperforming assets; higher noninterest income; and higher noninterest expense, driven primarily by increases in loan expenses.

Net income for the first nine months of 2017 was $2.9 million, or $0.57 per diluted share, compared to net income of $2.9 million, or $0.59 per diluted share, for the first nine months of 2016. The decrease in year-to-date net income was driven primarily by the same factors that impacted quarterly net income. Noninterest income was also positively impacted by the Old Point Mortgage acquisition in the second quarter of 2017, while noninterest expense was affected by increases in salaries and employee benefits, in addition to higher loan expenses as in the quarterly period.

Highlights of the quarter are as follows:
  The Company entered into a definitive merger agreement to acquire Citizens National in the Pending Acquisition, which is expected to close in the first quarter of 2018, subject to customary closing conditions, including regulatory and Citizens National shareholder approval.
  Total loans held for investment grew $97.1 million or 16.08% from December 31, 2016.  Average loans held for investment increased $102.7 million or 17.38% from the same quarter in the prior year.
  Deposits decreased $2.1 million or 0.26% from December 31, 2016.  Average deposits increased $24.6 million, or 3.28%, from the same quarter in the prior year.
  The net interest margin improved to 3.68%, from 3.66% for the third quarter of 2016.
  Return on average assets was 0.32% in the third quarter of 2017, compared to 0.59% in the third quarter of 2016.
  Non-performing assets (NPAs) were $14.2 million at September 30, 2017, up from $11.1 million at December 31, 2016. Non-accrual loans were $10.2 million at September 30, 2017, up from $7.2 million at December 31, 2016.

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

For the nine months ended September 30, 2017, net interest income was $22.3 million, an increase of $2.0 million or 9.62% compared to the prior year period, primarily due to increased interest and fees on loans associated with loan growth. For the third quarter of 2017, net interest income was $7.7 million, an increase of $928 thousand or 13.64% from the third quarter of 2016. The increases in net interest income were driven by higher earning asset balances.

Net interest income, on a fully tax-equivalent basis, was $23.0 million for the nine months ended September 30, 2017, compared to $21.0 million for the nine months ended September 30, 2016, an increase of 9.55%. For the third quarter of 2017, tax-equivalent net interest income was $8.0 million, an increase of 13.29% from the third quarter of 2016.

Year-to-Date Review
Unless otherwise noted, all comparisons in this section are between the nine months ended September 30, 2017 and the nine months ended September 30, 2016.

Average loans held for investment increased $76.0 million, with this increase in average balances offsetting a 14-basis-point decline in loan yields to increase interest income on loans by $1.9 million. Average investment securities increased $3.1 million while the tax-equivalent yield on the portfolio increased 15 basis points; on a combined basis, the higher balances and higher yields on securities added $252 thousand to tax-equivalent interest income. During the second half of 2016 and the first half of 2017, management closely monitored the investment portfolio and was able to strategically buy and sell securities to improve the yield on the portfolio.

Average earning assets increased $73.3 million, offsetting a marginal decline in the average yield of 1 basis point. In addition to the growth in average earning assets, interest income also increased due to a change in the mix of earning assets as average loans grew faster than average investment securities. Average total nonearning assets decreased $18.6 million over the same time period, with the Company utilizing its excess liquidity to fund a portion of the growth in average total assets. With a higher percent of the Company's average assets in loans--the highest yielding category on the Company's balance sheet--tax-equivalent interest income increased $2.2 million.

The growth in the average balance sheet was funded primarily through increases in deposits, with average deposits growing $42.7 million. Low-cost deposits in particular grew $46.2 million, with higher-cost time deposits decreasing $3.5 million. While the cost of time deposits increased 3 basis points, the shift in the deposit mix toward less costly sources of funding limited the impact on the cost of total time and savings deposits to an overall increase of only 1 basis point. This change in the deposit mix also helped reduce the effect of deposit growth on interest expense, with interest expense on deposits increasing $102 thousand, or 5.87% as compared to the 9.46% increase in tax-equivalent interest income. Management expects that the Company's solid base of low-cost deposits will continue to beneficially impact the net interest margin in 2017.

Growth in the average balance sheet was also supported by additional FHLB advances, with average FHLB advances increasing $13.5 million. The growth in balances was mitigated by a decline in the average rate on these advances, primarily due to the payoff of an FHLB advance in February 2016. As can be seen in the following table, this paid off advance bore a rate significantly higher than other available funding sources in the current rate environment. The total cost of interest-bearing liabilities increased 1 basis point to 0.47%.

The decline in the yield on average earning assets combined with the increase in the cost of total interest-bearing liabilities would typically result in a decrease in the net interest margin. However, the Company's earning assets grew 9.61% while interest-bearing liabilities grew 6.70%. As discussed above, the Company used excess liquidity previously held in cash and due from banks to fund a portion of its balance sheet growth, which offset both the decline in the yield on earning assets and the increase in the cost of interest-bearing liabilities, leaving the net interest margin unchanged at 3.67%.

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

Third Quarter Review
Unless otherwise noted, all comparisons in this section are between the third quarter of 2017 and the third quarter of 2016.

Comparisons between the third quarters of 2017 and 2016 are substantially the same as those for the nine months ended September 30, 2017 and 2016, although the effects of the Company's initiatives surrounding loan growth tended to be more pronounced in the quarterly comparison. Average loans held for investment grew $102.7 million or 17.38%, offsetting a 10-basis-point decline in loan yields for a net increase in tax-equivalent interest income of $983 thousand. The effects of the strategic investment purchases and sales in the second half of 2016 and the first half of 2017 are also evident in the quarterly comparison, with average total investment securities increasing $13.4 million while the yield increased 17 basis points. Average nonearning assets declined $44.3 million or 31.28% as loan growth absorbed excess liquidity previously held in noninterest-bearing accounts. As a result of the increase in securities yields and the shift in the Company's balance sheet to higher-yielding loans, the tax-equivalent yield on earning assets increased 7 basis points to 4.06% and tax-equivalent interest income increased $1.1 million or 14.86%.

In addition to available liquidity, the increase in loans was funded by growth in low-cost deposits ($29.1 million) and by FHLB advances ($28.0 million). As market rates have increased, the rate on FHLB advances has also increased, with the cost increasing from 0.58% in the third quarter of 2016 to 1.27% in the third quarter of 2017. Although the Company's overall cost on time deposits is lower than the cost of FHLB advances, much of the balance in time deposits is from accounts opened in lower rate environments. The current market rates on time deposits in the Company's market area remain generally higher than the rates on short-term FHLB advances.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended September 30,
	2017			2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans held for investment*	$693,693	$7,661	4.42%	$590,964	$6,678	4.52%
Loans held for sale	1,090	12	4.40%	0	0	0.00%
Investment securities:
Taxable	101,612	487	1.92%	88,462	357	1.61%
Tax-exempt*	64,662	584	3.61%	64,389	563	3.50%
Total investment securities	166,274	1,071	2.58%	152,851	920	2.41%
Interest-bearing due from banks	1,093	4	1.46%	19,671	25	0.51%
Federal funds sold	457	1	0.88%	1,596	2	0.50%
Other investments	3,132	49	6.26%	1,935	35	7.24%
Total earning assets	865,739	$8,798	4.06%	767,017	$7,660	3.99%
Allowance for loan losses	(9,128)			(8,048)
Other non-earning assets	97,420			141,759
Total assets	$954,031			$900,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$27,705	$2	0.03%	$27,404	$2	0.03%
Money market deposit accounts	231,785	90	0.16%	213,597	44	0.08%
Savings accounts	84,220	11	0.05%	78,997	10	0.05%
Time deposits	207,491	560	1.08%	212,057	538	1.01%
Total time and savings deposits	551,201	663	0.48%	532,055	594	0.45%
Federal funds purchased, repurchase agreements and other borrowings	27,046	13	0.19%	26,506	6	0.09%
Federal Home Loan Bank advances	50,707	161	1.27%	22,717	33	0.58%
Total interest-bearing liabilities	628,954	837	0.53%	581,278	633	0.44%
Demand deposits	222,429			217,020
Other liabilities	5,006			6,294
Stockholders' equity	97,642			96,136
Total liabilities and stockholders' equity	$954,031			$900,728
Net interest margin		$7,961	3.68%		$7,027	3.66%

*Computed on a fully tax-equivalent basis using a 34% rate; the tax-equivalent adjustment to interest income was $230 thousand and $224 thousand for the three months ended September 30, 2017 and 2016, respectively.

**Annualized

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the nine months ended September 30,
	2017			2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans held for investment*	$656,937	$21,607	4.39%	$580,900	$19,717	4.53%
Loans held for sale	373	20	7.15%	0	0	0.00%
Investment securities:
Taxable	104,059	1,474	1.89%	104,631	1,376	1.75%
Tax-exempt*	69,274	1,867	3.59%	65,610	1,713	3.48%
Total investment securities	173,333	3,341	2.57%	170,241	3,089	2.42%
Interest-bearing due from banks	1,502	12	1.07%	7,867	30	0.51%
Federal funds sold	1,096	6	0.73%	1,549	4	0.34%
Other investments	2,075	98	6.30%	1,491	76	6.80%
Total earning assets	835,316	$25,084	4.00%	762,048	$22,916	4.01%
Allowance for loan losses	(8,851)			(7,893)
Other non-earning assets	102,726			120,346
Total assets	$929,191			$874,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$28,121	$7	0.03%	$17,559	$7	0.05%
Money market deposit accounts	234,446	202	0.11%	219,907	129	0.08%
Savings accounts	82,160	31	0.05%	78,033	29	0.05%
Time deposits	206,150	1,599	1.03%	209,654	1,572	1.00%
Total time and savings deposits	550,877	1,839	0.45%	525,153	1,737	0.44%
Federal funds purchased, repurchase agreements and other borrowings	24,684	26	0.14%	26,151	20	0.10%
Federal Home Loan Bank advances	25,879	233	1.20%	12,372	177	1.91%
Total interest-bearing liabilities	601,440	2,098	0.47%	563,676	1,934	0.46%
Demand deposits	226,103			209,147
Other liabilities	5,477			6,507
Stockholders' equity	96,171			95,171
Total liabilities and stockholders' equity	$929,191			$874,501
Net interest margin		$22,986	3.67%		$20,982	3.67%

*Computed on a fully tax-equivalent basis using a 34% rate; the tax-equivalent adjustment to interest income was $730 thousand and $680 thousand for the nine months ended September 30, 2017 and 2016, respectively.

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

The provision for loan losses was $2.9 million in the first nine months of 2017, compared to $1.3 million in the first nine months of 2016. For the three months ended September 30, the Company added $1.3 million in 2017 and reversed $100 thousand from its provision for loan losses in 2016.

Approximately $1.1 million of the provision for loan losses in the nine months ended September 30, 2017 was due to growth in loans, which required the Company to set aside additional funds. The remainder of the increase was primarily due to the deteriorating condition of a long-standing borrowing relationship, which the Company charged down to the value of its collateral, less costs to sell, during the nine months ended September 30, 2017.

Net loans charged off as a percent of total loans on an annualized basis were 0.42% for the first nine months of 2017, or $3.0 million, compared to 0.28%, or $1.3 million, in the first nine months of 2016. In the three months ended September 30, 2017 and 2016, Net loans charged off as a percent of total loans on an annualized basis were 0.59% and 0.04%, respectively.

Noninterest Income
Noninterest income was $3.4 million and $10.6 million, respectively, in the three and nine months ended September 30, 2017, an increase of $34 thousand or 1.02% from the third quarter of 2016 and an increase of $337 thousand or 3.28% from the nine months ended September 30, 2016. The changes between 2016 and 2017 resulted primarily from (1) nonrecurring gains associated with the initial implementation in the first quarter of 2016 of a new strategy for the investment portfolio, resulting in increased activity within the investment portfolio that was not repeated in 2017, and (2) a nonrecurring gain associated with the acquisition in the second quarter of 2017 of the outstanding interest in Old Point Mortgage, LLC, which is now included in the Company's consolidated financial statements.

Year-to-Date Review
Unless otherwise noted, all comparisons in this section are between the nine months ended September 30, 2017 and 2016.

Gains on sales of available-for-sale securities decreased $433 thousand. While management continued to monitor the investment portfolio and make changes congruent with its strategy for the investment portfolio, purchases and sales in the first nine months of 2017 were fewer than in the first nine months of 2016, with correspondingly smaller gains.

As a result of the purchase of the outstanding ownership interest in OPM in the second quarter of 2017, the Bank became the sole member of OPM. In accordance with GAAP, the Company recorded income of $550 thousand related to the fair value of its previously-held equity interest in OPM, reflected as a gain on acquisition of Old Point Mortgage in the Consolidated Statements of Income.

Income from mortgage banking activities increased $186 thousand. The Company's consolidated financial statements now include OPM, with its income reported in noninterest income as income from mortgage banking activities. In 2016, the Bank owned only 49% of OPM and accounted for its investment under the equity method. Under this method, the Bank recorded its proportionate share of OPM's net income (all income net of all expenses, including income tax). With the completion of the full acquisition of OPM, the Bank now receives 100% of OPM's operating results. The Bank's investment in OPM is also now accounted for on a consolidated basis, and as a result, OPM's gross revenues are reported in noninterest income and its expenses are reported in individual categories of noninterest expense, rather than as a net figure in noninterest income. The increase from a 49% to 100% ownership interest and the conversion from equity to consolidation accounting led to the significant increase in this category.

Other significant changes in noninterest income were as follows:
  Income from fiduciary activities (increased $184 thousand or 6.98%): This account is heavily impacted by the market value of assets under management, and improvements in the stock market during the fourth quarter of 2016 and first nine months of 2017 increased income in this category.
  Service charges on deposit accounts (decreased $191 thousand or 6.29%): Lower overdraft fee income and lower service charges on both personal and business accounts were the primary reasons for the decline in this account. Increased regulation of overdraft fee income has reduced the Company's income in this category in prior years, a decline that continued in 2017.
  Other service charges, commissions and fees (increased $122 thousand or 4.04%): This account increased primarily due to increases in merchant processing fee income and debit card fee income.
Third Quarter Review
Unless otherwise noted, all comparisons in this section are between the third quarter of 2017 and the third quarter of 2016.

Income from fiduciary activities increased $45 thousand or 5.24% and other service charges, commissions and fees increased $82 thousand or 8.47%. Both changes were for the reasons discussed in the "Year-to-Date Review" section above.

Noninterest Expense
Noninterest expense increased $827 thousand or 3.15% when comparing the nine months ended September 30, 2017 to the same period in 2016 and increased $427 thousand or 4.91% when comparing the third quarters of 2017 and 2016.

Year-to-Date Review
Unless otherwise noted, all comparisons in this section are between the nine months ended September 30, 2017 and 2016.

Noninterest expense in 2016 was impacted by the Company's early payoff of an FHLB advance in the first quarter of that year, which required the Company to pay a fee of $391 thousand. The lack of such a fee in 2017, along with decreases in certain categories of noninterest expense, reduces the impact of increases in other categories of noninterest expense.
  Salaries and employee benefits (increased $543 thousand or 3.59%): In the second quarter of 2017, the Company accrued for the compensation package provided to its retiring Chief Financial Officer. In addition to this accrual, the consolidation of OPM increased salary and commission expenses, as did the hiring of additional lending staff to support the Company's strategic plan.
  Occupancy and equipment (increased $226 thousand or 5.48%): The Company continues to improve its disaster recovery plan, building on the more sophisticated disaster recovery plan initially begun in the third quarter of 2015. New service contracts and purchases of depreciable equipment both contributed to the increase in occupancy and equipment.
  Legal and audit expenses (decreased $265 thousand or 30.49%): The inclusion in the 2016 proxy statement and the implementation of stockholder-approved proposals following the 2016 Annual Meeting of Stockholders increased legal and audit expense during 2016, while there were no equivalent expenses in 2017.
  Other outside service fees (increased $236 thousand or 42.07%): Due to the large increase in the Bank's auto dealer loan portfolio, costs to process and service these loans also increased.
  Employee professional development (increased $177 thousand or 37.34%): The Company incurred higher recruiting costs associated with an executive search.
  Loan expenses (increased $380 thousand or 368.93%): As with other outside service fees, the Bank's new dealer lending program increased the cost of credit reports, which are included in this line item. Expenses related to problem credits were also higher as the Company worked to reduce nonperforming assets.
  ATM and other losses (increased $134 thousand or 44.52%): Branch robberies and fraud losses increased this expense in the first half of 2017. The Company has implemented improvements to its fraud detection process and continues to monitor new frauds to determine if additional changes are necessary.
  Loss (gain) on other real estate owned (decreased $171 thousand or 111.76%): In 2016 and 2017, the Company worked diligently to sell the properties held in other real estate owned, with the last two sales closing in the second quarter of 2017. Prior to 2017, both properties had already been written down to the anticipated sales price (less costs to sell); the Company recorded a small gain on the final sales in 2017, as compared to a loss in the first half of 2016.
The Company's income tax expense decreased $119 thousand, due to both lower taxable income and a lower effective tax rate. The Company's effective tax rate remains low due to its investments in tax-exempt securities and its receipt of federal income tax credits for its investment in certain housing projects. As the Company's income before taxes was lower in 2017 than in 2016 while the amount of tax-exempt income and tax credits increased, the Company's effective tax rate for the first nine months of 2017 is negative.

Third Quarter Review
Unless otherwise noted, all comparisons in this section are between the third quarter of 2017 and the third quarter of 2016.

The most significant changes in quarterly noninterest expense were in four line items: occupancy and equipment (increased $71 thousand or 5.17%); legal and audit expenses (decreased $156 thousand or 41.94%); other outside service fees (increased $92 thousand or 46.00%); and loan expenses (increased $256 thousand or 556.52%). All of these categories were affected by the same factors as discussed above for the year-to-date periods.

Income tax expense for the quarter was down from the comparable period last year due to lower net income before taxes. As in the year-to-date periods discussed above, the Company's investments in tax-exempt securities and low-income housing projects have generally helped to keep its effective tax rate low, which management expects will continue.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2016 and September 30, 2017.

Assets as of September 30, 2017 were $954.5 million, an increase of $51.5 million or 5.71%, with net loans held for investment growing $96.4 million. During the first half of 2017, loan growth was primarily funded by increases in low-cost deposits. However, deposit balances declined during June of 2017 and did not show consistent growth again until September of 2017. As of September 30, 2017, total deposits were $2.1 million or 0.26% lower than at December 31, 2016. Historically, the Company's deposit balances have shown similar seasonal variations in June and July, with balances growing again in the latter part of the third quarter and in the fourth quarter. Management monitors available liquidity closely and adjusts deposit rates according to the Company's needs. To supplement its deposit base, the Company funded loan growth from the securities portfolio ($35.3 million) and additional FHLB advances ($45.0 million).

The majority of the Company's loan growth was in the consumer loans category and was driven by indirect dealer lending. In September 2016, the Company re-opened its dealer lending department. The consumer auto loan portfolio grew $83.6 million in the first nine months of 2017, which contributed positively to interest income during 2017; management expects this trend will continue in the future. While there are risks inherent in any new loan program, the Company has hired knowledgeable staff and put in place programs and policies to mitigate those risks. Management is monitoring the allowance for loan losses carefully and will make changes as the portfolio ages.

Consumer loans were also increased by the purchase of $8.9 million in consumer installment loans. The Company maintains a dedicated reserve account funded by the seller of these consumer installment loans, with the balance in the reserve averaging 10 - 12% of the outstanding principal balance. Any loan losses in this portfolio are covered first by the reserve account; loans are charged against the allowance for loan losses only if the funds available in the reserve account are not sufficient.

Average assets for the first nine months of 2017 were $929.2 million compared to $874.5 million for the first nine months of 2016, an increase of 6.25%. Comparing the first nine months of 2017 to the first nine months of 2016, average loan growth of $76.0 million was funded by average deposit growth ($42.7 million), average FHLB advances ($13.5 million), and average available liquidity from cash and due from banks ($20.5 million).

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of September 30, 2017.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of September 30, 2017
(dollars in thousands)

	Amount	Percent
Subprime	$21,406	12.88%
Non-subprime	144,829	87.12%
	$166,235	100.00%

Total loans	$700,996

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.05%

In addition to the subprime loans secured by real estate discussed above, as of September 30, 2017, the Company had an additional $14.2 million in subprime consumer loans that were not government guaranteed, were unsecured, or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of September 30, 2017 were $35.6 million, amounting to 5.08% of the Company's total loans at September 30, 2017.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of September 30, 2017, the Bank's unpledged, available-for-sale securities totaled $93.2 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the third quarter of 2017, the Company had $141.0 million in FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the third quarter of 2017, the Company had $55.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company's consolidated statements of cash flows, net cash provided by operating activities was $7.0 million, net cash used in investing activities was $64.8 million and net cash provided by financing activities was $47.4 million for the nine months ended September 30, 2017. Combined, this contributed to a $10.4 million decrease in cash and cash equivalents for the nine months ended September 30, 2017.

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

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	September 30,	December 31,	Increase
	2017	2016	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$771	$231	$540
Real estate-construction	518	-	518
Real estate-mortgage (1)	8,923	6,847	2,076
Consumer loans	-	81	(81)
Total nonaccrual loans	$10,212	$7,159	$3,053

Loans past due 90 days or more and accruing interest
Commercial	$473	$-	$473
Real estate-mortgage (1)	1,026	276	750
Consumer loans (2)	2,482	2,603	(121)
Other	2	5	(3)
Total loans past due 90 days or more and accruing interest	$3,983	$2,884	$1,099

Restructured loans
Commercial	$100	$144	$(44)
Real estate-construction	93	96	(3)
Real estate-mortgage (1)	13,586	11,616	1,970
Total restructured loans	$13,779	$11,856	$1,923
Less nonaccrual restructured loans (included above)	8,321	2,838	5,483
Less restructured loans currently in compliance (3)	5,458	9,018	(3,560)
Net nonperforming, accruing restructured loans	$-	$-	$-

Nonperforming loans	$14,195	$10,043	$4,152

Other real estate owned
Construction, land development, and other land	$-	$940	$(940)
Former bank building	-	127	(127)
Total other real estate owned	$-	$1,067	$(1,067)

Total nonperforming assets	$14,195	$11,110	$3,085

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $4.1 million at September 30, 2017 and $4.8 million at December 31, 2016.

(3) As of September 30, 2017 and December 31, 2016, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2017 were $14.2 million, $3.1 million higher than nonperforming assets as of December 31, 2016. Nonaccrual loans increased $3.1 million when comparing the balances as of September 30, 2017 to December 31, 2016. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at September 30, 2017 was related to a few large credit relationships. Of the $10.2 million of nonaccrual loans at September 30, 2017, $7.7 million, or approximately 75.40%, was comprised of three credit relationships of $3.7 million, $2.3 million, and $1.8 million. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

The majority of the loans that make up the nonaccrual balance have been written down to their net realizable value. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time. As shown in the table above, the majority of nonaccrual loans at September 30, 2017 and December 31, 2016 were collateralized by real estate.

Loans past due 90 days or more and accruing interest increased $1.1 million. As of September 30, 2017, $2.3 million of the $4.0 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company. Net of past due government-guaranteed student loans, loans past due 90 days or more and accruing interest increased $1.4 million primarily due to the maturity of a single real estate mortgage loan that was renewed in October; the majority of the remainder is guaranteed by the SBA.

Total restructured loans increased by $1.9 million from December 31, 2016 to September 30, 2017 primarily due to paydowns and charge-offs on restructured loans, partially offset by the restructuring of two additional loans. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2017 and December 31, 2016, the impaired loan component of the allowance for loan losses was $439 thousand and $800 thousand, respectively.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. For the September 30, 2017 calculation, the qualitative factor that had the most significant impact on the allowance was the one impacted by changes in collateral-dependent loans, which increased the allowance.

Historical loss is the final component of the allowance for loan losses and is calculated based on the migration of loans from performing to charge-off over a period of time that management deems appropriate to provide a reasonable estimate of losses inherent in the loan portfolio. With the December 31, 2016 calculation, the historical loss was based on four migration periods of twelve quarters each. Beginning with the September 30, 2017 calculation, management added four additional migration periods to its analysis to better reflect the risks inherent in the loan portfolio. This change is discussed in more detail below.

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (OAEM, rated just above substandard), and pass (all other loans).

During the nine months ended September 30, 2017, the Company saw a decrease of $1.3 million in loans rated OAEM and a decrease of $2.1 million in loans rated substandard, based on internally assigned risk grades. The Company may also assign loans to the risk grades of doubtful or loss, but as of September 30, 2017 and December 31, 2016, the Company had no loans in these categories.

On a combined basis, the historical loss and qualitative factor components amounted to $8.5 million and $7.4 million as of September 30, 2017 and December 31, 2016, respectively, with the increase primarily attributable to growth in the loan portfolio.

The allowance for loan losses was 1.28% of total loans on September 30, 2017 and 1.37% of total loans on December 31, 2016. As of September 30, 2017, the allowance for loan losses was 63.06% of both nonperforming assets and nonperforming loans, compared to 74.21% and 82.10%, respectively, as of December 31, 2016. The decrease in the allowance as a percent of total loans is primarily due to declines in loans rated OAEM and substandard, as well as charge-offs on certain loans for which the Company had a specific allocation. Although the allowance as a percent of nonperforming loans decreased between December 31, 2016 and September 30, 2017, management believes it has provided an adequate reserve for nonperforming loans at September 30, 2017.

Change in Migration Periods
Historical loss rates calculated by migration analysis are determined by the performance of a loan over a period of time (the migration period). Multiple migration periods can also be calculated, allowing the Company to assess the migration of loans based on more than one starting point. For example, the Company could run a migration analysis that begins on June 30, 2014 and follows the performance of the loans outstanding on that date through June 30, 2017, assessing changes in risk ratings and the amount of any charge-offs to determine the historical loss rate. The Company could then run a second migration analysis that begins on September 30, 2014 and follows those loans through September 30, 2017 to calculate a second historical loss rate. These two loss rates would then be averaged to determine the overall loss rate applied to the loan portfolio.

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

For example, a migration period of twelve quarters (three years) may apply to a pool of loans that has a balance of $300 thousand at the beginning of the migration period. If a new loan of $150 thousand is added to the pool in the following quarter, and this loan is charged off ten quarters later, the migration analysis would show a loss rate of 50%, based on the original outstanding balance of $300 thousand and a charge-off of $150 thousand. In this example, the 50% loss rate calculated for the migration period would result from the unique timing and loan balance factors within the period and would not necessarily provide an appropriate reflection of the performance of the loans in the pool. By using multiple migration periods, such unusual situations have less of an impact on the calculated historical loss rate, providing a more accurate representation of the losses expected to be incurred.

As part of the quarterly calculation, management reviews the length of the migration periods and the number of migration periods used. To better reflect the risks inherent in the loan portfolio, in the third quarter of 2017, the Company increased the number of migration periods from four to eight. As with the methodology in prior quarters, each migration period covers twelve quarters, with the most recent migration period ending with the current quarter (in this case, September 30, 2017).

Capital Resources
Total stockholders' equity as of September 30, 2017 was $97.6 million, an increase of $3.7 million or 3.88% from $94.0 million at December 31, 2016.

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

The following is a summary of the Company's capital ratios at September 30, 2017. As shown below, these ratios were all well above the regulatory minimum levels and demonstrate that the Company's capital position remains strong.

	2017 Regulatory Minimums	September 30, 2017
Common Equity Tier 1 Capital	4.500%	12.06%
Tier 1 Capital	6.000%	12.06%
Tier 1 Leverage	4.000%	10.47%
Total Capital	8.000%	13.16%
Capital Conservation Buffer	1.250%	5.16%

Book value per share was $19.50 at September 30, 2017 as compared to $19.45 at September 30, 2016. Cash dividends were $1.6 million or $0.33 per share in the first nine months of 2017 and $1.5 million or $0.30 per share in the first nine months of 2016.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

As of September 30, 2017, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2016 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2017, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2016 annual report on Form 10-K.

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

Three complementary modeling techniques are utilized to measure and monitor the exposure to interest rate risk: static gap analysis, earnings simulation analysis, and economic value of equity (EVE) analysis. Static gap measures the aggregate dollar volume of rate-sensitive assets relative to rate-sensitive liabilities re-pricing over various time horizons. This metric does not effectively capture the re-pricing characteristics or embedded optionality of the Company's assets and liabilities, so it is not relied upon or addressed here. Earnings simulation measures the potential effect of changes in market interest rates on future net interest income. This analysis incorporates management's assumptions for product pricing and pre-payment expectations and is the Company's preferred tool to assess its interest rate sensitivity in the short- to medium-term. The simulation utilizes a "static" balance sheet approach, which assumes that management makes no changes to the composition of the balance sheet to mitigate the impact of interest rate changes. EVE modeling estimates the fair value of assets and liabilities in different interest rate environments using discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. This measure provides an indication of the future earnings capacity of the balance sheet, and the change in EVE over different rate scenarios is a measure of long-term interest rate risk. The Company places less emphasis on EVE results due to the inherent imprecision of cash flow estimations and the limited utility of a static balance sheet assumption over the long-term.

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

The table below shows the Company's interest rate sensitivity for the periods and rate scenarios presented (dollars in thousands):

	Change In Net Interest Income
	As of September 30,
	2017		2016
Change in interest Rates	%	$	%	$
+300 basis points	(0.29)%	(92)	1.06%	285
+200 basis points	(0.08)%	(26)	0.74%	198
+100 basis points	0.10%	30	0.46%	122
Unchanged	0.00%	0	0.00%	0
-50 basis points	(0.77)%	(242)	(0.46)%	(122)
-100 basis points	(1.52)%	(478)	(0.64)%	(171)

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors.

The following risk factors should be considered in addition to the risk factors disclosed in the Company's 2016 annual report on Form 10-K:

Combining the Company and Citizens National may be more difficult, costly or time-consuming than we expect.

The success of the Pending Acquisition will depend, in part, on the Company's ability to realize the anticipated benefits and cost savings from integrating Citizens National into the Bank in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Citizens National or the Bank or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, the Company must successfully combine the businesses of the Bank and Citizens National. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the Pending Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

The Bank and Citizens National have operated, and, until the completion of the Pending Acquisition, will continue to operate, independently. The success of the Pending Acquisition and the future operating performance of the Company and the Bank will depend, in part, on the Company's ability to successfully integrate Citizens National into the Bank. The success of the Pending Acquisition will, in turn, depend on a number of factors, including the Company's ability to: (i) integrate the operations of Citizens National into the Bank; (ii) retain the deposits and customers of Citizens National and the Bank; (iii) control the incremental increase in noninterest expense arising from the Pending Acquisition in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of Citizens National into the operations of the Bank. The integration of Citizens National and the Bank will require the dedication of the time and resources of the banks' management and may temporarily distract managements' attention from the day-to-day business of the banks. If the Bank is unable to successfully integrate Citizens National, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

The integration process in the Pending Acquisition could result in the loss of key employees, the disruption of each party's ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Pending Acquisition. As with any merger of financial institutions, there also may be disruptions that cause the Bank and Citizens National to lose customers or cause customers to withdraw their deposits from Citizens National or the Bank, or other unintended consequences that could have a material adverse effect on the Company's results of operations or financial condition after the Pending Acquisition. These integration matters could have an adverse effect on each of Citizens National, the Company and the Bank during this transition period and for an undetermined period after completion of the Pending Acquisition.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the surviving company following the Pending Acquisition.

Before the Pending Acquisition may be completed, the Company, the Bank and Citizens National must obtain approvals from the Federal Reserve, OCC and the Virginia State Corporation Commission. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party, and the competitive effects of the contemplated transactions. An adverse development in either party's regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. The CRA also requires that the bank regulatory authorities, in deciding whether to approve the Pending Acquisition, assess the records of performance of the Bank and Citizens National in meeting the credit needs of the communities they serve, including low and moderate income neighborhoods. Each of the Bank and Citizens National currently maintains a CRA rating of "Satisfactory" from its primary federal regulator. As part of the review process under the CRA, it is not unusual for the bank regulatory authorities to receive protests and other adverse comments from community groups and others. Any such protests or adverse comments could prolong the period during which the Pending Acquisition are subject to review by the bank regulatory authorities.

These regulators may impose conditions on the completion of the Pending Acquisition or require changes to the terms of the Pending Acquisition. Such conditions or changes could have the effect of delaying or preventing completion of the Pending Acquisition or imposing additional costs on or limiting the revenues of the surviving company following the Pending Acquisition, any of which might have an adverse effect on the surviving company following the Pending Acquisition.

The Pending Acquisition may distract management of the Company, the Bank and Citizens National from their other responsibilities.

The Pending Acquisition could cause the respective management groups of the Company, the Bank and Citizens National to focus their time and energies on matters related to the transaction that otherwise would be directed to their business and operations. Any such distraction on the part of the Company's, the Bank's, or Citizen National's management could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company, the Bank or Citizens National before the Pending Acquisition, or the business and earnings of the Company and the Bank after the Pending Acquisition.

Termination of the Agreement and Plan of Reorganization by and among the Company, the Bank and Citizens National, dated October 27, 2017 (the merger agreement) could negatively impact the Company or Citizens National.

If the merger agreement is terminated, the Company's or Citizens National's business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Pending Acquisition, without realizing any of the anticipated benefits of completing the Pending Acquisition. Additionally, if the merger agreement is terminated, the market price of the Company's common stock could decline to the extent that the current market price reflects a market assumption that the Pending Acquisition will be completed. Furthermore, costs relating to the Pending Acquisition, such as legal, accounting and financial advisory fees, must be paid even if the Pending Acquisition is not completed. If the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Citizens National's board of directors, Citizens National may be required to pay the Company a termination fee of $375,000.

The Company, the Bank and Citizens National will be subject to business uncertainties and contractual restrictions until the Pending Acquisition is completed.

Uncertainty about the effect of the Pending Acquisition on employees and customers may have an adverse effect on the Company, the Bank and Citizens National. These uncertainties may impair the Company's and Citizens National's ability to attract, retain and motivate key personnel until the Pending Acquisition is completed, and could cause customers and others that deal with the Company, the Bank and Citizens National to seek to change existing business relationships with the Company, the Bank and Citizens National. Retention of certain employees by the Company, the Bank and Citizens National may be challenging until the Pending Acquisition is completed, as certain employees may experience uncertainty about their future roles with the Company, the Bank or Citizens National. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, the Bank or Citizens National, the Bank's or Citizens National's business, or the business of the combined company following the Pending Acquisition, could be harmed. The loss of key employees could adversely affect the Bank's ability to successfully conduct its business in the markets in which Citizens National now operates, which could have an adverse effect on the Company's financial results and the value of its common stock. In addition, subject to certain exceptions, the Company, the Bank and Citizens National have each agreed to operate its business in the ordinary course prior to completion of the Pending Acquisition and refrain from taking certain specified actions until the Pending Acquisition occurs, which may prevent the Company, the Bank or Citizens National from pursuing attractive business opportunities that may arise prior to completion of the Pending Acquisition.

If the Pending Acquisition is not completed, the Company and Citizens National will have incurred substantial expenses without realizing the expected benefits of the Pending Acquisition.

Each of the Company and Citizens National has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the Pending Acquisition. If the Pending Acquisition is not completed, the Company and Citizens National would have to incur these expenses without realizing the expected benefits of the Pending Acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended September 30, 2017, the Company repurchased 1,083 shares related to the exercise of awards.

During the three months ended September 30, 2017, the Company did not repurchase any shares pursuant to the Company's stock repurchase program.

The following table summarizes repurchases of the Company's common stock that occurred during the three months ended September 30, 2017 in connection with the exercise of stock options.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017-July 31, 2017	0	$0	n/a	n/a
August 1, 2017-August 31, 2017	819	30.58	n/a	n/a
September 1, 2017-September 30, 2017	264	30.49	n/a	n/a

Total	1,083	$30.56

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
2.1
Agreement and Plan of Reorganization, dated as of October 27, 2017, by and among Old Point Financial Corporation, The Old Point National Bank of Phoebus, and Citizens National Bank (incorporated by reference to Exhibit 2.1 to Form 8-K filed November 2, 2017)

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

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2017), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 14, 2017	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 14, 2017	/s/Jeffrey W. Farrar
Jeffrey W. Farrar
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)