Form 10-K
period 2017-12-31
OLD POINT FINANCIAL CORP
filed 2018-03-16
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2017 was $116,156,427 based on the closing sales price on the NASDAQ Capital Market of $32.88.

There were 5,019,703 shares of common stock outstanding as of March 13, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 22, 2018, are incorporated by reference in Part III of this report.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2017, the Bank had 18 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers.

The Company's primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2017, the Company had assets of $981.8 million, gross loans of $738.5 million, deposits of $783.6 million, and stockholders' equity of $96.4 million. At year-end, the Company and its subsidiaries had a total of 301 employees, 15 of whom were part-time.

STRATEGIC ACQUISITION

On October 27, 2017, Citizens National Bank ("Citizens National") entered into an agreement and plan of reorganization (the merger agreement) with the Company and the Bank that provides for the merger of Citizens National into the Bank, with the Bank surviving, in a stock and cash transaction for total consideration valued at approximately $7.9 million. The shareholders of Citizens National approved the merger on March 13, 2018, and the transaction is expected to be completed in the second quarter of 2018, subject to customary regulatory approvals and other closing conditions. Under the terms of the merger agreement, Citizens National shareholders will receive 0.1041 shares of Old Point common stock and $2.19 in cash for each Citizens National common share outstanding.

MARKET AREA AND COMPETITION

The Company's market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world's largest natural deepwater harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau's 2010 census and the third largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. The market area is serviced by 60 banks, savings institutions and credit unions and, in addition, branches of virtually every major brokerage house serve the Company's market area.

INDEX
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

Since adding a corporate banking group and expanding its business product offerings in 2009, the Company continues to build a stronger presence in the business banking market, where greater opportunities for fee-based revenues and cross-selling exist. In 2017, the Company purchased full ownership of Old Point Mortgage and launched Old Point Insurance, LLC. Through these business banking capabilities and new lines of business, the Company is able to service a highly lucrative market that offers increased opportunities to identify new revenue streams and cross sell additional products.

Personal assets held by non-banks are difficult to track at a local level, so research relies on deposits reported by governmental agencies to measure market share. In 2017, the Company held tenth place with 2.58% market share of all Hampton Roads deposits, as compared to 2.60% market share in 2016. On the Peninsula, the Company retains first place in Hampton with 26.83% market share and saw an increase in deposits from 2016 of $17.2 million. The Company also saw deposit growth from 2016 for all other Peninsula markets, with an increase of $5.1 million in James City County, $4.4 million in Williamsburg, $1.8 million in Newport News, and $1.4 million in York County.

In Southside Hampton Roads, the Company increased deposit share in Virginia Beach by $14.5 million, in Chesapeake by $7.2 million, and in Norfolk by $4.9 million from 2016. In the Isle of Wight County market, however, deposits decreased from 2016 by $6.0 million. In late 2017, the Company announced an agreement to acquire Citizens National Bank, which has one location in the town of Windsor, Virginia. Upon its expected completion in 2018, this will expand the Company's footprint and market share in Isle of Wight County. Combined with heightened marketing efforts, the staff in the Company's newer locations continues to work diligently to increase the Company's name recognition in their respective regions of the Hampton Roads MSA.

The Company also faces competitive pressure from credit unions. The three largest credit unions headquartered in the Hampton Roads MSA are Langley Federal Credit Union, Chartway Federal Credit Union, and Newport News Shipbuilding Employees' Credit Union with deposits totaling approximately $2.0 billion, $2.0 billion and $1.3 billion respectively, all of which posted a positive growth rate for 2017.

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

INDEX
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

INDEX
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

INDEX
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

INDEX
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

INDEX
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

INDEX
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

INDEX
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

The Company generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows, and competitive pressures are constantly changing and influence the ability to maintain a neutral position. Generally, the Company's earnings will be more sensitive to fluctuations in interest rates depending upon the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape and slope of the yield curve, and whether the Company is more asset sensitive or liability sensitive. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company's net interest margin may be affected. For additional details, See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Interest Sensitivity" in Item 7 of this report on Form 10-K.

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

Integrating Citizens National into the Company's operations may be more difficult, costly or time-consuming than expected, and, if the Company does not successfully combine Citizens National's business into its business, the Company's results of operations would be adversely affected. The Company's future success will depend, in part, on its ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and Citizens National and to combine those businesses in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the legacy customer relationships of Citizens National or the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, the Company must successfully combine the businesses of the Company and Citizens National. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger of the Company and Citizens National may not be realized fully, or at all, or may take longer to realize than expected.

INDEX
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

INDEX
Weaknesses in the commercial real estate markets could negatively affect the Company's financial performance due to the Company's concentration in commercial real estate loans. At December 31, 2017, the Company had $317.2 million, or 42.95%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans expose the Company to a greater risk of loss than residential real estate and consumer loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Consequently, an adverse development with respect to one commercial real estate loan or credit relationship exposes the Company to a significantly greater risk of loss compared to an adverse development with respect to one residential real estate loan. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Repayment of commercial real estate loans may, to a greater extent than residential real estate loans, be subject to adverse conditions in the real estate market or economy. Weak economic or market conditions may impair a borrower's business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company's loans. The deterioration of one or more of the Company's significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial performance.

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

INDEX
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

INDEX
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

INDEX
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

INDEX
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

INDEX
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

The Company's directors and executive officers own a significant portion of the Company's common stock and can exert significant influence over its business and corporate affairs. The Company's directors and executive officers, as a group, beneficially owned 29.12% of the Company's common stock as of June 30, 2017. Consequently, if they vote their shares in concert, they can significantly influence the outcome of matters submitted to the Company's stockholders for approval, including the election of directors. The interests of the Company's directors and executive officers may conflict with the interests of other holders of the Company's common stock, and the Company's directors and executive officers may take actions affecting the Company with which other holders of the Company's common stock disagree.

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

INDEX
Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2017, the Company owned its main office, which includes a branch, located in Hampton, Virginia; the corporate headquarters, which includes a branch; six office buildings; and 12 branches. All of these are owned directly and free of any encumbrances.

INDEX
The land at the Fort Monroe branch is leased by the Company under an agreement that expires in July 2019. Two of the remaining three branches are leased from unrelated parties. The Crown Center branch is leased from Crown Center Associates, LLC, which is indirectly owned by Michael Glasser, a member of the Company's Board of Directors. These three branch leases have renewal options with expiration dates ranging from March 31, 2018 to December 31, 2024.

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

INDEX
EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years
Robert F. Shuford, Sr. (80)
Chairman, President & Chief Executive Officer Old Point Financial Corporation	1965	Chairman of the Board, President & Chief Executive Officer of the Company Chairman of the Board of the Bank

Robert F. Shuford, Jr. (53)
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

Jeffrey W. Farrar (57)
Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	2017
Chief Financial Officer & Senior Vice President/Finance of the Company; a Certified Public Accountant, Mr. Farrar previously spent the past three years as Executive Vice President and Director of Wealth Management, Mortgage and Insurance for Union Bankshares Corporation; and the previous 18 years as Chief Financial Officer for StellarOne Corporation and its predecessor companies.

Chief Financial Officer & Executive Vice President of the Bank

Eugene M. Jordan, II (63)
Secretary to the Board & Executive Vice President/Trust Old Point Financial Corporation	2003
Secretary to the Board & Executive Vice President/Trust of the Company since 2015; Executive Vice President/ Trust of the Company from 2003 to 2015

President and Chief Executive Officer of Trust since 2003

INDEX
Joseph R. Witt (57)
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

Donald S. Buckless (53)
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

INDEX
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of March 13, 2018 was 1,192. On that date, the closing price of the Company's common stock on the NASDAQ Capital Market was $25.85. The range of high and low sale prices and dividends paid per share of the Company's common stock for each quarter during 2017 and 2016 is presented in Item 7 of this report on Form 10-K under "Capital Resources" and is incorporated herein by reference. Additional information related to restrictions on funds available for dividend declaration can be found in Note 17 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company's common stock under this plan during 2017. There is currently no stated expiration date for this program.

Pursuant to the Company's stock option plans, participants may exercise stock options by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. No such repurchases occurred during 2017.

INDEX
Item 6.	Selected Financial Data

The following table summarizes the Company's performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

Years ended December 31,	2017	2016	2015	2014	2013
(dollars in thousands except per share data)
RESULTS OF OPERATIONS
Interest income	$32,934	$29,826	$30,295	$30,289	$29,823
Interest expense	3,012	2,574	3,632	3,849	4,680
Net interest income	29,922	27,252	26,663	26,440	25,143
Provision for loan losses	4,160	1,930	1,025	600	1,300
Net interest income after provision for loan losses	25,762	25,322	25,638	25,840	23,843
Noninterest income	14,058	13,466	13,136	12,644	12,773
Noninterest expenses	39,946	34,831	35,086	34,172	33,105
Income before income taxes	(126)	3,957	3,688	4,312	3,511
Income tax expense	(97)	160	54	196	348
Net income (loss)	$(29)	$3,797	$3,634	$4,116	$3,163

FINANCIAL CONDITION
Total assets	$981,826	$902,966	$896,787	$876,280	$864,288
Securities available for sale, at fair value	$157,121	$199,365	$214,192	$139,346	$155,639
Loans held for investment, net of deferred fees and costs	$738,540	$603,882	$568,475	$535,994	$500,699
Allowance for loan losses	$9,448	$8,245	$7,738	$7,075	$6,831
Deposits	$783,594	$784,502	$746,471	$716,654	$725,405
Total borrowings	$98,193	$18,704	$50,950	$67,816	$56,586
Total liabilities	$885,438	$808,976	$803,611	$787,783	$783,527
Stockholders' equity	$96,388	$93,990	$93,176	$88,497	$80,761

PERTINENT RATIOS
Return on average assets	0.00%	0.43%	0.41%	0.47%	0.36%
Return on average equity	(0.03%)	3.99%	4.02%	4.81%	3.73%
Net interest margin (FTE)	3.64%	3.66%	3.56%	3.57%	3.23%
Efficiency ratio	90.83%	85.54%	88.16%	87.43%	87.31%
Tier 1 capital to risk weighted assets	11.18%	13.39%	13.78%	14.36%	14.50%
Total capital to risk weighted assets	12.28%	14.51%	14.89%	15.44%	15.58%
Leverage ratio	9.98%	10.68%	10.93%	10.75%	10.37%
Tangible common equity / tangible assets	9.76%	10.41%	10.39%	10.10%	9.34%
Cash dividends declared	$0.44	$0.40	$0.34	$0.26	$0.22
Book value	$19.20	$18.94	$18.79	$17.85	$16.29

ASSET QUALITY
Nonaccrual loans	$12,882	$7,159	$4,582	$5,570	$11,324
OREO	$-	$1,067	$2,741	$5,106	$6,415
ALLL / total outstanding loans	1.28%	1.37%	1.36%	1.32%	1.36%
Nonaccrual loans / total loans	1.74%	1.19%	0.81%	1.04%	2.26%
ALLL / nonaccrual loans	73.34%	115.17%	168.88%	127.02%	60.32%
NPAs / total outstanding loans	2.18%	1.84%	1.88%	2.20%	3.65%
Net charge-offs / total average loans	0.44%	0.24%	0.06%	0.07%	0.38%
Provision / total average loans	0.62%	0.33%	0.18%	0.12%	0.28%

PER SHARE DATA
Basic earnings (loss) per share	$(0.01)	$0.77	$0.73	$0.83	$0.64
Diluted earnings (loss) per share	$(0.01)	$0.77	$0.73	$0.83	$0.64
Cash dividends declared	$0.44	$0.40	$0.34	$0.26	$0.22
Market value per share	$29.75	$25.00	$17.16	$15.00	$12.82
Book value per share	$19.20	$18.94	$18.79	$17.85	$16.29
Tangible book value per share	$19.20	$18.94	$18.79	$17.85	$16.29
Price to earnings ratio, diluted	(2,975.00)	32.47	23.51	18.07	20.03
Price to book value ratio	1.55	1.32	0.91	0.84	0.79
Dividend payout ratio	(4,400.00%)	51.95%	46.58%	31.33%	34.38%
Weighted average shares outstanding, basic	4,991,060	4,959,173	4,959,009	4,959,009	4,959,009
Weighted average shares outstanding, diluted	4,991,060	4,960,934	4,959,009	4,959,009	4,959,009

INDEX
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability, including the focus on reducing time deposits; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; levels and sources of liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the allowance and provision for loan losses; the effect of a sustained increase in nonperforming assets; the securities portfolio; monetary policy actions of the Federal Open Market Committee; changes in interest rates; interest rate sensitivity; asset quality; levels of net loan charge-offs and nonperforming assets; sales of OREO properties; levels of interest expense; levels and components of noninterest income and noninterest expense; lease expense; income taxes; expected impact of efforts to restructure the balance sheet; expected yields on the loan and securities portfolios; expected rates on interest-bearing liabilities; expected timing of and effect of the pending acquisition of Citizens National; market risk; future impacts of the Tax Cuts and Jobs Act (the Tax Act) on the Company's operations; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but not limited to the possibility that: any of the anticipated benefits of the pending acquisition of Citizens National will not be realized or will not be realized within the expected time period; Citizens National may not be integrated into the Company successfully or such integration may be more difficult, time-consuming, or costly than expected; or obtaining required regulatory approvals or completing the acquisition may be more difficult, time-consuming, or costly than expected. Other factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, effects of or changes in interest rates and yields; general economic and general business conditions, including unemployment levels; uncertainty over future federal spending or the budget priorities of the current presidential administration, particularly in connection with the Department of Defense, on the Company's service area; the Tax Act, including, but not limited to, the effect of the lower corporate tax rate, including on the valuation of the Company's tax assets and liabilities; any future refinements to the Company's preliminary analysis of the impact of the Tax Act on the Company; changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation; the transfer of the securities portfolio from held-to-maturity securities to available-for-sale securities; the quality or composition of the loan or securities portfolios; the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the adequacy of the Company's credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; turnover times experienced by the mortgage companies to which the Company has extended warehouse lines of credit; the performance of the Company's re-opened indirect automobile dealer lending program; the federal government's guarantee of repayment of student loans purchased by the Company; the ability of the Company to diversify its sources of noninterest income; new incentive structure for securities brokerage activities; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; application of the Basel III capital standards to the Company and its subsidiaries; FDIC premiums and/or assessments; demand for loan and other banking products and financial services in the Company's primary service area; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management's modeling systems; technological risks and developments and cyber-attacks and events; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Comptroller, U.S. Treasury and the Federal Reserve Board.

INDEX
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

INDEX
Management Initiatives in 2017
Management's two main 2017 initiatives were to grow and diversify the loan portfolio and to expand and increase noninterest revenues. Management believes substantial progress was made with respect to both initiatives. Net loans held for investment increased by $133.5 million when comparing December 31, 2017 to December 31, 2016. This was in large part due to an expansion of the Company's indirect automobile lending program, which began in late 2016. Noninterest income increased $592 thousand in 2017 from 2016 which was driven by the acquisition of Old Point Mortgage completed in the second quarter of 2017. The Company also established Old Point Insurance, LLC in 2017, in partnership with Morgan Marrow Company offering a full array of insurance products.

Primary Financial Data for 2017
In 2017, the Company's net income decreased $3.8 million to a net loss of $29 thousand, as compared to net income of $3.8 million in 2016, or a decrease of 100.76%. The decline was primarily the result of an increased provision for loan losses and three nonrecurring expenses in the fourth quarter. First, the Company completed the previously announced termination and settlement of its defined benefit pension plan which resulted in $2.2 million in after-tax compensation expense. Second, the Company incurred after-tax expenses associated with the planned merger with Citizens National Bank totaling $241 thousand. Third, the changes to the corporate income tax rate resulting from the passage of the Tax Cuts and Jobs Act (the "Tax Act") precipitated $1.2 million in tax expenses related to the reevaluation of the Company's net deferred tax asset.

Assets as of December 31, 2017 were $981.8 million, an increase of $78.9 million or 8.73% compared to assets as of December 31, 2016. During 2017, the Company experienced significant loan growth which was funded by cash flows from the securities portfolio and decreased cash and cash equivalents as well as borrowings from the Federal Home Loan Bank (FHLB). Net loans grew $133.5 million, or 22.41%, over the year, while securities available for sale declined $42.2 million, cash and cash equivalents decreased $11.4 million, and FHLB advances increased $67.5 million.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of probable losses inherent in the loan portfolio. The allowance is based on three basic principles of accounting which require: (i) that losses be accrued when they are probable of occurring and estimable, (ii) that losses be accrued based on the differences between the loan balances and the value of collateral, present value of expected future cash flows (discounted at the loan's effective interest rate) or values that are observable in the secondary market and (iii) that adequate documentation exist to support the allowance for loan losses estimate.

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

INDEX
For loans not individually evaluated for impairment, the loan portfolio is segmented into pools, based on the loan classifications as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report) and collectively evaluated for impairment. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1-29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2017 and December 31, 2016, the Company had no loans in these categories.

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

During the third quarter of 2017, the Company changed its method for calculating the allowance for loan and lease losses. This change is discussed in detail in Note 4 of the Notes to the Consolidated Financial Statements included in this annual report on Form 10-K.

Other Than Temporary Impairment of Securities
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

Other Real Estate Owned (OREO)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and management's ability and intention with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions.

Retirement Plan
The Company maintained a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. Plan assets, which consisted primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Company's actuary determined plan obligations and annual pension expense using a number of key assumptions including the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. This plan was terminated in the fourth quarter of 2017. The termination and settlement of this plan resulted in $2.2 million in after-tax compensation expense in 2017.

INDEX
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
The Tax Act was signed into law on December 22, 2017. This permanently reduced the corporate income tax rate from a maximum of 35% to 21%, effective for tax years including or commencing January 1, 2018. The Company recorded a charge to tax expense in the fourth quarter of 2017 of $1.2 million associated with an initial estimate of the reevaluation of its deferred tax assets and liabilities necessitated by the lower corporate income tax rate.

Earnings Summary
Net loss for 2017 was $29 thousand ($0.01 per diluted share) compared to net income of $3.8 million ($0.77 per diluted share) in 2016. The decrease in net income was due to higher noninterest expense, particularly nonrecurring charges related to the termination of the Company's defined benefit pension plan and the planned merger with Citizens National Bank. Personnel costs also increased due to the acquisition of Old Point Mortgage in the second quarter. Provision expense was also significantly higher in 2017. Partially offsetting the higher noninterest expense were increases in net interest income and noninterest income. Net interest income increased mainly due to significant growth in the loan portfolio, while the Old Point Mortgage acquisition was primarily responsible for the increase in noninterest income.

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

Net interest income, on a fully tax-equivalent basis, was $30.9 million in 2017, an increase of $2.7 million from 2016 and an increase of $3.2 million from 2015. Growth in the loan portfolio was primarily responsible for the increase in 2017 when compared to 2016. The net interest margin was 3.64% in 2017 as compared to 3.66% in 2016 and 3.56% in 2015. The decline in the net interest margin in 2017 relative to 2016 was primarily the result of a higher average rate on interest-bearing liabilities.

When comparing 2017 to 2016, the following changes occurred. Tax equivalent interest income increased $3.1 million, or 10.21%. Average earning assets increased $79.0 million, or 10.27%. Total average loans increased $87.8 million, or 15.00%, and average investment securities decreased $1.0 million, or 0.59%, as continued loan demand allowed the Company to shift its assets from securities to loans.

In 2017, the Company significantly expanded its indirect automobile lending program as part of a strategic initiative to grow and diversify the loan portfolio. This was largely responsible for the strong loan growth which was funded in part by excess liquidity that was previously held in a noninterest-bearing account at a correspondent bank. This contributed to the $21.4 million decline in average cash and due from banks. This also explains the decreases in interest-bearing due from banks and federal funds sold average balances. Interest income was enhanced by the loan growth and the shift in asset composition to loans from lower yielding and non-earnings assets. However, interest income was negatively impacted by continued declines in average loan yields, from 4.52% in 2016 to 4.36% in 2017, as yields on new loan originations were generally lower than on loan maturities and paydowns. Total average earning asset yield was unchanged in 2017 compared to 2016 at 4.00%. Management expects the recent trend in declining loan yields that the Company has experienced to stabilize. The Federal Open Market Committee (FOMC) raised the target range for the federal funds rate three times in 2017, and additional rate increases are forecasted for 2018.

INDEX
Average interest-bearing liabilities increased $40.8 million, or 7.17%, due to increases in both interest-bearing non-maturity deposits and FHLB advances. Additional FHLB advances supplemented modest growth in average deposits and provided funding to support loan growth. Total interest expense increased $438 thousand, or 17.02%, when comparing 2017 to 2016. The increase was driven by increased deposit and borrowing costs. The average rate on interest-bearing liabilities in 2017 was 0.49%, an increase of 4 basis points from 2016.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I
AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2017			2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands)
ASSETS
Loans *	$673,015	$29,318	4.36%	$585,206	$26,451	4.52%	$563,534	$26,106	4.63%
Investment securities:
Taxable	102,644	1,964	1.91%	104,549	1,802	1.72%	130,541	2,510	1.92%
Tax-exempt *	67,403	2,426	3.60%	66,509	2,326	3.50%	71,831	2,520	3.51%
Total investment securities	170,047	4,390	2.58%	171,058	4,128	2.41%	202,372	5,030	2.49%
Interest-bearing due from banks	1,343	15	1.12%	9,226	48	0.52%	5,848	15	0.26%
Federal funds sold	921	8	0.87%	1,667	6	0.36%	1,860	2	0.11%
Other investments	2,348	155	6.60%	1,562	113	7.23%	2,373	133	5.60%
Total earning assets	847,674	33,886	4.00%	768,719	30,746	4.00%	775,987	31,286	4.03%
Allowance for loan losses	(8,950)			(7,895)			(7,404)
	838,724			760,824			768,583

Cash and due from banks	20,723			42,111			31,858
Bank premises and equipment, net	38,428			40,480			41,988
Other assets	41,171			42,643			41,957

Total assets	$939,046			$886,058			$884,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$27,909	$10	0.04%	$20,045	$9	0.04%	$11,219	$4	0.04%
Money market deposit accounts	233,295	291	0.12%	221,339	179	0.08%	228,627	186	0.08%
Savings accounts	82,872	41	0.05%	78,305	39	0.05%	74,436	37	0.05%
Time deposits	208,095	2,208	1.06%	210,339	2,116	1.01%	221,087	2,144	0.97%

Total time and savings deposits	552,171	2,550	0.46%	530,028	2,343	0.44%	535,369	2,371	0.44%
Federal funds purchased, repurchase agreements and other borrowings	25,743	38	0.15%	25,348	25	0.10%	30,777	30	0.10%
Federal Home Loan Bank advances	32,301	424	1.31%	14,016	206	1.47%	27,466	1,231	4.48%

Total interest-bearing liabilities	610,215	3,012	0.49%	569,392	2,574	0.45%	593,612	3,632	0.61%
Demand deposits	226,951			214,876			194,677
Other liabilities	5,359			6,510			5,664

Total liabilities	842,525			790,778			793,953
Stockholders' equity	96,521			95,280			90,433

Total liabilities and stockholders' equity	$939,046			$886,058			$884,386

Net interest margin *		$30,874	3.64%		$28,172	3.66%		$27,654	3.56%

* Computed on a fully tax-equivalent basis using a 34% rate.

The tax-equivalent adjustment of income and yields will change in 2018 as a result of the passage of the Tax Act. The benefit of the tax-exemption for interest income from municipal bonds and loans to municipalities will decline due to the decrease in the corporate income tax rate to 21%.

INDEX
The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities and changes in interest rates.

TABLE II
VOLUME AND RATE ANALYSIS*

	2017 vs. 2016 Increase (Decrease) Due to Changes in:			2016 vs. 2015 Increase (Decrease) Due to Changes in:			2015 vs. 2014 Increase (Decrease) Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
EARNING ASSETS
Loans *	$3,969	$(1,102)	$2,867	$1,004	$(659)	$345	$2,237	$(1,090)	$1,147
Investment securities:
Taxable	(33)	195	162	(500)	(208)	(708)	(740)	(312)	(1,052)
Tax-exempt *	31	69	100	(187)	(7)	(194)	(79)	19	(60)
Total investment securities	(2)	264	262	(687)	(215)	(902)	(819)	(293)	(1,112)

Federal funds sold	(3)	5	2	-	4	4	(2)	(1)	(3)
Other investments	(106)	115	9	46	(33)	13	(1)	11	10
Total earning assets	3,858	(718)	3,140	363	(903)	(540)	1,415	(1,373)	42

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	4	(3)	1	5	-	5	-	(1)	(1)
Money market deposit accounts	10	102	112	(7)	-	(7)	12	(5)	7
Savings accounts	2	-	2	2	-	2	1	(10)	(9)
Time deposits	(23)	115	92	(104)	76	(28)	(167)	(43)	(210)
Total time and savings deposits	(7)	214	207	(104)	76	(28)	(154)	(59)	(213)
Federal funds purchased, repurchase
agreements and other borrowings	-	13	13	(5)	-	(5)	(2)	-	(2)
Federal Home Loan Bank advances	269	(51)	218	(603)	(422)	(1,025)	(45)	43	(2)
Total interest-bearing liabilities	262	176	438	(712)	(346)	(1,058)	(201)	(16)	(217)

Change in net interest income	$3,596	$(894)	$2,702	$1,075	$(557)	$518	$1,616	$(1,357)	$259

* Computed on a fully tax-equivalent basis using a 34% rate.

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

INDEX
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

The table below shows the Company's interest rate sensitivity for the periods and rate scenarios presented (dollars in thousands):

	TABLE III CHANGE IN NET INTEREST INCOME As of December 31,
	2017			2016
	%	$		%	$
Change in Interest Rates:
+300 basis points	(1.42)		(462)	1.35		380
+200 basis points	(1.02)		(332)	0.88		248
+100 basis points	(0.49)		(160)	0.42		117
Unchanged	-		0	-		-
-50 basis points	(0.28)		(90)	(0.63)		(177)
-100 basis points	(0.92)		(297)	(1.22)		(343)

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

INDEX
Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio. This expense is based on management's estimate of probable credit losses inherent in the loan portfolio. Management's evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the allowance for loan losses. Based on its analysis of the adequacy of the allowance for loan losses, management concluded that the provision was appropriate.

The provision for loan losses was $4.2 million for the year ended December 31, 2017 as compared to $1.9 million for 2016. A portion of the increase is due to loan growth during 2017, which required the Company to set aside additional reserves. The provision was also impacted by higher levels of charge offs in 2017 than in 2016. Charged-off loans totaled $3.3 million in 2017, compared to $1.8 million in 2016. Recoveries amounted to $330 thousand in 2017 and $347 thousand in 2016. The Company's net loans charged off to average loans were 0.44% in 2017 as compared to 0.24% in 2016.

Net loan charge-offs for 2017 were higher than in 2016 primarily due to charge-offs in the third and fourth quarters of 2017 on several borrowing relationships whose conditions had deteriorated.

The state of the local economy can have a significant impact on the level of loan charge-offs. If the economy begins to contract, nonperforming assets could increase as a result of declines in real estate values and home sales or increases in unemployment rates and financial stress on borrowers. Increased nonperforming assets would increase charge-offs and reduce earnings due to larger contributions to the loan loss provision. If current economic conditions remain stable and net loan charge-offs are consistent with management's forecast, management expects that the loan loss provision will be lower in 2018 than in 2017.

INDEX
Noninterest Income
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2017 and the twelve months ended December 31, 2016.

Noninterest income increased $592 thousand or 4.40% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Noninterest income in 2017 was elevated in part by a nonrecurring gain recognized on the acquisition of Old Point Mortgage of $550 thousand. Mostly offsetting this was a significant reduction in gains on the sale of available-for-sale securities. There was significant securities sales activity in 2016 as part of a restructuring of the securities portfolio which resulted in considerable net gains. This did not reoccur in 2017.

Aside from the impact of nonrecurring gains, three other categories of noninterest income increased: fiduciary and asset management fees (up $226 thousand or 6.35%), other service charges, commissions and fees (up $242 thousand or 6.14%), and mortgage banking income (up $232 thousand or 56.17%). There was broad growth in the fiduciary and asset management category with significant gains in personal trust income, retirement services income, and investment management income. Other service charges, commissions and fees increased primarily due to growth in merchant processing and debit card fee income. Mortgage banking income increased as a result of the acquisition of Old Point Mortgage.

The increases from these changes were partially offset by declines in deposit service charges in 2017. Both overdraft fee income and service charges on personal and business deposits decreased year over year. Income from bank-owned life insurance was also down modestly, $21 thousand or 2.64%, in 2017 relative to 2016.

The Company continues to focus on diversifying noninterest income through efforts to expand Trust, insurance, and mortgage banking activities, and a continued focus on business checking and other corporate services.

INDEX
Noninterest Expense
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2017 and the twelve months ended December 31, 2016.

The Company's noninterest expense increased $5.1 million or 14.69%. The largest contributing factor of this increase was higher salaries and employee benefits, which included a nonrecurring pre-tax charge associated with the termination and settlement of the defined benefit pension plan of $3.4 million. Salaries and employee benefits also increased due to higher personnel costs resulting from the addition of staff in connection with the Old Point Mortgage acquisition completed in April 2017. The Company also incurred $241 thousand in nonrecurring merger costs associated with the Citizens National acquisition during the fourth quarter of 2017.

Of the remaining categories of noninterest expense, the most significant changes when comparing 2017 to 2016 were in loan related expenses, occupancy and equipment, data processing, FHLB advance prepayment fees, and loss (gain) on other real estate owned.

·
Loan related expenses (increased $424 thousand or 220.83%): The expansion of the Company's indirect automobile lending operations substantially increased costs related to credit reporting and application processing.

·
Occupancy and equipment (increased $289 thousand or 5.18%): Building rental expenses increased with the addition of office space for Old Point Mortgage personnel. Building maintenance and repair expense was also elevated.

·
Data processing fees (increased $163 thousand or 10.06%): The increase was due to higher expenses associated with enhancements to the Company's disaster recovery capabilities and increased debit card expense due to higher transaction volumes. Also, in 2016 the Company was able to use earnings credits from deposits with a correspondent bank to offset some processing related expenses. Due to the decline in cash and due from bank balances, this opportunity was not available in 2017.

·
FHLB advance prepayment penalty (decreased $391 thousand or 100.00%): The Company incurred a prepayment penalty on the early payoff of an advance in the first quarter of 2016 that bore an interest rate considerably above market rates for alternative funding. There were no advance prepayments in 2017.

·
Loss (gain) on other real estate owned (decreased $172 thousand or -111.69%): In 2016 and 2017, the Company worked diligently to sell the properties held in other real estate owned, with the last two sales closing in the second quarter of 2017. Prior to 2017, both properties had already been written down to the anticipated sales price (less costs to sell); the Company recorded a small gain on the final sales in 2017, as compared to a net loss in 2016.

The Company recorded an income tax benefit in 2017 compared to tax expense in 2016 due to lower income. The tax benefit would have been approximately $1.2 million higher had the passage of the Tax Act not required the reevaluation of the Company's net deferred tax asset. The Company's effective tax rate should benefit in the future from the lower statutory corporate income tax rate. Tax expense is positively impacted by the Company's investment in tax-exempt securities, low income housing investments, and BOLI income.

Balance Sheet Review
At December 31, 2017, the Company had total assets of $981.8 million, an increase of $78.9 million or 8.73% compared to assets as of December 31, 2016.

Asset growth in 2017 was driven by strong loan growth, particularly in the consumer automobile loan sector due to a renewed focus on indirect dealer lending. Net loans held for investment increased $133.5 million or 22.41%, from $595.6 million at December 31, 2016 to $729.1 million at December 31, 2017. Increases in consumer automobile loans accounted for $108.8 million of the net loan growth during 2017. This growth was funded in part by declines in cash and cash equivalents and securities available for sale. Cash and cash equivalents decreased $11.4 million or 44.26% from December 31, 2016 to December 31, 2017, and securities available for sale decreased $42.2 million or 21.19% over the same period. Total deposits declined slightly ($908 thousand or 0.12%) in 2017. To compensate for the lack of deposit growth the Company obtained FHLB advances for various terms to provide additional liquidity to fund the loan growth. The Company also utilized its unsecured federal funds lines with correspondents to fulfill some short-term funding needs.

INDEX
The Company's holdings of Alternative A-paper, or "Alt-A", type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.00% of the Company's loan portfolio as of December 31, 2017.

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

INDEX
The following table details, as of December 31, 2017 and 2016, the Company's loans with subprime characteristics that were secured by 1-4 family first mortgages, 1-4 family open-end (i.e., equity lines of credit) and 1-4 family junior lien loans (i.e., second mortgages) for which the Company has recorded a credit score in its system.

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of December 31,
(dollars in thousands)

	2017		2016
	Amount	Percent	Amount	Percent
Subprime	$22,312	13.1%	$21,675	13.9%
Non-subprime	147,827	86.9%	134,163	86.1%
	$170,139	100.0%	$155,838	100.0%

Total loans	$738,540		$603,882

Percentage of Real Estate-Secured Subprime Loans to Total Loans		3.02%		3.59%

In addition to the subprime loans secured by real estate discussed above, as of December 31, 2017, the Company had an additional $16.3 million in subprime consumer loans that were either unsecured or secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of December 31, 2017 were $38.6 million, amounting to 5.23% of the Company's total loans at December 31, 2017.

The Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Securities Portfolio
When comparing December 31, 2017 to December 31, 2016, securities available-for-sale decreased $42.2 million, or 21.19%. The vast majority of the decline was due to principal curtailments on mortgage-backed securities and calls and maturities of other securities, principally tax-exempt municipal bonds. The Company also made some strategic sales of securities in the second quarter of 2017 to both realize gains as well as provide additional liquidity.

Restricted securities increased $2.9 million or 296.49% from December 31, 2016 to December 31, 2017 as a result of higher balances in FHLB stock. The Company is required to hold FHLB stock based on its borrowings; since outstanding FHLB advances increased by $67.5 million during 2017, the Company was required to increase its holdings of FHLB stock.

The Company's strategy for the securities portfolio is primarily intended to manage the portfolio's susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

INDEX
The following table sets forth a summary of the securities portfolio:

TABLE IV
SECURITIES PORTFOLIO

As of December 31,	2017	2016	2015
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$-	$20,000	$-
Obligations of U.S. Government agencies	9,435	9,195	24,240
Obligations of state and political subdivisions	64,765	77,987	78,433
Mortgage-backed securities	74,296	83,694	107,396
Money market investments	1,194	647	631
Corporate bonds	7,234	7,678	3,393
Other marketable equity securities	197	164	99
	$157,121	$199,365	$214,192
Restricted securities:
Federal Home Loan Bank stock	$3,677	$801	$1,847
Federal Reserve Bank stock	169	169	169
	$3,846	$970	$2,016

Total	$160,967	$200,335	$216,208

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2017:

	1 year or less	1-5 years	5-10 years	Over 10 years	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies	$996	$893	$-	$7,546	$9,435
Weighted average yield	1.28%	1.37%	-	2.00%	1.86%

Obligations of state and political subdivisions	$1,117	$12,869	$16,393	$34,386	$64,765
Weighted average yield	2.88%	2.75%	3.42%	3.80%	3.48%

Mortgage-backed securities	$-	$8,971	$16,659	$48,666	$74,296
Weighted average yield	-	1.73%	2.05%	1.80%	1.85%

Money market investments	$1,194	$-	$-	$-	$1,194
Weighted average yield	1.10%	-	-	-	1.10%

Corporate bonds	$1,896	$393	$4,945	$-	$7,234
Weighted average yield	1.48%	2.13%	5.46%	-	4.23%

Federal Home Loan Bank stock - restricted	$-	$-	$-	$3,677	$3,677
Weighted average yield	-	-	-	5.01%	5.01%

Federal Reserve Bank stock - restricted	$-	$-	$-	$169	$169
Weighted average yield	-	-	-	6.00%	6.00%

Other marketable equity securities	$-	$-	$-	$197	$197
Weighted average yield	-	-	-	-	-

Total securities	$5,203	$23,126	$37,997	$94,641	$160,967
Weighted average yield	1.66%	2.29%	3.08%	2.67%	2.68%

The table above is based on maturity. Therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $74.3 million in mortgage-backed securities as of December 31, 2017 was 4.61 years. Yields are calculated on a fully tax-equivalent basis using a 34% rate.

INDEX
Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2013 through 2017:

TABLE V
LOAN PORTFOLIO

As of December 31,	2017	2016	2015	2014	2013
	(in thousands)
Commercial	$60,398	$54,434	$43,197	$37,698	$30,702
Real estate-construction	27,489	23,116	19,685	9,082	14,505
Real estate-mortgage (1)	465,231	448,408	437,159	435,914	416,966
Consumer	174,225	58,907	50,427	30,493	19,791
Other	11,197	19,017	18,007	22,807	18,735

Total	$738,540	$603,882	$568,475	$535,994	$500,699

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of December 31, 2017, the total loan portfolio increased by $134.7 million or 22.30% from December 31, 2016. Although competition for quality loans remains fierce, the Company accelerated the growth of its loan portfolio in 2017, aided significantly by the focus on its indirect dealer lending division which was re-opened in September 2016. This contributed positively to interest income in 2017 and is expected to do so in the future as well. While there are risks inherent in any new loan program, the Company has hired knowledgeable staff and put in place programs and policies to mitigate those risks. Management is monitoring the allowance for loan losses carefully and will make changes as the portfolio ages.

In addition to the loan growth generated by the re-opening of the dealer department, the Company also experienced appreciable increases in commercial real estate loans, home equity loans, and home equity lines of credit.

The maturity distribution and rate sensitivity of certain categories of the Company's loan portfolio at December 31, 2017 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2017	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial	$15,969	$20,728	$23,701	$60,398
Real estate - construction	8,507	18,964	18	27,489
Total	$24,476	$39,692	$23,719	$87,887

Loans due after 1 year with:
Fixed interest rate		$36,704	$14,979	$51,683
Variable interest rate		2,988	8,740	11,728
Total		$39,692	$23,719	$63,411

INDEX
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Restructured loans are loans with terms that were modified in a troubled debt restructuring (TDR) for borrowers experiencing financial difficulties. During the year ended December 31, 2017, the Company restructured four loans.

Nonperforming assets increased by $5.0 million or 44.59%, from $11.1 million at December 31, 2016 to $16.1 million at December 31, 2017. The 2017 total consisted of $3.2 million in loans still accruing interest but past due 90 days or more and $12.9 million in nonaccrual loans. Of the $12.9 million in nonaccrual loans, $12.0 million was secured by real estate. All of the nonaccrual loans are classified as impaired. Impaired loans are a component of the allowance for loan losses. When a loan changes from "90 days past due but still accruing interest" to "nonaccrual" status, the loan is normally reviewed for impairment. If impairment is identified, then the Company records a charge-off based on the value of the collateral or the present value of the loan's expected future cash flows, discounted at the loan's effective interest rate. If the Company is waiting on an appraisal to determine the collateral's value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans decreased to $18.5 million as of December 31, 2017 from $20.1 million as of December 31, 2016 as detailed in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K. The majority of these loans were collateralized.

INDEX
The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

TABLE VII
NONPERFORMING ASSETS

As of December 31,	2017	2016	2015	2014	2013
	(in thousands)
Nonaccrual loans
Commercial	$836	$231	$276	$-	$149
Real estate-construction	722	-	-	499	2,545
Real estate-mortgage (1)	11,324	6,847	4,306	5,071	8,630
Consumer	-	81	-	-	-
Total nonaccrual loans	$12,882	$7,159	$4,582	$5,570	$11,324

Loans past due 90 days or more and accruing interest
Commercial	$471	$-	$164	$10	$-
Real estate-construction	-	-	-	-	-
Real estate-mortgage (1)	306	276	23	107	527
Consumer (2)	2,401	2,603	3,163	1,019	5
Other	4	5	6	5	14
Total loans past due 90 days or more and accruing interest	$3,182	$2,884	$3,356	$1,141	$546

Restructured loans
Commercial	$98	$144	$-	$-	$-
Real estate-construction	92	96	99	102	-
Real estate-mortgage (1)	14,781	11,616	11,077	12,203	12,076
Consumer	-	-	12	13	15
Total restructured loans	$14,971	$11,856	$11,188	$12,318	$12,091
Less nonaccrual restructured loans (included above)	8,561	2,838	2,497	4,240	3,630
Less restructured loans in compliance (3)	6,410	9,018	8,691	8,078	8,461
Net nonperforming restructured loans	$-	$-	$-	$-	$-

Other real estate owned
Construction, land development, and other land	$-	$940	$1,090	$2,138	$2,783
1-4 family residential properties	-	-	724	884	457
Multifamily (5 or more) residential properties	-	-	-	-	-
Former branch sites	-	127	-	886	886
Nonfarm nonresidential properties	-	-	927	1,198	2,289
	$-	$1,067	$2,741	$5,106	$6,415

Total nonperforming assets	$16,064	$11,110	$10,679	$11,817	$18,285

Interest income that would have been recorded under original loan terms on nonaccrual loans included above	$474	$318	$196	$301	$762

Interest income recorded for the period on nonaccrual loans included above	$281	$269	$141	$265	$251

INDEX
(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government.  The past due principal portion of these guaranteed loans totaled $4.2 million at December 31, 2017 and $4.8 million at December 31, 2016. For additional information, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.
(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of December 31, 2017 compared to December 31, 2016, the nonaccrual loan category increased by $5.7 million or 79.94% and the 90-days past due and still accruing interest category increased by $298 thousand or 10.33%.

The majority of the balance of nonaccrual loans at December 31, 2017 was related to a few large credit relationships. Of the $12.9 million of nonaccrual loans at December 31, 2017, $9.0 million, or approximately 69.73%, was comprised of four credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect. Although increases in nonaccrual loans and loans rated substandard would typically warrant an increase in the allowance, management believes that the collateral and/or cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

INDEX
The majority of the loans past due 90 days or more and still accruing interest at December 31, 2017 ($2.3 million) were student loans. The federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans; as such, management does not expect even a significant increase in past due student loans to have a material effect on the Company.

OREO decreased by $1.1 million or 100.00% when comparing December 31, 2017 to December 31, 2016, as the Company sold the remaining properties in 2017.

Management believes the Company has an excellent credit quality review process in place to identify problem loans quickly. For a detailed discussion of the Company's nonperforming assets, refer to Note 4 and Note 5 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

Management is cautiously optimistic about the future and is well aware that if the economy begins to decline, nonperforming assets could increase in future periods. As the Company experienced in 2009, 2010 and 2011, the effect of a sustained increase in nonperforming assets would likely be lower earnings caused by larger contributions to the loan loss provision, which in turn would be driven by larger impairments in the loan portfolio and higher levels of loan charge-offs.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2017 and December 31, 2016, the impaired loan component of the allowance for loan losses amounted to $95 thousand and $800 thousand, respectively. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

INDEX
The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. For the December 31, 2017 calculation, the qualitative factors which had the most significant impact on the allowance were those affected by changes in the economy and past due and nonaccrual loans. Continued incremental improvements in the economy allowed for a reduction in the allowance. At the same time, past due and nonaccrual loans increased in several categories when comparing December 31, 2017 to December 31, 2016.

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

INDEX
Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2017 and December 31, 2016, the Company had no loans in these categories.

With the December 31, 2016 calculation, the historical loss was based on a four migration periods covering the twelve quarters each. The calculation for December 31, 2017 had one significant change, which are described in detail below. On a combined basis, the historical loss and qualitative factor components amounted to $9.4 million and $7.4 million as of December 31, 2017 and December 31, 2016, respectively. Growth in the loan portfolio is the major reason for the increase in these combined components when comparing the allowance calculation as of December 31, 2017 to the allowance calculation as of December 31, 2016.

Beginning with the September 30, 2017 calculation, management made the following change to its methodology in order to ensure the allowance accurately reflects probable losses inherent in the loan portfolio.

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

For example, a migration period of twelve quarters (three years) may apply to a pool of loans that has a balance of $300 thousand at the beginning of the migration period. In a relatively small loan pool such as this, if a loan of $150 thousand is charged off during the migration period, the migration analysis would show a loss rate of 50%, based on the original outstanding balance of $300 thousand and a charge-off of $150 thousand. In this example, the 50% loss rate calculated for the migration period would result from the unique timing and loan balance factors within the period and would not necessarily provide an appropriate reflection of the performance of the loans in the pool. By using multiple migration periods, such unusual situations have less of an impact on the calculated historical loss rate, providing a more accurate representation of the losses expected to be incurred.

As part of the quarterly calculation, management reviews the length of the migration periods and the number of migration periods used. To better reflect the risks inherent in the loan portfolio, in the third quarter of 2017, the Company increased the number of migration periods from four to eight. As with the methodology in prior quarters, each migration period covers twelve quarters, with the most recent migration period ending with the most recent quarter. This same methodology was used in the December 31, 2017 calculation.

INDEX
Overall Change in Allowance
As a result of management's analysis, the Company added, through the provision, $4.2 million to the allowance for loan losses for the year ended December 31, 2017. The allowance for loan losses, as a percentage of year-end loans, was 1.28% in 2017 and 1.37% in 2016. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

See Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K for a discussion of the financial statement impact of this change.

INDEX
The following table shows an analysis of the allowance for loan losses:

TABLE VIII
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2017	2016	2015	2014	2013
	(dollars in thousands)

Balance at the beginning of period	$8,245	$7,738	$7,075	$6,831	$7,324

Charge-offs:
Commercial	807	915	293	286	200
Real estate-construction	0	0	0	51	501
Real estate-mortgage (1)	1,934	504	321	563	1,548
Consumer	279	204	92	163	141
Other	267	147	191	175	316
Total charge-offs	3,287	1,770	897	1,238	2,706

Recoveries:
Commercial	37	79	50	55	76
Real estate-construction	104	3	1	173	6
Real estate-mortgage (1)	45	197	393	524	513
Consumer	56	28	39	64	111
Other	88	40	52	66	207
Total recoveries	330	347	535	882	913

Net charge-offs	2,957	1,423	362	356	1,793

Provision for loan losses	4,160	1,930	1,025	600	1,300
Balance at end of period	$9,448	$8,245	$7,738	$7,075	$6,831

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$738,540	$603,882	$568,475	$535,994	$500,699
Average balance	$673,015	$585,206	$563,534	$517,183	$471,203

Net charge-offs to average total loans	0.44%	0.24%	0.06%	0.07%	0.38%
Provision for loan losses to average total loans	0.62%	0.33%	0.18%	0.12%	0.28%
Provision for loan losses to net charge-offs	140.68%	135.63%	283.15%	168.54%	72.50%
Allowance for loan losses to period end loans	1.28%	1.37%	1.36%	1.32%	1.36%
Earnings to loan loss coverage (2)	1.36	4.14	13.02	13.80	2.68
Allowance for loan losses to nonperforming loans	58.81%	82.10%	97.48%	105.42%	57.55%

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Income before taxes plus provision for loan losses, divided by net charge-offs.

INDEX
The following table shows the amount of the allowance for loan losses allocated to each category at December 31 of the years presented.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2017		2016		2015		2014		2013
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$1,889	8.18%	$1,493	9.16%	$633	7.60%	$595	7.03%	$350	6.13%
Real estate-construction	541	3.72%	846	3.83%	985	3.46%	703	1.69%	662	2.90%
Real estate-mortgage (1)	5,217	62.99%	5,267	74.25%	5,628	76.90%	5,347	81.33%	5,357	83.28%
Consumer	1,644	23.59%	455	9.61%	279	8.87%	219	5.69%	294	3.95%
Other	157	1.52%	184	3.15%	213	3.17%	211	4.26%	168	3.74%
Total	$9,448	100.00%	$8,245	100.00%	$7,738	100.00%	$7,075	100.00%	$6,831	100.00%

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

For the year ended December 31, 2017 as compared to the year ended December 31, 2016, there was an increase in the allowance for loan losses due to growth in the loan portfolio. The change in the allowance was distributed among the loan segments based on the composition of loans in each segment. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K for further information related to the effect of the change in the calculation method.

INDEX
Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category. For example, if real estate-construction loans experienced losses of $1.0 million, the allowance for loan losses could absorb these losses even though only $541 thousand is allocated to that category.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE X
DEPOSITS

Years ended December 31,	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)

Interest-bearing transaction accounts	$27,909	0.04%	$20,045	0.04%	$11,219	0.04%
Money market deposit accounts	233,295	0.12%	221,339	0.08%	228,627	0.08%
Savings accounts	82,872	0.05%	78,305	0.05%	74,436	0.05%
Other time deposits	208,095	1.06%	210,339	1.01%	221,087	0.97%
Total interest-bearing deposits	552,171	0.46%	530,028	0.44%	535,369	0.44%
Demand deposits	226,951		214,876		194,677
Total deposits	$779,122		$744,904		$730,046

The Company's average total deposits were $779.1 million for the year ended December 31, 2017, an increase of $34.2 million or 4.59% from average total deposits for the year ended December 31, 2016. The demand deposit and money market account categories had the largest increases, totaling $12.1 million and $12.0 million, respectively. Average time deposits, which is the Company's most expensive deposit category, decreased by a total of $2.2 million as seen in the table above. The average rate paid on interest-bearing deposits by the Company in 2017 was 0.46% compared to 0.44% in 2016.

As loan growth accelerated in 2017, the Company made strategic increases in the rates on time deposits in certain maturities to fund loan growth and manage its interest-rate risk. Selected money market deposit rates were also raised in 2017 to attract and retain desirable customers relationships as market and competitors' rates increased. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity at the dates presented.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2017	2016	2015
	(in thousands)
Maturing in:
Within 3 months	$25,136	$15,074	$23,844
3 through 6 months	11,192	21,183	11,474
6 through 12 months	8,830	19,276	8,572
Greater than 12 months	76,418	59,501	65,207
	$121,576	$115,034	$109,097

INDEX
Return on Equity and Assets
The return on average stockholders' equity and assets, the dividend pay-out ratio, and the average equity to average assets ratio for the past three years are presented below.

As of December 31,	2017	2016	2015
Return on average assets	0.00%	0.43%	0.41%
Return on average equity	-0.03%	3.99%	4.02%
Dividend pay-out ratio	-7,575.86%	52.23%	46.40%
Average equity to average assets	10.28%	10.75%	10.23%

Capital Resources
Total stockholders' equity as of December 31, 2017 was $96.4 million, up 2.55% from $94.0 million on December 31, 2016 as the increase in other comprehensive income associated with the termination of the defined benefit pension plan exceeded the net loss for the period, dividends paid, and the mark-to-market adjustment on available-for-sale securities.

INDEX
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

	2017 Regulatory Minimums	2017	2016	2015
Common Equity Tier 1 Capital	4.50%	11.18%	13.39%	13.78%
Tier 1 Capital	6.00%	11.18%	13.39%	13.78%
Total Capital	8.00%	12.28%	14.51%	14.89%
Tier 1 Leverage	4.00%	9.98%	10.68%	10.93%

Year-end book value per share was $19.20 in 2017, $18.94 in 2016, and $18.79 in 2015. Cash dividends were $2.2 million or $0.44 per share in 2017, $2.0 million or $0.40 per share in 2016, and $1.7 million or $0.34 per share in 2015. The common stock of the Company has not been extensively traded. The table below shows the high and low sales prices and dividends paid for each quarter of 2017 and 2016. The stock is quoted on the NASDAQ Capital Market under the symbol "OPOF" and the prices below are based on trade information as reported by The NASDAQ Stock Market, LLC. There were 1,192 stockholders of record of the Company as of March 13, 2018. This stockholder count does not include stockholders who hold their stock in a nominee registration.

The following is a summary of the quarterly dividends paid and high and low sales prices of Old Point Financial Corporation common stock for the previous two years.

	2017			2016
	Dividend	Sales Price		Dividend	Sales Price
		High	Low		High	Low
1st Quarter	$0.11	$30.43	$24.40	$0.10	$20.25	$17.38
2nd Quarter	$0.11	$33.88	$28.93	$0.10	$20.50	$18.50
3rd Quarter	$0.11	$34.82	$29.61	$0.10	$21.45	$18.30
4th Quarter	$0.11	$34.64	$26.03	$0.10	$26.00	$19.34

Five Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company's common stock during the five years ended December 31, 2017, with (1) the Total Return Index for the NASDAQ Composite, and (2) the Total Return Index for SNL U.S. Bank NASDAQ. This comparison assumes $100 was invested on December 31, 2012 in the Company's common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

INDEX

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Old Point Financial Corporation	100.00	118.04	140.51	164.22	244.07	294.78
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ Index	100.00	143.73	148.86	160.70	222.81	234.58
Source: S&P Global Market Intelligence

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company's sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of December 31, 2017, the Company had $217.0 million in FHLB borrowing availability. The decrease in availability for FHLB advances is mainly due to the $67.5 million increase in outstanding advances during 2017. The Company also has available short-term unsecured borrowed funds in the form of federal funds with correspondent banks. As of year-end 2017 and 2016, the Company had $45.0 million and $55.0 million available in federal funds lines of credit to address any short-term borrowing needs.

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

INDEX
The following table sets forth information relating to the Company's sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2017 and December 31, 2016. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

	December 31, 2017			December 31, 2016
	Total	In Use	Available	Total	In Use	Available
	(dollars in thousands)
SOURCES
Federal funds lines of credit	$55,000	$10,000	$45,000	$55,000	$-	$55,000
Federal Home Loan Bank advances	284,513	67,500	217,013	270,048	-	270,048
Federal funds sold & balances at the Federal Reserve			586			3,718
Securities, available-for-sale and unpledged at fair value			90,536			126,457
Total short-term funding sources			353,135			455,223

USES
Unfunded loan commitments and lending lines of credit			68,152			69,389
Letters of credit			999			1,079
Commitments to purchase assets			-			165
Total potential short-term funding uses			69,151			70,633

Liquidity coverage ratio			510.7%			644.5%

The fair value of unpledged available-for-sale securities decreased from December 31, 2016 to December 31, 2017 primarily due to declining balances in the securities portfolio. Unpledged available-for-sale securities also declined due to a $2.0 million increase in customer repurchase agreements. The increase in repurchase agreements from December 31, 2016 to December 31, 2017 was primarily a result of balance fluctuations in the account of a single customer.

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

The Company's operating activities provided $9.4 million of cash during the year ended December 31, 2017, compared to $8.7 million provided during 2016. Even though net income declined significantly, much of this resulted from noncash charges related to the pension termination and increased loan loss provision expense associated with loan growth. The Company's investing activities used $98.4 million of cash during 2017, compared to $23.6 million used during 2016, principally due to additional loan growth. The Company's financing activities provided $77.5 million of cash during 2017 compared to $3.8 million provided of cash during 2016. This change is principally due to increases in FHLB advances.

INDEX
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

Off-Balance Sheet Lending Related Commitments
The Company had $144.1 million in consumer and commercial commitments at December 31, 2017. As of the same date, the Company also had $3.3 million in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

INDEX
Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 15 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table provides the Company's contractual obligations as of December 31, 2017:

Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Short-Term Debt Obligations	$78,193	$78,193	$-	$-	$-
Long-Term Debt Obligations	20,000	-	20,000	-	-
Operating Lease Obligations	413	178	235	-	-
Total contractual cash obligations excluding deposits	98,606	78,371	20,235	-	-
Deposits	783,594	650,967	89,121	43,506	-
Total	$882,200	$729,338	$109,356	$43,506	$-

Short-term debt obligations include federal funds purchased, overnight repurchase agreements and Federal Home Loan Bank advances maturing within a year of origination. Long-term debt obligations consist of Federal Home Loan Bank advances with original maturities greater than one year.

Short-Term Borrowings
Certain short-term borrowings at December 31, 2017, 2016 and 2015 are presented below. Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders' equity at the same date.

TABLE XII
SHORT-TERM BORROWINGS

	2017		2016		2015
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Balance at December 31,
Federal funds purchased	$10,000	1.62%	$-	0.00%	$-	-
Repurchase agreements	20,693	0.10%	18,704	0.10%	25,950	0.09%
Federal Home Loan Bank advances	47,500	1.51%	-	0.00%	-	-

Average daily balance for the year ended December 31,
Federal funds purchased	$854	1.52%	$204	0.75%	$-	-
Repurchase agreements	24,889	0.10%	25,144	0.10%	30,654	0.10%
Federal Home Loan Bank advances	27,589	1.24%	12,115	0.54%	-	-

Maximum month-end outstanding balance:
Federal funds purchased	$10,000		$-		$-
Repurchase agreements	36,809		34,519		44,614
Federal Home Loan Bank advances	47,500		20,000		-

INDEX
Quarterly Data
The table below contains a comparison of the Company's quarterly income and expenses for the periods indicated:

	Years Ended December 31,
	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Interest and dividend income	$8,580	$8,568	$8,061	$7,725	$7,590	$7,436	$7,435	$7,365
Interest expense	(914)	(837)	(673)	(588)	(640)	(633)	(582)	(719)

Net interest income	7,666	7,731	7,388	7,137	6,950	6,803	6,853	6,646
Provision for loan losses	(1,235)	(1,275)	(1,000)	(650)	(630)	100	(1,250)	(150)
Net interest income, after provision for loan losses	6,431	6,456	6,388	6,487	6,320	6,903	5,603	6,496

Noninterest income	3,443	3,361	4,091	3,163	3,188	3,327	3,286	3,665
Noninterest expenses	(12,854)	(9,116)	(9,270)	(8,706)	(8,566)	(8,689)	(8,485)	(9,091)

Income before income taxes	(2,980)	701	1,209	944	942	1,541	404	1,070
Provision for income taxes	91	56	(48)	(2)	(47)	(212)	148	(49)
Net income	$(2,889)	$757	$1,161	$942	$895	$1,329	$552	$1,021

Earnings per common share:
Basic	$(0.58)	$0.15	$0.23	$0.19	$0.18	$0.27	$0.11	$0.21
Diluted	$(0.58)	$0.15	$0.23	$0.19	$0.18	$0.27	$0.11	$0.21

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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
Hampton, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operation, comprehensive income, changes in stockholders’ equity and cash flows for the three years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2004.

Winchester, Virginia
March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Old Point Financial Corporation
Hampton, Virginia

Opinion on the Internal Control over Financial Reporting
We have audited Old Point Financial Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operation, comprehensive income, changes in stockholders’ equity and cash flows for the three years then ended of the Company and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 15, 2018

INDEX
Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(dollars in thousands, except per share data)
Assets

Cash and due from banks	$13,420	$21,885
Interest-bearing due from banks	908	1,667
Federal funds sold	84	2,302
Cash and cash equivalents	14,412	25,854
Securities available-for-sale, at fair value	157,121	199,365
Restricted stock, at cost	3,846	970
Loans held for sale	779	-
Loans, net	729,092	595,637
Premises and equipment, net	37,197	39,324
Bank-owned life insurance	25,981	25,206
Other real estate owned, net of valuation allowance	-	1,067
Goodwill	621	-
Other assets	12,777	15,543
Total assets	$981,826	$902,966

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$225,716	$228,641
Savings deposits	345,053	344,452
Time deposits	212,825	211,409
Total deposits	783,594	784,502
Federal funds purchased	10,000	-
Overnight repurchase agreements	20,693	18,704
Federal Home Loan Bank advances	67,500	-
Accrued expenses and other liabilities	3,651	5,770
Total liabilities	885,438	808,976

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,019,703 and 4,961,258 shares outstanding (includes 2,245 and 0 unvested restricted shares, respectively)	25,087	24,806
Additional paid-in capital	17,270	16,427
Retained earnings	54,738	56,965
Accumulated other comprehensive loss, net	(707)	(4,208)
Total stockholders' equity	96,388	93,990
Total liabilities and stockholders' equity	$981,826	$902,966

See Notes to Consolidated Financial Statements.

INDEX
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share data)
Interest and Dividend Income:
Interest and fees on loans	$29,191	$26,322	$25,972
Interest on due from banks	15	48	15
Interest on federal funds sold	8	6	2
Interest on securities:
Taxable	1,964	1,802	2,510
Tax-exempt	1,601	1,535	1,663
Dividends and interest on all other securities	155	113	133
Total interest and dividend income	32,934	29,826	30,295

Interest Expense:
Interest on savings deposits	342	227	227
Interest on time deposits	2,208	2,116	2,144
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	38	25	30
Interest on Federal Home Loan Bank advances	424	206	1,231
Total interest expense	3,012	2,574	3,632
Net interest income	29,922	27,252	26,663
Provision for loan losses	4,160	1,930	1,025
Net interest income, after provision for loan losses	25,762	25,322	25,638

Noninterest Income:
Fiduciary and asset management fees	3,786	3,560	3,617
Service charges on deposit accounts	3,874	4,052	4,021
Other service charges, commissions and fees	4,182	3,940	4,084
Bank-owned life insurance income	774	795	885
Mortgage banking income	645	413	259
Gain on sale of available-for-sale securities, net	96	522	76
Gain on acquisition of Old Point Mortgage	550	-	-
Other operating income	151	184	194
Total noninterest income	14,058	13,466	13,136

Noninterest Expense:
Salaries and employee benefits	20,863	19,878	20,747
Pension termination settlement	3,350	-	-
Occupancy and equipment	5,864	5,575	5,330
Data processing	1,783	1,620	1,625
FDIC insurance	478	483	586
Customer development	575	612	584
Professional services	2,069	2,122	1,413
Employee professional development	794	659	591
Loan related expenses	616	192	146
Other taxes	563	505	439
Prepayment fee on Federal Home Loan Bank advance	-	391	-
Loss (gain) on other real estate owned	(18)	154	957
Merger expenses	241	-	-
Other operating expenses	2,768	2,640	2,668
Total noninterest expense	39,946	34,831	35,086
Income (loss) before income taxes	(126)	3,957	3,688
Income tax expense (benefit)	(97)	160	54
Net income (loss)	$(29)	$3,797	$3,634

Basic earnings (loss) per share:
Weighted average shares outstanding	4,991,060	4,959,173	4,959,009
Net income (loss) per share of common stock	$(0.01)	$0.77	$0.73

Diluted earnings (loss) per share:
Weighted average shares outstanding	4,991,060	4,960,934	4,959,009
Net income (loss) per share of common stock	$(0.01)	$0.77	$0.73

See Notes to Consolidated Financial Statements.

INDEX
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)

Net income (loss)	$(29)	$3,797	$3,634
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	1,032	(1,163)	(498)
Amortization of unrealized losses on securities transferred to held-to-maturity	-	-	3,386
Changes in defined benefit plan assets and benefit obligations	2,469	117	(157)
Other comprehensive income (loss), net of tax	3,501	(1,046)	2,731
Comprehensive income	$3,472	$2,751	$6,365

See Notes to Consolidated Financial Statements.

INDEX
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands, except per share data)

Balance at December 31, 2014	4,959,009	$24,795	$16,392	$53,203	$(5,893)	$88,497

Net income	-	-	-	3,634	-	3,634
Other comprehensive income, net of tax	-	-	-	-	2,731	2,731
Cash dividends ($0.40 per share)	-	-	-	(1,686)	-	(1,686)
Balance at December 31, 2015	4,959,009	$24,795	$16,392	$55,151	$(3,162)	$93,176

Net income	-	-	-	3,797	-	3,797
Other comprehensive loss, net of tax	-	-	-	-	(1,046)	(1,046)
Exercise of stock options	1,250	6	19	-	-	25
Employee Stock Purchase Plan share issuance	999	5	16	-	-	21
Cash dividends ($0.44 per share)	-	-	-	(1,983)	-	(1,983)

Balance at December 31, 2016	4,961,258	$24,806	$16,427	$56,965	$(4,208)	$93,990

Net loss	-	-	-	(29)	-	(29)
Other comprehensive income, net of tax	-	-	-	-	3,501	3,501
Exercise of stock options	58,105	290	875	-	-	1,165
Employee Stock Purchase Plan share issuance	3,548	18	81	-	-	99
Repurchase of common stock related to stock option exercises	(5,453)	(27)	(130)	-	-	(157)
Stock-based compensation expense	-	-	17	-	-	17
Cash dividends ($0.44 per share)	-	-	-	(2,198)	-	(2,198)

Balance at December 31, 2017	5,017,458	$25,087	$17,270	$54,738	$(707)	$96,388

See Notes to Consolidated Financial Statements.

INDEX
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2017	2016	2015
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(29)	$3,797	$3,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,742	2,725	2,543
Provision for loan losses	4,160	1,930	1,025
Net gain on sale of available-for-sale securities	(96)	(522)	(76)
Net amortization of securities	2,247	2,196	2,188
Increase in loans held for sale	(779)	-	-
Net (gain) loss on disposal of premises and equipment	4	(3)	6
Net (gain) loss on write-down/sale of other real estate owned	(18)	154	957
Income from bank owned life insurance	(774)	(795)	(885)
Stock compensation expense	17	-	-
Deferred tax benefit	(117)	(19)	(227)
Decrease (increase) in other assets	458	(567)	(3,969)
Decrease (Increase) in other liabilities	3,177	(243)	3,637
Pension plan contribution	(1,554)	-	(1,000)
Net cash provided by operating activities	9,438	8,653	7,833

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(23,095)	(151,204)	(104,103)
Proceeds from redemption of restricted securities, net	(2,876)	1,046	277
Proceeds from maturities and calls of available-for-sale securities	50,290	43,660	80,790
Proceeds from maturities and calls of held-to-maturity securities	-	-	300
Proceeds from sales of available-for-sale securities	4,480	107,647	23,005
Paydowns on available-for-sale securities	9,981	11,288	9,353
Paydowns on held-to-maturity securities	-	-	8,161
(Purchases) paydowns of consumer installment loans, net	(6,944)	(2,281)	(6,797)
Net increase in all other loans (including repayments on student loans)	(130,671)	(34,549)	(26,599)
Proceeds from sales of other real estate owned	1,084	1,699	1,956
Payments for improvements to other real estate owned	-	(52)	-
Purchases of premises and equipment	(619)	(891)	(1,756)
Net cash used in investing activities	(98,370)	(23,637)	(15,413)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) decrease in noninterest-bearing deposits	(2,925)	13,551	28,810
Decrease in savings deposits	601	23,082	14,292
Decrease (increase) in time deposits	1,416	1,398	(13,285)
Decrease (increase) in federal funds purchased and repurchase agreements, net	11,989	(7,246)	(11,866)
Increase in Federal Home Loan Bank advances	167,500	55,000	20,000
Repayment of Federal Home Loan Bank advances	(100,000)	(80,000)	(25,000)
Proceeds from exercise of stock options and ESPP issuance	1,264	46	-
Repurchase and retirement of common stock	(157)	-	-
Cash dividends paid on common stock	(2,198)	(1,983)	(1,686)
Net cash provided by financing activities	77,490	3,848	11,265

Net (increase) decrease in cash and cash equivalents	(11,442)	(11,136)	3,685
Cash and cash equivalents at beginning of period	25,854	36,990	33,305
Cash and cash equivalents at end of period	$14,412	$25,854	$36,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,880	$2,587	$3,646
Income tax	600	-	200

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$1,563	$(1,762)	$(755)
Loans transferred to other real estate owned	-	-	553
Former bank property transferred from fixed assets to foreclosed properties	-	127	-
(Increase) decrease in pension liability	3,741	177	(237)
Securities transferred from held-to-maturity to available-for-sale	-	-	85,555
Unamortized losses on transfer date on securities transferred from available-for-sale to held-to-maturity, eliminated upon transfer back to available-for-sale	-	-	4,197
Amortization of unrealized loss on securities transferred to held-to-maturity	-	-	934

See Notes to Consolidated Financial Statements.

INDEX
NOTE 1, Significant Accounting Policies

THE COMPANY
Headquartered in Hampton, Virginia, Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2017, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through its Old Point Mortgage division. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Old Point Financial Corporation (the Company) and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
In preparing Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, and the valuation allowance on other real estate owned.

VARIABLE INTEREST ENTITIES
Current accounting guidance states that if a business enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate the entity. It also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. At this time, the Company has no VIEs that are consolidated.

ACQUISITIONS
The Bank had a joint venture agreement with Tidewater Mortgage Services, Inc. (TMSI) to provide mortgage origination services through Old Point Mortgage, LLC (OPM), a joint venture between the Bank and TMSI. Per the terms of the joint venture agreement, TMSI and the Bank owned 51% and 49%, respectively, of OPM, and TMSI was the managing member.

On April 20, 2017, the Bank completed its purchase of TMSI's interest in OPM, which terminated the joint venture agreement between TMSI and the Bank and made OPM a wholly-owned subsidiary of the Bank as of that date. OPM's fair value was based on an independent valuation performed as of March 31, 2017. Since OPNB had a 49% interest in OPM prior to acquisition of the remaining interest and obtains a controlling interest with the buy-out, this will transaction was accounted for as a business combination achieved in stages or a step acquisition. OPNB has through the aforementioned valuation estimated the fair value of its previously held equity interest in the target resulting in a gain for the excess of the acquisition-date fair value of its previously held equity interest in the target over its carrying value of $550 thousand which is included as a gain on acquisition of Old Point Mortgage in the Consolidated Statements of Income.

INDEX
The table below summarizes the transaction and goodwill recognition (000's):

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
At December 31, 2017 and 2016, there were $317.2 million and $308.5 million, or 42.95% and 51.09%, respectively, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties.

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

RESTRICTED STOCK, AT COST
The Company, as a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), is required to maintain an investment in the capital stock of both the FRB and the FHLB. Based on the redemption provisions of these investments, the stocks have no quoted market value, are carried at cost and are listed as a restricted securities. The Company reviews its holdings for impairment based on the ultimate recoverability of the cost basis in the FRB and FHLB stock.

INDEX
LOANS HELD FOR SALE
The Company records loans held for sale using the lower of cost or market value. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The change in fair value of loans held for sale is recorded as a component of "Mortgage banking income, net" within the Company's Consolidated Statements of Operations.

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

NONACCRUALS, PAST DUES AND CHARGE-OFFS
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

All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual status or charged off. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or when the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments for at least six months.

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

INDEX
The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Each segment of the portfolio is pooled by risk grade or by days past due.  Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades.  A historical loss percentage is then calculated by migration analysis and applied to each pool.  The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment.  At December 31, 2017 management used four twelve-quarter migration periods, and at December 31, 2016, management used one twelve-quarter migration period.

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

OTHER REAL ESTATE OWNED (OREO)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance (direct write-downs) are included in loss (gain) on other real estate owned.

BANK-OWNED LIFE INSURANCE
The Company owns insurance on the lives of a certain group of key employees. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and the increase in cash surrender value is recorded as noninterest income on the consolidated statements of operations. In the event of the death of an insured individual under these policies, the Company would receive a death benefit payment. Any excess in the amount received over the recorded cash surrender value would be recorded as other operating income on the consolidated statements of operations.

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

INDEX
OFF-BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS
In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial letters of credit and lines of credit. Such financial instruments are recorded when they are funded.

PENSION PLAN
The Company has a non-contributory defined benefit pension plan, which was frozen by the Company in 2006 and terminated in 2017. This plan was terminated in the fourth quarter of 2017. Details regarding the impact of this can be found in Note 14.

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

No uncertain tax positions were recorded in 2017 or 2016.

INDEX
The results for the year ended December 31, 2017 include the effect of the Tax Cuts and Jobs Act (the Tax Act), which was signed into law on December 22, 2017. Among other things, the Tax Act permanently lowers the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Tax Act of 35%, effective January 1, 2018. As a result of the federal corporate income tax rate, U.S. GAAP requires companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income (loss), as of the date of the Tax Act's enactment and record the corresponding effects in income tax expense in the fourth quarter of 2017. As a result of the permanent reduction in the corporate income tax rate, the Company recognized a $1.2 million reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense in the Company's consolidated statement of income for 2017. The Company's evaluation of the effect of the Tax Act is considered a preliminary estimate and is subject to refinement in 2018. No material adjustment is anticipated.

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

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred. Advertising expense for the years ended 2017,  2016 and 2015 was $249 thousand, $273 thousand, and $217 thousand, respectively.

COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income, net of tax. Other comprehensive income (loss), net of tax includes unrealized gains and losses on securities available-for-sale, unrealized losses on securities transferred from available-for-sale to held-to-maturity, and unrealized losses related to changes in the funded status of the pension plan which are also recognized as separate components of equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606." This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company plans to adopt this guidance on the effective date, January 1, 2018 via the modified retrospective approach. The Company has completed its assessment of the adoption of this ASU, noting the standard will result in expanded disclosures related to non-interest income and enhance the qualitative disclosures on the revenues within the scope of the new guidance. The Company has concluded the adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements.

INDEX
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU requires an entity to, among other things: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company has completed its assessment of ASU No. 2016-01 and upon adoption there will be enhancements to the current financial instrument disclosures.

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

INDEX
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

During March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company has concluded the adoption of ASU 2017-07 will not have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

INDEX
During May 2017, the FASB issued ASU 2017‐09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company has concluded that ASU 2017‐08 will not have a material impact on its consolidated financial statements.

During August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities."  The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes.  Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update.   The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period.  The Company has concluded that the adoption of ASU 2017-12 will not have a material impact on its consolidated financial statements.

During February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.  The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company has elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the consolidated financial statements for the period ending December 31, 2018.

NOTE 2, Restrictions on Cash and Amounts Due from Banks

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2017 and 2016, the Company had no balance requirements on any of its accounts. The Company had approximately $0.5 million and $9.9 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2017 and December 31, 2016, respectively.

NOTE 3, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2017
Obligations of U.S. Government agencies	$9,530	$27	$(122)	$9,435
Obligations of state and political subdivisions	64,413	489	(137)	64,765
Mortgage-backed securities	75,906	-	(1,610)	74,296
Money market investments	1,194	-	-	1,194
Corporate bonds and other securities	7,049	195	(10)	7,234
Other marketable equity securities	100	97	-	197
Total	$158,192	$808	$(1,879)	$157,121

December 31, 2016
U.S. Treasury securities	$20,000	$-	$-	$20,000
Obligations of U.S. Government agencies	9,361	-	(166)	9,195
Obligations of state and political subdivisions	78,645	358	(1,016)	77,987
Mortgage-backed securities	85,649	18	(1,973)	83,694
Money market investments	647	-	-	647
Corporate bonds and other securities	7,598	92	(12)	7,678
Other marketable equity securities	100	64	-	164
Total	$202,000	$532	$(3,167)	$199,365

INDEX
Securities with a fair value of $66.6 million and $72.9 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2017, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders' equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2017 Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$4,015	$4,009
Due after one year through five years	23,293	23,126
Due after five years through ten years	38,197	37,997
Due after ten years	91,393	90,598
Total debt securities	156,898	155,730
Other securities without stated maturities	1,294	1,391

Total securities	$158,192	$157,121

The following table provides information about securities sold in the years ended December 31:

	2017	2016	2015
	(in thousands)

Proceeds from sales	$4,480	$107,647	$23,005

Gross realized gains	$96	$578	$76

Gross realized losses	$-	$56	$-

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

The Company has not recorded impairment charges on securities for the years ended December 31, 2017 and 2016.

The following table shows the number of securities with unrealized losses, the gross unrealized losses and fair value of the Company's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$11	$3,189	$111	$3,089	$122	$6,278	13
Obligations of state and political subdivisions	32	11,141	105	10,999	137	22,140	29
Mortgage-backed securities	67	9,742	1,543	64,554	1,610	74,296	24
Corporate bonds and other securities	2	1,098	8	792	10	1,890	11
Total securities available-for-sale	$112	$25,170	$1,767	$79,434	$1,879	$104,604	77

INDEX
	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U. S. Government agencies	$166	$9,195	$-	$-	$166	$9,195	6
Obligations of state and political subdivisions	1,016	38,020	-	-	1,016	38,020	56
Mortgage-backed securities	1,973	80,680	-	-	1,973	80,680	23
Corporate bonds and other securities	11	1,787	1	100	12	1,887	13
Total securities available-for-sale	$3,166	$129,682	$1	$100	$3,167	$129,782	98

Certain investments within the Company's portfolio had unrealized losses at December 31, 2017 and December 31, 2016, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. The Company purchases only highly-rated securities, including U.S. government agencies and mortgage-backed securities guaranteed by government-sponsored entities. The municipal and corporate securities portfolios are reviewed regularly to ensure that ratings of individual securities have not deteriorated below the threshold established by the Company's policy.

Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2017 or December 31, 2016.

Restricted Stock
The restricted stock category is comprised of FHLB and Federal Reserve Bank stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB and Federal Reserve Bank stock is carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

NOTE 4, Loans and Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	December 31, 2017	December 31, 2016
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$101,021	$94,827
Commercial	289,682	285,429
Construction	27,489	23,116
Second mortgages	17,918	17,128
Equity lines of credit	56,610	51,024
Total mortgage loans on real estate	492,720	471,524
Commercial and industrial loans	60,398	54,434
Consumer automobile loans	119,251	10,407
Other consumer loans	54,974	48,500
Other (1)	11,197	19,017
Total loans	738,540	603,882
Less: Allowance for loan losses	(9,448)	(8,245)
Loans, net of allowance and deferred fees (2)	$729,092	$595,637

INDEX
(1) Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $594 thousand and $536 thousand at December 31, 2017 and December 31, 2016, respectively.
(2) Net deferred loan costs totaled $916 thousand and $522 thousand at December 31, 2017 and December 31, 2016, respectively.

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

·	Loss: Loans have been charged off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

	Credit Quality Information As of December 31, 2017
	Pass	OAEM	Substandard	Total
			(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$98,656	$-	$2,365	$101,021
Commercial	264,275	10,526	14,881	289,682
Construction	26,694	74	721	27,489
Second mortgages	17,211	431	276	17,918
Equity lines of credit	56,318	-	292	56,610
Total mortgage loans on real estate	463,154	11,031	18,535	492,720
Commercial and industrial loans	58,091	1,469	838	60,398
Consumer automobile loans	119,211	-	40	119,251
Other consumer loans	54,926	-	48	54,974
Other	11,197	-	-	11,197
Total	$706,579	$12,500	$19,461	$738,540

INDEX
	Credit Quality Information As of December 31, 2016
	Pass	OAEM	Substandard	Total
			(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$92,458	$1,138	$1,231	$94,827
Commercial	260,948	10,014	14,467	285,429
Construction	22,219	162	735	23,116
Second mortgages	16,445	475	208	17,128
Equity lines of credit	50,387	500	137	51,024
Total mortgage loans on real estate	442,457	12,289	16,778	471,524
Commercial and industrial loans	49,979	2,278	2,177	54,434
Consumer automobile loans	10,407	-	-	10,407
Other consumer loans	48,334	-	166	48,500
Other	19,017	-	-	19,017
Total	$570,194	$14,567	$19,121	$603,882

As of December 31, 2017 and 2016 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$229	$153	$1,278	$1,660	$99,361	$101,021	$261
Commercial	194	771	1,753	2,718	286,964	289,682	-
Construction	-	-	721	721	26,768	27,489	-
Second mortgages	15	-	163	178	17,740	17,918	45
Equity lines of credit	75	19	53	147	56,463	56,610	-
Total mortgage loans on real estate	513	943	3,968	5,424	487,296	492,720	306
Commercial and industrial loans	709	-	1,060	1,769	58,629	60,398	471
Consumer automobile loans	517	122	41	680	118,571	119,251	41
Other consumer loans	2,222	544	2,360	5,126	49,848	54,974	2,360
Other	84	9	4	97	11,100	11,197	4
Total	$4,045	$1,618	$7,433	$13,096	$725,444	$738,540	$3,182

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the other consumer category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $4.2 million at December 31, 2017.

INDEX
Age Analysis of Past Due Loans as of December 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$564	$-	$496	$1,060	$93,767	$94,827	$218
Commercial	2,280	1,625	227	4,132	281,297	285,429	-
Construction	162	-	-	162	22,954	23,116	-
Second mortgages	-	200	188	388	16,740	17,128	58
Equity lines of credit	394	9	86	489	50,535	51,024	-
Total mortgage loans on real estate	3,400	1,834	997	6,231	465,293	471,524	276
Commercial and industrial loans	5	-	86	91	54,343	54,434	-
Consumer automobile loans	-	11	-	11	10,396	10,407	-
Other consumer loans	1,876	702	2,684	5,262	43,238	48,500	2,603
Other	41	12	5	58	18,959	19,017	5
Total	$5,322	$2,559	$3,772	$11,653	$592,229	$603,882	$2,884
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

INDEX
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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

	December 31, 2017	December 31, 2016
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,447	$598
Commercial	9,468	6,033
Construction	721	-
Second mortgages	118	129
Equity lines of credit	292	87
Total mortgage loans on real estate	12,046	6,847
Commercial and industrial loans	836	231
Consumer loans	-	81
Total	$12,882	$7,159

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Interest income that would have been recorded under original loan terms	$474	$318	$196
Actual interest income recorded for the period	281	269	141
Reduction in interest income on nonaccrual loans	$193	$49	$55

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

The following table presents TDRs during the period indicated, by class of loan:

Troubled Debt Restructurings by Class
For the Year Ended December 31, 2017

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2017
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	1	$142	$142	$140
Commercial	3	5,132	5,132	5,132
Total	4	$5,274	$5,274	$5,272

INDEX
Troubled Debt Restructurings by Class
For the Year Ended December 31, 2016

	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2016
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	6	$1,061	$1,061	$992
Commercial	1	150	150	-
Second mortgages	1	53	53	53
Equity lines of credit	1	93	93	86
Total mortgage loans on real estate	9	1,357	1,357	1,131
Commercial and industrial loans	1	152	152	144
Consumer loans	2	8	8	-
Total	12	$1,517	$1,517	$1,275

Of the loans restructured in 2017  two were given a below-market rate for debt with similar risk characteristics and two were granted terms that the Company would not otherwise extend to borrowers with similar risk charateristics. All of the loans restructured in 2016 were given below-market rates for debt with similar risk characteristics.

At December 31, 2017 and 2016, the Company had no outstanding commitments to disburse additional funds on any TDR. Also at December 31, 2017 and 2016, the Company had $77 thousand and $10 thousand, respectively, in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure.

In the years ended December 31, 2017 and 2016 there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of December 31, 2017				For the Year Ended December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,873	$2,499	$316	$52	$2,525	$90
Commercial	15,262	11,622	1,644	1	13,541	579
Construction	814	721	92	18	406	23
Second mortgages	473	318	135	14	464	20
Equity lines of credit	293	53	239	10	261	-
Total mortgage loans on real estate	$19,715	$15,213	$2,426	$95	$17,197	$712
Commercial and industrial loans	1,115	836	-	-	1,388	30
Consumer loans	-	-	-	-	41	-
Total	$20,830	$16,049	$2,426	$95	$18,626	$742

Impaired Loans by Class
	As of December 31, 2016				For the Year Ended December 31, 2016
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment		Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,496	$1,835	$622	$75		$2,741	$119
Commercial	16,193	11,095	4,274	415		11,885	727
Construction	619	528	96	22		496	43
Second mortgages	526	309	141	17		511	25
Equity lines of credit	87	86	-	-		46	3
Total mortgage loans on real estate	$19,921	$13,853	$5,133	$529		$15,679	$917
Commercial and industrial loans	1,077	-	989	271		827	74
Consumer loans	81	81	-	-		68	1
Total	$21,079	$13,934	$6,122	$800	$	$ 16,574	$992

ALLOWANCE FOR LOAN LOSSES
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

INDEX
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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)

For the Year Ended December 31, 2017	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,493	$846	$5,267	$455	$184	$8,245
Charge-offs	(807)	-	(1,934)	(279)	(267)	(3,287)
Recoveries	37	104	45	56	88	330
Provision for loan losses	1,166	(409)	1,839	1,412	152	4,160
Ending balance	1,889	541	5,217	1,644	157	9,448
Ending balance individually evaluated for impairment	-	18	77	-	-	95
Ending balance collectively evaluated for impairment	1,889	523	5,140	1,644	157	9,353
Ending balance	1,889	541	5,217	1,644	157	9,448
Loan Balances:
Ending balance individually evaluated for impairment	836	813	16,826	-	-	18,475
Ending balance collectively evaluated for impairment	59,562	26,676	448,405	174,225	11,197	720,065
Ending balance	$60,398	$27,489	$465,231	$174,225	$11,197	$738,540

INDEX
For the Year Ended December 31, 2016	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$633	$985	$5,628	$279	$213	$7,738
Charge-offs	(915)	-	(504)	(204)	(147)	(1,770)
Recoveries	79	3	197	28	40	347
Provision for loan losses	1,696	(142)	(54)	352	78	1,930
Ending balance	1,493	846	5,267	455	184	8,245
Ending balance individually evaluated for impairment	271	22	507	-	-	800
Ending balance collectively evaluated for impairment	1,222	824	4,760	455	184	7,445
Ending balance	1,493	846	5,267	455	184	8,245
Loan Balances:
Ending balance individually evaluated for impairment	989	624	18,362	81	-	20,056
Ending balance collectively evaluated for impairment	53,445	22,492	430,046	58,826	19,017	583,826
Ending balance	$54,434	$23,116	$448,408	$58,907	$19,017	$603,882

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

In the third quarter of 2017, management changed its migration approach for calculating the allowance to better match the length of the current credit cycle. The number of migration periods was changed from four to eight. Each migration period remains at twelve quarters, the length of the migration period used by the Company in prior periods. This change had the result of reducing the calculated provision by $1.2 million for the twelve months ended December 31, 2017. The prior methodology was resulting in distortion between required allocations by segment and the underlying credit metrics for those segments. By increasing the number of migration periods from four to eight, the migration is better able to capture the performance of the portfolio segment over a greater portion of the credit cycle.

The following table represents the effect on the loan loss provision as a result of these changes in methodology. It compares the methodology actually used for the year ended December 31, 2017 to that used in prior periods.

	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
	(in thousands)
Portfolio Segment:
Commercial	$1,166	$1,653	$(487)
Real estate - construction	(409)	(791)	382
Real estate - mortgage	1,839	2,397	(558)
Consumer loans	1,412	1,698	(286)
Other	152	361	(209)
Total	$4,160	$5,318	$(1,158)

INDEX

NOTE 5, Other Real Estate Owned (OREO)

The Company holds certain parcels of real estate due to completed foreclosure proceedings on defaulted loans or the closing of former branches. An analysis of the balance in OREO is as follows:

	Years Ended December 31,
	2017	2016
	(in thousands)
Balance at beginning of year	$2,093	$5,290
Transfers to OREO due to foreclosure	-	-
Other additions to foreclosed properties	-	52
Closed branch locations transferred to OREO	-	127
Properties sold	(2,093)	(3,376)
Balance at end of year	$-	$2,093

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

	Years Ended December 31,
	2017	2016
	(in thousands)
Balance at beginning of year	$1,026	$2,549
Additions and write-downs	-	60
Reductions due to sales or increases in value	(1,026)	(1,583)
Balance at end of year	$-	$1,026

Expenses applicable to OREOs include the following:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss (gain) on sales of real estate	$(18)	$94	$-54
Provision for losses (net write-downs)	-	60	1,011
Operating expenses, net of income (1)	10	160	219
Total Expenses	$(8)	$314	$1,176

(1) Included in other operating income and other operating expense on the Consolidated Statements of Operations.

NOTE 6, Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2017	2016
	(in thousands)
Land	$7,663	$7,663
Buildings	37,944	37,890
Construction in process	137	43
Leasehold improvements	861	852
Furniture, fixtures and equipment	19,675	19,220
	66,280	65,668
Less accumulated depreciation and amortization	29,083	26,344
	$37,197	$39,324

INDEX
Depreciation expense for the years ended December 31, 2017, 2016, and 2015 amounted to $2.7 million, $2.7 million, and $2.5 million, respectively.

The Company has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2020. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2017 under noncancellable leases is $413 thousand which is due as follows (in thousands):

2018	$178
2019	156
2020	79
Total	$413

The aggregate rental expense of premises and equipment was $345 thousand,$239 thousand, and $270 thousand for December 31, 2017, 2016, and 2015, respectively.

NOTE 7, Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both December 31, 2017 and December 31, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.5 million and $3.9 million at December 31, 2017 and December 31, 2016, respectively. The expected terms of these investments and the related tax benefits run through 2033. Additional committed capital calls expected for the funds totaled $1.1 million and $2.5 million at December 31, 2017 and December 31, 2016, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheets. During the years ended December 31, 2017, 2016, and 2015, the Company recognized amortization expense of $340 thousand, $300 thousand, and $219 thousand, respectively, which was included within noninterest expense on the consolidated statements of operations.

The table below summarizes the tax credits and other tax benefits recognized by the Company and related to these investments, as of the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Tax credits received	$412	$384	$(291)
Tax benefit from losses	116	102	74
Total tax benefit	$528	$486	$365

NOTE 8, Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2017 and 2016 was $39.9 million and $38.1 million, respectively. As of December 31, 2017, no single customer relationship exceeded 5 percent of total deposits.

INDEX
At December 31, 2017 the scheduled maturities of time deposits (in thousands) are as follows:

2018	$80,198
2019	36,737
2020	52,384
2021	24,485
2022	19,021
Total	$212,825

NOTE 9, Short Term and Long Term Borrowings

Short-Term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At December 31, 2017 and December 31, 2016 the remaining credit available from these lines totaled $45.0 million and $55.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $217.0 million and $270.0 million as of December 31, 2017 and December 31, 2016, respectively.

The following table presents total short-term borrowings as of the dates indicated (dollars in thousands):

	December 31, 2017	December 31, 2016
Federal funds purchased	$10,000	$-
Overnight repurchase agreements	20,693	18,704
Federal Home Loan Bank Advances	47,500	-
Total short-term borrowings	$78,193	$18,704

Maximum month-end outstanding balance	$79,819	$68,864
Average outstanding balance during the period	$53,165	$39,364
Average interest rate during the period	0.72%	0.59%
Average interest rate at end of period	1.27%	0.10%

Long-Term Borrowings
At December 31, 2017, the Company had the following long-term FHLB advances outstanding (dollars in thousands).

Long-term Type	Interest Rate	Maturity Date	Advance Amount
Fixed Rate Hybrid	1.54%	2/28/2019	$10,000
Fixed Rate Hybrid	1.90%	11/15/2019	10,000
			$20,000
There were no long-term borrowings at December 31, 2016.

INDEX
NOTE 10, Share-Based Compensation

The Company has adopted an employee stock purchase plan and offers share-based compensation through its equity compensation plan. Share-based compensation arrangements may include stock options, restricted and unrestricted stock awards, restricted stock units, performance units and stock appreciation rights. Accounting standards require all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period. The Company accounts for forfeitures during the vesting period as they occur.

The Company's 1998 Stock Option Plan, pursuant to which stock options could be granted to key employees and non-employee directors, expired on March 9, 2008.  Stock options that were outstanding on March 9, 2008 remained outstanding in accordance with their terms, but no new awards could be granted under the plan after March 9, 2008. At December 31, 2017, no options to purchase shares of common stock granted under the stock option plan remain outstanding.

Stock option activity for the year ended December 31, 2017 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2017	60,605	$20.05
Granted	-	-
Exercised	(58,105)	20.05
Canceled or expired	(2,500)	20.05
Options outstanding, December 31, 2017	-	$-	-	$-
Options exercisable, December 31, 2017	-	$-	-	$-

During 2017 and 2016, the Company received $1.3 million and $25 thousand, respectively, from the exercise of stock options.

No options were granted during the years ended December 31, 2017 or December 31, 2016. As of December 31, 2017 and December 31, 2016, all outstanding stock options were fully vested and there was no unrecognized stock-based compensation expense.

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. The Company did not award any equity compensation under the Incentive Stock Plan during 2016.

Restricted stock activity for the year ended December 31, 2017 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2017	-	$-
Issued	2,245	33.60
Vested	-	-
Forfeited	-	-
Nonvested, December 31, 2017	2,245	$33.60

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is two years.

INDEX
The fair value of restricted stock granted during the year ended December 31, 2017 was $75 thousand.

The remaining unrecognized compensation expense for the shares granted during the year ended December 31, 2017 totaled $58 thousand as of December 31, 2017.

Stock-based compensation expense was $17 thousand for the year ended December 31, 2017. There was no stock compensation expense in 2016.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and for 2017 and 2016 was set at 5%.

Total stock purchases under the ESPP amounted to 3,548 shares during 2017 and 999 shares during 2016. At December 31, 2017, the Company had 245,453 remaining shares reserved for issuance under this plan.

NOTE 11, Stockholders' Equity and Earnings per Common Share

STOCKHOLDERS' EQUITY--OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents information on amounts reclassified out of accumulated other comprehensive Income (loss), by category, during the periods indicated:

	Years Ended December 31,			Affected Line Item on Consolidated Statement of Income
	2017	2016	2015
	(in thousands)
Available-for-sale securities
Realized gains (losses) on sales of securities	$96	$522	$76	Gain (loss) on sale of available-for-sale securities, net
Tax effect	33	177	26	Income tax expense (benefit)
	$63	$345	$50
Defined-benefit pension plan
Amortization of actuarial loss (1)	$(490)	$(504)	$(390)	Salaries and employee benefits
Tax effect	(167)	(171)	(133)	Income tax expense (benefit)
	$(323)	$(333)	$(257)

Total reclassifications for the period	$(260)	$12	$(207)

(1) This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see Note 14. Pension Plan and 401(k) Plan for additional details).

INDEX
The following table presents the changes in accumulated other comprehensive Income (loss), by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available- for-Sale Securities	Unrealized Losses on Securities Transferred from Available- for-Sale to Held-to- Maturity (1)	Defined Benefit Pension Plans (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)

Balance at December 31, 2014	$(78)	$(3,386)	$(2,429)	$(5,893)
Net change for the year ended December 31, 2015	(498)	3,386	(157)	2,731
Balance at December 31, 2015	(576)	-	(2,586)	(3,162)

Net change for the year ended December 31, 2016	(1,163)	-	117	(1,046)
Balance at December 31, 2016	$(1,739)	$-	$(2,469)	$(4,208)

Net change for the year ended December 31, 2017	1,032	-	2,469	3,501
Balance at December 31, 2017	$(707)	$-	$-	$(707)

(1) Net change for the year ended December 31, 2015 represents reclassification due to the transfer of securities held-to-maturity to available-for-sale.
(2) Net change reflects termination and settlement of the pension plan during year ended December 31, 2017.

The following table presents the change in each component of other comprehensive income, net of tax on a pre-tax and after-tax basis for the periods indicated.

	Year Ended December 31, 2017
	Pretax	Tax Effect	Net-of-Tax
	(in thousands)
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,659	$564	$1,095
Reclassification adjustment for gains recognized in income	(96)	(33)	(63)
Net unrealized gains on securities	1,563	531	1,032

Defined benefit pension plans:
Plan termination, settlement and net amortization	3,741	1,272	2,469

Total change in accumulated other comprehensive income	$5,304	$1,803	$3,501

	Year Ended December 31, 2016
	Pretax	Tax Effect	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,240)	$(422)	$(818)
Reclassification adjustment for gains recognized in income	(522)	(177)	(345)
Net change	(1,762)	(599)	(1,163)

Defined benefit pension plans:
Net actuarial loss for the period	(327)	(111)	(216)
Amortization of actuarial loss from prior period	504	171	333
Net change	177	60	117

Total change in accumulated other comprehensive loss	$(1,585)	$(539)	$(1,046)

INDEX
	Year Ended December 31, 2015
	Pretax	Tax Effect	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(679)	$(231)	$(448)
Reclassification adjustment for gains recognized in income	(76)	(26)	(50)
Net change	(755)	(257)	(498)

Unrealized losses on securities transferred from available-for-sale to held-to-maturity:
Elimination upon transfer back to available-for-sale	4,197	1,427	2,770
Amortization	934	318	616
Net change	5,131	1,745	3,386

Defined benefit pension plans:
Net actuarial loss for the period	(627)	(213)	(414)
Amortization of actuarial loss from prior period	390	133	257
Net change	(237)	(80)	(157)

Total change in accumulated other comprehensive loss	$4,139	$1,408	$2,731

EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2017, 2016, and 2015:

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Year Ended December 31, 2017
Net income, basic	$(29)	4,991	$(0.01)
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$(29)	4,991	$(0.01)

Year Ended December 31, 2016
Net income, basic	$3,797	4,959	$0.77
Potentially dilutive common shares - stock options	-	2	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,797	4,961	$0.77

Year Ended December 31, 2015
Net income, basic	$3,634	4,959	$0.73
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,634	4,959	$0.73

The Company had no antidilutive shares in 2017. The Company did not include an average of 52 thousand and 76 thousand potential common shares attributable to outstanding stock options in the diluted earnings per share calculation for 2016 and 2015, respectively, because they were antidilutive. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

INDEX
NOTE 12, Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal stockholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company's board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal stockholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders' equity at December 31, 2017.

Annual activity consisted of the following:

	2017	2016
	(in thousands)
Balance, beginning of year	$4,354	$4,429
Additions	351	110
Reductions	(418)	(185)
Balance, end of year	$4,287	$4,354

Deposits from related parties held by the Company at December 31, 2017 and 2016 amounted to $12.5 million and $13.8 million, respectively.

NOTE 13, Income Taxes

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, companies are required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. The Company continues to evaluate the impact on its 2017 tax expense of the revaluation required by the lower corporate tax rate implemented by the Tax Act.  During the fourth quarter of 2017, the Company recorded $1.2 million in additional tax expense based on the Company's preliminary analysis of the impact of the Tax Act. The Company's preliminary estimate of the impact of the Tax Act is based on currently available information and interpretation of its provisions. The actual results may differ from the current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions that the Company has preliminarily made. The Company's evaluation of the impact of the Tax Act is subject to refinement for up to one year after enactment per the guidance under ASC 740, Accounting for Uncertainty in Income Taxes, and the Securities and Exchange Commission's Staff Accounting Bulletin 118.

The components of income tax expense for the current and prior year-ends are as follows:

	2017	2016	2015
	(in thousands)
Current income tax expense	$20	$179	$281
Deferred income tax benefit	(117)	(19)	(227)
Reported income tax expense (benefit)	$(97)	$160	$54

INDEX
A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Expected tax expense (34%)	$(43)	$1,345	$1,254
Interest expense on tax-exempt assets	23	15	22
Low-income housing tax credits	(412)	(384)	(274)
Tax-exempt interest	(628)	(608)	(654)
Bank-owned life insurance	(263)	(270)	(301)
Impact of Tax Act	1,221	-	-
Other, net	5	62	7
Reported income tax expense	$(97)	$160	$54

The effective tax rates for 2017, 2016, and 2015 were -77.0%, 4.0%, and 1.5%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,984	$2,803
Interest on nonaccrual loans	82	71
Other real estate owned	-	349
Pension - other comprehensive income	-	1,272
Bank owned life insurance benefit	55	94
Charitable contributions carried forward	2	1
Net unrealized loss on securities available-for-sale	225	896
Unexercised nonqualified options	-	36
Alternative minimum tax	1,344	1,019
Deferred benefits and compensation	139	256
Other	179	89
	$4,010	$6,886

Deferred tax liabilities:
Depreciation	$(404)	$(822)
Accretion of discounts on securities	-	(1)
Deferred loan fees and costs	(295)	(325)
Pension	-	(740)
	(699)	(1,888)
Net deferred tax assets	$3,311	$4,998

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2014.

NOTE 14, Pension Plan and 401(k) Plan

PENSION PLAN
The Company previously provided pension benefits for eligible participants through a non-contributory defined-benefit pension plan. The plan was frozen effective September 30, 2006; therefore no additional participants have been or will be added to the plan since such date.

On November 23, 2016 the Company's Board of Directors voted to terminate the pension plan, effective January 31, 2017. The Company completed the transfer of all liabilities and administrative responsibilities under the Plan in the fourth quarter of 2017 which resulted in a nonrecurring pretax termination charge of $3.4 million in 2017.

INDEX
Information pertaining to the activity in the plan, using a measurement date of December 31, is as follows:

	Years ended December 31,
	2017	2016
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$7,062	$7,039
Service cost	-	-
Interest cost	268	279
Benefits paid	(6,977)	(461)
Actuarial (gain) loss	(353)	205
Benefit obligation at end of year	$-	$7,062

Change in plan assets
Fair value of plan assets at beginning of year	$5,499	$5,691
Actual return on plan assets	(76)	269
Employer contribution	1,554	-
Benefits paid	(6,977)	(461)
Fair value of plan assets at end of year	$-	$5,499

Funded Status at end of year	$-	$(1,563)

	December 31,
	2017	2016
	(in thousands)
Amounts recognized in the consolidated balance sheets
Accrued pension liability	$-	$(1,563)

Amounts recognized in accumulated other comprehensive (income) loss
Loss	$-	$3,741
Deferred taxes	-	(1,272)
Net loss	$-	$2,469

Accumulated benefit obligation	$-	$7,062

Assumptions used to determine the benefit obligations at December 31,	2017	2016
Discount rate	0.00%	3.86%

	During the years ending December 31,
Weighted-average assumptions used to determine net periodic pension cost	2017	2016
Discount rate	3.86%	4.03%
Expected long-term rate of return on plan assets	7.00%	7.00%

INDEX
	Years ended December 31,
	2017	2016	2015
Components of net periodic pension cost	(in thousands)
Interest cost	$268	$279	$260
Expected return on plan assets	(376)	(391)	(376)
Amortization of unrecognized loss	490	504	390
Preliminary net periodic pension cost	382	392	274
Settlement/curtailment expense	3,350	-	-
Net periodic pension cost	$3,732	$392	$274

Components of other amounts recognized in other comprehensive income (loss)
Net actuarial (gain) loss	$99	$327	$627
Settlement loss	(3,350)	-
Amortization of actuarial loss	(490)	(504)	(390)
Total recognized in other comprehensive income (loss)	$(3,741)	$(177)	$237

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(9)	$215	$511

Fair value is discussed in detail in Note 16. Upon termination of the Company's pension plan in the fourth quarter of 2017 all assets under the plan were liquidated. The fair value of the pension plan assets by asset category were as follows at December 31, 2016:

Assets at Fair Value as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$2,839	$-	$-	$2,839
Mutual funds	-	-	-	-
Common stock	1,129	-	-	1,129
Corporate bonds	-	1,472	-	1,472
Partnerships	-	59	-	59
Total assets at fair value	$3,968	$1,531	$-	$5,499

The Company made no contributions to the pension plan in 2016 or in 2017, until the plan was terminated.

401(K) PLAN
The Company has a 401(k) Plan in which substantially all employees are eligible to participate. Employees may contribute to the plan subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100 percent of the first 4 percent of an employee's compensation contributed to the plan. Matching contributions vest to the employee immediately. The Company may make profit sharing contributions to the plan as determined by the Board of Directors. Profit sharing contributions vest to the employee over a six-year period. For the years ended December 31, 2017, 2016, and 2015, expense attributable to the plan amounted to $536 thousand, $523 thousand, and $519 thousand, respectively.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at December 31:

	2017	2016
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$56,486	$47,243
Commercial real estate, construction and development loans committed but not funded	19,526	15,948
Other lines of credit (principally commercial)	68,101	81,966
Total	$144,113	$145,157

Letters of credit	$3,331	$3,597

INDEX
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

INDEX
The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2017 Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$9,435	$-	$9,435	$-
Obligations of state and political subdivisions	64,765	-	64,765	-
Mortgage-backed securities	74,296	-	74,296	-
Money market investments	1,194	-	1,194	-
Corporate bonds	7,234	-	7,234	-
Other marketable equity securities	197	-	197	-
Total available-for-sale securities	$157,121	$-	$157,121	$-

		Fair Value Measurements at December 31, 2016 Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$20,000	$-	$20,000	$-
Obligations of U.S. Government agencies	9,195	-	9,195	-
Obligations of state and political subdivisions	77,987	-	77,987	-
Mortgage-backed securities	83,694	-	83,694	-
Money market investments	647	-	647	-
Corporate bonds	7,678	-	7,678	-
Other marketable equity securities	164	-	164	-
Total available-for-sale securities	$199,365	$-	$199,365	$-

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

INDEX
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

Loans Held For Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are recorded within the mortgage segment and are reported on a separate line item on the Company's Consolidated Statements of Income.

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

		Carrying Value at December 31, 2017 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$264	$-	$-	$264
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total	$567	$-	$-	$567

Loans held for sale	$779	$-	$779	$-

INDEX
		Carrying Value at December 31, 2016 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$400	$-	$-	$400
Commercial	1,483	-	-	1,483
Construction	74	-	-	74
Total mortgage loans on real estate	1,957	-	-	1,957
Commercial loans	718	-	-	718
Total	$2,675	$-	$-	$1,957

Other real estate owned
Construction	$940	$-	$-	$940
Total	$940	$-	$-	$940

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2017 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$264	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (2.91%)
Construction	74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

INDEX
Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2016 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$400	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	1,483	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial loans	718	Market comparables	Selling costs	0.00%
			Liquidation discount	0.00% - 38.58% (32.40%)

Other real estate owned
Construction	940	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00%

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

INDEX
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

COMMITMENTS TO EXTEND CREDIT AND IRREVOCABLE LETTERS OF CREDIT
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit-worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2017 and December 31, 2016, the fair value of fees charged for loan commitments and irrevocable letters of credit was immaterial.

INDEX
The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at December 31, 2017 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$14,412	$14,412	$-	$-
Securities available-for-sale	157,121	-	157,121	-
Restricted securities	3,846	-	3,846	-
Loans held for sale	779	-	779	-
Loans, net of allowances for loan losses	729,092	-	-	722,464
Bank owned life insurance	25,981	-	25,981	-
Accrued interest receivable	3,254	-	3,254	-

Liabilities
Deposits	$783,594	$-	$782,539	$-
Federal funds purchased	10,000	-	10,000	-
Overnight repurchase agreements	20,693	-	20,693	-
Federal Home Loan Bank advances	67,500	-	67,329	-
Accrued interest payable	360	-	360	-

		Fair Value Measurements at December 31, 2016 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$25,854	$25,854	$-	$-
Securities available-for-sale	199,365	-	199,365	-
Restricted securities	970	-	970	-
Loans, net of allowances for loan losses	595,637	-	-	594,190
Bank owned life insurance	25,206	-	25,206	-
Accrued interest receivable	3,189	-	3,189	-

Liabilities
Deposits	$784,502	$-	$783,450	$-
Overnight repurchase agreements	18,704	-	18,704	-
Accrued interest payable	228	-	228	-

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

INDEX
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 and common equity tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2017 and 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital (CET1) ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The Basel III Final Rules establish a capital conservation buffer of 2.5%, which is added to the 4.5% CET1 to risk-weighted assets to increase the ratio to at least 7%. The Basel III Final Rules also establish risk weighting that applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules became effective January 1, 2015 and the Basel III Final Rules capital conservation buffer will be phased in from 2015 to 2019.

When fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 captial to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total captial ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

As of December 31, 2017, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2017 and 2016 are also presented in the table.

INDEX
	Capital		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2017:
Total Capital to Risk Weighted Assets:
Consolidated	$106,029	12.28%	$69,055	8.00%	N/A	N/A
Old Point National Bank	97,194	11.30%	68,803	8.00%	$86,004	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	96,474	11.18%	51,791	6.00%	N/A	N/A
Old Point National Bank	87,639	10.19%	51,602	6.00%	68,803	8.00%

Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	96,474	11.18%	38,843	4.50%	N/A	N/A
Old Point National Bank	87,639	10.19%	38,702	4.50%	55,902	6.50%

Tier 1 Capital to Average Assets:
Consolidated	96,474	9.98%	38,686	4.00%	N/A	N/A
Old Point National Bank	87,639	9.09%	38,575	4.00%	48,218	5.00%

December 31, 2016:
Total Capital to Risk Weighted Assets:
Consolidated	$106,443	14.51%	$58,678	8.00%	N/A	N/A
Old Point National Bank	98,237	13.47%	58,350	8.00%	$72,938	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	98,198	13.39%	44,009	6.00%	N/A	N/A
Old Point National Bank	89,992	12.34%	43,763	6.00%	58,350	8.00%

Common Equity Tier 1 Capital to Risk Weighted Assets:
Consolidated	98,198	13.39%	33,007	4.50%	N/A	N/A
Old Point National Bank	89,992	12.34%	32,822	4.50%	47,410	6.50%

Tier 1 Capital to Average Assets:
Consolidated	98,198	10.68%	36,768	4.00%	N/A	N/A
Old Point National Bank	89,992	9.85%	36,549	4.00%	45,686	5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2018, without approval of the Comptroller, $388 thousand (Trust only) plus an additional amount equal to the Bank's and Trust's retained net profits for 2018 up to the date of any dividend declaration.

NOTE 18, Segment Reporting

The Company operates in a decentralized fashion in three principal business segments: the Bank, the Trust, and the Parent. Revenues from the Bank's operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust's operating revenues consist principally of income from fiduciary and asset management fees. The Parent company's revenues are mainly interest and dividends received from the Bank and Trust companies.
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

INDEX
Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

2017	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$32,861	$71	$667	$(665)	$32,934
Fiduciary and asset management fees	-	3,786	-	-	3,786
Other income	9,389	944	200	(261)	10,272
Total operating income	42,250	4,801	867	(926)	46,992

Expenses
Interest expense	3,010	-	-	2	3,012
Provision for loan losses	4,160	-	-	-	4,160
Salaries and employee benefits	20,968	2,800	445	-	24,213
Other expenses	14,109	1,075	811	(262)	15,733
Total operating expenses	42,247	3,875	1,256	(260)	47,118

Income (loss) before taxes	3	926	(389)	(666)	(126)

Income tax expense (benefit)	(65)	328	(360)	-	(97)

Net income (loss)	$68	$598	$(29)	$(666)	$(29)

Capital expenditures	$613	$6	$-	$-	$619

Total assets	$975,991	$6,126	$96,406	$(96,697)	$981,826

2016	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$29,765	$61	$4,590	$(4,590)	$29,826
Fiduciary and asset management fees	-	3,560	-	-	3,560
Other income	9,058	910	200	(262)	9,906
Total operating income	38,823	4,531	4,790	(4,852)	43,292

Expenses
Interest expense	2,574	-	-	-	2,574
Provision for loan losses	1,930	-	-	-	1,930
Salaries and employee benefits	16,801	2,671	406	-	19,878
Other expenses	13,179	1,041	995	(262)	14,953
Total operating expenses	34,484	3,712	1,401	(262)	39,335

Income (loss) before taxes	4,339	819	3,389	(4,590)	3,957

Income tax expense (benefit)	288	280	(408)	-	160

Net income (loss)	$4,051	$539	$3,797	$(4,590)	$3,797

Capital expenditures	$887	$4	$-	$-	$891

Total assets	$897,966	$5,761	$93,998	$(94,759)	$902,966

INDEX
2015	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$30,242	$54	$4,009	$(4,010)	$30,295
Fiduciary and asset management fees	-	3,617	-	-	3,617
Other income	8,548	1,032	200	(261)	9,519
Total operating income	38,790	4,703	4,209	(4,271)	43,431

Expenses
Interest expense	3,633	-	-	(1)	3,632
Provision for loan losses	1,025	-	-	-	1,025
Salaries and employee benefits	17,630	2,685	432	-	20,747
Other expenses	13,254	1,010	336	(261)	14,339
Total operating expenses	35,542	3,695	768	(262)	39,743

Income (loss) before taxes	3,248	1,008	3,441	(4,009)	3,688

Income tax expense (benefit)	(96)	343	(193)	-	54

Net income (loss)	$3,344	$665	$3,634	$(4,009)	$3,634

Capital expenditures	$1,682	$74	$-	$-	$1,756

Total assets	$891,877	$5,694	$93,191	$(93,975)	$896,787

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

NOTE 19, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
Balance Sheets	2017	2016
	(in thousands)
Assets
Cash and cash equivalents	$2,622	$2,366
Securities available-for-sale	197	164
Investment in common stock of subsidiaries	93,533	91,437
Other assets	54	31
Total assets	$96,406	$93,998

Liabilities and Stockholders' Equity
Note payable - subsidiary	$18	$8
Common stock	25,087	24,806
Additional paid-in capital	17,270	16,427
Retained earnings	54,738	56,965
Accumulated other comprehensive loss	(707)	(4,208)
Total liabilities and stockholders' equity	$96,406	$93,998

INDEX
	Years Ended December 31,
Statements of Income	2017	2016	2015
	(in thousands)
Income:
Dividends from subsidiaries	$2,050	$2,900	$2,900
Other income	200	200	200
Total income	2,250	3,100	3,100

Expenses:
Salaries and benefits	445	406	432
Legal expenses	285	774	180
Service fees	210	166	137
Other operating expenses	316	55	19
Total expenses	1,256	1,401	768
Income before income taxes and equity in undistributed net income (loss) of subsidiaries	994	1,699	2,332
Income tax benefit	(360)	(408)	(193)
	1,354	2,107	2,525
Equity in undistributed net income (loss) of subsidiaries	(1,383)	1,690	1,109
Net income (loss)	$(29)	$3,797	$3,634
	Years Ended December 31,
Statements of Cash Flows	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(29)	$3,797	$3,634
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	1,383	(1,690)	(1,109)
Stock compensation expense	17	-	-
(Increase) decrease in other assets	(34)	5	(5)
Increase (decrease) in other liabilities	10	(7)	15
Net cash provided by operating activities	1,347	2,105	2,535

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from sale of stock	1,107	46	-
Cash dividends paid on common stock	(2,198)	(1,983)	(1,686)
Net cash used in financing activities	(1,091)	(1,937)	(1,686)

Net increase in cash and cash equivalents	256	168	849
Cash and cash equivalents at beginning of year	2,366	2,198	1,349
Cash and cash equivalents at end of year	$2,622	$2,366	$2,198

Supplemental schedule of noncash transactions:
Unrealized gain (loss) on securities available-for-sale	$33	$64	(1)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

INDEX
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

Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Based on this evaluation, using those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Yount, Hyde & Barbour, PC, the independent registered public accounting firm which also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour's attestation report on the Company's internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

INDEX
Item 9B.	Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company's 2018 Annual Meeting of Stockholders (the 2018 Proxy Statement) to be held on May 22, 2018.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption "Election of Directors" in the 2018 Proxy Statement and is incorporated herein by reference.

The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2018 Proxy Statement and is incorporated herein by reference.

The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption "Executive Officers of the Registrant."

The information regarding the Company's Audit Committee and its Audit Committee Financial Expert is set forth under the caption "Board Committees and Attendance" in the 2018 Proxy Statement and is incorporated herein by reference.

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

The information set forth under the captions "Compensation and Benefits Committee Interlocks and Insider Participation" and "Executive Compensation" in the 2018 Proxy Statement is incorporated herein by reference.

INDEX
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2018 Proxy Statement is incorporated herein by reference.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2018 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption "Interest of Management in Certain Transactions" in the 2018 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption "Board Committees and Attendance" in the 2018 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the captions "Principal Accountant Fees" and "Audit Committee Pre-Approval Policy" in the 2018 Proxy Statement is incorporated herein by reference.

INDEX
Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Consolidated Financial Statements

The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2017 and 2016
Consolidated Statements of Operations – Years Ended December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2017 and 2016
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows – Years Ended December 31, 2017 and 2016
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

INDEX
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

10.18*
Additional Employment Arrangement by and among Laurie D. Grabow and Old Point Financial Corporation and The Old Point National Bank of Phoebus dated as of May 23, 2017 (incorporated by reference to Exhibit 10.18 to Form 8-K filed May 23, 2017)

10.19*	Time-Based Restricted Stock Agreement, dated July 11, 2017, between Old Point Financial Corporation and Jeffrey W. Farrar (incorporated by reference to Exhibit 10.19 to Form 8-K filed July 13, 2017)

10.20
Form of Support and Non-Competition Agreement, by and among Old Point Financial Corporation and certain shareholders of Citizens National Bank (incorporated by reference to Annex A to Appendix A to the proxy statement/prospectus included in Amendment No. 1 to Form S-4 filed January 26, 2018)

10.21
Form of Warrant Cancellation Agreement, by and among Old Point Financial Corporation, Citizens National Bank and holders of warrants to acquire shares of common stock of Citizens National Bank (incorporated by reference to Annex B to Appendix A to the proxy statement/prospectus included in Amendment No. 1 to Form S-4 filed January 26, 2018)

10.22*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr. (incorporated by reference to Exhibit 10.22 to Form 8-K filed February 28, 2018)

INDEX
10.23*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Jeffrey W. Farrar (incorporated by reference to Exhibit 10.23 to Form 8-K filed February 28, 2018)

10.24*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Joseph R. Witt (incorporated by reference to Exhibit 10.24 to Form 8-K filed February 28, 2018)

10.25*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and Old Point Trust & Financial Services, N.A. and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.25 to Form 8-K filed February 28, 2018)

10.26*	Change of Control Severance Agreement, dated as of February 22, 2018, by and between The Old Point National Bank of Phoebus and Donald S. Buckless

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 30, 2005)

23	Consent of Yount, Hyde & Barbour, P.C.

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Sr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Sr.	Principal Executive Officer

Date: March 15, 2018

/s/Jeffrey W. Farrar	Chief Financial Officer & Senior Vice President/Finance
Jeffrey W. Farrar	Principal Financial & Accounting Officer

Date: March 15, 2018

/s/Stephen C. Adams*	Director
Stephen C. Adams

/s/James Reade Chisman*	Director
James Reade Chisman

/s/Russell S. Evans, Jr.*	Director
Russell S. Evans, Jr.

/s/Michael A. Glasser*	Director
Michael A. Glasser

/s/Dr. Arthur D. Greene*	Director
Dr. Arthur D. Greene

/s/John Cabot Ishon*	Director
John Cabot Ishon

/s/William F. Keefe*	Director
William F. Keefe

/s/Tom B. Langley*	Director
Tom B. Langley

/s/Dr. H. Robert Schappert*	Director
Dr. H. Robert Schappert

/s/Robert F. Shuford, Jr.*	Director
Robert F. Shuford, Jr.

/s/Ellen Clark Thacker*	Director
Ellen Clark Thacker

/s/Joseph R. Witt*	Director
Joseph R. Witt

*By Robert F. Shuford, Sr., as Attorney in Fact

Date: March 15, 2018