Form 10-Q
period 2018-03-31
OLD POINT FINANCIAL CORP
filed 2018-05-10
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

5,095,069 shares of common stock ($5.00 par value) outstanding as of April 30, 2018

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

i

GLOSSARY OF DEFINED TERMS

ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation
CRA	Community Reinvestment Act
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRS	Internal Revenue Service
OAEM	Other Assets Especially Mentioned
OCC	Office of the Comptroller of the Currency
OPM	Old Point Mortgage
OREO	Other Real Estate Owned
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.
VIE	Variable Interest Entities

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(dollars in thousands except per share data)
	(unaudited)	*
Assets

Cash and due from banks	$37,019	$13,420
Interest-bearing due from banks	3,866	908
Federal funds sold	2,552	84
Cash and cash equivalents	43,437	14,412
Securities available-for-sale, at fair value	145,857	157,121
Restricted securities, at cost	4,023	3,846
Loans held for sale	715	779
Loans, net	723,144	729,092
Premises and equipment, net	36,754	37,197
Bank-owned life insurance	26,190	25,981
Goodwill	621	621
Other real estate owned, net	203	-
Other assets	12,829	12,777
Total assets	$993,773	$981,826

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$231,345	$225,716
Savings deposits	349,881	345,053
Time deposits	207,801	212,825
Total deposits	789,027	783,594
Federal funds purchased	-	10,000
Overnight repurchase agreements	36,141	20,693
Federal Home Loan Bank advances	70,000	67,500
Accrued expenses and other liabilities	3,607	3,651
Total liabilities	898,775	885,438

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,020,784 and 5,019,703 shares outstanding (includes 2,245 shares of nonvested restricted stock)	25,093	25,087
Additional paid-in capital	17,298	17,270
Retained earnings	55,344	54,738
Accumulated other comprehensive loss, net	(2,737)	(707)
Total stockholders' equity	94,998	96,388
Total liabilities and stockholders' equity	$993,773	$981,826

See Notes to Consolidated Financial Statements.
*  Derived from audited Consolidated Financial Statements

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended March 31,
	2018	2017
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$7,895	$6,780
Interest on due from banks	4	5
Interest on federal funds sold	2	3
Interest on securities:
Taxable	494	496
Tax-exempt	344	427
Dividends and interest on all other securities	60	14
Total interest and dividend income	8,799	7,725

Interest Expense:
Interest on savings deposits	104	64
Interest on time deposits	616	519
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	10	5
Interest on Federal Home Loan Bank advances	324	-
Total interest expense	1,054	588
Net interest income	7,745	7,137
Provision for loan losses	525	650
Net interest income, after provision for loan losses	7,220	6,487

Noninterest Income:
Fiduciary and asset management fees	983	966
Service charges on deposit accounts	870	927
Other service charges, commissions and fees	1,067	1,016
Bank-owned life insurance income	209	198
Mortgage banking income	141	6
Gain on sale of available-for-sale securities, net	80	-
Other operating income	5	50
Total noninterest income	3,355	3,163

Noninterest Expense:
Salaries and employee benefits	5,477	5,097
Occupancy and equipment	1,477	1,449
Data processing	516	414
FDIC insurance	191	96
Customer development	182	144
Professional services	488	373
Employee professional development	192	236
Loan related expenses	126	60
Other taxes	170	143
ATM and other losses	97	177
Merger expenses	205	-
Other operating expenses	508	517
Total noninterest expense	9,629	8,706
Income before income taxes	946	944
Income tax expense	4	2
Net income	$942	$942

Basic earnings per share:
Weighted average shares outstanding	5,020,075	4,977,267
Net income per share of common stock	$0.19	$0.19

Diluted earnings per share:
Weighted average shares outstanding	5,020,146	4,991,864
Net income per share of common stock	$0.19	$0.19

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2018	2017
	(unaudited, in thousands)
Net income	$942	$942
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(1,751)	428
Reclassification for (gain) loss included in net income	(63)	-
Other comprehensive income (loss), net of tax	(1,814)	428

Comprehensive income (loss)	$(872)	$1,370

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(unaudited, dollars in thousands except per share data)
THREE MONTHS ENDED MARCH 31, 2018

Balance at beginning of period	5,017,458	$25,087	$17,270	$54,738	$(707)	$96,388
Net income	-	-	-	942	-	942
Other comprehensive loss, net of tax	-	-	-	-	(1,814)	(1,814)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	139	(139)	-
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	-	-	-	77	(77)	-
Employee Stock Purchase Plan share issuance	1,081	6	20	-	-	26
Stock-based compensation expense	-	-	8	-	-	8
Cash dividends ($0.11 per share)	-	-	-	(552)	-	(552)

Balance at end of period	5,018,539	$25,093	$17,298	$55,344	$(2,737)	$94,998

THREE MONTHS ENDED MARCH 31, 2017

Balance at beginning of period	4,961,258	$24,806	$16,427	$56,965	$(4,208)	$93,990
Net income	-	-	-	942	-	942
Other comprehensive income, net of tax	-	-	-	-	428	428
Exercise of stock options	18,006	90	271	-	-	361
Employee Stock Purchase Plan share issuance	773	4	17	-	-	21
Repurchase and retirement of common stock	(2,770)	(14)	(60)	-	-	(74)
Cash dividends ($0.11 per share)	-	-	-	(547)	-	(547)

Balance at end of period	4,977,267	$24,886	$16,655	$57,360	$(3,780)	$95,121

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(unaudited, dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$942	$942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620	698
Provision for loan losses	525	650
Net gain on sale of available-for-sale securities	(80)	-
Net amortization of securities	493	602
Loans originated and held for sale	(2,268)	-
Proceeds from sale of loans held for sale	2,370	-
Gain on sale of loans held for sale	(38)	-
Net loss on disposal of premises and equipment	11	-
Income from bank owned life insurance	(209)	(198)
Stock compensation expense	8	-
Decrease in other assets	633	365
Increase (decrease) in other liabilities	(45)	365
Net cash provided by operating activities	2,962	3,424

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,467)	(21,650)
Cash used in purchases of restricted securities, net	(177)	(7)
Proceeds from maturities and calls of available-for-sale securities	4,655	22,400
Proceeds from sales of available-for-sale securities	2,730	1,000
Paydowns on available-for-sale securities	2,437	2,464
Proceeds from sale of loans held for investment	8,746	-
Net increase in loans held for investment	(3,527)	(30,800)
Purchases of premises and equipment	(189)	(250)
Net cash provided by (used in) investing activities	13,208	(26,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	5,629	4,999
Increase in savings deposits	4,828	11,723
Decrease in time deposits	(5,024)	(7,832)
Increase in federal funds purchased and repurchase agreements, net	5,448	9,424
Increase in Federal Home Loan Bank advances	58,000	-
Repayment of Federal Home Loan Bank advances	(55,500)	-
Proceeds from exercise of stock options and ESPP issuance	26	382
Repurchase and retirement of common stock	-	(74)
Cash dividends paid on common stock	(552)	(547)
Net cash provided by financing activities	12,855	18,075

Net increase (decrease) in cash and cash equivalents	29,025	(5,344)
Cash and cash equivalents at beginning of period	14,412	25,854
Cash and cash equivalents at end of period	$43,437	$20,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,050	$595

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(2,297)	$648
Loans transferred to other real estate owned	$203	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2018 and December 31, 2017 and the statements of income, comprehensive income, changes in stockholders' equity and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2017 annual report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of March 31, 2018, the Bank had 18 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through its Old Point Mortgage (OPM) division. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

On April 1, 2018, the Company completed its acquisition of Citizens National Bank (Citizens) for a purchase price of approximately $7.1 million. Under the terms of the merger agreement, Citizens shareholders received 0.1041 shares of Company stock and $2.19 in cash for each share of Citizens stock resulting in the issuance of 149,980 shares of Company stock. Systems integration is scheduled to be completed in late May 2018.

The Company's first quarter results do not include the financial results of Citizens because it was acquired after the close of the first quarter. As of March 31, 2018 Citizens had total assets of $49.8 million, total loans of $43.5 million, and total deposits of $43.8 million.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements and has formed a committee to oversee the adoption of the new standard. The ALLL model currently in use by the Company already provides it with the ability to archive prior period information and contains loan balance and charge-off information beginning with September 30, 2011. The committee has reviewed the data included in each monthly archive file and has added fields to enhance its data analysis capabilities under the new standard.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities."  The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes.  Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update.   The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period.  The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."  The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to:  measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018.  Early adoption is permitted. The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.

7

ACCOUNTING STANDARDS ADOPTED IN 2018

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU requires an entity to, among other things: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material effect on the Company's Consolidated Financial Statements. The Company began measuring its equity investments at fair value through net income and reclassified $77 thousand of AOCI to retained earnings in the first quarter of 2018, with no effect on total stockholders' equity. The Company also measured the fair value of its loan portfolio and time deposits at March 31, 2018 using an exit price notion (see Note 9. Fair Value Measurements).

In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.  The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the consolidated financial statements for the period ending March 31, 2018. The reclassification decreased AOCI and increased retained earnings by $139 thousand, with no effect on total stockholders' equity.

On January 1, 2018 the Company adopted ASU 2014-09 "Revenue from Contracts with Customers" and all subsequent amendments to the ASU (collectively, "ASC 606"). The majority of the Company's revenues are associated with financial instruments, including loans and securities, to which ASC 606 does not apply. ASC 606 is applicable to certain noninterest revenues including services charges on deposit accouts, interchange fees, merchant services income, trust and asset management income, and the sale of other real estate owned. However, the recognition of these revenue streams did not change upon adoption of ASC 606. Substantially all of the Company's revenue is generated from contracts with customers. Noninterest revenue streams in-scope of ASC 606 are discussed below.

Fiduciary and Asset Management Fees

Fiduciary and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the applicable fee schedule or contract terms. Payment is generally received immediately or in the following month. The Company does not earn performance-based incentives. Additional services such as tax return preparation services are transactional-based, and the performance obligation is generally satisfied, and related revenue recognized, as incurred. Payment is received shortly after services are rendered.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, and other deposit account related fees. The Company's performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers' accounts.

Other Service Charges, Commissions and Fees

Other service charges, commissions and fees are primarily comprised of debit card income, ATM fees, merchant services income, investment services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company's debit and credit cards are processed through card payment networks. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Investment services income relates to commissions earned on brokered trades of investment securities. Other service charges include revenue from processing wire transfers, safe deposit box rentals, cashier's checks, and other services. The Company's performance obligation for other service charges, commission and fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Other Operating Income

Other operating income mainly consists of check sales to customers and fees charged for the early redemption of time deposits. Other operating income is largely transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is generally received immediately.

7

Note 2. Securities

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2018
Obligations of U.S. Government agencies	$9,440	$25	$(128)	$9,337
Obligations of state and political subdivisions	59,924	150	(805)	59,269
Mortgage-backed securities	73,699	-	(2,758)	70,941
Money market investments	1,612	-	-	1,612
Corporate bonds and other securities	4,650	64	(16)	4,698
Total	$149,325	$239	$(3,707)	$145,857

December 31, 2017
Obligations of U.S. Government agencies	$9,530	$27	$(122)	$9,435
Obligations of state and political subdivisions	64,413	489	(137)	64,765
Mortgage-backed securities	75,906	-	(1,610)	74,296
Money market investments	1,194	-	-	1,194
Corporate bonds and other securities	7,049	195	(10)	7,234
Other marketable equity securities	100	97	-	197
Total	$158,192	$808	$(1,879)	$157,121

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

The Company has not recorded impairment charges through income on securities for the three months ended March 31, 2018 or the year ended December 31, 2017.

The following table summarizes gross realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Securities Available-for-sale
Realized gains on sales of securities	$80	$-
Realized losses on sales of securities	-	-
Net realized gain (loss)	$80	$-

7

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

March 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
March 31, 2018	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$7	$1,492	$121	$3,283	$128	$4,775
Obligations of state and political subdivisions	405	22,103	400	10,658	805	32,761
Mortgage-backed securities	136	6,810	2,622	64,131	2,758	70,941
Corporate bonds	5	1,095	11	789	16	1,884
Total securities available-for-sale	$553	$31,500	$3,154	$78,861	$3,707	$110,361

December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
December 31, 2017	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$11	$3,189	$111	$3,089	$122	$6,278
Obligations of state and political subdivisions	32	11,141	105	10,999	137	22,140
Mortgage-backed securities	67	9,742	1,543	64,554	1,610	74,296
Corporate bonds	2	1,098	8	792	10	1,890
Total securities available-for-sale	$112	$25,170	$1,767	$79,434	$1,879	$104,604

The number of investments at an unrealized loss position as of March 31, 2018 and December 31, 2017 were 100 and 77, respectively. Certain investments within the Company's portfolio had unrealized losses for more than twelve months at March 31, 2018 and December 31, 2017, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2018 or December 31, 2017.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's loan portfolio as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$102,428	$101,021
Commercial	287,395	289,682
Construction	29,054	27,489
Second mortgages	18,721	17,918
Equity lines of credit	54,907	56,610
Total mortgage loans on real estate	492,505	492,720
Commercial and industrial loans	57,019	60,398
Consumer automobile loans	120,360	119,251
Other consumer loans	52,661	54,974
Other	10,330	11,197
Total loans, net of deferred fees (1)	732,875	738,540
Less: Allowance for loan losses	(9,731)	(9,448)
Loans, net of allowance and deferred fees and costs (1)	$723,144	$729,092

(1) Net deferred loan fees totaled $906 thousand and $916 thousand at March 31, 2018 and December 31, 2017, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $662 thousand and $594 thousand at March 31, 2018 and December 31, 2017, respectively.

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of March 31, 2018
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$100,314	$450	$1,664	$-	$102,428
Commercial	259,935	13,770	13,690	-	287,395
Construction	28,259	73	722	-	29,054
Second mortgages	18,000	538	183	-	18,721
Equity lines of credit	54,597	-	310	-	54,907
Total mortgage loans on real estate	461,105	14,831	16,569	-	492,505
Commercial and industrial loans	54,598	1,833	588	-	57,019
Consumer automobile loans	119,930	-	430	-	120,360
Other consumer loans	52,446	-	215	-	52,661
Other	10,330	-	-	-	10,330
Total	$698,409	$16,664	$17,802	$-	$732,875

Credit Quality Information
As of December 31, 2017
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$98,656	$-	$2,365	$-	$101,021
Commercial	264,275	10,526	14,881	-	289,682
Construction	26,694	74	721	-	27,489
Second mortgages	17,211	431	276	-	17,918
Equity lines of credit	56,318	-	292	-	56,610
Total mortgage loans on real estate	463,154	11,031	18,535	-	492,720
Commercial and industrial loans	58,091	1,469	838	-	60,398
Consumer automobile loans	119,211	-	40	-	119,251
Other consumer loans	54,926	-	48	-	54,974
Other	11,197	-	-	-	11,197
Total	$706,579	$12,500	$19,461	$-	$738,540

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

Age Analysis of Past Due Loans as of March 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$554	$-	$347	$901	$101,527	$102,428	$-
Commercial	315	588	386	1,289	286,106	287,395	-
Construction	-	-	721	721	28,333	29,054	-
Second mortgages	53	-	45	98	18,623	18,721	45
Equity lines of credit	454	-	53	507	54,400	54,907	-
Total mortgage loans on real estate	1,376	588	1,552	3,516	488,989	492,505	45
Commercial loans	145	3	590	738	56,281	57,019	-
Consumer automobile loans	572	94	142	808	119,552	120,360	142
Other consumer loans	642	472	1,963	3,077	49,584	52,661	1,962
Other	51	9	16	76	10,254	10,330	17
Total	$2,786	$1,166	$4,263	$8,215	$724,660	$732,875	$2,166

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the other consumer loans category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $2.8 million at March 31, 2018.

Age Analysis of Past Due Loans as of December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$229	$153	$1,278	$1,660	$99,361	$101,021	$261
Commercial	194	771	1,753	2,718	286,964	289,682	-
Construction	-	-	721	721	26,768	27,489	-
Second mortgages	15	-	163	178	17,740	17,918	45
Equity lines of credit	75	19	53	147	56,463	56,610	-
Total mortgage loans on real estate	513	943	3,968	5,424	487,296	492,720	306
Commercial loans	709	-	1,060	1,769	58,629	60,398	471
Consumer automobile loans	517	122	41	680	118,571	119,251	41
Other consumer loans	2,222	544	2,360	5,126	49,848	54,974	2,360
Other	84	9	4	97	11,100	11,197	4
Total	$4,045	$1,618	$7,433	$13,096	$725,444	$738,540	$3,182

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	March 31, 2018	December 31, 2017
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$1,226	$1,447
Commercial	10,924	9,468
Construction	722	721
Second mortgages	118	118
Equity lines of credit	311	292
Total mortgage loans on real estate	13,301	12,046
Commercial loans	830	836
Total	$14,131	$12,882

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest income that would have been recorded under original loan terms	$130	$117
Actual interest income recorded for the period	80	87
Reduction in interest income on nonaccrual loans	$50	$30

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

The following tables present TDRs during the periods indicated, by class of loan. There were no troubled debt restructurings originated in the three months ended March 31, 2018.

Troubled Debt Restructurings by Class
For the Three Months Ended March 31, 2017
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on March 31, 2017
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	1	$ 142	$ 142	$ 142

The one loan restructured in the first three months ended March 31, 2017 was given below-market rates for debt with similar risk characteristics. At March 31, 2018 and December 31, 2017, the Company had no outstanding commitments to disburse additional funds on any TDR. At March 31, 2018 and December 31, 2017, the Company had $204 thousand and $77 thousand, respectively, in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure.

In the first quarters of 2018 and 2017, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of March 31, 2018				For the three months ended March 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,059	$1,944	$94	$49	$2,042	$16
Commercial	16,290	14,245	436	164	15,596	93
Construction	813	722	91	17	814	1
Second mortgages	469	315	134	14	471	4
Equity lines of credit	312	53	258	29	312	-
Total mortgage loans on real estate	$19,943	$17,279	$1,013	$273	$19,235	$114
Commercial loans	1,109	830	-	-	836	-
Other consumer loans	170	-	168	68	169	4
Total	$21,222	$18,109	$1,181	$341	$20,240	$118

Impaired Loans by Class
	As of December 31, 2017				For the Year Ended December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,873	$2,499	$316	$52	$2,525	$90
Commercial	15,262	11,622	1,644	1	13,541	579
Construction	814	721	92	18	406	23
Second mortgages	473	318	135	14	464	20
Equity lines of credit	293	53	239	10	261	-
Total mortgage loans on real estate	$19,715	$15,213	$2,426	$95	$17,197	$712
Commercial loans	1,115	836	-	-	1,388	30
Other consumer loans	-	-	-	-	41	-
Total	$20,830	$16,049	$2,426	$95	$18,626	$742

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At March 31, 2018 and December 31, 2017 management used eight twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management's estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.7 million adequate to cover probable loan losses inherent in the loan portfolio at March 31, 2018.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Three Months Ended March 31, 2018	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,889	$541	$5,217	$1,644	$157	$9,448
Charge-offs	(78)	-	(125)	(125)	(79)	(407)
Recoveries	18	-	71	52	24	165
Provision for loan losses	190	(131)	310	90	66	525
Ending balance	$2,019	$410	$5,473	$1,661	$168	$9,731
Ending balance individually evaluated for impairment	$-	$17	$256	$68	$-	$341
Ending balance collectively evaluated for impairment	2,019	393	5,217	1,593	168	9,390
Ending balance	$2,019	$410	$5,473	$1,661	$168	$9,731
Loan Balances:
Ending balance individually evaluated for impairment	$830	$813	$17,479	$168	$-	$19,290
Ending balance collectively evaluated for impairment	56,189	28,241	445,972	172,853	10,330	713,585
Ending balance	$57,019	$29,054	$463,451	$173,021	$10,330	$732,875

For the Year Ended December 31, 2017	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,493	$846	$5,267	$455	$184	$8,245
Charge-offs	(807)	-	(1,934)	(279)	(267)	(3,287)
Recoveries	37	104	45	56	88	330
Provision for loan losses	1,166	(409)	1,839	1,412	152	4,160
Ending balance	$1,889	$541	$5,217	$1,644	$157	$9,448
Ending balance individually evaluated for impairment	$-	$18	$77	$-	$-	$95
Ending balance collectively evaluated for impairment	1,889	523	5,140	1,644	157	9,353
Ending balance	$1,889	$541	$5,217	$1,644	$157	$9,448
Loan Balances:
Ending balance individually evaluated for impairment	$836	$813	$16,826	$0	$-	$18,475
Ending balance collectively evaluated for impairment	59,562	26,676	448,405	174,225	11,197	720,065
Ending balance	$60,398	$27,489	$465,231	$174,225	$11,197	$738,540

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

Note 4. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both March 31, 2018 and December 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.6 million and $3.5 million at March 31, 2018 and December 31, 2017, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2018 are $442 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.1 million at both March 31, 2018 and December 31, 2017 and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet. There were no impairments losses related to these investments at March 31, 2018 and 2017.

	Three Months Ended March 31,		Affected Line Item on
	2018	2017	Consolidated Statement of Income
	(in thousands)
Tax credits and other tax benefits
Amortization of operating losses	$80	$80	ATM and other losses

Tax benefit of operating losses*	$17	$27	Income tax expense

Tax credits	124	95	Income tax expense

Total tax benefits	$141	$122

* Computed using a 21% tax rate for the first three months of 2018 and a 34% tax rate for the first three months of 2017

Note 5. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At March 31, 2018 and December 31, 2017 the remaining credit available from these lines totaled $55.0 million and $45.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $223.0 million and $217.0 as of March 31, 2018 and December 31, 2017, respectively.

The following table presents total short-term borrowings as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Federal funds purchased	$-	$10,000
Overnight repurchase agreements	36,141	20,693
FHLB advances	50,000	47,500
Total short-term borrowings	$86,141	$78,193

Maximum month-end outstanding balance	$99,898	$79,819
Average outstanding balance during the period	$88,686	$53,165
Average interest rate (year-to-date)	1.14%	0.72%
Average interest rate at end of period	0.99%	1.27%

The Company had long-term FHLB advances totaling $20.0 million outstanding at March 31, 2018 and December 31, 2017 with $10.0 million scheduled to mature on February 28, 2019 and $10.0 million scheduled to mature on November 15, 2019. The interest rates on these advances range from 1.54% to 1.90%.

Note 6. Commitments and Contingencies

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

The following financial instruments whose contract amounts represent credit risk were outstanding at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)

Commitments to extend credit:
Home equity lines of credit	$61,946	$56,486
Commercial real estate, construction and development loans committed but not funded	16,636	19,526
Other lines of credit (principally commercial)	71,172	68,101
Total	$149,754	$144,113

Letters of credit	$3,744	$3,331

Note 7. Share-Based Compensation

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. The Company did not award any equity compensation under the Incentive Stock Plan during the three months ended March 31, 2018.

Restricted stock activity for the three months ended March 31, 2018 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2018	2,245	$33.60
Issued	-	-
Vested	-	-
Forfeited	-	-
Nonvested, March 31, 2018	2,245	$33.60

The weighted average period over which nonvested awards are expected to be recognized is 1.50 years.

No restricted stock was granted during the three months ended March 31, 2018 or 2017.

The remaining unrecognized compensation expense for non-vested restricted stock shares totaled $50 thousand as of March 31, 2018.

Stock-based compensation expense was $8 thousand for the three months ended March 31, 2018. There was no stock compensation expense for the three months ended March 31, 2017.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and was set at 5% for 2017 and for the first three months of 2018.

1,081 shares were purchased under the ESPP during the three months ended March 31, 2018. At March 31, 2018, the Company had 244,372 remaining shares reserved for issuance under this plan.

Note 8. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – Accumulated Other Comprehensive Loss

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended March 31,		Affected Line Item on
	2018	2017	Consolidated Statement of Income
Available-for-sale securities	(in thousands)
Realized gains on sales of securities	$80	$-	Gain on sale of available-for-sale securities, net
Tax effect	17	$-	Income tax expense
	$63	$-

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Three Months Ended March 31, 2018
Balance at beginning of period	$(707)	$-	$(707)
Net other comprehensive loss	(1,814)	-	(1,814)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI	(139)	-	(139)
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	(77)	-	(77)
Balance at end of period	$(2,737)	$-	$(2,737)

Three Months Ended March 31, 2017
Balance at beginning of period	$(1,739)	$(2,469)	$(4,208)
Net other comprehensive income	428	-	428
Balance at end of period	$(1,311)	$(2,469)	$(3,780)

The following table presents the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended March 31, 2018
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,217)	$(466)	$(1,751)
Reclassification adjustment for gains recognized in income	(80)	(17)	(63)

Total change in accumulated other comprehensive loss, net	$(2,297)	$(483)	$(1,814)

	Three Months Ended March 31, 2017
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$648	$220	$428
Reclassification adjustment for gains recognized in income	-	-	-

Total change in accumulated other comprehensive loss, net	$648	$220	$428

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.
The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2018 and 2017:

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Three Months Ended March 31, 2018
Net income, basic	$942	5,020	$0.19
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$942	5,020	$0.19

Three Months Ended March 31, 2017
Net income, basic	$942	4,977	$0.19
Potentially dilutive common shares - stock options	-	15	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$942	4,992	$0.19

The Company had no antidilutive shares in the first three months of 2018 or 2017. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Note 9. Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the "Fair Value Measurements and Disclosures" topics of FASB ASU 2010-06, FASB ASU 2011-04, and FASB ASU 2016-01, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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


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


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


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

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Debt securities with readily determinable fair values that are classified as "available-for-sale" are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company's available-for-sale securities are considered to be Level 2 securities.

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2018 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$9,337	$-	$9,337	$-
Obligations of state and political subdivisions	59,269	-	59,269	-
Mortgage-backed securities	70,941	-	70,941	-
Money market investments	1,612	-	1,612	-
Corporate bonds	4,698	-	4,698	-
Total available-for-sale securities	$145,857	$-	$145,857	$-

		Fair Value Measurements at December 31, 2017 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$9,435	$-	$9,435	$-
Obligations of state and political subdivisions	64,765	-	64,765	-
Mortgage-backed securities	74,296	-	74,296	-
Money market investments	1,194	-	1,194	-
Corporate bonds	7,234	-	7,234	-
Other marketable equity securities	197	-	197	-
Total available-for-sale securities	$157,121	$-	$157,121	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due from the borrower in accordance with the contractual terms of the loan agreement. The measurement of fair value and loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the loan's expected future cash flows, discounted at the loan's effective interest rate. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

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

		Carrying Value at March 31, 2018 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$45	$-	$-	$45
Commercial	272	-	-	272
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total mortgage loans on real estate	$620	$-	$-	$620
Consumer loans	100	-	-	100
Total	$720	$-	$-	$720

Loans
Loans held for sale	$715	$-	$715	$-

Other real estate owned
Commercial real estate	$203	$-	$-	$203

		Carrying Value at December 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$264	$-	$-	$264
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total	$567	$-	$-	$567

Loans
Loans held for sale	$779	$-	$779	$-

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at March 31, 2018 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$45	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$272	Market comparables	Selling costs	7.78%
			Liquidation discount	4.70%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	6.70%
			Liquidation discount	3.70%
Consumer	$100	Market comparables	Selling costs	0.00%
			Liquidation discount	0.00%

Other real estate owned
Commercial real estate	$203	Market comparables	Selling costs	7.25%
			Liquidation discount	10.00%

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2017 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$264	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (2.91%)
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2018 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$43,437	$43,437	$-	$-
Securities available-for-sale	145,857	-	145,857	-
Restricted securities	4,023	-	4,023	-
Loans held for sale	715	-	715	-
Loans, net of allowances for loan losses *	723,144	-	-	705,413
Bank-owned life insurance	26,190	-	26,190	-
Accrued interest receivable	2,787	-	2,787	-

Liabilities
Deposits	$789,027	$-	$790,246	$-
Overnight repurchase agreements	36,141	-	36,141	-
Federal Home Loan Bank advances	70,000	-	69,716	-
Accrued interest payable	364	-	364	-

		Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$14,412	$14,412	$-	$-
Securities available-for-sale	157,121	-	157,121	-
Restricted securities	3,846	-	3,846	-
Loans held for sale	779	-	779	-
Loans, net of allowances for loan losses *	729,092	-	-	722,464
Bank-owned life insurance	25,981	-	25,981	-
Accrued interest receivable	3,254	-	3,254	-

Liabilities
Deposits	$783,594	$-	$782,539	$-
Federal funds purchased	10,000	-	10,000	-
Overnight repurchase agreements	20,693	-	20,693	-
Federal Home Loan Bank advances	67,500	-	67,329	-
Accrued interest payable	360	-	360	-

* In accordance with the adoption of ASU 2016-01, the fair values of loans held for investment and time deposits as of March 31, 2018 were measured using an exit price notion. The fair values of loans held for investment and time deposits as of December 31, 2017 were measured using an entry price notion.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31, 2018
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$8,778	$21	$1,288	$(1,288)	$8,799
Income from fiduciary activities	-	983	-	-	983
Other income	2,127	260	50	(65)	2,372
Total operating income	10,905	1,264	1,338	(1,353)	12,154

Expenses
Interest expense	1,054	-	-	-	1,054
Provision for loan losses	525	-	-	-	525
Salaries and employee benefits	4,625	745	107	-	5,477
Other expenses	3,639	264	314	(65)	4,152
Total operating expenses	9,843	1,009	421	(65)	11,208

Income before taxes	1,062	255	917	(1,288)	946

Income tax expense (benefit)	(25)	54	(25)	-	4

Net income	$1,087	$201	$942	$(1,288)	$942

Capital expenditures	$189	$-	$-	$-	$189

Total assets	$987,507	$6,098	$94,998	$(94,830)	$993,773

	Three Months Ended March 31, 2017
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$7,708	$17	$1,041	$(1,041)	$7,725
Income from fiduciary activities	-	966	-	-	966
Other income	1,955	257	50	(65)	2,197
Total operating income	9,663	1,240	1,091	(1,106)	10,888

Expenses
Interest expense	588	-	-	-	588
Provision for loan losses	650	-	-	-	650
Salaries and employee benefits	4,255	727	115	-	5,097
Other expenses	3,325	264	85	(65)	3,609
Total operating expenses	8,818	991	200	(65)	9,944

Income before taxes	845	249	891	(1,041)	944

Income tax expense (benefit)	(32)	85	(51)	-	2

Net income	$877	$164	$942	$(1,041)	$942

Capital expenditures	$250	$-	$-	$-	$250

Total assets	$917,101	$5,880	$95,127	$(95,332)	$922,776

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company's 2017 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company's Annual Report on Form 10-K and management's discussion and analysis for the year ended December 31, 2017. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Caution About Forward-Looking Statements
In addition to historical information, certain statements in this report which use language such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" and similar expressions, may identify forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements are based on the beliefs of the Company's management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying estimates, assumptions or beliefs will prove to be accurate. Actual results could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this report include, without limitation: statements regarding the Acquisition of Citizens; future financial performance and profitability; future impacts of the Tax Cuts and Jobs Act on the Company's operations; performance of the investment and loan portfolios, including performance of the consumer auto loan portfolio and the purchased student loan portfolio and expected trends in the quality of the loan portfolio; the effects of diversifying the loan portfolio; strategic business and growth initiatives; management's efforts to reposition the balance sheet; deposit growth; levels and sources of liquidity; the securities portfolio; use of proceeds from the sale of securities; future levels of charge-offs or net recoveries; the impact of increases in NPAs on future earnings; write-downs and expected sales of other real estate owned; income taxes; monetary policy actions of the Federal Open Market Committee; and changes in interest rates.

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: the possibility that any of the anticipated benefits of the Acquisition of Citizens will not be realized or will not be realized within the expected time period; Citizens may not be integrated into the Company successfully or such integration may be more difficult, time-consuming, or costly than expected; expected revenue synergies and cost savings from the Acquisition may not be fully realized or realized within the expected timeframe; revenues following the Acquisition may be lower than expected; customer and employee relationships and business operations may be disrupted by the Acquisition. Other factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates and yields; general economic and business conditions, including unemployment levels; demand for loan products; the performance of the Company's dealer lending program; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board and any changes associated with the current administration; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the U.S. government's guarantee of repayment of student loans purchased by the Company; the level of net charge-offs on loans; deposit flows; competition; demand for financial services in the Company's market area; implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; the use of inaccurate assumptions in management's modeling systems; technological risks and developments and cyber-attacks and events; the real estate market; accounting principles, policies and guidelines; and other factors detailed in the Company's publicly filed documents, including its Annual Report on Form 10-K for the year ended December 31, 2017. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of date of the report.

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company's 2017 annual report on Form 10-K, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results. We undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made, except as otherwise required by law.

Available Information
The Company maintains a website on the Internet at www.oldpoint.com. The Company makes available free of charge, on or through its website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). This reference to the Company's Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-Q or other SEC filings. The information available on the Company's Internet website is not part of this Form 10-Q or any other report filed by the Company with the SEC. The public may read and copy any documents the Company files with or furnishes to the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's SEC filings can also be obtained on the SEC's website on the Internet at www.sec.gov.

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

On April 1, 2018, the Company completed its acquisition of Citizens National Bank (Citizens). Under the terms of the merger agreement, Citizens shareholders received 0.1041 shares of Old Point stock and $2.19 in cash for each share of Citizens stock. Systems integration is scheduled to be completed in late May 2018.

Critical Accounting Policies and Estimates
As of March 31, 2018, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the Company's 2017 annual report on Form 10-K. The accounting policy that required management's most difficult, subjective or complex judgments continues to be the Company's allowance for loan losses. The Company's policies for calculating the allowance for loan losses are discussed in this Item 2 and in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2017 annual report on Form 10-K.

Earnings Summary
Net income for the first three months of 2018 was $942 thousand, or $0.19 per diluted share, compared to net income of $942 thousand, or $0.19 per diluted share, for the first three months of 2017.

Highlights of the quarter are as follow:

·
Net interest income for the first quarter of 2018 was $7.7 million, an increase of $608 thousand, or 8.5%, compared to the same period in 2017. This increase was primarily due to a higher level of earning assets, driven by year-over-year growth in the loan portfolio. Higher net interest income and noninterest income was offset by higher noninterest expense.

·	Provisions for loan losses in the first quarter of 2018 were $525 thousand, which represents a decline of $125 thousand, or 19.2%, from the first quarter of 2017.
·	Annualized net charge-offs as a percentage of average loans improved to 0.13% for the quarter from 0.24% for the first quarter of 2017.
·	Noninterest income for the quarter totaled $3.4 million, an increase of $192 thousand, or 6.1%, from the same period a year ago.
·	Total assets increased to $993.8 million at March 31, 2018, an increase of $71.0 million, or 7.7%, from March 31, 2017.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Net interest income, on a fully tax-equivalent basis, was $7.9 million in the first quarter of 2018, an increase of $464 thousand, or 6.3%, from the first quarter of 2017. The increase was the result of an increase in tax-equivalent interest income of $930 thousand, or 11.7%, partially offset by an increase in interest expense of $466 thousand, or 79.3%.

The Company experienced continued declines in loan yield with the average yield on loans held for investment decreasing to 4.24% in the first quarter of 2018 from 4.42% in the first quarter of 2017. A significant component of this decrease was the increase in outstanding consumer automobile loans. Consumer automobile loans increased $87.6 million, or 267.8%, from the first quarter of 2017, and the average yield on the portfolio was approximately 3.40% at March 31, 2018. Largely mitigating the reduction in loan yield was a sustained shift in the composition of earning assets from investments to loans. Average loans held for investment increased 20.8% while total investment securities decreased 15.2% from the first quarter of 2017 to the first quarter of 2018. As a consequence of this shift, there was only a modest contraction in the average tax-equivalent earning asset yield to 3.94% for the first quarter of 2018 from 3.98% for the first quarter of 2017. The lower corporate income tax rate resulting from the Tax Cuts and Jobs Act contributed to the decline in tax-equivalent earning asset yield, as the tax-equivalent benefit from tax-exempt interest income from municipal securities was diminished. Applying the new 21% effective income tax rate rather than the former 34% rate resulted in a diminution in the average tax-equivalent earning asset yield of 5 basis points.

The average rate on interest-bearing liabilities for the quarter ended March 31, 2018 was 0.63%, an increase of 22 basis points from the same period in 2017. The increase in funding costs is attributable to higher rates paid on time deposits and money market accounts as well as higher borrowing costs. Also contributing to the increase was an increased reliance on borrowings due to growth in loan balances exceeding that of deposit balances.

The net interest margin for the first quarter of 2018 was 3.48%, down from 3.69% in the same period of 2017. The margin decline was the result of a lower average earning asset yield and higher average rate on interest-bearing liabilities. The effect on the tax-equivalent adjustment resulting from the Tax Cuts and Jobs act discussed earlier is responsible for 4 basis points of the margin contraction.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*
	For the quarter ended March 31,
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans held for investment*	$744,620	$7,901	4.24%	$616,357	$6,811	4.42%
Loans held for sale	756	9	4.76%	-	-	-
Investment securities:
Taxable	94,387	494	2.09%	107,141	496	1.85%
Tax-exempt*	57,929	436	3.01%	72,441	647	3.57%
Total investment securities	152,316	930	2.44%	179,582	1,143	2.55%
Interest-bearing due from banks	1,150	4	1.39%	2,108	5	0.95%
Federal funds sold	455	2	1.76%	1,598	3	0.75%
Other investments	4,415	60	5.44%	970	14	5.77%
Total earning assets	903,712	$8,906	3.94%	800,615	$7,976	3.98%
Allowance for loan losses	(9,842)			(8,392)
Other nonearning assets	93,388			108,220
Total assets	$987,258			$900,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$27,597	$3	0.04%	$28,226	$2	0.03%
Money market deposit accounts	231,035	91	0.16%	236,060	52	0.09%
Savings accounts	85,505	10	0.05%	79,997	10	0.05%
Time deposits	211,641	616	1.16%	207,138	519	1.00%
Total time and savings deposits	555,778	720	0.52%	551,421	583	0.42%
Federal funds purchased, repurchase agreements and other borrowings	28,353	10	0.14%	20,632	5	0.10%
Federal Home Loan Bank advances	80,333	324	1.61%	-	-	0.00%
Total interest-bearing liabilities	664,464	1,054	0.63%	572,053	588	0.41%
Demand deposits	223,056			228,062
Other liabilities	3,452			5,846
Stockholders' equity	96,286			94,482
Total liabilities and stockholders' equity	$987,258			$900,443
Net interest margin		$7,852	3.48%		$7,388	3.69%

*Computed on a fully tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017
**Annualized

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

The provision for loan losses was $525 thousand in the first three months of 2018, compared to $650 thousand in the first three months of 2017.

The decline in the provision for loan losses in the three months ended March 31, 2018 as compared to the same period in 2017 was largely due to slower net loan growth. The strong loan growth experienced over recent quarters moderated during the first quarter in part due to accelerated payoffs. Also, the Company sold an $8.8 million pool of consumer automobile loans during the first quarter of 2018 at approximately book value as part of a strategy to maintain a balanced loan portfolio.

Net loans charged off as a percent of average loans on an annualized basis were 0.13% for the first three months of 2018 compared to 0.24% in the first three months of 2017. The state of the local economy can have a significant impact on the level of loan charge-offs. If the economy begins to contract, nonperforming assets could increase as a result of declines in real estate values and home sales or increases in unemployment rates and financial stress on borrowers. Increased nonperforming assets would increase charge-offs and reduce earnings due to larger contributions to the loan loss provision. If current economic conditions remain stable and net loan charge-offs are consistent with management's forecast, management expects that the loan loss provision will be lower in 2018 than in 2017.

Noninterest Income
Noninterest income totaled $3.4 million for the three months ended March 31, 2018, an increase of $192 thousand, or 6.1% from the same period in 2017. The increase in noninterest income relative to the year ago period was largely due to higher mortgage banking income and securities gains.

Mortgage banking income was $141 thousand in the first quarter of 2018 compared to $6 thousand in the first quarter of 2017. The increase is the result of the acquisition in the second quarter of 2017 of the outstanding interest in Old Point Mortgage, which is now included in the Company's consolidated financial statements. Net securities gains were $80 thousand in the first quarter of 2018 compared to no gains in the same period of 2017.

Other service charges, commissions and fees also increased appreciably relative to the year ago period. These totaled $1.1 million for the first quarter of 2018, an increase of $51 thousand, or 5.0%, from the first quarter of 2017. The improvement was principally driven by higher merchant processing and debit card income.

Noninterest Expense
Total noninterest expense of $9.6 million increased $923 thousand or 10.60%, when comparing the three months ended March 31, 2018 to the same period in 2017. Higher salaries and employee benefits and merger-related expenses were responsible for the majority of the increase. Salaries and employee benefits increased $380 thousand, or 7.5%, when compared to the same period of 2017. This increase was largely due to higher personnel costs resulting from the addition of staff in connection with the Old Point Mortgage acquisition completed in April 2017. The Company incurred $205 thousand in merger costs associated with the Citizens acquisition during the first quarter of 2018; there were no merger costs in the same period of 2017.

Other notable changes in noninterest expense when comparing the first quarters of 2018 and 2017 include:

Professional services (increased $115 thousand or 30.8%): There were significant increases in processing fees due to growth in the automobile dealer loan portfolio. Servicing fees related to the student loan portfolio were also elevated due to nonrecurring charges associated with a change in the third party that services these loans.

	Data processing (increased $102 thousand or 24.6%): The increase was driven by higher debit card and online banking fees associated with higher volumes.

FDIC insurance (increased $95 thousand or 99.0%): The assessment rate applied by the FDIC increased due to several factors including declines in the Bank's leverage ratio and net income. Growth in Bank assets also contributed to the insurance premium increase.

The Company's effective federal income tax rates for the three months ended March 31, 2018 and 2017 were 0.42% and 0.21%, respectively. These rates were minimized by the relative level of income that is exempt from federal income tax including that from bank-owned life insurance and tax-exempt municipal securities. The tax liability was also reduced by tax credits associated with the Compay's investments in housing equity funds (see Note 4. Low-Income Housing Tax Credits).

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2017 and March 31, 2018.

Total assets as of March 31, 2018 were $993.8 million, an increase of $11.9 million or 1.2%. Net loans held for investment declined $5.9 million, or 0.8%. The strong net loan growth experienced over recent quarters moderated during the first quarter of 2018 in part due to accelerated payoffs. Also, the Company sold an $8.8 million pool of consumer automobile loans during the quarter at approximately book value as part of a strategy to maintain a balanced loan portfolio.

Cash and cash equivalents increased $29.0 million from sales, calls, and maturities of investment securities as well as the aforementioned sale of consumer automobile loans. Securities available-for-sale declined $11.1 million, or 7.0%.

Total deposits increased $5.4 million, or 0.7%, to $789.0 million at March 31, 2018. Noninterest-bearing deposits increased $5.6 million, or 2.5%, and savings deposits increased $4.8 million, or 1.4%. Partially offsetting this growth was a decline in time deposits of $5.0 million, or 2.4%. There were no federal funds purchased outstanding at March 31, 2018 compared to $10.0 million at December 31, 2017. Overnight repurchase agreements increased $15.4 million, or 74.7%, and FHLB advances increased $2.5 million, or 3.7%.

Average assets for the first three months of 2018 were $987.3 million compared to $900.4 million for the first three months of 2017, an increase of 9.6%. Comparing the first three months of 2018 to the first three months of 2017, average growth in loans held for investment of $128.3 million was funded by increases in average FHLB advances ($80.3 million) and average deposits ($4.4 million) and declines in average investment securities ($27.3 million) and average cash and other nonearning assets ($14.8 million).

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.0% of the Company's loan portfolio as of March 31, 2018.

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

Loans Secured by 1 - 4 Family First Mortgages,
1 - 4 Family Open-end and 1 - 4 Family Junior Liens
As of March 31, 2018
(dollars in thousands)

	Amount	Percent
Subprime	$21,808	12.84%
Non-subprime	148,052	87.16%
	$169,860	100.00%

Total loans	$732,875

Percentage of Real Estate-Secured Subprime Loans to Total Loans		2.98%

In addition to the subprime loans secured by real estate discussed above, as of March 31, 2018, the Company had an additional $16.8 million in subprime consumer loans that were not government guaranteed, were unsecured, or were secured by collateral other than real estate. Together with the subprime loans secured by real estate, the Company's total subprime loans as of March 31, 2018 were $38.6 million, amounting to 5.27% of the Company's total loans at March 31, 2018.

Additionally, the Company has no investments secured by "Alt-A" type mortgage loans such as adjustable rate and nontraditional type mortgages or subprime loans.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of March 31, 2018, the Bank's unpledged, available-for-sale securities totaled $67.9 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the first quarter of 2018, the Company had $77.3 million in FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the first quarter of 2018, the Company had $55.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company's consolidated statements of cash flows, net cash provided by operating activities was $3.0 million, net cash provided by investing activities was $13.2 million and net cash provided by financing activities was $12.9 million for the three months ended March 31, 2018. Combined, this contributed to a $29.0 million increase in cash and cash equivalents for the three months ended March 31, 2018.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for an explanation of the loan categories. OREO consists of real estate from a foreclosure on loan collateral.

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

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	March 31,	December 31,	Increase
	2018	2017	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$830	$836	$(6)
Real estate-construction	722	722	-
Real estate-mortgage (1)	12,579	11,324	1,255
Consumer loans	-	-	-
Total nonaccrual loans	$14,131	$12,882	$1,249

Loans past due 90 days or more and accruing interest
Commercial	$-	$471	$(471)
Real estate-mortgage (1)	45	306	(261)
Consumer loans (2)	2,104	2,401	(297)
Other	17	4	13
Total loans past due 90 days or more and accruing interest	$2,166	$3,182	$(1,016)

Restructured loans
Commercial	$96	$98	$(2)
Real estate-construction	91	92	(1)
Real estate-mortgage (1)	12,725	14,781	(2,056)
Total restructured loans	$12,912	$14,971	$(2,059)
Less nonaccrual restructured loans (included above)	8,518	8,561	(43)
Less restructured loans currently in compliance (3)	4,394	6,410	(2,016)
Net nonperforming, accruing restructured loans	$-	$-	$-

Nonperforming loans	$16,297	$16,064	$233

Other real estate owned
Nonfarm nonresidential properties	$203	$-	$203
Total other real estate owned	$203	$-	$203

Total nonperforming assets	$16,500	$16,064	$436

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $2.0 million at March 31, 2018 and $2.3 million at December 31, 2017.

(3) As of March 31, 2018 and December 31, 2017, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of March 31, 2018 were $16.5 million, $436 thousand higher than nonperforming assets as of December 31, 2017. Nonaccrual loans increased $1.2 million when comparing the balances as of March 31, 2018 to December 31, 2017. See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at March 31, 2018 was related to a few large credit relationships. Of the $14.1 million of nonaccrual loans at March 31, 2018, $10.4 million, or approximately 73.8%, was comprised of four credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Loans past due 90 days or more and accruing interest decreased $1.0 million. As of March 31, 2018, $2.0 million of the $2.2 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Total restructured loans decreased by $2.1 million from December 31, 2017 to March 31, 2018 primarily due to paydowns and charge-offs. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

The Company acquired one OREO property in the first quarter of 2018 through a real estate foreclosure.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2018 and December 31, 2017, the impaired loan component of the allowance for loan losses was $341 thousand and $95 thousand, respectively.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. For the March 31, 2018 calculation, the qualitative factor that had the most significant impact on the allowance was the one impacted by changes in business or economic conditions, which decreased the allowance.

Historical loss is the final component of the allowance for loan losses and is calculated based on the migration of loans from performing to charge-off over a period of time that management deems appropriate to provide a reasonable estimate of losses inherent in the loan portfolio. For the last three quarterly calculations including the March 31, 2018 calculation, the historical loss was based on eight migration periods of twelve quarters each.

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

On a combined basis, the historical loss and qualitative factor components amounted to $9.4 million as of March 31, 2018 and December 31, 2017.

The allowance for loan losses was 1.33% of total loans on March 31, 2018 and 1.28% of total loans on December 31, 2017. As of March 31, 2018, the allowance for loan losses was 59.71% of nonperforming loans and 58.98% of nonperforming assets; this compares to 58.81% of both nonperforming loans and nonperforming assets as of December 31, 2017. The increase in the allowance as a percent of total loans is primarily due to increases in identified impairment for individually analyzed loans. Management believes it has provided an adequate reserve for nonperforming loans at March 31, 2018.

Capital Resources
Total stockholders' equity as of March 31, 2018 was $95.0 million, a decrease of $1.4 million or 1.4% from $96.4 million at December 31, 2017. The decline was the result of a $2.0 million increase in the net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive loss on the consolidated balance sheets. This was driven by increases in market rates during the quarter.

For purposes of the Basel III Final Rules (i) common equity Tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists principally of qualifying subordinated debt and preferred stock, and limited amounts of the allowance for loan losses. Total Capital is Tier 1 plus Tier 2 capital. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also implement a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The Basel III Final Rules are discussed in detail in the Company's 2017 annual report on Form 10-K.

The following is a summary of the Company's capital ratios at March 31, 2018. As shown below, these ratios were all well above the regulatory minimum levels and demonstrate that the Company's capital position remains strong.

	2018 Regulatory Minimums	March 31, 2018
Common Equity Tier 1 Capital	4.500%	11.230%
Tier 1 Capital	6.000%	11.230%
Tier 1 Leverage	4.000%	9.820%
Total Capital	8.000%	12.370%
Capital Conservation Buffer	1.875%	4.370%

Book value per share was $18.93 at March 31, 2018 as compared to $19.11 at March 31, 2017. Cash dividends were $552 thousand or $0.11 per share in the first three months of 2018 and $547 thousand or $0.11 per share in the first three months of 2017.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

As of March 31, 2018, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2017 annual report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2018, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2017 annual report on Form 10-K.

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

When the Company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets (depending on the optionality or prepayment speeds of the assets). Conversely, if interest rates rise, net interest income should decline. When the Company is asset sensitive, net interest income should improve if interest rates rise and fall if rates fall. The rate change model assumes that these changes will occur gradually over the course of a year. The earnings simulation results for the March 31, 2018 calculation are seemingly incongruous, as net interest income is projected to decrease with both rising and falling rates. This is a result of the persistent low-rate environment. Rates on certain deposits and other funding liabilities cannot realistically decrease materially, so they are more sensitive to rising rates than falling rates.

The table below shows the Company's interest rate sensitivity for the periods and rate scenarios presented (dollars in thousands):

	Change In Net Interest Income
	As of March 31,
	2018		2017
Change in interest Rates	%		$	%	$
+300 basis points	(0.58)%	(193)		0.73%		213
+200 basis points	(0.38)%	(126)		0.53%		156
+100 basis points	(0.25)%	(82)		0.37%		107
Unchanged	0.00%	-		0.00%		-
-50 basis points	(0.28)%	(92)		(0.21)%		(62)
-100 basis points	(1.06)%	(352)		(0.77)%		(226)

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors.

The following risk factors should be considered in addition to the risk factors disclosed in the Company's 2017 annual report on Form 10-K:

Combining the Company and Citizens may be more difficult, costly or time-consuming than we expect.

The success of the acquisition will depend, in part, on the Company's ability to realize the anticipated benefits and cost savings from integrating Citizens into the Bank in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Citizens or the Bank or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, the Company must successfully combine the businesses of the Bank and Citizens. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Historically, the Bank and Citizens have operated independently. The success of the acquisition and the future operating performance of the Company and the Bank will depend, in part, on the Company's ability to successfully integrate Citizens into the Bank. The success of the acquisition will, in turn, depend on a number of factors, including the Company's ability to: (i) integrate the operations of Citizens into the Bank; (ii) retain the deposits and customers of Citizens and the Bank; (iii) control the incremental increase in noninterest expense arising from the Acquisition in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of Citizens into the operations of the Bank. The integration of Citizens and the Bank will require the dedication of the time and resources of the banks' management and may temporarily distract managements' attention from the day-to-day business of the banks. If the Bank is unable to successfully integrate Citizens, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

The integration process in the acquisition could result in the loss of key employees, the disruption of each party's ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. As with any merger of financial institutions, there also may be disruptions that cause the Bank and Citizens to lose customers or cause customers to withdraw their deposits from Citizens or the Bank, or other unintended consequences that could have a material adverse effect on the Company's results of operations or financial condition after the Acquisition. These integration matters could have an adverse effect on each of Citizens, the Company and the Bank for an undetermined period after completion of the Acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended March 31, 2018, the Company did not repurchase any shares related to the exercise of awards.

During the three months ended March 31, 2018, the Company did not repurchase any shares pursuant to the Company's stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company has made no changes to the process by which security holders may recommend nominees to its board of directors, which is discussed in the Company's Proxy Statement for the Company's 2018 Annual Meeting of Stockholders.

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

10.22
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr. (incorporated by reference to Exhibit 10.22 to Form 8-K filed February 28, 2018)

10.23
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Jeffrey W. Farrar (incorporated by reference to Exhibit 10.23 to Form 8-K filed February 28, 2018)

10.24
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Joseph R. Witt (incorporated by reference to Exhibit 10.24 to Form 8-K filed February 28, 2018)

10.25
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and Old Point Trust & Financial Services, N.A. and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.25 to Form 8-K filed February 28, 2018)

10.26
Change of Control Severance Agreement, dated as of February 22, 2018, by and between The Old Point National Bank of Phoebus and Donald S. Buckless (incorporated by reference to Exhibit 10.26 to Form 10-K filed March 16, 2018)

10.27
Form of Time-Based Restricted Stock Agreement (installment vesting) (approved March 29, 2018) for awards to certain employees under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.27 to Form 8-K filed April 3, 2018)

10.28
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain employees under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.28 to Form 8-K filed April 3, 2018)

10.29
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain non-employee directors under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.29 to Form 8-K filed April 3, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2018), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 10, 2018	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 10, 2018	/s/Jeffrey W. Farrar
Jeffrey W. Farrar
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)