Form 10-Q
period 2018-06-30
OLD POINT FINANCIAL CORP
filed 2018-08-09
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

5,181,106 shares of common stock ($5.00 par value) outstanding as of July 25, 2018

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(in thousands except per share data)
	(unaudited)	*
Assets

Cash and due from banks	$20,079	$13,420
Interest-bearing due from banks	15,305	908
Federal funds sold	1,902	84
Cash and cash equivalents	37,286	14,412
Securities available-for-sale, at fair value	142,981	157,121
Restricted securities, at cost	3,869	3,846
Loans held for sale	849	779
Loans, net	766,344	729,092
Premises and equipment, net	37,775	37,197
Bank-owned life insurance	26,363	25,981
Goodwill	1,620	621
Other real estate owned, net	251	-
Core deposit intangible, net	429	-
Other assets	14,363	12,777
Total assets	$1,032,130	$981,826

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$245,069	$225,716
Savings deposits	360,478	345,053
Time deposits	234,788	212,825
Total deposits	840,335	783,594
Federal funds purchased	-	10,000
Overnight repurchase agreements	26,048	20,693
Federal Home Loan Bank advances	60,000	67,500
Other borrowings	2,850	-
Accrued expenses and other liabilities	3,604	3,651
Total liabilities	932,837	885,438

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,181,106 and 5,019,703 shares outstanding (includes 12,083 and 2,245 shares of nonvested restricted stock, respectively)	25,847	25,087
Additional paid-in capital	20,568	17,270
Retained earnings	55,767	54,738
Accumulated other comprehensive loss, net	(2,889)	(707)
Total stockholders' equity	99,293	96,388
Total liabilities and stockholders' equity	$1,032,130	$981,826

See Notes to Consolidated Financial Statements.
*  Derived from audited Consolidated Financial Statements

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited, in thousands except per share data)
Interest and Dividend Income:
Interest and fees on loans	$8,688	$7,110	$16,583	$13,890
Interest on due from banks	22	3	26	8
Interest on federal funds sold	8	2	10	5
Interest on securities:
Taxable	499	491	993	987
Tax-exempt	302	420	646	847
Dividends and interest on all other securities	75	35	135	49
Total interest and dividend income	9,594	8,061	18,393	15,786

Interest Expense:
Interest on savings deposits	141	73	245	137
Interest on time deposits	698	520	1,314	1,039
Interest on federal funds purchased, securities sold under agreements to repurchase and other borrowings	42	8	52	13
Interest on Federal Home Loan Bank advances	287	72	611	72
Total interest expense	1,168	673	2,222	1,261
Net interest income	8,426	7,388	16,171	14,525
Provision for loan losses	575	1,000	1,100	1,650
Net interest income, after provision for loan losses	7,851	6,388	15,071	12,875

Noninterest Income:
Fiduciary and asset management fees	916	951	1,899	1,917
Service charges on deposit accounts	1,078	916	1,948	1,843
Other service charges, commissions and fees	1,164	1,075	2,231	2,091
Bank-owned life insurance income	173	199	382	397
Mortgage banking income	236	284	377	290
Gain on sale of securities, net	40	87	120	87
Gain on acquisition of Old Point Mortgage	-	550	-	550
Other operating income	40	29	45	79
Total noninterest income	3,647	4,091	7,002	7,254

Noninterest Expense:
Salaries and employee benefits	5,935	5,449	11,412	10,546
Occupancy and equipment	1,487	1,454	2,964	2,903
Data processing	596	441	1,112	855
FDIC insurance	186	98	377	194
Customer development	135	154	317	298
Professional services	537	520	1,025	893
Employee professional development	208	219	400	455
Other taxes	142	138	312	281
ATM and other losses	157	155	254	332
Loss (gain) on other real estate owned	86	(18)	86	(18)
Merger expenses	391	-	596	-
Other operating expenses	581	660	1,215	1,237
Total noninterest expense	10,441	9,270	20,070	17,976
Income before income taxes	1,057	1,209	2,003	2,153
Income tax expense	65	48	69	50
Net income	$992	$1,161	$1,934	$2,103

Basic earnings per share:
Weighted average shares outstanding	5,177,233	4,984,151	5,099,088	4,980,728
Net income per share of common stock	$0.19	$0.23	$0.38	$0.42

Diluted earnings per share:
Weighted average shares outstanding	5,177,233	4,996,880	5,099,124	4,993,916
Net income per share of common stock	$0.19	$0.23	$0.38	$0.42

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited, in thousands)
Net income	$992	$1,161	$1,934	$2,103
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(120)	1,093	(1,871)	1,521
Reclassification for gain included in net income	(32)	(57)	(95)	(57)
Other comprehensive income (loss), net of tax	(152)	1,036	(1,966)	1,464
Comprehensive income (loss)	$840	$2,197	$(32)	$3,567

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(unaudited, in thousands except share and per share data)
SIX MONTHS ENDED JUNE 30, 2018

Balance at beginning of period	5,017,458	$25,087	$17,270	$54,738	$(707)	$96,388
Net income	-	-	-	1,934	-	1,934
Other comprehensive loss, net of tax	-	-	-	-	(1,966)	(1,966)
Issuance of common stock related to acquisition	149,625	750	3,207	-	-	3,957
Reclassification of the stranded income tax effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	139	(139)	-
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	-	-	-	77	(77)	-
Employee Stock Purchase Plan share issuance	1,940	10	38	-	-	48
Stock-based compensation expense	-	-	53	-	-	53
Cash dividends ($0.22 per share)	-	-	-	(1,121)	-	(1,121)

Balance at end of period	5,169,023	$25,847	$20,568	$55,767	$(2,889)	$99,293

SIX MONTHS ENDED JUNE 30, 2017

Balance at beginning of period	4,961,258	$24,806	$16,427	$56,965	$(4,208)	$93,990
Net income	-	-	-	2,103	-	2,103
Other comprehensive income, net of tax	-	-	-	-	1,464	1,464
Exercise of stock options	24,806	124	373	-	-	497
Employee Stock Purchase Plan share issuance	1,687	9	38	-	-	47
Repurchase and retirement of common stock	(3,600)	(18)	(80)	-	-	(98)
Cash dividends ($0.22 per share)	-	-	-	(1,095)	-	(1,095)

Balance at end of period	4,984,151	$24,921	$16,758	$57,973	$(2,744)	$96,908

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(unaudited, dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,934	$2,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,250	1,394
Accretion related to acquisition, net	(121)	-
Provision for loan losses	1,100	1,650
Gain on sale of securities, net	(120)	(87)
Net amortization of securities	928	1,178
Increase in loans held for sale, net	(70)	(1,600)
Net loss on disposal of premises and equipment	9	4
Net (gain) loss on write-down/sale of other real estate owned	86	(18)
Income from bank owned life insurance	(382)	(397)
Stock compensation expense	53	-
Deferred tax benefit	-	(352)
(Increase) decrease in other assets	(41)	335
Decrease in accrued expenses and other liabilities	(371)	(560)
Net cash provided by operating activities	4,255	3,650

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(9,815)	(22,899)
Proceeds from redemption (cash used in purchases) of restricted securities, net	254	(2,132)
Proceeds from maturities and calls of available-for-sale securities	6,470	44,555
Proceeds from sales of available-for-sale securities	11,039	6,480
Paydowns on available-for-sale securities	5,014	4,770
Proceeds from sale of loans held for investment	8,746	-
Net increase in loans held for investment	(4,417)	(77,092)
Proceeds from sales of other real estate owned	93	1,084
Purchases of premises and equipment	(317)	(444)
Cash paid in acquisition	(3,164)	-
Cash acquired in acquisition	2,304	-
Net cash provided by (used in) investing activities	16,207	(45,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	13,040	(3,856)
Increase in savings deposits	8,050	3,771
Decrease in time deposits	(8,310)	(7,237)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	(1,795)	4,517
Increase in Federal Home Loan Bank advances	78,000	80,000
Repayment of Federal Home Loan Bank advances	(85,500)	(30,000)
Proceeds from exercise of stock options and ESPP issuance	48	544
Repurchase and retirement of common stock	-	(98)
Cash dividends paid on common stock	(1,121)	(1,095)
Net cash provided by financing activities	2,412	46,546

Net increase in cash and cash equivalents	22,874	4,518
Cash and cash equivalents at beginning of period	14,412	25,854
Cash and cash equivalents at end of period	$37,286	$30,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,128	$1,236

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(2,585)	$2,218
Loans transferred to other real estate owned	$203	$-

TRANSACTIONS RELATED TO ACQUISITIONS
Assets acquired	$50,446	$-
Liabilities assumed	$44,324	$-
Common stock issued in acquisition	$3,957	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at June 30, 2018 and December 31, 2017, the statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017, and the statements of changes in stockholders' equity and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

BUSINESS COMBINATIONS

On April 1, 2018, the Company completed its acquisition of Citizens National Bank (Citizens) based in Windsor, Virginia for a purchase price of approximately $7.1 million. Under the terms of the merger agreement, Citizens common stockholders received 0.1041 shares of the Company's common stock and $2.19 in cash for each share of Citizens common stock, resulting in the Company issuing 149,625 shares of the Company's common stock.

In connection with the acquisition, the Company recorded $999 thousand in goodwill and $440 thousand of amortizable assets, which relate to core deposit intangibles. The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of June 30, 2018, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through its Old Point Mortgage (OPM) division. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to non-employees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

ACCOUNTING STANDARDS ADOPTED IN 2018

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU requires an entity to, among other things: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU No. 2016-01 on January 1, 2018, and during the first quarter of 2018, measured its equity investments at fair value through net income and reclassified $77 thousand of AOCI to retained earnings, with no effect on total stockholders' equity. During the second quarter of 2018, the Company sold the equity investments, recognizing an additional gain on sale of $24 thousand, net of tax. The Company also measured the fair value of its loan portfolio and time deposits at June 30, 2018 using an exit price notion (see Note 9. Fair Value Measurements).

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

On January 1, 2018 the Company adopted ASU 2014-09 "Revenue from Contracts with Customers" and all subsequent amendments to the ASU (collectively, "ASC 606"). The majority of the Company's revenues are associated with financial instruments, including loans and securities, to which ASC 606 does not apply. ASC 606 is applicable to certain noninterest revenues including services charges on deposit accounts, interchange fees, merchant services income, trust and asset management income, and the sale of other real estate owned. However, the recognition of these revenue streams did not change upon adoption of ASC 606. Substantially all of the Company's revenue is generated from contracts with customers. Noninterest revenue streams in-scope of ASC 606 are discussed below.

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

Note 2. Acquisitions

On April 1, 2018, the Company completed its acquisition of Citizens. Under the terms of the merger agreement, Citizens shareholders received 0.1041 shares of the Company's common stock and $2.19 in cash for each share of Citizens common stock, resulting in the Company issuing 149,625 shares of the Company's common stock at a fair value of $4.0 million, for a total purchase price of $7.1 million. Citizens is operating as a division of the Bank.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. The following table provides a preliminary assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

	As Recorded by Citizens	Fair Value Adjustments	As Recorded by the Company
Consideration paid:
Cash			$3,164
Company common stock			3,957
Total purchase price			7,121

Identifiable assets acquired:
Cash and cash equivalents	$2,304	$-	$2,304
Securities available for sale	1,959	-	1,959
Restricted securities, at cost	278	-	278
Loans, net	42,824	(34)	42,790
Premises and equipment	1,070	450	1,520
Other real estate owned	237	(11)	226
Core deposit intangibles	-	440	440
Other assets	1,055	(126)	929
Total assets	$49,727	$719	$50,446

Identifiable liabilities assumed:
Deposits	$43,754	$246	$44,000
Other liabilities	324	-	324
Total liabilities	$44,078	$246	$44,324

Net assets acquired			$6,122
Preliminary goodwill			$999

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.  Purchased intangible assets subject to amortization, such as the core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The acquired loans were recorded at fair value at the acquisition date without carryover of Citizens' allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on call code with other key inputs identified such as payment structure, rate type, remaining maturity, and credit risk characteristics including risk rating groups (pass rated loans and adversely classified loans), and past due status.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired) and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, (acquired performing). The fair values of the acquired performing loans were $42.1 million and the fair value of the acquired impaired loans were $710 thousand.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$1,031
Nonaccretable difference	(211)
Cash flows expected to be collected	820
Accretable difference	(110)
Fair value of loans acquired impaired loans	$710

The amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments related to the Citizens acquisition had the following impact on the consolidated Statements of Income during the three months ended June 30, 2018 (dollars in thousands). The acquisition occurred on April 1, 2018, therefore the first quarter of 2018 and the comparative 2017 periods had no impact.

Three Months Ended
June 30, 2018
Acquired performing loans	$92
Acquired impaired loans	1
Certificate of deposit valuation	39
Amortization of core deposit intangible	(11)
Net impact to income before taxes	$121

Note 3. Securities

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2018
U.S. Treasury securities	$6,844	$-	$(26)	$6,818
Obligations of U.S. Government agencies	11,519	-	(160)	11,359
Obligations of state and political subdivisions	51,846	111	(716)	51,241
Mortgage-backed securities	71,152	-	(2,893)	68,259
Money market investments	1,326	-	-	1,326
Corporate bonds and other securities	3,950	44	(16)	3,978
Total	$146,637	$155	$(3,811)	$142,981

December 31, 2017
Obligations of U.S. Government agencies	$9,530	$27	$(122)	$9,435
Obligations of state and political subdivisions	64,413	489	(137)	64,765
Mortgage-backed securities	75,906	-	(1,610)	74,296
Money market investments	1,194	-	-	1,194
Corporate bonds and other securities	7,049	195	(10)	7,234
Other marketable equity securities	100	97	-	197
Total	$158,192	$808	$(1,879)	$157,121

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

The Company has not recorded impairment charges through income on securities for the three or six months ended June 30, 2018 or the year ended December 31, 2017.

The following table summarizes net realized gains and losses on the sale of investment securities during the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Securities Available-for-sale
Realized gains on sales of securities	$51	$87	$131	$87
Realized losses on sales of securities	(11)	-	(11)	-
Net realized gain	$40	$87	$120	$87

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

June 30, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities Available-for-Sale
U.S. Treasury securities	$26	$6,818	$-	$-	$26	$6,818
Obligations of U.S. Government agencies	37	7,678	123	3,481	160	11,159
Obligations of state and political subdivisions	332	20,739	384	10,625	716	31,364
Mortgage-backed securities	130	4,170	2,763	64,089	2,893	68,259
Corporate bonds	4	996	12	188	16	1,184
Total securities available-for-sale	$529	$40,401	$3,282	$78,383	$3,811	$118,784

December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$11	$3,189	$111	$3,089	$122	$6,278
Obligations of state and political subdivisions	32	11,141	105	10,999	137	22,140
Mortgage-backed securities	67	9,742	1,543	64,554	1,610	74,296
Corporate bonds	2	1,098	8	792	10	1,890
Total securities available-for-sale	$112	$25,170	$1,767	$79,434	$1,879	$104,604

The number of investments at an unrealized loss position as of June 30, 2018 and December 31, 2017 were 103 and 77, respectively. Certain investments within the Company's portfolio had unrealized losses for more than twelve months at June 30, 2018 and December 31, 2017, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2018 or December 31, 2017.

Restricted Securities
The restricted security category is comprised of stock in the Federal Home Loan Bank of Atlanta (FHLB), the Federal Reserve Bank (FRB), and Community Bankers' Bank (CBB). These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

Note 4. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's portfolio of loans held for investment as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$109,961	$101,021
Commercial	301,241	289,682
Construction	36,929	27,489
Second mortgages	18,007	17,918
Equity lines of credit	55,250	56,610
Total mortgage loans on real estate	521,388	492,720
Commercial and industrial loans	64,701	60,398
Consumer automobile loans	125,866	119,251
Other consumer loans	52,109	54,974
Other	12,153	11,197
Total loans, net of deferred fees (1)	776,217	738,540
Less: Allowance for loan losses	(9,873)	(9,448)
Loans, net of allowance and deferred fees and costs (1)	$766,344	$729,092

(1) Net deferred loan fees totaled $925 thousand and $916 thousand at June 30, 2018 and December 31, 2017, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts totaled $613 thousand and $594 thousand at June 30, 2018 and December 31, 2017, respectively.

Acquired Loans

The Company had no acquired loans as of December 31, 2017. The outstanding principal balance and the carrying amount of acquired loans included in the consolidated balance sheet as of June 30, 2018 are as follows:

June 30, 2018
(in thousands)
Outstanding principal balance	$37,528
Carrying amount	36,923

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned, as of June 30, 2018 are as follows:

June 30, 2018
(in thousands)
Outstanding principal balance	$686
Carrying amount	458

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, at June 30, 2018:

June 30, 2018
(in thousands)
Balance at January 1, 2018	$-
Additions from acquisition of Citizens	110
Accretion	(11)
Other changes, net	-
Balance at end of period	$99

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of June 30, 2018
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$107,835	$-	$2,126	$-	$109,961
Commercial	275,700	6,147	19,394	-	301,241
Construction	36,135	73	721	-	36,929
Second mortgages	17,250	413	344	-	18,007
Equity lines of credit	54,896	-	354	-	55,250
Total mortgage loans on real estate	491,816	6,633	22,939	-	521,388
Commercial and industrial loans	62,297	1,932	472	-	64,701
Consumer automobile loans	125,506	-	360	-	125,866
Other consumer loans	52,063	-	46	-	52,109
Other	12,153	-	-	-	12,153
Total	$743,835	$8,565	$23,817	$-	$776,217

Credit Quality Information
As of December 31, 2017
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$98,656	$-	$2,365	$-	$101,021
Commercial	264,275	10,526	14,881	-	289,682
Construction	26,694	74	721	-	27,489
Second mortgages	17,211	431	276	-	17,918
Equity lines of credit	56,318	-	292	-	56,610
Total mortgage loans on real estate	463,154	11,031	18,535	-	492,720
Commercial and industrial loans	58,091	1,469	838	-	60,398
Consumer automobile loans	119,211	-	40	-	119,251
Other consumer loans	54,926	-	48	-	54,974
Other	11,197	-	-	-	11,197
Total	$706,579	$12,500	$19,461	$-	$738,540

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

Age Analysis of Past Due Loans as of June 30, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Acquired Impaired	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$503	$-	$941	$350	$108,167	$109,961	$262
Commercial	626	-	3,235	108	297,272	301,241	-
Construction	-	-	721	-	36,208	36,929	-
Second mortgages	13	-	95	-	17,899	18,007	52
Equity lines of credit	29	20	53	-	55,148	55,250	-
Total mortgage loans on real estate	1,171	20	5,045	458	514,694	521,388	314
Commercial loans	-	-	-	-	64,701	64,701	-
Consumer automobile loans	925	63	95	-	124,783	125,866	95
Other consumer loans	850	151	1,880	-	49,228	52,109	1,880
Other	79	11	6	-	12,057	12,153	6
Total	$3,025	$245	$7,026	$458	$765,463	$776,217	$2,295

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the other consumer loans category includes student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $2.7 million at June 30, 2018.

Age Analysis of Past Due Loans as of December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$229	$153	$1,278	$99,361	$101,021	$261
Commercial	194	771	1,753	286,964	289,682	-
Construction	-	-	721	26,768	27,489	-
Second mortgages	15	-	163	17,740	17,918	45
Equity lines of credit	75	19	53	56,463	56,610	-
Total mortgage loans on real estate	513	943	3,968	487,296	492,720	306
Commercial loans	709	-	1,060	58,629	60,398	471
Consumer automobile loans	517	122	41	118,571	119,251	41
Other consumer loans	2,222	544	2,360	49,848	54,974	2,360
Other	84	9	4	11,100	11,197	4
Total	$4,045	$1,618	$7,433	$725,444	$738,540	$3,182

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	June 30, 2018	December 31, 2017
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$1,540	$1,447
Commercial	10,802	9,468
Construction	722	721
Second mortgages	154	118
Equity lines of credit	354	292
Total mortgage loans on real estate	13,572	12,046
Commercial loans	319	836
Total	$13,891	$12,882

No acquired impaired loans were on nonaccrual status at June 30, 2018.

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Interest income that would have been recorded under original loan terms	$235	$241
Actual interest income recorded for the period	173	180
Reduction in interest income on nonaccrual loans	$62	$61

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

The following tables present TDRs during the periods indicated, by class of loan. There were no troubled debt restructurings in the three or six months ended June 30, 2018.

Troubled Debt Restructurings by Class
For the Three Months Ended June 30, 2017
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2017
	(dollars in thousands)
Mortgage loans on real estate:
Commercial	2	$3,663	$3,663	$4

Troubled Debt Restructurings by Class
For the Six Months Ended June 30, 2017
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on June 30, 2017
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	1	$142	$142	$142
Commercial	2	3,663	3,663	3,663
Total	3	$3,805	$3,805	$3,805

The three loans restructured in the first six months ended June 30, 2017 were given below-market rates for debt with similar risk characteristics. At June 30, 2018 and December 31, 2017, the Company had no outstanding commitments to disburse additional funds on any TDR. At June 30, 2018 the Company had no loans secured by residential 1 - 4 family real estate that were in the process of foreclosure. At December 31, 2017, loans totaling $77 thousand were in the process of foreclosure.

In the three and six months ended June 30, 2018 and 2017, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

The following table includes the recorded investment and unpaid principal balances (a portion of which may have been charged off) for impaired loans, exclusive of acquired impaired loans, with the associated allowance amount, if applicable, as of the dates presented. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized for the periods presented. The average balances are calculated based on daily average balances.

Impaired Loans by Class
	As of June 30, 2018				For the six months ended June 30, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,186	$1,777	$390	$151	$2,111	$29
Commercial	15,619	13,254	608	111	14,807	131
Construction	817	721	94	20	815	5
Second mortgages	502	350	132	14	490	6
Equity lines of credit	355	102	253	24	335	1
Total mortgage loans on real estate	$19,479	$16,204	$1,477	$320	$18,558	$172
Commercial loans	357	319	-	-	583	-
Other consumer loans	32	-	-	-	85	-
Total	$19,868	$16,523	$1,477	$320	$19,226	$172

Impaired Loans by Class
	As of December 31, 2017				For the Year Ended December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,873	$2,499	$316	$52	$2,525	$90
Commercial	15,262	11,622	1,644	1	13,541	579
Construction	814	721	92	18	406	23
Second mortgages	473	318	135	14	464	20
Equity lines of credit	293	53	239	10	261	-
Total mortgage loans on real estate	$19,715	$15,213	$2,426	$95	$17,197	$712
Commercial loans	1,115	836	-	-	1,388	30
Other consumer loans	-	-	-	-	41	-
Total	$20,830	$16,049	$2,426	$95	$18,626	$742

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At June 30, 2018 and December 31, 2017 management used eight twelve-quarter migration periods.

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

Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree's previously established ALL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either acquired impaired or acquired performing.

Acquired impaired loans reflect credit quality deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These acquired impaired loans are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The acquired impaired loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure. Acquired impaired loans are written down at acquisition to fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because the Company expects to fully collect the new carrying values of such loans, which is the new cost basis arising from purchase accounting.

Acquired performing loans are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the acquired performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the effective interest method is used.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management's estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.9 million adequate to cover probable loan losses inherent in the loan portfolio at June 30, 2018.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Six Months Ended June 30, 2018	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,889	$541	$5,217	$1,644	$157	$9,448
Charge-offs	(81)	-	(422)	(344)	(160)	(1,007)
Recoveries	67	-	80	139	46	332
Provision for loan losses	443	(258)	732	60	123	1,100
Ending balance	$2,318	$283	$5,607	$1,499	$166	$9,873
Ending balance individually evaluated for impairment	$-	$20	$300	$-	$-	$320
Ending balance collectively evaluated for impairment	2,318	263	5,307	1,499	166	9,553
Ending balance acquired impaired loans	-	-	-	-	-	-
Ending balance	$2,318	$283	$5,607	$1,499	$166	$9,873
Loan Balances:
Ending balance individually evaluated for impairment	$319	$815	$16,866	$-	$-	$18,000
Ending balance collectively evaluated for impairment	64,274	36,114	467,243	177,975	12,153	757,759
Ending balance acquired impaired loans	108	-	350	-	-	458
Ending balance	$64,701	$36,929	$484,459	$177,975	$12,153	$776,217

For the Year Ended December 31, 2017	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,493	$846	$5,267	$455	$184	$8,245
Charge-offs	(807)	-	(1,934)	(279)	(267)	(3,287)
Recoveries	37	104	45	56	88	330
Provision for loan losses	1,166	(409)	1,839	1,412	152	4,160
Ending balance	$1,889	$541	$5,217	$1,644	$157	$9,448
Ending balance individually evaluated for impairment	$-	$18	$77	$-	$-	$95
Ending balance collectively evaluated for impairment	1,889	523	5,140	1,644	157	9,353
Ending balance	$1,889	$541	$5,217	$1,644	$157	$9,448
Loan Balances:
Ending balance individually evaluated for impairment	$836	$813	$16,826	$-	$-	$18,475
Ending balance collectively evaluated for impairment	59,562	26,676	448,405	174,225	11,197	720,065
Ending balance	$60,398	$27,489	$465,231	$174,225	$11,197	$738,540

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

Note 5. Low-Income Housing Tax Credits

The Company was invested in 4 separate housing equity funds at both June 30, 2018 and December 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.4 million and $3.5 million at June 30, 2018 and December 31, 2017, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2018 are $495 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.1 million at June 30, 2018 and $1.1 million at December 31, 2017, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	Affected Line Item on Consolidated Statements of Income
	(in thousands)
Tax credits and other tax benefits
Amortization of operating losses	$80	$98	$160	$178	Other operating expenses
Tax benefit of operating losses*	17	33	34	61	Income tax expense

Tax credits	123	138	247	233	Income tax expense

Total tax benefits	$140	$171	$281	$294

* Computed using a 21% tax rate for 2018 and a 34% tax rate for 2017

Note 6. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At June 30, 2018 and December 31, 2017 the remaining credit available from these lines totaled $55.0 million and $45.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $236.3 million and $217.0 as of June 30, 2018 and December 31, 2017, respectively.

SHORT-TERM BORROWINGS
The following table presents total short-term borrowings as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Federal funds purchased	$-	$10,000
Overnight repurchase agreements	26,048	20,693
FHLB advances	30,000	47,500
Total short-term borrowings	$56,048	$78,193

Maximum month-end outstanding balance	$99,898	$79,819
Average outstanding balance during the period	$79,960	$53,165
Average interest rate (year-to-date)	1.13%	0.72%
Average interest rate at end of period	1.10%	1.27%

LONG-TERM BORROWINGS
The Company had long-term FHLB advances totaling $30.0 million outstanding at June 30, 2018 and $20.0 million outstanding at December 31, 2017. Scheduled maturity dates of the advances at June 30, 2018 range from February 28, 2019 to June 19, 2020, and the interest rates range from 1.54% to 2.77%.

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At June 30, 2018 the outstanding balance was $2.9 million, and the then-current interest rate was 4.48%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at June 30, 2018.

Note 7. Commitments and Contingencies

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

The following financial instruments whose contract amounts represent credit risk were outstanding at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)

Commitments to extend credit:
Home equity lines of credit	$61,086	$56,486
Commercial real estate, construction and development loans committed but not funded	41,282	19,526
Other lines of credit (principally commercial)	68,877	68,101
Total	$171,245	$144,113

Letters of credit	$3,747	$3,331

Note 8. Share-Based Compensation

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of June 30, 2018 only restricted stock units have been granted under the Incentive Stock Plan.

Restricted stock activity for the six months ended June 30, 2018 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2018	2,245	$33.60
Issued	9,838	25.96
Vested	-	-
Forfeited	-	-
Nonvested, June 30, 2018	12,083	$27.38

The weighted average period over which nonvested awards are expected to be recognized is 1.64 years.

The fair value of restricted stock granted during the six months ended June 30, 2018 was $255 thousand.

The remaining unrecognized compensation expense for non-vested restricted stock shares totaled $260 thousand as of June 30, 2018.

Stock-based compensation expense was $45 thousand and $53 thousand for the three and six months ended June 30, 2018, respectively. There was no stock compensation expense for the six months ended June 30, 2017.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and was set at 5% for 2017 and for the first six months of 2018.

1,940 shares were purchased under the ESPP during the six months ended June 30, 2018. At June 30, 2018, the Company had 243,513 remaining shares reserved for issuance under this plan.

Note 9. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – Accumulated Other Comprehensive Loss

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	Affected Line Item on Consolidated Statements of Income
	(in thousands)
Available-for-sale securities
Realized gains on sales of securities	$40	$87	$120	$87	Gain on sale of available-for-sale securities, net
Tax effect	8	30	25	30	Income tax expense
	$32	$57	$95	$57

The following tables present the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Three Months Ended June 30, 2018
Balance at beginning of period	$(2,737)	$-	$(2,737)
Net other comprehensive loss	(152)	-	(152)
Balance at end of period	$(2,889)	$-	$(2,889)

Three Months Ended June 30, 2017
Balance at beginning of period	$(1,311)	$(2,469)	$(3,780)
Net other comprehensive income	1,036	-	1,036
Balance at end of period	$(275)	$(2,469)	$(2,744)

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Six Months Ended June 30, 2018
Balance at beginning of period	$(707)	$-	$(707)
Net other comprehensive loss	(1,966)	-	(1,966)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI	(139)	-	(139)
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	(77)	-	(77)
Balance at end of period	$(2,889)	$-	$(2,889)

Six Months Ended June 30, 2017
Balance at beginning of period	$(1,739)	$(2,469)	$(4,208)
Net other comprehensive income	1,464	-	1,464
Balance at end of period	$(275)	$(2,469)	$(2,744)

The following tables present the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended June 30, 2018
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(152)	$(32)	$(120)
Reclassification adjustment for gains recognized in income	(40)	(8)	(32)

Total change in accumulated other comprehensive loss, net	$(192)	$(40)	$(152)

	Three Months Ended June 30, 2017
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,657	$564	$1,093
Reclassification adjustment for gains recognized in income	(87)	(30)	(57)

Total change in accumulated other comprehensive loss, net	$1,570	$534	$1,036

	Six Months Ended June 30, 2018
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,368)	$(497)	$(1,871)
Reclassification adjustment for gains recognized in income	(120)	(25)	(95)

Total change in accumulated other comprehensive loss, net	$(2,488)	$(522)	$(1,966)

	Six Months Ended June 30, 2017
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,305	$784	$1,521
Reclassification adjustment for gains recognized in income	(87)	(30)	(57)

Total change in accumulated other comprehensive loss, net	$2,218	$754	$1,464

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2018 and 2017:

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Three Months Ended June 30, 2018
Net income, basic	$992	5,177	$0.19
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$992	5,177	$0.19

Three Months Ended June 30, 2017
Net income, basic	$1,161	4,984	$0.23
Potentially dilutive common shares - stock options	-	13	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,161	4,997	$0.23

Six Months Ended June 30, 2018
Net income, basic	$1,934	5,099	$0.38
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,934	5,099	$0.38

Six Months Ended June 30, 2017
Net income, basic	$2,103	4,981	$0.42
Potentially dilutive common shares - stock options	-	13	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,103	4,994	$0.42

The Company had no antidilutive shares outstanding in the six months ended June 30, 2018 and 2017. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2018 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$6,818	$-	$6,818	$-
Obligations of U.S. Government agencies	11,359	-	11,359	-
Obligations of state and political subdivisions	51,241	-	51,241	-
Mortgage-backed securities	68,259	-	68,259	-
Money market investments	1,326	-	1,326	-
Corporate bonds	3,978	-	3,978	-
Total available-for-sale securities	$142,981	$-	$142,981	$-

		Fair Value Measurements at December 31, 2017 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$9,435	$-	$9,435	$-
Obligations of state and political subdivisions	64,765	-	64,765	-
Mortgage-backed securities	74,296	-	74,296	-
Money market investments	1,194	-	1,194	-
Corporate bonds	7,234	-	7,234	-
Other marketable equity securities	197	-	197	-
Total available-for-sale securities	$157,121	$-	$157,121	$-

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

		Carrying Value at June 30, 2018 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$240	$-	$-	$240
Commercial	326	-	-	326
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total	$869	$-	$-	$869

Loans
Loans held for sale	$849	$-	$849	$-

Other real estate owned
Commercial real estate	$118	$-	$118	$-
Construction	133	$-	$-	133
Total	$251	$-	$118	$133

		Carrying Value at December 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$264	$-	$-	$264
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total	$567	$-	$-	$567

Loans
Loans held for sale	$779	$-	$779	$-

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at June 30, 2018 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$240	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$326	Market comparables	Selling costs	7.73%
			Liquidation discount	7.64%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	6.69%
			Liquidation discount	3.69%

Other real estate owned
Construction	$133	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2017 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$264	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (2.91%)
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2018 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$37,036	$37,036	$-	$-
Securities available-for-sale	142,981	-	142,981	-
Restricted securities	4,119	-	4,119	-
Loans held for sale	849	-	849	-
Loans, net of allowances for loan losses *	766,344	-	-	745,163
Bank-owned life insurance	26,363	-	26,363	-
Accrued interest receivable	3,136	-	3,136	-

Liabilities
Deposits	$840,335	$-	$841,189	$-
Overnight repurchase agreements	26,048	-	26,048	-
Federal Home Loan Bank advances	60,000	-	59,777	-
Accrued interest payable	455	-	455	-

		Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$14,412	$14,412	$-	$-
Securities available-for-sale	157,121	-	157,121	-
Restricted securities	3,846	-	3,846	-
Loans held for sale	779	-	779	-
Loans, net of allowances for loan losses *	729,092	-	-	722,464
Bank-owned life insurance	25,981	-	25,981	-
Accrued interest receivable	3,254	-	3,254	-

Liabilities
Deposits	$783,594	$-	$782,539	$-
Federal funds purchased	10,000	-	10,000	-
Overnight repurchase agreements	20,693	-	20,693	-
Federal Home Loan Bank advances	67,500	-	67,329	-
Accrued interest payable	360	-	360	-

* In accordance with the adoption of ASU 2016-01, the fair values of loans held for investment and time deposits as of June 30, 2018 were measured using an exit price notion. The fair values of loans held for investment and time deposits as of December 31, 2017 were measured using an entry price notion.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30, 2018
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$9,571	$22	$1,524	$(1,523)	$9,594
Income from fiduciary activities	-	916	-	-	916
Other income	2,455	261	80	(65)	2,731
Total operating income	12,026	1,199	1,604	(1,588)	13,241

Expenses
Interest expense	1,135	-	33	-	1,168
Provision for loan losses	575	-	-	-	575
Salaries and employee benefits	5,076	749	110	-	5,935
Other expenses	3,782	271	518	(65)	4,506
Total operating expenses	10,568	1,020	661	(65)	12,184

Income before taxes	1,458	179	943	(1,523)	1,057

Income tax expense (benefit)	76	38	(49)	-	65

Net income	$1,382	$141	$992	$(1,523)	$992

Capital expenditures	$127	$1	$-	$-	$128

Total assets	$1,026,571	$6,110	$102,239	$(102,790)	$1,032,130

	Three Months Ended June 30, 2017
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$8,043	$17	$1,311	$(1,310)	$8,061
Income from fiduciary activities	-	951	-	-	951
Other income	2,903	252	50	(65)	3,140
Total operating income	10,946	1,220	1,361	(1,375)	12,152

Expenses
Interest expense	672	-	-	1	673
Provision for loan losses	1,000	-	-	-	1,000
Salaries and employee benefits	4,654	684	111	-	5,449
Other expenses	3,471	249	166	(65)	3,821
Total operating expenses	9,797	933	277	(64)	10,943

Income before taxes	1,149	287	1,084	(1,311)	1,209

Income tax expense (benefit)	27	98	(77)	-	48

Net income	$1,122	$189	$1,161	$(1,311)	$1,161

Capital expenditures	$195	$-	$-	$-	$195

Total assets	$946,734	$5,956	$96,942	$(97,114)	$952,518

	Six Months Ended June 30, 2018
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$18,348	$43	$2,812	$(2,810)	$18,393
Income from fiduciary activities	-	1,899	-	-	1,899
Other income	4,582	521	130	(130)	5,103
Total operating income	22,930	2,463	2,942	(2,940)	25,395

Expenses
Interest expense	2,189	-	33	-	2,222
Provision for loan losses	1,100	-	-	-	1,100
Salaries and employee benefits	9,702	1,494	216	-	11,412
Other expenses	7,421	535	833	(131)	8,658
Total operating expenses	20,412	2,029	1,082	(131)	23,392

Income before taxes	2,518	434	1,860	(2,809)	2,003

Income tax expense (benefit)	51	92	(74)	-	69

Net income	$2,467	$342	$1,934	$(2,809)	$1,934

Capital expenditures	$316	$1	$-	$-	$317

Total assets	$1,026,571	$6,110	$102,239	$(102,790)	$1,032,130

	Six Months Ended June 30, 2017
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$15,751	$34	$2,352	$(2,351)	$15,786
Income from fiduciary activities	-	1,917	-	-	1,917
Other income	4,858	510	100	(131)	5,337
Total operating income	20,609	2,461	2,452	(2,482)	23,040

Expenses
Interest expense	1,260	-	-	1	1,261
Provision for loan losses	1,650	-	-	-	1,650
Salaries and employee benefits	8,909	1,411	226	-	10,546
Other expenses	6,796	514	251	(131)	7,430
Total operating expenses	18,615	1,925	477	(130)	20,887

Income before taxes	1,994	536	1,975	(2,352)	2,153

Income tax expense (benefit)	(5)	183	(128)	-	50

Net income	$1,999	$353	$2,103	$(2,352)	$2,103

Capital expenditures	$444	$-	$-	$-	$444

Total assets	$946,734	$5,956	$96,942	$(97,114)	$952,518

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

The Company does not have a single external customer from which it derives 10 percent of more of its revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company's Annual Report on Form 10-K and management's discussion and analysis for the year ended December 31, 2017. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Caution About Forward-Looking Statements
In addition to historical information, certain statements in this report which use language such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" and similar expressions, may identify forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements are based on the beliefs of the Company's management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying estimates, assumptions or beliefs will prove to be accurate. Actual results could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this report include, without limitation: statements regarding future financial performance and profitability; future impacts of the Tax Cuts and Jobs Act on the Company's operations; performance of the investment and loan portfolios, including performance of the consumer auto loan portfolio and the purchased student loan portfolio and expected trends in the quality of the loan portfolio; the effects of diversifying the loan portfolio; strategic business and growth initiatives; management's efforts to reposition the balance sheet; deposit growth; levels and sources of liquidity; the securities portfolio; use of proceeds from the sale of securities; future levels of charge-offs or net recoveries; the impact of increases in NPAs on future earnings; write-downs and expected sales of other real estate owned; income taxes; monetary policy actions of the Federal Open Market Committee; and changes in interest rates.

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: the possibility that any of the anticipated benefits of the acquisition of Citizens will not be realized or will not be realized within the expected time period; expected revenue synergies and cost savings from the acquisition of Citizens may not be fully realized or realized within the expected timeframe; revenues following the acquisition of Citizens may be lower than expected; customer and employee relationships and business operations may be disrupted by the acquisition of Citizens. Other factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates and yields; general economic and business conditions, including unemployment levels; demand for loan products; the performance of the Company's dealer lending program; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board and any changes associated with the current administration; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the U.S. government's guarantee of repayment of student loans purchased by the Company; the level of net charge-offs on loans; deposit flows; competition; demand for financial services in the Company's market area; implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; the use of inaccurate assumptions in management's modeling systems; technological risks and developments and cyber-attacks, threats and events; the real estate market; accounting principles, policies and guidelines; and other factors detailed in the Company's publicly filed documents, including the Company's 2017 Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of date of the report.

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

On April 1, 2018, the Company completed its acquisition of Citizens National Bank (Citizens). Under the terms of the merger agreement, Citizens shareholders received 0.1041 shares of Company stock and $2.19 in cash for each share of Citizens stock. Systems integration was completed in May 2018.

Critical Accounting Policies and Estimates
The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company's financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company's critical accounting policies and estimates with the Audit Committee of the Board of Directors.

The critical accounting and reporting policies include the Company's accounting for the allowance for loan losses, acquired loans, and goodwill and intangible assets. Accordingly, the Company's significant accounting policies are discussed in this Item 2 and in Note 4 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company's 2017 Annual Report on Form 10-K.

Executive Overview
The Company's net income for the quarter ended June 30, 2018 was $992 thousand, or $0.19 per diluted share, which compares to net income of $1.2 million, or $0.23 per diluted share, for the second quarter of 2017. This decline was principally attributable to after tax merger costs of $391 thousand in the most recent quarter. Net interest income after provision for loan losses increased $1.5 million from the same period of the year prior primarily due to higher average loan balances and lower provisions for loan loss.

For the six months ended June 30, 2018 net income was $1.9 million, or $0.38 per diluted share. This compares to net income of $2.1 million, or $0.42 per diluted share, for the first six months of 2017. The decrease in year-to-date net income was driven primarily by after tax merger costs of $596 thousand. Net interest income after provision for loan loss for the first six months of 2018 increased $2.2 million relative to the first six months of 2017.

Highlights are as follows:

·	Net interest income after provision for loan losses for the three and six months ended June 30, 2018 increased 22.9% and 17.1%, respectively, from the same periods of 2017.

·
Return on average assets for the second quarter of 2018 was 0.39% compared to 0.50% for the second quarter of 2017. Return on average assets for the six months ended June 30, 2018 was 0.38% compared to 0.46% for the first six months of 2017.

·
The net interest margin for the second quarter of 2018 was 3.65% compared to 3.64% for the same period of 2017. The net interest margin for the six months ended June 30, 2018 was 3.56% compared to 3.67% during the first six months of 2017.

·	Non-performing assets as a percentage of total assets declined to 1.59% at June 30, 2018 from 1.64% at December 31, 2017.

·	Total assets increased to $1.0 billion, representing growth of $50.3 million, or 5.1%, from December 31, 2017 and $79.6 million, or 8.4%, from June 30, 2017, reflecting the acquisition of Citizens.

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

For the second quarter of 2018, net interest income was $8.4 million, an increase of $1.0 million or 14.0% from the second quarter of 2017. Net interest income, on a fully tax-equivalent basis, for the second quarter of 2018, was $8.5 million, an increase of 11.6% from the second quarter of 2017. Both increases were primarily due to higher interest and fees on loans resulting from growth in average loan balances. Average loans increased $118.1 million, or 17.9%, from the second quarter of 2017. The increase was due to both the acquisition of Citizens and organic growth. The average loan yield for the quarter increased by 14 basis points compared to the same period of 2017. The average tax-equivalent yield on earning assets for the second quarter of 2018 was 4.15% compared to 3.96% for the second quarter of 2017. The average rate on interest-bearing liabilities for the quarter ended June 30, 2018 was 0.68%, up from 0.45% for the same period of 2017. Higher deposit and borrowing rates as well as increases in average time deposit and FHLB advance balances relative to lower cost deposits are responsible for this increase. The tax-equivalent net interest margin for the second quarter of 2018 was 3.65%, up slightly from 3.64% in the second quarter of 2017.

For the six months ended June 30, 2018, net interest income was $16.2 million, an increase of $1.6 million or 11.3% compared to the prior year period. Net interest income, on a fully tax-equivalent basis, was $16.4 million for the six months ended June 30, 2018, compared to $15.0 million for the six months ended June 30, 2017, an increase of 9.0%. As in the quarterly comparison, the increases were driven principally by higher average loan balances primarily due to organic growth. Average outstanding loans for the six months ended June 30, 2018 increased $123.5 million, or 19.4%, compared to the first six months of 2017. The average tax-equivalent yield increased to 4.05% compared to 3.97% for the first half of 2017. Higher rates on deposits and borrowings as well as an increased reliance on borrowings relative to last year lead to an increase of 23 basis points in the average rate on interest-bearing liabilities when comparing the first six months of 2018 to 2017. The tax-equivalent net interest margin for the first half of 2018 was 3.56% compared to 3.67% for the same period of 2017.

The following tables show analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the quarter ended June 30,
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$778,033	$8,702	4.47%	$659,926	$7,142	4.33%
Investment securities:
Taxable	95,657	499	2.09%	103,485	491	1.90%
Tax-exempt*	49,879	382	3.06%	70,805	636	3.59%
Total investment securities	145,536	881	2.42%	174,290	1,127	2.59%
Interest-bearing due from banks	4,656	22	1.89%	1,316	3	0.91%
Federal funds sold	2,079	8	1.54%	1,248	2	0.64%
Other investments	4,314	75	6.95%	2,098	35	6.67%
Total earning assets	934,618	$9,688	4.15%	838,878	$8,309	3.96%
Allowance for loan losses	(10,125)			(9,025)
Other non-earning assets	100,098			102,655
Total assets	$1,024,591			$932,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$28,875	$3	0.04%	$28,438	$2	0.03%
Money market deposit accounts	240,832	117	0.19%	235,539	60	0.10%
Savings accounts	88,904	21	0.09%	82,217	11	0.05%
Time deposits	236,396	698	1.18%	203,819	520	1.02%
Total time and savings deposits	595,007	839	0.56%	550,013	593	0.43%
Federal funds purchased, repurchase agreements and other borrowings	30,125	42	0.56%	26,302	8	0.12%
Federal Home Loan Bank advances	64,560	287	1.78%	26,374	72	1.09%
Total interest-bearing liabilities	689,692	1,168	0.68%	602,689	673	0.45%
Demand deposits	233,931			227,880
Other liabilities	2,897			5,586
Stockholders' equity	98,071			96,353
Total liabilities and stockholders' equity	$1,024,591			$932,508
Net interest margin		$8,520	3.65%		$7,636	3.64%

*Computed on a fully tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017; the tax-equivalent adjustment to interest income was $94 thousand and $248 thousand for the three months ended June 30, 2018 and 2017, respectively.

**Annualized

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the six months ended June 30,
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$761,795	$16,612	4.36%	$638,262	$13,953	4.37%
Investment securities:
Taxable	95,025	993	2.09%	105,303	987	1.87%
Tax-exempt*	53,881	818	3.04%	71,618	1,283	3.58%
Total investment securities	148,906	1,811	2.43%	176,921	2,270	2.57%
Interest-bearing due from banks	2,913	26	1.79%	1,710	8	0.94%
Federal funds sold	1,271	10	1.57%	1,422	5	0.70%
Other investments	4,365	135	6.19%	1,537	49	6.38%
Total earning assets	919,250	$18,594	4.05%	819,852	$16,285	3.97%
Allowance for loan losses	(9,985)			(8,710)
Other non-earning assets	96,763			105,422
Total assets	$1,006,028			$916,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$28,239	$5	0.04%	$28,332	$5	0.04%
Money market deposit accounts	235,961	208	0.18%	235,798	112	0.09%
Savings accounts	87,214	32	0.07%	81,114	20	0.05%
Time deposits	224,088	1,314	1.17%	205,469	1,039	1.01%
Total time and savings deposits	575,502	1,559	0.54%	550,713	1,176	0.43%
Federal funds purchased, repurchase agreements and other borrowings	29,243	52	0.36%	23,482	13	0.11%
Federal Home Loan Bank advances	72,403	611	1.69%	13,260	72	1.09%
Total interest-bearing liabilities	677,148	2,222	0.66%	587,455	1,261	0.43%
Demand deposits	228,524			227,971
Other liabilities	3,172			5,715
Stockholders' equity	97,184			95,423
Total liabilities and stockholders' equity	$1,006,028			$916,564
Net interest margin		$16,372	3.56%		$15,024	3.67%

*Computed on a fully tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017; the tax-equivalent adjustment to interest income was $201 thousand and $499 thousand for the six months ended June 30, 2018 and 2017, respectively.

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

The provision for loan losses was $1.1 million in the first six months of 2018, compared to $1.7 million in the first six months of 2017. For the three months ended June 30, the Company added $575 thousand in 2018 and $1.0 million in 2017.

The decline in the provision for loan losses for the three and six months ended June 30, 2018 versus the same periods in 2017 was largely due to slower net loan growth, exclusive of the loans acquired in the Citizens acquisition. The loans acquired from Citizens were recorded at fair value at the acquisition date without carrying over the associated allowance for loan losses previously established by Citizens.

Net loans charged off as a percent of average loans on an annualized basis were 0.18% for the first six months of 2018, or $1.4 million, compared to 0.35%, or $1.2 million, in the first six months of 2017. In the three months ended June 30, 2018 and 2017, net loans charged off as a percent of total loans on an annualized basis were 0.24% and 0.49%, respectively.

Noninterest Income
Noninterest income was $3.6 million and $7.0 million, respectively, in the three and six months ended June 30, 2018, a decrease of $444 thousand or 10.9% from the second quarter of 2017 and a decrease $252 thousand or 3.5% from the six months ended June 30, 2017. The declines between the 2017 and 2018 periods resulted primarily from a nonrecurring gain of $550 thousand associated with the acquisition in the second quarter of 2017 of the outstanding interest in Old Point Mortgage, LLC.

Service charges on deposit accounts increased $162 thousand, or 17.7%, when comparing the second quarters of 2018 and 2017 and increased $105 thousand, or 5.7%. when comparing the six months ended June 30, 2018 and 2017. Other service charges, commission, and fees increased $89 thousand, or 8.3%, when comparing the second quarters of 2018 and 2017 and increased $140 thousand, or 6.7%, when comparing the first six months of 2018 and 2017, which was partially offset by lower fiduciary and asset management fees. Gains on sales of securities were $40 thousand and $120 thousand, respectively, for the three and six months ended June 30, 2018, representing a decrease of $47 thousand and an increase of $33 thousand, respectively, compared to comparable periods in 2017.

Noninterest Expense
Noninterest expense increased $2.1 million or 11.6% when comparing the six months ended June 30, 2018 to the same period in 2017 and increased $1.2 million or 12.6% when comparing the second quarters of 2018 and 2017. Both the linked quarter and year ago quarter increases were mostly due to higher salaries and employee benefits associated with normal market driven adjustments, but also included the addition of salaries and related severance payments associated with the acquisitions of Citizens and OPM, non-recurring merger expenses, and losses on OREO.

Merger costs totaled $391 thousand for the second quarter of 2018 and $596 thousand for the first six months of 2018. There were no merger expenses in the first half of 2017. Additionally, as mentioned above, included in salaries and benefits expense for the second quarter of 2018 were $111 thousand in nonrecurring severance payments associated with the Citizens acquisition.

Total salaries and benefits costs increased $486 thousand, or 8.9%, when comparing the second quarters of 2018 and 2017 and increased $866 thousand, or 8.2%, when comparing the first six months of 2018 and 2017. Data processing expenses increased $155 thousand, or 35.1%, in the second quarter of 2018 relative to the second quarter of 2017 and increased $257 thousand, or 30.1%, in the six months ended June 30, 2018 compared to the same period in 2017. Several factors lead to these increases including the Citizens acquisition and increased processing expenses for debit cards and electronic banking services. FDIC insurance expense was also significantly elevated for the three and six months ended June 30, 2018, increasing $88 thousand, or 89.8%, and $183 thousand, or 94.3%, respectively. Trailing twelve month earnings are a significant factor in the insurance premium calculation, so the substantial net loss recorded by the Company in the fourth quarter of 2017 resulting from the termination of the pension plan and the deferred tax asset write-down precipitated by the Tax Cuts and Jobs Act increased the premium considerably.

The Company's income tax expense for the second quarter and first six months of 2018 increased $17 thousand and $19 thousand, respectively, when compared to the same periods in 2017. The increases were due to non-deductible merger expenses and lower income from tax-exempt sources outweighing the benefit of a lower statutory federal income tax rate. The Company's effective tax rate remains low due to its investments in tax-exempt securities and bank-owned life insurance and its receipt of federal income tax credits for its investment in certain housing projects. The effective federal income tax rates for the three and six months ended June 30, 2018 were 6.15% and 3.44%, respectively; the effective tax rates for the three and six months ended June 30, 2017 were 3.97% and 2.32%, respectively.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2017 and June 30, 2018.

Total assets as of June 30, 2018 were $1.0 billion, an increase of $50.3 million or 5.1%. The acquisition of Citizens is responsible for substantially all of the year-to-date growth. The fair value of assets acquired was $50.4 million as of the date of acquisition. Net loans held for investment increased $37.3 million, or 5.1%. Excluding the $42.8 million fair value of acquired loans at the date of acquisition loans held for investment declined modestly. The Company sold an $8.8 million pool of consumer automobile loans during the first quarter and has experienced accelerated payoffs in recent months. Cash and cash equivalents increased $22.9 million, or 158.7%, and securities available-for-sale declined $14.1 million, or 9.0%.

Total deposits increased $56.7 million, or 7.2%, to $840.3 million at June 30, 2018. This includes the addition of deposits from the acquisition of Citizens, the fair value of which was $44.0 million at the date of acquisition. Noninterest-bearing deposits increased $19.4 million, or 8.6%, savings deposits increased $15.4 million, or 4.5%, and time deposits increased $22.0 million, or 10.3%. Total borrowings decreased $9.3 million, or 9.5%.

Average assets for the first six months of 2018 were $1.0 billion compared to $916.6 million for the first six months of 2017, an increase of 9.8%. Comparing the first six months of 2018 to the first six months of 2017, average loans grew $123.5 million, and average investment securities declined $28.0 million. Total average deposits increased $25.3 million, and average borrowings increased $64.9 million.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.0% of the Company's loan portfolio as of June 30, 2018.

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

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of June 30, 2018, the Bank's unpledged, available-for-sale securities totaled $70.2 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the second quarter of 2018, the Company had $87.0 million in additional FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the second quarter of 2018, the Company had $55.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company's consolidated statements of cash flows, net cash provided by operating activities was $4.3 million, net cash provided by investing activities was $16.2 million and net cash provided by financing activities was $2.4 million for the six months ended June 30, 2018. Combined, this contributed to a $22.9 million increase in cash and cash equivalents for the six months ended June 30, 2018.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. See Note 4 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for an explanation of the loan categories. OREO consists of real estate from a foreclosure on loan collateral.

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
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	June 30,	December 31,	Increase
	2018	2017	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$319	$836	$(517)
Real estate-construction	722	722	-
Real estate-mortgage (1)	12,850	11,324	1,526
Total nonaccrual loans	$13,891	$12,882	$1,009

Loans past due 90 days or more and accruing interest
Commercial	$-	$471	$(471)
Real estate-mortgage (1)	314	306	8
Consumer loans (2)	1,975	2,401	(426)
Other	6	4	2
Total loans past due 90 days or more and accruing interest	$2,295	$3,182	$(887)

Restructured loans
Commercial	$83	$98	$(15)
Real estate-construction	94	92	2
Real estate-mortgage (1)	12,423	14,781	(2,358)
Total restructured loans	$12,600	$14,971	$(2,371)
Less nonaccrual restructured loans (included above)	8,349	8,561	(212)
Less restructured loans currently in compliance (3)	4,251	6,410	(2,159)
Net nonperforming, accruing restructured loans	$-	$-	$-

Nonperforming loans	$16,186	$16,064	$122

Other real estate owned
Real estate-construction	$133	$-	$133
Nonfarm nonresidential properties	118	-	118
Total other real estate owned	$251	$-	$251

Total nonperforming assets	$16,437	$16,064	$373

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $1.9 million at June 30, 2018 and $2.3 million at December 31, 2017.

(3) As of June 30, 2018 and December 31, 2017, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of June 30, 2018 were $16.4 million, $373 thousand higher than nonperforming assets as of December 31, 2017. Nonaccrual loans increased $1.0 million when comparing the balances as of June 30, 2018 to December 31, 2017. See Note 4 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at June 30, 2018 was related to a few large credit relationships. Of the $13.9 million of nonaccrual loans at June 30, 2018, $9.3 million, or approximately 66.7%, was comprised of four credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Loans past due 90 days or more and accruing interest decreased $887 thousand. As of June 30, 2018, $1.9 million of the $2.3 million of loans past due 90 days or more and accruing interest were student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Total restructured loans decreased by $2.4 million from December 31, 2017 to June 30, 2018 primarily due to paydowns and charge-offs. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

The Company acquired one OREO property in the first quarter of 2018 through a real estate foreclosure and two properties in the second quarter of 2018 through the Citizens acquisition.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2018 and December 31, 2017, the impaired loan component of the allowance for loan losses was $320 thousand and $95 thousand, respectively.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. For the June 30, 2018 calculation, the qualitative factor that had the most significant impact on the allowance was the one impacted by changes in delinquency or nonaccrual status, which decreased the allowance.

Historical loss is the final component of the allowance for loan losses and is calculated based on the migration of loans from performing to charge-off over a period of time that management deems appropriate to provide a reasonable estimate of losses inherent in the loan portfolio. For the last four quarterly calculations including the June 30, 2018 calculation, the historical loss was based on eight migration periods of twelve quarters each.

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

On a combined basis, the historical loss and qualitative factor components amounted to $9.6 million as of June 30, 2018 and $9.4 million at December 31, 2017.

The allowance for loan losses was 1.27% of total loans on June 30, 2018 and 1.28% on December 31, 2017. As of June 30, 2018, the allowance for loan losses was 61.00% of nonperforming loans and 60.07% of nonperforming assets; this compares to 58.81% of both nonperforming loans and nonperforming assets as of December 31, 2017. Management believes it has provided an adequate reserve for nonperforming loans at June 30, 2018.

Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree's previously established ALL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either acquired impaired (or PCI) or acquired performing.

Acquired impaired loans reflect credit quality deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These acquired impaired loans are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The acquired impaired loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure. Acquired impaired loans are written down at acquisition to fair value using an estimate of cash flows deemed to be collectible.

A loan will be removed from a pool (at its carrying value) only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan. For purposes of removing the loan from the pool, the carrying value is deemed to equal the amount of principal cash flows received in lieu of the loan balance. This treatment ensures that the percentage yield calculation used to recognize accretable yield on the pool of loans is not affected.

Quarterly, management will evaluate acquired impaired loans based on updated future expected cash flows. The excess of the cash flows expected to be collected over a pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows; these changes are disclosed in Note 4 "Loans and Allowance for Loan Losses."
The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference, which represents the estimate of credit losses expected to occur and was considered in determining the fair value of loan at the acquisition date. Any subsequent increases in expected cash flows over those expected at the acquisition date in excess of fair value are adjusted through an increase in the accretable yield on a prospective basis; any decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses.
The Company's policy is to remove an individual loan from a pool based on comparing the amount received from its resolution with its contractual amount. Any difference between these amounts is absorbed by the nonaccretable difference for the entire pool. This removal method assumes that the amount received from resolution approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by the quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full, there is no release of the nonaccretable difference for the pool because there is no difference between the amount received at resolution and the contractual amount of the loan.
The acquired impaired loans are and will continue to be subject to the Company's internal and external credit review and monitoring. If further credit deterioration is experienced, such deterioration will be measured and the provision for loan losses will be increased.
Acquired performing loans are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the acquired performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the effective interest method is used.

Capital Resources
Total stockholders' equity as of June 30, 2018 was $99.3 million, an increase of $2.9 million or 3.0% from $96.4 million at December 31, 2017. The increase was the result of the issuance of common stock related to the Citizens acquisition and increased retained earnings offsetting an increase in the net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive loss on the consolidated balance sheets. The increase in the unrealized loss position was driven by increases in market rates during the quarter.

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis.  The Company's principal goals related to the maintenance of capital are to provide adequate capital to support the Company's risk profile consistent with the board approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders.  Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total capital are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

The following is a summary of the Company's capital ratios at June 30, 2018 and December 31, 2017. As shown below, these ratios were all well above the regulatory minimum levels.

	2018 Regulatory Minimums	June 30, 2018	2017 Regulatory Minimums	December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.50%	11.08%	4.50%	11.18%
Tier 1 Capital to Risk-Weighted Assets	6.00%	11.08%	6.00%	11.18%
Tier 1 Leverage to Average Assets	4.00%	9.78%	4.00%	9.98%
Total Capital to Risk-Weighted Assets	8.00%	12.18%	8.00%	12.28%
Capital Conservation Buffer	1.88%	4.18%	1.25%	4.28%
Risk-Weighted Assets (in thousands)		$904,055		$863,187

Book value per share was $19.21 at June 30, 2018 as compared to $19.44 at June 30, 2017. Cash dividends were $1.1 million or $0.22 per share in the first six months of 2018 and $1.1 million or $0.22 per share in the first six months of 2017.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

The Company obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At June 30, 2018 the outstanding balance was $2.9 million, and the then-current interest rate was 4.48%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at June 30, 2018.

Other than the loan discussed immediately above, as of June 30, 2018, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2017 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2018, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2017 Annual Report on Form 10-K.

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

When the Company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets (depending on the optionality or prepayment speeds of the assets). Conversely, if interest rates rise, net interest income should decline. When the Company is asset sensitive, net interest income should improve if interest rates rise and fall if rates fall. The rate change model assumes that these changes will occur gradually over the course of a year. The earnings simulation results for the June 30, 2018 calculation indicate a moderately asset-sensitive position. The results for the June 30, 2017 calculation are seemingly incongruous, as net interest income was projected to decrease with both rising and falling rates. This was a result of the persistent low-rate environment. Rates on certain deposits and other funding liabilities could not realistically decrease materially, so they were more sensitive to rising rates than falling rates.

The table below shows the Company's interest rate sensitivity for the periods and rate scenarios presented (dollars in thousands):

	Change In Net Interest Income
	As of June 30,
	2018		2017
Change in interest Rates	%		$	%	$
+300 basis points	1.28%	455		(1.82)%		(564)
+200 basis points	0.70%	248		(1.19)%		(370)
+100 basis points	0.42%	150		(0.55)%		(171)
Unchanged	0.00%	-		0.00%		-
-50 basis points	(0.19)%	(68)		(0.35)%		(109)
-100 basis points	(0.83)%	(295)		(0.91)%		(282)

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2017 Annual Report on Form 10-K and quarterly report on From 10-Q for the period ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended June 30, 2018, the Company did not repurchase any shares related to the exercise of awards.

During the three months ended June 30, 2018, the Company did not repurchase any shares pursuant to the Company's stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year.

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

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2018), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 9, 2018	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 9, 2018	/s/Jeffrey W. Farrar
Jeffrey W. Farrar
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)