Form 10-Q
period 2018-09-30
OLD POINT FINANCIAL CORP
filed 2018-11-08
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐	Smaller reporting company ☐

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

5,183,416 shares of common stock ($5.00 par value) outstanding as of October 24, 2018

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(in thousands except per share data)
	(unaudited)	*
Assets

Cash and due from banks	$15,539	$13,420
Interest-bearing due from banks	12,519	908
Federal funds sold	561	84
Cash and cash equivalents	28,619	14,412
Securities available-for-sale, at fair value	142,288	157,121
Restricted securities, at cost	3,869	3,846
Loans held for sale	1,033	779
Loans, net	769,204	729,092
Premises and equipment, net	37,278	37,197
Bank-owned life insurance	26,567	25,981
Goodwill	1,611	621
Other real estate owned, net	133	-
Core deposit intangible, net	418	-
Other assets	14,420	12,777
Total assets	$1,025,440	$981,826

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$240,528	$225,716
Savings deposits	367,085	345,053
Time deposits	233,698	212,825
Total deposits	841,311	783,594
Federal funds purchased	-	10,000
Overnight repurchase agreements	18,116	20,693
Federal Home Loan Bank advances	60,000	67,500
Other borrowings	2,850	-
Accrued expenses and other liabilities	3,588	3,651
Total liabilities	925,865	885,438

Commitments and contingencies

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,183,416 and 5,019,703 shares outstanding (includes 13,689 and 2,245 shares of nonvested restricted stock, respectively)	25,849	25,087
Additional paid-in capital	20,624	17,270
Retained earnings	56,794	54,738
Accumulated other comprehensive loss, net	(3,692)	(707)
Total stockholders' equity	99,575	96,388
Total liabilities and stockholders' equity	$1,025,440	$981,826

See Notes to Consolidated Financial Statements.
*  Derived from audited Consolidated Financial Statements

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited, in thousands except per share data)
Interest and Dividend Income:
Loans, including fees	$8,865	$7,642	$25,448	$21,532
Due from banks	68	4	94	12
Federal funds sold	5	1	15	6
Securities:
Taxable	510	487	1,503	1,474
Tax-exempt	291	385	937	1,232
Dividends and interest on all other securities	75	49	210	98
Total interest and dividend income	9,814	8,568	28,207	24,354

Interest Expense:
Savings deposits	164	103	409	240
Time deposits	774	560	2,088	1,599
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	41	13	93	26
Federal Home Loan Bank advances	320	161	931	233
Total interest expense	1,299	837	3,521	2,098
Net interest income	8,515	7,731	24,686	22,256
Provision for loan losses	749	1,275	1,849	2,925
Net interest income, after provision for loan losses	7,766	6,456	22,837	19,331

Noninterest Income:
Fiduciary and asset management fees	904	903	2,803	2,820
Service charges on deposit accounts	1,095	1,001	3,043	2,844
Other service charges, commissions and fees	873	843	2,668	2,562
Bank-owned life insurance	202	198	584	595
Mortgage banking	240	172	617	462
Gain on sale of securities, net	-	2	120	89
Gain on acquisition of Old Point Mortgage	-	-	-	550
Other operating income	59	35	104	114
Total noninterest income	3,373	3,154	9,939	10,036

Noninterest Expense:
Salaries and employee benefits	5,608	5,104	17,020	15,650
Occupancy and equipment	1,557	1,444	4,521	4,347
Data processing	317	266	993	749
FDIC insurance	160	128	537	322
Customer development	143	153	460	451
Professional services	482	508	1,507	1,401
Employee professional development	195	196	595	651
Other taxes	134	141	446	422
ATM and other losses	103	103	357	435
Loss (gain) on other real estate owned	-	-	86	(18)
Merger expenses	48	-	644	-
Other operating expenses	680	866	1,895	2,103
Total noninterest expense	9,427	8,909	29,061	26,513
Income before income taxes	1,712	701	3,715	2,854
Income tax expense (benefit)	115	(56)	184	(6)
Net income	$1,597	$757	$3,531	$2,860

Basic earnings per share:
Weighted average shares outstanding	5,182,181	4,993,805	5,127,090	4,985,135
Net income per share of common stock	$0.31	$0.15	$0.69	$0.57

Diluted earnings per share:
Weighted average shares outstanding	5,182,181	5,003,785	5,127,113	4,997,231
Net income per share of common stock	$0.31	$0.15	$0.69	$0.57

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited, in thousands)
Net income	$1,597	$757	$3,531	$2,860
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(803)	59	(2,674)	1,580
Reclassification for gain included in net income	-	(2)	(95)	(59)
Other comprehensive income (loss), net of tax	(803)	57	(2,769)	1,521
Comprehensive income	$794	$814	$762	$4,381

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(unaudited, in thousands except share and per share data)
NINE MONTHS ENDED SEPTEMBER 30, 2018

Balance at beginning of period	5,017,458	$25,087	$17,270	$54,738	$(707)	$96,388
Net income	-	-	-	3,531	-	3,531
Other comprehensive loss, net of tax	-	-	-	-	(2,769)	(2,769)
Issuance of common stock related to acquisition	149,625	748	3,199	-	-	3,947
Reclassification of the stranded income tax effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	139	(139)	-
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	-	-	-	77	(77)	-
Employee Stock Purchase Plan share issuance	2,644	14	52	-	-	66
Stock-based compensation expense	-	-	103	-	-	103
Cash dividends ($0.33 per share)	-	-	-	(1,691)	-	(1,691)

Balance at end of period	5,169,727	$25,849	$20,624	$56,794	$(3,692)	$99,575

NINE MONTHS ENDED SEPTEMBER 30, 2017

Balance at beginning of period	4,961,258	$24,806	$16,427	$56,965	$(4,208)	$93,990
Net income	-	-	-	2,860	-	2,860
Other comprehensive income, net of tax	-	-	-	-	1,521	1,521
Exercise of stock options	48,287	241	727	-	-	968
Employee Stock Purchase Plan share issuance	2,523	13	58	-	-	71
Repurchase and retirement of common stock	(4,683)	(23)	(109)	-	-	(132)
Stock-based compensation expense	-	-	9	-	-	9
Cash dividends ($0.33 per share)	-	-	-	(1,646)	-	(1,646)

Balance at end of period	5,007,385	$25,037	$17,112	$58,179	$(2,687)	$97,641

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(unaudited, dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,531	$2,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,870	2,081
Accretion related to acquisition, net	(199)	-
Provision for loan losses	1,849	2,925
Gain on sale of securities, net	(120)	(89)
Net amortization of securities	1,331	1,727
Increase in loans held for sale, net	(254)	(981)
Net loss on disposal of premises and equipment	9	4
Net (gain) loss on write-down/sale of other real estate owned	86	(18)
Income from bank owned life insurance	(584)	(595)
Stock compensation expense	103	9
Deferred tax benefit	-	(171)
(Increase) decrease in other assets	182	(552)
Decrease in accrued expenses and other liabilities	(387)	(244)
Net cash provided by operating activities	7,417	6,956

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(16,582)	(25,220)
Proceeds from redemption (cash used in purchases) of restricted securities, net	254	(1,920)
Proceeds from maturities and calls of available-for-sale securities	8,750	46,625
Proceeds from sales of available-for-sale securities	12,139	7,030
Paydowns on available-for-sale securities	7,672	7,484
Proceeds from sale of loans held for investment	8,930	-
Net increase in loans held for investment	(8,228)	(99,333)
Proceeds from sales of other real estate owned	211	1,084
Purchases of premises and equipment	(439)	(510)
Cash paid in acquisition	(3,164)	-
Cash acquired in acquisition	2,304	-
Net cash provided by (used in) investing activities	11,847	(64,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	8,499	(5,199)
Increase in savings deposits	14,657	202
Increase (decrease) in time deposits	(9,361)	2,940
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	(9,727)	5,181
Increase in Federal Home Loan Bank advances	88,000	120,000
Repayment of Federal Home Loan Bank advances	(95,500)	(75,000)
Proceeds from exercise of stock options and ESPP issuance	66	1,039
Repurchase and retirement of common stock	-	(132)
Cash dividends paid on common stock	(1,691)	(1,646)
Net cash provided by (used in) financing activities	(5,057)	47,385

Net increase (decrease) in cash and cash equivalents	14,207	(10,419)
Cash and cash equivalents at beginning of period	14,412	25,854
Cash and cash equivalents at end of period	$28,619	$15,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,332	$2,029

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(3,603)	$2,305
Loans transferred to other real estate owned	$203	$-

TRANSACTIONS RELATED TO ACQUISITIONS
Assets acquired	$50,446	$-
Liabilities assumed	$44,324	$-
Common stock issued in acquisition	$3,947	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at September 30, 2018 and December 31, 2017, the statements of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and the statements of changes in stockholders' equity and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

BUSINESS COMBINATIONS

On April 1, 2018, the Company acquired Citizens National Bank (Citizens) based in Windsor, Virginia. Refer to Note 2 for further discussion.

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of September 30, 2018, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 ("Codification Improvements to Topic 842, Leases") and ASU 2018-11 ("Leases (Topic 842): Targeted Improvements"). Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). As the Company owns the majority of its buildings, management does not anticipate that the ASU will have a material impact; however, the Company will continue to assess any potential impact on its consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017‐08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

ACCOUNTING STANDARDS ADOPTED IN 2018

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU requires an entity to, among other things: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU No. 2016-01 on January 1, 2018, and during the first quarter of 2018, measured its equity investments at fair value through net income and reclassified $77 thousand of AOCI to retained earnings, with no effect on total stockholders' equity. During the second quarter of 2018, the Company sold the equity investments, recognizing an additional gain on sale of $24 thousand, net of tax. The Company also measured the fair value of its loan portfolio and time deposits at September 30, 2018 using an exit price notion (see Note 10. Fair Value Measurements).

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

On January 1, 2018 the Company adopted ASU 2014-09 "Revenue from Contracts with Customers" and all subsequent amendments to the ASU (collectively, "ASC 606"). The majority of the Company's revenues are associated with financial instruments, including loans and securities, to which ASC 606 does not apply. ASC 606 is applicable to certain noninterest revenues including services charges on deposit accounts, interchange fees, merchant services income, trust and asset management income, and the sale of other real estate owned. However, the recognition of these revenue streams, with the exception of interchange income, did not change upon adoption of ASC 606. Substantially all of the Company's revenue is generated from contracts with customers. Noninterest revenue streams in-scope of ASC 606 are discussed below.

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

Other Service Charges, Commissions and Fees

Other service charges, commissions and fees are primarily comprised of debit card income, ATM fees, merchant services income, investment services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company's debit and credit cards are processed through card payment networks. During the third quarter of the 2018, the Company entered into a renewal vendor contract and determined, based on an agent capacity, to retrospectively reclassify debit card expenses against debit card revenue creating a net presentation.  For the three months and nine months ended September 30, 2018 and 2017, the amounts reclassified were $274 thousand, $207 thousand, $711 thousand, and $579 thousand, respectively. These reclassifications had no impact on net income for the reporting periods. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Investment services income relates to commissions earned on brokered trades of investment securities. Other service charges include revenue from processing wire transfers, safe deposit box rentals, cashier's checks, and other services. The Company's performance obligation for other service charges, commission and fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Other Operating Income

Other operating income mainly consists of check sales to customers and fees charged for the early redemption of time deposits. Other operating income is largely transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is generally received immediately.

Note 2. Acquisitions

On April 1, 2018, the Company acquired Citizens. Under the terms of the merger agreement, Citizens stockholders received 0.1041 shares of the Company's common stock and $2.19 in cash for each share of Citizens common stock, resulting in the Company issuing 149,625 shares of the Company's common stock at a fair value of $3.9 million, for a total purchase price of $7.1 million.

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

	As Recorded by Citizens	Fair Value Adjustments	As Recorded by the Company
Consideration paid:
Cash			$3,164
Company common stock			3,947
Total purchase price			7,111

Identifiable assets acquired:
Cash and cash equivalents	$2,304	$-	$2,304
Securities available for sale	1,959	-	1,959
Restricted securities, at cost	278	-	278
Loans, net	42,824	(34)	42,790
Premises and equipment	1,070	450	1,520
Other real estate owned	237	(11)	226
Core deposit intangibles	-	440	440
Other assets	1,055	(126)	929
Total assets	$49,727	$719	$50,446

Identifiable liabilities assumed:
Deposits	$43,754	$246	$44,000
Other liabilities	324	-	324
Total liabilities	$44,078	$246	$44,324

Net assets acquired			$6,122
Preliminary goodwill			$989

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

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$1,031
Nonaccretable difference	(211)
Cash flows expected to be collected	820
Accretable yield	(110)
Fair value of loans acquired impaired loans	$710

The amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments related to the Citizens acquisition had the following impact on the Consolidated Statements of Income during the three and nine months ended September 30, 2018 (dollars in thousands). The acquisition occurred on April 1, 2018, therefore the comparative 2017 periods had no impact.

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Acquired performing loans	$52	$144
Acquired impaired loans	(2)	(1)
Certificate of deposit valuation	39	78
Amortization of core deposit intangible	(11)	(22)
Net impact to income before taxes	$78	$199

Note 3. Securities

Amortized costs and fair values of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2018
U.S. Treasury securities	$9,338	$-	$(74)	$9,264
Obligations of U.S. Government agencies	11,278	-	(240)	11,038
Obligations of state and political subdivisions	50,101	50	(1,121)	49,030
Mortgage-backed securities	71,090	-	(3,280)	67,810
Money market investments	1,205	-	-	1,205
Corporate bonds and other securities	3,950	10	(19)	3,941
Total	$146,962	$60	$(4,734)	$142,288

December 31, 2017
Obligations of U.S. Government agencies	$9,530	$27	$(122)	$9,435
Obligations of state and political subdivisions	64,413	489	(137)	64,765
Mortgage-backed securities	75,906	-	(1,610)	74,296
Money market investments	1,194	-	-	1,194
Corporate bonds and other securities	7,049	195	(10)	7,234
Other marketable equity securities	100	97	-	197
Total	$158,192	$808	$(1,879)	$157,121

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

The Company has not recorded impairment charges through income on securities for the three or nine months ended September 30, 2018 or the year ended December 31, 2017.

The following table summarizes net realized gains and losses on the sale of investment securities during the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Securities Available-for-sale
Realized gains on sales of securities	$-	$2	$131	$89
Realized losses on sales of securities	-	-	(11)	-
Net realized gain	$-	$2	$120	$89

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

September 30, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities Available-for-Sale
U.S. Treasury securities	$74	$9,264	$-	$-	$74	$9,264
Obligations of U.S. Government agencies	59	7,302	181	3,736	240	11,038
Obligations of state and political subdivisions	441	28,333	680	13,945	1,121	42,278
Mortgage-backed securities	35	2,362	3,245	65,448	3,280	67,810
Corporate bonds	6	2,644	13	287	19	2,931
Total securities available-for-sale	$615	$49,905	$4,119	$83,416	$4,734	$133,321

December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government agencies	$11	$3,189	$111	$3,089	$122	$6,278
Obligations of state and political subdivisions	32	11,141	105	10,999	137	22,140
Mortgage-backed securities	67	9,742	1,543	64,554	1,610	74,296
Corporate bonds	2	1,098	8	792	10	1,890
Total securities available-for-sale	$112	$25,170	$1,767	$79,434	$1,879	$104,604

The number of investments at an unrealized loss position as of September 30, 2018 and December 31, 2017 were 127 and 77, respectively. Certain investments within the Company's portfolio had unrealized losses for more than twelve months at September 30, 2018 and December 31, 2017, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2018 or December 31, 2017.

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

Note 4. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company's portfolio of loans held for investment as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$110,133	$101,021
Commercial	312,079	289,682
Construction	32,898	27,489
Second mortgages	17,874	17,918
Equity lines of credit	57,069	56,610
Total mortgage loans on real estate	530,053	492,720
Commercial and industrial loans	67,772	60,398
Consumer automobile loans	125,166	119,251
Other consumer loans	45,732	54,974
Other	10,712	11,197
Total loans, net of deferred fees (1)	779,435	738,540
Less: Allowance for loan losses	(10,231)	(9,448)
Loans, net of allowance and deferred fees and costs (1)	$769,204	$729,092

(1) Net deferred loan fees totaled $849 thousand and $916 thousand at September 30, 2018 and December 31, 2017, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $605 thousand and $424 thousand at September 30, 2018 and December 31, 2017, respectively.

Acquired Loans

The Company had no acquired loans as of December 31, 2017. The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheet as of September 30, 2018 are as follows:

September 30, 2018
(in thousands)
Outstanding principal balance	$36,369
Carrying amount	35,811

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned, as of September 30, 2018 are as follows:

September 30, 2018
(in thousands)
Outstanding principal balance	$679
Carrying amount	448

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, at September 30, 2018:

September 30, 2018
(in thousands)
Balance at January 1, 2018	$-
Additions from acquisition of Citizens	110
Accretion	(18)
Other changes, net	-
Balance at end of period	$92

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of September 30, 2018
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$108,270	$-	$1,863	$-	$110,133
Commercial	284,698	8,144	19,237	-	312,079
Construction	32,409	71	418	-	32,898
Second mortgages	17,535	-	339	-	17,874
Equity lines of credit	56,770	-	299	-	57,069
Total mortgage loans on real estate	499,682	8,215	22,156	-	530,053
Commercial and industrial loans	65,170	2,143	459	-	67,772
Consumer automobile loans	124,765	-	401	-	125,166
Other consumer loans	45,597	-	135	-	45,732
Other	10,712	-	-	-	10,712
Total	$745,926	$10,358	$23,151	$-	$779,435

Credit Quality Information
As of December 31, 2017
(in thousands)
	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$98,656	$-	$2,365	$-	$101,021
Commercial	264,275	10,526	14,881	-	289,682
Construction	26,694	74	721	-	27,489
Second mortgages	17,211	431	276	-	17,918
Equity lines of credit	56,318	-	292	-	56,610
Total mortgage loans on real estate	463,154	11,031	18,535	-	492,720
Commercial and industrial loans	58,091	1,469	838	-	60,398
Consumer automobile loans	119,211	-	40	-	119,251
Other consumer loans	54,926	-	48	-	54,974
Other	11,197	-	-	-	11,197
Total	$706,579	$12,500	$19,461	$-	$738,540

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

Age Analysis of Past Due Loans as of September 30, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Acquired Impaired	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$460	$655	$860	$347	$107,811	$110,133	$429
Commercial	445	710	4,707	101	306,116	312,079	149
Construction	-	-	418	-	32,480	32,898	-
Second mortgages	119	149	189	-	17,417	17,874	96
Equity lines of credit	790	91	1,011	-	55,177	57,069	962
Total mortgage loans on real estate	1,814	1,605	7,185	448	519,001	530,053	1,636
Commercial loans	214	600	559	-	66,399	67,772	419
Consumer automobile loans	1,221	196	52	-	123,697	125,166	51
Other consumer loans	778	886	2,198	-	41,870	45,732	2,198
Other	76	10	10	-	10,616	10,712	10
Total	$4,103	$3,297	$10,004	$448	$761,583	$779,435	$4,314

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the past due totals include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $3.9 million at September 30, 2018.

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

Although the portions of the student and small business loan portfolios that are 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student and small business loans in an amount ranging from 97% to 100% of the total principal and interest of the loans, management does not expect significant increases in delinquencies of these loans to have a material effect on the Company.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	September 30, 2018	December 31, 2017
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$1,283	$1,447
Commercial	10,498	9,468
Construction	418	721
Second mortgages	203	118
Equity lines of credit	299	292
Total mortgage loans on real estate	12,701	12,046
Commercial loans	308	836
Total	$13,009	$12,882

No acquired impaired loans were on nonaccrual status at September 30, 2018.

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Interest income that would have been recorded under original loan terms	$388	$311
Actual interest income recorded for the period	249	179
Reduction in interest income on nonaccrual loans	$139	$132

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

The following table presents TDRs during the periods indicated, by class of loan. There were no troubled debt restructurings in the three or nine months ended September 30, 2018 or the three months ended September 30, 2017.

Troubled Debt Restructurings by Class
For the Nine Months Ended September 30, 2017
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on September 30, 2017
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	1	$142	$142	$141
Commercial	2	3,663	3,663	3,653
Total	3	$3,805	$3,805	$3,794

Of the loans restructured in the nine months ended September 30, 2017 one was given a below-market rate for debt with similar risk characteristics and two were granted terms that the Company would not otherwise extend to borrowers with similar risk characteristics. At September 30, 2018 and December 31, 2017, the Company had no outstanding commitments to disburse additional funds on any TDR. At September 30, 2018 the Company had no loans secured by residential 1 - 4 family real estate that were in the process of foreclosure. At December 31, 2017, residential 1 - 4 family real estate loans totaling $77 thousand were in the process of foreclosure.

In the three and nine months ended September 30, 2018 and 2017, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of September 30, 2018				For the nine months ended September 30, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,139	$1,924	$93	$47	$2,123	$63
Commercial	15,099	12,921	607	113	14,471	403
Construction	511	418	93	19	718	6
Second mortgages	547	397	131	14	510	11
Equity lines of credit	300	49	250	22	324	1
Total mortgage loans on real estate	18,596	15,709	1,174	215	18,146	484
Commercial loans	396	80	228	14	493	6
Other consumer loans	45	-	-	-	58	1
Total	$19,037	$15,789	$1,402	$229	$18,697	$491

Impaired Loans by Class
	As of December 31, 2017				For the Year Ended December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,873	$2,499	$316	$52	$2,525	$90
Commercial	15,262	11,622	1,644	1	13,541	579
Construction	814	721	92	18	406	23
Second mortgages	473	318	135	14	464	20
Equity lines of credit	293	53	239	10	261	-
Total mortgage loans on real estate	19,715	15,213	2,426	95	17,197	712
Commercial loans	1,115	836	-	-	1,388	30
Other consumer loans	-	-	-	-	41	-
Total	$20,830	$16,049	$2,426	$95	$18,626	$742

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At September 30, 2018 and December 31, 2017 management used eight twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management's estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $10.2 million adequate to cover probable loan losses inherent in the loan portfolio at September 30, 2018.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Nine Months Ended September 30, 2018	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,889	$541	$5,217	$1,644	$157	$9,448
Charge-offs	(81)	-	(729)	(502)	(267)	(1,579)
Recoveries	136	-	127	189	61	513
Provision for loan losses	405	(401)	1,336	214	295	1,849
Ending balance	$2,349	$140	$5,951	$1,545	$246	$10,231
Ending balance individually evaluated for impairment	$14	$19	$196	$-	$-	$229
Ending balance collectively evaluated for impairment	2,335	121	5,755	1,545	246	10,002
Ending balance acquired impaired loans	-	-	-	-	-	-
Ending balance	$2,349	$140	$5,951	$1,545	$246	$10,231
Loan Balances:
Ending balance individually evaluated for impairment	$308	$511	$16,372	$-	$-	$17,191
Ending balance collectively evaluated for impairment	67,363	32,387	480,436	170,898	10,712	761,796
Ending balance acquired impaired loans	101	-	347	-	-	448
Ending balance	$67,772	$32,898	$497,155	$170,898	$10,712	$779,435

For the Year Ended December 31, 2017	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,493	$846	$5,267	$455	$184	$8,245
Charge-offs	(807)	-	(1,934)	(279)	(267)	(3,287)
Recoveries	37	104	45	56	88	330
Provision for loan losses	1,166	(409)	1,839	1,412	152	4,160
Ending balance	$1,889	$541	$5,217	$1,644	$157	$9,448
Ending balance individually evaluated for impairment	$-	$18	$77	$-	$-	$95
Ending balance collectively evaluated for impairment	1,889	523	5,140	1,644	157	9,353
Ending balance	$1,889	$541	$5,217	$1,644	$157	$9,448
Loan Balances:
Ending balance individually evaluated for impairment	$836	$813	$16,826	$-	$-	$18,475
Ending balance collectively evaluated for impairment	59,562	26,676	448,405	174,225	11,197	720,065
Ending balance	$60,398	$27,489	$465,231	$174,225	$11,197	$738,540

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

Note 5. Low-Income Housing Tax Credits

The Company was invested in 4 separate housing equity funds at both September 30, 2018 and December 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.3 million and $3.5 million at September 30, 2018 and December 31, 2017, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2018 are $494 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $248 thousand at September 30, 2018 and $1.1 million at December 31, 2017, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	Affected Line Item on Consolidated Statements of Income
	(in thousands)
Tax credits and other tax benefits
Amortization of operating losses	$80	$77	$240	$255	Other operating expenses
Tax benefit of operating losses*	17	26	50	87	Income tax expense (benefit)

Tax credits	137	113	384	346	Income tax expense (benefit)

Total tax benefits	$154	$139	$434	$433

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At September 30, 2018 and December 31, 2017 the remaining credit available from these lines totaled $55.0 million and $45.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $248.0 million and $217.0 as of September 30, 2018 and December 31, 2017, respectively.

SHORT-TERM BORROWINGS
The following table presents total short-term borrowings as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Federal funds purchased	$-	$10,000
Overnight repurchase agreements	18,116	20,693
FHLB advances	23,000	47,500
Total short-term borrowings	$41,116	$78,193

Maximum month-end outstanding balance	$99,898	$79,819
Average outstanding balance during the period	$72,371	$53,165
Average interest rate (year-to-date)	1.11%	0.72%
Average interest rate at end of period	1.32%	1.27%

LONG-TERM BORROWINGS
The Company had long-term FHLB advances totaling $37.0 million outstanding at September 30, 2018 and $20.0 million outstanding at December 31, 2017. Scheduled maturity dates of the advances at September 30, 2018 range from February 28, 2019 to August 27, 2021, and the interest rates range from 1.54% to 2.89%.

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At September 30, 2018 the outstanding balance was $2.9 million, and the then-current interest rate was 4.58%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at September 30, 2018.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)

Commitments to extend credit:
Home equity lines of credit	$71,545	$56,486
Commercial real estate, construction and development loans committed but not funded	33,166	19,526
Other lines of credit (principally commercial)	88,797	68,101
Total	$193,508	$144,113

Letters of credit	$3,831	$3,331

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of September 30, 2018 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the nine months ended September 30, 2018 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2018	2,245	$33.60
Issued	11,444	26.32
Vested	-	-
Forfeited	-	-
Nonvested, September 30, 2018	13,689	$27.51

The weighted average period over which nonvested awards are expected to be recognized is 1.50 years.

The fair value of restricted stock granted during the nine months ended September 30, 2018 was $301 thousand.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $257 thousand as of September 30, 2018.

Stock-based compensation expense was $50 thousand and $103 thousand for the three and nine months ended September 30, 2018, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2017 was $9 thousand.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and was set at 5% for 2017 and for the first nine months of 2018.

2,644 shares were purchased under the ESPP during the nine months ended September 30, 2018. At September 30, 2018, the Company had 242,809 remaining shares reserved for issuance under this plan.

Note 9. Stockholders' Equity and Earnings per Share

STOCKHOLDERS' EQUITY – Accumulated Other Comprehensive Loss

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	Affected Line Item on Consolidated Statements of Income
	(in thousands)
Available-for-sale securities
Realized gains on sales of securities	$-	$2	$120	$89	Gain on sale of securities, net
Tax effect	-	-	25	30	Income tax expense (benefit)
	$-	$2	$95	$59

The following tables present the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Three Months Ended September 30, 2018
Balance at beginning of period	$(2,889)	$-	$(2,889)
Net other comprehensive loss	(803)	$-	(803)
Balance at end of period	$(3,692)	$-	$(3,692)

Three Months Ended September 30, 2017
Balance at beginning of period	$(275)	$(2,469)	$(2,744)
Net other comprehensive income	57	-	57
Balance at end of period	$(218)	$(2,469)	$(2,687)

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)

Nine Months Ended September 30, 2018
Balance at beginning of period	$(707)	$-	$(707)
Net other comprehensive loss	(2,769)	-	(2,769)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI	(139)	-	(139)
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	(77)	-	(77)
Balance at end of period	$(3,692)	$-	$(3,692)

Nine Months Ended September 30, 2017
Balance at beginning of period	$(1,739)	$(2,469)	$(4,208)
Net other comprehensive income	1,521	-	1,521
Balance at end of period	$(218)	$(2,469)	$(2,687)

The following tables present the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended September 30, 2018
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,017)	$(214)	$(803)
Reclassification adjustment for gains recognized in income	-	-	-

Total change in accumulated other comprehensive loss, net	$(1,017)	$(214)	$(803)

	Three Months Ended September 30, 2017
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$89	$30	$59
Reclassification adjustment for gains recognized in income	(2)	-	(2)

Total change in accumulated other comprehensive loss, net	$87	$30	$57

	Nine Months Ended September 30, 2018
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,385)	$(711)	$(2,674)
Reclassification adjustment for gains recognized in income	(120)	(25)	(95)

Total change in accumulated other comprehensive loss, net	$(3,505)	$(736)	$(2,769)

	Nine Months Ended September 30, 2017
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,394	$814	$1,580
Reclassification adjustment for gains recognized in income	(89)	(30)	(59)

Total change in accumulated other comprehensive loss, net	$2,305	$784	$1,521

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to outstanding stock options.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2018 and 2017:

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Three Months Ended September 30, 2018
Net income, basic	$1,597	5,182	$0.31
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,597	5,182	$0.31

Three Months Ended September 30, 2017
Net income, basic	$757	4,994	$0.15
Potentially dilutive common shares - stock options	-	10	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$757	5,004	$0.15

Nine Months Ended September 30, 2018
Net income, basic	$3,531	5,127	$0.69
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,531	5,127	$0.69

Nine Months Ended September 30, 2017
Net income, basic	$2,860	4,985	$0.57
Potentially dilutive common shares - stock options	-	12	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,860	4,997	$0.57

The Company had no antidilutive shares outstanding in the nine months ended September 30, 2018 and 2017. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2018 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$9,264	$-	$9,264	$-
Obligations of U.S. Government agencies	11,038	-	11,038	-
Obligations of state and political subdivisions	49,030	-	49,030	-
Mortgage-backed securities	67,810	-	67,810	-
Money market investments	1,205	-	1,205	-
Corporate bonds	3,941	-	3,941	-
Total available-for-sale securities	$142,288	$-	$142,288	$-

		Fair Value Measurements at December 31, 2017 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$9,435	$-	$9,435	$-
Obligations of state and political subdivisions	64,765	-	64,765	-
Mortgage-backed securities	74,296	-	74,296	-
Money market investments	1,194	-	1,194	-
Corporate bonds	7,234	-	7,234	-
Other marketable equity securities	197	-	197	-
Total available-for-sale securities	$157,121	$-	$157,121	$-

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

		Carrying Value at September 30, 2018 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$45	$-	$-	$45
Commercial	326	-	-	326
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total	$674	$-	$-	$674

Loans
Loans held for sale	$1,033	$-	$1,033	$-

Other real estate owned
Commercial real estate	$-	$-	$-	$-
Construction	133	-	-	133
Total	$133	$-	$-	$133

		Carrying Value at December 31, 2017 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$264	$-	$-	$264
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total	$567	$-	$-	$567

Loans
Loans held for sale	$779	$-	$779	$-

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at September 30, 2018 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$45	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$326	Market comparables	Selling costs	7.73%
			Liquidation discount	7.64%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	0.00% - 7.25% (6.70%)
			Liquidation discount	0.00% - 4.00% (3.70%)

Other real estate owned
Construction	$133	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2017 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$264	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (2.91%)
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2018 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$28,619	$28,619	$-	$-
Securities available-for-sale	142,288	-	142,288	-
Restricted securities	3,869	-	3,869	-
Loans held for sale	1,033	-	1,033	-
Loans, net of allowances for loan losses *	769,204	-	-	747,054
Bank-owned life insurance	26,567	-	26,567	-
Accrued interest receivable	3,096	-	3,096	-

Liabilities
Deposits	$841,311	$-	$843,118	$-
Overnight repurchase agreements	18,116	-	18,116	-
Federal Home Loan Bank advances	60,000	-	59,732	-
Accrued interest payable	550	-	550	-

		Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$14,412	$14,412	$-	$-
Securities available-for-sale	157,121	-	157,121	-
Restricted securities	3,846	-	3,846	-
Loans held for sale	779	-	779	-
Loans, net of allowances for loan losses *	729,092	-	-	722,464
Bank-owned life insurance	25,981	-	25,981	-
Accrued interest receivable	3,254	-	3,254	-

Liabilities
Deposits	$783,594	$-	$782,539	$-
Federal funds purchased	10,000	-	10,000	-
Overnight repurchase agreements	20,693	-	20,693	-
Federal Home Loan Bank advances	67,500	-	67,329	-
Accrued interest payable	360	-	360	-

* In accordance with the adoption of ASU 2016-01, the fair values of loans held for investment and time deposits as of September 30, 2018 were measured using an exit price notion. The fair values of loans held for investment and time deposits as of December 31, 2017 were measured using an entry price notion.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended September 30, 2018
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$9,788	$26	$1,767	$(1,767)	$9,814
Income from fiduciary activities	-	904	-	-	904
Other income	2,258	226	50	(65)	2,469
Total operating income	12,046	1,156	1,817	(1,832)	13,187

Expenses
Interest expense	1,265	-	34	-	1,299
Provision for loan losses	749	-	-	-	749
Salaries and employee benefits	4,754	747	107	-	5,608
Other expenses	3,485	287	112	(65)	3,819
Total operating expenses	10,253	1,034	253	(65)	11,475

Income before taxes	1,793	122	1,564	(1,767)	1,712

Income tax expense (benefit)	122	26	(33)	-	115

Net income	$1,671	$96	$1,597	$(1,767)	$1,597

Capital expenditures	$123	$(1)	$-	$-	$122

Total assets	$1,019,780	$6,084	$102,459	$(102,883)	$1,025,440

	Three Months Ended September 30, 2017
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$8,550	$18	$898	$(898)	$8,568
Income from fiduciary activities	-	903	-	-	903
Other income	2,068	198	50	(65)	2,251
Total operating income	10,618	1,119	948	(963)	11,722

Expenses
Interest expense	837	-	-	-	837
Provision for loan losses	1,275	-	-	-	1,275
Salaries and employee benefits	4,343	657	104	-	5,104
Other expenses	3,457	253	160	(65)	3,805
Total operating expenses	9,912	910	264	(65)	11,021

Income before taxes	706	209	684	(898)	701

Income tax expense (benefit)	(55)	72	(73)	-	(56)

Net income	$761	$137	$757	$(898)	$757

Capital expenditures	$60	$6	$-	$-	$66

Total assets	$948,377	$6,141	$97,645	$(97,666)	$954,497

	Nine Months Ended September 30, 2018
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$28,136	$69	$4,578	$(4,576)	$28,207
Income from fiduciary activities	-	2,803	-	-	2,803
Other income	6,404	748	180	(196)	7,136
Total operating income	34,540	3,620	4,758	(4,772)	38,146

Expenses
Interest expense	3,455	-	66	-	3,521
Provision for loan losses	1,849	-	-	-	1,849
Salaries and employee benefits	14,455	2,242	323	-	17,020
Other expenses	10,470	822	945	(196)	12,041
Total operating expenses	30,229	3,064	1,334	(196)	34,431

Income before taxes	4,311	556	3,424	(4,576)	3,715

Income tax expense (benefit)	173	118	(107)	-	184

Net income	$4,138	$438	$3,531	$(4,576)	$3,531

Capital expenditures	$439	$-	$-	$-	$439

Total assets	$1,019,780	$6,084	$102,459	$(102,883)	$1,025,440

	Nine Months Ended September 30, 2017
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$24,300	$52	$3,251	$(3,249)	$24,354
Income from fiduciary activities	-	2,820	-	-	2,820
Other income	6,554	708	150	(196)	7,216
Total operating income	30,854	3,580	3,401	(3,445)	34,390

Expenses
Interest expense	2,097	-	-	1	2,098
Provision for loan losses	2,925	-	-	-	2,925
Salaries and employee benefits	13,252	2,068	330	-	15,650
Other expenses	9,881	766	412	(196)	10,863
Total operating expenses	28,155	2,834	742	(195)	31,536

Income before taxes	2,699	746	2,659	(3,250)	2,854

Income tax expense (benefit)	(60)	255	(201)	-	(6)

Net income	$2,759	$491	$2,860	$(3,250)	$2,860

Capital expenditures	$504	$6	$-	$-	$510

Total assets	$948,377	$6,141	$97,645	$(97,666)	$954,497

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company's Annual Report on Form 10-K and management's discussion and analysis for the year ended December 31, 2017. Highlighted in the discussion are material changes from prior reporting periods and any identifiable trends affecting the Company. Results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: the possibility that any of the anticipated benefits of the acquisition of Citizens will not be realized or will not be realized within the expected time period; expected revenue synergies and cost savings from the acquisition of Citizens may not be fully realized or realized within the expected timeframe; revenues following the acquisition of Citizens may be lower than expected; customer and employee relationships and business operations may be disrupted by the acquisition of Citizens. Other factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates and yields; general economic and business conditions, including unemployment levels; demand for loan products; the performance of the Company's dealer lending program; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board and any changes associated with the current administration; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the U.S. government's guarantee of repayment of student or small business loans purchased by the Company; the level of net charge-offs on loans; deposit flows; competition; demand for financial services in the Company's market area; implementation of new technologies; the Company's ability to develop and maintain secure and reliable electronic systems; any interruption or breach of security in the Company's information systems or those of the Company's third party vendors or other service providers; reliance on third parties for key services; the use of inaccurate assumptions in management's modeling systems; technological risks and developments and cyber-attacks, threats and events; the real estate market; accounting principles, policies and guidelines; and other factors detailed in the Company's publicly filed documents, including the Company's 2017 Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of date of the report.

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

On April 1, 2018, the Company acquired Citizens National Bank (Citizens). Under the terms of the merger agreement, Citizens stockholders received 0.1041 shares of Company stock and $2.19 in cash for each share of Citizens stock. Systems integration was completed in May 2018.

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

Executive Overview
The Company's net income for the quarter ended September 30, 2018 was $1.6 million, or $0.31 per diluted share, which compares to net income of $757 thousand, or $0.15 per diluted share, for the third quarter of 2017. This increase was principally attributable to higher average loan balances and lower provision for loan losses, as evidenced by the $1.3 million increase period over period in net interest income after the provision for loan losses.

For the nine months ended September 30, 2018 net income was $3.5 million, or $0.69 per diluted share. This compares to net income of $2.9 million, or $0.57 per diluted share, for the first nine months of 2017. This increase was primarily attributable to year over year increases in net interest income after the provision for loan losses of $3.5 million offset by a $2.5 million increase in noninterest expense.

Highlights are as follows:

·	Net interest income after provision for loan losses for the three and nine months ended September 30, 2018 increased 20.3% and 18.1%, respectively, from the same periods of 2017.

·
Annualized return on average assets for the third quarter of 2018 was 0.62% compared to 0.32% for the third quarter of 2017. Annualized return on average assets for the nine months ended September 30, 2018 was 0.46% compared to 0.41% for the first nine months of 2017.

·
The net interest margin for the third quarter of 2018 was 3.67% compared to 3.68% for the same period of 2017. The net interest margin for the nine months ended September 30, 2018 was 3.60% compared to 3.67% during the first nine months of 2017.

·	Non-performing assets as a percentage of total assets increased to 1.70% at September 30, 2018 from 1.64% at December 31, 2017.

·
Total assets increased to $1.0 billion, representing growth of $43.6 million, or 5.1%, from December 31, 2017 and $72.9 million, or 7.7%, from September 30, 2017, reflecting the acquisition of Citizens.

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

For the third quarter of 2018, net interest income was $8.5 million, an increase of $784 thousand or 10.1% from the third quarter of 2017. Net interest income, on a fully tax-equivalent basis, for the third quarter of 2018, was $8.6 million, an increase of 8.1% from the third quarter of 2017. Both increases were primarily due to higher interest and fees on loans resulting from growth in average loan balances. Average loans increased $82.4 million, or 11.9%, from the third quarter of 2017. The increase was due to both the acquisition of Citizens and organic growth. The average loan yield for the quarter increased by 15 basis points compared to the same period of 2017. The average tax-equivalent yield on earning assets for the third quarter of 2018 was 4.23% compared to 4.06% for the third quarter of 2017. The average rate on interest-bearing liabilities for the quarter ended September 30, 2018 was 0.76%, up from 0.53% for the same period of 2017. Higher deposit and borrowing rates as well as increases in average time deposit and FHLB advance balances relative to lower cost deposits are responsible for this increase. The tax-equivalent net interest margin for the third quarter of 2018 was 3.67%, down slightly from 3.68% in the third quarter of 2017.

For the nine months ended September 30, 2018, net interest income was $24.7 million, an increase of $2.4 million or 10.9% compared to the prior year period. Net interest income, on a fully tax-equivalent basis, was $25.0 million for the nine months ended September 30, 2018, compared to $23.0 million for the nine months ended September 30, 2017, an increase of 8.7%. As in the quarterly comparison, the increases were driven principally by higher average loan balances primarily due to organic growth. Average outstanding loans for the nine months ended September 30, 2018 increased $109.8 million, or 16.7%, compared to the first nine months of 2017. The average tax-equivalent yield increased to 4.11% compared to 4.00% for the first nine months of 2017. Higher rates on deposits and borrowings as well as an increased reliance on borrowings relative to last year lead to an increase of 22 basis points in the average rate on interest-bearing liabilities when comparing the first nine months of 2018 to 2017. The tax-equivalent net interest margin for the first nine months of 2018 was 3.60% compared to 3.67% for the same period of 2017.

The following tables show analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the quarter ended September 30,
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$777,179	$8,880	4.57%	$694,783	$7,673	4.42%
Investment securities:
Taxable	94,674	510	2.15%	101,612	487	1.92%
Tax-exempt*	47,458	368	3.10%	64,662	584	3.61%
Total investment securities	142,132	878	2.47%	166,274	1,071	2.58%
Interest-bearing due from banks	13,389	68	2.03%	1,093	4	1.46%
Federal funds sold	950	5	2.11%	457	1	0.88%
Other investments	3,869	75	7.75%	3,132	49	6.26%
Total earning assets	937,519	$9,906	4.23%	865,739	$8,798	4.06%
Allowance for loan losses	(10,184)			(9,128)
Other non-earning assets	103,231			97,420
Total assets	$1,030,566			$954,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$28,001	$2	0.03%	$27,705	$2	0.03%
Money market deposit accounts	243,556	140	0.23%	231,785	90	0.16%
Savings accounts	88,345	22	0.10%	84,220	11	0.05%
Time deposits	235,443	774	1.31%	207,491	560	1.08%
Total time and savings deposits	595,345	938	0.63%	551,201	663	0.48%
Federal funds purchased, repurchase agreements and other borrowings	32,800	41	0.50%	27,046	13	0.19%
Federal Home Loan Bank advances	60,000	320	2.13%	50,707	161	1.27%
Total interest-bearing liabilities	688,145	1,299	0.76%	628,954	837	0.53%
Demand deposits	238,592			222,429
Other liabilities	3,382			5,006
Stockholders' equity	100,447			97,642
Total liabilities and stockholders' equity	$1,030,566			$954,031
Net interest margin		$8,607	3.67%		$7,961	3.68%

*Computed on a fully tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017; the tax-equivalent adjustment to interest income was $92 thousand and $230 thousand for the three months ended September 30, 2018 and 2017, respectively.

**Annualized

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the nine months ended September 30,
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$767,101	$25,492	4.43%	$657,310	$21,627	4.39%
Investment securities:
Taxable	94,907	1,503	2.11%	104,059	1,474	1.89%
Tax-exempt*	51,717	1,186	3.06%	69,274	1,867	3.59%
Total investment securities	146,624	2,689	2.45%	173,333	3,341	2.57%
Interest-bearing due from banks	6,481	94	1.93%	1,502	12	1.07%
Federal funds sold	1,164	15	1.72%	1,096	6	0.73%
Other investments	4,160	210	6.73%	2,075	98	6.30%
Total earning assets	925,530	$28,500	4.11%	835,316	$25,084	4.00%
Allowance for loan losses	(10,052)			(8,851)
Other non-earning assets	98,819			102,726
Total assets	$1,014,297			$929,191

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$28,159	$8	0.04%	$28,121	$7	0.03%
Money market deposit accounts	238,520	347	0.19%	234,446	202	0.11%
Savings accounts	87,596	54	0.08%	82,160	31	0.05%
Time deposits	227,914	2,088	1.22%	206,150	1,599	1.03%
Total time and savings deposits	582,189	2,497	0.57%	550,877	1,839	0.45%
Federal funds purchased, repurchase agreements and other borrowings	30,442	93	0.41%	24,684	26	0.14%
Federal Home Loan Bank advances	68,223	931	1.82%	25,879	233	1.20%
Total interest-bearing liabilities	680,854	3,521	0.69%	601,440	2,098	0.47%
Demand deposits	231,916			226,103
Other liabilities	3,243			5,477
Stockholders' equity	98,284			96,171
Total liabilities and stockholders' equity	$1,014,297			$929,191
Net interest margin		$24,979	3.60%		$22,986	3.67%

*Computed on a fully tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017; the tax-equivalent adjustment to interest income was $293 thousand and $730 thousand for the nine months ended September 30, 2018 and 2017, respectively.

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

The provision for loan losses was $1.8 million in the first nine months of 2018, compared to $2.9 million in the first nine months of 2017. For the three months ended September 30, 2018 and 2017, the Company recorded $749 thousand and $1.3 million, respectively.

The decline in the provision for loan losses for the three and nine months ended September 30, 2018 versus the same periods in 2017 was largely due to a decline in net loan growth, exclusive of the loans acquired in the Citizens acquisition. The loans acquired from Citizens were recorded at fair value at the acquisition date without carrying over the associated allowance for loan losses previously established by Citizens. Impacts of the decline in organic loan growth were offset by increases in specific reserves.

Net loans charged off as a percent of average loans on an annualized basis were 0.19% for the first nine months of 2018, or $1.4 million, compared to 0.42%, or $2.2 million, in the first nine months of 2017. In the three months ended September 30, 2018 and 2017, net loans charged off as a percent of total loans on an annualized basis were 0.24% and 0.59%, respectively.

Noninterest Income
Noninterest income was $3.4 million and $9.9 million, respectively, in the three and nine months ended September 30, 2018, an increase of $219 thousand or 6.9% from the third quarter of 2017 and a decrease $97 thousand or 1.0% from the nine months ended September 30, 2017. The declines between the 2017 and 2018 nine-month periods resulted primarily from a nonrecurring gain of $550 thousand associated with the acquisition in the second quarter of 2017 of the outstanding interest in Old Point Mortgage, LLC.

Service charges on deposit accounts increased $94 thousand, or 9.4%, when comparing the third quarters of 2018 and 2017 and increased $199 thousand, or 7.0%, when comparing the nine months ended September 30, 2018 and 2017. Other service charges, commission, and fees increased $30 thousand, or 3.6%, when comparing the third quarters of 2018 and 2017 and increased $106 thousand, or 4.1%, when comparing the first nine months of 2018 and 2017, which was partially offset by lower fiduciary and asset management fees. Gains on sales of securities were $120 thousand and $89 thousand for the nine months ended September 30, 2018 and 2017, respectively, and $2 thousand for the three months ended September 30, 2017 with no gain or loss activity for the comparable 2018 period.

Noninterest Expense
Noninterest expense increased $2.5 million or 9.6% when comparing the nine months ended September 30, 2018 to the same period in 2017 and increased $518 thousand or 5.8% when comparing the third quarters of 2018 and 2017. Both the linked quarter and year ago quarter increases were mostly due to higher salaries and employee benefits associated with normal market driven adjustments, but also included the addition of salaries and related severance payments associated with the acquisitions of Citizens and OPM, non-recurring merger expenses, and losses on OREO.

Merger expenses totaled $48 thousand for the third quarter of 2018 and $644 thousand for the first nine months of 2018. There were no merger expenses for the comparative periods.

Total salaries and benefits costs increased $504 thousand, or 9.9%, when comparing the third quarters of 2018 and 2017 and increased $1.4 million, or 8.8%, when comparing the first nine months of 2018 and 2017. Data processing expenses increased $51 thousand, or 19.2%, in the third quarter of 2018 relative to the third quarter of 2017 and increased $244 thousand, or 32.6%, in the nine months ended September 30, 2018 compared to the same period in 2017. Several factors lead to these increases including the Citizens acquisition and increased processing expenses for debit cards and electronic banking services. FDIC insurance expense was also significantly elevated for the three and nine months ended September 30, 2018, increasing $32 thousand, or 25.0%, and $215 thousand, or 66.8%, respectively. Trailing twelve month earnings are a significant factor in the insurance premium calculation, so the substantial net loss recorded by the Company in the fourth quarter of 2017 resulting from the termination of the pension plan and the deferred tax asset write-down precipitated by the Tax Cuts and Jobs Act increased the premium considerably.

The Company's income tax expense for the third quarter and first nine months of 2018 increased $171 thousand and $190 thousand, respectively, when compared to the same periods in 2017. In addition to overall higher net income, the increases were due to non-deductible merger expenses and lower income from tax-exempt sources outweighing the benefit of a lower statutory federal income tax rate. The Company's effective tax rate remains low due to its investments in tax-exempt securities and bank-owned life insurance and its receipt of federal income tax credits for its investment in certain housing projects. The effective federal income tax rates for the three and nine months ended September 30, 2018 were 6.72% and 4.95%, respectively; the effective tax rates for the three and nine months ended September 30, 2017 were (7.99)% and (0.21)%, respectively.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2017 and September 30, 2018.

Total assets as of September 30, 2018 were $1.0 billion, an increase of $43.6 million or 4.4%. The acquisition of Citizens is responsible for substantially all of the year-to-date growth. The fair value of assets acquired was $50.4 million as of the date of acquisition. Net loans held for investment increased $40.1 million, or 5.5%. Excluding the $42.8 million fair value of acquired loans at the date of acquisition loans held for investment declined modestly. The Company sold an $8.8 million pool of consumer automobile loans during the first quarter and has experienced accelerated payoffs in recent months. Cash and cash equivalents increased $14.2 million, or 98.6%, and securities available-for-sale declined $14.8 million, or 9.4%.

Total deposits increased $57.7 million, or 7.4%, to $841.3 million at September 30, 2018. This includes the addition of deposits from the acquisition of Citizens, the fair value of which was $44.0 million at the date of acquisition. Noninterest-bearing deposits increased $14.8 million, or 6.6%, savings deposits increased $22.0 million, or 6.4%, and time deposits increased $20.9 million, or 9.8%. Total borrowings decreased $17.2 million, or 17.5%.

Average assets for the first nine months of 2018 were $1.0 billion compared to $929.2 million for the first nine months of 2017, an increase of 9.2%. Comparing the first nine months of 2018 to the first nine months of 2017, average loans grew $109.8 million, and average investment securities declined $26.7 million. Total average deposits increased $37.1 million, and average borrowings increased $48.1 million.

The Company's holdings of "Alt-A" type mortgage loans such as adjustable rate and nontraditional type loans were inconsequential, amounting to less than 1.0% of the Company's loan portfolio as of September 30, 2018.

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

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company's internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of September 30, 2018, the Bank's unpledged, available-for-sale securities totaled $70.2 million. The Company's primary external source of liquidity is advances from the FHLB.

A major source of the Company's liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the third quarter of 2018, the Company had $87.0 million in additional FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the third quarter of 2018, the Company had $55.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company's consolidated statements of cash flows, net cash provided by operating activities was $7.4 million, net cash provided by investing activities was $11.8 million and net cash used in financing activities was $5.1 million for the nine months ended September 30, 2018. Combined, this contributed to a $14.2 million increase in cash and cash equivalents for the nine months ended September 30, 2018.

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

The majority of the loans past due 90 days or more and accruing interest are small business or student loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. When a loan changes from "past due 90 days or more and accruing interest" status to "nonaccrual" status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to the allowance for loan losses to cover the anticipated deficiency, based on information available to management at that time.

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

The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	September 30,	December 31,	Increase
	2018	2017	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$308	$836	$(528)
Real estate-construction	418	722	(304)
Real estate-mortgage (1)	12,283	11,324	959
Total nonaccrual loans	$13,009	$12,882	$127

Loans past due 90 days or more and accruing interest
Commercial	$419	$471	$(52)
Real estate-mortgage (1)	1,636	306	1,330
Consumer loans (2)	2,249	2,401	(152)
Other	10	4	6
Total loans past due 90 days or more and accruing interest	$4,314	$3,182	$1,132

Restructured loans
Commercial	$80	$98	$(18)
Real estate-construction	93	92	1
Real estate-mortgage (1)	12,197	14,781	(2,584)
Total restructured loans	$12,370	$14,971	$(2,601)
Less nonaccrual restructured loans (included above)	8,121	8,561	(440)
Less restructured loans currently in compliance (3)	4,249	6,410	(2,161)
Net nonperforming, accruing restructured loans	$-	$-	$-

Nonperforming loans	$17,323	$16,064	$1,259

Other real estate owned
Real estate-construction	$133	$-	$133
Nonfarm nonresidential properties	-	-	-
Total other real estate owned	$133	$-	$133

Total nonperforming assets	$17,456	$16,064	$1,392

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $2.0 million at September 30, 2018 and $2.3 million at December 31, 2017.

(3) As of September 30, 2018 and December 31, 2017, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2018 were $17.5 million, $1.4 million higher than nonperforming assets as of December 31, 2017. Nonaccrual loans increased $127 thousand when comparing the balances as of September 30, 2018 to December 31, 2017. See Note 4 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at September 30, 2018 was related to a few large credit relationships. Of the $13.0 million of nonaccrual loans at September 30, 2018, $10.4 million, or approximately 78.8%, was comprised of four credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Loans past due 90 days or more and accruing interest increased $1.1 million. As of September 30, 2018, $2.4 million of the $4.3 million of loans past due 90 days or more and accruing interest were government-guaranteed small business and student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these loans in an amount ranging from 97% to 100% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Total restructured loans decreased by $2.6 million from December 31, 2017 to September 30, 2018 primarily due to paydowns and charge-offs. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

The Company acquired one OREO property in the first quarter of 2018 through a real estate foreclosure and two properties in the second quarter of 2018 through the Citizens acquisition; however, only one of the three properties remained as of September 30, 2018.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral's value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2018 and December 31, 2017, the impaired loan component of the allowance for loan losses was $229 thousand and $95 thousand, respectively.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes.

Historical loss is the final component of the allowance for loan losses and is calculated based on the migration of loans from performing to charge-off over a period of time that management deems appropriate to provide a reasonable estimate of losses inherent in the loan portfolio. For the last five quarterly calculations including the September 30, 2018 calculation, the historical loss was based on eight migration periods of twelve quarters each.

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

On a combined basis, the historical loss and qualitative factor components amounted to $10.0 million as of September 30, 2018 and $9.4 million at December 31, 2017.

The allowance for loan losses was 1.31% of total loans on September 30, 2018 and 1.28% on December 31, 2017. As of September 30, 2018, the allowance for loan losses was 59.1% of nonperforming loans and 58.6% of nonperforming assets; this compares to 58.8% of both nonperforming loans and nonperforming assets as of December 31, 2017. Management believes it has provided an adequate reserve for nonperforming loans at September 30, 2018.

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
Acquired performing loans are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the acquired performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the effective interest method is used. The adequacy of the remaining discount as compared to the reserve that would be required under the Company's allowance for loan loss methodology is evaluated quarterly. Should the methodology reserve exceed the remaining discount, additional provision would be recognized.

Capital Resources
Total stockholders' equity as of September 30, 2018 was $99.6 million, an increase of $3.2 million or 3.3% from $96.4 million at December 31, 2017. The increase was the result of the issuance of common stock related to the Citizens acquisition and increased retained earnings offsetting an increase in the net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive loss on the consolidated balance sheets. The increase in the unrealized loss position was driven by increases in market rates during the quarter.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA), enacted in May 2018, contains a variety of provisions that will affect regulations applicable to the Company and the Bank. Certain provisions of the EGRRCPA were effective immediately, while others depend upon future rulemaking by federal banking regulatory agencies. The EGRRCPA required action by the Federal Reserve Board to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the Federal Reserve Board issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. Comments on the interim final rule closed on October 29, 2018.

The following is a summary of the Company's capital ratios at September 30, 2018 and December 31, 2017. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2018 Regulatory Minimums	September 30, 2018	2017 Regulatory Minimums	December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.50%	11.37%	4.50%	11.18%
Tier 1 Capital to Risk-Weighted Assets	6.00%	11.37%	6.00%	11.18%
Tier 1 Leverage to Average Assets	4.00%	9.84%	4.00%	9.98%
Total Capital to Risk-Weighted Assets	8.00%	12.53%	8.00%	12.28%
Capital Conservation Buffer	1.88%	4.53%	1.25%	4.28%
Risk-Weighted Assets (in thousands)		$890,740		$863,187

Book value per share was $19.26 at September 30, 2018 as compared to $19.50 at September 30, 2017. Cash dividends were $1.7 million or $0.33 per share in the first nine months of 2018 and $1.6 million or $0.33 per share in the first nine months of 2017.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

The Company obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At September 30, 2018 the outstanding balance was $2.9 million, and the then-current interest rate was 4.48%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at September 30, 2018.

Other than the loan discussed immediately above, as of September 30, 2018, there have been no material changes outside the ordinary course of business in the Company's contractual obligations disclosed in the Company's 2017 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2018, there were no material changes in the Company's off-balance sheet arrangements disclosed in the Company's 2017 Annual Report on Form 10-K.

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

When the Company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets (depending on the optionality or prepayment speeds of the assets). Conversely, if interest rates rise, net interest income should decline. When the Company is asset sensitive, net interest income should improve if interest rates rise and fall if rates fall. The rate change model assumes that these changes will occur gradually over the course of a year. The earnings simulation results for the September 30, 2018 calculation indicate a moderately asset-sensitive position. The results for the September 30, 2017 calculation are seemingly incongruous, as net interest income was projected to decrease with both rising and falling rates. This was a result of the persistent low-rate environment. Rates on certain deposits and other funding liabilities could not realistically decrease materially, so they were more sensitive to rising rates than falling rates.

The table below shows the Company's interest rate sensitivity for the periods and rate scenarios presented (dollars in thousands):

	Change In Net Interest Income
	As of September 30,
	2018		2017
Change in interest Rates	%	$	%	$
+300 basis points	1.62%	574	(0.29)%	(92)
+200 basis points	1.15%	407	(0.08)%	(26)
+100 basis points	0.59%	208	0.10%	30
Unchanged	0.00%	-	0.00%	-
-50 basis points	(0.44)%	(156)	(0.77)%	(242)
-100 basis points	(1.17)%	(414)	(1.52)%	(478)

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company's internal control over financial reporting occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2017 Annual Report on Form 10-K and quarterly report on Form 10-Q for the period ended September 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company's equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company's common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended September 30, 2018, the Company did not repurchase any shares related to the exercise of awards.

During the three months ended September 30, 2018, the Company did not repurchase any shares pursuant to the Company's stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year.

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

101
The following materials from Old Point Financial Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2018), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 8, 2018	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 8, 2018	/s/Jeffrey W. Farrar
Jeffrey W. Farrar
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)