Form 10-K
period 2018-12-31
OLD POINT FINANCIAL CORP
filed 2019-03-18
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
_______________
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2018 was $109,738,216 based on the closing sales price on the NASDAQ Capital Market of $28.86.

There were 5,185,151 shares of common stock outstanding as of March 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 28, 2019, are incorporated by reference in Part III of this report.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2018, the Bank had 19 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2018, the Company had assets of $1,038.2 million, gross loans of $774.0 million, deposits of $843.1 million, and stockholders' equity of $102.0 million. At year-end, the Company and its subsidiaries had a total of 301 employees, 16 of whom were part-time.

STRATEGIC ACQUISITION

On April 1, 2018, the Company acquired Citizens National Bank (Citizens). Under the terms of the merger agreement, Citizens stockholders received 0.1041 shares of Company common stock and $2.19 in cash for each share of Citizens stock. Systems integration was completed in May 2018.

MARKET AREA AND COMPETITION

The Company’s market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau’s 2010 census and the 3rd largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. The market area is serviced by 56 banks, savings institutions and credit unions and, in addition, branches of virtually every major brokerage house serve the Company’s market area.

The banking business in Virginia, and in the Company’s primary service areas in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns, and by virtue of their greater total capitalization, to have substantially higher lending limits than the Company. Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Company competes by emphasizing customer service and technology, establishing long-term customer relationships and building customer loyalty, and providing products and services to address the specific needs of the Company’s customers. The Company targets individual and small-to-medium size business customers. The Company also faces competitive pressure from large credit unions in the area. The three largest credit unions headquartered in the Hampton Roads MSA are Langley Federal Credit Union, Chartway Federal Credit Union, and Newport News Shipbuilding Employees’ Credit Union.

The Company continues to build a strong presence in the business banking market, as well as expanding into other fee-based lines of business. In 2017, the Company purchased full ownership of Old Point Mortgage, LLC and launched Old Point Insurance, LLC. Through these comprehensive business services and new lines of business, the Company is able to service a highly lucrative market that offers increased opportunities for new fee-based revenue streams and to cross sell additional products.

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

REGULATION AND SUPERVISION

General. Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law. The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions. This summary is not complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, no assurance can be given as to forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the Company’s and the Bank’s operations.

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

As a non-depository national banking association, Trust is subject to regulation, supervision and regular examination by the Comptroller. Trust's exercise of fiduciary powers must comply with regulations promulgated by the Comptroller at 12 C.F.R. Part 9 and with Virginia law.

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

Regulatory Reform. The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Act, which was enacted on July 21, 2010 and, in part, was intended to implement significant structural reforms to the financial services industry.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the EGRRCPA) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking regulators retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

The Company continues to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how the Company conducts its business. The specific implications of the Dodd-Frank Act, the EGRRCPA, and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future. Certain aspects of the Dodd-Frank Act and the EGRRCPA are discussed in more detail below.

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

The Basel III Final Rules were effective on January 1, 2015. The Basel III Final Rules' capital conservation buffer (as described below) was phased in beginning January 1, 2016 and became fully phased in as of January 1, 2019.  As fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

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

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On November 21, 2018, the federal banking agencies invited public comment on their proposal to establish the Community Bank Leverage Ratio framework. Under the proposal, a community banking organization would be eligible to elect the Community Bank Leverage Ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a Community Bank Leverage Ratio greater than 9 percent. A qualifying community banking organization that has chosen the proposed framework would be automatically considered in compliance with the Basel III capital requirements and would be exempt from the complex Basel III risk-based capital calculations. Such a community banking organization would be considered to have met the capital ratio requirements to be “well capitalized” for the federal banking agencies’ Prompt Corrective Action rules provided it has a Community Bank Leverage Ratio greater than 9 percent. Because the proposal has not been finalized and a final rule has not been issued, it is difficult at this time to predict when or how this new capital ratio will ultimately be applied to community banking organizations or to predict the specific effects of the final rule.

Small Bank Holding Company. The EGRRCPA also expanded the category of bank holding companies that may rely on the Federal Reserve Board’s Small Bank Holding Company Policy Statement by raising the maximum amount of assets a qualifying bank holding company may have from $1 billion to $3 billion. In addition to meeting the asset threshold, a bank holding company must not engage in significant nonbanking activities, not conduct significant off-balance sheet activities, and not have a material amount of debt or equity securities outstanding and registered with the SEC (subject to certain exceptions). The Federal Reserve Board may, in its discretion, exclude any bank holding company from the application of the Small Bank Holding Company Policy Statement if such action is warranted for supervisory purposes.

In August 2018, the Federal Reserve Board issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018. The Bank remains subject to the regulatory capital requirements described above.

Insurance of Accounts, Assessments and Regulation by the FDIC.  The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2018, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

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

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. Additional information related to the Bank’s FHLB stock can be found in Note 16: Fair Value Measurements of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this report on Form 10-K.

Community Reinvestment Act. The Company is subject to the requirements of the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs are currently assessed based on specified factors.  These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. At its last evaluation in 2016, the Bank received an “Outstanding” CRA rating.

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

In August 2018, the CFPB published its final rule to update Regulation P pursuant to the amended Gramm-Leach-Bliley Act. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions which do not trigger a customer’s statutory opt-out right. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.

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

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Company and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Company, the Bank or Trust fails to meet the expectations set forth in this regulatory guidance, the Company, the Bank or Trust could be subject to various regulatory actions and any remediation efforts may require significant resources.

In October 2016, the federal banking agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal banking agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of smaller financial institutions, such as the Company, the Bank and Trust.

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

The CFPB is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth in Lending Act and the Real Estate Settlement Procedures Act).  As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and to the Bank and Trust by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution's prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the FRB and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB's consumer protection activities on the Company cannot be forecast. As of January 1, 2019, the Company and the Bank are not subject to the direct supervision of the CFPB.

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

The Bank's mortgage origination activities are also subject to Regulation Z, which implements the Truth in Lending Act.  Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a  mortgage  lender  can  originate  "qualified mortgages", which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Under the EGRRCPA, most residential mortgages loans originated and held in portfolio by a bank with less than $10 billion in assets will be designated as “qualified mortgages.” Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank does not originate first mortgage loans at this time, and the first mortgages it purchases comply with Regulation Z's "qualified mortgage" rules. The Bank does originate second mortgages, or equity loans, and these loans do not conform to the qualified mortgage criteria but comply with applicable ability-to-repay rules.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the Volcker Rule). The EGRRCPA exempted all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of five percent or less of total assets, subject to certain limited exceptions. In December 2018, the federal banking agencies invited public comment on a proposal to exclude community banks from the application of the Volcker Rule. The Company believes that its financial condition and its operations are not and will not be significantly affected by the Volcker Rule, amendments thereto, or its implementing regulations.

Call Reports and Examination Cycle. All institutions, regardless of size, submit a quarterly call report that includes data used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the industry as a whole. The EGRRCPA contained provisions expanding the number of regulated institutions eligible to use streamline call report forms. In November 2018, the federal banking agencies issued a proposal to permit insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the quarterly call report, and to reduce data reportable on certain streamlined call report submissions.

In December 2018, consistent with the provisions of the EGRRCPA, the federal banking agencies jointly adopted final rules that permit banks with up to $3 billion in total assets, that received a composite CAMELS rating of “1” or “2,” and that meet certain other criteria (including not having undergone any change in control during the previous 12-month period, and not being subject to a formal enforcement proceeding or order), to qualify for an 18-month on-site examination cycle.

Future Regulation. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank (or Trust) could have a material effect on our business.

Item 1A. Risk Factors

U.S. and international economic conditions and credit markets pose challenges for the Company and could adversely affect the results of operations, liquidity and financial condition. In recent years, economic growth and business activity in the Company's local markets as well as in the broader national and international economies, has been modest. In addition, uncertainty regarding oil prices, ongoing federal budget negotiations, and the level of U.S. debt may present challenges to businesses and have a destabilizing effect on financial markets. Unfavorable or uncertain economic conditions generally could cause a decline in the value of the Company's securities portfolio, and could increase the regulatory scrutiny of financial institutions. Another deterioration of local economic conditions could again lead to declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value. Such a deterioration of local economic conditions could cause the level of loan losses to exceed the level the Company has provided in its allowance for loan losses which, in turn, would reduce the Company's earnings.

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

Weaknesses in the commercial real estate markets could negatively affect the Company's financial performance due to the Company's concentration in commercial real estate loans. At December 31, 2018, the Company had $347.9 million, or 44.94%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans expose the Company to a greater risk of loss than residential real estate and consumer loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Consequently, an adverse development with respect to one commercial real estate loan or credit relationship exposes the Company to a significantly greater risk of loss compared to an adverse development with respect to one residential real estate loan. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Repayment of commercial real estate loans may, to a greater extent than residential real estate loans, be subject to adverse conditions in the real estate market or economy. Weak economic or market conditions may impair a borrower's business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company's loans. The deterioration of one or more of the Company's significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial performance.

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

The Basel III Final Rules require higher levels of capital and liquidity, which could adversely affect the Company's net income and return on equity. The capital adequacy and liquidity guidelines applicable to the Company and the Bank under the Basel III Final Rules began to be phased in beginning in 2015. The Basel III Final Rules, fully phased in as of January 1, 2019, require the Company and the Bank to maintain substantially more capital as a result of higher minimum capital levels and more demanding regulatory capital risk-weightings and calculations. The changes to the standardized calculations of risk-weighted assets are complex and may create additional compliance burdens for the Company and the Bank. The Basel III Final Rules require the Company and the Bank to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and may increase dramatically risk-weighted assets as a result of applying higher risk weightings to many types of loans and securities. As a result, the Company and the Bank may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, which may have a detrimental impact on the Company's net income.

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

The allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. There is no precise method to predict loan losses. Like all financial institutions, the Company maintains an allowance for loan losses (ALL) to provide for loan defaults and non-performance. Accounting measurements related to impairment and the allowance for loan losses require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The allowance for loan losses may not be adequate to cover actual loan losses. In addition, future provisions for loan losses could materially and adversely affect, and have in recent years materially and adversely affected, the Company's operating results.

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

Additionally, the measure of the Company's ALL is dependent on the adoption and interpretation of accounting standards. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” Under this ASU, the current incurred loss credit impairment methodology will be replaced with the CECL model, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, the implementation of the CECL model will change the Company's current method of providing ALL and may result in material changes in the Company's accounting for credit losses on financial instruments. The CECL model may create more volatility in the Company's level of ALL. If the Company is required to materially increase its level of ALL for any reason, such increase could adversely affect its business, financial condition, and results of operations. The amendment is effective for fiscal years beginning after December 15, 2019. See Note 1 “Summary of Significant Accounting Policies” in the "Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information regarding the Company’s implementation of CECL.

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

The Company's directors and executive officers own a significant portion of the Company's common stock and can exert significant influence over its business and corporate affairs. The Company's directors and executive officers, as a group, beneficially owned 20.31% of the Company's common stock as of June 30, 2018. Consequently, if they vote their shares in concert, they can significantly influence the outcome of matters submitted to the Company's stockholders for approval, including the election of directors. The interests of the Company's directors and executive officers may conflict with the interests of other holders of the Company's common stock, and the Company's directors and executive officers may take actions affecting the Company with which other holders of the Company's common stock disagree.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, the Company owned and leased buildings in the normal course of business. It owns its main office, which represents its corporate headquarters and includes a branch at 101 East Queen Street, Hampton, Virginia. As of March 12, 2019, the Bank operated nineteen branches in the Hampton Roads area of Virginia.

For more information concerning the amounts recorded for premises and equipment and commitments under current leasing agreements, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Item 3. Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.

Item 4. Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years
Robert F. Shuford, Sr. (81)
Chairman, President & Chief Executive Officer Old Point Financial Corporation	1965	Chairman of the Board, President & Chief Executive Officer of the Company

Robert F. Shuford, Jr. (54)
Executive Vice President/Bank Old Point Financial Corporation	2015
Executive Vice President/Bank of the Company since 2015; Chief Operating Officer & Senior Vice President/Operations of the Company from 2003 to 2015

President & Chief Executive Officer of the Bank since 2015; Senior Executive Vice President & Chief Operating Officer of the Bank from 2012 to 2015; Executive Vice President & Chief Operating Officer of the Bank from 2003 to 2012; Chairman of the Board of the Bank

Jeffrey W. Farrar (58)
Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	2017
Chief Financial Officer & Senior Vice President/Finance of the Company; a Certified Public Accountant, Executive Vice President and Director of Wealth Management, Mortgage and Insurance for Union Bankshares Corporation from 2014 to 2017; and  Chief Financial Officer for StellarOne Corporation and its predecessor companies from 1996 to 2013.

Chief Financial Officer & Executive Vice President of the Bank

Eugene M. Jordan, II (64)
Secretary to the Board & Executive Vice President/Trust Old Point Financial Corporation	2003
Secretary to the Board & Executive Vice President/Trust of the Company since 2015; Executive Vice President/ Trust of the Company from 2003 to 2015

President and Chief Executive Officer of Trust since 2003; Chairman of the Trust Board

Joseph R. Witt (58)
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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of March 12, 2019 was 1,635. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $22.24. Additional information related to restrictions on funds available for dividend declaration can be found in Note 17 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company’s common stock under this plan during 2018. There is currently no stated expiration date for this program.

Pursuant to the Company’s stock option plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock options. No such repurchases occurred during 2018.

Item 6. Selected Financial Data

The following table summarizes the Company's performance for the past five years.

SELECTED FINANCIAL HIGHLIGHTS

At and for the Years ended December 31,	2018	2017	2016	2015	2014
(dollars in thousands except per share data)
RESULTS OF OPERATIONS
Interest income	$38,257	$32,934	$29,826	$30,295	$30,289
Interest expense	4,969	3,012	2,574	3,632	3,849
Net interest income	33,288	29,922	27,252	26,663	26,440
Provision for loan losses	2,861	4,160	1,930	1,025	600
Net interest income after provision for loan losses	30,427	25,762	25,322	25,638	25,840
Noninterest income	13,271	13,307	12,746	12,382	11,862
Noninterest expenses	38,500	39,195	34,111	34,332	33,390
Income before income taxes	5,198	(126)	3,957	3,688	4,312
Income tax expense	279	(97)	160	54	196
Net income (loss)	$4,919	$(29)	$3,797	$3,634	$4,116

FINANCIAL CONDITION
Total assets	$1,038,183	$981,826	$902,966	$896,787	$876,280
Securities available for sale, at fair value	148,247	157,121	199,365	214,192	139,346
Loans held for investment, net of deferred fees and costs	774,009	738,540	603,882	568,475	535,994
Allowance for loan losses	10,111	9,448	8,245	7,738	7,075
Deposits	843,144	783,594	784,502	746,471	716,654
Total borrowings	88,325	98,193	18,704	50,950	67,816
Total liabilities	936,177	885,438	808,976	803,611	787,783
Stockholders' equity	102,006	96,388	93,990	93,176	88,497

PERTINENT RATIOS
Return on average assets	0.48%	0.00%	0.43%	0.41%	0.47%
Return on average equity	4.93%	(0.03%)	3.99%	4.02%	4.81%
Net interest margin (FTE) (1)	3.62%	3.64%	3.66%	3.56%	3.57%
Efficiency ratio	82.69%	90.67%	85.28%	87.93%	87.18%
Tier 1 capital to risk weighted assets	11.44%	11.18%	13.39%	13.78%	14.36%
Total capital to risk weighted assets	12.59%	12.28%	14.51%	14.89%	15.44%
Leverage ratio	9.77%	9.98%	10.68%	10.93%	10.75%
Tangible common equity / tangible assets	9.65%	9.76%	10.41%	10.39%	10.10%
Cash dividends declared	$0.44	$0.44	$0.40	$0.34	$0.26
Book value	$19.68	$19.20	$18.94	$18.79	$17.85

ASSET QUALITY
Nonaccrual loans	$12,141	$12,882	$7,159	$4,582	$5,570
OREO	$83	$-	$1,067	$2,741	$5,106
ALLL / total outstanding loans	1.31%	1.28%	1.37%	1.36%	1.32%
Nonaccrual loans / total loans	1.57%	1.74%	1.19%	0.81%	1.04%
ALLL / nonaccrual loans	83.28%	73.34%	115.17%	168.88%	127.02%
NPAs / total outstanding loans	1.90%	2.18%	1.84%	1.88%	2.20%
Net charge-offs / total average loans	0.29%	0.44%	0.24%	0.06%	0.07%
Provision / total average loans	0.37%	0.62%	0.33%	0.18%	0.12%

PER SHARE DATA
Basic earnings (loss) per share	$0.96	$(0.01)	$0.77	$0.73	$0.83
Diluted earnings (loss) per share	$0.96	$(0.01)	$0.77	$0.73	$0.83
Cash dividends declared	$0.44	$0.44	$0.40	$0.34	$0.26
Market value per share	$21.83	$29.75	$25.00	$17.16	$15.00
Book value per share	$19.68	$19.20	$18.94	$18.79	$17.85
Tangible book value per share	$19.28	$19.08	$18.94	$18.79	$17.85
Price to earnings ratio, diluted	22.74	(2,975.00)	32.47	23.51	18.07
Price to book value ratio	1.11	1.55	1.32	0.91	0.84
Dividend payout ratio	45.83%	(4,400.00%)	51.95%	46.58%	31.33%
Weighted average shares outstanding, basic	5,141,364	4,991,060	4,959,173	4,959,009	4,959,009
Weighted average shares outstanding, diluted	5,141,429	4,991,060	4,960,934	4,959,009	4,959,009

(1) Computed on the fully tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017, 2016, 2015, and 2014.

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

Caution About Forward-Looking Statements
In addition to historical information, this report may contain forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements may include, but are not limited to, statements regarding profitability, including the focus on reducing time deposits; the net interest margin; strategies for managing the net interest margin and the expected impact of such efforts; levels and sources of liquidity; the loan portfolio and expected trends in the quality of the loan portfolio; the allowance and provision for loan losses; the effect of a sustained increase in nonperforming assets; the securities portfolio; monetary policy actions of the Federal Open Market Committee; changes in interest rates; interest rate sensitivity; asset quality; levels of net loan charge-offs and nonperforming assets; sales of OREO properties; levels of interest expense; levels and components of noninterest income and noninterest expense; lease expense; income taxes; expected impact of efforts to restructure the balance sheet; expected yields on the loan and securities portfolios; expected rates on interest-bearing liabilities; market risk; future impacts of the Tax Cuts and Jobs Act (the Tax Act) on the Company’s operations; business and growth strategies; investment strategy; and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. These statements can also be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but are not limited to, effects of or changes in interest rates and yields; general economic and general business conditions, including unemployment levels; uncertainty over future federal spending or the budget priorities of the current presidential administration, particularly in connection with the Department of Defense, on the Company’s service area; the Tax Act, including, but not limited to, the effect of the lower corporate income tax rate, including on the valuation of the Company’s tax assets and liabilities; any future refinements to the Company’s preliminary analysis of the impact of the Tax Act on the Company; changes in the effect of the Tax Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation; the transfer of the securities portfolio from held-to-maturity securities to available-for-sale securities; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management’s investment strategy and strategy to manage the net interest margin; the adequacy of the Company’s credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; turnover times experienced by the mortgage companies to which the Company has extended warehouse lines of credit; the performance of the Company's re-opened indirect automobile dealer lending program; the federal government’s guarantee of repayment of student and small business loans purchased by the Company; the ability of the Company to diversify its sources of noninterest income; new incentive structure for securities brokerage activities; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; application of the Basel III capital standards to the Company and its subsidiaries; FDIC premiums and/or assessments; demand for loan and other banking products and financial services in the Company’s primary service area; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management’s modeling systems; technological risks and developments and cyber-attacks, threats, and events; any interruption or breach of security in the Company’s information systems or those of the Company’s third party vendors or other service providers; reliance on third parties for key services; adequacy of the allowance for loan losses; and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Comptroller, U.S. Treasury and the Federal Reserve Board.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

Executive Overview
Headquartered in Hampton, Virginia, the Company is the parent company of Trust and the Bank. Trust is a wealth management services provider. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers. The Bank is an independent community bank and has 19 branches throughout the Hampton Roads localities of Chesapeake, Hampton, Isle of Wight County, Newport News, Norfolk, Virginia Beach, Williamsburg/James City County and York County.

Net income for 2018 was $4.9 million ($0.96 per diluted share) compared to a net loss of $29 thousand (($0.01) per diluted share) in 2017. The results of 2017 included a significantly higher level of provision expense and the effect of nonrecurring charges related to the termination of the Company’s defined benefit pension plan and the passage of the Tax Act.

In 2018, the Company's net income increased $4.9 million to net income of $4.9 million, as compared to a net loss of $29 thousand in 2017. The increase was primarily attributable to a reduced provision expense in 2018 and the impact of two significant nonrecurring expenses in the fourth quarter of 2017. First, the Company completed the previously announced termination and settlement of its defined benefit pension plan which resulted in $2.2 million in after-tax compensation expense. Second, the changes to the corporate income tax rate resulting from the passage of the Tax Act precipitated $1.2 million in tax expenses related to the reevaluation of the Company's net deferred tax asset.

Assets as of December 31, 2018 were $1.04 billion, an increase of $56.4 million or 5.74% compared to assets as of December 31, 2017. During 2018, the Company experienced significant growth largely as a result of the Citizens acquisition, which was completed on April 1, 2018. Net loans held for investment grew $34.8 million, or 4.77%, over the year, while securities available for sale declined $8.9 million, cash and cash equivalents increased $27.8 million, and FHLB advances decreased $7.5 million.

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

The Company’s allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. Management’s estimate is based on certain observable, historical data and other factors that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; discounted cash flow analysis; loan volumes; geographic, borrower and industry concentrations; the findings of internal credit quality assessments; and results from external bank regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

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

For loans not individually evaluated for impairment, the loan portfolio is segmented into pools, based on the loan classifications as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report) and collectively evaluated for impairment. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1-29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2018 and December 31, 2017, the Company had no loans in these categories.

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

Loans Acquired in a Business Combination.
Acquired loans are classified as either  (i) purchased credit-impaired (PCI) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair value, PCI loans are aggregated into pools of loans based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference” and is not recorded. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

On an annual basis, the estimate of cash flows expected to be collected on PCI loans is evaluated. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for loan losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

The Company's PCI loans currently consist of loans acquired in connection with the acquisition of Citizens. PCI loans that were classified as nonperforming loans by Citizens are no longer classified as nonperforming so long as, at re-estimation periods, the Company is expected to fully collect the new carrying value of the pools of loans.

The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount.  The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses may be required for any deterioration in these loans in future periods.

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

Income Taxes
The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses.  In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes.  The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.  Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

On December 22, 2017, the Tax Act was signed into law.  Among other things, the Tax Act permanently reduced the corporate income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  As a result of the reduction of the corporate income tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017.  During 2017, the Company recorded $1.2 million in additional tax expense based on the Company’s analysis of the impact of the Tax Act.

The effective tax rate for the years ended December 31, 2018 and 2017 was 5.37% and (76.98%), respectively. The effective tax rate in 2018 was positively impacted by the Tax Act, a relatively high level of tax-exempt income, and tax credits. The 2017 rate was impacted by the $3.4 million pension termination charge in 2017 which was partially offset by the revaluation of deferred tax assets and liabilities associated with the Tax Act.

Results of Operations
In 2018, the Company's net income increased $4.9 million to net income of $4.9 million, as compared to a net loss of $29 thousand in 2017. The increase was primarily attributable to a reduced provision for loan losses expense in 2018 and the impact of two significant nonrecurring expenses in the fourth quarter of 2017. First, the Company completed the previously announced termination and settlement of its defined benefit pension plan which resulted in $2.2 million in after-tax compensation expense in the fourth quarter of 2017. Second, the changes to the corporate income tax rate resulting from the passage of the Tax Act precipitated $1.2 million in tax expenses related to the reevaluation of the Company's net deferred tax asset. As of December 31, 2018 return on average assets was 0.48% compared to 0.00% in 2017 and the return on average equity was 4.93% at December 31, 2018 compared to (0.03%) in 2017.

Assets as of December 31, 2018 were $1.04 billion, an increase of $56.4 million or 5.74% compared to assets as of December 31, 2017. During 2018, the Company experienced significant growth largely as a result of the Citizens acquisition, which was completed on April 1, 2018. Net loans held for investment grew $34.8 million, or 4.77%, over the year, while securities available for sale declined $8.9 million, cash and cash equivalents increased $27.8 million, and FHLB advances decreased $7.5 million.

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

Net interest income, on a fully tax-equivalent basis, was $33.7 million in 2018, an increase of $2.8 million from 2017. The net interest margin was 3.62% in 2018 as compared to 3.64% in 2017. The increase in net interest income year-over-year was primarily due to higher average earnings assets with higher average yields outweighing higher funding costs.

When comparing 2018 to 2017, the following changes occurred. Tax equivalent interest income increased $4.8 million, or 14.03%. Average earning assets increased $82.1 million, or 9.68%. Total average loans increased $95.9 million, or 14.26%, and average investment securities decreased $23.9 million, or 14.04%, as continued loan demand allowed the Company to shift its assets from securities to loans.

Average interest-bearing liabilities increased $71.0 million, or 11.63%, due to increases in both interest-bearing deposits and FHLB advances. FHLB advances supplemented modest growth in average deposits and provided funding to support loan growth. Total interest expense increased $2.0 million, or 64.97%, when comparing 2018 to 2017. The increase was driven by increased deposit and borrowing costs. The average rate on interest-bearing liabilities in 2018 was 0.73%, an increase of 24 basis points from 2017.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

TABLE I
AVERAGE BALANCE SHEETS, NET INTEREST INCOME* AND RATES*

Years ended December 31,	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Loans *	$768,960	$34,504	4.49%	$673,015	$29,318	4.36%
Investment securities:
Taxable	95,752	2,080	2.17%	102,644	1,964	1.91%
Tax-exempt *	50,426	1,547	3.07%	67,403	2,426	3.60%
Total investment securities	146,178	3,627	2.48%	170,047	4,390	2.58%
Interest-bearing due from banks	9,358	198	2.12%	1,343	15	1.12%
Federal funds sold	1,150	21	1.83%	921	8	0.87%
Other investments	4,083	291	7.13%	2,348	155	6.60%
Total earning assets	929,729	38,641	4.16%	847,674	33,886	4.00%
Allowance for loan losses	(10,254)			(8,950)
	919,475			838,724

Cash and due from banks	21,518			20,723
Bank premises and equipment, net	37,531			38,428
Other assets	42,051			41,171

Total assets	$1,020,575			$939,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$28,246	$10	0.04%	$27,909	$10	0.04%
Money market deposit accounts	242,025	542	0.22%	233,295	291	0.12%
Savings accounts	87,534	76	0.09%	82,872	41	0.05%
Time deposits	228,800	2,916	1.27%	208,095	2,208	1.06%

Total time and savings deposits	586,605	3,544	0.60%	552,171	2,550	0.46%
Federal funds purchased, repurchase agreements and other borrowings	28,427	131	0.46%	25,743	38	0.15%
Federal Home Loan Bank advances	66,151	1,294	1.96%	32,301	424	1.31%

Total interest-bearing liabilities	681,183	4,969	0.73%	610,215	3,012	0.49%
Demand deposits	236,249			226,951
Other liabilities	3,378			5,359

Total liabilities	920,810			842,525
Stockholders' equity	99,765			96,521

Total liabilities and stockholders' equity	$1,020,575			$939,046

Net interest margin *		$33,672	3.62%		$30,874	3.64%

* Computed on a fully tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017. The tax-equivalent adjustments to interest income were $383 thousand and $951 thousand for 2018 and 2017, respectively.

The tax-equivalent adjustment of income and yields changed in 2018 as a result of the passage of the Tax Act. The benefit of the tax-exemption for interest income from municipal bonds and loans to municipalities declined due to the decrease in the corporate income tax rate to 21%.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities and changes in interest rates.

TABLE II
VOLUME AND RATE ANALYSIS*

	2018 vs. 2017
	Increase (Decrease)
	Due to Changes in:

	Volume	Rate	Total
	(in thousands)
EARNING ASSETS
Loans *	$4,180	$1,006	$5,186
Investment securities:
Taxable	(132)	248	116
Tax-exempt *	(611)	(268)	(879)
Total investment securities	(743)	(20)	(763)

Federal funds sold	2	11	13
Other investments	449	(130)	319
Total earning assets	3,888	867	4,755

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	-	-	-
Money market deposit accounts	11	240	251
Savings accounts	2	33	35
Time deposits	220	488	708
Total time and savings deposits	233	761	994
Federal funds purchased, repurchase
agreements and other borrowings	4	89	93
Federal Home Loan Bank advances	444	426	870
Total interest-bearing liabilities	681	1,276	1,957

Change in net interest income	$3,207	$(409)	$2,798

* Computed on a fully tax-equivalent basis using a 21% rate for 2018 and a 34% rate for 2017.

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

The table below shows the Company's interest rate sensitivity for the periods and rate scenarios presented (dollars in thousands):

	TABLE III
	CHANGE IN NET INTEREST INCOME
	As of December 31,
	2018		2017
	%	$	%	$
Change in Interest Rates:
+300 basis points	2.57	921	(1.42)	(462)
+200 basis points	1.71	612	(1.02)	(332)
+100 basis points	0.78	281	(0.49)	(160)
Unchanged	-	-	-	-
-100 basis points	(1.30)	(466)	(0.92)	(297)
-200 basis points	(3.03)	(1,086)	(1.98)	(644)

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

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio. This expense is based on management's estimate of probable credit losses inherent in the loan portfolio. Management’s evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision. Based on its analysis of the adequacy of the allowance for loan losses, management concluded that the provision was appropriate.

The provision for loan losses was $2.9 million for the year ended December 31, 2018 as compared to $4.2 million for 2017. The decline in the provision for loan losses in 2018 versus 2017 was largely due to lower levels of charge-offs and a decline in net loan growth, exclusive of the loans acquired from Citizens, which were recorded at fair value at the acquisition date, and did not carry an associated allowance for loan loss. Charged-off loans totaled $2.8 million in 2018, compared to $3.3 million in 2017. Recoveries amounted to $644 thousand in 2018 and $330 thousand in 2017. The Company’s net loans charged off to average loans were 0.29% in 2018 as compared to 0.44% in 2017.

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

Noninterest Income
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2018 and the twelve months ended December 31, 2017.

Noninterest income decreased $36 thousand or 0.27% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. In 2018, increases in service charges on deposits (up $283 thousand or 7.31%) were the primary driver of noninterest income growth, while 2017 noninterest income included a nonrecurring gain recognized on the acquisition of Old Point Mortgage, LLC.

Aside from the increase in service charges on deposits and impact of the nonrecurring gain, the other primary increases in noninterest income were other service charges, commissions and fees (up $116 thousand or 3.38%), and mortgage banking income (up $143 thousand or 22.17%). The growth in the service charges on deposit accounts category was related to fees for nonsufficient fund item processing. Other service charges, commissions and fees increased primarily due to growth in merchant processing income. Mortgage banking income increased as a result of the acquisition of Old Point Mortgage.

The Company continues to focus on diversifying noninterest income through efforts to expand Trust, insurance, and mortgage banking activities, and a continued focus on business checking and other corporate services.

Noninterest Expense
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2018 and the twelve months ended December 31, 2017.

The Company’s noninterest expense decreased $695 thousand or 1.77%. Exclusive of the pension termination charge of $3.4 million in 2017, noninterest expense was elevated in 2018 due to merger costs, increased salary and employee benefits in part associated with increased staff related to acquisition growth, FDIC insurance costs, data processing and professional services costs related to process improvement initiatives.

Of the remaining categories of noninterest expense, the most significant changes when comparing 2018 to 2017 were in occupancy and equipment and loss (gain) on other real estate owned.

·	Occupancy and equipment (increased $157 thousand or 2.68%): Occupancy expense related to the Citizens acquisition and service contracts for equipment costs were the main increases.
·
Loss (gain) on other real estate owned (increased $104 thousand or (577.78%)): The Company recorded a small gain on the final sales of OREO previously written down in 2017, as compared to a net loss in 2018 related to one property acquired into OREO and sold in 2018.

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income, non-deductible expenses, and tax credits. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act permanently reduced the corporate income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate income tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017.  During 2017, the Company recorded $1.2 million in additional tax expense based on the Company’s analysis of the impact of the Tax Act.

The effective tax rates for the years ended December 31, 2018 and 2017 were 5.4% and (77.0%), respectively.  The effective tax rate in 2018 was positively impacted by the Tax Act and a relatively high level of tax-exempt income and tax credits. The 2017 rate was impacted by the $3.4 million pension charge in 2017 partially offset by the revaluation of deferred tax assets and liabilities associated with the Tax Act.

Balance Sheet Review
At December 31, 2018, the Company had total assets of $1.04 billion, an increase of $56.4 million or 5.74% compared to assets as of December 31, 2017.

Asset growth in 2018 was driven primarily by the acquisition of Citizens. Net loans held for investment increased $34.8 million or 4.77%, from $729.1 million at December 31, 2017 to $763.9 million at December 31, 2018. Cash and cash equivalents increased $27.8 million or 192.93% from December 31, 2017 to December 31, 2018, and securities available for sale decreased $8.9 million or 5.65% over the same period. Total deposits increased $59.6 million or 7.60% in 2018.

On April 1, 2018, the Company completed its acquisition of Citizens. Below is a summary of the transaction and related impact on the Company’s Consolidated Balance Sheets.
·	The fair value of assets acquired equaled $50.4 million and the fair value of liabilities assumed equaled $44.3 million.
·	Loans held for investment acquired totaled $42.8 million, as acquired and at fair value.
·	Total deposits assumed totaled $43.8 million with a fair value of $44.0 million.
·	Total goodwill arising from the transaction equaled $1.0 million.
·	Core deposit intangibles acquired totaled $440 thousand.

Securities Portfolio
When comparing December 31, 2018 to December 31, 2017, securities available-for-sale decreased $8.9 million, or 5.65%. The vast majority of the decline was due to principal curtailments on mortgage-backed securities and calls and maturities of other securities, principally tax-exempt municipal bonds.

The Company’s strategy for the securities portfolio is primarily intended to manage the portfolio’s susceptibility to interest rate risk and to provide liquidity to fund loan growth. The securities portfolio is also adjusted to achieve other asset/liability objectives, including pledging requirements, and to manage tax exposure when necessary.

The following table sets forth a summary of the securities portfolio:

TABLE IV
SECURITIES PORTFOLIO

As of December 31,	2018	2017
	(in thousands)
Available-for-sale securities, at fair value:
U.S. Treasury securities	$12,328	$-
Obligations of U.S. Government agencies	10,714	9,435
Obligations of state and political subdivisions	48,837	64,765
Mortgage-backed securities	71,191	74,296
Money market investments	1,897	1,194
Corporate bonds	3,280	7,234
Other marketable equity securities	-	197
	$148,247	$157,121
Restricted securities:
Federal Home Loan Bank stock	$3,429	$3,677
Federal Reserve Bank stock	382	169
Community Bankers' Bank stock	42	-
	$3,853	$3,846

Total	$152,100	$160,967

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2018:

	1 year	1-5	5-10	Over 10
	or less	years	years	years	Total
	(dollars in thousands)
U.S. Treasury securities	$5,453	$6,875	$-	$-	$12,328
Weighted average yield	2.65%	2.50%	-	-	2.57%

Obligations of U.S. Government Agencies	$2,193	$2,472	$1,221	$4,828	$10,714
Weighted average yield	1.86%	2.51%	3.03%	2.48%	2.42%

Obligations of state and political subdivisions	$3,435	$5,517	$13,827	$26,058	$48,837
Weighted average yield	2.25%	2.28%	3.02%	3.29%	3.02%

Mortgage-backed securities	$-	$12,274	$12,788	$46,129	$71,191
Weighted average yield	-	1.79%	2.07%	2.31%	2.18%

Money market investments	$1,897	$-	$-	$-	$1,897
Weighted average yield	2.39%	-	-	-	2.39%

Corporate bonds	$199	$290	$2,791	$-	$3,280
Weighted average yield	2.20%	2.43%	5.43%	-	4.97%

Federal Home Loan Bank stock - restricted	$-	$-	$-	$3,429	$3,429
Weighted average yield	-	-	-	6.19%	6.19%

Federal Reserve Bank stock - restricted	$-	$-	$-	$382	$382
Weighted average yield	-	-	-	6.00%	6.00%

Community Bankers' Bank stock - restricted	$-	$-	$-	$42	$42
Weighted average yield	-	-	-	-	-

Total securities	$13,177	$27,428	$30,627	$80,868	$152,100
Weighted average yield	2.37%	2.14%	2.84%	2.79%	2.65%

The table above is based on maturity. Therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $71.2 million in mortgage-backed securities as of December 31, 2018 was 4.20 years. Yields are calculated on a fully tax-equivalent basis using a 21% rate.

Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2014 through 2018:

TABLE V
LOAN PORTFOLIO

As of December 31,	2018	2017	2016	2015	2014
	(in thousands)
Commercial	$63,398	$60,398	$54,434	$43,197	$37,698
Real estate-construction	32,383	27,489	23,116	19,685	9,082
Real estate-mortgage (1)	500,441	465,231	448,408	437,159	435,914
Consumer	169,138	174,225	58,907	50,427	30,493
Other	8,649	11,197	19,017	18,007	22,807

Total	$774,009	$738,540	$603,882	$568,475	$535,994

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of December 31, 2018, the total loan portfolio increased by $35.5 million or 4.80% from December 31, 2017 with the growth of its loan portfolio in 2018 attributed in large part to the Citizens acquisition. The Citizens portfolio mainly focused on commercial real estate, construction, and commercial and industrial lending. 2017 loan growth was aided significantly by growth in the indirect dealer lending division.

The maturity distribution and rate sensitivity of certain categories of the Company's loan portfolio at December 31, 2018 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

December 31, 2018	Within 1 year	1 to 5 years	After 5 years	Total
	(in thousands)
Commercial	$19,079	$24,934	$19,385	$63,398
Real estate - construction	21,744	10,623	16	32,383
Total	$40,823	$35,557	$19,401	$95,781

Loans due after 1 year with:
Fixed interest rate		$29,326	$13,222	$42,548
Variable interest rate		6,231	6,179	12,410
Total		$35,557	$19,401	$54,958

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, nonperforming restructured loans, and other real estate owned (OREO). Restructured loans are loans with terms that were modified in a troubled debt restructuring (TDR) for borrowers experiencing financial difficulties. Refer to Note 5 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report Form 10-K for more information.

Nonperforming assets decreased by $1.3 million or 8.36%, from $16.1 million at December 31, 2017 to $14.7 million at December 31, 2018. The 2018 total consisted of $2.5 million in loans still accruing interest but past due 90 days or more and $12.1 million in nonaccrual loans. Of the $12.1 million in nonaccrual loans, $11.8 million was secured by real estate. All of the nonaccrual loans are classified as impaired. Impaired loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for impairment. If impairment is identified, then the Company records a charge-off based on the value of the collateral or the present value of the loan’s expected future cash flows, discounted at the loan's effective interest rate. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans decreased to $16.2 million as of December 31, 2018 from $18.5 million as of December 31, 2017 as detailed in Note 5 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K. The majority of these loans were collateralized.

The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

TABLE VII
NONPERFORMING ASSETS
As of December 31,	2018	2017	2016	2015	2014
	(in thousands)
Nonaccrual loans
Commercial	$298	$836	$231	$276	$-
Real estate-construction	417	721	-	-	499
Real estate-mortgage (1)	11,426	11,325	6,847	4,306	5,071
Consumer	-	-	81	-	-
Total nonaccrual loans	12,141	12,882	7,159	4,582	5,570

Loans past due 90 days or more and accruing interest
Commercial	-	471	-	164	10
Real estate-construction	205	-	-	-	-
Real estate-mortgage (1)	315	306	276	23	107
Consumer (2)	1,965	2,401	2,603	3,163	1,019
Other	12	4	5	6	5
Total loans past due 90 days or more and accruing interest	2,497	$3,182	2,884	3,356	1,141

Restructured loans
Commercial	217	98	144	-	-
Real estate-construction	92	92	96	99	102
Real estate-mortgage (1)	12,098	14,781	11,616	11,077	12,203
Consumer	-	-	-	12	13
Total restructured loans	12,407	14,971	11,856	11,188	12,318
Less nonaccrual restructured loans (included above)	8,454	8,561	2,838	2,497	4,240
Less restructured loans in compliance (3)	3,953	6,410	9,018	8,691	8,078
Net nonperforming restructured loans	-	-	-	-	-

Other real estate owned
Construction, land development, and other land	83	-	940	1,090	2,138
1-4 family residential properties	-	-	-	724	884
Former branch sites	-	-	127	-	886
Nonfarm nonresidential properties	-	-	-	927	1,198
	83	-	1,067	2,741	5,106

Total nonperforming assets	$14,721	$16,064	$11,110	$10,679	$11,817

Interest income that would have been recorded under original loan terms on nonaccrual loans included above	$533	$474	$318	$196	$301

Interest income recorded for the period on nonaccrual loans included above	$336	$281	$269	$141	$265

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.7 million at December 31, 2018 and $2.3 million at December 31, 2017. For additional information, refer to Note 5 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.
(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of December 31, 2018 compared to December 31, 2017, the nonaccrual loan category decreased by $741 thousand or 5.75% and the 90-days past due and still accruing interest category decreased by $685 thousand or 21.53%.

The majority of the balance of nonaccrual loans at December 31, 2018 was related to a few large credit relationships. Of the $12.1 million of nonaccrual loans at December 31, 2018, $9.4 million, or approximately 77.25%, was comprised of four credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

The majority of the loans past due 90 days or more and still accruing interest at December 31, 2018 ($1.7 million) were student loans. The federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans; as such, management does not expect even a significant increase in past due student loans to have a material effect on the Company.

Management believes the Company has excellent credit quality review processes in place to identify problem loans quickly. For a detailed discussion of the Company’s nonperforming assets, refer to Note 5 and Note 6 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.
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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2018 and December 31, 2017, the impaired loan component of the allowance for loan losses amounted to $116 thousand and $95 thousand, respectively. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 5 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes. For the December 31, 2018 calculation, the qualitative factors which had the most significant impact on the allowance were those affected by changes in the economy and past due and nonaccrual loans. Continued incremental improvements in the economy allowed for a reduction in the allowance. At the same time, past due and nonaccrual loans increased in several categories when comparing December 31, 2018 to December 31, 2017.

Historical loss is the final component of the allowance for loan losses. The calculation of the historical loss component is conducted on loans evaluated collectively for impairment and uses migration analysis with eight migration periods covering twelve quarters each on pooled segments for both 2018 and 2017. These segments are based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the Call Report applicable to the Bank.

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2018 and December 31, 2017, the Company had no loans in these categories.

The calculation for December 31, 2018 and 2017 was based on eight migration periods covering twelve quarters each. On a combined basis, the historical loss and qualitative factor components amounted to $10.0 million and $9.4 million as of December 31, 2018 and December 31, 2017, respectively. Increases in historical charge-off rates is the major reason for the increase in these combined components when comparing the allowance calculation as of December 31, 2018 to the allowance calculation as of December 31, 2017.

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

Acquired performing loans are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the acquired performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the effective interest method is used.

Overall Change in Allowance
As a result of management's analysis, the Company added, through the provision, $2.9 million to the allowance for loan losses for the year ended December 31, 2018. The allowance for loan losses, as a percentage of year-end loans, was 1.31% in 2018 and 1.28% in 2017. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio and levels of nonperforming assets closely and make changes to the allowance for loan losses when necessary.

The following table shows an analysis of the allowance for loan losses:

TABLE VIII
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2018	2017	2016	2015	2014
	(dollars in thousands)

Balance at the beginning of period	$9,448	$8,245	$7,738	$7,075	$6,831

Charge-offs:
Commercial	81	807	915	293	286
Real estate-construction	-	-	-	-	51
Real estate-mortgage (1)	1,625	1,934	504	321	563
Consumer	769	279	204	92	163
Other	367	267	147	191	175
Total charge-offs	2,842	3,287	1,770	897	1,238

Recoveries:
Commercial	140	37	79	50	55
Real estate-construction	-	104	3	1	173
Real estate-mortgage (1)	158	45	197	393	524
Consumer	262	56	28	39	64
Other	84	88	40	52	66
Total recoveries	644	330	347	535	882

Net charge-offs	2,198	2,957	1,423	362	356

Provision for loan losses	2,861	4,160	1,930	1,025	600
Balance at end of period	$10,111	$9,448	$8,245	$7,738	$7,075

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$774,009	$738,540	$603,882	$568,475	$535,994
Average balance	$768,960	$673,015	$585,206	$563,534	$517,183

Net charge-offs to average total loans	0.29%	0.44%	0.24%	0.06%	0.07%
Provision for loan losses to average total loans	0.37%	0.62%	0.33%	0.18%	0.12%
Provision for loan losses to net charge-offs	130.16%	140.68%	135.63%	283.15%	168.54%
Allowance for loan losses to period end loans	1.31%	1.28%	1.37%	1.36%	1.32%
Earnings to loan loss coverage (2)	3.67	1.36	4.14	13.02	13.80
Allowance for loan losses to nonperforming loans	69.07%	58.81%	82.10%	97.48%	105.42%

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

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,	2018		2017		2016		2015		2014
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$2,340	8.19%	$1,889	8.18%	$1,493	9.16%	$633	7.60%	$595	7.03%
Real estate-construction	156	4.18%	541	3.72%	846	3.83%	985	3.46%	703	1.69%
Real estate-mortgage (1)	5,956	64.66%	5,217	62.99%	5,267	74.25%	5,628	76.90%	5,347	81.33%
Consumer	1,354	21.85%	1,644	23.59%	455	9.61%	279	8.87%	219	5.69%
Other	305	1.12%	157	1.52%	184	3.15%	213	3.17%	211	4.26%
Total	$10,111	100.00%	$9,448	100.00%	$8,245	100.00%	$7,738	100.00%	$7,075	100.00%

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.

For the year ended December 31, 2018 as compared to the year ended December 31, 2017, there was an increase in the allowance for loan losses due to increases in the historical charge-off rate in the loan portfolio. The change in the allowance was distributed among the loan segments based on the composition of loans in each segment. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K for further information related to the effect of the change in the calculation method.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE X
DEPOSITS

Years ended December 31,	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)

Interest-bearing transaction accounts	$28,246	0.04%	$27,909	0.04%
Money market deposit accounts	242,025	0.22%	233,295	0.12%
Savings accounts	87,534	0.09%	82,872	0.05%
Time deposits	228,800	1.27%	208,095	1.06%
Total interest-bearing deposits	586,605	0.60%	552,171	0.46%
Demand deposits	236,249		226,951
Total deposits	$822,854		$779,122

The Company’s average total deposits were $822.9 million for the year ended December 31, 2018, an increase of $43.7 million or 5.61% from average total deposits for the year ended December 31, 2017. Other than time deposits, the demand deposit and money market account categories had the largest increases, totaling $9.3 million and $8.7 million, respectively. Average time deposits, which is the Company’s most expensive deposit category, increased by a total of $20.7 million as seen in the table above. The average rate paid on interest-bearing deposits by the Company in 2018 was 0.60% compared to 0.46% in 2017.

As loan growth accelerated, the Company made strategic increases in the rates on time deposits in certain maturities to fund loan growth and manage its interest-rate risk. Selected money market deposit rates were also raised in 2018 to attract and retain desirable customers relationships as market and competitors' rates increased. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity at the dates presented.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

As of December 31,	2018	2017
	(in thousands)
Maturing in:
Within 3 months	$19,121	$25,136
3 through 6 months	8,699	11,192
6 through 12 months	25,820	8,830
Greater than 12 months	75,689	76,418
	$129,329	$121,576

Capital Resources
Total stockholders' equity as of December 31, 2018 was $102.0 million, up 5.83% from $96.4 million on December 31, 2017 as the increase in retained earnings and capital acquired in the Citizens acquisition offset increases in accumulated other comprehensive loss, net.

The Company’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.

In June 2013, the federal bank regulatory agencies adopted the Basel III Final Rules (i) to implement the Basel III capital framework and (ii) for calculating risk-weighted assets. These rules became effective January 1, 2015, subject to limited phase-in periods. For an overview of the Basel III Final Rules, refer to “Regulation and Supervision” included in Item 1, “Business” of this report on Form 10-K.

The following is a summary of the Company's capital ratios for the past two years. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2018 Regulatory Minimums	2018	2017
Common Equity Tier 1 Capital	4.50%	11.44%	11.18%
Tier 1 Capital	6.00%	11.44%	11.18%
Total Capital	8.00%	12.59%	12.28%
Tier 1 Leverage	4.00%	9.77%	9.98%

Year-end book value per share was $19.68 in 2018 and $19.20 in 2017. The common stock of the Company has not been extensively traded. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF.” There were 1,635 stockholders of record of the Company as of March 12, 2019. This stockholder count does not include stockholders who hold their stock in a nominee registration.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of December 31, 2018, the Company had $245.9 million in FHLB borrowing availability. As of year-end 2018 and 2017, the Company had $55.0 million and $45.0 million available in federal funds lines of credit to address any short-term borrowing needs.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2018 and December 31, 2017. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

	December 31, 2018			December 31, 2017
	Total	In Use	Available	Total	In Use	Available
	(dollars in thousands)
SOURCES
Federal funds lines of credit	$55,000	$-	$55,000	$55,000	$10,000	$45,000
Federal Home Loan Bank advances	305,937	60,000	245,937	284,513	67,500	217,013
Federal funds sold & balances at the Federal Reserve			20,673			586
Securities, available-for-sale and unpledged at fair value			88,350			90,536
Total short-term funding sources			409,960			353,135

USES
Unfunded loan commitments and lending lines of credit			71,186			68,152
Letters of credit			2,469			999
Commitments to purchase assets			-			-
Total potential short-term funding uses			73,655			69,151

Liquidity coverage ratio			556.6%			510.7%

The fair value of unpledged available-for-sale securities decreased from December 31, 2017 to December 31, 2018 primarily due to declining balances in the securities portfolio. Unpledged available-for-sale securities also declined due to a $5.1 million increase in customer repurchase agreements. The increase in repurchase agreements from December 31, 2017 to December 31, 2018 was primarily a result of balance fluctuations in the account of a single customer.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity or operations. The Company’s internal sources of liquidity are deposits, loan and investment repayments and securities available-for-sale. The Company’s primary external source of liquidity is advances from the FHLB.

The Company’s operating activities provided $12.2 million of cash during the year ended December 31, 2018, compared to $9.4 million provided during 2017. The Company’s investing activities provided $12.0 million of cash during 2018, compared to $98.4 million used during 2017, principally due to lower loan growth. The Company’s financing activities provided $3.6 million of cash during 2018 compared to $77.5 million of cash provided during 2017. This change is principally due to increases in FHLB advances in 2017.

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

Off-Balance Sheet Lending Related Commitments
The Company had $147.2 million in consumer and commercial commitments at December 31, 2018. As of the same date, the Company also had $8.2 million in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2018:

Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Short-Term Debt Obligations	$38,775	$38,775	$-	$-	$-
Long-Term Debt Obligations	49,550	20,600	28,800	150	-
Operating Lease Obligations	781	331	450	-	-
Total contractual cash obligations excluding deposits	89,106	59,706	29,250	150	-
Deposits	843,144	714,483	91,919	36,742	-
Total	$932,250	$774,189	$121,169	$36,892	$-

Short-term debt obligations include federal funds purchased, overnight repurchase agreements and Federal Home Loan Bank advances maturing within a year of origination. Long-term debt obligations consist of Federal Home Loan Bank advances with original maturities greater than one year.

Short-Term Borrowings
Certain short-term borrowings at December 31, 2018 and 2017 are presented below. Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders’ equity at the same date.

TABLE XII
SHORT-TERM BORROWINGS

	2018		2017
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Balance at December 31,
Federal funds purchased	$-	-	$10,000	1.62%
Repurchase agreements	25,775	0.10%	20,693	0.10%
Federal Home Loan Bank advances	13,000	2.58%	47,500	1.51%

Average daily balance for the year ended December 31,
Federal funds purchased	$358	1.75%	$854	1.52%
Repurchase agreements	26,163	0.10%	24,889	0.10%
Federal Home Loan Bank advances	36,356	1.83%	27,589	1.24%

Maximum month-end outstanding balance:
Federal funds purchased	$10,000		$10,000
Repurchase agreements	36,141		36,809
Federal Home Loan Bank advances	68,500		47,500

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Old Point Financial Corporation
Hampton, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 18, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Winchester, Virginia
March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Old Point Financial Corporation
Hampton, Virginia

Opinion on the Internal Control Over Financial Reporting
We have audited Old Point Financial Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company, and our report dated March 18, 2019 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 18, 2019

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2018	2017
	(dollars in thousands, except per share data)
Assets

Cash and due from banks	$19,915	$13,420
Interest-bearing due from banks	20,000	908
Federal funds sold	2,302	84
Cash and cash equivalents	42,217	14,412
Securities available-for-sale, at fair value	148,247	157,121
Restricted stock, at cost	3,853	3,846
Loans held for sale	479	779
Loans, net	763,898	729,092
Premises and equipment, net	36,738	37,197
Bank-owned life insurance	26,763	25,981
Other real estate owned, net	83	-
Goodwill	1,650	621
Core deposit intangible, net	407	-
Other assets	13,848	12,777
Total assets	$1,038,183	$981,826

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$246,265	$225,716
Savings deposits	367,915	345,053
Time deposits	228,964	212,825
Total deposits	843,144	783,594
Federal funds purchased	-	10,000
Overnight repurchase agreements	25,775	20,693
Federal Home Loan Bank advances	60,000	67,500
Other borrowings	2,550	-
Accrued expenses and other liabilities	4,708	3,651
Total liabilities	936,177	885,438

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,184,289 and 5,019,703 shares outstanding (includes 13,689 and 2,245 unvested restricted shares, respectively)	25,853	25,087
Additional paid-in capital	20,698	17,270
Retained earnings	57,611	54,738
Accumulated other comprehensive loss, net	(2,156)	(707)
Total stockholders' equity	102,006	96,388
Total liabilities and stockholders' equity	$1,038,183	$981,826

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2018	2017
	(dollars in thousands, except per share data)
Interest and Dividend Income:
Loans, including fees	$34,446	$29,191
Due from banks	198	15
Federal funds sold	21	8
Securities:
Taxable	2,080	1,964
Tax-exempt	1,221	1,601
Dividends and interest on all other securities	291	155
Total interest and dividend income	38,257	32,934

Interest Expense:
Savings deposits	628	342
Time deposits	2,916	2,208
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	131	38
Federal Home Loan Bank advances	1,294	424
Total interest expense	4,969	3,012
Net interest income	33,288	29,922
Provision for loan losses	2,861	4,160
Net interest income, after provision for loan losses	30,427	25,762

Noninterest Income:
Fiduciary and asset management fees	3,726	3,786
Service charges on deposit accounts	4,157	3,874
Other service charges, commissions and fees	3,547	3,431
Bank-owned life insurance income	782	774
Mortgage banking income	788	645
Gain on sale of available-for-sale securities, net	120	96
Gain on acquisition of Old Point Mortgage	-	550
Other operating income	151	151
Total noninterest income	13,271	13,307

Noninterest Expense:
Salaries and employee benefits	22,580	20,863
Pension termination settlement	-	3,350
Occupancy and equipment	6,021	5,864
Data processing	1,327	1,032
FDIC insurance	701	478
Customer development	611	575
Professional services	2,296	2,069
Employee professional development	749	794
Other taxes	580	563
ATM and other losses	407	667
Loss (gain) on other real estate owned	86	(18)
Merger expenses	655	241
Other operating expenses	2,487	2,717
Total noninterest expense	38,500	39,195
Income (loss) before income taxes	5,198	(126)
Income tax expense (benefit)	279	(97)
Net income (loss)	$4,919	$(29)

Basic earnings (loss) per share:
Weighted average shares outstanding	5,141,364	4,991,060
Net income (loss) per share of common stock	$0.96	$(0.01)

Diluted earnings (loss) per share:
Weighted average shares outstanding	5,141,429	4,991,060
Net income (loss) per share of common stock	$0.96	$(0.01)

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
	Years Ended December 31,
	2018	2017
	(dollars in thousands)

Net income (loss)	$4,919	$(29)
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(1,233)	1,032
Changes in defined benefit plan assets and benefit obligations	-	2,469
Other comprehensive income (loss), net of tax	(1,233)	3,501
Comprehensive income	$3,686	$3,472

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(dollars in thousands, except per share data)

Balance at December 31, 2016	4,961,258	$24,806	$16,427	$56,965	$(4,208)	$93,990

Net loss	-	-	-	(29)	-	(29)
Other comprehensive income, net of tax	-	-	-	-	3,501	3,501
Exercise of stock options	58,105	290	875	-	-	1,165
Employee Stock Purchase Plan share issuance	3,548	18	81	-	-	99
Repurchase of common stock related to stock option exercises	(5,453)	(27)	(130)	-	-	(157)
Stock-based compensation expense	-	-	17	-	-	17
Cash dividends ($0.44 per share)	-	-	-	(2,198)	-	(2,198)

Balance at December 31, 2017	5,017,458	$25,087	$17,270	$54,738	$(707)	$96,388

Net income	-	-	-	4,919	-	4,919
Other comprehensive loss, net of tax	-	-	-	-	(1,233)	(1,233)
Issuance of common stock related to acquisition	149,625	748	3,199	-	-	3,947
Reclassification of the stranded income tax effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	139	(139)	-
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	-	-	-	77	(77)	-
Employee Stock Purchase Plan share issuance	3,517	18	69	-	-	87
Stock-based compensation expense	-	-	160	-	-	160
Cash dividends ($0.44 per share)	-	-	-	(2,262)	-	(2,262)

Balance at December 31, 2018	5,170,600	$25,853	$20,698	$57,611	$(2,156)	$102,006

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,919	$(29)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,469	2,742
Accretion related to acquisition, net	(341)	-
Provision for loan losses	2,861	4,160
Gain on sale of securities, net	(120)	(96)
Net amortization of securities	1,687	2,247
(Increase) decrease in loans held for sale, net	300	(779)
Net (gain) loss on disposal of premises and equipment	9	4
Net (gain) loss on write-down/sale of other real estate owned	86	(18)
Income from bank owned life insurance	(782)	(774)
Stock compensation expense	160	17
Deferred tax benefit	(164)	(117)
(Increase) decrease in other assets	338	458
Increase (decrease) in accrued expenses and other liabilities	732	3,177
Pension plan contribution	-	(1,554)
Net cash provided by operating activities	12,154	9,438

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(26,002)	(23,095)
Proceeds from redemption (cash used in purchases) of restricted securities, net	270	(2,876)
Proceeds from maturities and calls of available-for-sale securities	10,990	50,290
Proceeds from sales of available-for-sale securities	12,536	4,480
Paydowns on available-for-sale securities	10,183	9,981
Proceeds from sale of loans held for investment	8,746	-
Net increase in loans held for investment	(3,568)	(137,615)
Proceeds from sales of other real estate owned	210	1,084
Purchases of premises and equipment	(478)	(619)
Cash paid in acquisition	(3,164)	-
Cash acquired in acquisition	2,304	-
Net cash provided by (used in) investing activities	12,027	(98,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	14,236	(2,925)
Increase in savings deposits	15,487	601
Increase (decrease) in time deposits	(14,056)	1,416
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	(2,368)	11,989
Increase in Federal Home Loan Bank advances	140,500	167,500
Repayment of Federal Home Loan Bank advances	(148,000)	(100,000)
Proceeds from exercise of stock options and ESPP issuance	87	1,264
Repurchase and retirement of common stock	-	(157)
Cash dividends paid on common stock	(2,262)	(2,198)
Net cash provided by (used in) financing activities	3,624	77,490

Net increase (decrease) in cash and cash equivalents	27,805	(11,442)
Cash and cash equivalents at beginning of period	14,412	25,854
Cash and cash equivalents at end of period	$42,217	$14,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,735	$2,880
Income tax	-	600

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(1,560)	$1,563
Loans transferred to other real estate owned	203	-
Decrease in pension liability	-	3,741

TRANSACTIONS RELATED TO ACQUISITIONS
Assets acquired	$50,406	$-
Liabilities assumed	44,324	-
Common stock issued in acquisition	3,947	-

See Notes to Consolidated Financial Statements.

NOTE 1, Significant Accounting Policies

THE COMPANY
Headquartered in Hampton, Virginia, Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2018, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through its Old Point Mortgage division. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Old Point Financial Corporation (the Company) and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
In preparing Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, accounting for acquired loans, and the valuation allowance on other real estate owned.

BUSINESS COMBINATIONS
Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations, appraisals, and internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquiree and the closing date and apply applicable recognition principles and conditions. If they are necessary to implement its plan to exit an activity of an acquiree, costs that the Company expects, but is not obligated, to incur in the future are not liabilities at the acquisition date, nor are costs to terminate the employment or relocate an acquiree’s employees. The Company does not recognize these costs as part of applying the acquisition method. Instead, the Company recognizes these costs as expenses in its post-combination financial statements in accordance with other applicable GAAP.

Merger-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for merger-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These merger-related costs are included on the Company’s Consolidated Statements of Operations classified within the noninterest expense caption.

On April 1, 2018, the Company acquired Citizens National Bank (Citizens) based in Windsor, Virginia. Refer to Note 2 for further discussion.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
Most of the Company’s activities are with customers located within the Hampton Roads region. The types of securities that the Company invests in are included in Note 4. The types of lending that the Company engages in are included in Note 5. The Company has significant concentrations in the following industries: construction, lessors of real estate, activities related to real estate, ambulatory health care and religious organizations. The Company does not have any significant concentrations to any one customer.

At December 31, 2018 and 2017, there were $347.9 million and $317.2 million, or 44.94% and 42.95%, respectively, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Refer to Note 5 for further detail.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all of which mature within 90 days.

INTEREST-BEARING DEPOSITS IN BANKS
Interest-bearing deposits in banks mature within one year and are carried at cost.

SECURITIES
Certain debt securities that management has the positive intent and ability to hold until maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, excluding equity securities with readily determinable fair values which are recorded at fair value through the income statement, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

RESTRICTED STOCK, AT COST
The Company, as a member of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), is required to maintain an investment in the capital stock of both the FRB and the FHLB. As a result of the acquisition of Citizens, the Company also has an investment in the capital stock of Community Bankers' Bank (CBB). Based on the redemption provisions of these investments, the stocks have no quoted market value, are carried at cost and are listed as restricted securities. The Company reviews its holdings for impairment based on the ultimate recoverability of the cost basis in the FRB, FHLB, and CBB stock.

LOANS HELD FOR SALE
The Company records loans held for sale using the lower of cost or fair value. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The change in fair value of loans held for sale is recorded as a component of “Mortgage banking income” within the Company’s Consolidated Statements of Operations.

LOANS
The Company extends loans to individual consumers and commercial customers for various purposes. Most of the Company’s loans are secured by real estate, including real estate construction loans and real estate mortgage loans (i.e., residential 1-4 family mortgages, commercial real estate loans, second mortgages and equity lines of credit).  Other loans are secured by collateral that is not real estate, which may include inventory, accounts receivable, equipment or other personal property. A substantial portion of the loan portfolio is represented by real estate mortgage loans throughout Hampton Roads. The ability of the Company’s debtors to honor their contracts is dependent in part upon the real estate and general economic conditions in this area.

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

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses (ALL) is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Each segment of the portfolio is pooled by risk grade or by days past due. Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2018 and 2017 management used eight twelve-quarter migration periods.

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

Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree's previously established ALL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either purchased credit-impaired (PCI) or purchased performing.

PCI loans reflect credit quality deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These PCI loans are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The PCI loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference” and is not recorded. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

On an annual basis, the estimate of cash flows expected to be collected on PCI loans is evaluated. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for loan losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for loan losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

The Company's PCI loans currently consist of loans acquired in connection with the acquisition of Citizens. PCI loans that were classified as nonperforming loans by Citizens are no longer classified as nonperforming so long as, at re-estimation periods, it is expected to fully collect the new carrying value of the pools of loans.

The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount.  The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses may be required for any deterioration in these loans in future periods.

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

PENSION PLAN
The Company had a non-contributory defined benefit pension plan, which was frozen by the Company in 2006 and terminated in 2017. This plan was terminated in the fourth quarter of 2017.

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. No uncertain tax positions were recorded in 2018 or 2017.

On December 22, 2017, the Tax Act was signed into law. Refer to Note 14 “Income Taxes” for additional information.

EARNINGS PER COMMON SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to shares to be issued as part of the employee stock purchase plan and are determined using the treasury stock method.

TRUST ASSETS AND INCOME
Securities and other property held by Trust in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying Consolidated Financial Statements.

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred. Advertising expense for the years ended 2018 and 2017 was $255 thousand and $249 thousand, respectively.

COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income, net of tax. Other comprehensive income (loss), net of tax includes unrealized gains and losses on securities available-for-sale and unrealized losses related to changes in the funded status of the pension plan which are also recognized as separate components of equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 ("Codification Improvements to Topic 842, Leases") and ASU 2018-11 ("Leases (Topic 842): Targeted Improvements"). Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company adopted ASU 2018-11 on January 2, 2019 using the optional transition method. As the Company owns the majority of its buildings, management does not anticipate that the ASU will have a material impact on its consolidated financial statements.

The Company plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which allows the Company to carry forward historical lease classifications. In addition, the Company will elect the short-term lease exemption practical expedient in which leases with an initial term of twelve months or less are not capitalized and are not recorded on the balance sheet. Lastly, the Company plans to elect the practical expedient related to accounting for lease and non-lease components as a single lease component.

While the Company has evaluated this ASU 2018-11 and the effect of related disclosures, the Company expects that the primary effect of adoption will be to require recording right-of-use assets and corresponding lease obligations for current operating leases, which is estimated at approximately $751 thousand, as of the adoption of this standard, which is based on the Company’s current outstanding lease population detailed in Note 7. Upon adoption, the Company implemented a new system of record and new accounting policies and internal controls related to the standard.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model will replace the Company's current accounting for PCI and impaired loans. This ASU also amends the AFS debt securities OTTI model. This ASU is effective for fiscal years beginning after December 15, 2019. The Company has formed a committee to oversee the adoption of the new standard, has engaged a third party to assist with implementation, and is continuing to evaluate the impact ASU No. 2016-13 will have on its consolidated financial statements. This ASU contains significant differences from existing GAAP, and the implementation of this ASU may result in increases to the Company's reserves for credit losses of financial instruments; however, the Company is still finalizing its estimate of the quantitative impact of this standard.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

ACCOUNTING STANDARDS ADOPTED IN 2018
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU requires an entity to, among other things: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU No. 2016-01 on January 1, 2018, and during the first quarter of 2018, measured its equity investments at fair value through net income and reclassified $77 thousand of AOCI to retained earnings, with no effect on total stockholders' equity. During the second quarter of 2018, the Company sold the equity investments, recognizing an additional gain on sale of $24 thousand, net of tax. The Company also measured the fair value of its loan portfolio and time deposits at December 31, 2018 using an exit price notion (see Note 16. Fair Value Measurements).

In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company has elected to reclassify the stranded income tax effects from the Tax Act in the consolidated financial statements for the period ending March 31, 2018. The reclassification decreased AOCI and increased retained earnings by $139 thousand, with no effect on total stockholders' equity.

On January 1, 2018 the Company adopted ASU 2014-09 "Revenue from Contracts with Customers" and all subsequent amendments to the ASU (collectively, ASC 606). The majority of the Company's revenues are associated with financial instruments, including loans and securities, to which ASC 606 does not apply. ASC 606 is applicable to certain noninterest revenues including services charges on deposit accounts, interchange fees, merchant services income, trust and asset management income, and the sale of other real estate owned. However, the recognition of these revenue streams, with the exception of interchange income, did not change upon adoption of ASC 606. Substantially all of the Company's revenue is generated from contracts with customers. Noninterest revenue streams in-scope of ASC 606 are discussed below.

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

Other Service Charges, Commissions and Fees
Other service charges, commissions and fees are primarily comprised of debit card income, ATM fees, merchant services income, investment services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company's debit and credit cards are processed through card payment networks. During the third quarter of the 2018, the Company entered into a renewal vendor contract and determined, based on an agent capacity, to retrospectively reclassify debit card expenses against debit card revenue creating a net presentation. For the years ended December 31, 2018 and 2017, the amounts reclassified were $711 thousand and $751 thousand, respectively. These reclassifications had no impact on net income for the reporting periods. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Investment services income relates to commissions earned on brokered trades of investment securities. Other service charges include revenue from processing wire transfers, safe deposit box rentals, cashier's checks, and other services. The Company's performance obligation for other service charges, commission and fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Other Operating Income
Other operating income mainly consists of check sales to customers and fees charged for the early redemption of time deposits. Other operating income is largely transactional based, and therefore, the Company's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is generally received immediately.

NOTE 2, Acquisitions

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

	As Recorded by Citizens	Fair Value Adjustments	As Recorded by the Company
Consideration paid:
Cash			$3,164
Company common stock			3,947
Total purchase price			$7,111

Identifiable assets acquired:
Cash and cash equivalents	$2,304	$-	$2,304
Securities available for sale	1,959	-	1,959
Restricted securities, at cost	278	-	278
Loans, net	42,824	(34)	42,790
Premises and equipment	1,070	450	1,520
Other real estate owned	237	(61)	176
Core deposit intangibles	-	440	440
Other assets	1,055	(116)	939
Total assets	$49,727	$679	$50,406

Identifiable liabilities assumed:
Deposits	$43,754	$246	$44,000
Other liabilities	324	-	324
Total liabilities	$44,078	$246	$44,324

Net assets acquired			$6,082
Preliminary goodwill			$1,029

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.  Purchased intangible assets subject to amortization, such as the core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, (purchased credit-impaired) and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, (purchased performing). The fair values of the purchased performing loans were $42.1 million and the fair value of the purchased credit-impaired loans were $710 thousand.

The following table presents the purchased credit-impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$1,031
Nonaccretable difference	(211)
Cash flows expected to be collected	820
Accretable yield	(110)
Fair value of purchased credit-impaired loans	$710

The amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments related to the Citizens acquisition had the following impact on the Consolidated Statements of Operations during the year ended December 31, 2018 (dollars in thousands). The acquisition occurred on April 1, 2018, therefore the comparative 2017 period had no impact.

Purchased performing loans	$181
Purchased credit-impaired loans	77
Certificate of deposit valuation	116
Amortization of core deposit intangible	(33)
Net impact to income before income taxes	$341
NOTE 3, Restrictions on Cash and Amounts Due from Banks

The Company is subject to reserve balance requirements determined by applying the reserve ratios specified in the Federal Reserve Board's Regulation D. At December 31, 2018 and 2017, the Company had no balance requirements on any of its accounts. The Company had approximately $5.1 million and $0.5 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2018 and December 31, 2017, respectively.

NOTE 4, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2018
U.S. Treasury securities	$12,323	$6	$(1)	$12,328
Obligations of U.S. Government agencies	10,868	2	(156)	10,714
Obligations of state and political subdivisions	49,194	155	(512)	48,837
Mortgage-backed securities	73,444	93	(2,346)	71,191
Money market investments	1,897	-	-	1,897
Corporate bonds and other securities	3,250	42	(12)	3,280
Total	$150,976	$298	$(3,027)	$148,247

December 31, 2017
Obligations of U.S. Government agencies	$9,530	$27	$(122)	$9,435
Obligations of state and political subdivisions	64,413	489	(137)	64,765
Mortgage-backed securities	75,906	-	(1,610)	74,296
Money market investments	1,194	-	-	1,194
Corporate bonds and other securities	7,049	195	(10)	7,234
Other marketable equity securities	100	97	-	197
Total	$158,192	$808	$(1,879)	$157,121

Securities with a fair value of $59.9 million and $66.6 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2018, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2018
	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)

Due in one year or less	$11,285	$11,281
Due after one year through five years	27,800	27,427
Due after five years through ten years	31,214	30,628
Due after ten years	78,780	77,014
Total debt securities	149,079	146,350
Other securities without stated maturities	1,897	1,897

Total securities	$150,976	$148,247

The following table provides information about securities sold in the years ended December 31:

	2018	2017
	(in thousands)

Proceeds from sales	$12,536	$4,480

Gross realized gains	$131	$96

Gross realized losses	$11	$-

OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
Management assesses whether the Company intends to sell or it is more-likely-than-not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the Company separates the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of expected future cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

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

The Company did not record impairment charges on securities for the years ended December 31, 2018 and 2017.

The following table shows the number of securities with unrealized losses, the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
U.S. Treasury securities	$1	$2,484	$-	$-	$1	$2,484	1
Obligations of U.S. Government agencies	47	6,014	109	3,206	156	9,220	15
Obligations of state and political subdivisions	10	5,829	502	23,727	512	29,556	45
Mortgage-backed securities	-	-	2,346	63,930	2,346	63,930	24
Corporate bonds and other securities	1	100	11	389	12	489	3
Total securities available-for-sale	$59	$14,427	$2,968	$91,252	$3,027	$105,679	88

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U. S. Government agencies	$11	$3,189	$111	$3,089	$122	$6,278	13
Obligations of state and political subdivisions	32	11,141	105	10,999	137	22,140	29
Mortgage-backed securities	67	9,742	1,543	64,554	1,610	74,296	24
Corporate bonds and other securities	2	1,098	8	792	10	1,890	11
Total securities available-for-sale	$112	$25,170	$1,767	$79,434	$1,879	$104,604	77

Certain investments within the Company’s portfolio had unrealized losses at December 31, 2018 and December 31, 2017, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. The Company purchases only highly-rated securities, including U.S. government agencies and mortgage-backed securities guaranteed by government-sponsored entities. The municipal and corporate securities portfolios are reviewed regularly to ensure that ratings of individual securities have not deteriorated below the threshold established by the Company's policy.

Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2018 or December 31, 2017.

As of December 31, 2018, there were 65 individual available-for-sale securities with a total fair value of $91.3 million that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $3.0 million and consisted of municipal obligations, mortgage-backed securities, and other securities. As of December 31, 2017, there were 40 individual available-for-sale securities with a fair value totaling $79.4 million that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $1.8 million and consisted of municipal obligations, mortgage-backed securities, corporate bonds, and other securities. The Company has determined that these securities are temporarily impaired at December 31, 2018 and 2017 for the reasons set out below:

Mortgage-backed securities. This category’s unrealized losses are primarily the result of interest rate fluctuations.  Because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell the investments, and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired. Also, the majority of the Company’s mortgage-backed securities are agency-backed securities, which have a government guarantee.

Obligations of state and political subdivisions.  This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the credit crisis on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate bonds. The Company’s unrealized losses in corporate debt securities are related to both interest rate fluctuations and ratings downgrades for a limited number of securities. The majority of the securities remain investment grade and the Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment.  Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Restricted Stock
The restricted stock category is comprised of FHLB, Federal Reserve Bank, and CBB stock. These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, these investments are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

NOTE 5, Loans and Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s loan portfolio as of the dates indicated:

	December 31, 2018	December 31, 2017
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$110,009	$101,021
Commercial - owner occupied	155,245	159,268
Commercial - non-owner occupied	131,287	107,514
Multifamily	28,954	22,900
Construction	32,383	27,489
Second mortgages	17,297	17,918
Equity lines of credit	57,649	56,610
Total mortgage loans on real estate	532,824	492,720
Commercial and industrial loans	63,398	60,398
Consumer automobile loans	120,796	119,251
Other consumer loans	48,342	54,974
Other (1)	8,649	11,197
Total loans	774,009	738,540
Less: Allowance for loan losses	(10,111)	(9,448)
Loans, net of allowance and deferred fees (2)	$763,898	$729,092

(1) Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $628 thousand and $424 thousand at December 31, 2018 and December 31, 2017, respectively.

(2) Net deferred loan costs totaled $864 thousand and $916 thousand at December 31, 2018 and December 31, 2017, respectively.

ACQUIRED LOANS
The Company had no acquired loans as of December 31, 2017. The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheet as of December 31, 2018 are as follows:

December 31, 2018
(in thousands)
Outstanding principal balance	$31,940
Carrying amount	31,497

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned, as of December 31, 2018 are as follows:

December 31, 2018
(in thousands)
Outstanding principal balance	$246
Carrying amount	91

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, at December 31, 2018:

December 31, 2018
(in thousands)
Balance at January 1, 2018	$-
Additions from acquisition of Citizens	110
Accretion	(98)
Other changes, net	-
Ending balance	$12

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

·	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

	Credit Quality Information As of December 31, 2018
	Pass	OAEM	Substandard	Total
			(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$108,274	$-	$1,735	$110,009
Commercial - owner occupied	140,664	4,067	10,514	155,245
Commercial - non-owner occupied	121,523	3,937	5,827	131,287
Multifamily	28,954	-	-	28,954
Construction	31,896	71	416	32,383
Second mortgages	17,007	-	290	17,297
Equity lines of credit	56,893	-	756	57,649
Total mortgage loans on real estate	505,211	8,075	19,538	532,824
Commercial and industrial loans	60,967	1,987	444	63,398
Consumer automobile loans	120,365	-	431	120,796
Other consumer loans	48,298	-	44	48,342
Other	8,649	-	-	8,649
Total	$743,490	$10,062	$20,457	$774,009

	Credit Quality Information As of December 31, 2017
	Pass	OAEM	Substandard	Total
			(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$98,656	$-	$2,365	$101,021
Commercial - owner occupied	142,778	4,944	11,546	159,268
Commercial - non-owner occupied	98,597	5,582	3,335	107,514
Multifamily	22,900	-	-	22,900
Construction	26,694	74	721	27,489
Second mortgages	17,211	431	276	17,918
Equity lines of credit	56,318	-	292	56,610
Total mortgage loans on real estate	463,154	11,031	18,535	492,720
Commercial and industrial loans	58,091	1,469	838	60,398
Consumer automobile loans	119,211	-	40	119,251
Other consumer loans	54,926	-	48	54,974
Other	11,197	-	-	11,197
Total	$706,579	$12,500	$19,461	$738,540

As of December 31, 2018 and 2017 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of December 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Acquired Impaired	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,165	$553	$536	$-	$107,755	$110,009	$179
Commercial - owner occupied	1,059	83	-	91	154,012	155,245	-
Commercial - non-owner occupied	-	-	2,970	-	128,317	131,287	-
Multifamily	-	-	-	-	28,954	28,954	-
Construction	-	-	622	-	31,761	32,383	205
Second mortgages	65	-	135	-	17,097	17,297	136
Equity lines of credit	60	-	-	-	57,589	57,649	-
Total mortgage loans on real estate	2,349	636	4,263	91	525,485	532,824	520
Commercial and industrial loans	1,595	-	-	-	61,803	63,398	-
Consumer automobile loans	1,645	291	114	-	118,746	120,796	113
Other consumer loans	1,333	621	1,852	-	44,536	48,342	1,852
Other	133	8	12	-	8,496	8,649	12
Total	$7,055	$1,556	$6,241	$91	$759,066	$774,009	$2,497

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the past due totals include student and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $4.0 million at December 31, 2018.

Age Analysis of Past Due Loans as of December 31, 2017
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$229	$153	$1,278	$99,361	$101,021	$261
Commercial - owner occupied	194	595	1,753	156,726	159,268	-
Commercial - non-owner occupied	-	176	-	107,338	107,514	-
Multifamily	-	-	-	22,900	22,900	-
Construction	-	-	721	26,768	27,489	-
Second mortgages	15	-	163	17,740	17,918	45
Equity lines of credit	75	19	53	56,463	56,610	-
Total mortgage loans on real estate	513	943	3,968	487,296	492,720	306
Commercial and industrial loans	709	-	1,060	58,629	60,398	471
Consumer automobile loans	517	122	41	118,571	119,251	41
Other consumer loans	2,222	544	2,360	49,848	54,974	2,360
Other	84	9	4	11,100	11,197	4
Total	$4,045	$1,618	$7,433	$725,444	$738,540	$3,182

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the other consumer category includes student loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $4.2 million at December 31, 2017.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	December 31, 2018	December 31, 2017
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,386	$1,447
Commercial - owner occupied	5,283	7,824
Commercial - non-owner occupied	4,371	1,644
Construction	417	721
Second mortgages	155	118
Equity lines of credit	231	292
Total mortgage loans on real estate	11,843	12,046
Commercial and industrial loans	298	836
Consumer loans	-	-
Total	$12,141	$12,882

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Years Ended December 31,
	2018	2017
	(in thousands)
Interest income that would have been recorded under original loan terms	$533	$474
Actual interest income recorded for the period	336	281
Reduction in interest income on nonaccrual loans	$197	$193

TROUBLED DEBT RESTRUCTURINGS
The Company’s loan portfolio includes certain loans classified as TDRs, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company defines a TDR as nonperforming if the TDR is in nonaccrual status or is 90 days or more past due and still accruing interest at the report date. When the Company modifies a loan, management evaluates any possible impairment as discussed further below under Impaired Loans.

The following tables present TDRs during the periods indicated, by class of loan:

Troubled Debt Restructurings by Class For the Year Ended December 31, 2018
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2018
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	1	$296	$187	$188
Equity lines of credit	1	248	231	231
Total mortgage loans on real estate	2	544	418	419
Commercial and industrial loans	1	146	138	139
Total	3	$690	$556	$558

Troubled Debt Restructurings by Class For the Year Ended December 31, 2017
	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2017
	(dollars in thousands)
Mortgage loans on real estate:
Residential 1-4 family	1	$142	$142	$140
Commercial - owner occupied	2	3,663	3,663	3,663
Commercial - non-owner occupied	1	1,469	1,469	1,469
Total	4	$5,274	$5,274	$5,272

Of the loans restructured in 2018, one was given a below-market rate for debt with similar risk characteristics and two were granted terms that the Company would not otherwise extend to borrowers with similar risk characteristics. Two of the loans restructured in 2017 were given below-market rates for debt with similar risk characteristics and two were granted terms that the Company would not otherwise extend to borrowers with similar risk characteristics.

At December 31, 2018 and 2017, the Company had no outstanding commitments to disburse additional funds on any TDR. There were no loans secured by residential 1 - 4 family real estate that were in the process of foreclosure at December 31, 2018. At December 31, 2017, the Company had $77 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure.

In the years ended December 31, 2018 and 2017 there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of December 31, 2018				For the Year Ended December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,057	$1,686	$239	$51	$2,073	$66
Commercial	15,254	12,721	-	-	14,232	455
Construction	509	417	92	18	665	7
Second mortgages	496	347	148	33	508	15
Equity lines of credit	232	-	232	3	301	1
Total mortgage loans on real estate	$18,548	$15,171	$711	$105	$17,779	$544
Commercial and industrial loans	384	78	220	11	446	5
Consumer loans	38	-	-	-	43	-
Total	$18,970	$15,249	$931	$116	$18,268	$549

Impaired Loans by Class
	As of December 31, 2017				For the Year Ended December 31, 2017
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment		Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,873	$2,499	$316	$52		$2,525	$90
Commercial	15,262	11,622	1,644	1		13,541	579
Construction	814	721	92	18		406	23
Second mortgages	473	318	135	14		464	20
Equity lines of credit	293	53	239	10		261	-
Total mortgage loans on real estate	$19,715	$15,213	$2,426	$95		$17,197	$712
Commercial and industrial loans	1,115	836	-	-		1,388	30
Consumer loans	-	-	-	-		41	-
Total	$20,830	$16,049	$2,426	$95	$	$ 18,626	$742

ALLOWANCE FOR LOAN LOSSES
Loans are either individually evaluated for impairment or pooled with like loans and collectively evaluated for impairment. Also, various qualitative factors are applied to each segment of the loan portfolio. The allowance for loan losses is the accumulation of these components. Management’s estimate is based on certain observable, historical data and other factors that management believes are most reflective of the underlying credit losses being estimated.

Management provides an allocated component of the allowance for loans that are individually evaluated for impairment. An allocated allowance is established when the discounted value of expected future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan. This allocation represents the sum of management’s estimated losses on each loan.

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

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Year Ended December 31, 2018	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,889	$541	$5,217	$1,644	$157	$9,448
Charge-offs	(81)	-	(1,625)	(769)	(367)	(2,842)
Recoveries	140	-	158	262	84	644
Provision for loan losses	392	(385)	2,206	217	431	2,861
Ending balance	2,340	156	5,956	1,354	305	10,111
Ending balance individually evaluated for impairment	11	18	87	-	-	116
Ending balance collectively evaluated for impairment	2,329	138	5,869	1,354	305	9,995
Ending balance acquired impaired loans	-	-	-	-	-	-
Ending balance	2,340	156	5,956	1,354	305	10,111
Loan Balances:
Ending balance individually evaluated for impairment	298	509	15,373	-	-	16,180
Ending balance collectively evaluated for impairment	63,009	31,874	485,068	169,138	8,649	757,738
Ending balance acquired impaired loans	91	-	-	-	-	91
Ending balance	$63,398	$32,383	$500,441	$169,138	$8,649	$774,009

For the Year Ended December 31, 2017	Commercial	Real Estate - Construction	Real Estate - Mortgage	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,493	$846	$5,267	$455	$184	$8,245
Charge-offs	(807)	-	(1,934)	(279)	(267)	(3,287)
Recoveries	37	104	45	56	88	330
Provision for loan losses	1,166	(409)	1,839	1,412	152	4,160
Ending balance	1,889	541	5,217	1,644	157	9,448
Ending balance individually evaluated for impairment	-	18	77	-	-	95
Ending balance collectively evaluated for impairment	1,889	523	5,140	1,644	157	9,353
Ending balance	1,889	541	5,217	1,644	157	9,448
Loan Balances:
Ending balance individually evaluated for impairment	836	813	16,826	-	-	18,475
Ending balance collectively evaluated for impairment	59,562	26,676	448,405	174,225	11,197	720,065
Ending balance	$60,398	$27,489	$465,231	$174,225	$11,197	$738,540

NOTE 6, Other Real Estate Owned (OREO)

The Company holds certain parcels of real estate due to completed foreclosure proceedings on defaulted loans or the closing of former branches. An analysis of the balance in OREO is as follows:

	Years Ended December 31,
	2018	2017
	(in thousands)
Balance at beginning of year	$-	$2,093
Transfers to OREO due to foreclosure	203	-
Other additions to foreclosed properties	176	-
Properties sold	(296)	(2,093)
Balance at end of year	$83	$-

Other additions to foreclosed properties in the table above are for properties acquired from Citizens.

OREO is presented net of a valuation allowance for losses. As the fair values of OREO change, adjustments are made to the recorded investment in the properties through the valuation allowance to ensure that all properties are recorded at the lower of cost or fair value. Properties written down in previous periods can be written back up if a current property valuation warrants the change, though never above the original cost of the property. An analysis of the valuation allowance on OREO is as follows:

	Years Ended December 31,
	2018	2017
	(in thousands)
Balance at beginning of year	$-	$1,026
Additions and write-downs	-	-
Reductions due to sales or increases in value	-	(1,026)
Balance at end of year	$-	$-

Expenses applicable to OREO include the following:

	Years Ended December 31,
	2018	2017
	(in thousands)
Net loss (gain) on sales of real estate	$86	$(18)
Provision for losses (net write-downs)	-	-
Operating expenses, net of income (1)	(1)	10
Total Expenses	$85	$(8)

(1) Included in other operating income and other operating expense on the Consolidated Statements of Operations.

NOTE 7, Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2018	2017
	(in thousands)
Land	$8,098	$7,663
Buildings	39,132	37,944
Construction in process	161	137
Leasehold improvements	861	861
Furniture, fixtures and equipment	18,904	19,675
	67,156	66,280
Less accumulated depreciation and amortization	30,418	29,083
	$36,738	$37,197

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $2.5 million and $2.7 million, respectively.

The Company has noncancellable leases on premises and equipment expiring at various dates, not including extensions, to the year 2020. Certain leases provide for increased annual payments based on increases in real estate taxes and the Consumer Price Index.

The total approximate minimum rental commitment at December 31, 2018 under noncancellable leases is $781 thousand which is due as follows (in thousands):

2019	$331
2020	256
2021	111
2022	83
Total	$781

The aggregate rental expense of premises and equipment was $349 thousand and $345 thousand for years ended December 31, 2018 and 2017, respectively.

NOTE 8, Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both December 31, 2018 and December 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.2 million and $3.5 million at December 31, 2018 and December 31, 2017, respectively. The expected terms of these investments and the related tax benefits run through 2033. Additional committed capital calls expected for the funds totaled $248 thousand and $1.1 million at December 31, 2018 and December 31, 2017, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheets. During the years ended December 31, 2018 and 2017, the Company recognized amortization expense of $320 thousand and $340 thousand, respectively, which was included within noninterest expense on the Consolidated Statements of Operations.

The table below summarizes the tax credits and other tax benefits recognized by the Company and related to these investments, as of the periods indicated:

	Years Ended December 31,
	2018	2017

Tax credits received	$496	$412
Tax benefit from losses	67	116
Total tax benefit	$563	$528

NOTE 9, Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2018 and 2017 was $43.4 million and $39.9 million, respectively. As of December 31, 2018, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2018 the scheduled maturities of time deposits (in thousands) are as follows:

2019	$100,140
2020	64,152
2021	27,930
2022	17,051
2023	19,691
Total	$228,964

NOTE 10, Borrowings

Short-Term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At December 31, 2018 and December 31, 2017 the remaining credit available from these lines totaled $55.0 million and $45.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $245.9 million and $217.0 million as of December 31, 2018 and December 31, 2017, respectively.

The following table presents total short-term borrowings as of the dates indicated (dollars in thousands):

	December 31, 2018	December 31, 2017
Federal funds purchased	$-	$10,000
Overnight repurchase agreements	25,775	20,693
Federal Home Loan Bank Advances	13,000	47,500
Total short-term borrowings	$38,775	$78,193

Maximum month-end outstanding balance	$99,898	$79,819
Average outstanding balance during the period	$62,877	$53,165
Average interest rate during the period	1.11%	0.72%
Average interest rate at end of period	0.93%	1.27%

Long-Term Borrowings

At December 31, 2018, the Company had the following long-term FHLB advances outstanding (dollars in thousands).

Long-term Type	Interest Rate	Maturity Date	Advance Amount
Fixed Rate Hybrid	1.54%	2/28/2019	$10,000
Fixed Rate Hybrid	1.90%	11/15/2019	10,000
Fixed Rate Hybrid	2.92%	4/17/2020	10,000
Fixed Rate Hybrid	2.77%	6/19/2020	10,000
Fixed Rate Hybrid	2.79%	8/28/2020	3,500
Fixed Rate Hybrid	2.89%	8/27/2021	3,500
			$47,000

At December 31, 2017, the Company had the following long-term FHLB advances outstanding (dollars in thousands).

Long-term Type	Interest Rate	Maturity Date	Advance Amount
Fixed Rate Hybrid	1.54%	2/28/2019	$10,000
Fixed Rate Hybrid	1.90%	11/15/2019	10,000
			$20,000

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At December 31, 2018 the outstanding balance was $2.6 million, and the then-current interest rate was 4.85%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at December 31, 2018.

NOTE 11, Share-Based Compensation

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of December 31, 2018, only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the year ended December 31, 2018 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2018	2,245	$33.60
Issued	11,444	26.32
Vested	-	-
Forfeited	-	-
Nonvested, December 31, 2018	13,689	$27.51

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.25 years.

The fair value of restricted stock granted during the year ended December 31, 2018 was $301 thousand.

The remaining unrecognized compensation expense for the shares granted during the year ended December 31, 2018 totaled $200 thousand as of December 31, 2018.

Stock-based compensation expense was $160 thousand and $17 thousand for the years ended December 31, 2018 and 2017, respectively.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and for 2018 and 2017 was set at 5%.

Total stock purchases under the ESPP amounted to 3,517 shares during 2018 and 3,548 shares during 2017. At December 31, 2018, the Company had 241,936 remaining shares reserved for issuance under this plan.

NOTE 12, Stockholders’ Equity and Earnings per Common Share

STOCKHOLDERS' EQUITY--OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Years Ended
	December 31,		Affected Line Item on Consolidated Statement of Income
	2018	2017
	(in thousands)
Available-for-sale securities
Realized gains (losses) on sales of securities	$120	$96	Gain on sale of available-for-sale securities, net
Tax effect	25	33	Income tax expense (benefit)
	$95	$63
Defined-benefit pension plan
Amortization of actuarial loss	$-	$(490)	Salaries and employee benefits
Tax effect	-	(167)	Income tax expense (benefit)
	$-	$(323)

Total reclassifications for the period	$95	$(260)

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plans (1)	Accumulated Other Comprehensive Loss

Balance at December 31, 2016	$(1,739)	$(2,469)	$(4,208)

Net change for the year ended December 31, 2017	1,032	2,469	3,501
Balance at December 31, 2017	$(707)	$-	$(707)

Net other comprehensive loss	(1,233)	-	(1,233)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI	(139)	-	(139)
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	(77)	-	(77)
Net change for the year ended December 31, 2018	(1,449)	-	(1,449)
Balance at December 31, 2018	$(2,156)	$-	$(2,156)

(1) Net change reflects termination and settlement of the pension plan during year ended December 31, 2017.

The following table presents the change in each component of other comprehensive income, net of tax on a pre-tax and after-tax basis for the periods indicated.

	Year Ended December 31, 2018
	Pretax	Tax Effect	Net-of-Tax
	(in thousands)
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,440)	$(302)	$(1,138)
Reclassification adjustment for gains recognized in income	(120)	(25)	(95)
Total change in accumulated other comprehensive loss, net	$(1,560)	$(327)	$(1,233)

	Year Ended December 31, 2017
	Pretax	Tax Effect	Net-of-Tax
	(in thousands)
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,659	$564	$1,095
Reclassification adjustment for gains recognized in income	(96)	(33)	(63)
Net change	1,563	531	1,032

Defined benefit pension plans:
Net actuarial loss for the period	(99)	(34)	(65)
Amortization of actuarial loss from prior period	490	167	323
Net change	3,741	1,272	2,469

Total change in accumulated other comprehensive loss, net	$5,304	$1,803	$3,501

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the employee stock purchase program.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2018 and 2017:

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Year Ended December 31, 2018
Net income, basic	$4,919	5,141	$0.96
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$4,919	5,141	$0.96

Year Ended December 31, 2017
Net loss, basic	$(29)	4,991	$(0.01)
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$(29)	4,991	$(0.01)

The Company had no antidilutive shares in 2018 or 2017. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

NOTE 13, Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal stockholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company’s board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal stockholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders' equity at December 31, 2018.

Annual activity consisted of the following:

	2018	2017
	(in thousands)
Balance, beginning of year	$4,287	$4,354
Additions	25	351
Reductions	(300)	(418)
Balance, end of year	$4,012	$4,287

Deposits from related parties held by the Company at December 31, 2018 and 2017 amounted to $12.5 million and $12.5 million, respectively.

NOTE 14, Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Company applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. Among other things, the Tax Act permanently reduced the corporate income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate income tax rate to 21%, companies were required to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the fourth quarter of 2017. During 2017, the Company recorded $1.2 million in additional tax expense based on the Company's analysis of the impact of the Tax Act. As of December 31, 2018, the Company completed our accounting for all of the enactment-date income tax effects of the Tax Act. No additional adjustments related the Tax Act were recorded in 2018.

The components of income tax expense for the current and prior year-ends are as follows:

	2018	2017
	(in thousands)
Current income tax expense	$443	$20
Deferred income tax benefit	(164)	(117)
Reported income tax expense (benefit)	$279	$(97)

A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
	2018	2017
	(in thousands)
Expected tax (benefit) expense	$1,092	$(43)
Interest expense on tax-exempt assets	18	23
Low-income housing tax credits	(496)	(412)
Tax-exempt interest, net	(303)	(628)
Bank-owned life insurance	(164)	(263)
Impact of Tax Act	-	1,221
Other, net	132	5
Reported income tax expense	$279	$(97)

The effective tax rates for 2018 and 2017 were 5.4% and (77.0%), respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,123	$1,984
Nonaccrual loans	112	82
Acquistion accounting	120	-
Other real estate owned	21	-
Net operating losses	712	-
Investments in pass-through entities	113	162
Bank owned life insurance benefit	59	55
Securities available-for-sale	573	225
Stock awards	55	-
Alternative minimum tax	292	1,344
Deferred compensation	236	139
Other	63	19
	$4,479	$4,010

Deferred tax liabilities:
Premises and equipment	$389	$404
Acquistion accounting	86
Deferred loan fees and costs	181	295
	656	699
Net deferred tax assets	$3,823	$3,311

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2015.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at December 31:

	2018	2017
	(in thousands)
Commitments to extend credit:
Home equity lines of credit	$61,014	$56,486
Commercial real estate, construction and development loans committed but not funded	12,165	19,526
Other lines of credit (principally commercial)	74,058	68,101
Total	$147,237	$144,113

Letters of credit	$8,230	$3,331

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

NOTE 16, Fair Value Measurements

DETERMINATION OF FAIR VALUE
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” topics of FASB ASU 2010-06 and FASB ASU 2011-04, and FASB ASU 2016-01, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market for the asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value can be a reasonable point within a range that is most representative of fair value under current market conditions.

In estimating the fair value of assets and liabilities, the Company relies mainly on two models. The first model, used by the Company’s bond accounting service provider, determines the fair value of securities. Securities are priced based on an evaluation of observable market data, including benchmark yield curves, reported trades, broker/dealer quotes, and issuer spreads. Pricing is also impacted by credit information about the issuer, perceived market movements, and current news events impacting the individual sectors. For assets other than securities and for all liabilities, fair value is determined using the Company’s asset/liability modeling software. The software uses current yields, anticipated yield changes, and estimated duration of assets and liabilities to calculate fair value.

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

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
Debt securities with readily determinable fair values that are classified as “available-for-sale” are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities.

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description	Balance
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$12,328	$-	$12,328	$-
Obligations of U.S. Government agencies	10,714	-	10,714	-
Obligations of state and political subdivisions	48,837	-	48,837	-
Mortgage-backed securities	71,191	-	71,191	-
Money market investments	1,897	-	1,897	-
Corporate bonds	3,280	-	3,280	-
Total available-for-sale securities	$148,247	$-	$148,247	$-

		Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description	Balance
	(in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$9,435	$-	$9,435	$-
Obligations of state and political subdivisions	64,765	-	64,765	-
Mortgage-backed securities	74,296	-	74,296	-
Money market investments	1,194	-	1,194	-
Corporate bonds	7,234	-	7,234	-
Other marketable equity securities	197	-	197	-
Total available-for-sale securities	$157,121	$-	$157,121	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of fair value and loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the loan’s expected future cash flows, discounted at the loan's effective interest rate rather than at a market rate. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

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

Other Real Estate Owned (OREO)
Loans are transferred to OREO when the collateral securing them is foreclosed on. The measurement of loss associated with OREO is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the transaction will be consummated in accordance with the terms of the contract, fair value is based on the sale price in that contract (Level 1). If management has recent information about the sale of identical properties, such as when selling multiple condominium units on the same property, the remaining units would be valued based on the observed market data (Level 2). Lacking either a contract or such recent data, management would obtain an appraisal or evaluation of the value of the collateral as discussed above under Impaired Loans (Level 3). After the asset has been booked, a new appraisal or evaluation is obtained when management has reason to believe the fair value of the property may have changed and no later than two years after the last appraisal or evaluation was received. Any fair value adjustments to OREO below the original book value are recorded in the period incurred and expensed against current earnings.

Loans Held For Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are reported on a separate line item on the Company's Consolidated Statements of Operations.

The following table presents the assets carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. Certain impaired loans are valued by the present value of the loan’s expected future cash flows, discounted at the loan's effective interest rate. These loans are not carried on the consolidated balance sheets at fair value and, as such, are not included in the table below.

		Carrying Value at December 31, 2018 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$188	$-	$-	$188
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total	$491	$-	$-	$491

Loans held for sale	$479	$-	$479	$-

Other real estate owned
Construction	$83	$-	$-	$83
Total	$83	$-	$-	$83

		Carrying Value at December 31, 2017 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$264	$-	$-	$264
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total	$567	$-	$-	$567

Loans held for sale	$779	$-	$779	$-

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2018 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$188	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Construction	83	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value at December 31, 2017 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Average)
Impaired loans
Residential 1-4 family real estate	$264	Market comparables	Selling costs	7.25%
			Liquidation discount	0.00% - 4.00% (2.91%)
Construction	74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

FASB ASC 825, “Financial Instruments,” requires disclosure about fair value of financial instruments and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company’s assets.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2018 and December 31, 2017. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for December 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities."

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at December 31, 2018 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$42,217	$42,217	$-	$-
Securities available-for-sale	148,247	-	148,247	-
Restricted securities	3,853	-	3,853	-
Loans held for sale	479	-	479	-
Loans, net of allowances for loan losses	763,898	-	-	749,848
Bank owned life insurance	26,763	-	26,763	-
Accrued interest receivable	3,095	-	3,095	-

Liabilities
Deposits	$843,144	$-	$843,818	$-
Overnight repurchase agreements	25,775	-	25,775	-
Federal Home Loan Bank advances	60,000	-	59,975	-
Other borrowings	2,550	-	2,550	-
Accrued interest payable	594	-	594	-

		Fair Value Measurements at December 31, 2017 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$14,412	$14,412	$-	$-
Securities available-for-sale	157,121	-	157,121	-
Restricted securities	3,846	-	3,846	-
Loans held for sale	779	-	779	-
Loans, net of allowances for loan losses	729,092	-	-	722,464
Bank owned life insurance	25,981	-	25,981	-
Accrued interest receivable	3,254	-	3,254	-

Liabilities
Deposits	$783,594	$-	$782,539	$-
Federal funds purchased	10,000	-	10,000	-
Overnight repurchase agreements	20,693	-	20,693	-
Federal Home Loan Bank advances	67,500	-	67,329	-
Accrued interest payable	360	-	360	-

In accordance with the adoption of ASU 2016-01, the fair values as of December 31, 2018 were measured using an exit price notion. The fair values as of December 31, 2017 were measured using an entry price notion.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and common equity tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 and common equity tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2018 and 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital (CET1) ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The Basel III Final Rules establish a capital conservation buffer of 2.5%, which is added to the 4.5% CET1 to risk-weighted assets to increase the ratio to at least 7%. The Basel III Final Rules also establish risk weighting that applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Final Rules became effective January 1, 2015 and the Basel III Final Rules capital conservation buffer became fully phased-in as of January 1, 2019.

As fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 captial to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total captial ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

In August 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement ("the Statement"), in compliance with The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 ("EGRRCPA"). The Statement, among other things, exempts bank holding companies that fall below a certain asset threshold from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated assets of less than $1 billion. As a result of the interim final rule, the Company expects that it will be treated as a small bank holding company and will no longer beubject to regulatory capital requirements on a consolidated basis.

As of December 31, 2018, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 are presented in the table below.

	Capital		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2018:
Total Capital to Risk Weighted Assets	106,651	12.06%	70,756	8.00%	$88,444	10.00%

Tier 1 Capital to Risk Weighted Assets	96,428	10.90%	53,067	6.00%	70,756	8.00%

Common Equity Tier 1 Capital to Risk Weighted Assets	96,428	10.90%	39,800	4.50%	57,489	6.50%

Tier 1 Capital to Average Assets	96,428	9.34%	41,217	4.00%	51,521	5.00%

December 31, 2017:
Total Capital to Risk Weighted Assets	97,194	11.30%	68,803	8.00%	$86,004	10.00%

Tier 1 Capital to Risk Weighted Assets	87,639	10.19%	51,602	6.00%	68,803	8.00%

Common Equity Tier 1 Capital to Risk Weighted Assets	87,639	10.19%	38,702	4.50%	55,902	6.50%

Tier 1 Capital to Average Assets	87,639	9.09%	38,575	4.00%	48,218	5.00%

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2019, without approval of the Comptroller, $2.2 million plus an additional amount equal to the Bank's and Trust’s retained net profits for 2019 up to the date of any dividend declaration.

NOTE 18, Segment Reporting

The Company operates in a decentralized fashion in three principal business segments: the Bank, the Trust, and the Parent. Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust’s operating revenues consist principally of income from fiduciary and asset management fees. The Parent company’s revenues are mainly interest and dividends received from the Bank and Trust companies. The Company has no other segments.
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

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

2018	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$38,160	$95	$6,116	$(6,114)	$38,257
Fiduciary and asset management fees	-	3,726	-	-	3,726
Other income	8,551	1,026	230	(262)	9,545
Total operating income	46,711	4,847	6,346	(6,376)	51,528

Expenses
Interest expense	4,870	-	99	-	4,969
Provision for loan losses	2,861	-	-	-	2,861
Salaries and employee benefits	19,150	2,977	453	-	22,580
Other expenses	14,078	1,086	1,018	(262)	15,920
Total operating expenses	40,959	4,063	1,570	(262)	46,330

Income (loss) before taxes	5,752	784	4,776	(6,114)	5,198

Income tax expense (benefit)	256	166	(143)	-	279

Net income (loss)	$5,496	$618	$4,919	$(6,114)	$4,919

Capital expenditures	$478	$-	$-	$-	$478

Total assets	$1,032,676	$6,226	$104,592	$(105,311)	$1,038,183

2017	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$32,861	$71	$667	$(665)	$32,934
Fiduciary and asset management fees	-	3,786	-	-	3,786
Other income	8,638	944	200	(261)	9,521
Total operating income	41,499	4,801	867	(926)	46,241

Expenses
Interest expense	3,010	-	-	2	3,012
Provision for loan losses	4,160	-	-	-	4,160
Salaries and employee benefits	20,968	2,800	445	-	24,213
Other expenses	13,358	1,075	811	(262)	14,982
Total operating expenses	41,496	3,875	1,256	(260)	46,367

Income (loss) before taxes	3	926	(389)	(666)	(126)

Income tax expense (benefit)	(65)	328	(360)	-	(97)

Net income (loss)	$68	$598	$(29)	$(666)	$(29)

Capital expenditures	$613	$6	$-	$-	$619

Total assets	$975,991	$6,126	$96,406	$(96,697)	$981,826

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

NOTE 19, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

	December 31,
Balance Sheets	2018	2017
	(in thousands)
Assets
Cash and cash equivalents	$1,352	$2,622
Securities available-for-sale	-	197
Investment in common stock of subsidiaries	103,035	93,533
Other assets	205	54
Total assets	$104,592	$96,406

Liabilities and Stockholders' Equity
Other borrowings	$2,550	$-
Other liabilities	36	18
Common stock	25,853	25,087
Additional paid-in capital	20,698	17,270
Retained earnings	57,611	54,738
Accumulated other comprehensive loss	(2,156)	(707)
Total liabilities and stockholders' equity	$104,592	$96,406

	Years Ended December 31,
Statements of Operations	2018	2017
	(in thousands)
Income:
Dividends from subsidiaries	$2,500	$2,050
Other income	233	200
Total income	2,733	2,250

Expenses:
Salaries and benefits	453	445
Legal expenses	143	285
Service fees	166	210
Merger expenses	655	241
Other operating expenses	153	75
Total expenses	1,570	1,256
Income before income taxes and equity in undistributed net income of subsidiaries	1,163	994
Income tax benefit	(143)	(360)
	1,306	1,354
Equity in undistributed net income (loss) of subsidiaries	3,613	(1,383)
Net income (loss)	$4,919	$(29)

	Years Ended December 31,
Statements of Cash Flows	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,919	$(29)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(3,613)	1,383
Gain on sale of securities, net	(30)	-
Stock compensation expense	11	17
Increase in other assets	(13)	(34)
Increase in other liabilities	18	10
Net cash provided by operating activities	1,292	1,347

Cash flows from investing activities:
Proceeds from sale of investment securities	227	-
Cash paid in acquisition	(3,164)	-
Cash acquired in acquisition	2,304	-
Cash distributed to subsidiary	(2,304)	-
Net cash used in investing activities	(2,937)	-

Cash flows from financing activities:
Proceeds from sale of stock	87	1,107
Proceeds from borrowings	3,000	-
Repayment of borrowings	(450)	-
Cash dividends paid on common stock	(2,262)	(2,198)
Net cash provided by (used in) financing activities	375	(1,091)

Net increase (decrease) in cash and cash equivalents	(1,270)	256
Cash and cash equivalents at beginning of year	2,622	2,366
Cash and cash equivalents at end of year	$1,352	$2,622

Supplemental schedule of noncash transactions:
Unrealized gain on securities available-for-sale	$-	$33

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

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Based on this evaluation, using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Yount, Hyde & Barbour, PC, the independent registered public accounting firm which also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour’s attestation report on the Company’s internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders (the 2019 Proxy Statement) to be held on May 28, 2019.

Item 10. Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2019 Proxy Statement and is incorporated herein by reference.

The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement and is incorporated herein by reference.

The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2019 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders.

A copy of the Code of Ethics will be provided free of charge, upon written request made to the Company’s secretary at 1 West Mellen Street, Hampton, Virginia 23663 or by calling (757) 728-1200. The Code of Ethics is also posted on the Company’s website at www.oldpoint.com in the “Community” section, under “Investor Relations” and then “Governance Documents." The Company intends to satisfy the disclosure requirements of Form 8-K with respect to waivers of or amendments to the Code of Ethics with respect to certain officers of the Company by posting such disclosures on its website under “Waivers of or amendments to the Code of Ethics.” The Company may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Item 11. Executive Compensation

The information set forth under the captions “Compensation and Benefits Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2019 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2019 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2019 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption “Board Committees and Attendance” in the 2019 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the captions “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2019 Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)     Consolidated Financial Statements

The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2018 and 2017
Consolidated Statements of Operations – Years Ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2018 and 2017
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows – Years Ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

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

10.20
Form of Support and Non-Competition Agreement, by and among Old Point Financial Corporation and certain shareholders of Citizens National Bank (incorporated by reference to Annex A to Appendix A to the proxy statement/prospectus included in Amendment No. 1 to Form S-4 filed January 26, 2018)

10.21
Form of Warrant Cancellation Agreement, by and among Old Point Financial Corporation, Citizens National Bank and holders of warrants to acquire shares of common stock of Citizens National Bank (incorporated by reference to Annex B to Appendix A to the proxy statement/prospectus included in Amendment No. 1 to Form S-4 filed January 26, 2018)

10.22*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Robert F. Shuford, Jr. (incorporated by reference to Exhibit 10.22 to Form 8-K filed February 28, 2018)

10.23*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Jeffrey W. Farrar (incorporated by reference to Exhibit 10.23 to Form 8-K filed February 28, 2018)

10.24*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and The Old Point National Bank of Phoebus and Joseph R. Witt (incorporated by reference to Exhibit 10.24 to Form 8-K filed February 28, 2018)

10.25*
Employment Agreement, dated as of February 22, 2018, by and between Old Point Financial Corporation and Old Point Trust & Financial Services, N.A. and Eugene M. Jordan, II (incorporated by reference to Exhibit 10.25 to Form 8-K filed February 28, 2018)

10.26*
Change of Control Severance Agreement, dated as of February 22, 2018, by and between The Old Point National Bank of Phoebus and Donald S. Buckless (incorporated by reference to Exhibit 10.26 to Form 10-K filed March 16, 2018)

10.27*
Form of Time-Based Restricted Stock Agreement (installment vesting) (approved March 29, 2018) for awards to certain employees under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.27 to Form 8-K filed April 3, 2018)

10.28*
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain employees under the Old Point Financial Corporation 2016 Incentive Stock Plan(incorporated by reference to Exhibit 10.28 to Form 8-K filed April 3, 2018)

10.29*
Form of Time-Based Restricted Stock Agreement (cliff vesting) (approved March 29, 2018) for awards to certain non-employee directors under the Old Point Financial Corporation 2016 Incentive Stock Plan (incorporated by reference to Exhibit 10.29 to Form 8-K filed April 3, 2018)

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

101
The following materials from Old Point Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

* Denotes management contract.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.,
Chairman, President & Chief Executive Officer

Date: March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Sr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Sr.	Principal Executive Officer

Date: March 18, 2019

/s/Jeffrey W. Farrar	Chief Financial Officer & Senior Vice President/Finance
Jeffrey W. Farrar	Principal Financial & Accounting Officer

Date: March 18, 2019

/s/Stephen C. Adams	Director
Stephen C. Adams

Date: March 18, 2019

/s/James Reade Chisman	Director
James Reade Chisman

Date: March 18, 2019

/s/Russell S. Evans, Jr.	Director
Russell S. Evans, Jr.

Date: March 18, 2019

/s/Michael A. Glasser	Director
Michael A. Glasser

Date: March 18, 2019

/s/Dr. Arthur D. Greene	Director
Dr. Arthur D. Greene

Date: March 18, 2019

/s/John Cabot Ishon	Director
John Cabot Ishon

Date: March 18, 2019

/s/William F. Keefe	Director
William F. Keefe

Date: March 18, 2019

/s/Tom B. Langley	Director
Tom B. Langley

Date: March 18, 2019

/s/Dr. H. Robert Schappert	Director
Dr. H. Robert Schappert

Date: March 18, 2019

/s/Robert F. Shuford, Jr.	Director
Robert F. Shuford, Jr.

Date: March 18, 2019

/s/Ellen Clark Thacker	Director
Ellen Clark Thacker

Date: March 18, 2019

/s/Joseph R. Witt	Director
Joseph R. Witt

Date: March 18, 2019