Form 10-Q
period 2019-03-31
OLD POINT FINANCIAL CORP
filed 2019-05-10
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 par value	OPOF	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,201,812 shares of common stock ($5.00 par value) outstanding as of April 24, 2019

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

i

GLOSSARY OF DEFINED TERMS

ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation
CRA	Community Reinvestment Act
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRS	Internal Revenue Service
OAEM	Other Assets Especially Mentioned
OCC	Office of the Comptroller of the Currency
OPM	Old Point Mortgage
OREO	Other Real Estate Owned
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.
VIE	Variable Interest Entities

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(in thousands except share data)
	(unaudited)	*
Assets

Cash and due from banks	$16,993	$19,915
Interest-bearing due from banks	15,128	20,000
Federal funds sold	678	2,302
Cash and cash equivalents	32,799	42,217
Securities available-for-sale, at fair value	157,819	148,247
Restricted securities, at cost	3,691	3,853
Loans held for sale	649	479
Loans, net	752,799	763,898
Premises and equipment, net	36,677	36,738
Bank-owned life insurance	26,955	26,763
Other real estate owned, net	-	83
Goodwill	1,650	1,650
Core deposit intangible, net	396	407
Other assets	13,445	13,848
Total assets	$1,026,880	$1,038,183

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$232,954	$246,265
Savings deposits	372,189	367,915
Time deposits	231,034	228,964
Total deposits	836,177	843,144
Overnight repurchase agreements	24,643	25,775
Federal Home Loan Bank advances	55,000	60,000
Other borrowings	2,400	2,550
Accrued expenses and other liabilities	3,641	4,708
Total liabilities	921,861	936,177

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,201,812 and 5,184,289 shares outstanding (includes 30,350 and 13,689 shares of nonvested restricted stock, respectively)	25,857	25,853
Additional paid-in capital	20,763	20,698
Retained earnings	59,015	57,611
Accumulated other comprehensive loss, net	(616)	(2,156)
Total stockholders' equity	105,019	102,006
Total liabilities and stockholders' equity	$1,026,880	$1,038,183

See Notes to Consolidated Financial Statements.
*  Derived from audited Consolidated Financial Statements

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income
	Three Months Ended March 31,
	2019	2018
	(unaudited, dollars in thousands except per share data)
Interest and Dividend Income:
Loans, including fees	$8,862	$7,895
Due from banks	57	4
Federal funds sold	7	2
Securities:
Taxable	620	494
Tax-exempt	266	344
Dividends and interest on all other securities	64	60
Total interest and dividend income	9,876	8,799

Interest Expense:
Checking and savings deposits	251	104
Time deposits	870	616
Federal funds purchased, securities sold under agreement to repurchase and other borrowings	37	10
Federal Home Loan Bank advances	359	324
Total interest expense	1,517	1,054
Net interest income	8,359	7,745
Provision for loan losses	226	525
Net interest income, after provision for loan losses	8,133	7,220

Noninterest Income:
Fiduciary and asset management fees	959	983
Service charges on deposit accounts	1,053	870
Other service charges, commissions and fees	925	854
Bank-owned life insurance income	192	209
Mortgage banking income	216	141
Gain on sale of available-for-sale securities, net	26	80
Other operating income	45	5
Total noninterest income	3,416	3,142

Noninterest Expense:
Salaries and employee benefits	5,699	5,477
Occupancy and equipment	1,393	1,477
Data processing	363	302
FDIC insurance	127	191
Customer development	162	182
Professional services	514	488
Employee professional development	186	192
Other taxes	150	170
ATM and other losses	62	97
Gain on other real estate owned	(2)	-
Merger expenses	-	205
Other operating expenses	637	635
Total noninterest expense	9,291	9,416
Income before income taxes	2,258	946
Income tax expense	231	4
Net income	$2,027	$942

Basic earnings per share:
Weighted average shares outstanding	5,186,807	5,020,075
Net income per share of common stock	$0.39	$0.19

Diluted earnings per share:
Weighted average shares outstanding	5,186,907	5,020,146
Net income per share of common stock	$0.39	$0.19

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2019	2018
	(unaudited, in thousands)
Net income	$2,027	$942
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	1,561	(1,751)
Reclassification for gain included in net income	(21)	(63)
Other comprehensive income (loss), net of tax	1,540	(1,814)

Comprehensive income (loss)	$3,567	$(872)

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(unaudited, in thousands except share and per share data)
THREE MONTHS ENDED MARCH 31, 2019

Balance at beginning of period	5,170,600	$25,853	$20,698	$57,611	$(2,156)	$102,006
Net income	-	-	-	2,027	-	2,027
Other comprehensive income, net of tax	-	-	-	-	1,540	1,540
Employee Stock Purchase Plan share issuance	862	4	15	-	-	19
Stock-based compensation expense	-	-	50	-	-	50
Cash dividends ($0.12 per share)	-	-	-	(623)	-	(623)

Balance at end of period	5,171,462	$25,857	$20,763	$59,015	$(616)	$105,019

THREE MONTHS ENDED MARCH 31, 2018

Balance at beginning of period	5,017,458	$25,087	$17,270	$54,738	$(707)	$96,388
Net income	-	-	-	942	-	942
Other comprehensive loss, net of tax	-	-	-	-	(1,814)	(1,814)
Reclassification of the stranded income tax effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	139	(139)	-
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	-	-	-	77	(77)	-
Employee Stock Purchase Plan share issuance	1,081	6	20	-	-	26
Stock-based compensation expense	-	-	8	-	-	8
Cash dividends ($0.11 per share)	-	-	-	(552)	-	(552)

Balance at end of period	5,018,539	$25,093	$17,298	$55,344	$(2,737)	$94,998

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(unaudited, dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,027	$942
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	559	620
Accretion related to acquisition, net	(81)	-
Provision for loan losses	226	525
Gain on sale of securities, net	(26)	(80)
Net amortization of securities	335	493
(Increase) decrease in loans held for sale, net	(170)	64
Net (gain) loss on disposal of premises and equipment	-	11
Net (gain) loss on write-down/sale of other real estate owned	(2)	-
Income from bank owned life insurance	(192)	(209)
Stock compensation expense	50	8
Deferred tax benefit	589	-
(Increase) decrease in other assets	(595)	633
Increase (decrease) in accrued expenses and other liabilities	(1,067)	(45)
Net cash provided by operating activities	1,653	2,962

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(19,141)	(1,467)
Proceeds from redemption (cash used in purchases) of restricted securities, net	162	(177)
Proceeds from maturities and calls of available-for-sale securities	2,150	4,655
Proceeds from sales of available-for-sale securities	6,476	2,730
Paydowns on available-for-sale securities	2,583	2,437
Proceeds from sale of loans held for investment	-	8,746
Net (increase) decrease in loans held for investment	10,926	(3,527)
Proceeds from sales of other real estate owned	85	-
Purchases of premises and equipment	(498)	(189)
Net cash provided by (used in) investing activities	2,743	13,208

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(13,311)	5,629
Increase in savings deposits	4,274	4,828
Increase (decrease) in time deposits	2,109	(5,024)
Increase (decrease) in federal funds purchased, repurchase agreements and other borrowings, net	(1,282)	5,448
Increase in Federal Home Loan Bank advances	5,000	58,000
Repayment of Federal Home Loan Bank advances	(10,000)	(55,500)
Proceeds from ESPP issuance	19	26
Cash dividends paid on common stock	(623)	(552)
Net cash provided by (used in) financing activities	(13,814)	12,855

Net increase (decrease) in cash and cash equivalents	(9,418)	29,025
Cash and cash equivalents at beginning of period	42,217	14,412
Cash and cash equivalents at end of period	$32,799	$43,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,486	$1,050

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$1,949	$(2,297)
Loans transferred to other real estate owned	$-	$203
Right of use lease asset and liability	$751	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial positions at March 31, 2019 and December 31, 2018 and the statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2018 Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

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

BUSINESS COMBINATIONS

On April 1, 2018, the Company acquired Citizens National Bank (Citizens) based in Windsor, Virginia. Refer to Note 2 for further discussion.

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of March 31, 2019, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has formed a committee to oversee the adoption of the new standard, has engaged a third party to assist with implementation, has performed data fit gap and loss driver analyses, intends to run parallel models beginning with second quarter data, and is continuing to evaluate the impact that ASU 2016-13 will have on its consolidated financial statements. This ASU contains significant differences from existing GAAP, and the implementation of this ASU may result in increases to the Company’s reserves for credit losses for financial instruments; however, the Company is still finalizing its estimate of the quantitative impact of this standard.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.”  The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

ACCOUNTING STANDARDS ADOPTED IN 2019

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 ("Codification Improvements to Topic 842, Leases") and ASU 2018-11 ("Leases (Topic 842): Targeted Improvements"). Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company adopted ASU 2018-11 on January 1, 2019 using the optional transition method. As the Company owns the majority of its buildings, the adoption of this ASU did not have a material impact on its consolidated financial statements. Refer to Note 5 for further discussion.
In March 2017, the FASB issued ASU No. 2017‐08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. Adoption of this standard did not have a material impact to the consolidation financial statements, and as a result, a cumulative effects adjustment was not necessary.

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

	As Recorded by Citizens	Fair Value Adjustments	As Recorded by the Company
Consideration paid:
Cash			$3,164
Company common stock			3,947
Total purchase price			7,111

Identifiable assets acquired:
Cash and cash equivalents	$2,304	$-	$2,304
Securities available for sale	1,959	-	1,959
Restricted securities, at cost	278	-	278
Loans, net	42,824	(34)	42,790
Premises and equipment	1,070	450	1,520
Other real estate owned	237	(61)	176
Core deposit intangibles	-	440	440
Other assets	1,055	(116)	939
Total assets	$49,727	$679	$50,406

Identifiable liabilities assumed:
Deposits	$43,754	$246	$44,000
Other liabilities	324	-	324
Total liabilities	$44,078	$246	$44,324

Net assets acquired			$6,082
Goodwill			$1,029

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

The amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments related to the Citizens acquisition had the following impact on the Consolidated Statements of Income during the three months ended March 31, 2019 (dollars in thousands). The acquisition occurred on April 1, 2018, therefore the comparative 2018 period had no impact.

Three Months Ended
March 31, 2019
Purchased performing loans	$56
Purchased credit-impaired loans	(3)
Certificate of deposit valuation	39
Amortization of core deposit intangible	(11)
Net impact to income before taxes	$81

Note 3. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2019
U.S. Treasury securities	$22,350	$39	$(2)	$22,387
Obligations of U.S. Government agencies	13,163	7	(125)	13,045
Obligations of state and political subdivisions	41,832	388	(78)	42,142
Mortgage-backed securities	74,876	261	(1,314)	73,823
Money market investments	2,636	-	-	2,636
Corporate bonds and other securities	3,742	53	(9)	3,786
Total	$158,599	$748	$(1,528)	$157,819

December 31, 2018
U.S. Treasury securities	$12,323	$6	$(1)	$12,328
Obligations of U.S. Government agencies	10,868	2	(156)	10,714
Obligations of state and political subdivisions	49,194	155	(512)	48,837
Mortgage-backed securities	73,444	93	(2,346)	71,191
Money market investments	1,897	-	-	1,897
Corporate bonds and other securities	3,250	42	(12)	3,280
Total	$150,976	$298	$(3,027)	$148,247

The Company has a process in place to identify debt securities that could potentially have a credit or interest-rate related impairment that is other-than-temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, and cash flow projections as indicators of credit issues. On a quarterly basis, management reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. Management considers relevant facts and circumstances in evaluating whether a credit or interest-rate related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (a) the extent and length of time the fair value has been below cost; (b) the reasons for the decline in value; (c) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (d) for fixed maturity securities, the Company’s intent to sell a security or whether it is more-likely-than-not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.

The Company has not recorded impairment charges through income on securities for the three months ended March 31, 2019 or the year ended December 31, 2018.

The following table summarizes gross realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Securities Available-for-sale
Realized gains on sales of securities	$36	$80
Realized losses on sales of securities	(10)	-
Net realized gain	$26	$80

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

March 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities Available-for-Sale
U.S. Treasury securities	$2	$9,998	$-	$-	$2	$9,998
Obligations of U.S. Government agencies	33	5,756	92	4,707	125	10,463
Obligations of state and political subdivisions	-	-	78	14,070	78	14,070
Mortgage-backed securities	-	-	1,314	62,822	1,314	62,822
Corporate bonds and other securities	-	-	9	392	9	392
Total securities available-for-sale	$35	$15,754	$1,493	$81,991	$1,528	$97,745

December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities Available-for-Sale
U.S. Treasury securities	$1	$2,484	$-	$-	$1	$2,484
Obligations of U.S. Government agencies	47	6,014	109	3,206	156	9,220
Obligations of state and political subdivisions	10	5,829	502	23,727	512	29,556
Mortgage-backed securities	-	-	2,346	63,930	2,346	63,930
Corporate bonds and other securities	1	100	11	389	12	489
Total securities available-for-sale	$59	$14,427	$2,968	$91,252	$3,027	$105,679

The number of investments at an unrealized loss position as of March 31, 2019 and December 31, 2018 were 57 and 88, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at March 31, 2019 and December 31, 2018, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2019 or December 31, 2018.

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

Note 4. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$111,809	$110,009
Commercial - owner occupied	150,457	155,245
Commercial - non-owner occupied	129,632	131,287
Multifamily	28,744	28,954
Construction	36,700	32,383
Second mortgages	15,496	17,297
Equity lines of credit	54,133	57,649
Total mortgage loans on real estate	526,971	532,824
Commercial and industrial loans	63,753	63,398
Consumer automobile loans	116,997	120,796
Other consumer loans	47,417	48,342
Other	7,749	8,649
Total loans, net of deferred fees (1)	762,887	774,009
Less: Allowance for loan losses	(10,088)	(10,111)
Loans, net of allowance and deferred fees and costs (1)	$752,799	$763,898

(1) Net deferred loan fees totaled $789 thousand and $864 thousand at March 31, 2019 and December 31, 2018, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $515 thousand and $628 thousand at March 31, 2019 and December 31, 2018, respectively.

Acquired Loans

The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheet as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Outstanding principal balance	$29,254	$31,940
Carrying amount	28,864	31,497

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned, as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Outstanding principal balance	$241	$246
Carrying amount	84	91

The following table presents changes in the accretable yield on purchased credit-impaired loans, for which the Company applies FASB ASC 310-30, at March 31, 2019:

March 31, 2019
(in thousands)
Balance at January 1, 2019	$12
Accretion	(1)
Balance at end of period	$11

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

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of March 31, 2019
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$109,736	$-	$2,073	$111,809
Commercial - owner occupied	136,427	4,715	9,315	150,457
Commercial - non-owner occupied	121,697	4,058	3,877	129,632
Multifamily	28,744	-	-	28,744
Construction	36,276	70	354	36,700
Second mortgages	15,343	-	153	15,496
Equity lines of credit	53,457	-	676	54,133
Total mortgage loans on real estate	501,680	8,843	16,448	526,971
Commercial and industrial loans	61,296	2,028	429	63,753
Consumer automobile loans	116,631	-	366	116,997
Other consumer loans	47,374	-	43	47,417
Other	7,749	-	-	7,749
Total	$734,730	$10,871	$17,286	$762,887

Credit Quality Information
As of December 31, 2018
(in thousands)
	Pass	OAEM	Substandard	Total
Mortgage loans on real estate:
Residential 1-4 family	$108,274	$-	$1,735	$110,009
Commercial - owner occupied	140,664	4,067	10,514	155,245
Commercial - non-owner occupied	121,523	3,937	5,827	131,287
Multifamily	28,954	-	-	28,954
Construction	31,896	71	416	32,383
Second mortgages	17,007	-	290	17,297
Equity lines of credit	56,893	-	756	57,649
Total mortgage loans on real estate	505,211	8,075	19,538	532,824
Commercial and industrial loans	60,967	1,987	444	63,398
Consumer automobile loans	120,365	-	431	120,796
Other consumer loans	48,298	-	44	48,342
Other	8,649	-	-	8,649
Total	$743,490	$10,062	$20,457	$774,009

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

Age Analysis of Past Due Loans as of March 31, 2019
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Purchased Credit- impaired	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,323	$169	$484	$-	$109,833	$111,809	$135
Commercial - owner occupied	840	915	2,582	84	146,036	150,457	-
Commercial - non-owner occupied	170	-	2,300	-	127,162	129,632	-
Multifamily	-	-	-	-	28,744	28,744	-
Construction	-	-	354	-	36,346	36,700	-
Second mortgages	36	-	48	-	15,412	15,496	-
Equity lines of credit	10	302	-	-	53,821	54,133	-
Total mortgage loans on real estate	2,379	1,386	5,768	84	517,354	526,971	135
Commercial loans	537	174	-	-	63,042	63,753	-
Consumer automobile loans	1,220	284	96	-	115,397	116,997	96
Other consumer loans	1,673	302	1,418	-	44,024	47,417	1,418
Other	86	32	29	-	7,602	7,749	29
Total	$5,895	$2,178	$7,311	$84	$747,419	$762,887	$1,678

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the past due totals include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $3.1 million at March 31, 2019. While the past due totals increased from December 31, 2018 to March 31, 2019, the increase is primarily related to ongoing resolution of a large non-accrual credit which is anticipated to close during the second quarter of 2019 with no additional loss to the Company.

Age Analysis of Past Due Loans as of December 31, 2018
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Purchased Credit- impaired	Total Current Loans (1)	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,165	$553	$536	$-	$107,755	$110,009	$179
Commercial - owner occupied	1,059	83	-	91	154,012	155,245	-
Commercial - non-owner occupied	-	-	2,970	-	128,317	131,287	-
Multifamily	-	-	-	-	28,954	28,954	-
Construction	-	-	622	-	31,761	32,383	205
Second mortgages	65	-	135	-	17,097	17,297	136
Equity lines of credit	60	-	-	-	57,589	57,649	-
Total mortgage loans on real estate	2,349	636	4,263	91	525,485	532,824	520
Commercial loans	1,595	-	-	-	61,803	63,398	-
Consumer automobile loans	1,645	291	114	-	118,746	120,796	113
Other consumer loans	1,333	621	1,852	-	44,536	48,342	1,852
Other	133	8	12	-	8,496	8,649	12
Total	$7,055	$1,556	$6,241	$91	$759,066	$774,009	$2,497

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the other consumer loans category includes student and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $4.0 million at December 31, 2018.

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

Generally, consumer loans not secured by real estate are placed in nonaccrual status only when part of the principal has been charged off. If a charge-off has not occurred sooner for other reasons, a consumer loan not secured by real estate will generally be placed in nonaccrual status when payments are 120 days past due. These loans are charged off or written down to the net realizable value of the collateral when deemed uncollectible, when classified as a “loss,” when repayment is unreasonably protracted, when bankruptcy has been initiated, or when the loan is 120 days or more past due unless the credit is well-secured and in the process of collection.

When management places a loan in nonaccrual status, the accrued unpaid interest receivable is reversed against interest income and the loan is accounted for by the cost recovery method, until it qualifies for return to accrual status or is charged off. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or when the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments for at least six months.

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class
	March 31, 2019	December 31, 2018
	(in thousands)
Mortgage loans on real estate
Residential 1-4 family	$1,365	$1,386
Commercial - owner occupied	4,979	5,283
Commercial - non-owner occupied	3,877	4,371
Construction	354	417
Second mortgages	152	155
Equity lines of credit	231	231
Total mortgage loans on real estate	10,958	11,843
Commercial loans	287	298
Total	$11,245	$12,141

No purchased credit-impaired loans were on nonaccrual status at March 31, 2019.

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Interest income that would have been recorded under original loan terms	$64	$130
Actual interest income recorded for the period	-	80
Reduction in interest income on nonaccrual loans	$64	$50

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

There were no troubled debt restructurings in the three months ended March 31, 2019 or March 31, 2018.

At March 31, 2019 and December 31, 2018, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had 1 loan totaling $32 thousand secured by residential 1 - 4 family real estate that was in the process of foreclosure at March 31, 2019, and no loans secured by residential 1 - 4 family real estate in the process of foreclosure at December 31, 2018.

In the first quarters of 2019 and 2018, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

The following table includes the recorded investment and unpaid principal balances (a portion of which may have been charged off) for impaired loans, exclusive of purchased credit-impaired loans, with the associated allowance amount, if applicable, as of the dates presented. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized for the periods presented. The average balances are calculated based on daily average balances.

Impaired Loans by Class
	As of March 31, 2019				For the three months ended March 31, 2019
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$1,877	$1,788	$89	$44	$1,934	$-
Commercial	11,861	11,861	-	-	12,683	-
Construction	445	354	91	17	487	1
Second mortgages	355	208	147	32	309	2
Equity lines of credit	232	-	232	3	232	-
Total mortgage loans on real estate	14,770	14,211	559	96	15,645	3
Commercial loans	287	212	75	8	292	-
Other consumer loans	-	-	-	-	-	-
Total	$15,057	$14,423	$634	$104	$15,937	$3

Impaired Loans by Class
	As of December 31, 2018				For the Year Ended December 31, 2018
		Recorded Investment
	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$2,057	$1,686	$239	$51	$2,073	$66
Commercial	15,254	12,721	-	-	14,232	455
Construction	509	417	92	18	665	7
Second mortgages	496	347	148	33	508	15
Equity lines of credit	232	-	232	3	301	1
Total mortgage loans on real estate	18,548	15,171	711	105	17,779	544
Commercial loans	384	78	220	11	446	5
Other consumer loans	38	-	-	-	43	-
Total	$18,970	$15,249	$931	$116	$18,268	$549

ALLOWANCE FOR LOAN LOSSES

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and probable losses inherent in the loan portfolio. The Company segments the loan portfolio into categories as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report).  Loans are segmented into the following pools: commercial, real estate-construction, real estate-mortgage, consumer and other loans. The Company also sub-segments the real estate-mortgage segment into six classes: residential 1-4 family, commercial real estate - owner occupied, commercial real estate - non-owner occupied, multifamily, second mortgages and equity lines of credit.

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At March 31, 2019 and December 31, 2018 management used eight twelve-quarter migration periods.

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

Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree’s previously established ALL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either purchased credit-impaired or purchased performing.

Purchased credit-impaired loans reflect credit quality deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These purchased credit-impaired loans are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The purchased credit-impaired loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure. Purchased credit-impaired loans are written down at acquisition to fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because the Company expects to fully collect the new carrying values of such loans, which is the new cost basis arising from purchase accounting.

Purchased performing loans are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the purchased performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the effective interest method is used.

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $10.1 million adequate to cover probable loan losses inherent in the loan portfolio at March 31, 2019.

The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
(in thousands)
For the Three Months Ended March 31, 2019	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$2,340	$156	$5,956	$1,354	$305	$10,111
Charge-offs	-	-	(90)	(212)	(133)	(435)
Recoveries	2	-	75	91	18	186
Provision for loan losses	(203)	42	(25)	202	210	226
Ending balance	$2,139	$198	$5,916	$1,435	$400	$10,088
Ending balance individually evaluated for impairment	$8	$17	$79	$-	$-	$104
Ending balance collectively evaluated for impairment	2,131	181	5,837	1,435	400	9,984
Ending balance purchased credit-impaired loans	-	-	-	-	-	-
Ending balance	$2,139	$198	$5,916	$1,435	$400	$10,088
Loan Balances:
Ending balance individually evaluated for impairment	$287	$445	$14,325	$-	$-	$15,057
Ending balance collectively evaluated for impairment	63,382	36,255	475,946	164,414	7,749	747,746
Ending balance purchased credit-impaired loans	84	-	-	-	-	84
Ending balance	$63,753	$36,700	$490,271	$164,414	$7,749	$762,887

For the Year Ended December 31, 2018	Commercial	Real Estate - Construction	Real Estate - Mortgage (1)	Consumer	Other	Total
Allowance for Loan Losses:
Balance at the beginning of period	$1,889	$541	$5,217	$1,644	$157	$9,448
Charge-offs	(81)	-	(1,625)	(769)	(367)	(2,842)
Recoveries	140	-	158	262	84	644
Provision for loan losses	392	(385)	2,206	217	431	2,861
Ending balance	$2,340	$156	$5,956	$1,354	$305	$10,111
Ending balance individually evaluated for impairment	$11	$18	$87	$-	$-	$116
Ending balance collectively evaluated for impairment	2,329	138	5,869	1,354	305	9,995
Ending balance purchased credit-impaired loans	-	-	-	-	-	-
Ending balance	$2,340	$156	$5,956	$1,354	$305	$10,111
Loan Balances:
Ending balance individually evaluated for impairment	$298	$509	$15,373	$-	$-	$16,180
Ending balance collectively evaluated for impairment	63,009	31,874	485,068	169,138	8,649	757,738
Ending balance purchased credit-impaired loans	91	-	-	-	-	91
Ending balance	$63,398	$32,383	$500,441	$169,138	$8,649	$774,009

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

Note 5. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the optional transition method provided by ASU 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases.  As stated in the Company’s 2018 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $751 thousand at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows.  Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease.  Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases.  Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised.  The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2019
Lease liabilities	$672
Right of use assets	$671
Weighted average remaining lease term	2.63 years
Weighted average discount rate	2.77%

Lease cost (in thousands)	Three Months Ended March 31, 2019
Operating lease cost	$85
Total lease cost	$85

Cash paid for amounts included in the measurement of lease liabilities	$84

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due	As of March 31, 2019
Nine months ending December 31, 2019	$247
Twelve months ending December 31, 2020	256
Twelve months ending December 31, 2021	111
Twelve months ending December 31, 2022	83
Total undiscounted cash flows	$697
Discount	(25)
Lease liabilities	$672

Note 6. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both March 31, 2019 and December 31, 2018. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.1 million and $3.2 million at March 31, 2019 and December 31, 2018, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2019 are $440 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $140 thousand at March 31, 2019 and $248 thousand at December 31, 2018 and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet. There were no impairments losses related to these investments at March 31, 2019 and 2018.

	Three Months Ended March 31,		Affected Line Item on
	2019	2018	Consolidated Statement of Income
	(in thousands)
Tax credits and other tax benefits
Amortization of operating losses	$80	$80	ATM and other losses

Tax benefit of operating losses*	$17	$17	Income tax expense (benefit)

Tax credits	124	124	Income tax expense (benefit)

Total tax benefits	$141	$141

* Computed using a 21% tax rate

Note 7. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At March 31, 2019 and December 31, 2018 the remaining credit available from these lines totaled $55.0 million. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $248.0 million and $245.9 as of March 31, 2019 and December 31, 2018, respectively.

SHORT-TERM BORROWINGS
The following table presents total short-term borrowings as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Overnight repurchase agreements	$24,643	$25,775
FHLB advances	13,000	13,000
Total short-term borrowings	$37,643	$38,775

Maximum month-end outstanding balance	$44,181	$99,898
Average outstanding balance during the period	$43,245	$62,887
Average interest rate (year-to-date)	1.09%	1.11%
Average interest rate at end of period	0.95%	0.93%

LONG-TERM BORROWINGS
The Company had long-term FHLB advances totaling $42.0 million outstanding at March 31, 2019 and $47.0 million outstanding at December 31, 2018. Scheduled maturity dates of the advances at March 31, 2019 range from November 15, 2019 to August 27, 2021, and the interest rates range from 1.90% to 2.92%.

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At March 31, 2019 the outstanding balance was $2.4 million, and the then-current interest rate was 4.76%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at March 31, 2019.

Note 8. Commitments and Contingencies

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

The following financial instruments whose contract amounts represent credit risk were outstanding at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)

Commitments to extend credit:
Home equity lines of credit	$63,386	$61,014
Commercial real estate, construction and development loans committed but not funded	16,932	12,165
Other lines of credit (principally commercial)	76,550	74,058
Total	$156,868	$147,237

Letters of credit	$8,232	$8,230

Note 9. Share-Based Compensation

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of March 31, 2019 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the three months ended March 31, 2019 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2019	13,689	$27.51
Issued	16,661	21.68
Vested	-	-
Forfeited	-	-
Nonvested, March 31, 2019	30,350	$24.31

The weighted average period over which nonvested awards are expected to be recognized is 1.73 years.

The fair value of restricted stock granted during the three months ended March 31, 2019 was $361 thousand.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $501 thousand as of March 31, 2019.

Stock-based compensation expense was $50 thousand and $8 thousand for the three months ended March 31, 2019 and 2018, respectively.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and was set at 5% for 2018 and for the first three months of 2019.

862 shares were purchased under the ESPP during the three months ended March 31, 2019. At March 31, 2019, the Company had 241,074 remaining shares reserved for issuance under this plan.

Note 10. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Loss

The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Three Months Ended March 31,		Affected Line Item on
	2019	2018	Consolidated Statement of Income
Available-for-sale securities	(in thousands)
Realized gains on sales of securities	$26	$80	Gain on sale of securities, net
Tax effect	5	$17	Income tax expense (benefit)
	$21	$63

The following tables present the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
	(in thousands)

Three Months Ended March 31, 2019
Balance at beginning of period	$(2,156)	$(2,156)
Net other comprehensive income	1,540	1,540
Balance at end of period	$(616)	$(616)

Three Months Ended March 31, 2018
Balance at beginning of period	$(707)	$(707)
Net other comprehensive loss	(1,814)	(1,814)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI	(139)	(139)
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	(77)	(77)
Balance at end of period	$(2,737)	$(2,737)

The following tables present the change in each component of accumulated other comprehensive loss on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended March 31, 2019
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,975	$414	$1,561
Reclassification adjustment for gains recognized in income	(26)	(5)	(21)

Total change in accumulated other comprehensive loss, net	$1,949	$409	$1,540

	Three Months Ended March 31, 2018
	Pretax	Tax	Net-of-Tax
	(in thousands)

Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,217)	$(466)	$(1,751)
Reclassification adjustment for gains recognized in income	(80)	(17)	(63)

Total change in accumulated other comprehensive loss, net	$(2,297)	$(483)	$(1,814)

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the employee stock purchase plan.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2019 and 2018:

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Three Months Ended March 31, 2019
Net income, basic	$2,027	5,187	$0.39
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,027	5,187	$0.39

Three Months Ended March 31, 2018
Net income, basic	$942	5,020	$0.19
Potentially dilutive common shares - stock options	-	-	-
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$942	5,020	$0.19

The Company had 100 and 71 antidilutive shares in the first three months of 2019 and 2018, respectively. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Note 11. Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” topics of FASB ASU 2010-06, FASB ASU 2011-04, and FASB ASU 2016-01, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value can be a reasonable point within a range that is most representative of fair value under current market conditions.

In estimating the fair value of assets and liabilities, the Company relies mainly on two sources. The first source is the Company’s bond accounting service provider, which uses a model to determine the fair value of securities. Securities are priced based on an evaluation of observable market data, including benchmark yield curves, reported trades, broker/dealer quotes, and issuer spreads. Pricing is also impacted by credit information about the issuer, perceived market movements, and current news events impacting the individual sectors. The second source is a third party vendor the Company utilizes to provide fair value exit pricing for loans and interest bearing deposits in accordance with guidance.

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

The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2019 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$22,387	$-	$22,387	$-
Obligations of U.S. Government agencies	13,045	-	13,045	-
Obligations of state and political subdivisions	42,142	-	42,142	-
Mortgage-backed securities	73,823	-	73,823	-
Money market investments	2,636	-	2,636	-
Corporate bonds and other securities	3,786	-	3,786	-
Total available-for-sale securities	$157,819	$-	$157,819	$-

		Fair Value Measurements at December 31, 2018 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$12,328	$-	$12,328	$-
Obligations of U.S. Government agencies	10,714	-	10,714	-
Obligations of state and political subdivisions	48,837	-	48,837	-
Mortgage-backed securities	71,191	-	71,191	-
Money market investments	1,897	-	1,897	-
Corporate bonds and other securities	3,280	-	3,280	-
Total available-for-sale securities	$148,247	$-	$148,247	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances, adjustments are made to the fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts when due from the borrower in accordance with the contractual terms of the loan agreement. The measurement of fair value and loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable, with the vast majority of the collateral in real estate.

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

Other Real Estate Owned (OREO)
Loans are transferred to OREO when the collateral securing them is foreclosed on. The measurement of gain or loss associated with OREO is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of a property, and management reasonably believes the transaction will be consummated in accordance with the terms of the contract, fair value is based on the sale price in that contract (Level 1). If management has recent information about the sale of identical properties, such as when selling multiple condominium units on the same property, the remaining units would be valued based on the observed market data (Level 2). Lacking either a contract or such recent data, management would obtain an appraisal or evaluation of the value of the collateral as discussed above under Impaired Loans (Level 3). After the asset has been booked, a new appraisal or evaluation is obtained when management has reason to believe the fair value of the property may have changed and no later than two years after the last appraisal or evaluation was received. Any fair value adjustments to OREO below the original book value are recorded in the period incurred and expensed against current earnings.

Loans Held For Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). Gains and losses on the sale of loans are reported on a separate line item on the Company’s Consolidated Statements of Income.

The following table presents the assets carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. Certain impaired loans are valued by the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate rather than at a market rate. These loans are not carried on the consolidated balance sheets at fair value and, as such, are not included in the table below.

		Carrying Value at March 31, 2019 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$207	$-	$-	$207
Construction	76	-	-	76
Equity lines of credit	229	-	-	229
Total	$512	$-	$-	$512

Loans
Loans held for sale	$649	$-	$649	$-

		Carrying Value at December 31, 2018 Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$188	$-	$-	$188
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total	$491	$-	$-	$491

Loans
Loans held for sale	$479	$-	$479	$-

Other Real Estate Owned
Construction	$83	$-	$-	$83
Total	$83	$-	$-	$83

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at March 31, 2019 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$207	Market comparables	Selling costs	0.00% - 7.25% (5.92%)
			Liquidation discount	0.00% - 4.00% (3.27%)
Construction	$76	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	7%
			Liquidation discount	4%

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2018 (dollars in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$188	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Construction	$83	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2019 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$32,799	$32,799	$-	$-
Securities available-for-sale	157,819	-	157,819	-
Restricted securities	3,691	-	3,691	-
Loans held for sale	649	-	649	-
Loans, net of allowances for loan losses	752,799	-	-	740,253
Bank-owned life insurance	26,955	-	26,955	-
Accrued interest receivable	3,054	-	3,054	-

Liabilities
Deposits	$836,177	$-	$839,182	$-
Overnight repurchase agreements	24,643	-	24,643	-
Federal Home Loan Bank advances	55,000	-	55,109	-
Other borrowings	2,400	-	2,400	-
Accrued interest payable	625	-	625	-

		Fair Value Measurements at December 31, 2018 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents	$42,217	$42,217	$-	$-
Securities available-for-sale	148,247	-	148,247	-
Restricted securities	3,853	-	3,853	-
Loans held for sale	479	-	479	-
Loans, net of allowances for loan losses	763,898	-	-	749,848
Bank-owned life insurance	26,763	-	26,763	-
Accrued interest receivable	3,095	-	3,095	-

Liabilities
Deposits	$843,144	$-	$843,818	$-
Overnight repurchase agreements	25,775	-	25,775	-
Federal Home Loan Bank advances	60,000	-	59,975	-
Other borrowings	2,550	-	2,550	-
Accrued interest payable	594	-	594	-

Note 12. Segment Reporting

The Company operates in a decentralized fashion in three principal business segments: The Old Point National Bank of Phoebus (the Bank), Old Point Trust & Financial Services, N. A. (Trust), and the Company as a separate segment (for purposes of this Note, the Parent). Revenues from the Bank’s operations consist primarily of interest earned on loans and investment securities and service charges on deposit accounts. Trust’s operating revenues consist principally of income from fiduciary activities. The Parent’s revenues are mainly fees and dividends received from the Bank and Trust companies. The Company has no other segments.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technologies and marketing strategies.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended March 31, 2019
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$9,847	$29	$725	$(725)	$9,876
Income from fiduciary activities	-	959	-	-	959
Other income	2,188	284	50	(65)	2,457
Total operating income	12,035	1,272	775	(790)	13,292

Expenses
Interest expense	1,486	-	31	-	1,517
Provision for loan losses	226	-	-	-	226
Salaries and employee benefits	4,818	767	114	-	5,699
Other expenses	3,348	249	60	(65)	3,592
Total operating expenses	9,878	1,016	205	(65)	11,034

Income before taxes	2,157	256	570	(725)	2,258

Income tax expense (benefit)	209	55	(33)	-	231

Net income	$1,948	$201	$603	$(725)	$2,027

Capital expenditures	$498	$-	$-	$-	$498

Total assets	$1,021,007	$6,310	$107,427	$(107,864)	$1,026,880

	Three Months Ended March 31, 2018
	Bank	Trust	Parent	Eliminations	Consolidated
	(in thousands)
Revenues
Interest and dividend income	$8,778	$21	$1,288	$(1,288)	$8,799
Income from fiduciary activities	-	983	-	-	983
Other income	1,914	260	50	(65)	2,159
Total operating income	10,692	1,264	1,338	(1,353)	11,941

Expenses
Interest expense	1,054	-	-	-	1,054
Provision for loan losses	525	-	-	-	525
Salaries and employee benefits	4,625	745	107	-	5,477
Other expenses	3,426	264	314	(65)	3,939
Total operating expenses	9,630	1,009	421	(65)	10,995

Income before taxes	1,062	255	917	(1,288)	946

Income tax expense (benefit)	(25)	54	(25)	-	4

Net income	$1,087	$201	$942	$(1,288)	$942

Capital expenditures	$189	$-	$-	$-	$189

Total assets	$987,507	$6,098	$94,998	$(94,830)	$993,773

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2018 annual report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2018. Highlighted in the discussion are material changes from prior reporting periods and certain identifiable trends affecting the Company. Results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Caution About Forward-Looking Statements
In addition to historical information, certain statements in this report which use language such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" and similar expressions, may identify forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements are based on the beliefs of the Company's management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying estimates, assumptions or beliefs will prove to be accurate. Actual results could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this report may include, without limitation: statements regarding future financial performance and profitability; the acquisition of Citizens and the performance of the purchased loan portfolio; performance of the investment and loan portfolios, including performance of the purchased student loan portfolio and expected trends in the quality of the loan portfolio; the effects of diversifying the loan portfolio; strategic business and growth initiatives; management's efforts to reposition the balance sheet; deposit growth; levels and sources of liquidity; the securities portfolio; use of proceeds from the sale of securities; future levels of charge-offs or net recoveries; the impact of changes in NPAs on future earnings; write-downs and expected sales of other real estate owned; income taxes; monetary policy actions of the Federal Open Market Committee; and changes in interest rates.

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates and yields; general economic and business conditions, including unemployment levels; demand for loan products; future levels of government defense spending particularly in the Company’s service area; uncertainty over future federal spending or budget priorities of the current administration, particularly in connection with the Department of Defense, on the Company’s service area; the performance of the Company’s dealer lending program; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board and any changes associated with the current administration; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the U.S. government's guarantee of repayment of student or small business loans purchased by the Company; the level of net charge-offs on loans; deposit flows; competition; demand for financial services in the Company's market area; implementation of new technologies; the Company’s ability to develop and maintain secure and reliable electronic systems; any interruption or breach of security in the Company’s information systems or those of the Company’s third party vendors or other service providers; reliance on third parties for key services; the use of inaccurate assumptions in management's modeling systems; technological risks and developments and cyber-attacks, threats and events; the real estate market; accounting principles, policies and guidelines; and other factors detailed in the Company's publicly filed documents, including the Company's 2018 Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of date of the report.

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company’s 2018 Annual Report on Form 10-K, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results. We undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made, except as otherwise required by law.

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

Critical Accounting Policies and Estimates
The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them, as needed. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors.

The critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses, acquired loans, and goodwill and intangible assets. Accordingly, the Company’s significant accounting policies are discussed in Note 4 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company’s 2018 Annual Report on Form 10-K.

Earnings Summary
Net income for the first three months of 2019 was $2.0 million, or $0.39 per diluted share, compared to net income of $942 thousand, or $0.19 per diluted share, for the first three months of 2018.

Highlights of the quarter are as follows:

·
Net interest income for the first quarter of 2019 was $8.4 million, an increase of $614 thousand, or 7.9%, compared to the same period in 2018. This increase was primarily due to higher average earning assets balances and higher yields which were partially offset by higher funding costs.

·
Provisions for loan losses in the first quarter of 2019 were $226 thousand, which represents a decline of $299 thousand, or 57.0%, from the first quarter of 2018. Improving asset quality positively impacted the level of provision for loan losses in the first quarter of 2019.

·	Annualized net charge-offs as a percentage of average loans remained relatively unchanged at 0.13% for the quarters ended March 31, 2019 and 2018.
·	Noninterest income for the quarter totaled $3.4 million, an increase of $274 thousand, or 8.7%, from the same period a year ago.

Net Interest Income
The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid to fund them. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest income for the first quarter 2019 was positively impacted by the Citizens acquisition which closed in the second quarter of 2018. The net interest margin is calculated by dividing tax-equivalent net interest income by average earning assets. Net interest income, on a fully tax-equivalent basis, was $8.4 million in the first quarter of 2019, an increase of $592 thousand, or 7.5%, from the first quarter of 2018. The increase was the result of an increase in tax-equivalent interest income of $1.1 million, or 11.9%, partially offset by an increase in interest expense of $463 thousand, or 43.9%.

The Company experienced improvement in loan yield with the average yield on loans held for investment increasing to 4.67% in the first quarter of 2019 from 4.30% in the first quarter of 2018, primarily as a result of the higher yielding Citizens portfolio. Average loans held for investment increased $25.8 million while average total investment securities decreased $5.4 million from the first quarter of 2018 to the first quarter of 2019.

The average rate on interest-bearing liabilities for the quarter ended March 31, 2019 was 0.90%, an increase of 26 basis points from the same period in 2018. The increase in funding costs is attributable to higher rates paid on time deposits and money market accounts, both due to a higher rate environment and the higher cost Citizens portfolio, as well as higher borrowing costs.

The net interest margin for the first quarter of 2019 was 3.67%, up from 3.52% in the same period of 2018. The margin improvement was the result of a higher average earning asset yield partially offset by higher average costs on interest-bearing liabilities.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the quarter ended March 31,
	2019			2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate**	Balance	Expense	Rate**
	(dollars in thousands)
ASSETS
Loans*	$771,143	$8,876	4.67%	$745,376	$7,910	4.30%
Investment securities:
Taxable	103,264	620	2.43%	94,387	494	2.12%
Tax-exempt*	43,648	337	3.13%	57,929	436	3.05%
Total investment securities	146,912	957	2.64%	152,316	930	2.48%
Interest-bearing due from banks	9,933	57	2.33%	1,150	4	1.41%
Federal funds sold	1,124	7	2.53%	455	2	1.78%
Other investments	3,783	64	6.86%	4,415	60	5.51%
Total earning assets	932,895	$9,961	4.33%	903,712	$8,906	4.00%
Allowance for loan losses	(10,462)			(9,842)
Other nonearning assets	102,043			93,388
Total assets	$1,024,476			$987,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$28,145	$3	0.04%	$27,597	$3	0.04%
Money market deposit accounts	251,086	226	0.37%	231,035	91	0.16%
Savings accounts	87,949	22	0.10%	85,505	10	0.05%
Time deposits	230,091	870	1.53%	211,641	616	1.18%
Total time and savings deposits	597,271	1,121	0.76%	555,778	720	0.53%
Federal funds purchased, repurchase agreements and other borrowings	25,220	37	0.59%	28,353	10	0.14%
Federal Home Loan Bank advances	58,222	359	2.50%	80,333	324	1.64%
Total interest-bearing liabilities	680,713	1,517	0.90%	664,464	1,054	0.64%
Demand deposits	235,381			223,056
Other liabilities	4,896			3,452
Stockholders' equity	103,486			96,286
Total liabilities and stockholders' equity	$1,024,476			$987,258
Net interest margin		$8,444	3.67%		$7,852	3.52%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $85 and $107, respectively.
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

The provision for loan losses was $226 thousand in the first three months of 2019, compared to $525 thousand in the first three months of 2018.

The decline in the provision for loan losses in the three months ended March 31, 2019 as compared to the same period in 2018 was largely due to improving asset quality. While average loans grew 3.5% from March 31, 2018 to March 31, 2019, the majority of that growth is related to the Citizens acquisition, which has had minimal impact to the provision due to recording acquired loans at fair value on the date of acquisition.

Net loans charged off as a percent of average loans on an annualized basis remained basically unchanged at 0.13% for the first three months of 2019 and 2018. The state of the local economy can have a significant impact on the level of loan charge-offs. If the economy begins to contract, nonperforming assets could increase as a result of declines in real estate values and home sales or increases in unemployment rates and financial stress on borrowers. Increased nonperforming assets would increase charge-offs and reduce earnings due to larger contributions to the loan loss provision. From December 31, 2018 to March 31, 2019, non-performing assets declined $1.8 million or 12.2%.

Noninterest Income
Noninterest income totaled $3.4 million for the three months ended March 31, 2019, an increase of $274 thousand, or 8.7% from the same period in 2018. The increase in noninterest income relative to the year ago period was largely due to higher service charges on deposit accounts and mortgage banking income.

Mortgage banking income was $216 thousand in the first quarter of 2019 compared to $141 thousand in the first quarter of 2018. Net gains on sales of available for sale securities were $26 thousand in the first quarter of 2019 compared to $80 thousand in the first quarter of 2018.

Other service charges, commissions and fees also increased appreciably relative to the year ago period. These totaled $925 thousand for the first quarter of 2019, an increase of $71 thousand, or 8.3%, from the first quarter of 2018. The improvement was principally driven by higher merchant processing and debit card income.

Noninterest Expense
Total noninterest expense of $9.3 million decreased $125 thousand or 1.33%, when comparing the three months ended March 31, 2019 to the same period in 2018. Higher salaries and employee benefits and data processing  expenses offset by lower merger related expenses were responsible for the majority of the increase. Salaries and employee benefits increased $222 thousand, or 4.1%, when compared to the same period of 2018. This increase was largely due to higher personnel costs resulting from the addition of staff in connection with the Citizens acquisition completed in April 2018. Data processing expenses have increased period over period as process improvement initiatives are in implementation. During the first quarter of 2018, the Company incurred $205 thousand in merger costs associated with the Citizens acquisition; there were no merger costs in the same period of 2019.

Other notable changes in noninterest expense when comparing the first quarters of 2019 and 2018 include:
Occupancy and equipment (decreased $84 thousand or 5.7%): The decrease was primarily attributable to reduced depreciation expense as a number of assets became fully depreciated.
FDIC insurance (decreased $64 thousand or 33.5%): The assessment rate applied by the FDIC decreased due to several factors including improvement in the Bank's leverage ratio and net income.

Income Tax Expense
The Company's effective federal income tax rates for the three months ended March 31, 2019 and 2018 were 10.23% and 0.42%, respectively. These rates were minimized by relatively lower earnings in 2018 and for both periods, income that is exempt from federal income tax including that from bank-owned life insurance and tax-exempt municipal securities. The tax liability was also reduced by tax credits associated with the Company's investments in housing equity funds (see Note 6. Low-Income Housing Tax Credits).

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2018 and March 31, 2019.

Total assets as of March 31, 2019 were $1.0 billion, a decrease of $11.3 million or 1.09%. Net loans held for investment decreased $11.1 million, or 1.5%. The Company has experienced accelerated payoffs in recent months. Cash and cash equivalents decreased $9.4 million, or 22.3%, and securities available-for-sale increase $9.6 million, or 6.5%.

Total deposits decreased $7.0 million, or 0.8%, to $836.2 million at March 31, 2019. Noninterest-bearing deposits decreased $13.3 million, or 5.4%, savings deposits increased $4.3 million, or 1.2%, and time deposits increased $2.1 million, or 0.9%. Total borrowings decreased $6.3 million, or 7.1%.

Average assets for the first three months of 2019 were $1.0 billion compared to $987.3 million for the first three months of 2018, an increase of 3.8%. Comparing the first three months of 2019 to the first three months of 2018, average loans grew $25.8 million, and average investment securities declined $5.4 million. Total average deposits increased $53.8 million, and average borrowings decreased $25.2 million. The increases were primarily due to the impact of the Citizens acquisition.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of March 31, 2019, the Bank’s unpledged, available-for-sale securities totaled $70.2 million. The Company’s primary external source of liquidity is advances from the FHLB.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the first quarter of 2019, the Company had $87.0 million in additional FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the first quarter of 2019, the Company had $55.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $1.7 million, net cash provided by investing activities was $2.7 million and net cash used in financing activities was $13.8 million for the three months ended March 31, 2019. Combined, this contributed to a $9.4 million decrease in cash and cash equivalents for the three months ended March 31, 2019.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

Based on the Company’s management of liquid assets, the availability of borrowed funds, and the Company's ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. OREO consists of real estate from a foreclosure on loan collateral. The Company had no OREO as of March 31, 2019.

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
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
	March 31,	December 31,	Increase
	2019	2018	(Decrease)
	(in thousands)
Nonaccrual loans
Commercial	$287	$298	$(11)
Real estate-construction	354	417	(63)
Real estate-mortgage (1)	10,604	11,426	(822)
Total nonaccrual loans	$11,245	$12,141	$(896)

Loans past due 90 days or more and accruing interest
Real estate-mortgage (1)	$135	$315	$(180)
Consumer loans (2)	1,514	1,965	(451)
Other	29	12	17
Total loans past due 90 days or more and accruing interest	$1,678	$2,497	$(819)

Restructured loans
Commercial	$212	$217	$(5)
Real estate-construction	91	92	(1)
Real estate-mortgage (1)	11,027	12,098	(1,071)
Total restructured loans	$11,330	$12,407	$(1,077)
Less nonaccrual restructured loans (included above)	7,518	8,454	(936)
Less restructured loans currently in compliance (3)	3,812	3,953	(141)
Net nonperforming, accruing restructured loans	$-	$-	$-

Nonperforming loans	$12,923	$14,638	$(1,715)

Other real estate owned
Real estate-construction	$-	$83	$(83)
Total other real estate owned	$-	$83	$(83)

Total nonperforming assets	$12,923	$14,721	$(1,798)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $1.4 million at March 31, 2019 and $1.7 million at December 31, 2018.

(3) As of March 31, 2019 and December 31, 2018, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of March 31, 2019 were $12.9 million, $1.8 million lower than nonperforming assets as of December 31, 2018. Nonaccrual loans decreased $896 thousand when comparing the balances as of March 31, 2019 to December 31, 2018. See Note 4 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at March 31, 2019 was related to a few large credit relationships. Of the $11.2 million of nonaccrual loans at March 31, 2019, $8.5 million, or approximately 75.6%, was comprised of four credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Loans past due 90 days or more and accruing interest decreased $819 thousand. As of March 31, 2019, $1.4 million of the $1.7 million of loans past due 90 days or more and accruing interest were government-guaranteed small business and student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these loans in an amount ranging from 97% to 100% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Total restructured loans decreased by $1.1 million from December 31, 2018 to March 31, 2019 primarily due to paydowns and charge-offs. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

The Company sold one OREO property in the first quarter of 2019.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2019 and December 31, 2018, the impaired loan component of the allowance for loan losses was $104 thousand and $116 thousand, respectively.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes.

Historical loss is the final component of the allowance for loan losses and is calculated based on the migration of loans from performing to charge-off over a period of time that management deems appropriate to provide a reasonable estimate of losses inherent in the loan portfolio. Historical loss is based on eight migration periods of twelve quarters each.

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (OAEM, rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of Doubtful or Loss, but as of March 31, 2019 and December 31, 2018 the Company had no loans in these categories.

On a combined basis, the historical loss and qualitative factor components amounted to $10.0 million as of March 31, 2019 and December 31, 2018.

The allowance for loan losses was 1.32% of total loans on March 31, 2019 and 1.31% on December 31, 2018. While improving credit metrics would suggest a lower allowance as a percentage of the total loan portfolio rather than a slight increase for the quarter, it is management’s position that the Company’s relative high level of nonperforming assets and less than 100% coverage of those assets by the allowance warrant the current allowance level. As of March 31, 2019, the allowance for loan losses was 78.1% of both nonperforming loans and  nonperforming assets; this compares to 69.1% of nonperforming loans and 68.7% of nonperforming assets as of December 31, 2018. Management believes it has provided an adequate reserve for nonperforming loans at March 31, 2019.

Acquired loans are recorded at their fair value at acquisition date without carryover of the acquiree’s previously established ALLL, as credit discounts are included in the determination of fair value. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. During evaluation upon acquisition, acquired loans are also classified as either purchased credit-impaired (or PCI) or purchased performing.

Purchased credit-impaired loans reflect credit quality deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These purchased credit-impaired loans are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The purchased credit-impaired loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure. Purchased credit-impaired loans are written down at acquisition to fair value using an estimate of cash flows deemed to be collectible.

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

Quarterly, management will evaluate purchased credit-impaired loans based on updated future expected cash flows. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows; these changes are disclosed in Note 4 “Loans and Allowance for Loan Losses.”

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

The Company’s policy is to remove an individual loan from a pool based on comparing the amount received from its resolution with its contractual amount. Any difference between these amounts is absorbed by the nonaccretable difference for the entire pool. This removal method assumes that the amount received from resolution approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in remaining effective yield caused by this removal method is addressed by the quarterly cash flow evaluation process for each pool. For loans that are resolved by payment in full, there is no release of the nonaccretable difference for the pool because there is no difference between the amount received at resolution and the contractual amount of the loan.

The purchased credit-impaired loans are and will continue to be subject to the Company’s internal and external credit review and monitoring. If further credit deterioration is experienced, such deterioration will be measured and the provision for loan losses will be increased.

Purchased performing loans are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the purchased performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise, the effective interest method is used. The adequacy of the remaining discount as compared to the reserve that would be required under the Company’s allowance for loan loss methodology is evaluated quarterly. Should the methodology reserve exceed the remaining discount, additional provision would be recognized.

Capital Resources
Total stockholders’ equity as of March 31, 2019 was $105.0 million, an increase of $3.0 million or 3.0% from $102.0 million at December 31, 2018. The increase was the result of increased retained earnings and a decrease in the net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive loss on the consolidated balance sheets. The decrease in the unrealized loss position was driven by improvements in market conditions during the quarter.

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the board approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total [for the Bank] capital are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA), enacted in May 2018, contains a variety of provisions that will affect regulations applicable to the Company and the Bank. Certain provisions of the EGRRCPA were effective immediately, while others depend upon future rulemaking by federal banking regulatory agencies. The EGRRCPA required action by the Federal Reserve Board to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the Federal Reserve Board issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. At March 31, 2019, the Company’s capital ratios exceed all minimum capital requirements that would apply to the Company if it were not a small bank holding company.

The following is a summary of the Bank’s capital ratios at March 31, 2019. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2019 Regulatory Minimums	March 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.50%	11.24%
Tier 1 Capital to Risk-Weighted Assets	6.00%	11.24%
Tier 1 Leverage to Average Assets	4.00%	9.60%
Total Capital to Risk-Weighted Assets	8.00%	12.41%
Capital Conservation Buffer	2.50%	4.41%
Risk-Weighted Assets (in thousands)		$870,510

Book value per share was $20.31 at March 31, 2019 as compared to $18.93 at March 31, 2018. Cash dividends were $623 thousand or $0.12 per share in the first three months of 2019 and $552 thousand or $0.11 per share in the first three months of 2018.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

The Company obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At March 31, 2019 the outstanding balance was $2.4 million, and the then-current interest rate was 4.76%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at March 31, 2019.

As of March 31, 2019, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2018 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2019, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Company receives or pays on a significant portion of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short-term until maturity. Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to this risk.

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

When the Company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets (depending on the optionality or prepayment speeds of the assets). Conversely, if interest rates rise, net interest income should decline. When the Company is asset sensitive, net interest income should improve if interest rates rise and fall if rates fall. The rate change model assumes that these changes will occur gradually over the course of a year. The earnings simulation results for the March 31, 2019 calculation indicate a moderately asset-sensitive position. The results for the March 31, 2018 calculation are seemingly incongruous, as net interest income was projected to decrease with both rising and falling rates. This was a result of the persistent low-rate environment. Rates on certain deposits and other funding liabilities could not realistically decrease materially, so they were more sensitive to rising rates than falling rates.

The table below shows the Company's interest rate sensitivity for the periods and rate scenarios presented (dollars in thousands):

	Change In Net Interest Income
	As of March 31,
	2019		2018
Change in interest Rates	%	$	%	$
+300 basis points	2.66%	943	(0.58)%	(193)
+200 basis points	1.79%	637	(0.38)%	(126)
+100 basis points	0.95%	339	(0.25)%	(82)
Unchanged	0.00%	-	0.00%	-
-100 basis points	(1.21)%	(429)	(1.06)%	(352)
-200 basis points	(2.79)%	(990)	(2.29)%	(764)

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company's 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended March 31, 2019, the Company did not repurchase any shares related to the exercise of awards.

During the three months ended March 31, 2019, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company has made no changes to the process by which security holders may recommend nominees to its board of directors, which is discussed in the Company's Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2019), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 10, 2019	/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 10, 2019	/s/Jeffrey W. Farrar
Jeffrey W. Farrar
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)