Form 10-Q
period 2019-06-30
OLD POINT FINANCIAL CORP
filed 2019-08-09
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $5.00 par value	OPOF	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

5,202,850 shares of common stock ($5.00 par value) outstanding as of August 5, 2019

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index
GLOSSARY OF DEFINED TERMS

2018 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2018
ALLL	Allowance for Loan and Lease Losses
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
CRA	Community Reinvestment Act
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
IRS	Internal Revenue Service
OAEM	Other Assets Especially Mentioned
OCC	Office of the Comptroller of the Currency
OPM	Old Point Mortgage
OREO	Other Real Estate Owned
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.
VIE	Variable Interest Entities

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(dollars in thousands, except share data)	June 30, 2019	December 31, 2018
	(unaudited)
Assets

Cash and due from banks	$15,903	$19,915
Interest-bearing due from banks	33,868	20,000
Federal funds sold	831	2,302
Cash and cash equivalents	50,602	42,217
Securities available-for-sale, at fair value	145,453	148,247
Restricted securities, at cost	3,479	3,853
Loans held for sale	754	479
Loans, net	750,421	763,898
Premises and equipment, net	36,293	36,738
Bank-owned life insurance	27,153	26,763
Other real estate owned, net	-	83
Goodwill	1,650	1,650
Core deposit intangible, net	385	407
Other assets	13,214	13,848
Total assets	$1,029,404	$1,038,183

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$242,882	$246,265
Savings deposits	369,477	367,915
Time deposits	235,425	228,964
Total deposits	847,784	843,144
Overnight repurchase agreements	18,011	25,775
Federal Home Loan Bank advances	50,000	60,000
Other borrowings	2,250	2,550
Accrued expenses and other liabilities	3,934	4,708
Total liabilities	921,979	936,177

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,202,850 and 5,184,289 shares outstanding (includes 24,511 and 13,689 of nonvested restricted stock, respectively)	25,892	25,853
Additional paid-in capital	20,838	20,698
Retained earnings	60,016	57,611
Accumulated other comprehensive income(loss), net	679	(2,156)
Total stockholders’ equity	107,425	102,006
Total liabilities and stockholders’ equity	$1,029,404	$1,038,183

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(unaudited, dollars in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest and Dividend Income:
Loans, including fees	$9,075	$8,688	$17,937	$16,583
Due from banks	111	22	168	26
Federal funds sold	6	8	13	10
Securities:
Taxable	648	499	1,268	993
Tax-exempt	234	302	500	646
Dividends and interest on all other securities	59	75	123	135
Total interest and dividend income	10,133	9,594	20,009	18,393

Interest Expense:
Checking and savings deposits	275	141	526	245
Time deposits	947	698	1,817	1,314
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	36	42	73	52
Federal Home Loan Bank advances	344	287	703	611
Total interest expense	1,602	1,168	3,119	2,222
Net interest income	8,531	8,426	16,890	16,171
Provision for loan losses	787	575	1,013	1,100
Net interest income after provision for loan losses	7,744	7,851	15,877	15,071

Noninterest Income:
Fiduciary and asset management fees	929	916	1,888	1,899
Service charges on deposit accounts	1,028	1,078	2,081	1,948
Other service charges, commissions and fees	1,026	941	1,951	1,795
Bank-owned life insurance income	198	173	390	382
Mortgage banking income	302	236	518	377
Gain on sale of available-for-sale securities, net	-	40	26	120
Other operating income	90	40	135	45
Total noninterest income	3,573	3,424	6,989	6,566

Noninterest Expense:
Salaries and employee benefits	5,927	5,935	11,626	11,412
Occupancy and equipment	1,405	1,487	2,798	2,964
Data processing	420	373	783	676
FDIC insurance	131	186	258	377
Customer development	151	135	313	317
Professional services	560	537	1,074	1,025
Employee professional development	230	208	416	400
Other taxes	149	142	299	312
ATM and other losses	53	157	115	254
Loss (gain) on other real estate owned	-	86	(2)	86
Merger expenses	-	391	-	596
Other operating expenses	482	581	1,119	1,215
Total noninterest expense	9,508	10,218	18,799	19,634
Income before income taxes	1,809	1,057	4,067	2,003
Income tax expense	183	65	414	69
Net income	$1,626	$992	$3,653	$1,934

Basic Earnings per Share:
Weighted average shares outstanding	5,202,166	5,177,233	5,194,529	5,099,008
Net income per share of common stock	$0.31	$0.19	$0.70	$0.38

Diluted Earnings per Share:
Weighted average shares outstanding	5,202,196	5,177,233	5,194,594	5,099,124
Net income per share of common stock	$0.31	$0.19	$0.70	$0.38

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in thousands)	2019	2018	2019	2018

Net income	$1,626	$992	$3,653	$1,934
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	1,295	(120)	2,856	(1,871)
Reclassification for gain included in net income	-	(32)	(21)	(95)
Other comprehensive income (loss), net of tax	1,295	(152)	2,835	(1,966)
Comprehensive income (loss)	$2,921	$840	$6,488	$(32)

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands,except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED JUNE 30, 2019

Balance at March 31, 2019	5,171,462	$25,857	$20,763	$59,015	$(616)	$105,019
Net income	-	-	-	1,626	-	1,626
Other comprehensive income, net of tax	-	-	-	-	1,295	1,295
Employee Stock Purchase Plan share issuance	1,038	6	15	-	-	21
Restricted stock vested	5,839	29	(29)	-	-	-
Stock-based compensation expense	-	-	89	-	-	89
Cash dividends ($0.12 per share)	-	-	-	(625)	-	(625)

Balance at end of period	5,178,339	$25,892	$20,838	$60,016	$679	$107,425

THREE MONTHS ENDED JUNE 30, 2018

Balance at March 31, 2018	5,018,539	$25,093	$17,298	$55,344	$(2,737)	$94,998
Net income	-	-	-	992	-	992
Other comprehensive loss, net of tax	-	-	-	-	(152)	(152)
Issuance of common stock related to acquisition	149,625	750	3,207	-	-	3,957
Employee Stock Purchase Plan share issuance	859	4	18	-	-	22
Stock-based compensation expense	-	-	45	-	-	45
Cash dividends ($0.11 per share)	-	-	-	(569)	-	(569)

Balance at end of period	5,169,023	$25,847	$20,568	$55,767	$(2,889)	$99,293

(unaudited, dollars in thousands,except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
SIX MONTHS ENDED JUNE 30, 2019

Balance at December 31, 2018	5,170,600	$25,853	$20,698	$57,611	$(2,156)	$102,006
Net income	-	-	-	3,653	-	3,653
Other comprehensive income, net of tax	-	-	-	-	2,835	2,835
Employee Stock Purchase Plan share issuance	1,900	10	30	-	-	40
Restricted stock vested	5,839	29	(29)	-	-	-
Stock-based compensation expense	-	-	139	-	-	139
Cash dividends ($0.24 per share)	-	-	-	(1,248)	-	(1,248)

Balance at end of period	5,178,339	$25,892	$20,838	$60,016	$679	$107,425

SIX MONTHS ENDED JUNE 30, 2018

Balance at December 31, 2017	5,017,458	$25,087	$17,270	$54,738	$(707)	$96,388
Net income	-	-	-	1,934	-	1,934
Other comprehensive loss, net of tax	-	-	-	-	(1,966)	(1,966)
Issuance of common stock related to acquisition	149,625	750	3,207	-	-	3,957
Reclassification of the stranded income tax effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	139	(139)	-
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	-	-	-	77	(77)	-
Employee Stock Purchase Plan share issuance	1,940	10	38	-	-	48
Stock-based compensation expense	-	-	53	-	-	53
Cash dividends ($0.22 per share)	-	-	-	(1,121)	-	(1,121)

Balance at end of period	5,169,023	$25,847	$20,568	$55,767	$(2,889)	$99,293

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(unaudited, dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,653	$1,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,124	1,250
Accretion related to acquisition, net	(132)	(121)
Provision for loan losses	1,013	1,100
Gain on sale of securities, net	(26)	(120)
Net amortization of securities	669	928
Increase in loans held for sale, net	(275)	(70)
Net gain on disposal of premises and equipment	-	9
Net (gain) loss on write-down/sale of other real estate owned	(2)	86
Income from bank owned life insurance	(390)	(382)
Stock compensation expense	139	53
Deferred tax (benefit) expense	589	(731)
(Increase) decrease in other assets	(709)	353
Decrease in accrued expenses and other liabilities	(774)	(48)
Net cash provided by operating activities	4,879	4,241

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(20,788)	(9,815)
Proceeds from redemption of restricted securities, net	374	18
Proceeds from maturities and calls of available-for-sale securities	14,625	6,470
Proceeds from sales of available-for-sale securities	6,476	11,039
Paydowns on available-for-sale securities	5,427	5,014
Proceeds from sale of loans held for investment	-	8,746
Net decrease (increase) in loans held for investment	12,541	(4,417)
Proceeds from sales of other real estate owned	85	93
Purchases of premises and equipment	(679)	(317)
Cash paid in acquisition	-	(3,164)
Cash acquired in acquisition	-	2,304
Net cash provided by investing activities	18,061	15,971

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(3,383)	13,040
Increase in savings deposits	1,562	8,050
Increase (decrease) in time deposits	6,538	(8,310)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(8,064)	(1,795)
Increase in Federal Home Loan Bank advances	10,000	78,000
Repayment of Federal Home Loan Bank advances	(20,000)	(85,500)
Proceeds from ESPP issuance	40	48
Cash dividends paid on common stock	(1,248)	(1,121)
Net cash (used in) provided by financing activities	(14,555)	2,412

Net increase in cash and cash equivalents	8,385	22,624
Cash and cash equivalents at beginning of period	42,217	14,412
Cash and cash equivalents at end of period	$50,602	$37,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,062	$2,128

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$3,589	$(2,585)
Right of use lease asset and liability	$751	$-

TRANSACTIONS RELATED TO ACQUISITIONS
Assets acquired	$-	$50,406
Liabilities assumed	$-	$44,324
Common stock issued in acquisition	$-	$3,947

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at June 30, 2019 and December 31, 2018, the statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and the statements of cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

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

BUSINESS COMBINATIONS

On April 1, 2018, the Company acquired Citizens National Bank (Citizens) based in Windsor, Virginia. Refer to Note 2 for further discussion.

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of June 30, 2019, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Based on FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies. The Company has formed a committee to oversee the adoption of the new standard, has engaged a third party to assist with implementation, has performed data fit gap and loss driver analyses, intends to run parallel models beginning with second quarter data, and is continuing to evaluate the impact that ASU 2016-13 will have on its consolidated financial statements. This ASU contains significant differences from existing GAAP, and the implementation of this ASU may result in increases to the Company’s reserves for credit losses for financial instruments; however, the Company is still finalizing its estimate of the quantitative impact of this standard.

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

Index
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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group (or TRG) Meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the consolidated balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

ACCOUNTING STANDARDS ADOPTED IN 2019

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements”). Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company adopted ASU 2018-11 on January 1, 2019 using the optional transition method. As the Company owns the majority of its buildings, the adoption of this ASU did not have a material impact on its consolidated financial statements. Refer to Note 5 for further discussion.

In March 2017, the FASB issued ASU No. 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. Adoption of this standard did not have a material impact to the consolidation financial statements, and as a result, a cumulative effects adjustment was not necessary.

Index
Note 2. Acquisitions

On April 1, 2018, the Company acquired Citizens. Under the terms of the merger agreement, Citizens stockholders received 0.1041 shares of the Company’s common stock and $2.19 in cash for each share of Citizens common stock, resulting in the Company issuing 149,625 shares of the Company’s common stock at a fair value of $3.9 million, for a total purchase price of $7.1 million.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. The following table provides an assessment of the consideration transferred, assets acquired, and liabilities assumed as of the date of the acquisition (dollars in thousands):

	As Recorded by Citizens	Fair Value Adjustments	As Recorded by the Company
Consideration paid:
Cash			$3,164
Old Point common stock			3,947
Total purchase price			$7,111

Identifiable assets acquired:
Cash and cash equivalents	$2,304	$-	$2,304
Securities available for sale	1,959	-	1,959
Restricted securities, at cost	278	-	278
Loans, net	42,824	(34)	42,790
Premises and equipment	1,070	450	1,520
Other real estate owned	237	(61)	176
Core deposit intangibles	-	440	440
Other assets	1,055	(116)	939
Total assets	$49,727	$679	$50,406

Identifiable liabilities assumed:
Deposits	$43,754	$246	$44,000
Other liabilities	324	-	324
Total liabilities	$44,078	$246	$44,324

Net assets acquired			$6,082
Goodwill			$1,029

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

The acquired loans were recorded at fair value at the acquisition date without carryover of Citizens’ allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on call code with other key inputs identified such as payment structure, rate type, remaining maturity, and credit risk characteristics including risk rating groups (pass rated loans and adversely classified loans), and past due status.

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

Index
The following table presents the purchased credit-impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest payments	$1,031
Nonaccretable difference	(211)
Cash flows expected to be collected	820
Accretable yield	(110)
Fair value of purchased credit-impaired loans	$710

The amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments related to the Citizens acquisition had the following impact on the Consolidated Statements of Income during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Purchased performing loans	$23	$92
Purchased credit-impaired loans	1	1
Certificate of deposit valuation	38	39
Amortization of core deposit intangible	(11)	(11)
Net impact to income before taxes	$51	$121

	Six Months Ended June 30,
	2019	2018
Purchased performing loans	$79	$92
Purchased credit-impaired loans	(2)	1
Certificate of deposit valuation	77	39
Amortization of core deposit intangible	(22)	(11)
Net impact to income before taxes	$132	$121

Note 3. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$12,377	$103	$-	$12,480
Obligations of U.S. Government agencies	11,633	16	(77)	11,572
Obligations of state and policitcal subdivisions	41,303	830	(1)	42,132
Mortgage-backed securities	72,254	564	(645)	72,173
Money market investments	3,484	-	-	3,484
Corporate bonds and other securities	3,542	74	(4)	3,612
	$144,593	$1,587	$(727)	$145,453

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$12,323	$6	$(1)	$12,328
Obligations of U.S. Government agencies	10,868	2	(156)	10,714
Obligations of state and policitcal subdivisions	49,194	155	(512)	48,837
Mortbage-backed securities	73,444	93	(2,346)	71,191
Money market investments	1,897	-	-	1,897
Corporate bonds and other securities	3,250	42	(12)	3,280
	$150,976	$298	$(3,027)	$148,247

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

The Company has not recorded impairment charges through income on securities for the three or six months ended June 30, 2019 or the year ended December 31, 2018.

The following table summarizes net realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Securities Available-for-sale
Realized gains on sales of securities	$-	$51	$36	$131
Realized losses on sales of securities	-	(11)	(10)	(11)
Net realized gain	$-	$40	$26	$120

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	June 30, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$5	$3,012	$72	$5,565	$77	$8,577
Obligations of state and policitcal subdivisions	-	-	1	1,527	1	1,527
Mortgage-backed securities	-	-	645	49,086	645	49,086
Corporate bonds and other securities	-	-	4	196	4	196
Total securities available-for-sale	$5	$3,012	$722	$56,374	$727	$59,386

	December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$1	$2,484	$-	$-	$1	$2,484
Obligations of U.S. Government agencies	47	6,014	109	3,206	156	9,220
Obligations of state and policitcal subdivisions	10	5,829	502	23,727	512	29,556
Mortgage-backed securities	-	-	2,346	63,930	2,346	63,930
Corporate bonds and other securities	1	100	11	389	12	489
Total securities available-for-sale	$59	$14,427	$2,968	$91,252	$3,027	$105,679

The number of investments at an unrealized loss position as of June 30, 2019 and December 31, 2018 were 28 and 88, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at June 30, 2019 and December 31, 2018, as shown in the tables above. The unrealized losses were caused by increases in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2019 or December 31, 2018.

Index
Restricted Securities
The restricted security category is comprised of stock in the Federal Home Loan Bank of Atlanta (FHLB), the Federal Reserve Bank (FRB), and Community Bankers’ Bank (CBB). These stocks are classified as restricted securities because their ownership is restricted to certain types of entities and the securities lack a market. Therefore, FHLB, FRB, and CBB stock are carried at cost and evaluated for impairment. When evaluating these stocks for impairment, their value is determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Restricted stock is viewed as a long-term investment and management believes that the Company has the ability and the intent to hold this stock until its value is recovered.

Note 4. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	June 30, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	$114,776	$110,009
Commercial - owner occupied	145,683	155,245
Commercial - non-owner occupied	129,922	131,287
Multifamily	28,516	28,954
Construction	38,599	32,383
Second mortgages	15,289	17,297
Equity lines of credit	52,964	57,649
Total mortgage loans on real estate	525,749	532,824
Commercial and industrial loans	74,707	63,398
Consumer automobile loans	109,423	120,796
Other consumer loans	42,154	48,342
Other	9,145	8,649
Total loans, net of deferred fees	761,178	774,009
Less: Allowance for loan losses	10,757	10,111
Loans, net of allowance and deferred fees (1)	$750,421	$763,898

(1) Net deferred loan fees totaled $748 thousand and $864 thousand at June 30, 2019 and December 31, 2018, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $535 thousand and $628 thousand at June 30, 2019 and December 31, 2018, respectively.

Acquired Loans

The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheet as of June 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Outstanding principal balance	$27,208	$31,940
Carrying amount	26,842	31,497

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned, as of June 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Outstanding principal balance	$237	$246
Carrying amount	80	91

The following table presents changes in the accretable yield on purchased credit-impaired loans, for which the Company applies FASB ASC 310-30, at June 30, 2019:

(dollars in thousands)	June 30, 2019
Balance at January 1, 2019	$12
Accretion	(2)
Balance at end of period	10

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

•	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information
As of June 30, 2019
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$113,004	$-	$1,772	$-	$114,776
Commercial - owner occupied	131,936	4,588	9,159	-	145,683
Commercial - non-owner occupied	122,273	3,975	3,674	-	129,922
Multifamily	28,516	-	-	-	28,516
Construction	38,529	70	-	-	38,599
Second mortgages	15,185	-	104	-	15,289
Equity lines of credit	52,957	-	7	-	52,964
Total mortgage loans on real estate	$502,400	$8,633	$14,716	$-	$525,749
Commercial and industrial loans	73,115	1,157	435	-	74,707
Consumer automobile loans	108,827	-	596	-	109,423
Other consumer loans	42,112	-	42	-	42,154
Other	9,145	-	-	-	9,145
Total	$735,599	$9,790	$15,789	$-	$761,178

As of December 31, 2018
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$108,274	$-	$1,735	$-	$110,009
Commercial - owner occupied	140,664	4,067	10,514	-	155,245
Commercial - non-owner occupied	121,523	3,937	5,827	-	131,287
Multifamily	28,954	-	-	-	28,954
Construction	31,896	71	416	-	32,383
Second mortgages	17,007	-	290	-	17,297
Equity lines of credit	56,893	-	756	-	57,649
Total mortgage loans on real estate	$505,211	$8,075	$19,538	$-	$532,824
Commercial and industrial loans	60,967	1,987	444	-	63,398
Consumer automobile loans	120,365	-	431	-	120,796
Other consumer loans	48,298	-	44	-	48,342
Other	8,649	-	-	-	8,649
Total	$743,490	$10,062	$20,457	$-	$774,009

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

Age Analysis of Past Due Loans as of June 30, 2019

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$-	$191	$156	$-	$1,395	$113,034	$114,776
Commercial - owner occupied	-	-	-	80	5,590	140,013	145,683
Commercial - non-owner occupied	-	-	-	-	3,673	126,249	129,922
Multifamily	-	-	-	-	-	28,516	28,516
Construction	-	-	-	-	-	38,599	38,599
Second mortgages	-	-	-	-	104	15,185	15,289
Equity lines of credit	7	-	-	-	7	52,950	52,964
Total mortgage loans on real estate	$7	$191	$156	$80	$10,769	$514,546	$525,749
Commercial and industrial loans	-	-	-	-	434	74,273	74,707
Consumer automobile loans	1,067	299	142	-	-	107,915	109,423
Other consumer loans	817	551	900	-	-	39,886	42,154
Other	111	12	24	-	-	8,998	9,145
Total	$2,002	$1,053	$1,222	$80	$11,203	$745,618	$761,178

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2) Includes past due loans in non-accrual status of $3.5 million.

In the table above, the past due totals include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.6 million at June 30, 2019.

Age Analysis of Past Due Loans as of December 31, 2018

(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (2)	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$1,165	$553	$180	$-	$1,386	$106,725	$110,009
Commercial - owner occupied	1,059	83	-	91	5,283	148,729	155,245
Commercial - non-owner occupied	-	-	-	-	4,371	126,916	131,287
Multifamily	-	-	-	-	-	28,954	28,954
Construction	-	-	205	-	417	31,761	32,383
Second mortgages	17	-	135	-	155	16,990	17,297
Equity lines of credit	60	-	-	-	231	57,358	57,649
Total mortgage loans on real estate	$2,301	$636	$520	$91	$11,843	$517,433	$532,824
Commercial and industrial loans	1,595	-	-	-	298	61,505	63,398
Consumer automobile loans	1,645	291	114	-	-	118,746	120,796
Other consumer loans	1,333	621	1,851	-	-	44,537	48,342
Other	133	8	12	-	-	8,496	8,649
Total	$7,007	$1,556	$2,497	$91	$12,141	$750,717	$774,009

(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.
(2) Includes past due loans in non-accrual status of $3.9 million.

Index
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

NONACCRUAL LOANS

The Company generally places commercial and industrial loans (including construction loans and commercial loans secured and not secured by real estate) in nonaccrual status when the full and timely collection of interest or principal becomes uncertain, part of the principal balance has been charged off and no restructuring has occurred or the loan reaches 90 days past due, unless the credit is well-secured and in the process of collection.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

(dollars in thousands)	June 30, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	$1,395	$1,386
Commercial - owner occupied	5,590	5,283
Commercial - non-owner occupied	3,673	4,371
Construction	-	417
Second mortgages	104	155
Equity lines of credit	7	231
Total mortgage loans on real estate	$10,769	$11,843
Commercial and industrial loans	434	298
Total	$11,203	$12,141

No purchased credit-impaired loans were on nonaccrual status at June 30, 2019.

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
(dollars in thousand)	2019	2018
Interest income that would have been recorded under original loan terms	$132	$235
Actual interest income recorded for the period	71	173
Reduction in interest income on nonaccrual loans	$61	$62

Index
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

There were three troubled debt restructurings in the six months ended June 30, 2019 and no troubled debt restructings in the six months ended June 30, 2018.

At June 30, 2019 and December 31, 2018, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had 1 loan totaling $32 thousand secured by residential 1 - 4 family real estate that was in the process of foreclosure at June 30, 2019, and no loans secured by residential 1 - 4 family real estate in the process of foreclosure at December 31, 2018.

In the three and six months ended June 30, 2019 and 2018, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Index
Impaired Loans by Class
	As of June 30, 2019				For the six months ended June 30, 2019
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,752	$1,457	$89	$44	$1,754	$-
Commercial	13,728	8,396	3,846	560	12,490	101
Construction	91	-	90	16	289	2
Second mortgages	307	160	145	145	308	5
Equity lines of credit	7	7	-	-	120	-
Total mortgage loans on real estate	15,885	10,020	4,170	765	14,961	108
Commercial and industrial loans	578	344	90	87	399	5
Other consumer loans	38	-	-	-	-	-
Total	$16,501	$10,364	$4,260	$852	$15,360	$113

Impaired Loans by Class
	As of December 31, 2018				For the Year Ended December 31, 2018
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,057	$1,686	$239	$51	$2,073	$66
Commercial	15,254	12,721	-	-	14,232	455
Construction	509	417	92	18	665	7
Second mortgages	496	347	148	33	508	15
Equity lines of credit	232	-	232	3	301	1
Total mortgage loans on real estate	18,548	15,171	711	105	17,779	544
Commercial and industrial loans	384	78	220	11	446	5
Other consumer loans	38	-	-	-	43	-
Total	$18,970	$15,249	$931	$116	$18,268	$549

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

Each portfolio segment has risk characteristics as follows:

•
Commercial and industrial: Commercial and industrial loans carry risks associated with the successful operation of a business or project, in addition to other risks associated with the ownership of a business. The repayment of these loans may be dependent upon the profitability and cash flows of the business. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At June 30, 2019 and December 31, 2018 management used eight twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $10.8 million adequate to cover probable loan losses inherent in the loan portfolio at June 30, 2019.

The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Index
ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the six months ended June 30, 2019
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for loan losses:
Balance, beginning	$2,340	$156	$5,956	$1,354	$305	$10,111
Charge-offs	-	-	(144)	(321)	(243)	(708)
Recoveries	5	-	90	208	38	341
Provision for loan losses	(377)	68	716	290	316	1,013
Ending Balance	$1,968	$224	$6,618	$1,531	$416	$10,757

Individually evaluated for impairment	$87	$16	$749	$-	$-	$852
Collectively evaluated for impairment	1,881	208	5,869	1,531	416	9,905
Purchased credit-impaired loans	-	-	-	-	-	-

Ending Balance	$1,968	$224	$6,618	$1,531	$416	$10,757

Loans Balances:
Individually evaluated for impairment	434	90	14,100	-	-	14,624
Collectively evaluated for impairment	74,193	38,509	473,050	151,577	9,145	746,474
Purchased credit-impaired loans	80	-	-	-	-	80
Ending Balance	$74,707	$38,599	$487,150	$151,577	$9,145	$761,178

For the Year ended December 31, 2018
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for loan losses:
Balance, beginning	$1,889	$541	$5,217	$1,644	$157	$9,448
Charge-offs	(81)	-	(1,625)	(769)	(367)	(2,842)
Recoveries	140	-	158	262	84	644
Provision for loan losses	392	(385)	2,206	217	431	2,861
Ending Balance	$2,340	$156	$5,956	$1,354	$305	$10,111

Individually evaluated for impairment	$11	$18	$87	$-	$-	$116
Collectively evaluated for impairment	2,329	138	5,869	1,354	305	9,995
Purchased credit-impaired loans	-	-	-	-	-	-
Ending Balance	$2,340	$156	$5,956	$1,354	$305	$10,111

Loans Balances:
Individually evaluated for impairment	298	509	15,373	-	-	16,180
Collectively evaluated for impairment	63,009	31,874	485,068	169,138	8,649	757,738
Purchased credit-impaired loans	91	-	-	-	-	91
Ending Balance	$63,398	$32,383	$500,441	$169,138	$8,649	$774,009

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) The consumer segment includes consumer automobile loans.

Index
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

The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2019
Lease liabilities	$593
Right-of-use assets	$590
Weighted average remaining lease term	2.46 years
Weighted average discount rate	2.77%

	Three Months Ended	Six Months Ended
Lease cost (in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$86	$171
Total lease cost	$86	$171

Cash paid for amounts included in the measurement of lease liabilities	$85	$169

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of June 30, 2019
Six months ending December 31, 2019	$162
Twelve months ending December 31, 2020	256
Twelve months ending December 31, 2021	111
Twelve months ending December 31, 2022	83
Total undiscounted cash flows	$612
Discount	(19)
Lease liabilities	$593

Note 6. Low-Income Housing Tax Credits

The Company was invested in 4 separate housing equity funds at both June 30, 2019 and December 31, 2018. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.1 million and $3.2 million at June 30, 2019 and December 31, 2018, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2019 are $441 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $50 thousand at June 30, 2019 and $248 thousand at December 31, 2018, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

Index
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on
	2019	2018	2019	2018	Consolidated Income Statement
Tax credits and other benefits
Amortization of operating losses	$45	$80	$125	$160	ATM and other losses
Tax benefit of operating losses*	9	17	26	34	Income tax expense (benefit)
Tax credits	105	124	229	247	Income tax expense (benefit)
Total tax benefits	$114	$141	$255	$281

* Computed using a 21% tax rate.

Note 7. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At June 30, 2019 and December 31, 2018, the remaining credit available from these lines totaled $55.0 million. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $256.3 million and $245.9 as of June 30, 2019 and December 31, 2018, respectively.

SHORT-TERM BORROWINGS

The following table presents total short-term borrowings as of the dates indicated:

(dollar in thousands)	June 30, 2019	December 31, 2018
Overnight repurchase agreements	$18,011	$25,775
Federal Home Loan Bank advances	3,000	13,000
Total short-term borrowings	$21,011	$38,775

Maximum month-end outstanding balance	$38,138	$99,898
Average outstanding balance during the period	$35,721	$62,887
Average interest rate (year-to-date)	0.98%	1.11%
Average interest rate at end of period	0.47%	0.93%

LONG-TERM BORROWINGS

The Company had long-term FHLB advances totaling $47.0 million outstanding at June 30, 2019 and $47.0 million outstanding at December 31, 2018. Scheduled maturity dates of the advances at June 30, 2019 range from November 15, 2019 to August 27, 2021, and the interest rates range from 1.90% to 2.92%.

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At June 30, 2019 the outstanding balance was $2.3 million, and the then-current interest rate was 4.94%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at June 30, 2019.

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

Index
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making such commitments as it does for on-balance-sheet instruments.

The following financial instruments whose contract amounts represent credit risk were outstanding at June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit:
Home equity lines of credit	$61,927	$61,014
Commercial real estate, construction and development loans committed but not funded	16,436	12,165
Other lines of credit (principally commercial)	72,332	74,058
Total	$150,695	$147,237

Letters of credit	$8,212	$8,230

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of June 30, 2019 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the six months ended June 30, 2019 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2019	13,689	$27.51
Issued	16,661	21.68
Vested	(5,839)	26.82
Forfeited	-	-
Nonvested, June 30, 2019	24,511	$23.71

The weighted average period over which nonvested awards are expected to be recognized is 1.49 years.

The fair value of restricted stock granted during the six months ended June 30, 2019 was $361 thousand.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $662 thousand as of June 30, 2019.

Stock-based compensation expense was $89 thousand and $45 thousand for the three months ended June 30, 2019 and 2018, and $139 thousand and $53 thousand for the six months ended June 30, 2019 and 2018, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2018 and for the first six months of 2019.

1,900 shares were purchased under the ESPP during the six months ended June 30, 2019. At June 30, 2019, the Company had 240,036 remaining shares reserved for issuance under this plan.

Index
Note 10. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on
(dollars in thousands)	2019	2018	2019	2018	Consolidated Statement of Income
Available-for-sale securities
Realized gains on sales of securities	$-	$40	$26	$120	Gain on sale of securities, net
Tax effect	-	8	5	25	Income tax expense
	$-	$32	$21	$95

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2019
Balance at beginning of period	$(616)	$(616)
Net other comprehensive income	1,295	1,295
Balance at end of period	$679	$679

Three Months Ended June 30, 2018
Balance at beginning of period	$(2,737)	$(2,737)
Net other comprehensive loss	(152)	(152)
Balance at end of period	$(2,889)	$(2,889)

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)

Six Months Ended June 30, 2019
Balance at beginning of period	$(2,156)	$(2,156)
Net other comprehensive income	2,835	2,835
Balance at end of period	$679	$679

Six Months Ended June 30, 2018
Balance at beginning of period	$(707)	$(707)
Net other comprehensive loss	(1,966)	(1,966)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI	(139)	(139)
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	(77)	(77)
Balance at end of period	$(2,889)	$(2,889)

Index
The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended June 30, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,639	$344	$1,295

Total change in accumulated other comprehensive income, net	$1,639	$344	$1,295

	Three Months Ended June 30, 2018
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(152)	$(32)	$(120)
Reclassification adjustment for gains recognized in income	(40)	(8)	(32)

Total change in accumulated other comprehensive loss, net	$(192)	$(40)	$(152)

	Six Months Ended June 30, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,615	$759	$2,856
Reclassification adjustment for gains recognized in income	(26)	(5)	(21)

Total change in accumulated other comprehensive income, net	$3,589	$754	$2,835

	Six Months Ended June 30, 2018
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,368)	$(497)	$(1,871)
Reclassification adjustment for gains recognized in income	(120)	(25)	(95)

Total change in accumulated other comprehensive loss, net	$(2,488)	$(522)	$(1,966)

Index
EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the employee stock purchase plan.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2019 and 2018:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2019
Net income, basic	$1,626	5,202	$0.31
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,626	5,202	$0.31

Three Months Ended June 30, 2018
Net income, basic	$992	5,177	$0.19
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$992	5,177	$0.19

Six Months Ended June 30, 2019
Net income, basic	$3,653	5,195	$0.70
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,653	5,195	$0.70

Six Months Ended June 30, 2018
Net loss, basic	$1,934	5,099	$0.38
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,934	5,099	$0.38

The Company had no antidilutive shares outstanding in the six months ended June 30, 2019 and 2018, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

•
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

•
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

•
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

The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2019 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$12,480	$-	$12,480	$-
Obligations of U.S. Government agencies	11,572	-	11,572	-
Obligations of state and political subdivisions	42,132	-	42,132	-
Mortgage-backed securities	72,173	-	72,173	-
Money market investments	3,484	-	3,484	-
Corporate bonds and other securities	3,612	-	3,612	-
Total available-for-sale securities	$145,453	$-	$145,453	$-

Index
		Fair Value Measurements at December 31, 2018 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$12,328	$-	$12,328	$-
Obligations of U.S. Government agencies	10,714	-	10,714	-
Obligations of state and political subdivisions	48,837	-	48,837	-
Mortgage-backed securities	71,191	-	71,191	-
Money market investments	1,897	-	1,897	-
Corporate bonds and other securities	3,280	-	3,280	-
Total available-for-sale securities	$148,247	$-	$148,247	$-

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

Index
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

The following table presents the assets carried in the consolidated balance sheets for which a nonrecurring change in fair value has been recorded. Assets are shown by class of loan and by level in the fair value hierarchy, as of the dates indicated. Certain impaired loans are valued by the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate rather than at a market rate. These loans are not carried in the consolidated balance sheets at fair value and, as such, are not included in the tables below.

		Carrying Value at June 30, 2019 Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$45	$-	$-	$45
Commercial	1,772	-	-	1,772
Construction	74	-	-	74
Total mortgage loans on real estate	$1,891	$-	$-	$1,891
Commercial loans	3	-	-	3
Total	$1,894	$-	$-	$1,894

Loans
Loans held for sale	$754	$-	$754	$-

		Carrying Value at December 31, 2018 Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$188	$-	$-	$188
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total mortgage loans on real estate	491	-	-	491
Total	$491	$-	$-	$491

Loans
Loans held for sale	$479	$-	$479	$-

Other real estate owned
Construction	$83	$-	$-	$83
Total	$83	$-	$-	$83

Index
The following tables display quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at June 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$45	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,772	Market comparables	Selling costs	6.00%
			Liquidation discount	35.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial loans	$3	Market comparables	Selling costs	0.00% - 7.25% (6.04%)
			Liquidation discount	0.00% - 4.00% (3.33%)

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$188	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Construction	$83	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$50,602	$50,602	$-	$-
Securities available-for-sale	145,453	-	145,453	-
Restricted securities	3,479	-	3,479	-
Loans held for sale	754	-	754	-
Loans, net of allowances for loan losses	750,421	-	-	741,154
Bank owned life insurance	27,153	-	27,153	-
Accrued interest receivable	3,223	-	3,223	-

Liabilities
Deposits	$847,784	$-	$851,342	$-
Overnight repurchase agreements	18,011	-	18,011	-
Federal Home Loan Bank advances	50,000	-	50,347	-
Other borrowings	2,250	-	2,250	-
Accrued interest payable	651	-	651	-

		Fair Value Measurements at December 31, 2018 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$42,217	$42,217	$-	$-
Securities available-for-sale	148,247	-	148,247	-
Restricted securities	3,853	-	3,853	-
Loans held for sale	479	-	479	-
Loans, net of allowances for loan losses	763,898	-	-	749,848
Bank owned life insurance	26,763	-	26,763	-
Accrued interest receivable	3,095	-	3,095	-

Liabilities
Deposits	$843,144	$-	$843,818	$-
Overnight repurchase agreements	25,775	-	25,775	-
Federal Home Loan Bank advances	60,000	-	59,975	-
Other borrowings	2,550	-	2,550	-
Accrued interest payable	594	-	594	-

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

Index
Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018 follows:

	Three Months Ended June 30, 2019
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,101	$32	$1,805	$(1,805)	$10,133
Income from fiduciary activities	-	929	-	-	929
Other income	2,353	307	50	(66)	2,644
Total operating income	12,454	1,268	1,855	(1,871)	13,706

Expenses
Interest expense	1,571	-	31	-	1,602
Provision for loan losses	787	-	-	-	787
Salaries and employee benefits	5,055	756	116	-	5,927
Other expenses	3,259	258	130	(66)	3,581
Total operating expenses	10,672	1,014	277	(66)	11,897

Income before taxes	1,782	254	1,578	(1,805)	1,809

Income tax expense (benefit)	176	54	(47)	-	183

Net income	$1,606	$200	$1,625	$(1,805)	$1,626

Capital expenditures	$157	$24	$-	$-	$181

Total assets	$1,023,404	$6,498	$109,698	$(110,196)	$1,029,404

	Three Months Ended June 30, 2018
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,570	$22	$1,524	$(1,522)	$9,594
Income from fiduciary activities	-	916	-	-	916
Other income	2,232	261	80	(65)	2,508
Total operating income	11,802	1,199	1,604	(1,587)	13,018

Expenses
Interest expense	1,135	-	33	-	1,168
Provision for loan losses	575	-	-	-	575
Salaries and employee benefits	5,077	749	109	-	5,935
Other expenses	3,559	271	519	(66)	4,283
Total operating expenses	10,346	1,020	661	(66)	11,961

Income before taxes	1,456	179	943	(1,521)	1,057

Income tax expense (benefit)	76	38	(49)	-	65

Net income	$1,380	$141	$992	$(1,521)	$992

Capital expenditures	$127	$1	$-	$-	$128

Total assets	$1,026,571	$6,110	$102,239	$(102,790)	$1,032,130

Index
	Six Months Ended June 30, 2019
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$19,947	$62	$3,955	$(3,955)	$20,009
Income from fiduciary activities	-	1,888	-	-	1,888
Other income	4,541	591	100	(131)	5,101
Total operating income	24,488	2,541	4,055	(4,086)	26,998

Expenses
Interest expense	3,057	-	62	-	3,119
Provision for loan losses	1,013	-	-	-	1,013
Salaries and employee benefits	9,873	1,523	230	-	11,626
Other expenses	6,607	507	190	(131)	7,173
Total operating expenses	20,550	2,030	482	(131)	22,931

Income before taxes	3,938	511	3,573	(3,955)	4,067

Income tax expense (benefit)	385	109	(80)	-	414

Net income	$3,553	$402	$3,653	$(3,955)	$3,653

Capital expenditures	$655	$24	$-	$-	$679

Total assets	$1,023,404	$6,498	$109,698	$(110,196)	$1,029,404

	Six Months Ended June 30, 2018
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$18,348	$43	$2,812	$(2,810)	$18,393
Income from fiduciary activities	-	1,899	-	-	1,899
Other income	4,146	521	130	(130)	4,667
Total operating income	22,494	2,463	2,942	(2,940)	24,959

Expenses
Interest expense	2,189	-	33	-	2,222
Provision for loan losses	1,100	-	-	-	1,100
Salaries and employee benefits	9,702	1,494	216	-	11,412
Other expenses	6,985	535	833	(131)	8,222
Total operating expenses	19,976	2,029	1,082	(131)	22,956

Income before taxes	2,518	434	1,860	(2,809)	2,003

Income tax expense (benefit)	51	92	(74)	-	69

Net income	$2,467	$342	$1,934	$(2,809)	$1,934

Capital expenditures	$316	$1	$-	$-	$317

Total assets	$1,026,571	$6,110	$102,239	$(102,790)	$1,032,130

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

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2018 Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2018. Highlighted in the discussion are material changes from prior reporting periods and certain identifiable trends affecting the Company. Results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Caution About Forward-Looking Statements
In addition to historical information, certain statements in this report which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may identify forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements are based on the beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying estimates, assumptions or beliefs will prove to be accurate. Actual results could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this report may include, without limitation: statements regarding future financial performance and profitability; the acquisition of Citizens and the performance of the purchased loan portfolio; performance of the investment and loan portfolios, including performance of the purchased student loan portfolio and expected trends in the quality of the loan portfolio; the effects of diversifying the loan portfolio; strategic business and growth initiatives; management’s efforts to reposition the balance sheet; deposit growth; levels and sources of liquidity; the securities portfolio; use of proceeds from the sale of securities; future levels of charge-offs or net recoveries; the impact of changes in NPAs on future earnings; write-downs and expected sales of other real estate owned; income taxes; monetary policy actions of the Federal Open Market Committee; and changes in interest rates.

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates and yields; general economic and business conditions, including unemployment levels; demand for loan products; future levels of government defense spending particularly in the Company’s service area; uncertainty over future federal spending or budget priorities of the current administration, particularly in connection with the Department of Defense, on the Company’s service area; the performance of the Company’s dealer lending program; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board and any changes associated with the current administration; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management’s investment strategy and strategy to manage the net interest margin; the U.S. government’s guarantee of repayment of student or small business loans purchased by the Company; the level of net charge-offs on loans; deposit flows; competition; demand for financial services in the Company’s market area; implementation of new technologies; the Company’s ability to develop and maintain secure and reliable electronic systems; any interruption or breach of security in the Company’s information systems or those of the Company’s third party vendors or other service providers; reliance on third parties for key services; the use of inaccurate assumptions in management’s modeling systems; technological risks and developments and cyber-attacks, threats and events; the real estate market; accounting principles, policies and guidelines; and other factors detailed in the Company’s publicly filed documents, including the Company’s 2018 Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of date of the report.

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

Executive Overview
The Company’s net income for the quarter ended June 30, 2019 was $1.6 million, or $0.31 per diluted share, which compares to net income of $992 thousand, or $0.19 per diluted share, for the second quarter of 2018. This increase was principally attributable to the absence of merger expenses and losses on other real estate owned which totaled $391 thousand and $86 thousand, respectively, in the comparative period, as well as increased net interest income and noninterest income in the quarter ended June 30, 2019.

For the six months ended June 30, 2019 net income was $3.7 million, or $0.70 per diluted share. This compares to net income of $1.9 million, or $0.38 per diluted share, for the first six months of 2018. This increase was also driven by having no merger expenses or losses on other real estate owned as well as increased net interest income and noninterest income in the first six months of 2019.

Highlights are as follows:

•	Net interest income for the three and six months ended June 30, 2019 increased 1.2% and 4.4%, respectively, from the same periods of 2018.

•
Annualized return on average assets for the second quarter of 2019 was 0.63% compared to 0.39% for the second quarter of 2018. Annualized return on average assets for the six months ended June 30, 2019 was 0.72% compared to 0.39% for the first six months of 2018.

•
The net interest margin (on a fully tax-equivalent basis) for the second quarter of 2019 improved to 3.68% from 3.65% for the same period of 2018. The net interest margin for the six months ended June 30, 2019 was 3.68% which compares to 3.56% for the first half of 2018.

•	Non-performing assets as a percentage of total assets improved to 1.21% at June 30, 2019 from 1.59% at June 30, 2018.

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

For the second quarter of 2019, net interest income was $8.5 million, an increase of $105 thousand or 1.2% from the second quarter of 2018. Net interest income, on a fully tax-equivalent basis, for the second quarter of 2019, was $8.6 million, an increase of 1.0% from the second quarter of 2018. Both increases were primarily due to higher average earning asset balances and higher yields on earning assets which were partially offset by higher funding costs. The average tax-equivalent yield on earning assets for the second quarter of 2019 increased by 22 basis points compared to the same period of 2018. The average rate on interest-bearing liabilities for the quarter ended June 30, 2019 was 0.94%, up from 0.68% for the same period of 2018. Higher deposit and borrowing rates are responsible for this increase. The tax-equivalent net interest margin for the second quarter of 2019 was 3.68%, up slightly from 3.65% in the second quarter of 2018.

For the six months ended June 30, 2019, net interest income was $16.9 million, an increase of $719 thousand or 4.4% compared to the prior year period. Net interest income, on a fully tax-equivalent basis, was $17.1 million for the six months ended June 30, 2019, compared to $16.4 million for the six months ended June 30, 2018, an increase of 4.1%. The increases were driven principally by increased earning asset yields as well as higher average earning asset balances relative to the first six months of 2018. This was partially offset by a higher cost of funds. Average earning assets for the six months ended June 30, 2019 increased $15.9 million, or 1.7%, compared to the first six months of 2018. The average tax-equivalent yield increased to 4.35% compared to 4.05% for the first six months of 2018. Higher rates on deposits and borrowings lead to an increase of 26 basis points in the average rate on interest-bearing liabilities when comparing the first six months of 2019 to 2018. The tax-equivalent net interest margin for the first six months of 2019 was 3.68% which compares to 3.56% for the same period of 2018.

The following tables show analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

Index
AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the quarter ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$767,393	$9,088	4.75%	$778,033	$8,702	4.47%
Investment securities:
Taxable	108,060	648	2.40%	95,657	499	2.09%
Tax-exempt*	38,500	296	3.08%	49,879	382	3.06%
Total investment securities	146,560	944	2.58%	145,536	881	2.42%
Interest-bearing due from banks	18,656	111	2.40%	4,656	22	1.89%
Federal funds sold	1,143	6	2.38%	2,079	8	1.54%
Other investments	3,595	59	6.54%	4,314	75	6.95%
Total earning assets	937,347	$10,208	4.37%	934,618	$9,688	4.15%
Allowance for loan losses	(10,331)			(10,125)
Other non-earning assets	104,691			100,098
Total assets	$1,031,707			$1,024,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$31,050	$3	0.03%	$28,875	$3	0.04%
Money market deposit accounts	254,908	250	0.39%	240,832	117	0.19%
Savings accounts	87,816	22	0.10%	88,904	21	0.09%
Time deposits	232,566	947	1.63%	236,396	698	1.18%
Total time and savings deposits	606,340	1,222	0.81%	595,007	839	0.56%
Federal funds purchased, repurchase agreements and other borrowings	23,070	36	0.62%	30,125	42	0.56%
Federal Home Loan Bank advances	52,747	344	2.62%	64,560	287	1.78%
Total interest-bearing liabilities	682,157	1,602	0.94%	689,692	1,168	0.68%
Demand deposits	239,589			233,931
Other liabilities	3,481			2,897
Stockholders’ equity	106,480			98,071
Total liabilities and stockholders’ equity	$1,031,707			$1,024,591
Net interest margin		$8,606	3.68%		$8,520	3.65%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $75 thousand and $94 thousand, respectively.
**Annualized

Index
AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the six months ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$769,258	$17,964	4.71%	$761,795	$16,612	4.36%
Investment securities:
Taxable	105,676	1,268	2.42%	95,025	993	2.09%
Tax-exempt*	41,059	633	3.11%	53,881	818	3.04%
Total investment securities	146,735	1,901	2.61%	148,906	1,811	2.43%
Interest-bearing due from banks	14,319	168	2.37%	2,913	26	1.79%
Federal funds sold	1,133	13	2.38%	1,271	10	1.57%
Other investments	3,689	123	6.73%	4,365	135	6.19%
Total earning assets	935,134	$20,169	4.35%	919,250	$18,594	4.05%
Allowance for loan losses	(10,396)			(9,985)
Other nonearning assets	103,374			96,763
Total assets	$1,028,112			$1,006,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$29,606	$5	0.04%	$28,239	$5	0.04%
Money market deposit accounts	253,007	477	0.38%	235,961	208	0.18%
Savings accounts	87,882	44	0.10%	87,214	32	0.07%
Time deposits	231,335	1,817	1.58%	224,088	1,314	1.17%
Total time and savings deposits	601,830	2,343	0.79%	575,502	1,559	0.54%
Federal funds purchased, repurchase agreements and other borrowings	24,139	73	0.61%	29,243	52	0.36%
Federal Home Loan Bank advances	55,470	703	2.55%	72,403	611	1.69%
Total interest-bearing liabilities	681,439	3,119	0.92%	677,148	2,222	0.66%
Demand deposits	237,496			228,524
Other liabilities	4,186			3,172
Stockholders’ equity	104,991			97,184
Total liabilities and stockholders’ equity	$1,028,112			$1,006,028
Net interest margin		$17,050	3.68%		$16,372	3.56%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $160 thousand and $201 thousand, respectively.
**Annualized

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the portfolio. This expense is based on management’s estimate of probable credit losses inherent to the loan portfolio. Management’s evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions, were used in developing estimated loss factors for determining the loan loss provision. Based on its analysis of the adequacy of the allowance for loan losses, management concluded that the provision was appropriate.

For the three months ended June 30, 2019 and 2018, the Company recorded $787 thousand and $575 thousand, respectively, for the provision for loan losses. The provision for loan losses was $1.0 million in the first six months of 2019, compared to $1.1 million in the first six months of 2018.  Despite overall improving asset quality which positively impacted the level of provision for loan losses in the first quarter of 2019,  the provision for loan losses was elevated in the second quarter of 2019 due to specific impairments totaling $707 thousand associated with problem credit resolutions.

Index
In the three months ended June 30, 2019 and 2018, net loans charged off as a percent of average loans on an annualized basis were 0.06% and 0.22%, respectively. Net loans charged off as a percent of average loans on an annualized basis were 0.10% for the first six months of 2019, or $734 thousand, compared to 0.18%, or $675 thousand, in the first six months of 2018.

Noninterest Income
Noninterest income was $3.6 million and $7.0 million, respectively, in the three and six months ended June 30, 2019, an increase of $149 thousand or 4.4% from the second quarter of 2018 and an increase of $423 thousand or 6.4% from the six months ended June 30, 2018. The increases were primarily driven by higher other service charges, commissions and fees and mortgage banking income. Higher service charges on deposit accounts also contributed to the increase in the first six months of 2019 relative to the first half of 2018.

Service charges on deposit accounts declined $50 thousand, or 4.6%, when comparing the second quarters of 2019 and 2018 and increased $133 thousand, or 6.8%. when comparing the six months ended June 30, 2019 and 2018. The year over year increase is primarily attributable to insufficient funds and overdraft fees. Other service charges, commissions, and fees increased $85 thousand, or 9.0%, when comparing the second quarters of 2019 and 2018 and increased $156 thousand, or 8.7%, when comparing the first six months of 2019 and 2018, the majority of which were attributable to increased debit card income. Mortgage banking income increased $66 thousand, or 28.0%, when comparing the second quarters of 2019 and 2018 and increased $141 thousand, or 37.4%, when comparing the six months ended June 30, 2019 and 2018 due to increased volume. There were no gains or losses on sales of securities in the second quarter of 2019 compared to $40 thousand in net gains in the second quarter of 2018. Net gains totaled $26 thousand for the first six months of 2019 compared to $120 thousand for the comparable 2018 period.

Noninterest Expense
Noninterest expense decreased $710 thousand or 6.9% when comparing the second quarters of 2019 and 2018 and decreased $835 thousand or 4.3% when comparing the six months ended June 30, 2019 to the same period in 2018. A major contributor to these declines was the absence of merger expenses in the 2019 periods, as the Citizens acquisition and integration was completed in the second quarter of 2018. The Company also benefitted from lower expenses for occupancy and equipment, FDIC insurance, and ATM and other losses.

Merger expenses totaled $391 thousand for the second quarter of 2018 and $596 thousand for the first six months of 2018. There were no merger expenses for the comparative periods of 2019.

Total salaries and benefits costs decreased $8 thousand, or 0.1%, when comparing the second quarters of 2019 and 2018 and increased $214 thousand, or 1.9%, when comparing the first six months of 2019 and 2018. The year over year increase was primarily impacted by the addition of quality staff in lending and credit management in 2019 as well as the full six month inclusion of staff added in connection with the Citizens acquisition. Occupancy and equipment expenses decreased $82 thousand, or 5.5%, in the second quarter of 2019 relative to the second quarter of 2018 and decreased $166 thousand, or 5.6%, in the six months ended June 30, 2019 compared to the same period in 2018, resulting from higher than normal expense in the prior year periods due to costs related to the Citizens acquisition, as well as reduced depreciation expense in 2019 as  a number of assets became fully depreciated. FDIC insurance expense decreased $55 thousand, or 29.6%, in the seond quarter of 2019 relative to the same period of 2018 and declined $119 thousand, or 31.6%, when comparing the first six months of 2019 and 2018. Trailing twelve month earnings and levels of non-performing assets are significant factors in the insurance assessment rate, so the improvements in both of these metrics in recent quarters positively impacted the premium calculations. ATM and other losses declined $104 thousand, or 66.2% in the second quarter of 2019 compared to the same period of 2018 and declined $139 thousand, or 54.7%, in the first six months of 2019 compared to first half of 2018.

The Company’s income tax expense for the second quarter and first six months of 2019 increased $118 thousand and $345 thousand, respectively, when compared to the same periods in 2018. In addition to overall higher net income, the increases were due to lower tax-exempt income in 2019. The Company’s effective tax rate remains low due to its investments in tax-exempt securities and bank-owned life insurance and its receipt of federal income tax credits for its investment in certain housing projects. The effective federal income tax rates for the three and six months ended June 30, 2019 were 10.1% and 10.2%, respectively; the effective tax rates for the three and six months ended June 30, 2018 were 6.1% and 3.4%, respectively.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2018 and June 30, 2019.

Total assets as of June 30, 2019 were $1.0 billion, a decrease of $8.8 million or 0.8%, essentially unchanged from December 31, 2018. Net loans held for investment decreased $13.5 million, or 1.8%. The Company has experienced accelerated payoffs in recent months. Cash and cash equivalents increased $8.4 million, or 19.9%, and securities available-for-sale decreased $2.8 million, or 1.9%.

Total deposits increased $4.6 million, or 0.6%, to $847.8 million at June 30, 2019. Noninterest-bearing deposits decreased $3.4 million, or 1.4%, savings deposits increased $1.6 million, or 0.4%, and time deposits increased $6.5 million, or 2.8%. Total borrowings decreased $10.3 million, or 16.5% due primarily to repayment of FHLB advances.

Index
Average assets for the first six months of 2019 increased $22.1 million, or 2.2%, compared to the first six months of 2018. Comparing the first six months of 2019 to the first six months of 2018, average loans increased $7.5 million, and average investment securities declined $2.2 million. Total average deposits increased $35.3 million, and average borrowings decreased $22.0 million.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of June 30, 2019, the Bank’s unpledged, available-for-sale securities totaled $77.2 million. The Company’s primary external source of liquidity is advances from the FHLB.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the second quarter of 2019, the Company had $106.8 million in additional FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the second quarter of 2019, the Company had $55.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $4.9 million, net cash provided by investing activities was $18.1 million, and net cash used in financing activities was $14.6 million for the six months ended June 30, 2019. Combined, this contributed to a $8.4 million increase in cash and cash equivalents for the six months ended June 30, 2019.

Management is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

Based on the Company’s management of liquid assets, the availability of borrowed funds, and the Company’s ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ future borrowing needs.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. OREO consists of real estate from a foreclosure on loan collateral. The Company had no OREO as of June 30, 2019.

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

Index
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
(dollars in thousands)	June 30, 2019	December 31, 2018	Increase (Decrease)
Nonaccrual loans
Commercial and industrial	$434	$298	$136
Real estate-construction	-	417	(417)
Real estate-mortgage (1)	10,769	11,426	(657)
Consumer loans	-	-	-
Total nonaccrual loans	$11,203	$12,141	$(938)

Loans past due 90 days or more and accruing interest
Commercial and industrial	$-	$-	$-
Real estate-construction	-	205	(205)
Real estate-mortgage (1)	156	315	(159)
Consumer loans (2)	1,042	1,965	(923)
Other	24	12	12
Total loans past due 90 days or more and accruing interest	$1,222	$2,497	$(1,275)

Restructured loans
Commercial and industrial	$284	$217	$67
Real estate-construction	90	92	(2)
Real estate-mortgage (1)	8,017	12,098	(4,081)
Consumer loans	-	-	-
Total restructured loans	$8,391	$12,407	$(4,016)
Less nonaccrual restructured loans (included above)	4,970	8,454	(3,484)
Less restructured loans currently in compliance (3)	3,421	3,953	(532)
Net nonperforming, accruing restructured loans	$-	$-	$-
Nonperforming loans	$12,425	$14,638	$(2,213)

Other real estate owned
Construction, land development, and other land	$-	$83	$(83)
Total other real estate owned	$-	$83	$(83)

Total nonperforming assets	$12,425	$14,721	$(2,296)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $900 thousand at June 30, 2019 and $1.7 million at December 31, 2018.

(3) As of June 30, 2019 and December 31, 2018, all of the Company’s restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of June 30, 2019 were $12.4 million, $2.3 million lower than nonperforming assets as of December 31, 2018. Nonaccrual loans decreased $938 thousand when comparing the balances as of June 30, 2019 to December 31, 2018. See Note 4 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

Index
The majority of the balance of nonaccrual loans at June 30, 2019 was related to a few large credit relationships. Of the $11.2 million of nonaccrual loans at June 30, 2019, $6.8 million, or approximately 60.7%, was comprised of four credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Loans past due 90 days or more and accruing interest decreased $1.3 million. As of June 30, 2019, $900 thousand of the $1.2 million of loans past due 90 days or more and accruing interest were government-guaranteed small business and student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these loans in an amount ranging from 97% to 100% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Total restructured loans decreased by $4.0 million from December 31, 2018 to June 30, 2019 primarily due to paydowns and pay-offs. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2019 and December 31, 2018, the impaired loan component of the allowance for loan losses was $852 thousand and $116 thousand, respectively.  The increase in the impaired loan component was primarily due to specific impairments on three commercial credit relationships arising in the second quarter of 2019; two of which were existing troubled credits that experienced a deterioration in collateral position while the third was as a result of deteriorated ability to service debt, creating a potentially collateral dependent position.

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

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (OAEM, rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of Doubtful or Loss, but as of June 30, 2019 and December 31, 2018 the Company had no loans in these categories. The qualitative factor components remain stable and materially unchanged from December 31, 2018 to June 31, 2019, increasing 5 basis points as a percentage of loans evaluated collectively for impairment overall; however there have been adjustments for volume, concentrations, and economic conditions.  For the same period, the overall historial loss rate as a percentage of loans evaluated collectively for impairment has improved by 4 basis points.

On a combined basis, the historical loss and qualitative factor components amounted to $9.9 million amd $10.0 million as of June 30, 2019 and December 31, 2018, respectively.

Index
The allowance for loan losses was 1.41% of total loans on June 30, 2019 and 1.31% on December 31, 2018. While improving credit metrics would suggest a lower allowance as a percentage of the total loan portfolio rather than a slight increase for the quarter, it is management’s position that the Company’s relatively high level of nonperforming assets and less than 100% coverage of those assets by the allowance warrant the current allowance level, as demonstrated by the increased impaired loan component during the first six months of 2019. As of June 30, 2019, the allowance for loan losses was 86.6% of both nonperforming loans and nonperforming assets; this compares to 69.1% of nonperforming loans and 68.7% of nonperforming assets as of December 31, 2018. Management believes it has provided an adequate reserve for nonperforming loans at June 30, 2019.

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

A PCI loan will be removed from a pool (at its carrying value) only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan. For purposes of removing the loan from the pool, the carrying value is deemed to equal the amount of principal cash flows received in lieu of the loan balance. This treatment ensures that the percentage yield calculation used to recognize accretable yield on the pool of loans is not affected.

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

Capital Resources
Total stockholders’ equity as of June 30, 2019 was $107.4 million, an increase of $5.4 million or 5.3% from $102.0 million at December 31, 2018. The increase was the result of increased retained earnings and the reversal of the net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The improvement in the unrealized gain/loss position was driven by declines in market rates during the quarter.

Index
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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA), enacted in May 2018, contains a variety of provisions that will affect regulations applicable to the Company and the Bank. Certain provisions of the EGRRCPA were effective immediately, while others depend upon future rulemaking by federal banking regulatory agencies. The EGRRCPA required action by the Federal Reserve Board to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the Federal Reserve Board issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. At June 30, 2019, the Company’s capital ratios exceed all minimum capital requirements that would apply to the Company if it were not a small bank holding company.

The following is a summary of the Bank’s capital ratios at June 30, 2019. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2019 Regulatory Minimums	June 30, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.43%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.43%
Tier 1 Leverage to Average Assets	4.000%	9.66%
Total Capital to Risk-Weighted Assets	8.000%	12.68%
Capital Conservation Buffer	2.500%	4.68%
Risk-Weighted Assets (in thousands)		$864,958

Book value per share was $20.75 at June 30, 2019 as compared to $19.21 at June 30, 2018. Cash dividends were $1.2 million or $0.24 per share in the first six months of 2019 and $1.1 million or $0.22 per share in the first six months of 2018.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

The Company obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At June 30, 2019 the outstanding balance was $2.3 million, and the then-current interest rate was 4.94%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at June 30, 2019.

As of June 30, 2019, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2018 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2019, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2018 Annual Report on Form 10-K.

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

Three complementary modeling techniques are utilized to measure and monitor the exposure to interest rate risk: static gap analysis, earnings simulation analysis, and economic value of equity (EVE) analysis. Static gap measures the aggregate dollar volume of rate-sensitive assets relative to rate-sensitive liabilities re-pricing over various time horizons. This metric does not effectively capture the re-pricing characteristics or embedded optionality of the Company’s assets and liabilities, so it is not relied upon or addressed here. Earnings simulation measures the potential effect of changes in market interest rates on future net interest income. This analysis incorporates management’s assumptions for product pricing and pre-payment expectations and is the Company’s preferred tool to assess its interest rate sensitivity in the short- to medium-term. The simulation utilizes a “static” balance sheet approach, which assumes that management makes no changes to the composition of the balance sheet to mitigate the impact of interest rate changes. EVE modeling estimates the fair value of assets and liabilities in different interest rate environments using discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. This measure provides an indication of the future earnings capacity of the balance sheet, and the change in EVE over different rate scenarios is a measure of long-term interest rate risk. The Company places less emphasis on EVE results due to the inherent imprecision of cash flow estimations and the limited utility of a static balance sheet assumption over the long-term.

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

When the Company is liability sensitive, net interest income should improve if interest rates fall since liabilities will reprice faster than assets (depending on the optionality or prepayment speeds of the assets). Conversely, if interest rates rise, net interest income should decline. When the Company is asset sensitive, net interest income should improve if interest rates rise and fall if rates fall. The rate change model assumes that these changes will occur gradually over the course of a year. The earnings simulation results for the June 30, 2019 calculation indicate a moderately asset-sensitive position.

The table below shows the Company’s interest rate sensitivity for the periods and rate scenarios presented (dollars in thousands):

	Change In Net Interest Income As of June 30,
Change in Interest Rates	2019		2018
+300 basis points	4.12%	$1,455,733	1.28%	$454,548
+200 basis points	2.73%	964,918	0.70%	247,945
+100 basis points	1.39%	489,984	0.42%	150,117
Unchanged	0.00%	-	0.00%	-
-100 basis points	-1.93%	(682,417)	-0.83%	(295,354)
-200 basis points	-3.81%	(1,348,197)	-2.24%	(793,979)

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. Management evaluated, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended June 30, 2019, the Company did not repurchase any shares related to the exercise of awards.

During the three months ended June 30, 2019, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The Company has made no changes to the process by which security holders may recommend nominees to its board of directors, which is discussed in the Company’s Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders.

Index
Item 6.	Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization, dated as of October 27, 2017, by and among Old Point Financial Corporation, The Old Point National Bank of Phoebus, and Citizens National Bank (incorporated by reference to Exhibit 2.1 to Form 8-K filed November 2, 2017)

3.1	Articles of Incorporation of Old Point Financial Corporation, as amended effective June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2009)

3.1.1	Articles of Amendment to Articles of Incorporation of Old Point Financial Corporation, effective May 26, 2016 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed May 31, 2016)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated August 9, 2016 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 10, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2019), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 9, 2019	/s/ Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 9, 2019	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Interim Chief Financial Officer & Senior Vice President
(Interim Principal Financial & Accounting Officer)