Form 10-Q
period 2019-09-30
OLD POINT FINANCIAL CORP
filed 2019-11-12
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

5,199,169 shares of common stock ($5.00 par value) outstanding as of November 5, 2019

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index
GLOSSARY OF DEFINED TERMS

2018 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2018
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
U.S. GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
OAEM	Other Assets Especially Mentioned
OCC	Office of the Comptroller of the Currency
OPM	Old Point Mortgage
OREO	Other Real Estate Owned
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(dollars in thousands, except share data)	September 30, 2019	December 31, 2018
	(unaudited)
Assets

Cash and due from banks	$31,897	$19,915
Interest-bearing due from banks	58,591	20,000
Federal funds sold	719	2,302
Cash and cash equivalents	91,207	42,217
Securities available-for-sale, at fair value	146,486	148,247
Restricted securities, at cost	3,351	3,853
Loans held for sale	1,578	479
Loans, net	730,198	763,898
Premises and equipment, net	36,361	36,738
Bank-owned life insurance	27,355	26,763
Other real estate owned, net	-	83
Goodwill	1,650	1,650
Core deposit intangible, net	374	407
Other assets	12,035	13,848
Total assets	$1,050,595	$1,038,183

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$251,419	$246,265
Savings deposits	380,178	367,915
Time deposits	232,973	228,964
Total deposits	864,570	843,144
Overnight repurchase agreements	23,732	25,775
Federal Home Loan Bank advances	47,000	60,000
Other borrowings	2,100	2,550
Accrued expenses and other liabilities	4,130	4,708
Total liabilities	941,532	936,177

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,199,169 and 5,184,289 shares outstanding (includes 19,933 and 13,689 of nonvested restricted stock, respectively)	25,896	25,853
Additional paid-in capital	20,876	20,698
Retained earnings	61,625	57,611
Accumulated other comprehensive income(loss), net	666	(2,156)
Total stockholders’ equity	109,063	102,006
Total liabilities and stockholders’ equity	$1,050,595	$1,038,183

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in thousands, except per share data)	2019	2018	2019	2018
Interest and Dividend Income:
Loans, including fees	$8,972	$8,865	$26,909	$25,448
Due from banks	257	68	425	94
Federal funds sold	10	5	23	15
Securities:
Taxable	770	510	2,038	1,503
Tax-exempt	146	291	646	937
Dividends and interest on all other securities	53	64	176	192
Total interest and dividend income	10,208	9,803	30,217	28,189

Interest Expense:
Checking and savings deposits	291	164	817	409
Time deposits	1,012	774	2,829	2,088
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	32	41	105	93
Federal Home Loan Bank advances	321	320	1,024	931
Total interest expense	1,656	1,299	4,775	3,521
Net interest income	8,552	8,504	25,442	24,668
Provision for loan losses	-	749	1,013	1,849
Net interest income after provision for loan losses	8,552	7,755	24,429	22,819

Noninterest Income:
Fiduciary and asset management fees	949	904	2,837	2,803
Service charges on deposit accounts	1,001	1,095	3,082	3,043
Other service charges, commissions and fees	1,047	873	2,998	2,668
Bank-owned life insurance income	201	202	591	584
Mortgage banking income	204	240	722	617
Gain on sale of available-for-sale securities, net	286	-	312	120
Other operating income	49	70	184	122
Total noninterest income	3,737	3,384	10,726	9,957

Noninterest Expense:
Salaries and employee benefits	5,991	5,608	17,617	17,020
Occupancy and equipment	1,484	1,557	4,282	4,521
Data processing	460	317	1,243	993
Customer development	137	143	450	460
Professional services	652	482	1,726	1,507
Employee professional development	181	195	597	595
Other taxes	146	134	445	446
ATM and other losses	57	103	172	357
Loss (gain) on other real estate owned	-	-	(2)	86
Merger expenses	-	48	-	644
Other operating expenses	588	840	1,965	2,432
Total noninterest expense	9,696	9,427	28,495	29,061
Income before income taxes	2,593	1,712	6,660	3,715
Income tax expense	361	115	775	184
Net income	$2,232	$1,597	$5,885	$3,531

Basic Earnings per Share:
Weighted average shares outstanding	5,198,634	5,182,181	5,195,912	5,127,090
Net income per share of common stock	$0.43	$0.31	$1.13	$0.69

Diluted Earnings per Share:
Weighted average shares outstanding	5,198,656	5,182,181	5,195,962	5,127,113
Net income per share of common stock	$0.43	$0.31	$1.13	$0.69

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in thousands)	2019	2018	2019	2018

Net income	$2,232	$1,597	$5,885	$3,531
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	212	(803)	3,068	(2,674)
Reclassification for gain included in net income	(225)	-	(246)	(95)
Other comprehensive income (loss), net of tax	(13)	(803)	2,822	(2,769)
Comprehensive income	$2,219	$794	$8,707	$762

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands,except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED SEPTEMBER 30, 2019

Balance at June 30, 2019	5,178,339	$25,892	$20,838	$60,016	$679	$107,425
Net income	-	-	-	2,232	-	2,232
Other comprehensive income, net of tax	-	-	-	-	(13)	(13)
Employee Stock Purchase Plan share issuance	897	4	16	-	-	20
Stock-based compensation expense	-	-	22	-	-	22
Cash dividends ($0.12 per share)	-	-	-	(623)	-	(623)

Balance at end of period	5,179,236	$25,896	$20,876	$61,625	$666	$109,063

THREE MONTHS ENDED SEPTEMBER 30, 2018

Balance at June 30, 2018	5,169,023	$25,847	$20,568	$55,767	$(2,889)	$99,293
Net income	-	-	-	1,597	-	1,597
Other comprehensive loss, net of tax	-	-	-	-	(803)	(803)
Issuance of common stock related to acquisition	-	(2)	(8)	-	-	(10)
Employee Stock Purchase Plan share issuance	704	4	14	-	-	18
Stock-based compensation expense	-	-	50	-	-	50
Cash dividends ($0.11 per share)	-	-	-	(570)	-	(570)

Balance at end of period	5,169,727	$25,849	$20,624	$56,794	$(3,692)	$99,575

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands,except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
NINE MONTHS ENDED SEPTEMBER 30, 2019

Balance at December 31, 2018	5,170,600	$25,853	$20,698	$57,611	$(2,156)	$102,006
Net income	-	-	-	5,885	-	5,885
Other comprehensive income, net of tax	-	-	-	-	2,822	2,822
Employee Stock Purchase Plan share issuance	2,797	14	46	-	-	60
Restricted stock vested	5,839	29	(29)	-	-	-
Stock-based compensation expense	-	-	161	-	-	161
Cash dividends ($.36 per share)	-	-	-	(1,871)	-	(1,871)

Balance at end of period	5,179,236	$25,896	$20,876	$61,625	$666	$109,063

NINE MONTHS ENDED SEPTEMBER 30, 2018

Balance at December 31, 2017	5,017,458	$25,087	$17,270	$54,738	$(707)	$96,388
Net income	-	-	-	3,531	-	3,531
Other comprehensive loss, net of tax	-	-	-	-	(2,769)	(2,769)
Issuance of common stock related to acquisition	149,625	748	3,199	-	-	3,947
Reclassification of the stranded income tax effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	139	(139)	-
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	-	-	-	77	(77)	-
Employee Stock Purchase Plan share issuance	2,644	14	52	-	-	66
Stock-based compensation expense	-	-	103	-	-	103
Cash dividends ($.33 per share)	-	-	-	(1,691)	-	(1,691)

Balance at end of period	5,169,727	$25,849	$20,624	$56,794	$(3,692)	$99,575

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(unaudited, dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,885	$3,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,672	1,870
Accretion related to acquisition, net	(192)	(199)
Provision for loan losses	1,013	1,849
Gain on sale of securities, net	(312)	(120)
Net amortization of securities	911	1,331
Increase in loans held for sale, net	(1,099)	(254)
Net gain on disposal of premises and equipment	-	9
Net (gain) loss on write-down/sale of other real estate owned	(2)	86
Income from bank owned life insurance	(591)	(584)
Stock compensation expense	161	103
Deferred tax benefit	1,339	-
(Increase) decrease in other assets	(276)	182
Decrease in accrued expenses and other liabilities	(578)	(387)
Net cash provided by operating activities	7,931	7,417

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(73,940)	(16,582)
Proceeds from redemption of restricted securities, net	502	254
Proceeds from maturities and calls of available-for-sale securities	22,145	8,750
Proceeds from sales of available-for-sale securities	47,749	12,139
Paydowns on available-for-sale securities	8,779	7,672
Proceeds from sale of loans held for investment	-	8,930
Net decrease (increase) in loans held for investment	32,796	(8,228)
Proceeds from sales of other real estate owned	85	211
Purchases of premises and equipment	(1,295)	(439)
Cash paid in acquisition	-	(3,164)
Cash acquired in acquisition	-	2,304
Net cash provided by investing activities	36,821	11,847

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	5,154	8,499
Increase in savings deposits	12,263	14,657
Increase (decrease) in time deposits	4,125	(9,361)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(2,493)	(9,727)
Increase in Federal Home Loan Bank advances	10,000	88,000
Repayment of Federal Home Loan Bank advances	(23,000)	(95,500)
Proceeds from ESPP issuance	60	66
Cash dividends paid on common stock	(1,871)	(1,691)
Net cash provided by (used in) financing activities	4,238	(5,057)

Net increase in cash and cash equivalents	48,990	14,207
Cash and cash equivalents at beginning of period	42,217	14,412
Cash and cash equivalents at end of period	$91,207	$28,619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,708	$3,332

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$3,572	$(3,603)
Loans transferred to other real estate owned	$-	$203
Right of use lease asset and liability	$751	$-

TRANSACTIONS RELATED TO ACQUISITIONS
Assets acquired	$-	$50,406
Liabilities assumed	$-	$44,324
Common stock issued in acquisition	$-	$3,947

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at September 30, 2019 and December 31, 2018, the statements of income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the statements of cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

BUSINESS COMBINATIONS

On April 1, 2018, the Company acquired Citizens National Bank (Citizens) based in Windsor, Virginia. Refer to Note 2 for further discussion.

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of September 30, 2019, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. Based on the proposed ASU, the Company expects this ASU will be effective for the Company beginning on January 1, 2023.  The Company has formed a committee to oversee the adoption of the new standard, has engaged a third party to assist with implementation, has performed data fit gap and loss driver analyses, intends to run parallel models beginning with fourth quarter data, and is continuing to evaluate the impact that ASU 2016-13 will have on its consolidated financial statements.

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

ACCOUNTING STANDARDS ADOPTED IN 2019

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements”). Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current U.S. GAAP (Topic 840, Leases). The Company adopted ASU 2018-11 on January 1, 2019 using the optional transition method. As the Company owns the majority of its buildings, the adoption of this ASU did not have a material impact on its consolidated financial statements. Refer to Note 5 for further discussion.

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

The amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments related to the Citizens acquisition had the following impact on the Consolidated Statements of Income during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Purchased performing loans	$25	$52
Purchased credit-impaired loans	7	(2)
Certificate of deposit valuation	39	39
Amortization of core deposit intangible	(11)	(11)
Net impact to income before taxes	$60	$78

	Nine Months Ended September 30,
	2019	2018
Purchased performing loans	$104	$144
Purchased credit-impaired loans	5	(1)
Certificate of deposit valuation	116	78
Amortization of core deposit intangible	(33)	(22)
Net impact to income before taxes	$192	$199

Note 3. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$9,905	$82	$-	$9,987
Obligations of U.S. Government agencies	28,401	14	(138)	28,277
Obligations of state and policitcal subdivisions	24,519	557	(69)	25,007
Mortgage-backed securities	75,455	686	(376)	75,765
Money market investments	3,821	-	-	3,821
Corporate bonds and other securities	3,542	90	(3)	3,629
	$145,643	$1,429	$(586)	$146,486

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Value
U.S. Treasury securities	$12,323	$6	$(1)	$12,328
Obligations of U.S. Government agencies	10,868	2	(156)	10,714
Obligations of state and policitcal subdivisions	49,194	155	(512)	48,837
Mortbage-backed securities	73,444	93	(2,346)	71,191
Money market investments	1,897	-	-	1,897
Corporate bonds and other securities	3,250	42	(12)	3,280
	$150,976	$298	$(3,027)	$148,247

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

The Company has not recorded impairment charges through income on securities for the three or nine months ended September 30, 2019 or the year ended December 31, 2018.

The following table summarizes net realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Securities Available-for-sale
Realized gains on sales of securities	$479	$-	$515	$131
Realized losses on sales of securities	(193)	-	(203)	(11)
Net realized gain	$286	$-	$312	$120

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	September 30, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$88	$20,068	$50	$2,872	$138	$22,940
Obligations of state and policitcal subdivisions	69	3,191	-	-	69	3,191
Mortgage-backed securities	197	28,929	179	22,281	376	51,210
Corporate bonds and other securities	-	-	3	197	3	197
Total securities available-for-sale	$354	$52,188	$232	$25,350	$586	$77,538

	December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$1	$2,484	$-	$-	$1	$2,484
Obligations of U.S. Government agencies	47	6,014	109	3,206	156	9,220
Obligations of state and policitcal subdivisions	10	5,829	502	23,727	512	29,556
Mortgage-backed securities	-	-	2,346	63,930	2,346	63,930
Corporate bonds and other securities	1	100	11	389	12	489
Total securities available-for-sale	$59	$14,427	$2,968	$91,252	$3,027	$105,679

The number of investments at an unrealized loss position as of September 30, 2019 and December 31, 2018 were 35 and 88, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at September 30, 2019 and December 31, 2018, as shown in the tables above. The unrealized losses were caused by changes in market interest rates. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2019 or December 31, 2018.

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

Index
Note 4. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	September 30, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	$113,634	$110,009
Commercial - owner occupied	137,949	155,245
Commercial - non-owner occupied	135,069	131,287
Multifamily	26,556	28,954
Construction	40,196	32,383
Second mortgages	15,058	17,297
Equity lines of credit	51,481	57,649
Total mortgage loans on real estate	519,943	532,824
Commercial and industrial loans	69,712	63,398
Consumer automobile loans	101,192	120,796
Other consumer loans	40,429	48,342
Other	9,534	8,649
Total loans, net of deferred fees	740,810	774,009
Less: Allowance for loan losses	10,612	10,111
Loans, net of allowance and deferred fees (1)	$730,198	$763,898
(1)	Net deferred loan fees totaled $630 thousand and $864 thousand at September 30, 2019 and December 31, 2018, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $515 thousand and $628 thousand at September 30, 2019 and December 31, 2018, respectively.

Acquired Loans

The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheet as of September 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Outstanding principal balance	$25,188	$31,940
Carrying amount	24,854	31,497

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned, as of September 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Outstanding principal balance	$232	$246
Carrying amount	83	91

The following table presents changes in the accretable yield on purchased credit-impaired loans, for which the Company applies FASB ASC 310-30, at September 30, 2019:

(dollars in thousands)	September 30, 2019
Balance at January 1, 2019	$12
Accretion	5
Balance at end of period	17

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

•	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following table presents credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of September 30, 2019
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$112,117	$-	$1,517	$-	$113,634
Commercial - owner occupied	126,810	3,133	8,006	-	137,949
Commercial - non-owner occupied	131,173	2,543	1,353	-	135,069
Multifamily	26,556	-	-	-	26,556
Construction	40,196	-	-	-	40,196
Second mortgages	14,954	-	104	-	15,058
Equity lines of credit	51,481	-	-	-	51,481
Total mortgage loans on real estate	$503,287	$5,676	$10,980	$-	$519,943
Commercial and industrial loans	69,221	75	416	-	69,712
Consumer automobile loans	100,497	-	695	-	101,192
Other consumer loans	40,388	-	41	-	40,429
Other	9,534	-	-	-	9,534
Total	$722,927	$5,751	$12,132	$-	$740,810

Credit Quality Information As of December 31, 2018
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$108,274	$-	$1,735	$-	$110,009
Commercial - owner occupied	140,664	4,067	10,514	-	155,245
Commercial - non-owner occupied	121,523	3,937	5,827	-	131,287
Multifamily	28,954	-	-	-	28,954
Construction	31,896	71	416	-	32,383
Second mortgages	17,007	-	290	-	17,297
Equity lines of credit	56,893	-	756	-	57,649
Total mortgage loans on real estate	$505,211	$8,075	$19,538	$-	$532,824
Commercial and industrial loans	60,967	1,987	444	-	63,398
Consumer automobile loans	120,365	-	431	-	120,796
Other consumer loans	48,298	-	44	-	48,342
Other	8,649	-	-	-	8,649
Total	$743,490	$10,062	$20,457	$-	$774,009

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

Age Analysis of Past Due Loans as of September 30, 2019
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (1)	Total Current Loans (2)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$189	$-	$-	$-	$1,269	$112,176	$113,634
Commercial - owner occupied	-	-	-	83	4,856	133,010	137,949
Commercial - non-owner occupied	-	-	-	-	1,353	133,716	135,069
Multifamily	-	-	-	-	-	26,556	26,556
Construction	-	-	-	-	-	40,196	40,196
Second mortgages	-	-	-	-	104	14,954	15,058
Equity lines of credit	65	-	-	-	-	51,416	51,481
Total mortgage loans on real estate	$254	$-	$-	$83	$7,582	$512,024	$519,943
Commercial and industrial loans	4	-	-	-	416	69,292	69,712
Consumer automobile loans	1,115	165	172	-	-	99,740	101,192
Other consumer loans	728	512	905	-	-	38,284	40,429
Other	57	6	19	-	-	9,452	9,534
Total	$2,158	$683	$1,096	$83	$7,998	$728,792	$740,810

(1)	Includes past due loans in non-accrual status of $3.5 million.
(2)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the past due totals include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.8 million at September 30, 2019.

Age Analysis of Past Due Loans as of December 31, 2018
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (1)	Total Current Loans (2)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$1,165	$553	$180	$-	$1,386	$106,725	$110,009
Commercial - owner occupied	1,059	83	-	91	5,283	148,729	155,245
Commercial - non-owner occupied	-	-	-	-	4,371	126,916	131,287
Multifamily	-	-	-	-	-	28,954	28,954
Construction	-	-	205	-	417	31,761	32,383
Second mortgages	17	-	135	-	155	16,990	17,297
Equity lines of credit	60	-	-	-	231	57,358	57,649
Total mortgage loans on real estate	$2,301	$636	$520	$91	$11,843	$517,433	$532,824
Commercial and industrial loans	1,595	-	-	-	298	61,505	63,398
Consumer automobile loans	1,645	291	114	-	-	118,746	120,796
Other consumer loans	1,333	621	1,851	-	-	44,537	48,342
Other	133	8	12	-	-	8,496	8,649
Total	$7,007	$1,556	$2,497	$91	$12,141	$750,717	$774,009

(1)	Includes past due loans in non-accrual status of $3.8 million.
(2)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

Index
In the table above, the other consumer loans category includes student and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $4.0 million at December 31, 2018.

Although the portions of the student and small business loan portfolios that are 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans as of September 30, 2019, management does not expect significant increases in delinquencies of these loans to have a material effect on the Company.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

(dollars in thousands)	September 30, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	$1,269	$1,386
Commercial - owner occupied	4,856	5,283
Commercial - non-owner occupied	1,353	4,371
Construction	-	417
Second mortgages	104	155
Equity lines of credit	-	231
Total mortgage loans on real estate	$7,582	$11,843
Commercial and industrial loans	416	298
Total	$7,998	$12,141

No purchased credit-impaired loans were on nonaccrual status at September 30, 2019.

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
(dollars in thousand)	2019	2018
Interest income that would have been recorded under original loan terms	$198	$388
Actual interest income recorded for the period	101	249
Reduction in interest income on nonaccrual loans	$97	$139

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

There were three TDRs in the nine months ended September 30, 2019 and no TDRs in the nine months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had no loans secured by residential 1 - 4 family real estate in the process of foreclosure at September 30, 2019 or December 31, 2018.

In the three and nine months ended September 30, 2019 and 2018, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Index
Impaired Loans by Class
	As of September 30, 2019				For the nine months ended September 30, 2019
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,522	$1,330	$89	$44	$1,427	$5
Commercial	10,065	4,918	4,236	714	9,222	114
Construction	89	-	89	15	90	3
Second mortgages	247	-	247	101	248	4
Equity lines of credit	-	-	-	-	-	-
Total mortgage loans on real estate	11,923	6,248	4,661	874	10,987	126
Commercial and industrial loans	516	430	-	-	439	5
Other consumer loans	22	22	-	-	23	1
Total	$12,461	$6,700	$4,661	$874	$11,449	$132

Impaired Loans by Class
	As of December 31, 2018				For the Year Ended December 31, 2018
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,057	$1,686	$239	$51	$2,073	$66
Commercial	15,254	12,721	-	-	14,232	455
Construction	509	417	92	18	665	7
Second mortgages	496	347	148	33	508	15
Equity lines of credit	232	-	232	3	301	1
Total mortgage loans on real estate	18,548	15,171	711	105	17,779	544
Commercial and industrial loans	384	78	220	11	446	5
Other consumer loans	38	-	-	-	43	-
Total	$18,970	$15,249	$931	$116	$18,268	$549

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At September 30, 2019 and December 31, 2018 management used eight twelve-quarter migration periods.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $10.6 million adequate to cover probable loan losses inherent in the loan portfolio at September 30, 2019.

Index
The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the nine months ended September 30, 2019
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$2,340	$156	$5,956	$1,354	$305	$-	$10,111
Charge-offs	-	-	(166)	(512)	(327)	-	(1,005)
Recoveries	8	-	190	244	51	-	493
Provision for loan losses	(1,022)	99	337	677	697	225	1,013
Ending Balance	$1,326	$255	$6,317	$1,763	$726	$225	$10,612

Individually evaluated for impairment	$-	$15	$859	$-	$-	$-	$874
Collectively evaluated for impairment	1,326	240	5,458	1,763	726	225	9,738
Purchased credit-impaired loans	-	-	-	-	-		-
Ending Balance	$1,326	$255	$6,317	$1,763	$726	$225	$10,612

Loans Balances:
Individually evaluated for impairment	430	89	10,820	22	-	-	11,361
Collectively evaluated for impairment	69,199	40,107	468,927	141,599	9,534	-	729,366
Purchased credit-impaired loans	83	-	-	-	-		83
Ending Balance	$69,712	$40,196	$479,747	$141,621	$9,534	$-	$740,810

For the Year ended December 31, 2018
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,889	$541	$5,217	$1,644	$157	$-	$9,448
Charge-offs	(81)	-	(1,625)	(769)	(367)	-	(2,842)
Recoveries	140	-	158	262	84	-	644
Provision for loan losses	392	(385)	2,206	217	431	-	2,861
Ending Balance	$2,340	$156	$5,956	$1,354	$305	$-	$10,111

Individually evaluated for impairment	$11	$18	$87	$-	$-	$-	$116
Collectively evaluated for impairment	2,329	138	5,869	1,354	305	-	9,995
Purchased credit-impaired loans	-	-	-	-	-		-
Ending Balance	$2,340	$156	$5,956	$1,354	$305	$-	$10,111

Loans Balances:
Individually evaluated for impairment	298	509	15,373	-	-	-	16,180
Collectively evaluated for impairment	63,009	31,874	485,068	169,138	8,649	-	757,738
Purchased credit-impaired loans	91	-	-	-	-		91
Ending Balance	$63,398	$32,383	$500,441	$169,138	$8,649	$-	$774,009

(1)	The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	September 30, 2019
Lease liabilities	$550
Right-of-use assets	$546
Weighted average remaining lease term	2.23 years
Weighted average discount rate	2.77%

Lease cost (in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$82	$253
Total lease cost	$82	$253

Cash paid for amounts included in the measurement of lease liabilities	$81	$250

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of September 30, 2019
Three months ending December 31, 2019	$82
Twelve months ending December 31, 2020	291
Twelve months ending December 31, 2021	111
Twelve months ending December 31, 2022	83
Total undiscounted cash flows	$567
Discount	(17)
Lease liabilities	$550

Note 6. Low-Income Housing Tax Credits

The Company was invested in 4 separate housing equity funds at both September 30, 2019 and December 31, 2018. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.0 million and $3.2 million at September 30, 2019 and December 31, 2018, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2019 are $441 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $50 thousand at September 30, 2019 and $248 thousand at December 31, 2018, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

Index
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on
	2019	2018	2019	2018	Consolidated Income Statement
Tax credits and other benefits
Amortization of operating losses	$46	$80	$171	$240	ATM and other losses
Tax benefit of operating losses*	10	16	36	50	Income tax expense (benefit)
Tax credits	106	137	335	384	Income tax expense (benefit)
Total tax benefits	$116	$153	$371	$434

*	Computed using a 21% tax rate.

Note 7. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At September 30, 2019 and December 31, 2018, the remaining credit available from these lines totaled $55.0 million. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $260.0 million and $245.9 as of September 30, 2019 and December 31, 2018, respectively.

SHORT-TERM BORROWINGS

The following table presents total short-term borrowings as of the dates indicated:

(dollar in thousands)	September 30, 2019	December 31, 2018
Overnight repurchase agreements	$23,732	$25,775
Federal Home Loan Bank advances	-	13,000
Total short-term borrowings	$23,732	$38,775

Maximum month-end outstanding balance	$38,138	$99,898
Average outstanding balance during the period	$30,993	$62,887
Average interest rate (year-to-date)	0.83%	1.11%
Average interest rate at end of period	0.10%	0.93%

LONG-TERM BORROWINGS

The Company had long-term FHLB advances totaling $47.0 million outstanding at September 30, 2019 and $47.0 million outstanding at December 31, 2018. Scheduled maturity dates of the advances at September 30, 2019 range from November 15, 2019 to August 27, 2021, and the interest rates range from 1.90% to 2.92%.

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At September 30, 2019 the outstanding balance was $2.1 million as compared to $2.6 million at December 31, 2018, and the then-current interest rate was 4.52%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at September 30, 2019.

Note 8. Commitments and Contingencies

CREDIT-RELATED FINANCIAL INSTRUMENTS

The Company is a party to credit-related financial instruments with off-balance -sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Index
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making such commitments as it does for on-balance-sheet instruments.

The following financial instruments whose contract amounts represent credit risk were outstanding at September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit:
Home equity lines of credit	$63,095	$61,014
Commercial real estate, construction and development loans committed but not funded	18,982	12,165
Other lines of credit (principally commercial)	74,979	74,058
Total	$157,056	$147,237

Letters of credit	$7,756	$8,230

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of September 30, 2019 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the nine months ended September 30, 2019 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2019	13,689	$27.51
Issued	16,661	21.68
Vested	(5,839)	27.97
Forfeited	(4,578)	26.63
Nonvested, September 30, 2019	19,933	$22.70

The weighted average period over which nonvested awards are expected to be recognized is 1.64 years.

The fair value of restricted stock granted during the nine months ended September 30, 2019 was $361 thousand.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $286 thousand as of September 30, 2019.

Stock-based compensation expense was $22 thousand and $50 thousand for the three months ended September 30, 2019 and 2018, and $161 thousand and $103 thousand for the nine months ended September 30, 2019 and 2018, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2018 and for the first nine months of 2019.

2,797 shares were purchased under the ESPP during the nine months ended September 30, 2019. At September 30, 2019, the Company had 239,139 remaining shares reserved for issuance under the ESPP.

Index
Note 10. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on
(dollars in thousands)	2019	2018	2019	2018	Consolidated Statement of Income
Available-for-sale securities
Realized gains on sales of securities	$286	$-	$312	$120	Gain on sale of available-for-sale securities, net
Tax effect	61	-	66	25	Income tax expense
	$225	$-	$246	$95

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2019
Balance at beginning of period	$679	$679
Net other comprehensive loss	(13)	(13)
Balance at end of period	$666	$666

Three Months Ended September 30, 2018
Balance at beginning of period	$(2,889)	$(2,889)
Net other cmprehensive loss	(803)	(803)
Balance at end of period	$(3,692)	$(3,692)

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)

Nine Months Ended September 30, 2019
Balance at beginning of period	$(2,156)	$(2,156)
Net other comprehensive income	2,822	2,822
Balance at end of period	$666	$666

Nine Months Ended September 30, 2018
Balance at beginning of period	$(707)	$(707)
Net other comprehensive loss	(2,769)	(2,769)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI	(139)	(139)
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	(77)	(77)
Balance at end of period	$(3,692)	$(3,692)

Index
The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended September 30, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$270	$58	$212
Reclassification adjustment for gains recognized in income	(286)	(61)	(225)

Total change in accumulated other comprehensive income, net	$(16)	$(3)	$(13)

	Three Months Ended September 30, 2018
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,017)	$(214)	$(803)

Total change in accumulated other comprehensive loss, net	$(1,017)	$(214)	$(803)

	Nine Months Ended September 30, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,884	$816	$3,068
Reclassification adjustment for gains recognized in income	(312)	(66)	(246)

Total change in accumulated other comprehensive income, net	$3,572	$750	$2,822

	Nine Months Ended September 30, 2018
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,385)	$(711)	$(2,674)
Reclassification adjustment for gains recognized in income	(120)	(25)	(95)

Total change in accumulated other comprehensive loss, net	$(3,505)	$(736)	$(2,769)

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

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2019 and 2018:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2019
Net income, basic	$2,232	5,199	$0.43
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,232	5,199	$0.43

Three Months Ended September 30, 2018
Net income, basic	$1,597	5,182	$0.31
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,597	5,182	$0.31

Nine Months Ended September 30, 2019
Net income, basic	$5,885	5,196	$1.13
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$5,885	5,196	$1.13

Nine Months Ended September 30, 2018
Net income, basic	$3,531	5,127	$0.69
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,531	5,127	$0.69

The Company had no antidilutive shares outstanding in the nine months ended September 30, 2019 and 2018, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2019 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$9,987	$-	$9,987	$-
Obligations of U.S. Government agencies	28,277	-	28,277	-
Obligations of state and political subdivisions	25,007	-	25,007	-
Mortgage-backed securities	75,765	-	75,765	-
Money market investments	3,821	-	3,821	-
Corporate bonds and other securities	3,629	-	3,629	-
Total available-for-sale securities	$146,486	$-	$146,486	$-

Index
		Fair Value Measurements at December 31, 2018 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$12,328	$-	$12,328	$-
Obligations of U.S. Government agencies	10,714	-	10,714	-
Obligations of state and political subdivisions	48,837	-	48,837	-
Mortgage-backed securities	71,191	-	71,191	-
Money market investments	1,897	-	1,897	-
Corporate bonds and other securities	3,280	-	3,280	-
Total available-for-sale securities	$148,247	$-	$148,247	$-

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

		Carrying Value at September 30, 2019
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$80	$-	$-	$80
Commercial	2,009	-	-	2,009
Construction	74	-	-	74
Total mortgage loans on real estate	$2,163	$-	$-	$2,163
Commercial loans	-	-	-	-
Total	$2,163	$-	$-	$2,163

Loans
Loans held for sale	$1,578	$-	$1,578	$-

		Carrying Value at December 31, 2018 Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$188	$-	$-	$188
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total mortgage loans on real estate	491	-	-	491
Total	$491	$-	$-	$491

Loans
Loans held for sale	$479	$-	$479	$-

Other real estate owned
Construction	$83	$-	$-	$83
Total	$83	$-	$-	$83

Index
The following tables display quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at September 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$80	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$2,009	Market comparables	Selling costs	6.00%
			Liquidation discount	35.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$188	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Construction	$83	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$91,207	$91,207	$-	$-
Securities available-for-sale	146,486	-	146,486	-
Restricted securities	3,351	-	3,351	-
Loans held for sale	1,578	-	1,578	-
Loans, net of allowances for loan losses	730,198	-	-	723,532
Bank owned life insurance	27,355	-	27,355	-
Accrued interest receivable	2,701	-	2,701	-

Liabilities
Deposits	$864,570	$-	$868,303	$-
Overnight repurchase agreements	23,732	-	23,732	-
Federal Home Loan Bank advances	47,000	-	50,347	-
Other borrowings	2,100	-	2,250	-
Accrued interest payable	661	-	661	-

		Fair Value Measurements at December 31, 2018 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$42,217	$42,217	$-	$-
Securities available-for-sale	148,247	-	148,247	-
Restricted securities	3,853	-	3,853	-
Loans held for sale	479	-	479	-
Loans, net of allowances for loan losses	763,898	-	-	749,848
Bank owned life insurance	26,763	-	26,763	-
Accrued interest receivable	3,095	-	3,095	-

Liabilities
Deposits	$843,144	$-	$843,818	$-
Overnight repurchase agreements	25,775	-	25,775	-
Federal Home Loan Bank advances	60,000	-	59,975	-
Other borrowings	2,550	-	2,550	-
Accrued interest payable	594	-	594	-

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

Index
Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2018 follows:

	Three Months Ended September 30, 2019
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,177	$32	$2,371	$(2,372)	$10,208
Income from fiduciary activities	-	949	-	-	949
Other income	2,573	229	51	(65)	2,788
Total operating income	12,750	1,210	2,422	(2,437)	13,945

Expenses
Interest expense	1,629	-	27	-	1,656
Provision for loan losses	-	-	-	-	-
Salaries and employee benefits	5,099	777	115	-	5,991
Other expenses	3,432	253	85	(65)	3,705
Total operating expenses	10,160	1,030	227	(65)	11,352

Income before taxes	2,590	180	2,195	(2,372)	2,593

Income tax expense (benefit)	359	39	(37)	-	361

Net income	$2,231	$141	$2,232	$(2,372)	$2,232

Capital expenditures	$614	$2	$-	$-	$616

Total assets	$1,044,249	$6,531	$111,188	$(111,373)	$1,050,595

	Three Months Ended September 30, 2018
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,777	$26	$1,766	$(1,766)	$9,803
Income from fiduciary activities	-	904	-	-	904
Other income	2,269	227	50	(66)	2,480
Total operating income	12,046	1,157	1,816	(1,832)	13,187

Expenses
Interest expense	1,266	-	33	-	1,299
Provision for loan losses	749	-	-	-	749
Salaries and employee benefits	4,753	748	107	-	5,608
Other expenses	3,485	287	112	(65)	3,819
Total operating expenses	10,253	1,035	252	(65)	11,475

Income before taxes	1,793	122	1,564	(1,767)	1,712

Income tax expense (benefit)	122	26	(33)	-	115

Net income	$1,671	$96	$1,597	$(1,767)	$1,597

Capital expenditures	$123	$(1)	$-	$-	$122

Total assets	$1,019,780	$6,084	$102,459	$(102,883)	$1,025,440

Index
	Nine Months Ended September 30, 2019
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$30,124	$94	$6,326	$(6,327)	$30,217
Income from fiduciary activities	-	2,837	-	-	2,837
Other income	7,114	820	151	(196)	7,889
Total operating income	37,238	3,751	6,477	(6,523)	40,943

Expenses
Interest expense	4,686	-	89	-	4,775
Provision for loan losses	1,013	-	-	-	1,013
Salaries and employee benefits	14,972	2,300	345	-	17,617
Other expenses	10,039	760	275	(196)	10,878
Total operating expenses	30,710	3,060	709	(196)	34,283

Income before taxes	6,528	691	5,768	(6,327)	6,660

Income tax expense (benefit)	744	148	(117)	-	775

Net income	$5,784	$543	$5,885	$(6,327)	$5,885

Capital expenditures	$1,269	$26	$-	$-	$1,295

Total assets	$1,044,249	$6,531	$111,188	$(111,373)	$1,050,595

	Nine Months Ended September 30, 2018
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$28,118	$69	$4,578	$(4,576)	$28,189
Income from fiduciary activities	-	2,803	-	-	2,803
Other income	6,422	748	180	(196)	7,154
Total operating income	34,540	3,620	4,758	(4,772)	38,146

Expenses
Interest expense	3,455	-	66	-	3,521
Provision for loan losses	1,849	-	-	-	1,849
Salaries and employee benefits	14,455	2,242	323	-	17,020
Other expenses	10,470	822	945	(196)	12,041
Total operating expenses	30,229	3,064	1,334	(196)	34,431

Income before taxes	4,311	556	3,424	(4,576)	3,715

Income tax expense (benefit)	173	118	(107)	-	184

Net income	$4,138	$438	$3,531	$(4,576)	$3,531

Capital expenditures	$439	$-	$-	$-	$439

Total assets	$1,019,780	$6,084	$102,459	$(102,883)	$1,025,440

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

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2018 Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2018. Highlighted in the discussion are material changes from prior reporting periods and certain identifiable trends affecting the Company. Results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

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

Executive Overview
The Company’s net income for the quarter ended September 30, 2019 was $2.2 million, or $0.43 per diluted share, which compares to net income of $1.6 million, or $0.31 per diluted share, for the third quarter of 2018. This increase was principally attributable to the increased noninterest income, a slight increase in net interest income, as well as a reduction in provison for loan loss expense, offset slightly by an increase in noninterest expense in the quarter ended September 30, 2019.

For the nine months ended September 30, 2019 net income was $5.9 million, or $1.13 per diluted share. This compares to net income of $3.5 million, or $0.69 per diluted share, for the first nine months of 2018. This increase was also driven by having no merger expenses or losses on other real estate owned for the first nine months of 2019, which totaled $644 thousand and $86 thousand, respectively, for the first nine months of 2018.  The increase in net income for the first nine months of 2019 was also driven by a reduction in the  provison for loan loss expense of $836 thousand, as well as increased net interest income and noninterest income in the first nine months of 2019 as compared to the first nine months of 2018.

Highlights are as follows:

•
Net interest income held steady at $8.6 million for the third and second quarters of 2019 as well as the third quarter of 2018.  Net interest income year to date 2019 was $25.4 million, increasing $774 thousand or 3.1%, over the comparative 2018 period of $24.7 million.

•
Annualized return on average assets for the third quarter of 2019 was 0.85% compared to 0.61% for the third quarter of 2018. Annualized return on average assets for the nine months ended September 30, 2019 was 0.76% compared to 0.47% for the first nine months of 2018.

•
The net interest margin (on a fully tax-equivalent basis) for the third quarter of 2019 compressed to 3.58% from 3.64% for the same period of 2018. The net interest margin for the nine months ended September 30, 2019 was 3.65% which compares to 3.61% for the first nine months of 2018.

Index
•
Non-performing assets totaled $9.1 million as of September 30, 2019, down from $17.5 million at September 30, 2018. Non-performing assets as a percentage of total assets improved to 0.87% at September 30, 2019 which compared to 1.42% at December 31, 2018.

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

For the third quarter of 2019, net interest income was $8.6 million, an increase of $48 thousand or 0.6% from the third quarter of 2018. Net interest income, on a fully tax-equivalent basis, for the third quarters of 2019 and 2018 was $8.6 million.  Higher average earning asset balances and higher yields on earning assets were partially offset by higher funding costs. Average earning assets for the third quarter of 2019 increased $14.7 million, or 1.6%, compared to the third quarter of 2018. The average tax-equivalent yield on earning assets for the third quarter of 2019 increased by 8 basis points compared to the same period of 2018. The average rate on interest-bearing liabilities for the quarter ended September 30, 2019 was 0.96%, up from 0.75% for the same period of 2018. Higher deposit and borrowing rates are responsible for this increase. The tax-equivalent net interest margin for the third quarter of 2019 was 3.58%, down from 3.64% in the third quarter of 2018.

For the nine months ended September 30, 2019, net interest income was $25.4 million, an increase of $774 thousand or 3.1% compared to the prior year period. Net interest income, on a fully tax-equivalent basis, was $25.7 million for the nine months ended September 30, 2019, compared to $25.0 million for the nine months ended September 30, 2018, an increase of 2.7%. The increases were driven principally by increased earning asset yields as well as higher average earning asset balances relative to the first nine months of 2018. This was partially offset by a higher cost of funds. Average earning assets for the nine months ended September 30, 2019 increased $15.4 million, or 1.7%, compared to the first nine months of 2018. The average tax-equivalent yield increased to 4.32% compared to 4.12% for the first nine months of 2018. Higher rates on deposits and borrowings lead to an increase of 25 basis points in the average rate on interest-bearing liabilities when comparing the first nine months of 2019 to 2018. The tax-equivalent net interest margin for the first nine months of 2019 was 3.65% which compares to 3.61% for the same period of 2018.

The following tables show analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

Index
AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the quarter ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$750,908	$8,986	4.75%	$777,179	$8,880	4.53%
Investment securities:
Taxable	126,055	770	2.42%	94,674	510	2.14%
Tax-exempt*	21,117	185	3.48%	47,458	368	3.08%
Total investment securities	147,172	955	2.57%	142,132	878	2.45%
Interest-bearing due from banks	48,997	257	2.08%	13,389	68	2.01%
Federal funds sold	1,688	10	2.12%	950	5	2.09%
Other investments	3,433	53	6.13%	3,869	75	7.69%
Total earning assets	952,198	$10,261	4.27%	937,519	$9,906	4.19%
Allowance for loan losses	(10,951)			(10,184)
Other non-earning assets	104,939			103,231
Total assets	$1,046,186			$1,030,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$33,320	$3	0.04%	$28,001	$2	0.03%
Money market deposit accounts	257,627	266	0.41%	243,556	140	0.23%
Savings accounts	86,133	22	0.10%	88,345	22	0.10%
Time deposits	234,841	1,012	1.71%	235,443	774	1.30%
Total time and savings deposits	611,921	1,303	0.84%	595,345	938	0.63%
Federal funds purchased, repurchase agreements and other borrowings	22,114	32	0.57%	32,800	41	0.50%
Federal Home Loan Bank advances	48,924	321	2.61%	60,000	320	2.12%
Total interest-bearing liabilities	682,959	1,656	0.96%	688,145	1,299	0.75%
Demand deposits	250,634			238,592
Other liabilities	3,647			3,382
Stockholders’ equity	108,946			100,447
Total liabilities and stockholders’ equity	$1,046,186			$1,030,566
Net interest margin		$8,605	3.58%		$8,607	3.64%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $53 thousand and $103 thousand, respectively.
**Annualized

Index
AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the nine months ended September 30,
	2019			2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate**	Balance	Expense	Rate**
ASSETS
Loans*	$763,074	$26,949	4.72%	$767,101	$25,492	4.44%
Investment securities:
Taxable	112,543	2,038	2.42%	94,907	1,503	2.12%
Tax-exempt*	34,339	818	3.17%	51,717	1,186	3.07%
Total investment securities	146,882	2,856	2.60%	146,624	2,689	2.45%
Interest-bearing due from banks	26,005	425	2.19%	6,481	94	1.94%
Federal funds sold	1,320	23	2.28%	1,164	15	1.72%
Other investments	3,603	176	6.52%	4,160	210	6.75%
Total earning assets	940,884	$30,429	4.32%	925,530	$28,500	4.12%
Allowance for loan losses	(10,583)			(10,052)
Other nonearning assets	103,901			98,819
Total assets	$1,034,202			$1,014,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$30,858	$8	0.03%	$28,159	$8	0.04%
Money market deposit accounts	254,564	743	0.39%	238,520	347	0.19%
Savings accounts	87,292	66	0.10%	87,596	54	0.08%
Time deposits	232,517	2,829	1.63%	227,914	2,088	1.22%
Total time and savings deposits	605,231	3,646	0.81%	582,189	2,497	0.57%
Federal funds purchased, repurchase agreements and other borrowings	23,456	105	0.60%	30,442	93	0.41%
Federal Home Loan Bank advances	53,264	1,024	2.57%	68,223	931	1.82%
Total interest-bearing liabilities	681,951	4,775	0.94%	680,854	3,521	0.69%
Demand deposits	241,924			231,916
Other liabilities	4,003			3,243
Stockholders’ equity	106,324			98,284
Total liabilities and stockholders’ equity	$1,034,202			$1,014,297
Net interest margin		$25,654	3.65%		$24,979	3.61%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $212 thousand and $311 thousand, respectively.
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

Index
For the three months ended September 30, 2019, the Company did not recognize any provision for loan losses because, (i) net loans declined $20.2 million during the third quarter and (ii) one large classified relationship was upgraded to a pass rating.  In the third quarter of 2018, the Company recorded $749 thousand for the provision for loan losses. The provision for loan losses was $1.0 million in the first nine months of 2019, compared to $1.8 million in the first nine months of 2018.  While improving credit metrics would suggest a lower allowance as a percentage of the total loan portfolio rather than an increase for the quarter, the ratio of ALLL  as a percentage of loans held for investment has increased to 1.43% for the quarter ended September 30, 2019 compared to 1.31% at the 2018 comparable period.  Overall improving asset quality combined with the decline in net loans during the third quarter of 2019 resulted in a 5 basis point reduction in the historical loss rate as a percentage of loans evaluated collectively for impairment overall. The overall qualitative factor components for loans evaluated collectively for impairment  increased 2 basis points during the third quarter of 2019 based on adjustments for volume, concentrations, economic conditions, and past due and non-accrual levels.   Problem credit resolution as evidenced by the decline in past due loans as well as adversely classified, non-performing loans contributed to reduced year over year comparative provision expense.

In the three months ended September 30, 2019 and 2018, net loans charged off as a percent of average loans on an annualized basis were 0.08% and 0.20%, respectively. Net loans charged off as a percent of average loans on an annualized basis were 0.09% for the first nine months of 2019, or $683 thousand, compared to 0.19%, or $1.4 million, in the first nine months of 2018.

Noninterest Income
Noninterest income was $3.7 million and $10.7 million, respectively, in the three and nine months ended September 30, 2019, an increase of $353 thousand or 10.4% from the third quarter of 2018 and an increase of $769 thousand or 7.7% from the nine months ended September 30, 2018. The increase for the third quarter of 2019 was primarily driven by higher fiduciary and asset management fees and other service charges, commissions and fees, partially offset by fluctuations in service charges on deposit accounts and decreased mortgage banking income.   The increase for  the first nine months of 2019 relative to the first nine months of 2018 was primarily driven by higher mortgage banking income, other service charges, commissions and fees and gain on sale of available-for-sale securities.

Service charges on deposit accounts declined $94 thousand, or 8.6%, when comparing the third quarters of 2019 and 2018 and increased $39 thousand, or 1.3%. when comparing the nine months ended September 30, 2019 and 2018. The year over year increase is primarily attributable to personal checking service charges. Other service charges, commissions, and fees increased $174 thousand, or 19.9%, when comparing the third quarters of 2019 and 2018 and increased $330 thousand, or 12.4%, when comparing the first nine months of 2019 and 2018, the majority of which were attributable to increased debit card income and merchant processing fee income. Mortgage banking income decreased $36 thousand, or 15.0%, when comparing the third quarters of 2019 and 2018 and increased $105 thousand, or 17.0%, when comparing the nine months ended September 30, 2019 and 2018 due to increased volume. Net gains on sales of securities in the third quarter of 2019 were $286 thousand.  There were no gains or losses on sales of securities in the third quarter of 2018. Net gains on sales of securities totaled $312 thousand for the first nine months of 2019 compared to $120 thousand for the comparable 2018 period.

Noninterest Expense
Noninterest expense increased $269 thousand or 2.9% when comparing the third quarters of 2019 and 2018 and decreased $566 thousand or 1.9% when comparing the nine months ended September 30, 2019 to the same period in 2018. A major contributor to the year over year decline was the absence of merger expenses in the 2019 periods, as the Citizens acquisition and integration was completed in the second quarter of 2018. The Company also benefited from lower expenses for occupancy and equipment, FDIC insurance, and ATM and other losses.

Merger expenses totaled $48 thousand for the third quarter of 2018 and $644 thousand for the first nine months of 2018. There were no merger expenses for the comparative periods of 2019.

Total salaries and benefits costs increased $383 thousand, or 6.8%, when comparing the third quarters of 2019 and 2018 and increased $597 thousand, or 3.5%, when comparing the first nine months of 2019 and 2018. The year over year increase was primarily impacted by the addition of quality staff in lending and credit management in 2019 as well as the full nine month inclusion of staff added in connection with the Citizens acquisition. Occupancy and equipment expenses decreased $73 thousand, or 4.7%, in the third quarter of 2019 relative to the third quarter of 2018 and decreased $239 thousand, or 5.3%, in the nine months ended September 30, 2019 compared to the same period in 2018, resulting from higher than normal expense in the prior year periods due to costs related to the Citizens acquisition, as well as reduced depreciation expense in 2019 as  a number of assets became fully depreciated. FDIC insurance expense decreased $170 thousand, or 106.3%, in the third quarter of 2019 relative to the same period of 2018 and declined $290 thousand, or 53.4%, when comparing the first nine months of 2019 and 2018. Trailing twelve month earnings and levels of non-performing assets are significant factors in the insurance assessment rate, so the improvements in both of these metrics in recent quarters positively impacted the premium calculations. Additionally, the Deposit Insurance Fund (DIF) reserve ratio as of June 30, 2019 was 1.40 percent, exceeding the 1.38 percent reserve target level.  The FDIC determined Small Bank Assessment Credits would be awarded which also reduced FDIC insurance expense for 2019.  ATM and other losses declined $46 thousand, or 44.7% in the third quarter of 2019 compared to the same period of 2018 and declined $185 thousand, or 51.8%, in the first nine months of 2019 compared to first nine months of 2018, primarily due to a single loss event in 2018

Index
The Company’s income tax expense for the third quarter and first nine months of 2019 increased $246 thousand and $591 thousand, respectively, when compared to the same periods in 2018. In addition to overall higher net income, the increases were due to lower tax-exempt income in 2019. The Company’s effective tax rate remains low due to its investments in tax-exempt securities and bank-owned life insurance and its receipt of federal income tax credits for its investment in certain housing projects. The effective federal income tax rates for the three and nine months ended September 30, 2019 were 13.9% and 11.6%, respectively; the effective tax rates for the three and nine months ended September 30, 2018 were 6.7% and 5.0%, respectively.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2018 and September 30, 2019.

Total assets as of September 30, 2019 were $1.1 billion, a slight increase of 1.2% from December 31, 2018 at $1.0 billion. Net loans held for investment decreased $33.7 million, or 4.4%. The Company has experienced accelerated payoffs in 2019 of performing credits as well as resolution of non-performing credits. Cash and cash equivalents increased $49.0 million, or 116.0%, and securities available-for-sale decreased $1.8 million, or 1.2%.

Total deposits increased $21.4 million, or 2.5%, to $864.6 million at September 30, 2019. Noninterest-bearing deposits increased $5.2 million, or 2.1%, savings deposits increased $12.3 million, or 3.3%, and time deposits increased $4.0 million, or 1.8%. Total borrowings decreased $15.5 million, or 17.5% due primarily to repayment of FHLB advances.

Average assets for the first nine months of 2019 increased $19.9 million, or 2.0%, compared to the first nine months of 2018. Comparing the first nine months of 2019 to the first nine months of 2018, average loans decreased $4.0 million, and average investment securities increased $258 thousand. Total average deposits increased $33.1 million, and average borrowings decreased $21.9 million.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of September 30, 2019, the Bank’s unpledged, available-for-sale securities totaled $73.1 million. The Company’s primary external source of liquidity is advances from the FHLB.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the third quarter of 2019, the Company had $94.9 million in additional FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the third quarter of 2019, the Company had $55.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company’s consolidated statements of cash flows, net cash provided by operating activities was $7.9 million, net cash provided by investing activities was $36.8 million, and net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2019. Combined, this contributed to a $49.0 million increase in cash and cash equivalents for the nine months ended September 30, 2019.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. OREO consists of real estate from a foreclosure on loan collateral. The Company had no OREO as of September 30, 2019.

Index
The majority of the loans past due 90 days or more and accruing interest at September 30, 2019 are  student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to the allowance for loan losses to cover the anticipated deficiency, based on information available to management at that time.

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

Index
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS

	September 30,	December 31,	Increase
(dollars in thousands)	2019	2018	(Decrease)
Nonaccrual loans
Commercial and industrial	$416	$298	$118
Real estate-construction	-	417	(417)
Real estate-mortgage (1)	7,582	11,426	(3,844)
Consumer loans	-	-	-
Total nonaccrual loans	$7,998	$12,141	$(4,143)

Loans past due 90 days or more and accruing interest
Commercial and industrial	$-	$-	$-
Real estate-construction	-	205	(205)
Real estate-mortgage (1)	-	315	(315)
Consumer loans (2)	1,077	1,965	(888)
Other	19	12	7
Total loans past due 90 days or more and accruing interest	$1,096	$2,497	$(1,401)

Restructured loans
Commercial and industrial	$261	$217	$44
Real estate-construction	89	92	(3)
Real estate-mortgage (1)	7,759	12,098	(4,339)
Consumer loans	-	-	-
Total restructured loans	$8,109	$12,407	$(4,298)
Less nonaccrual restructured loans (included above)	4,782	8,454	(3,672)
Less restructured loans currently in compliance (3)	3,327	3,953	(626)
Net nonperforming, accruing restructured loans	$-	$-	$-
Nonperforming loans	$9,094	$14,638	$(5,544)

Other real estate owned
Construction, land development, and other land	$-	$83	$(83)
Total other real estate owned	$-	$83	$(83)

Total nonperforming assets	$9,094	$14,721	$(5,627)
(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $905 thousand at September 30, 2019 and $1.7 million at December 31, 2018.
(3) As of  September 30, 2019 and December 31, 2018, all of the Company’s restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2019 were $9.1 million, $5.6 million lower than nonperforming assets as of December 31, 2018. Nonaccrual loans decreased $4.1 million when comparing the balances as of September 30, 2019 to December 31, 2018.  This decrease was primarily related to resolution of two large credit relationships, which represented $3.1 million of the decrease. See Note 4 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

Index
The majority of the balance of nonaccrual loans at September 30, 2019 was related to a few large credit relationships. Of the $8.0 million of nonaccrual loans at September 30, 2019, $6.7 million, or approximately 83.9%, was comprised of four credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Loans past due 90 days or more and accruing interest decreased $1.4 million. As of September 30, 2019, $905 thousand of the $1.1 million of loans past due 90 days or more and accruing interest were government-guaranteed student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Total restructured loans decreased by $4.3 million from December 31, 2018 to September 30, 2019 primarily due to paydowns and pay-offs. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2019 and December 31, 2018, the impaired loan component of the allowance for loan losses was $874 thousand and $116 thousand, respectively.  The increase in the impaired loan component was primarily due to specific impairments on three commercial credit relationships arising in the second quarter of 2019; two of which were existing troubled credits that experienced a deterioration in collateral position while the third was as a result of deteriorated ability to service debt, creating a potentially collateral dependent position.

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

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (OAEM, rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of Doubtful or Loss, but as of September 30, 2019 and December 31, 2018 the Company had no loans in these categories. The qualitative factor components remain stable and materially unchanged from December 31, 2018 to September 30, 2019, increasing 7 basis points as a percentage of loans evaluated collectively for impairment overall; however there have been adjustments for volume, concentrations, past due and non-accrual levels, and economic conditions.  For the same period, the overall historical loss rate as a percentage of loans evaluated collectively for impairment has improved by 9 basis points.

Index
On a combined basis, the historical loss and qualitative factor components amounted to $9.7 million and $10.0 million as of September 30, 2019 and December 31, 2018, respectively.  The allowance for loan losses at September 30, 2019 included $225 thousand, or 2.1%, of unallocated reserve, which is within Company policy.  Management felt the unallocated reserve was prudent as of September 30, 2019 pending expected resolution of two large problem credit relationships during the fourth quarter of 2019.  Management will continue to monitor the sustainability of the improving asset quality trends experienced in the third quarter of 2019 as it relates to reserve levels and the ratio of the allowance for loan losses as a percentage of the portfolio.

The allowance for loan losses was 1.43% of total loans on September 30, 2019 and 1.31% on December 31, 2018. While improving credit metrics would suggest a lower allowance as a percentage of the total loan portfolio rather than an increase for the quarter, the ratio increased due to a $20.2 million decline in net loans in the third quarter of 2019 while one large classified relationship was upgraded to a pass rating in the third quarter of 2019. As of September 30, 2019, the allowance for loan losses was 116.7% of both nonperforming loans and nonperforming assets; this compares to 69.1% of nonperforming loans and 68.7% of nonperforming assets as of December 31, 2018. Management believes it has provided an adequate reserve for nonperforming loans at September 30, 2019.

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

Index
Capital Resources
Total stockholders’ equity as of September 30, 2019 was $109.1 million, an increase of $7.1 million or 6.9% from $102.0 million at December 31, 2018. The increase was the result of increased retained earnings and the reversal of the net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The improvement in the unrealized gain/loss position was driven by changes in market rates and continued execution of our portfolio repositioning strategy related to tax-exempt and short term, low yielding investments during the quarter.

The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company’s principal goals related to the maintenance of capital are to provide adequate capital to support the Company’s risk profile consistent with the board approved risk appetite, provide financial flexibility to support future growth and client needs, comply with relevant laws, regulations, and supervisory guidance, and provide a competitive return to stockholders. Risk-based capital ratios, which include CET1 capital, Tier 1 capital and Total for the Bank capital are calculated based on regulatory guidance related to the measurement of capital and risk-weighted assets.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA), enacted in May 2018, contains a variety of provisions that will affect regulations applicable to the Company and the Bank. Certain provisions of the EGRRCPA were effective immediately, while others depend upon future rulemaking by federal banking regulatory agencies. The EGRRCPA required action by the Federal Reserve Board to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the Federal Reserve Board issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. At September 30, 2019, the Company’s capital ratios exceed all minimum capital requirements that would apply to the Company if it were not a small bank holding company.

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the EGRRCoPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a Tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report.  The Company is currently evaluating whether to opt into the CBLR framework.

The following is a summary of the Bank’s capital ratios at September 30, 2019. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2019 Regulatory Minimums	September 30, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.62%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.62%
Tier 1 Leverage to Average Assets	4.000%	9.66%
Total Capital to Risk-Weighted Assets	8.000%	12.86%
Capital Conservation Buffer	2.500%	4.86%
Risk-Weighted Assets (in thousands)		$862,124

Book value per share was $20.98 at September 30, 2019 as compared to $19.26 at September 30, 2018. Cash dividends were $1.9 million or $0.36 per share in the first nine months of 2019 and $1.7 million or $0.33 per share in the first nine months of 2018.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

Index
The Company obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At September 30, 2019 the outstanding balance was $2.1 million, and the then-current interest rate was 4.52%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at September 30, 2019.

As of September 30, 2019, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2018 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2019, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended September 30, 2019, the Company did not repurchase any shares related to the exercise of awards.

During the three months ended September 30, 2019, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2019), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 12, 2019	/s/ Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 12, 2019	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President
(Principal Financial & Accounting Officer)