Form 10-K
period 2019-12-31
OLD POINT FINANCIAL CORP
filed 2020-03-16
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-12896

OLD POINT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1265373
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 East Queen Street, Hampton, Virginia 23669
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the Company’s most recently completed second fiscal quarter) was $84,024,047 based on the closing sales price on the NASDAQ Capital Market of $22.06.

There were 5,200,896 shares of common stock outstanding as of March 12, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 26, 2020, are incorporated by reference in Part III of this report.

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

The Bank is a national banking association that was founded in 1922. As of the end of 2019, the Bank had 19 branch offices serving the Hampton Roads localities of Hampton, Newport News, Norfolk, Virginia Beach, Chesapeake, Williamsburg/James City County, York County and Isle of Wight County. The Bank offers a complete line of consumer, mortgage and business banking services, including loan, deposit, and cash management services to individual and commercial customers.

The Company’s primary activity is as a holding company for the common stock of the Bank and Trust. The principal business of the Company is conducted through its subsidiaries, which continue to conduct business in substantially the same manner as before the reorganization and spin-off.

As of December 31, 2019, the Company had assets of $1,054.5 million, gross loans of $747.9 million, deposits of $889.5 million, and stockholders' equity of $109.8 million. At year-end, the Company and its subsidiaries had a total of 297 employees, 10 of whom were part-time.

STRATEGIC ACQUISITION

On April 1, 2018, the Company acquired Citizens National Bank (Citizens). Under the terms of the merger agreement, Citizens stockholders received 0.1041 shares of Company common stock and $2.19 in cash for each share of Citizens stock. Systems integration was completed in May 2018.

MARKET AREA AND COMPETITION

The Company’s market area is located in Hampton Roads, situated in the southeastern corner of Virginia and boasting the world’s largest natural deepwater harbor. The Hampton Roads Metropolitan Statistical Area (MSA) is the 37th most populous MSA in the United States according to the U.S. Census Bureau’s 2010 census and the 3rd largest deposit market in Virginia, after Richmond and the Washington Metropolitan area, according to the Federal Deposit Insurance Corporation (FDIC). Hampton Roads includes the cities of Chesapeake, Hampton, Newport News, Norfolk, Poquoson, Portsmouth, Suffolk, Virginia Beach and Williamsburg, and the counties of Isle of Wight, Gloucester, James City, Mathews, York and Surry. The market area is serviced by 57 banks, savings institutions and credit unions and, in addition, branches of virtually every major brokerage house serve the Company’s market area.

The banking business in Virginia, and in the Company’s primary service areas in the Hampton Roads MSA, is highly competitive and dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Company is their ability to finance wide-ranging advertising campaigns, and by virtue of their greater total capitalization, to have substantially higher lending limits than the Company. Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Company competes by emphasizing customer service and technology, establishing long-term customer relationships and building customer loyalty, and providing products and services to address the specific needs of the Company’s customers. The Company targets individual and small-to-medium size business customers. Competition among providers of financial products and services continues to increase as technology advances have lowered the barriers to entry for financial technology companies, with customers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.  The Company also faces competitive pressure from large credit unions in the area. The three largest credit unions headquartered in the Hampton Roads MSA are Langley Federal Credit Union, Chartway Federal Credit Union, and Newport News Shipbuilding Employees’ Credit Union.

Index
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

Regulatory Reform. The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Act, which was enacted on July 21, 2010 and, in part, was intended to implement significant structural reforms to the financial services industry.  The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Company and the Bank. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

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

Index
Basel III Capital Framework. The federal bank regulatory agencies have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the Basel III Capital Rules).  For purposes of these capital rules, (i) common equity Tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stock and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution's allowance for loan losses.  Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules.  The Basel III Capital Rules also establish risk weightings that are applied to many classes of assets held by community banks, including, importantly, applying higher risk weightings to certain commercial real estate loans.

The Basel III Capital Rules and minimum capital ratios required to be maintained by banks were effective on January 1, 2015. The Basel III Capital Rules also include a requirement that banks maintain additional capital, or a capital conservation buffer (as described below) which was phased in beginning January 1, 2016 and became fully phased in as of January 1, 2019.  As fully phased in, the Basel III Capital Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations.

The Basel III Capital Rules provide deductions from and adjustments to regulatory capital measures, and primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules.  For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On October 29, 2019, the federal banking agencies issued a final rule that implements the Community Bank Leverage Ratio Framework (the “CBLRF”). To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. A bank that elects the CBLRF and has a leverage ratio greater than 9% will be considered to be in compliance with the Basel III capital requirements and exempt from the complex Basel III risk-based capital calculations, and will also be deemed “well capitalized” under the prompt corrective action regulations. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8% (a bank will be deemed well-capitalized during the grace period). The CBLRF will be available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable). The Company is evaluating whether to opt in.

Small Bank Holding Company. The EGRRCPA also expanded the category of bank holding companies that may rely on the FRB’s Small Bank Holding Company Policy Statement by raising the maximum amount of assets a qualifying bank holding company may have from $1 billion to $3 billion. In addition to meeting the asset threshold, a bank holding company must not engage in significant nonbanking activities, not conduct significant off-balance sheet activities, and not have a material amount of debt or equity securities outstanding and registered with the SEC (subject to certain exceptions). The FRB may, in its discretion, exclude any bank holding company from the application of the Small Bank Holding Company Policy Statement if such action is warranted for supervisory purposes.

In August 2018, the FRB issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018 and, to date, the FRB. The Bank remains subject to the regulatory capital requirements described above.

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

Index
Deposit Insurance Assessments.  The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets less average tangible equity (defined as Tier 1 capital). The Dodd-Frank Act required the FDIC to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020, and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. On June 30, 2019, the DIF reserve ratio reached 1.40%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the 2020 deadline. Banks with assets of less than $10 billion were awarded assessment credits for their portion of their assessments that contributed to the growth in the reserve ratio.  The FDIC applied these credits to assessment invoices beginning in the second quarter assessment period of 2019. The Company's total assessment credit was $250 thousand.

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

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. Additional information related to the Bank’s FHLB stock can be found in Note 17: Fair Value Measurements of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of this report on Form 10-K.

Community Reinvestment Act. The Company is subject to the requirements of the CRA, which imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs are currently assessed based on specified factors.  These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. At its last evaluation in 2019, the Bank received an “Outstanding” CRA rating.

In December 2019, the FDIC and the Office of the Comptroller of the Currency jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. The Company is evaluating what impact this proposed rule, if implemented, may have.

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

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Company, the Bank or Trust fails to meet the expectations set forth in this regulatory guidance, the Company, the Bank or Trust could be subject to various regulatory actions and any remediation efforts may require significant resources. In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

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

Index
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

The Bank's mortgage origination activities are also subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, mortgage  lender  can  originate  "qualified mortgages", which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Under the EGRRCPA, most residential mortgages loans originated and held in portfolio by a bank with less than $10 billion in assets will be designated as “qualified mortgages.” Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank does not originate first mortgage loans at this time, and the first mortgages it purchases comply with Regulation Z's "qualified mortgage" rules. The Bank does originate second mortgages, or equity loans, and these loans do not conform to the qualified mortgage criteria but comply with applicable ability-to-repay rules.

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

U.S. and international economic conditions and credit markets pose challenges for the Company and could adversely affect the results of operations, liquidity and financial condition. In recent years, economic growth and business activity in the Company's local markets as well as in the broader national and international economies, has been modest. In addition, domestic and foreign policies and the level of U.S. debt may present challenges to businesses and have a destabilizing effect on financial markets. Unfavorable or uncertain economic conditions generally could cause a decline in the value of the Company's securities portfolio, and could increase the regulatory scrutiny of financial institutions. Another deterioration of local economic conditions could again lead to declines in real estate values and home sales and increases in the financial stress on borrowers and unemployment rates, all of which could lead to increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral value. Such a deterioration of local economic conditions could cause the level of loan losses to exceed the level the Company has provided in its allowance for loan losses which, in turn, would reduce the Company's earnings.

Index
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

Index
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

Weaknesses in the commercial real estate markets could negatively affect the Company's financial performance due to the Company's concentration in commercial real estate loans. At December 31, 2019, the Company had $344.1 million, or 46.0%, of total loans concentrated in commercial real estate, which includes, for purposes of this concentration, all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Commercial real estate loans expose the Company to a greater risk of loss than residential real estate and consumer loans. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Consequently, an adverse development with respect to one commercial real estate loan or credit relationship exposes the Company to a significantly greater risk of loss compared to an adverse development with respect to one residential real estate loan. Commercial real estate loans carry risks associated with the successful operation of a business if the properties are owner occupied. If the properties are non-owner occupied, the repayment of these loans may be dependent upon the profitability and cash flow from rent receipts. Repayment of commercial real estate loans may, to a greater extent than residential real estate loans, be subject to adverse conditions in the real estate market or economy. Weak economic or market conditions may impair a borrower's business operations, slow the execution of new leases and lead to turnover in existing leases. The combination of these factors could result in deterioration in value of some of the Company's loans. The deterioration of one or more of the Company's significant commercial real estate loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from those loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial performance.

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

Index
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

The Company does originate first mortgage loans. TRID also applies to second mortgages originated by the Company (but not to equity lines of credit). In recent years, the Company has made significant changes to its residential real estate business, including investments in technology and employee training. These CFPB rules, in addition to other previously-issued and to-be-issued CFPB regulations, could materially affect the Company's ability to originate and sell residential real estate loans or limit the terms on which the Company may offer products, which could adversely affect the Company's financial condition and results of operations.

The Basel III Capital Rules require higher levels of capital and liquidity, which could adversely affect the Company's net income and return on equity. The capital adequacy and liquidity guidelines applicable to the Company and the Bank under the Basel III Capital Rules began to be phased in beginning in 2015. The Basel III Capital Rules, fully phased in as of January 1, 2019, require the Company and the Bank to maintain substantially more capital as a result of higher minimum capital levels and more demanding regulatory capital risk-weightings and calculations. The changes to the standardized calculations of risk-weighted assets are complex and may create additional compliance burdens for the Company and the Bank. The Basel III Capital Rules require the Company and the Bank to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and may increase dramatically risk-weighted assets as a result of applying higher risk weightings to many types of loans and securities. As a result, the Company and the Bank may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, which may have a detrimental impact on the Company's net income.

If the Company were to require additional capital as a result of the Basel III Capital Rules, it could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in raising capital that significantly dilutes existing stockholders. Additionally, the Company may be forced to limit banking operations and activities, and growth of loan portfolios and interest income, to focus on retention of earnings to improve capital levels. Higher capital levels may also lower the Company's return on equity.

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

Index
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

Additionally, the measure of the Company's ALL is dependent on the adoption and interpretation of accounting standards. In June 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”   Under this ASU, the current incurred loss credit impairment methodology will be replaced with the CECL model, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, the implementation of the CECL model will change the Company's current method of providing ALL and may result in material changes in the Company's accounting for credit losses on financial instruments. The CECL model may create more volatility in the Company's level of ALL. If the Company is required to materially increase its level of ALL for any reason, such increase could adversely affect its business, financial condition, and results of operations. At the FASB’s October 16, 2019 meeting, the FASB Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. See Note 1 “Summary of Significant Accounting Policies” in the "Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K for information regarding the Company’s implementation of CECL.

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

Index
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

Index
Natural disasters, severe weather events, acts of war or terrorism, pandemics or endemics, climate change and other external events could significantly impact our business. Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, pandemics or endemics and other adverse external events could have a significant adverse impact on the business operations of the Company, third parties who perform operational services for the Company or its customers and the Company’s borrowers and customers. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The potential effects of the 2019 novel coronavirus (or “COVID-19”) outbreak on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, and concerns regarding the extent that COVID-19 may spread, may have a destabilizing effect on financial markets and economic activity and may increasingly affect international trade (including supply chains and export levels), travel, employee productivity and other economic activities. COVID-19 has the potential to negatively impact the Company’s and its customers’ costs, demand for the Company’s products and services, and the U.S. economy or certain sectors thereof and, thus, adversely affect the Company’s business, financial condition, and results of operations. Further, COVID-19 may result in health or other government authorities requiring the closure of the Company’s branch offices or the offices or other businesses of the Company’s customers, which could significantly disrupt the Company’s operations and the operations of the Company’s customers. The extent of the adverse impact of the COVID-19 outbreak on the Company cannot be predicted at this time.

COVID-19 and similar events and disputes, domestic and international, have adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors may be adversely affected. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%, and the Federal Reserve has announced it will purchase U.S. Treasury bills into the second quarter of 2020, conduct overnight repurchase agreement operations at least through April 2020, and continue to reinvest principal received on the Federal Reserve’s securities portfolio. The Federal Reserve has also reduced the interest it pays on excess reserves from 1.60% to 1.10%. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations.

The Company's directors and executive officers own a significant portion of the Company's common stock and can exert significant influence over its business and corporate affairs. The Company's directors and executive officers, as a group, beneficially owned 20.59% of the Company's common stock as of June 30, 2019. Consequently, if they vote their shares in concert, they can significantly influence the outcome of matters submitted to the Company's stockholders for approval, including the election of directors. The interests of the Company's directors and executive officers may conflict with the interests of other holders of the Company's common stock, and the Company's directors and executive officers may take actions affecting the Company with which other holders of the Company's common stock disagree.

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

As of December 31, 2019, the Company owned and leased buildings in the normal course of business. It owns its main office, which represents its corporate headquarters and includes a branch at 101 East Queen Street, Hampton, Virginia. As of March 12, 2020, the Bank operated nineteen branches in the Hampton Roads area of Virginia.

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

Item 4.	Mine Safety Disclosures

None.

Index
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name (Age) And Present Position	Served in Current Position Since	Principal Occupation During Past Five Years

Robert F. Shuford, Jr. (55) Chairman, President & Chief Executive Officer Old Point Financial Corporation	2015
Chairman of the Board, President & Chief Executive Officer of the Company and the Bank since 2020.  Executive Vice President/Bank of the Company since 2015; Chief Operating Officer & Senior Vice President/Operations of the Company from 2003 to 2015

President & Chief Executive Officer of the Bank since 2015; Senior Executive Vice President & Chief Operating Officer of the Bank from 2012 to 2015; Executive Vice President & Chief Operating Officer of the Bank from 2003 to 2012; Chairman of the Board of the Bank

Elizabeth T. Beale (47) Chief Financial Officer & Senior Vice President/Finance Old Point Financial Corporation	2019
Chief Financial Officer & Senior Vice President/Finance of the Company; a Certified Public Accountant; Senior Vice President & Chief Accounting Officer of the Bank from 2018 to 2019; Executive Vice President and Chief Financial Officer for Citizens National Bank (formerly CNB Bancorp, Inc.) from 2003 to 2018; corporate accountant for James River Bankshares from 1995 to 2000.

Chief Financial Officer & Executive Vice President of the Bank

Donald S. Buckless (55) Chief Lending Officer & Senior Vice President Old Point Financial Corporation	2016
Chief Lending Officer & Senior Vice President of the Company since 2016

Chief Lending Officer & Executive Vice President of the Bank since 2016; Chief Lending Officer & Senior Vice  President of the Bank from 2015 to 2016; Senior Vice  President/Commercial Lending Officer of the Bank from  May 2012 to 2015; Senior Vice President of SunTrust from December 2000 to May 2012

Thomas L. Hotchkiss (64) Chief Credit Officer & Executive Vice President Old Point National Bank	2019
Chief Credit Officer & Executive Vice President of the Bank since 2019; Chief Credit Officer of finanical institution in Maryland  from February 2015 to February 2019; Managing director of Hotchkiss & Associates Analytics, LLC from June 2011 to January 2015

Eugene M. Jordan, II (65) Secretary to the Board & Executive Vice President/Trust Old Point Financial Corporation	2003
Secretary to the Board & Executive Vice President/Trust of the Company since 2015; Executive Vice President/ Trust of the Company from 2003 to 2015

President and Chief Executive Officer of Trust since 2003; Chairman of the Trust Board

Susan R. Ralston (56) Chief Operating Officer & Executive Vice President Old Point National Bank	2019
Chief Operating Officer & Executive Vice President of the Bank since 2019; President & Founder of Ralston Coaching and Consulting, LLC from 2018 to 2019; Chief Operating Officer & Senior Vice  President of Dollar Bank from 2016 to 2018; President & Chief Executive Officer of Bank @lantec from 2004 to 2016

Joseph R. Witt (59) Executive Vice President/Financial Service Old Point Financial Corporation	2008
Executive Vice President/Financial Services beginning in 2020. Chief Business Development Officer & Senior Vice President of the Company since 2015; Chief Administrative Officer & Senior Vice President/Administration of the Company from 2012 to 2015; Senior Vice President/ Corporate Banking/Human Resources of the Company from 2010 to 2012; Senior Vice President/Corporate Banking of  the Company from 2008 to 2010

Chief Strategy Officer & President, Financial Services of the Bank beginning in 2020; Senior Executive Vice President & Chief Business Development Officer of the Bank since 2015; Senior Executive Vice President & Chief Administrative Officer of the Bank from 2012 to 2015; Executive Vice President/ Corporate Banking & Human Resources Director of the Bank from 2010 to 2012

Index
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the NASDAQ Capital Market under the symbol "OPOF". The approximate number of stockholders of record as of March 6, 2020 was 1,628. On that date, the closing price of the Company’s common stock on the NASDAQ Capital Market was $23.96. Additional information related to restrictions on funds available for dividend declaration can be found in Note 18 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

On January 12, 2010, the Company authorized a program to repurchase during any given calendar year up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year. The Company did not repurchase any shares of the Company’s common stock under this plan during 2019. There is currently no stated expiration date for this program.

Pursuant to the Company’s equity compensation plans, participants may exercise stock options by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon the vesting of restricted stock awards to pay certain taxes. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. No such repurchases occurred during 2019.

Item 6.	Selected Financial Data

The following table summarizes the Company's performance for the past five years.

Index
SELECTED FINANCIAL HIGHLIGHTS

	Years ended December 31,
(dollars in thousands except per share data)	2019	2018	2017	2016	2015

RESULTS OF OPERATIONS
Interest income	$40,241	$38,219	$32,934	$29,826	$30,295
Interest expense	6,422	4,969	3,012	2,574	3,632
Net interest income	33,819	33,250	29,922	27,252	26,663
Provision for loan losses	318	2,861	4,160	1,930	1,025
Net interest income after provision for loan losses	33,501	30,389	25,762	25,322	25,638
Noninterest income	14,077	13,309	13,307	12,746	12,382
Noninterest expenses	38,638	38,500	39,195	34,111	34,332
Income before income taxes	8,940	5,198	(126)	3,957	3,688
Income tax expense	1,080	279	(97)	160	54
Net income (loss)	$7,860	$4,919	$(29)	$3,797	$3,634

FINANCIAL CONDITION
Total assets	$1,054,488	$1,038,183	$981,826	$902,966	$896,787
Securities available for sale, at fair value	145,715	148,247	157,121	199,365	214,192
Loans held for investment	747,865	774,009	738,540	603,882	568,475
Allowance for loan losses	9,660	10,111	9,448	8,245	7,738
Deposits	889,496	843,144	783,594	784,502	746,471
Total borrowings	50,402	88,325	98,193	18,704	50,950
Total liabilities	944,732	936,177	885,438	808,976	803,611
Stockholders' equity	109,756	102,006	96,388	93,990	93,176

PERTINENT RATIOS
Return on average assets	0.76%	0.48%	0.00%	0.43%	0.41%
Return on average equity	7.33%	4.93%	-0.03%	3.99%	4.02%
Net interest margin (FTE) (1)	3.61%	3.62%	3.64%	3.66%	3.56%
Efficiency ratio	80.67%	82.69%	90.67%	85.28%	87.93%
Tier 1 capital (to risk weighted assets) (2)	11.73%	10.90%	11.18%	13.39%	13.78%
Total capital (to risk weighted assets) (2)	12.86%	12.06%	12.28%	14.51%	14.89%
Leverage Ratio (2)	9.73%	9.34%	9.98%	10.68%	10.93%
Cash dividends declared	$0.48	$0.44	$0.44	$0.40	$0.34

ASSET QUALITY
Nonaccrual loans	$6,037	$12,141	$12,882	$7,159	$4,582
OREO	-	83	-	1,067	2,741
ALL/total outstanding loans	1.29%	1.31%	1.28%	1.37%	1.36%
Nonaccrual loans/total loans	0.81%	1.57%	1.74%	1.19%	0.81%
ALL/nonaccrual loans	160.01%	83.28%	73.34%	115.17%	168.88%
NPAs/total outstanding loans	0.95%	1.90%	2.18%	1.84%	1.88%
Net charge-offs/total average loans	0.10%	0.29%	0.44%	0.24%	0.06%
Provision/total average loans	0.04%	0.37%	0.62%	0.33%	0.18%

PER SHARE DATA
Basic earnings (loss) per share	$1.51	$0.96	$(0.01)	$0.77	$0.73
Diluted earnings (loss) per share	1.51	0.96	(0.01)	0.77	0.73
Cash dividends declared	0.48	0.44	0.44	0.40	0.34
Market value per share	27.49	21.83	29.75	25.00	17.16
Book value per share	21.11	19.68	19.20	18.94	18.79
Price to earnings ratio, diluted	18.18	22.74	(2,975.00)	32.47	23.51
Price to book value ratio	1.30	1.11	1.55	1.32	0.91
Dividend payout ratio	31.74%	45.83%	-4400.00%	51.95%	46.58%
Weighted average shares outstanding, basic	5,196,812	5,141,364	4,991,060	4,959,173	4,959,009
Weighted average shares outstanding, diluted	5,196,853	5,141,429	4,991,060	4,960,934	4,959,009

(1) Computed on a fully tax-equivalent basis using 21% rate for 2019 and 2018 and a 34% rate for 2017, 2016, and 2015.
(2) Bank only for 2019 and 2018. Consolidated for 2017, 2016, and 2015.

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There are many factors that could have a material adverse effect on the operations and future prospects of the Company including, but are not limited to, effects of or changes in interest rates and yields; general economic and general business conditions, including unemployment levels; demand for loan products; future levels of government defense spending, particularly in the Company’s service area; uncertainty over future federal spending or the budget priorities of the current presidential administration, particularly in connection with the Department of Defense, on the Company’s service area; the Tax Act, including, but not limited to, the effect of the lower corporate income tax rate, including on the valuation of the Company’s tax assets and liabilities; the transfer of the securities portfolio from held-to-maturity securities to available-for-sale securities; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management’s investment strategy and strategy to manage the net interest margin; the adequacy of the Company’s credit quality review processes; the level of nonperforming assets and related charge-offs and recoveries; turnover times experienced by the mortgage companies to which the Company has extended warehouse lines of credit; the performance of the Company's re-opened indirect automobile dealer lending program; the federal government’s guarantee of repayment of student and small business loans purchased by the Company; the ability of the Company to diversify its sources of noninterest income; new incentive structure for securities brokerage activities; the local real estate market; volatility and disruption in national and international financial markets; government intervention in the U.S. financial system; application of the Basel III capital standards to the Company and its subsidiaries; FDIC premiums and/or assessments; demand for loan and other banking products and financial services in the Company’s primary service area; levels of noninterest income and expense; deposit flows; competition; the use of inaccurate assumptions in management’s modeling systems; technological risks and developments and cyber-attacks, threats, and events; any interruption or breach of security in the Company’s information systems or those of the Company’s third party vendors or other service providers; reliance on third parties for key services; adequacy of the allowance for loan losses; changes in management; the effects of epidemics and other public health crises, and changes in accounting principles, policies and guidelines. The Company could also be adversely affected by monetary and fiscal policies of the U.S. Government, as well as any regulations or programs implemented pursuant to the Dodd-Frank Act or other legislation and policies of the Comptroller, U.S. Treasury and the FRB and any changes associated with the current presidential administration.

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

Index
Net income for 2019 was $7.9 million ($1.51 per diluted share) compared to $4.9 million ($0.96 per diluted share) in 2018. The $2.9 million increase in net income year over year was primarily attributable to increased non-interest income of $768 thousand, a slight increase in net interest income, as well as reduced provision for loan loss expense.  Net income in 2018 was impacted by significantly higher levels of provision expense as well as merger expense related to the Citizens acquisition.

Assets as of December 31, 2019 were $1.05 billion, an increase of $16.3 million or 1.57% compared to assets as of December 31, 2018. During 2018, the Company experienced significant growth largely as a result of the Citizens acquisition, which was completed on April 1, 2018. Net loans held for investment decreased $25.7 million, or 3.36%, over the year, while securities available for sale declined $2.5 million, cash and cash equivalents increased $47.6 million, and FHLB advances decreased $23.0 million.

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

For loans not individually evaluated for impairment, the loan portfolio is segmented into pools, based on the loan classifications as defined by Schedule RC-C of the Federal Financial Institutions Examination Council Consolidated Reports of Condition and Income Form 041 (Call Report) and collectively evaluated for impairment. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1-29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2019 and December 31, 2018, the Company had no loans in these categories.

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

Index
Results of Operations
In 2019, the Company's net income increased $2.9 million to net income of $7.9 million, as compared to $4.9 million in 2018. The increase was primarily attributable to slightly higher net interest income, increased non-interest income of $768 thousand, and a reduced provision for loan loss expense.  Net income in 2018 was impacted by significantly higher levels of provision expense as well as merger expense related to the Citizens acquisition.  As of December 31, 2019 return on average assets was 0.76% compared to 0.48% in 2018 and the return on average equity was 7.33% at December 31, 2019 compared to 4.93% in 2018.

Assets as of December 31, 2019 were $1.05 billion, an increase of $16.3 million or 1.57% compared to assets as of December 31, 2018. Net loans held for investment decreased $25.7 million, or 3.36%, over the year, while securities available for sale declined $2.5 million, cash and cash equivalents increased $47.6 million, and FHLB advances decreased $23.0 million.  During 2018, the Company experienced significant growth largely as a result of the Citizens acquisition, which was completed on April 1, 2018.

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

Net interest income, on a fully tax-equivalent basis, was $34.1 million in 2019, an increase of $438 thousand from 2018. The net interest margin was 3.61% in 2019 as compared to 3.62% in 2018. The increase in net interest income year-over-year was primarily due to higher average earnings assets with higher average yields slightly outweighing higher funding costs.

When comparing 2019 to 2018, the following changes occurred. Tax equivalent interest income increased $1.9 million, or 4.90%. Average earning assets increased $13.9 million, or 1.50%. The average tax-equivalent yield increased 14 basis points to 4.29%. Total average loans decreased $11.3 million, or 1.47%, and average investment securities increased $177 thousand, or 0.12%.  The decrease in average loans was primarily attributable to a planned reduction in indirect automobile dealer lending as well as resolution of significant non-performing assets.  Interest bearing due from banks increased $25.2 million as a result of decreased loan funding and reduced yield availability in the investment market.

Average interest-bearing liabilities increased $564 thousand, or 0.08%, however interest-bearing deposits increases of $22.4 million were offset by a $21.9 million reduction in FHLB advances and repurchase agreements and other borrowings. Total interest expense increased $1.5 million, or 29.24%, when comparing 2019 to 2018. The increase was driven by increased deposit and borrowing costs. The average rate on interest-bearing liabilities in 2019 was 0.94%, an increase of 21 basis points from 2018.

The following table shows an analysis of average earning assets, interest-bearing liabilities and rates and yields. Nonaccrual loans are included in loans outstanding.

Index
AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the years ended December 31,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Loans*	$757,677	$35,771	4.72%	$768,960	$34,504	4.49%
Investment securities:
Taxable	116,930	2,827	2.42%	95,752	2,080	2.17%
Tax-exempt*	29,425	955	3.25%	50,426	1,547	3.07%
Total investment securities	146,355	3,782	2.58%	146,178	3,627	2.48%
Interest-bearing due from banks	34,592	689	1.99%	9,358	198	2.12%
Federal funds sold	1,546	31	2.01%	1,150	21	1.83%
Other investments	3,484	221	6.36%	4,083	253	6.20%
Total earning assets	943,654	$40,494	4.29%	929,729	$38,603	4.15%
Allowance for loan losses	(10,562)			(10,254)
Other nonearning assets	105,422			101,100
Total assets	$1,038,514			$1,020,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$32,603	$11	0.03%	$28,246	$10	0.04%
Money market deposit accounts	257,884	1,037	0.40%	242,025	542	0.22%
Savings accounts	86,787	88	0.10%	87,534	76	0.09%
Time deposits	231,774	3,845	1.66%	228,800	2,916	1.27%
Total time and savings deposits	609,048	4,981	0.82%	586,605	3,544	0.60%
Federal funds purchased, repurchase agreements and other borrowings	22,302	132	0.59%	28,427	131	0.46%
Federal Home Loan Bank advances	50,397	1,309	2.60%	66,151	1,294	1.96%
Total interest-bearing liabilities	681,747	6,422	0.94%	681,183	4,969	0.73%
Demand deposits	245,518			236,249
Other liabilities	3,947			3,378
Stockholders' equity	107,302			99,765
Total liabilities and stockholders' equity	$1,038,514			$1,020,575
Net interest margin		$34,072	3.61%		$33,634	3.62%
*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $253 thousand and $384 thousand, respectively.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities and changes in interest rates.

Index
TABLE II
VOLUME AND RATE ANALYSIS*

	2019 vs. 2018 Increase (Decrease) Due to Changes in:
(dollars in thousands)	Volume	Rate	Total
EARNING ASSETS
Loans	$(520)	$1,787	$1,267
Investment securities:
Taxable	457	290	747
Tax-exempt	(645)	53	(592)
Total investment securities	(188)	343	155

Federal funds sold	7	3	10
Other investments	827	(368)	459
Total earning assets	126	1,765	1,891

INTEREST-BEARING LIABILITIES
Interest-bearing transaction accounts	2	(1)	1
Money market deposit accounts	35	460	495
Savings accounts	(1)	13	12
Time deposits	37	892	929
Total time and savings deposits	73	1,364	1,437
Federal funds purchased, repurchase agreements and other borrowings	(28)	29	1
Federal Home Loan Bank advances	(309)	324	15
Total interest-bearing liabilities	(264)	1,717	1,453

Change in net interest income	$390	$48	$438
* Computed on a fully tax-equivalent basis using a 21% rate.

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

Index
The table below shows the Company's interest rate sensitivity for the periods and rate scenarios presented (dollars in thousands):

TABLE III
CHANGE IN NET INTEREST INCOME

	As of December 31,
	2019		2018
Change in interest Rates:	%	$	%	$
+300 basis points	0.30	105	2.57	921
+200 basis points	0.14	50	1.71	612
+100 basis points	0.14	48	0.78	281
Unchanged	-	-	-	-
-100 basis points	(2.12)	(751)	(1.30)	(466)
-200 basis points	(4.62)	(1,639)	(3.03)	(1,086)

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

The provision for loan losses was $318 thousand for the year ended December 31, 2019 as compared to $2.9 million for 2018. The decline in the provision for loan losses in 2019 versus 2018 was largely due to a decline in loans of $26.1 million, the upgrade of one large classified asset to a pass rating, and declines in past due loans as well as adversely, classified non-performing loans offset somewhat by an increase in specific reserves required on impaired loans.  Charged-off loans totaled $1.4 million in 2019, compared to $2.8 million in 2018. Recoveries amounted to $629 thousand in 2019 and $644 thousand in 2018. The Company’s net loans charged off to average loans were 0.10% in 2019 as compared to 0.29% in 2018.

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

Noninterest Income
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2019 and the twelve months ended December 31, 2018.

Noninterest income increased $768 thousand or 5.77% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. In 2019, increases in other service charges, commissions and fees ($378 thousand or 10.66%), and nonrecurring gains on sale of available for sale securities ($194 thousand or 161.67%) were the primary drivers of noninterest income growth.

Aside from the increase in other service charges, commissions and fees and impact of the nonrecurring gain, the other increases in noninterest income were fiduciary and asset management fees ($124 thousand or 3.33%), and mortgage banking income (up $97 thousand or 12.31%). Other service charges, commissions and fees increased primarily due to growth in merchant processing income and debit card fee income.

Index
The Company continues to focus on diversifying noninterest income through efforts to expand Trust, insurance, and mortgage banking activities, and a continued focus on business checking and other corporate services.

Noninterest Expense
Unless otherwise noted, all comparisons in this section are between the twelve months ended December 31, 2019 and the twelve months ended December 31, 2018.

The Company’s noninterest expense increased $138 thousand or 0.36%. In 2019, salaries and benefit costs increased $1.4 million or 6.40% which was primarily impacted by the addition of quality staff in lending and credit management, the full inclusion of staff added in connection with the Citizens acquisition, as well as increased incentive compensation accruals.  Data processing expenses increased $471 thousand, or 35.49%, as the Company continued to implement process improvement initiatives.  Noninterest expense was elevated in 2018 due to merger costs, FDIC insurance costs, data processing and professional services costs related to process improvement initiatives.

Of the remaining categories of noninterest expense, the most significant changes when comparing 2019 to 2018 were in:

·
occupancy and equipment (decreased $393 thousand or 6.53%) due to reduced depreciation expense in 2019 as a number of assets became fully depreciated combined with higher than normal expenses in 2018 due to costs related to the Citizens acquisition.

·	ATM and other losses declined $116 thousand or 28.50%, primarily due to a single loss event in 2018.
·
Other operating expense (decreased $535 thousand or 16.78%) due to a $458 thousand reduction in FDIC insurance expense related to Small Bank Assessment Credits received in 2019 as well as reduced overall premium calculations.  Trailing twelve month earnings and level of non-performing assets are significant factors in the insurance assessment rate.

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

The effective tax rates for the years ended December 31, 2019 and 2018 were 12.1% and 5.4%, respectively.

Balance Sheet Review
At December 31, 2019, the Company had total assets of $1.05 billion, an increase of $16.3 million or 1.57% compared to assets as of December 31, 2018.

Net loans held for investment decreased $25.7 million or 3.36%, from $763.9 million at December 31, 2018 to $738.2 million at December 31, 2019. Cash and cash equivalents increased $47.6 million or 112.86% from December 31, 2018 to December 31, 2019, and securities available for sale decreased $2.5 million or 1.71% over the same period. Total deposits increased $46.4 million or 5.50% in 2019.

Asset growth in 2018 was primarily driven by the acquisition of Citizens, which was completed on April 1, 2018.  Below is a summary of the transaction and related impact on the Company’s Consolidated Balance Sheets.

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

Securities Portfolio
When comparing December 31, 2019 to December 31, 2018, securities available-for-sale decreased $2.5 million, or 1.71%. The majority of the change was due to principal curtailments on mortgage-backed securities and calls and maturities of other securities.

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

Index
The following table sets forth a summary of the securities portfolio:

TABLE IV
SECURITIES PORTFOLIO

	As of December 31,
(Dollars in thousands)	2019	2018
U.S. Treasury securities	$7,003	$12,328
Obligations of U.S. Government agencies	33,604	10,714
Obligations of state and policitcal subdivisions	24,742	48,837
Mortgage-backed securities	71,908	71,191
Money market investments	3,825	1,897
Corporate bonds and other securities	4,633	3,280
	145,715	148,247
Restricted securities:
Federal Home Loan Bank stock	$2,502	3,429
Federal Reserve Bank stock	382	382
Community Bankers' Bank stock	42	42
	2,926	3,853
Total Securities	$148,641	$152,100

The following table summarizes the contractual maturity of the securities portfolio and their weighted average yields as of December 31, 2019:

(Dollars in thousands)	1 year or less 2019	1-5 years	5-10 years	Over 10 years	Total
U.S. Treasury securities	$-	$7,003	$-	$-	$7,003
Weighted average yield	-	2.50%	-	-	2.50%

Obligations of U.S. Government agencies	$1,198	$1,499	$5,299	$25,608	$33,604
Weighted average yield	2.53%	1.91%	2.56%	2.59%	2.56%

Obligations of state and policitcal subdivisions	$466	$506	$4,490	$19,280	$24,742
Weighted average yield	5.03%	5.05%	3.30%	3.09%	3.20%

Mortgage-backed securities	$-	$5,929	$23,166	$42,813	$71,908
Weighted average yield	-	1.84%	2.32%	2.51%	2.41%

Money market investments	$3,825	$-	$-	$-	$3,825
Weighted average yield	1.75%	-	-	-	1.75%

Corporate bonds and other securities	$-	$821	$3,812	$-	$4,633
Weighted average yield	-	3.07%	5.49%	-	5.06%

Federal Home Loan Bank stock	$-	$-	$-	$2,502	$2,502
Weighted average yield	-	-	-	6.31%	6.31%

Federal Reserve Bank stock	$-	$-	$-	$382	$382
Weighted average yield	-	-	-	6.00%	6.00%

Community Bankers' Bank stock	$-	$-	$-	$42	$42
Weighted average yield	-	-	-	0.00%	0.00%
Total Securities	$5,489	$15,758	$36,767	$90,627	$148,641
Weighted average yield	2.20%	2.27%	2.80%	2.75%	2.69%

The table above is based on maturity. Therefore, it does not reflect cash flow from principal payments or prepayments prior to maturity. The weighted average life of the $71.9 million in mortgage-backed securities as of December 31, 2019 was 5.78 years. Yields are calculated on a fully tax-equivalent basis using a 21% rate.

Index
Loan Portfolio
The following table shows a breakdown of total loans by segment at December 31 for years 2015 through 2019:
TABLE V
LOAN PORTFOLIO

	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial and industrial	$75,383	$63,398	$60,398	$54,434	$43,197
Real estate-construction	40,716	32,383	27,489	23,116	19,685
Real estate-mortgage (1)	488,194	500,441	465,231	448,408	437,159
Consumer	137,007	169,138	174,225	58,907	50,427
Other	6,565	8,649	11,197	19,017	18,007
Ending Balance	$747,865	$774,009	$738,540	$603,882	$568,475
(1) The real estate-mortgage segment included residential 1-4 family, commercial real estate, second mortgages and equity lines of credit.

Based on the North American Industry Classification System code, there are no categories of loans that exceed 10% of total loans other than the categories disclosed in the preceding table.

As of December 31, 2019, the total loan portfolio decreased by $26.1 million or 3.38% from December 31, 2018, primarily due to increases in commercial and industrial and real estate construction which were offset by reductions in indirect automobile dealer lending and real estate mortgage. 2018 loan growth was attributed in large part to the Citizens acquisition. The Citizens portfolio mainly focused on commercial real estate, construction, and commercial and industrial lending.

The maturity distribution and rate sensitivity of certain categories of the Company's loan portfolio at December 31, 2019 is presented below:

TABLE VI
MATURITY SCHEDULE OF SELECTED LOANS

	As of December 31,
(Dollars in thousands)	Within 1 year	1 to 5 years	After 5 years	Total
Commercial and industrial	$27,190	$32,629	$15,564	$75,383
Real estate-construction	23,771	9,106	7,839	40,716
Total	$50,961	$41,735	$23,403	$116,099

Loans due after 1 year with:
Fixed interest rate		$32,513	$12,968	$45,481
Variable interest rate		9,222	10,435	19,657
Total		$41,735	$23,403	$65,138

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

Nonperforming assets decreased by $7.6 million or 51.58%, from $14.7 million at December 31, 2018 to $7.1 million at December 31, 2019. The 2019 total consisted of $1.1 million in loans still accruing interest but past due 90 days or more and $6.0 million in nonaccrual loans. Of the $6.0 million in nonaccrual loans, $5.8 million was secured by real estate. All of the nonaccrual loans are classified as impaired. Impaired loans are a component of the allowance for loan losses. When a loan changes from “90 days past due but still accruing interest” to “nonaccrual” status, the loan is normally reviewed for impairment. If impairment is identified, then the Company records a charge-off based on the value of the collateral or the present value of the loan’s expected future cash flows, discounted at the loan's effective interest rate. If the Company is waiting on an appraisal to determine the collateral’s value, management allocates funds to cover the deficiency to the allowance for loan losses based on information available to management at the time.

The recorded investment in impaired loans decreased to $8.4 million as of December 31, 2019 from $16.2 million as of December 31, 2018 as detailed in Note 5 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K. The majority of these loans were collateralized.

Index
The following table presents information concerning the aggregate amount of nonperforming assets, which includes nonaccrual loans, past due loans, TDRs and OREO:

TABLE VII
NONPERFORMING ASSETS

	As of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans
Commercial and industrial	$257	$298	$836	$231	$276
Real estate-construction	-	417	721	-	-
Real estate-mortgage (1)	5,780	11,426	11,325	6,847	4,306
Consumer loans	-	-	-	81	-
Total nonaccrual loans	$6,037	$12,141	$12,882	$7,159	$4,582

Loans past due 90 days or more and accruing interest
Commercial and industrial	$-	$-	$471	$-	$164
Real estate-construction	-	205	-	-	-
Real estate-mortgage (1)	-	315	306	276	23
Consumer loans (2)	1,091	1,965	2,401	2,603	3,163
Other	-	12	4	5	6
Total loans past due 90 days or more and accruing interest	$1,091	$2,497	$3,182	$2,884	$3,356

Restructured loans
Commercial and industrial	$257	$217	$98	$144	$-
Real estate-construction	88	92	92	96	99
Real estate-mortgage (1)	6,754	12,098	14,781	11,616	11,077
Consumer loans	-	-	-	-	12
Total restructured loans	$7,099	$12,407	$14,971	$11,856	$11,188
Less nonaccrual restructured loans (included above)	4,693	8,454	8,561	2,838	2,497
Less restructured loans currently in compliance (3)	2,406	3,953	6,410	9,018	8,691
Net nonperforming, accruing restructured loans	$-	$-	$-	$-	$-
Nonperforming loans	$7,128	$14,638	$16,064	$10,043	$7,938

Other real estate owned
Construction, land development, and other land	$-	$83	$-	$940	$1,090
1-4 family residential properties	-	-	-	-	724
Nonfarm nonresidential properties	-	-	-	-	927
Former branch site	-	-	-	127	-
Total other real estate owned	$-	$83	$-	$1,067	$2,741

Total nonperforming assets	$7,128	$14,721	$16,064	$11,110	$10,679

Interest income that would have been recorded under original loan terms on nonaccrual loans above	$283	$533	$474	$318	$196

Interest income recorded for the period on nonaccrual loans included above	$115	$336	$281	$269	$141

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $885 thousand at December 31, 2019 and $1.7 million at December 31, 2018. For additional information, refer to Note 5 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this report on Form 10-K.
(3) Amounts listed represent restructured loans that are in compliance with their modified terms as of the date presented.

As shown in the table above, as of December 31, 2019 compared to December 31, 2018, the nonaccrual loan category decreased by $6.1 million or 50.28% and the 90-days past due and still accruing interest category decreased by $980 thousand or 39.25%.

The majority of the balance of nonaccrual loans at December 31, 2019 was related to a few large credit relationships. Of the $6.0 million of nonaccrual loans at December 31, 2019, $4.2 million, or approximately 70.03%, was comprised of three credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Index
The majority of the loans past due 90 days or more and still accruing interest at December 31, 2019 ($885 thousand) were student loans. The federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans; as such, management does not expect even a significant increase in past due student loans to have a material effect on the Company.

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

The majority of the Company's TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company has not yet received a current appraisal on loans being reviewed for impairment, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of December 31, 2019 and December 31, 2018, the impaired loan component of the allowance for loan losses amounted to $481 thousand and $116 thousand, respectively. The increase in the impaired loan component is due to a specific impairment on one commercial credit relationship. The impaired loan component of the allowance for loan losses is reflected as a valuation allowance related to impaired loans in Note 5 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

The second component of the allowance consists of qualitative factors and includes items such as economic conditions, growth trends, loan concentrations, changes in certain loans, changes in underwriting, changes in management and legal and regulatory changes.

Historical loss is the final component of the allowance for loan losses. The calculation of the historical loss component is conducted on loans evaluated collectively for impairment and uses migration analysis with eight migration periods covering twelve quarters each on pooled segments. These segments are based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the Call Report applicable to the Bank.

Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan's payments are current (including loans 1 – 29 days past due), 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company's internally assigned risk grades: substandard, other assets especially mentioned (rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of doubtful or loss, but as of December 31, 2019 and December 31, 2018, the Company had no loans in these categories.

The calculation for December 31, 2019 and 2018 was based on eight migration periods covering twelve quarters each. On a combined basis, the historical loss and qualitative factor components amounted to $9.2 million and $10.0 million as of December 31, 2019 and December 31, 2018, respectively. Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The qualitative factor components increased 11 basis points as a percentage of loans evaluated collectively for impairment overall from December 31, 2018 to December 31, 2019. There have been adjustments for volume, concentrations, past due and non-accrual levels, and economic conditions. For the same period, the overall historical loss rate as a percentage of loans evaluated collectively for impairment has improved by 20 basis points.

Index
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

Acquired performing loans are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance of the loan at acquisition date (premium or discount) is amortized or accreted into interest income over the life of the loans. If the acquired performing loan has revolving privileges, it is accounted for using the straight-line method; otherwise the effective interest method is used.

Overall Change in Allowance
As a result of management's analysis, the Company added, through the provision, $318 thousand to the allowance for loan losses for the year ended December 31, 2019. The allowance for loan losses, as a percentage of year-end loans, was 1.29% in 2019 and 1.31% in 2018. Management believes that the allowance has been appropriately funded for losses on existing loans, based on currently available information. The Company will continue to monitor the loan portfolio, levels of nonperforming assets, and the sustainability of improving asset quality trends experienced in 2019 closely and make changes to the allowance for loan losses when necessary.

Index
The following table shows an analysis of the allowance for loan losses:

TABLE VIII
ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS

	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning	$10,111	$9,448	$8,245	$7,738	$7,075
Charge-offs:
Commercial and industrial	-	81	807	915	293
Real estate-construction	-	-	-	-	-
Real estate-mortgage (1)	197	1,625	1,934	504	321
Consumer	776	769	279	204	92
Other	425	367	267	147	191
Total charge-offs	1,398	2,842	3,287	1,770	897

Recoveries:
Commercial and industrial	10	140	37	79	50
Real estate-construction	-	-	104	3	1
Real estate-mortgage (1)	200	158	45	197	393
Consumer	351	262	56	28	39
Other	68	84	88	40	52
Total recoveries	629	644	330	347	535

Net charge-offs	769	2,198	2,957	1,423	362
Provision for loan	318	2,861	4,160	1,930	1,025
Ending Balance	$9,660	$10,111	$9,448	$8,245	$7,738

Selected loan loss statistics
Loans (net of unearned income):
End of period balance	$747,865	$774,009	$738,540	$603,882	$568,475
Average balance	$757,677	$768,960	$673,015	$585,206	$563,534

Net charge-offs to average total loans	0.10%	0.29%	0.44%	0.24%	0.06%
Provision for loan losses to average total loans	0.04%	0.37%	0.62%	0.33%	0.18%
Provision for loan losses to net charge-offs	41.35%	130.16%	140.68%	135.63%	283.15%
Allowance for loan losses to period end loans	1.29%	1.31%	1.28%	1.37%	1.36%
Earnings to loan loss coverage (2)	12.04	3.67	1.36	4.14	13.02
Allowance for loan losses to nonperforming loans	135.52%	69.07%	58.81%	82.10%	97.48%

(1) The real estate-mortgage segment included residential 1-4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Income before taxes plus provision for loan losses, divided by net charge-offs.

The following table shows the amount of the allowance for loan losses allocated to each category at December 31 of the years presented. Although the allowance for loan losses is allocated into these categories, the entire allowance for loan losses is available to cover loan losses in any category.

TABLE IX
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial	$1,244	10.08%	$2,340	8.19%	$1,889	8.18%	$1,493	9.16%	$633	7.60%
Real estate-construction	258	5.44%	156	4.18%	541	3.72%	846	3.83%	985	3.46%
Real estate-mortgage (1)	6,168	65.28%	5,956	64.66%	5,217	62.99%	5,267	74.25%	5,628	76.90%
Consumer	1,694	18.32%	1,354	21.85%	1,644	23.59%	455	9.61%	279	8.87%
Other	296	0.88%	305	1.12%	157	1.52%	184	3.15%	213	3.17%
Ending Balance	$9,660	100.00%	$10,111	100.00%	$9,448	100.00%	$8,245	100.00%	$7,738	100.00%

(1) The real estate-mortgage segment included residential 1-4 family, commercial real estate, second mortgages and equity lines of credit.

Index
For the year ended December 31, 2019 as compared to the year ended December 31, 2018, there was a decrease in the allowance for loan losses due to decreases in outstanding loans, resolution of non-performing loans, and improving asset quality trends. The change in the allowance was distributed among the loan segments based on the composition of loans in each segment. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K for further information related to the effect of the change in the calculation method.

Deposits
The following table shows the average balances and average rates paid on deposits for the periods presented.

TABLE X
DEPOSITS

(Dollars in thousands)	Years ended December 31,
	2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing transaction	$32,603	0.03%	$28,246	0.04%
Money market	257,884	0.40%	242,025	0.22%
Savings	86,787	0.10%	87,534	0.09%
Time deposits	231,774	1.66%	228,800	1.27%
Total interest bearing	609,048	0.82%	586,605	0.60%
Demand	245,518		236,249
Total deposits	$854,566		$822,854

The Company’s average total deposits were $854.6 million for the year ended December 31, 2019, an increase of $31.7 million or 3.85% from average total deposits for the year ended December 31, 2018. Other than time deposits, the demand deposit and money market account categories had the largest increases, totaling $9.3 million and $15.6 million, respectively. Average time deposits, which is the Company’s most expensive deposit category, increased by a total of $3.0 million as seen in the table above. The average rate paid on interest-bearing deposits by the Company in 2019 was 0.82% compared to 0.60% in 2018.

The Company made strategic increases in the rates on time deposits in certain maturities to fund balance sheet growth and manage its interest-rate risk. Selected money market deposit rates were also raised in 2019 to attract and retain desirable customers relationships as market and competitors' rates increased. The Company remains focused on increasing lower-cost deposits by actively targeting new noninterest-bearing deposits and savings deposits.

The following table shows time deposits in amounts of $100 thousand or more by time remaining until maturity at the dates presented.

TABLE XI
TIME DEPOSITS OF $100,000 OR MORE

	As of December 31,
(dollars in thousands)	2019	2018
Maturing in:
Within 3 months	$36,677	$19,121
4 through 6 months	13,699	8,699
7 through 12 months	21,550	25,820
Greater than 12 months	56,428	75,689
	$128,354	$129,329

Capital Resources
Total stockholders' equity as of December 31, 2019 was $109.8 million, up 7.60% from $102.0 million on December 31, 2018 as the result of increased retained earnings and the reversal of the net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The improvement in the unrealized gain/loss position was driven by changes in market rates and continued execution of our portfolio repositioning strategy related to tax-exempt and short term, low yielding investments.

The Company’s capital position remains strong as evidenced by the regulatory capital measurements. Under the banking regulations, Total Capital is composed of core capital (Tier 1) and supplemental capital (Tier 2). Tier 1 capital consists of common stockholders' equity less goodwill. Tier 2 capital consists of certain qualifying debt and a qualifying portion of the allowance for loan losses.

Index
In June 2013, the federal bank regulatory agencies adopted the Basel III Capital Rules (i) to implement the Basel III capital framework and (ii) for calculating risk-weighted assets. These rules became effective January 1, 2015, subject to limited phase-in periods. The EGRRCPA, enacted in May 2018, required action by the FRB to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the FRB issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion.  For an overview of the Basel III Capital Rules and the EGRRCPA, refer to “Regulation and Supervision” included in Item 1, “Business” of this report on Form 10-K.

The following is a summary of the Bank’s capital ratios for the past two years. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2019 Regulatory Minimums	December 31, 2019	2018 Regulatory Minimums	December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.73%	4.500%	10.90%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.73%	6.000%	10.90%
Tier 1 Leverage to Average Assets	4.000%	9.73%	4.000%	9.34%
Total Capital to Risk-Weighted Assets	8.000%	12.86%	8.000%	12.06%
Capital Conservation Buffer	2.500%	4.86%	1.875%	4.06%
Risk-Weighted Assets (in thousands)		$863,905		$884,444

Year-end book value per share was $21.11 in 2019 and $19.68 in 2018. The common stock of the Company has not been extensively traded. The stock is quoted on the NASDAQ Capital Market under the symbol “OPOF.” There were 1,628 stockholders of record of the Company as of March 6, 2020. This stockholder count does not include stockholders who hold their stock in a nominee registration.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year.

In addition, secondary sources are available through the use of borrowed funds if the need should arise. The Company’s sources of funds include a large stable deposit base and secured advances from the Federal Home Loan Bank of Atlanta (FHLB). As of December 31, 2019, the Company had $276.3 million in FHLB borrowing availability. As of year-end 2019 and 2018, the Company had $55.0 million available in federal funds lines of credit to address any short-term borrowing needs.

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

The following table sets forth information relating to the Company’s sources of liquidity and the outstanding commitments for use of liquidity at December 31, 2019 and December 31, 2018. Dividing the total short-term sources of liquidity by the outstanding commitments for use of liquidity derives the liquidity coverage ratio.

LIQUIDITY SOURCES AND USES

	December 31,
	2019			2018
(dollars in thousands)	Total	In Use	Available	Total	In Use	Available
Sources:
Federal funds lines of credit	$55,000	$-	$55,000	$55,000	$-	$55,000
Federal Home Loan Bank advances	313,275	37,000	276,275	305,937	60,000	245,937
Federal funds sold & balances at the Federal Reserve			50,665			20,673
Securities, available for sale and unpledged at fair value			71,712			88,350
Total short-term funding sources			$453,652			$409,960

Uses: (1)
Unfunded loan commitments and lending lines of credit			66,986			71,186
Letters of credit			2,317			2,469
Total potential short-term funding uses			69,303			73,655
Liquidity coverage ratio			654.6%			556.6%
(1) Represents partial draw levels based on loan segment.

Index
The fair value of unpledged available-for-sale securities decreased from December 31, 2018 to December 31, 2019 primarily due to higher levels of required pledging related to increases in customer repurchase agreements during the year which subsequently decreased as of December 31, 2019. The fluctuation in repurchase agreements from December 31, 2018 to December 31, 2019 was primarily a result of balance fluctuations in the account of a single customer.

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

The Company’s operating activities provided $12.3 million of cash during the year ended December 31, 2019, compared to $12.2 million provided during 2018. The Company’s investing activities provided $29.2 million of cash during 2019, compared to $12.0 million provided during 2018. The Company’s financing activities provided $6.1 million of cash during 2019 compared to $3.6 million of cash provided during 2018.

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

Off-Balance Sheet Lending Related Commitments
The Company had $140.2 million in consumer and commercial commitments at December 31, 2019. As of the same date, the Company also had $7.7 million in letters of credit that the Company will fund if certain future events occur. It is expected that only a portion of these commitments will ever actually be funded.

Management believes that the Company has the liquidity and capital resources to handle these commitments in the normal course of business. See Note 16 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report on Form 10-K.

Contractual Obligations
In the normal course of business, there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. The following table provides the Company’s contractual obligations as of December 31, 2019:

Payments due by period

(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Short-Term Debt Obligations	$11,452	$11,452	$-	$-	$-
Long-Term Debt Obligations	38,950	24,100	14,700	150	-
Operating Lease Obligations	448	253	195	-	-
Total contractual cash obligations excluding deposits	50,850	35,805	14,895	150	-
Deposits	889,496	785,489	73,801	30,206	-
Total	$940,346	$821,294	$88,696	$30,356	$-

Short-term debt obligations include federal funds purchased, overnight repurchase agreements and Federal Home Loan Bank advances maturing within a year of origination. Long-term debt obligations consist of Federal Home Loan Bank advances with original maturities greater than one year.

Index
Short-Term Borrowings
Certain short-term borrowings at December 31, 2019 and 2018 are presented below. Information is presented only on those categories whose average balance at December 31 exceeded 30 percent of total stockholders’ equity at the same date.

TABLE XII
SHORT-TERM BORROWINGS

	2019		2018
(dollars in thousands)	Balance	Rate	Balance	Rate
Balance at December 31,
Repurchase agreements	$11,452	0.10%	$25,775	0.10%
Federal Home Loan Bank advances	-	0.00%	13,000	2.58%

Average daily balance for the year ended December 31,
Federal funds purchased	$13	3.19%	$358	1.75%
Repurchase agreements	19,998	0.10%	26,163	0.10%
Federal Home Loan Bank advances	27,382	2.54%	36,356	1.83%

Maximum month-end outstanding balance:
Federal funds purchased	$-		$10,000
Repurchase agreements	25,497		36,141
Federal Home Loan Bank advances	60,000		68,500

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and related footnotes of the Company are presented below followed by the financial statements of the Parent.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Old Point Financial Corporation
Hampton, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Old Point Financial Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 16, 2020 expressed an opinion that the Company had not maintained an effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations as of the Treadway Commission in 2013.

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
March 16, 2020

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Old Point Financial Corporation
Hampton, Virginia

Opinion on the Internal Control Over Financial Reporting
We have audited Old Point Financial Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company, and our report dated March 16, 2020 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.  Internal controls surrounding the Company’s primary correspondent bank account did not allow for the timely identification of stale-dated and other reconciling items. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 16, 2020 on those financial statements.

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 16, 2020

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(dollars in thousands, except share data)	December 31, 2019	December 31, 2018

Assets

Cash and due from banks	$37,280	$19,915
Interest-bearing due from banks	48,610	20,000
Federal funds sold	3,975	2,302
Cash and cash equivalents	89,865	42,217
Securities available-for-sale, at fair value	145,715	148,247
Restricted securities, at cost	2,926	3,853
Loans held for sale	590	479
Loans, net	738,205	763,898
Premises and equipment, net	35,312	36,738
Bank-owned life insurance	27,547	26,763
Other real estate owned, net	-	83
Goodwill	1,650	1,650
Core deposit intangible, net	363	407
Other assets	12,315	13,848
Total assets	$1,054,488	$1,038,183

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$262,558	$246,265
Savings deposits	399,020	367,915
Time deposits	227,918	228,964
Total deposits	889,496	843,144
Overnight repurchase agreements	11,452	25,775
Federal Home Loan Bank advances	37,000	60,000
Other borrowings	1,950	2,550
Accrued expenses and other liabilities	4,834	4,708
Total liabilities	944,732	936,177

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,200,038 and 5,184,289 shares outstanding (includes 19,933 and 13,689 of nonvested restricted stock, respectively)	25,901	25,853
Additional paid-in capital	20,959	20,698
Retained earnings	62,975	57,611
Accumulated other comprehensive loss, net	(79)	(2,156)
Total stockholders' equity	109,756	102,006
Total liabilities and stockholders' equity	$1,054,488	$1,038,183

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2019	2018
Interest and Dividend Income:
Loans, including fees	$35,718	$34,446
Due from banks	689	198
Federal funds sold	31	21
Securities:
Taxable	2,827	2,080
Tax-exempt	755	1,221
Dividends and interest on all other securities	221	253
Total interest and dividend income	40,241	38,219

Interest Expense:
Checking and savings deposits	1,136	628
Time deposits	3,845	2,916
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	132	131
Federal Home Loan Bank advances	1,309	1,294
Total interest expense	6,422	4,969
Net interest income	33,819	33,250
Provision for loan losses	318	2,861
Net interest income after provision for loan losses	33,501	30,389

Noninterest Income:
Fiduciary and asset management fees	3,850	3,726
Service charges on deposit accounts	4,085	4,157
Other service charges, commissions and fees	3,925	3,547
Bank-owned life insurance income	784	782
Mortgage banking income	884	788
Gain on sale of available-for-sale securities, net	314	120
Other operating income	235	189
Total noninterest income	14,077	13,309

Noninterest Expense:
Salaries and employee benefits	24,024	22,580
Occupancy and equipment	5,628	6,021
Data processing	1,798	1,327
Customer development	552	611
Professional services	2,311	2,296
Employee professional development	791	749
Other taxes	592	580
ATM and other losses	291	407
(Gain) loss on other real estate owned	(2)	86
Merger expenses	-	655
Other operating expenses	2,653	3,188
Total noninterest expense	38,638	38,500
Income before income taxes	8,940	5,198
Income tax expense	1,080	279
Net income	$7,860	$4,919

Basic Earnings per Share:
Weighted average shares outstanding	5,196,812	5,141,364
Net income per share of common stock	$1.51	$0.96

Diluted Earnings per Share:
Weighted average shares outstanding	5,196,853	5,141,429
Net income per share of common stock	$1.51	$0.96

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(dollars in thousands)	2019	2018

Net income	$7,860	$4,919
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	2,325	(1,138)
Reclassification for (gain) loss included in net income	(248)	(95)
Other comprehensive income (loss), net of tax	2,077	(1,233)
Comprehensive income	$9,937	$3,686

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

(dollars in thousands,except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
YEAR ENDED DECEMBER 31, 2019

Balance at December 31, 2018	5,170,600	$25,853	$20,698	$57,611	$(2,156)	$102,006
Net income	-	-	-	7,860	-	7,860
Other comprehensive income, net of tax	-	-	-	-	2,077	2,077
Employee Stock Purchase Plan share issuance	3,666	19	66	-	-	85
Restricted stock vested	5,839	29	(29)	-	-	-
Stock-based compensation expense	-	-	224	-	-	224
Cash dividends ($.48 per share)	-	-	-	(2,496)	-	(2,496)

Balance at end of period	5,180,105	$25,901	$20,959	$62,975	$(79)	$109,756

YEAR ENDED DECEMBER 31, 2018

Balance at December 31, 2017	5,017,458	$25,087	$17,270	$54,738	$(707)	$96,388
Net income	-	-	-	4,919	-	4,919
Other comprehensive loss, net of tax	-	-	-	-	(1,233)	(1,233)
Issuance of common stock related to acquisition	149,625	748	3,199	-	-	3,947
Reclassification of the stranded income tax effects of the Tax Cuts and Jobs Act from AOCI	-	-	-	139	(139)	-
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	-	-	-	77	(77)	-
Employee Stock Purchase Plan share issuance	3,517	18	69	-	-	87
Stock-based compensation expense	-	-	160	-	-	160
Cash dividends ($.44 per share)	-	-	-	(2,262)	-	(2,262)

Balance at end of period	5,170,600	$25,853	$20,698	$57,611	$(2,156)	$102,006

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,860	$4,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,220	2,469
Amortization of right of use lease asset	319	-
Accretion related to acquisition, net	(239)	(341)
Provision for loan losses	318	2,861
Gain on sale of securities, net	(314)	(120)
Net amortization of securities	1,103	1,687
(Increase) decrease in loans held for sale, net	(111)	300
Net loss on disposal of premises and equipment	82	9
Net (gain) loss on write-down/sale of other real estate owned	(2)	86
Income from bank owned life insurance	(784)	(782)
Stock compensation expense	224	160
Deferred tax benefit	352	(164)
Increase in other assets	1,967	338
(Increase) decrease in accrued expenses and other liabilities	(625)	732
Net cash provided by operating activities	12,370	12,154

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(103,036)	(26,002)
Proceeds from redemption of restricted securities, net	927	270
Proceeds from maturities and calls of available-for-sale securities	29,725	10,990
Proceeds from sales of available-for-sale securities	65,699	12,536
Paydowns on available-for-sale securities	11,984	10,183
Proceeds from sale of loans held for investment	-	8,746
Net decrease (increase) in loans held for investment	25,529	(3,568)
Proceeds from sales of other real estate owned	85	210
Purchases of premises and equipment	(1,782)	(478)
Cash paid in acquisition	-	(3,164)
Cash acquired in acquisition	-	2,304
Net cash provided by investing activities	29,131	12,027

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	16,293	14,236
Increase in savings deposits	31,105	15,487
Decrease in time deposits	(917)	(14,056)
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(14,923)	(2,368)
Increase in Federal Home Loan Bank advances	10,000	140,500
Repayment of Federal Home Loan Bank advances	(33,000)	(148,000)
Proceeds from ESPP issuance	85	87
Cash dividends paid on common stock	(2,496)	(2,262)
Net cash provided by (used in) financing activities	6,147	3,624

Net increase in cash and cash equivalents	47,648	27,805
Cash and cash equivalents at beginning of period	42,217	14,412
Cash and cash equivalents at end of period	$89,865	$42,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,396	$4,735

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$2,629	$(1,560)
Loans transferred to other real estate owned	$-	$203
Former bank property transferred from fixed assets to held for sale assets	$906	$-
Right of use lease asset and liability	$751	$-

TRANSACTIONS RELATED TO ACQUISITIONS
Assets acquired	$-	$50,406
Liabilities assumed	$-	$44,324
Common stock issued in acquisition	$-	$3,947

See Notes to Consolidated Financial Statements.

Index
NOTE 1, Significant Accounting Policies

THE COMPANY
Headquartered in Hampton, Virginia, Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, The Old Point National Bank of Phoebus and Old Point Trust & Financial Services, N.A. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of December 31, 2019, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Old Point Financial Corporation (the Company) and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
In preparing Consolidated Financial Statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

Merger-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for merger-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These merger-related costs are included on the Company’s Consolidated Statements of Income classified within the noninterest expense caption.

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

At December 31, 2019 and 2018, there were $344.1 million and $347.9 million, or 46.01% and 44.94%, respectively, of total loans concentrated in commercial real estate. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Refer to Note 5 for further detail.

CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and balances due from banks and federal funds sold, all of which mature within 90 days.

Index
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

RESTRICTED SECURITIES, AT COST
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

LOANS HELD FOR SALE
The Company records loans held for sale using the lower of cost or fair value. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The change in fair value of loans held for sale is recorded as a component of “Mortgage banking income” within the Company’s Consolidated Statements of Income.

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

NONACCRUALS, PAST DUES AND CHARGE-OFFS
The accrual of interest on commercial loans (including construction loans and commercial loans secured and not secured by real estate) is generally discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Consumer loans not secured by real estate and consumer real estate secured loans (i.e., residential 1-4 family mortgages, second mortgages and equity lines of credit) are generally placed on nonaccrual status when payments are 120 days past due. Past due status is based on the contractual terms of the loan agreement, and loans are considered past due when a payment of principal and/or interest is due but not paid. Regular payments not received within the payment cycle are considered to be 30, 60, or 90 or more days past due accordingly. In all cases, loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Each segment of the portfolio is pooled by risk grade or by days past due. Loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At December 31, 2019 and 2018 management used eight twelve-quarter migration periods.

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

OTHER REAL ESTATE OWNED (OREO)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance (direct write-downs) are included in loss (gain) on other real estate owned on the Consolidated Statements of Income.

BANK-OWNED LIFE INSURANCE
The Company owns insurance on the lives of a certain group of key employees. The cash surrender value of these policies is included as an asset on the consolidated balance sheets, and the increase in cash surrender value is recorded as noninterest income on the Consolidated Statements of Income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit payment. Any excess in the amount received over the recorded cash surrender value would be recorded as other operating income on the Consolidated Statements of Income.

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

REVENUE RECOGNITION:  Revenue recognized from contracts with customers is accounted for under ASC 606 and is primarily included in the Company’s noninterest income.  Fiduciary and asset management fees are earned as the Company satisfies it performance obligation over time.  Additional services are transactional-based and the revenue is recognized as incurred.  Service charges on deposit accounts consist account analysis fees, monthly service fees, and other deposit account related fees.  Account analysis and monthly service fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Other deposit account related fees are largely transactional based and therefore fees are recognized at the point in time when the Company has satisfied its performance obligation. The Company earns other service charges, commissions and fees from its customers for transaction-based services. Such services include debit card, ATM, merchant services, investment services, and other service charges.  In each case, these service charges and fees are recognized in income at the time or within the same period that the Company’s performance obligation is satisfied. The Company earns interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services.

Index
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

The Company recognizes interest and penalties on income taxes as a component of income tax expense. No uncertain tax positions were recorded in 2019 or 2018.

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

ADVERTISING EXPENSES
Advertising expenses are expensed as incurred. Advertising expense for the years ended 2019 and 2018 was $207 thousand and $255 thousand, respectively.

COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income, net of tax. Other comprehensive income (loss), net of tax includes unrealized gains and losses on securities available-for-sale and unrealized losses related to changes in the funded status of the pension plan which are also recognized as separate components of equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. Based on the proposed ASU, the Company expects this ASU will be effective for the Company beginning on January 1, 2023.  The Company has formed a committee to oversee the adoption of the new standard, has engaged a third party to assist with implementation, has performed data fit gap and loss driver analyses, intends to run parallel models beginning in 2020, and is continuing to evaluate the impact that ASU 2016-13 will have on its consolidated financial statements.

Index
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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

Index
Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

ACCOUNTING STANDARDS ADOPTED IN 2019
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 ("Codification Improvements to Topic 842, Leases") and ASU 2018-11 ("Leases (Topic 842): Targeted Improvements"). Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current U.S. GAAP (Topic 840, Leases). The Company adopted ASU 2018-11 on January 1, 2019 using the optional transition method. As the Company owns the majority of its buildings, the adoption of this ASU did not have a material impact on its consolidated financial statements. Refer to Note 7 for further discussion.

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

Index
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

Index
The amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments related to the Citizens acquisition had the following impact on the Consolidated Statements of Operations

	Years ended December 31,
	2019	2018
Purchased performing loans	$142	$181
Purchased credit-impaired loans	12	77
Certificate of deposit valuation	129	116
Amortization of core deposit intangible	(44)	(33)
Net impact to income before taxes	$239	$341

NOTE 3, Restrictions on Cash and Amounts Due from Banks

The Company is subject to reserve balance requirements determined by applying the reserve ratios specified in the FRB’s Regulation D. At December 31, 2019 and 2018, the Company had no balance requirements on any of its accounts. The Company had approximately $23.8 million and $5.1 million in deposits in financial institutions in excess of amounts insured by the FDIC at December 31, 2019 and December 31, 2018, respectively.

NOTE 4, Securities Portfolio

The amortized cost and fair value, with gross unrealized gains and losses, of securities available-for-sale were:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,925	$78	$-	$7,003
Obligations of U.S. Government agencies	33,998	9	(403)	33,604
Obligations of state and policitcal subdivisions	24,525	442	(225)	24,742
Mortgage-backed securities	72,000	460	(552)	71,908
Money market investments	3,825	-	-	3,825
Corporate bonds and other securities	4,542	94	(3)	4,633
	$145,815	$1,083	$(1,183)	$145,715

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$12,323	$6	$(1)	$12,328
Obligations of U.S. Government agencies	10,868	2	(156)	10,714
Obligations of state and policitcal subdivisions	49,194	155	(512)	48,837
Mortgage-backed securities	73,444	93	(2,346)	71,191
Money market investments	1,897	-	-	1,897
Corporate bonds and other securities	3,250	42	(12)	3,280
	$150,976	$298	$(3,027)	$148,247

Securities with a fair value of $74.0 million and $59.9 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances and for other purposes required or permitted by law.

At December 31, 2019, the Company held no securities of any single issuer (excluding U.S. Government agencies) with a book value that exceeded 10 percent of stockholders’ equity.

Index
The amortized cost and fair value of securities by contractual maturity are shown below.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,655	$1,664
Due after one year through five years	15,702	15,758
Due after five through ten years	36,667	36,767
Due after ten years	87,966	87,701
Other securities, restricted	3,825	3,825
	$145,815	$145,715

The following table provides information about securities sold in the years ended December 31:

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Securities Available-for-sale
Realized gains on sales of securities	$575	$131
Realized losses on sales of securities	(261)	(11)
Net realized gain	$314	$120

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

The Company did not record impairment charges on securities for the years ended December 31, 2019 and 2018.

Index
The following tables show the number of securities with unrealized losses, the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
Obligations of U.S. Government agencies	$349	$29,744	$54	$2,562	$403	$32,306	22
Obligations of state and policitcal subdivisions	225	10,112	-	-	225	10,112	7
Mortgage-backed securities	405	44,661	147	14,078	552	58,739	17
Corporate bonds and other securities	-	-	3	197	3	197	1
Total securities available-for-sale	$979	$84,517	$204	$16,837	$1,183	$101,354	47

	December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Number of Securities
U.S. Treasury securities	$1	$2,484	$-	$-	$1	$2,484	1
Obligations of U.S. Government agencies	47	6,014	109	3,206	156	9,220	15
Obligations of state and policitcal subdivisions	10	5,829	502	23,727	512	29,556	45
Mortgage-backed securities	-	-	2,346	63,930	2,346	63,930	24
Corporate bonds and other securities	1	100	11	389	12	489	3
Total securities available-for-sale	$59	$14,427	$2,968	$91,252	$3,027	$105,679	88

Certain investments within the Company’s portfolio had unrealized losses at December 31, 2019 and December 31, 2018, as shown in the tables above. The unrealized losses were primarily driven by changes in market interest rates. The Company purchases only highly-rated securities, including U.S. government agencies and mortgage-backed securities guaranteed by government-sponsored entities. The municipal and corporate securities portfolios are reviewed regularly to ensure that ratings of individual securities have not deteriorated below the threshold established by the Company's policy.

Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider the investments to be other-than-temporarily impaired at December 31, 2019 or December 31, 2018.

As of December 31, 2019, there were 10 individual available-for-sale securities with a fair value totaling $16.8 million that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $204 thousand and consisted of government agency obligations, mortgage-backed securities, and other securities.  As of December 31, 2018, there were 65 individual available-for-sale securities with a total fair value of $91.3 million that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $3.0 million and consisted of municipal obligations, mortgage-backed securities, and other securities. The Company has determined that these securities are temporarily impaired at December 31, 2019 and 2018 for the reasons set out below:

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

Index
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

NOTE 5, Loans and Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s loan portfolio as of the dates indicated:

(dollars in thousands)	December 31, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	$118,561	$110,009
Commercial - owner occupied	141,743	155,245
Commercial - non-owner occupied	135,798	131,287
Multifamily	25,865	28,954
Construction	40,716	32,383
Second mortgages	13,941	17,297
Equity lines of credit	52,286	57,649
Total mortgage loans on real estate	528,910	532,824
Commercial and industrial loans	75,383	63,398
Consumer automobile loans	97,294	120,796
Other consumer loans	39,713	48,342
Other (1)	6,565	8,649
Total loans, net of deferred fees	747,865	774,009
Less: Allowance for loan losses	9,660	10,111
Loans, net of allowance and deferred fees (2)	$738,205	$763,898

(1) Overdrawn accounts are reclassified as loans and included in the Other catergory in the table above.  Overdrawn deposit accounts, excluding internal use accounts, totaled $449 thousand and $628 thousand at December 31, 2019 and 2018, respectively.
(2) Net deferred loan costs totaled $557 thousand and $864 thousand at December 31, 2019 and 2018, respectively.

ACQUIRED LOANS
The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheets are as follows:

(dollars in thousands)	December 31, 2019	December 31, 2018
Outstanding principal balance	$16,850	$31,940
Carrying amount	16,561	31,497

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned are as follows:

(dollars in thousands)	December 31, 2019	December 31, 2018
Outstanding principal balance	$227	$246
Carrying amount	85	91

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30:

(dollars in thousands)	December 31, 2019	December 31, 2018
Balance at January 1	$12	$-
Additions from acquisition of Citizens	-	110
Accretion	(27)	(98)
Reclassification from nonaccretable difference	125	-
Other changes, net	(38)	-
Balance at end of period	$72	$12

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

·	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of December 31, 2019
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$116,380	$-	$2,181	$-	$118,561
Commercial - owner occupied	134,570	1,618	5,555	-	141,743
Commercial - non-owner occupied	132,851	1,622	1,325	-	135,798
Multifamily	25,865	-	-	-	25,865
Construction	40,716	-	-	-	40,716
Second mortgages	13,837	-	104	-	13,941
Equity lines of credit	52,286	-	-	-	52,286
Total mortgage loans on real estate	$516,505	$3,240	$9,165	$-	$528,910
Commercial and industrial loans	74,963	66	354	-	75,383
Consumer automobile loans	96,907	-	387	-	97,294
Other consumer loans	39,713	-	-	-	39,713
Other	6,565	-	-	-	6,565
Total	$734,653	$3,306	$9,906	$-	$747,865

Credit Quality Information As of December 31, 2018
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$108,274	$-	$1,735	$-	$110,009
Commercial - owner occupied	140,664	4,067	10,514	-	155,245
Commercial - non-owner occupied	121,523	3,937	5,827	-	131,287
Multifamily	28,954	-	-	-	28,954
Construction	31,896	71	416	-	32,383
Second mortgages	17,007	-	290	-	17,297
Equity lines of credit	56,893	-	756	-	57,649
Total mortgage loans on real estate	$505,211	$8,075	$19,538	$-	$532,824
Commercial and industrial loans	60,967	1,987	444	-	63,398
Consumer automobile loans	120,365	-	431	-	120,796
Other consumer loans	48,298	-	44	-	48,342
Other	8,649	-	-	-	8,649
Total	$743,490	$10,062	$20,457	$-	$774,009

As of December 31, 2019 and 2018 the Company did not have any loans internally classified as Loss or Doubtful.

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

Age Analysis of Past Due Loans as of December 31, 2019
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (1)	Total Current Loans	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$891	$-	$-	$-	$1,459	$116,211	$118,561
Commercial - owner occupied	-	319	-	85	2,795	138,544	141,743
Commercial - non-owner occupied	-	-	-	-	1,422	134,376	135,798
Multifamily	-	-	-	-	-	25,865	25,865
Construction	100	-	-	-	-	40,616	40,716
Second mortgages	49	-	-	-	104	13,788	13,941
Equity lines of credit	25	-	-	-	-	52,261	52,286
Total mortgage loans on real estate	$1,065	$319	$-	$85	$5,780	$521,661	$528,910
Commercial and industrial loans	211	-	-	-	257	74,915	75,383
Consumer automobile loans	1,115	299	203	-	-	95,677	97,294
Other consumer loans	1,032	891	888	-	-	36,902	39,713
Other	81	9	-	-	-	6,475	6,565
Total	$3,504	$1,518	$1,091	$85	$6,037	$735,630	$747,865
(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the past due totals include student and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.8 million at December 31, 2019.

Age Analysis of Past Due Loans as of December 31, 2018
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual (1)	Total Current Loans	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$1,165	$553	$180	$-	$1,386	$106,725	$110,009
Commercial - owner occupied	1,059	83	-	91	5,283	148,729	155,245
Commercial - non-owner occupied	-	-	-	-	4,371	126,916	131,287
Multifamily	-	-	-	-	-	28,954	28,954
Construction	-	-	205	-	417	31,761	32,383
Second mortgages	17	-	135	-	155	16,990	17,297
Equity lines of credit	60	-	-	-	231	57,358	57,649
Total mortgage loans on real estate	$2,301	$636	$520	$91	$11,843	$517,433	$532,824
Commercial and industrial loans	1,595	-	-	-	298	61,505	63,398
Consumer automobile loans	1,645	291	114	-	-	118,746	120,796
Other consumer loans	1,333	621	1,851	-	-	44,537	48,342
Other	133	8	12	-	-	8,496	8,649
Total	$7,007	$1,556	$2,497	$91	$12,141	$750,717	$774,009
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

Index
The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

(dollars in thousands)	December 31, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	$1,459	$1,386
Commercial - owner occupied	2,795	5,283
Commercial - non-owner occupied	1,422	4,371
Construction	-	417
Second mortgages	104	155
Equity lines of credit	-	231
Total mortgage loans on real estate	$5,780	$11,843
Commercial and industrial loans	257	298
Total	$6,037	$12,141

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Years Ended December 31,
(dollars in thousand)	2019	2018
Interest income that would have been recorded under original loan terms	$283	$533
Actual interest income recorded for the period	115	336
Reduction in interest income on nonaccrual loans	$168	$197

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

The following tables present TDRs during the periods indicated, by class of loan:

(dollars in thousand)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	2	$512	$512	$506
Commercial and industrial	1	75	75	75
Total	3	$587	$587	$581

(dollars in thousand)	Number of Modifications	Recorded Investment Prior to Modification	Recorded Investment After Modification	Current Investment on December 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	1	$296	$187	$188
Equity lines of credit	1	248	231	231
Total mortgage loans on real estate	2	544	418	419
Commercial and industrial	1	146	138	139
Total	3	$690	$556	$558

In 2019, the loans restructured were granted terms that the Company would not otherwise extend to borrowers with similar risk characteristics. Of the loans restructured in 2018, one was given a below-market rate for debt with similar risk characteristics and two were granted terms that the Company would not otherwise extend to borrowers with similar risk characteristics.

Index
At December 31, 2019 and 2018, the Company had no outstanding commitments to disburse additional funds on any TDR. At December 31, 2019, the Company had $272 thousand in loans secured by residential 1 - 4 family real estate that were in the process of foreclosure.  There were no loans secured by residential 1 - 4 family real estate that were in the process of foreclosure at December 31, 2018.

In the years ended December 31, 2019 and 2018 there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

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

Impaired Loans by Class
	As of December 31, 2019				For the Year Ended December 31, 2019
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,542	$1,519	$89	$39	$1,416	$11
Commercial	9,333	4,538	1,611	317	6,822	123
Construction	89	-	88	14	88	4
Second mortgages	247	-	245	111	246	6
Total mortgage loans on real estate	11,211	6,057	2,033	481	8,572	144
Commercial and industrial loans	362	354	-	-	273	4
Other consumer loans	22	-	-	-	21	1
Total	$11,595	$6,411	$2,033	$481	$8,866	$149

Index
Impaired Loans by Class
	As of December 31, 2018				For the Year Ended December 31, 2018
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,057	$1,686	$239	$51	$2,073	$66
Commercial	15,254	12,721	-	-	14,232	455
Construction	509	417	92	18	665	7
Second mortgages	496	347	148	33	508	15
Equity lines of credit	232	-	232	3	301	1
Total mortgage loans on real estate	18,548	15,171	711	105	17,779	544
Commercial and industrial loans	384	78	220	11	446	5
Other consumer loans	38	-	-	-	43	-
Total	$18,970	$15,249	$931	$116	$18,268	$549

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

Index
ALLOWANCE FOR LOAN LOSSES BY SEGMENT
The following table presents, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS For the Year ended December 31, 2019
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for loan losses:
Balance, beginning	$2,340	$156	$5,956	$1,354	$305	$10,111
Charge-offs	-	-	(197)	(776)	(425)	(1,398)
Recoveries	10	-	200	351	68	629
Provision for loan losses	(1,106)	102	209	765	348	318
Ending Balance	$1,244	$258	$6,168	$1,694	$296	$9,660

Individually evaluated for impairment	$-	$14	$467	$-	$-	$481
Collectively evaluated for impairment	1,244	244	5,701	1,694	296	9,179
Purchased credit-impaired loans	-	-	-	-	-	-

Ending Balance	$1,244	$258	$6,168	$1,694	$296	$9,660

Loans Balances:
Individually evaluated for impairment	354	88	8,002	-	-	8,444
Collectively evaluated for impairment	74,944	40,628	480,192	137,007	6,565	739,336
Purchased credit-impaired loans	85	-	-	-	-	85
Ending Balance	$75,383	$40,716	$488,194	$137,007	$6,565	$747,865

For the Year ended December 31, 2018
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for loan losses:
Balance, beginning	$1,889	$541	$5,217	$1,644	$157	$9,448
Charge-offs	(81)	-	(1,625)	(769)	(367)	(2,842)
Recoveries	140	-	158	262	84	644
Provision for loan losses	392	(385)	2,206	217	431	2,861
Ending Balance	$2,340	$156	$5,956	$1,354	$305	$10,111

Individually evaluated for impairment	$11	$18	$87	$-	$-	$116
Collectively evaluated for impairment	2,329	138	5,869	1,354	305	9,995
Purchased credit-impaired loans	-	-	-	-	-	-

Ending Balance	$2,340	$156	$5,956	$1,354	$305	$10,111

Loans Balances:
Individually evaluated for impairment	298	509	15,373	-	-	16,180
Collectively evaluated for impairment	63,009	31,874	485,068	169,138	8,649	757,738
Purchased credit-impaired loans	91	-	-	-	-	91
Ending Balance	$63,398	$32,383	$500,441	$169,138	$8,649	$774,009
(1)	The real estate – mortgage segment included residential 1-4 family, commercial real estate, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

Index
NOTE 6, Other Real Estate Owned (OREO)

The Company holds certain parcels of real estate due to completed foreclosure proceedings on defaulted loans or the closing of former branches. An analysis of the balance in OREO is as follows:

	Years Ended December 31,
(dollars in thousands)	2019	2018
Balance at beginning of year	$83	$-
Transfers to OREO due to foreclosure	-	203
Other additions to foreclosed properties	-	176
Properties sold	(83)	(296)
Balance at end of year	$-	$83

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

Expenses applicable to OREO include the following:

	Years Ended December 31,
(dollars in thousands)	2019	2018
Net gain (loss) on sales of real estate	$2	$(86)
Operating expenses, net of income (1)	(2)	(1)
Total Expenses	$-	$(87)
 (1) Included in other operating income and other operating expense on the Consolidated Statements of Operations.

NOTE 7, Premises and Equipment

Premises and equipment consisted of the following at December 31:

	Years Ended December 31,
(dollars in thousands)	2019	2018
Land	$8,001	$8,098
Buildings	37,900	39,132
Construction in process	958	161
Leashold improvements	861	861
Furniture, fixtures and equipment	19,748	18,904
	67,468	67,156
Less accumulated depreciation and amortization	32,156	30,418
Balance at end of year	$35,312	$36,738

Depreciation expense for the years ended December 31, 2019 and 2018 amounted to $2.2 million and $2.5 million, respectively.

NOTE 8. Leases

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

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease if the rate implicit in the lease is unattainable.  Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

Index
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

The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2019
Lease liabilities	$437
Right-of-use assets	$432
Weighted average remaining lease term	2.17 years
Weighted average discount rate	2.77%

Year Ended
Lease cost (in thousands)	December 31, 2019
Operating lease cost	$336
Total lease cost	$336

Cash paid for amounts included in the measurement of lease liabilities	$331

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of December 31, 2019
Twelve months ending December 31, 2020	$253
Twelve months ending December 31, 2021	112
Twelve months ending December 31, 2022	83
Total undiscounted cash flows	$448
Discount	(11)
Lease liabilities	$437

The aggregate rental expense of premises and equipment was $361 thousand and $349 thousand for years ended December 31, 2019 and 2018, respectively.

NOTE 9, Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both December 31, 2019 and December 31, 2018. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $3.0 million and $3.2 million at December 31, 2019 and December 31, 2018, respectively. The expected terms of these investments and the related tax benefits run through 2033. Additional committed capital calls expected for the funds totaled $50 thousand and $248 thousand at December 31, 2019 and December 31, 2018, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheets. During the years ended December 31, 2019 and 2018, the Company recognized amortization expense of $216 thousand and $320 thousand, respectively, which was included within noninterest expense on the Consolidated Statements of Income.

Index
The table below summarizes the tax credits and other tax benefits recognized by the Company and related to these investments, as of the periods indicated:

	Years Ended December 31,
	2019	2018
Tax credits and other benefits
Amortization of operating losses	$216	$320
Tax benefit of operating losses*	45	67
Tax credits	441	496
Total tax benefits	$486	$563

*	Computed using a 21% tax rate.

NOTE 10, Deposits

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2019 and 2018 was $45.3 million and $43.4 million, respectively. As of December 31, 2019, no single customer relationship exceeded 5 percent of total deposits.

At December 31, 2019 the scheduled maturities of time deposits (in thousands) are as follows:

(dollars in thousands)
2020	$123,911
2021	52,025
2022	21,776
2023	21,817
2024	8,389
Balance at end of year	$227,918

NOTE 11, Borrowings

Short-Term Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At December 31, 2019 and 2018 the remaining credit available from these lines totaled $55.0 million. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $276.3 million and $245.9 million as of December 31, 2019 and December 31, 2018, respectively.

The following table presents total short-term borrowings as of the dates indicated (dollars in thousands):

(dollar in thousands)	December 31, 2019	December 31, 2018
Overnight repurchase agreements	$11,452	$25,775
Federal Home Loan Bank advances	-	13,000
Total short-term borrowings	$11,452	$38,775

Maximum month-end outstanding balance	$38,138	$99,898
Average outstanding balance during the period	$27,382	$62,887
Average interest rate (year-to-date)	0.71%	1.11%
Average interest rate at end of period	0.10%	0.93%

Index
Long-Term Borrowings

At December 31, 2019, the Company had the following long-term FHLB advances outstanding (dollars in thousands).

Long-term Type	Interest Rate	Maturity Date	Advance Amount
Fixed Rate Hybrid	2.92%	4/17/2020	$10,000
Fixed Rate Hybrid	2.77%	6/19/2020	10,000
Fixed Rate Hybrid	2.79%	8/29/2020	3,500
Fixed Rate Hybrid	2.63%	2/26/2021	5,000
Fixed Rate Hybrid	2.37%	5/21/2021	5,000
Fixed Rate Hybrid	2.89%	8/27/2021	3,500
			$37,000

At December 31, 2018, the Company had the following long-term FHLB advances outstanding (dollars in thousands).

Long-term Type	Interest Rate	Maturity Date	Advance Amount
Fixed Rate Hybrid	1.54%	2/28/2019	$10,000
Fixed Rate Hybrid	1.90%	11/15/2019	10,000
Fixed Rate Hybrid	2.92%	4/17/2020	10,000
Fixed Rate Hybrid	2.77%	6/19/2020	10,000
Fixed Rate Hybrid	2.79%	8/29/2020	3,500
Fixed Rate Hybrid	2.89%	8/27/2021	3,500
			$47,000

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At December 31, 2019 the outstanding balance was $2.0 million, and the then-current interest rate was 4.20%.  At December 31, 2018, the outstanding balance was $2.6 million, and the then-current interest rate was 4.85%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at December 31, 2019.

NOTE 12, Share-Based Compensation

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of December 31, 2019, only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the year ended December 31, 2019 is summarized below.

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2019	13,689	$27.51
Issued	16,661	21.68
Vested	(5,839)	27.97
Forfeited	(4,578)	26.63
Nonvested, Deceember 31, 2019	19,933	$22.70

The weighted average period over which nonvested awards are expected to be recognized in compensation expense is 1.40 years.

Index
The fair value of restricted stock granted during the year ended December 31, 2019 and 2018 was $361 thousand and $301 thousand, respectively.

The remaining unrecognized compensation expense for the shares granted during the year ended December 31, 2019 totaled $194 thousand as of December 31, 2019. For shares granted during the year ended December 31, 2018, the remaining compensation expense totaled $30 thousand as of December 31, 2019.

Stock-based compensation expense was $224 thousand and $160 thousand for the years ended December 31, 2019 and 2018, respectively.

Under the Company's Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company's common stock. Shares of stock are issued quarterly at a discount to the market price of the Company's stock on the day of purchase, which can range from 0-15% and for 2019 and 2018 was set at 5%.

Total stock purchases under the ESPP amounted to 3,666 shares during 2019 and 3,517 shares during 2018. At December 31, 2019, the Company had 238,270 remaining shares reserved for issuance under this plan.

NOTE 13, Stockholders’ Equity and Earnings per Common Share

STOCKHOLDERS' EQUITY--OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents information on amounts reclassified out of accumulated other comprehensive loss, by category, during the periods indicated:

	Years Ended December 31,		Affected Line Item on Consolidated Statement of Income
(dollars in thousands)	2019	2018
Available-for-sale securities
Realized gains on sales of securities	$314	$120	Gain on sale of available-for-sale securities, net
Tax effect	66	25	Income tax expense
	$248	$95

The following table presents the changes in accumulated other comprehensive loss, by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Loss

Year Ended December 31, 2019
Balance at beginning of period	$(2,156)	$(2,156)
Net other comprehensive income	2,077	2,077
Balance at end of period	$(79)	$(79)

Year Ended December 31, 2018
Balance at beginning of period	$(707)	$(707)
Net other comprehensive loss	(1,233)	(1,233)
Reclassification of the income tax effects of the Tax Cuts and Jobs Act from AOCI	(139)	(139)
Reclassification of net unrealized gains on equity securities from AOCI per ASU 2016-01	(77)	(77)
Balance at end of period	$(2,156)	$(2,156)

Index
The following table presents the change in each component of other comprehensive income, net of tax on a pre-tax and after-tax basis for the periods indicated.

	Year Ended December 31, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,943	$618	$2,325
Reclassification adjustment for gains recognized in income	(314)	(66)	(248)

Total change in accumulated other comprehensive income, net	$2,629	$552	$2,077

	Year Ended December 31, 2018
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,440)	$(302)	$(1,138)
Reclassification adjustment for gains recognized in income	(120)	(25)	(95)

Total change in accumulated other comprehensive loss, net	$(1,560)	$(327)	$(1,233)

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the employee stock purchase program.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the years ended December 31, 2019 and 2018:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Year ended December 31, 2019
Net income, basic	$7,860	5,197	$1.51
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$7,860	5,197	$1.51

Year ended December 31, 2018
Net income, basic	$4,919	5,141	$0.96
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$4,919	5,141	$0.96

The Company had no antidilutive shares in 2019 or 2018. Non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

NOTE 14, Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal stockholders, executive officers and directors and their affiliates. These loans were made on substantially the same terms and conditions, including interest rates, collateral and repayment terms, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management and the Company’s board of directors, do not involve more than normal risk or present other unfavorable features. None of the principal stockholders, executive officers or directors had direct or indirect loans exceeding 10 percent of stockholders' equity at December 31, 2019.

Annual activity consisted of the following:

(dollars in thousands)	2019	2018
Balance, beginning of year	$4,012	$4,287
Additions	297	25
Reductions	(399)	(300)
Balance, end of year	$3,910	$4,012

Deposits from related parties held by the Company at December 31, 2019 and 2018 amounted to $18.2 million and $12.5 million, respectively.

Index
NOTE 15, Income Taxes

On December 22, 2017, the Tax Act was signed into law.  Among other things, the Tax Act permanently reduced the corporate income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018.

The components of income tax expense for the current and prior year-ends are as follows:

(dollars in thousands)	2019	2018
Current income tax expense	$728	$443
Deferred income tax expense (benefit)	352	(164)
Reported income tax expense	$1,080	$279

A reconciliation of the expected federal income tax expense on income before income taxes with the reported income tax expense for the same periods follows:

	Years Ended December 31,
(dollars in thousands)	2019	2018
Expected tax expense	$1,877	$1,092
Interest expense on tax-exempt assets	7	18
Low-income housing tax credit	(440)	(496)
Tax-exempt interest, net	(201)	(303)
Bank-owned life insurance	(164)	(164)
Other, net	1	132
Reported tax expense	$1,080	$279

The effective tax rates for 2019 and 2018 were 12.1% and 5.4%, respectively.

The components of the net deferred tax asset, included in other assets, are as follows:

(dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,029	$2,123
Nonaccrual loans	17	112
Acquistion accounting	61	120
Other real estate owned	-	21
Net operating losses	677	712
Investments in pass-through entities	122	113
Bank owned life insurance benefit	64	59
Securities available-for-sale	21	573
Stock awards	67	55
Alternative minimum tax	0	292
Deferred compensation	347	236
Other	59	63
	$3,464	$4,479
Deferred tax liabilities:
Premises and equipment	$345	$389
Acquistion accounting	76	86
Deferred loan fees and costs	117	181
	538	656
Net deferred tax assets	$2,926	$3,823

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2016.

Index
NOTE 16, Commitments and Contingencies

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

The following financial instruments whose contract amounts represent credit risk were outstanding at:

	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit:
Home equity lines of credit	$62,267	$61,014
Commercial real estate, construction and development loans committed but not funded	15,637	12,165
Other lines of credit (principally commercial)	62,321	74,058
Total	$140,225	$147,237

Letters of credit	$7,724	$8,230

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year, with the exception of two letters of credit which expire in 2023. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral supporting those commitments for which collateral is deemed necessary.

LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company's Consolidated Financial Statements.

NOTE 17, Fair Value Measurements

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

Index
The following table presents the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,003	$-	$7,003	$-
Obligations of U.S. Government agencies	33,604	-	33,604	-
Obligations of state and political subdivisions	24,742	-	24,742	-
Mortgage-backed securities	71,908	-	71,908	-
Money market investments	3,825	-	3,825	-
Corporate bonds and other securities	4,633	-	4,633	-
Total available-for-sale securities	$145,715	$-	$145,715	$-

		Fair Value Measurements at December 31, 2018 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$12,328	$-	$12,328	$-
Obligations of U.S. Government agencies	10,714	-	10,714	-
Obligations of state and political subdivisions	48,837	-	48,837	-
Mortgage-backed securities	71,191	-	71,191	-
Money market investments	1,897	-	1,897	-
Corporate bonds and other securities	3,280	-	3,280	-
Total available-for-sale securities	$148,247	$-	$148,247	$-

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

Index
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

		Carrying Value at December 31, 2019
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$74	$-	$-	$74
Commercial	1,294	-	-	1,294
Construction	74	-	-	74
Total mortgage loans on real estate	$1,442	$-	$-	$1,442
Commercial loans	-	-	-	-
Total	$1,442	$-	$-	$1,442

Loans
Loans held for sale	$590	$-	$590	$-

Index
		Carrying Value at December 31, 2018 Using
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$188	$-	$-	$188
Construction	74	-	-	74
Equity lines of credit	229	-	-	229
Total mortgage loans on real estate	491	-	-	491
Total	$491	$-	$-	$491

Loans
Loans held for sale	$479	$-	$479	$-

Other real estate owned
Construction	$83	$-	$-	$83
Total	$83	$-	$-	$83

The following table displays quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,294	Market comparables	Selling costs	6.00%
			Liquidation discount	35.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$188	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Equity lines of credit	$229	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Other real estate owned
Construction	$83	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

FASB ASC 825, “Financial Instruments,” requires disclosure about fair value of financial instruments and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company’s assets.

Index
The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2019 and December 31, 2018. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for December 31, 2019 and 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities."

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$89,865	$89,865	$-	$-
Securities available-for-sale	145,715	-	145,715	-
Restricted securities	2,926	-	2,926	-
Loans held for sale	590	-	590	-
Loans, net of allowances for loan losses	738,205	-	-	734,932
Bank owned life insurance	27,547	-	27,547	-
Accrued interest receivable	2,762	-	2,762	-

Liabilities
Deposits	$889,496	$-	$893,584	$-
Overnight repurchase agreements	11,452	-	11,452	-
Federal Home Loan Bank advances	37,000	-	36,747	-
Other borrowings	1,950	-	2,250	-
Accrued interest payable	620	-	620	-

		Fair Value Measurements at December 31, 2018 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$42,217	$42,217	$-	$-
Securities available-for-sale	148,247	-	148,247	-
Restricted securities	3,853	-	3,853	-
Loans held for sale	479	-	479	-
Loans, net of allowances for loan losses	763,898	-	-	749,848
Bank owned life insurance	26,763	-	26,763	-
Accrued interest receivable	3,095	-	3,095	-

Liabilities
Deposits	$843,144	$-	$843,818	$-
Overnight repurchase agreements	25,775	-	25,775	-
Federal Home Loan Bank advances	60,000	-	59,975	-
Other borrowings	2,550	-	2,550	-
Accrued interest payable	594	-	594	-

Index
NOTE 18, Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and possibly additional discretionary actions to be initiated by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. The terms Tier 1 and common equity tier 1 capital, risk-weighted assets and average assets, as used in this note, are as defined in the applicable regulations. Management believes, as of December 31, 2019 and 2018, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital (CET1) ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The Basel III Capital Rules establish a capital conservation buffer of 2.5%, which is added to the 4.5% CET1 to risk-weighted assets to increase the ratio to at least 7%. The Basel III Capital Rules also establish risk weighting that applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans. The Basel III Capital Rules became effective January 1, 2015 and the Basel III Capital Rules capital conservation buffer became fully phased-in as of January 1, 2019.

As fully phased in, the Basel III Capital Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

In August 2018, the Federal Reserve updated the Small Bank Holding Company Policy Statement (the Statement), in compliance with The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA). The Statement, among other things, exempts bank holding companies that fall below a certain asset threshold from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements. The interim final rule expands the exemption to bank holding companies with consolidated total assets of less than $3 billion. Prior to August 2018, the statement exempted bank holding companies with consolidated assets of less than $1 billion. As a result of the interim final rule, which was effective upon issuance, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements on a consolidated basis.  At December 31, 2019, the Company’s capital ratios exceed all minimum capital requirements that would apply to the Company if it were not a small bank holding company.

As of December 31, 2019, the most recent notification from the Comptroller categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018 are presented in the table below.

	2019 Regulatory Minimums	December 31, 2019	2018 Regulatory Minimums	December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.73%	4.500%	10.90%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.73%	6.000%	10.90%
Tier 1 Leverage to Average Assets	4.000%	9.73%	4.000%	9.34%
Total Capital to Risk-Weighted Assets	8.000%	12.86%	8.000%	12.06%
Capital Conservation Buffer	2.500%	4.86%	1.875%	4.06%
Risk-Weighted Assets (in thousands)		$863,905		$884,444

The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank and Trust can distribute as dividends to the Company in 2020, without approval of the Comptroller, $8.6 million plus an additional amount equal to the Bank's and Trust’s retained net profits for 2020 up to the date of any dividend declaration.

Index
NOTE 19, Segment Reporting

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

Information about reportable segments, and reconciliation of such information to the Consolidated Financial Statements as of and for the years ended December 31 follows:

	Year Ended December 31, 2019
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$40,121	$120	$8,446	$(8,446)	$40,241
Income from fiduciary activities	-	3,850	-	-	3,850
Other income	9,260	1,028	200	(261)	10,227
Total operating income	49,381	4,998	8,646	(8,707)	54,318

Expenses
Interest expense	6,310	-	112	-	6,422
Provision for loan losses	318	-	-	-	318
Salaries and employee benefits	20,405	3,142	477	-	24,024
Other expenses	13,508	1,015	352	(261)	14,614
Total operating expenses	40,541	4,157	941	(261)	45,378

Income before taxes	8,840	841	7,705	(8,446)	8,940

Income tax expense (benefit)	1,054	181	(155)	-	1,080

Net income	$7,786	$660	$7,860	$(8,446)	$7,860

Capital expenditures	$1,756	$26	$-	$-	$1,782

Total assets	$1,048,158	$6,695	$111,764	$(112,129)	$1,054,488

Index
	Year Ended December 31, 2018
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$38,122	$95	$6,116	$(6,114)	$38,219
Income from fiduciary activities	-	3,726	-	-	3,726
Other income	8,589	1,026	230	(262)	9,583
Total operating income	46,711	4,847	6,346	(6,376)	51,528

Expenses
Interest expense	4,870	-	99	-	4,969
Provision for loan losses	2,861	-	-	-	2,861
Salaries and employee benefits	19,150	2,977	453	-	22,580
Other expenses	14,078	1,086	1,018	(262)	15,920
Total operating expenses	40,959	4,063	1,570	(262)	46,330

Income before taxes	5,752	784	4,776	(6,114)	5,198

Income tax expense (benefit)	256	166	(143)	-	279

Net income	$5,496	$618	$4,919	$(6,114)	$4,919

Capital expenditures	$478	$-	$-	$-	$478

Total assets	$1,032,676	$6,226	$104,592	$(105,311)	$1,038,183

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

The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenues.

NOTE 20, Condensed Financial Statements of Parent Company

Financial information pertaining to Old Point Financial Corporation (parent company only) is as follows:

Balance Sheets	December 31,
(dollars in thousands)	2019	2018
Assets
Cash and cash equivalents	$1,399	$1,352
Securities available-for-sale	-	-
Investment in common stock of subsidiaries	110,057	103,035
Other assets	308	205
Total assets	$111,764	$104,592

Liabilities and Stockholders' Equity
Other borrowings	$1,950	$2,550
Other liability	58	36
Common stock	25,901	25,853
Additional paid-in capital	20,959	20,698
Retained earnings	62,975	57,611
Accumulated other comprehensive loss	(79)	(2,156)
Total liabilities and stockholders' equity	$111,764	$104,592

Index
Statements of Income	Years Ended December 31,
(dollars in thousands)	2019	2018
Income:
Dividends from subsidiary	$3,500	$2,500
Interest on investments	-	-
Other income	200	233
Total income	3,700	2,733

Expenses:
Salary and benefits	477	453
Legal expenses	101	143
Service fees	200	166
Merger expenses	-	655
Other operating expenses	163	153
Total expenses	941	1,570
Income before income taxes and equity in undistributed net income of subsidiaries	2,759	1,163
Income tax benefit	(155)	(143)
	2,914	1,306
Equity in undistributed net income of subsidiaries	4,946	3,613
Net income	$7,860	$4,919

Statements of Cash Flows	Years Ended December 31,
(dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$7,860	$4,919
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,946)	(3,613)
Gain on sale of securities, net	-	(30)
Stock compensation expense	12	11
Increase in other assets	110	(13)
Increase in other liabilities	22	18
Net cash provided by operating activities	3,058	1,292

Cash flows from investing activities:
Proceeds from sale of investment securities	-	227
Cash paid in acquisition	-	(3,164)
Cash acquired in acquisition		2,304
Cash distributed to subsidiary	-	(2,304)
Net cash used in investing activities	-	(2,937)

Cash flows from financing activities:
Proceeds from sale of stock	85	87
Proceeds from borrowings	-	3,000
Repayment of borrowings	(600)	(450)
Cash dividends paid on common stock	(2,496)	(2,262)
Net cash (used in) provided by financing activities	(3,011)	375

Net increase (decrease) in cash and cash equivalents	47	(1,270)

Cash and cash equivalents at beginning of year	1,352	2,622
Cash and cash equivalents at end of year	$1,399	$1,352

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule l 3a- l 5(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not, as of December 31, 2019, maintain effective disclosure controls and procedures due to a material weakness in the Company's internal control over financial reporting as described below.

Notwithstanding management's conclusion regarding the effectiveness of the Company's disclosure controls and procedures and the material weakness discussed below, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company's financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

b)	Report of Management's Assessment of lnternal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule l 3a- l 5(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of specific controls or internal control over financial reporting overall to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Index
As of December 31, 2019, a control deficiency existed related to the controls surrounding the Company’s primary correspondent bank account reconciliation that did not allow for the timely identification of stale-dated and other reconciling items that began with the Company’s conversion to an outsourced core provider platform on December 9, 2019, resulting in a material weakness.

Completion of the primary correspondent bank account reconciliation covering the period has not revealed any material adverse adjustment to the Consolidated Statements of Income or the value of growth in earning assets and customer deposit balances and, as such, did not result in any material misstatements in our consolidated financial statements.

This control deficiency; however, creates reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. Management has concluded that the control deficiency represents a material weakens in internal control over financial reporting. Therefore, the Company’s internal control over financial reporting was not effective as of December 31, 2019.

Yount, Hyde & Barbour, P.C., our independent registered public accounting firm, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included herein.

(c) Remediation Plan

As a result of our conversion to an outsourced core provider platform, certain transactions were processed inconsistently with the manner in which they were previously processed.  This change created reconciliation issues in our correspondent bank account.  Management has determined the root cause and is working with the outsourced vendor to convert processing of these transactions to a consistent and efficient manner.  In addition, Management has engaged an independent third party to assist with tracing outstanding reconciling items and with subsequent reconciliations in order to develop a streamlined process.  Remediation is expected to be completed as of June 30, 2020.

(d) Changes in Internal Control over Financial Reporting

Other than the remediation discussed above, there have not been any changes to the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders (the 2020 Proxy Statement) to be held on May 26, 2020.

Item 10.	Directors, Executive Officers and Corporate Governance

The information with respect to the directors of the Company is set forth under the caption “Election of Directors” in the 2020 Proxy Statement and is incorporated herein by reference.

The information regarding the Section 16(a) reporting requirements of the directors and executive officers is set forth under the caption “Delinquent Section 16(a) Reports” in the 2020 Proxy Statement and is incorporated herein by reference.

The information concerning the executive officers of the Company required by this item is included in Part I of this report on Form 10-K under the caption “Information about Our Executive Officers.”

The information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Board Committees and Attendance” in the 2020 Proxy Statement and is incorporated herein by reference.

The Company has a Code of Ethics which details principles and responsibilities governing ethical conduct for all Company directors, officers, employees and principal stockholders.

Index
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

The information set forth under the captions “Compensation and Benefits Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2020 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2020 Proxy Statement is incorporated herein by reference.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Interest of Management in Certain Transactions” in the 2020 Proxy Statement is incorporated herein by reference.

The information regarding director independence set forth under the caption “Board Committees and Attendance” in the 2020 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the captions “Principal Accountant Fees” and “Audit Committee Pre-Approval Policy” in the 2020 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Consolidated Financial Statements

The following Consolidated Financial Statements and reports are included in Part II, Item 8, of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)
Consolidated Balance Sheets – December 31, 2019 and 2018
Consolidated Statements of Income – Years Ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2019 and 2018
Consolidated Statements of Changes in Stockholders' Equity – Years Ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows – Years Ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements

(a)(2)	Consolidated Financial Statement Schedules

All schedules are omitted since they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

Index
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

3.1	Articles of Incorporation of Old Point Financial Corporation, as amended June 22, 2000 (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 12, 2009)

3.1.1	Articles of Amendment to Articles of Incorporation of Old Point Financial Corporation, effective May 26, 2016 (incorporated by reference to Exhibit 3.1.1 to Form 8-K filed May 31, 2016)

3.2	Bylaws of Old Point Financial Corporation, as amended and restated August 9, 2016 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed August 10, 2016)

4.0	Description of the Company’s Common Stock

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

Index
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

10.30	Change of Control Severance Agreement, dated as of October 30, 2019, by and between The Old Point National Bank of Phoebus and Elizabeth T. Beale

10.31	Change of Control Severance Agreement, dated as of October 30, 2019, by and between The Old Point National Bank of Phoebus and Thomas Hotchkiss

10.32	Change of Control Severance Agreement, dated as of December 31, 2019, by and between The Old Point National Bank of Phoebus and Susan R. Ralston

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed March 30, 2005)

23	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Old Point Financial Corporation’s annual report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*Denotes management contract.

Index
Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.,
Chairman, President & Chief Executive Officer

Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert F. Shuford, Jr.	Chairman, President & Chief Executive Officer and Director
Robert F. Shuford, Jr.	Principal Executive Officer

Date: March 16, 2020

/s/Elizabeth T. Beale	Chief Financial Officer & Senior Vice President/Finance
Elizabeth T. Beale	Principal Financial & Accounting Officer

Date: March 16, 2020

/s/Stephen C. Adams	Director
Stephen C. Adams

Date: March 16, 2020

/s/James Reade Chisman	Director
James Reade Chisman

Date: March 16, 2020

/s/Russell S. Evans, Jr.	Director
Russell S. Evans, Jr.

Date: March 16, 2020

/s/Michael A. Glasser	Director
Michael A. Glasser

Date: March 16, 2020

/s/Dr. Arthur D. Greene	Director
Dr. Arthur D. Greene

Date: March 16, 2020

Index
/s/John Cabot Ishon	Director
John Cabot Ishon

Date: March 16, 2020

/s/William F. Keefe	Director
William F. Keefe

Date: March 16, 2020

/s/Tom B. Langley	Director
Tom B. Langley

Date: March 16, 2020

/s/Robert F. Shuford, Sr.
Robert F. Shuford, Sr.
Director
Date: March 16, 2020

/s/Ellen Clark Thacker
Ellen Clark Thacker
Director
Date: March 16, 2020

/s/Joseph R. Witt
Joseph R. Witt
Director
Date: March 16, 2020