Form 10-Q
period 2020-03-31
OLD POINT FINANCIAL CORP
filed 2020-05-11
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

5,219,507 shares of common stock ($5.00 par value) outstanding as of May 5, 2020

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index
GLOSSARY OF DEFINED TERMS

2019 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CARES	Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
ESPP	Employee Stock Purchase Plan
EVE	Economic Value of Equity
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
U.S. GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
OAEM	Other Assets Especially Mentioned
OCC	Office of the Comptroller of the Currency
OPM	Old Point Mortgage
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
SEC	Securities and Exchange Commission
SBA	Small Business Association
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(dollars in thousands, except share data)	March 31, 2020	December 31, 2019
	(unaudited)
Assets

Cash and due from banks	$26,896	$37,280
Interest-bearing due from banks	51,228	48,610
Federal funds sold	6	3,975
Cash and cash equivalents	78,130	89,865
Securities available-for-sale, at fair value	152,608	145,715
Restricted securities, at cost	3,152	2,926
Loans held for sale	2,309	590
Loans, net	750,550	738,205
Premises and equipment, net	35,136	35,312
Premises and equipment, held for sale	907	907
Bank-owned life insurance	27,777	27,547
Other real estate owned, net	236	-
Goodwill	1,650	1,650
Core deposit intangible, net	352	363
Other assets	12,470	11,408
Total assets	$1,065,277	$1,054,488

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$258,104	$262,558
Savings deposits	428,836	399,020
Time deposits	215,596	227,918
Total deposits	902,536	889,496
Overnight repurchase agreements	4,817	11,452
Federal Home Loan Bank advances	42,000	37,000
Other borrowings	1,800	1,950
Accrued expenses and other liabilities	4,080	4,834
Total liabilities	955,233	944,732

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,200,606 and 5,200,038 shares outstanding (includes 12,385 and 19,933 of nonvested restricted stock, respectively)	25,941	25,901
Additional paid-in capital	21,026	20,959
Retained earnings	63,601	62,975
Accumulated other comprehensive loss, net	(524)	(79)
Total stockholders’ equity	110,044	109,756
Total liabilities and stockholders’ equity	$1,065,277	$1,054,488

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31,
(unaudited, dollars in thousands, except per share data)	2020	2019
Interest and Dividend Income:
Loans, including fees	$8,827	$8,862
Due from banks	151	57
Federal funds sold	12	7
Securities:
Taxable	864	620
Tax-exempt	86	266
Dividends and interest on all other securities	46	64
Total interest and dividend income	9,986	9,876

Interest Expense:
Checking and savings deposits	340	251
Time deposits	972	870
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	22	37
Federal Home Loan Bank advances	234	359
Total interest expense	1,568	1,517
Net interest income	8,418	8,359
Provision for loan losses	300	226
Net interest income after provision for loan losses	8,118	8,133

Noninterest Income:
Fiduciary and asset management fees	1,017	959
Service charges on deposit accounts	895	1,053
Other service charges, commissions and fees	943	925
Bank-owned life insurance income	231	192
Mortgage banking income	157	216
Gain on sale of available-for-sale securities, net	-	26
Other operating income	35	45
Total noninterest income	3,278	3,416

Noninterest Expense:
Salaries and employee benefits	5,994	5,699
Occupancy and equipment	1,266	1,393
Data processing	819	363
Customer development	114	162
Professional services	475	514
Employee professional development	220	186
Other taxes	150	150
ATM and other losses	98	62
(Gain) loss on other real estate owned	-	(2)
Other operating expenses	894	764
Total noninterest expense	10,030	9,291
Income before income taxes	1,366	2,258
Income tax expense	116	231
Net income	$1,250	$2,027

Basic Earnings per Share:
Weighted average shares outstanding	5,200,250	5,184,586
Net income per share of common stock	$0.24	$0.39

Diluted Earnings per Share:
Weighted average shares outstanding	5,200,989	5,184,599
Net income per share of common stock	$0.24	$0.39

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(unaudited, dollars in thousands)	2020	2019

Net income	$1,250	$2,027
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	(445)	1,561
Reclassification for gain included in net income	-	(21)
Other comprehensive income (loss), net of tax	(445)	1,540
Comprehensive income	$805	$3,567

See Notes to Consolidated Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED MARCH 31, 2020

Balance at December 31, 2019	5,180,105	$25,901	$20,959	$62,975	$(79)	$109,756
Net income	-	-	-	1,250	-	1,250
Other comprehensive loss, net of tax	-	-	-	-	(445)	(445)
Employee Stock Purchase Plan share issuance	858	4	17	-	-	21
Restricted stock vested	7,258	36	(36)	-	-	-
Stock-based compensation expense	-	-	86	-	-	86
Cash dividends ($0.12 per share)	-	-	-	(624)	-	(624)

Balance at end of period	5,188,221	$25,941	$21,026	$63,601	$(524)	$110,044

THREE MONTHS ENDED MARCH 31, 2019

Balance at December 31, 2018	5,170,600	$25,853	$20,698	$57,611	$(2,156)	$102,006
Net income	-	-	-	2,027	-	2,027
Other comprehensive income, net of tax	-	-	-	-	1,540	1,540
Employee Stock Purchase Plan share issuance	862	4	15	-	-	19
Stock-based compensation expense	-	-	50	-	-	50
Cash dividends ($0.12 per share)	-	-	-	(623)	-	(623)

Balance at end of period	5,171,462	$25,857	$20,763	$59,015	$(616)	$105,019

See Notes to Consolidated Financial Statements.

Index
Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,250	$2,027
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	544	559
Amortization of right of use lease asset	88	-
Accretion related to acquisition, net	(20)	(81)
Provision for loan losses	300	226
Gain on sale of securities, net	-	(26)
Net amortization of securities	154	335
Increase in loans held for sale, net	(1,719)	(170)
Net (gain) on sale of other real estate owned	-	(2)
Income from bank owned life insurance	(231)	(192)
Stock compensation expense	86	50
Deferred tax benefit	215	589
Increase in other assets	(573)	(595)
Decrease in accrued expenses and other liabilities	(1,426)	(1,067)
Net cash (used in) provided by operating activities	(1,332)	1,653

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(13,570)	(19,141)
(Purchases of) proceeds from redemption restricted securities, net	(226)	162
Proceeds from maturities and calls of available-for-sale securities	2,500	2,150
Proceeds from sales of available-for-sale securities	-	6,476
Paydowns on available-for-sale securities	3,459	2,583
Net (increase) decrease in loans held for investment	(12,850)	10,926
Proceeds from sales of other real estate owned	-	85
Purchases of premises and equipment	(368)	(498)
Net cash (used in) provided by investing activities	(21,055)	2,743

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in noninterest-bearing deposits	(4,454)	(13,311)
Increase in savings deposits	29,816	4,274
(Decrease) increase in time deposits	(12,322)	2,109
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(6,785)	(1,282)
Increase in Federal Home Loan Bank advances	25,000	5,000
Repayment of Federal Home Loan Bank advances	(20,000)	(10,000)
Proceeds from ESPP issuance	21	19
Cash dividends paid on common stock	(624)	(623)
Net cash provided by (used in) financing activities	10,652	(13,814)

Net decrease in cash and cash equivalents	(11,735)	(9,418)
Cash and cash equivalents at beginning of period	89,865	42,217
Cash and cash equivalents at end of period	$78,130	$32,799

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,639	$1,486

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain (loss) on securities available-for-sale	$(563)	$1,949
Loans transferred to other real estate owned	$236	$-
Right of use lease asset and liability	$672	$751

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at March 31, 2020 and December 31, 2019, the statements of income, comprehensive income, changes in stockholders’ equity and the statements of cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of March 31, 2020, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company.  In March 2020, the World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed.  In response to the COVID-19 pandemic, the Virginia governor has taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.  The Bank has been deemed an essential business and our branches remain open for drive-thru services and appointments.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and is reasonably possible to have an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently not yet estimable and the Company believes that it will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

The Company’s business, financial condition and results of operations generally rely upon the ability of its borrowers to repay their loans, the value of collateral underlying secured loans, and the demand for loans and other products and services offered, which are highly dependent on the business environment in the Company’s primary markets. As of April 30, 2020, the Company had payment deferral requests on $125.9 million, or 16.6% of our total loan portfolio.  The standard deferral for both principal and interest for mortgage and commercial loans was 90 days and for consumer automobile loans was 60 days.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law, which established the Paycheck Protection Program (PPP), establishing $349 billion in funding for loans. Under the program, the Small Business Administration (SBA) will forgive loans made by approved lenders to eligible borrowers for payroll, rent, mortgage interest, and/or utilities. On April 16, 2020, the original funding under the PPP was depleted, and on April 24, 2020, further funding was signed into law, adding another $310 billion to the PPP. As of April 30, 2020, the Company facilitated the approval of $105.0 million in PPP loans for both customers and non-customers. The Company has participated and intends to continue to participate until the PPP funds are depleted.

Index
RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU No. 2016-13 as codified in Topic 326, including ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11, ASU No. 2020-02, and ASU No. 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company has formed a committee to oversee the adoption of the new standard, has engaged a third party to assist with implementation, has performed data fit gap and loss driver analyses, intends to run parallel models beginning with third quarter data, and is continuing to evaluate the impact that ASU No. 2016-13 will have on its consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU No. 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU No. 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  The Company is assessing ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first Annual Report on Form 10-K filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with Section 404(b) of the Sarbanes Oxley Act of 2002 concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second fiscal quarter.  The rule change expands the definition of “non-accelerated filer” to include entities with public float between $75 million and $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of non-accelerated filer and will no longer be considered an accelerated filer, as of its Annual Report on Form 10-K for the fiscal year ending December 31, 2020.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its Annual Report on Form 10-K.  Non-accelerated filers also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers.  As the Bank has total assets exceeding $1.0 billion, it remains subject to the Federal Deposit Insurance Corporation act of 1991, or FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

Index
ACCOUNTING STANDARDS ADOPTED IN 2020

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU No. 2017-04 was effective for the Company on January 1, 2020 and did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU No. 2018-13 was effective for the Company on January 1, 2020 and did not have a material impact on its consolidated financial statements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID-19 pandemic, which was revised in April 2020. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASU No. 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grands a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.  Refer to Note 3 for further discussion.

Index
Note 2. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,938	$187	$-	$7,125
Obligations of U.S. Government agencies	35,645	18	(1,963)	33,700
Obligations of state and policitcal subdivisions	27,914	679	(357)	28,236
Mortgage-backed securities	74,284	1,433	(828)	74,889
Money market investments	3,948	-	-	3,948
Corporate bonds and other securities	4,542	168	-	4,710
	$153,271	$2,485	$(3,148)	$152,608

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,925	$78	$-	$7,003
Obligations of U.S. Government agencies	33,998	9	(403)	33,604
Obligations of state and policitcal subdivisions	24,525	442	(225)	24,742
Mortbage-backed securities	72,000	460	(552)	71,908
Money market investments	3,825	-	-	3,825
Corporate bonds and other securities	4,542	94	(3)	4,633
	$145,815	$1,083	$(1,183)	$145,715

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

The Company has not recorded impairment charges through income on securities for the three months ended March 31, 2020 or 2019.

The following table summarizes net realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Securities Available-for-sale
Realized gains on sales of securities	$-	$36
Realized losses on sales of securities	-	(10)
Net realized gain	$-	$26

Index
The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	March 31, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$1,903	$26,400	$60	$4,890	$1,963	$31,290
Obligations of state and policitcal subdivisions	357	9,601	-	-	357	9,601
Mortgage-backed securities	622	26,806	206	6,319	828	33,125
Corporate bonds and other securities	-	100	-	-	-	100
Total securities available-for-sale	$2,882	$62,907	$266	$11,209	$3,148	$74,116

	December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	349	29,744	54	2,562	403	32,306
Obligations of state and policitcal subdivisions	225	10,112	-	-	225	10,112
Mortgage-backed securities	405	44,661	147	14,078	552	58,739
Corporate bonds and other securities	-	-	3	197	3	197
Total securities available-for-sale	$979	$84,517	$204	$16,837	$1,183	$101,354

The number of investments at an unrealized loss position as of March 31, 2020 and December 31, 2019 were 38 and 47, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at March 31, 2020 and December 31, 2019, as shown in the tables above. The unrealized losses were caused by changes in market interest rates and not a result of credit deterioration. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2020 or December 31, 2019.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	March 31, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$118,026	$118,561
Commercial - owner occupied	138,414	141,743
Commercial - non-owner occupied	152,859	135,798
Multifamily	24,953	25,865
Construction	40,489	40,716
Second mortgages	13,898	13,941
Equity lines of credit	52,750	52,286
Total mortgage loans on real estate	541,389	528,910
Commercial and industrial loans	69,397	75,383
Consumer automobile loans	92,241	97,294
Other consumer loans	42,702	39,713
Other	14,490	6,565
Total loans, net of deferred fees	760,219	747,865
Less: Allowance for loan losses	9,669	9,660
Loans, net of allowance and deferred fees (1)	$750,550	$738,205
(1) Net deferred loan fees totaled $511 thousand and $557 thousand at March 31, 2020 and December 31, 2019, respectively.

Index
Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $8.4 million and $449 thousand at March 31, 2020 and December 31, 2019, respectively. The increase at March 31, 2020 was due to one deposit account totaling $8.0 million which entered overdrawn status on March 31, 2020 and returned to a positive balance position on April 1, 2020.

Acquired Loans

The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Outstanding principal balance	$15,692	$16,850
Carrying amount	15,434	16,561

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned, as of March 31, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Outstanding principal balance	$223	$227
Carrying amount	86	85

The following table presents changes in the accretable yield on purchased credit-impaired loans, for which the Company applies FASB ASC 310-30, at March 31, 2020:

(dollars in thousands)	March 31, 2020	March 31, 2019
Balance at January 1	$72	$12
Accretion	(10)	(1)
Balance at end of period	62	11

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

•	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

Index
The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of March 31, 2020
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$116,167	$-	$1,859	$-	$118,026
Commercial - owner occupied	132,161	1,534	4,719	-	138,414
Commercial - non-owner occupied	150,824	723	1,312	-	152,859
Multifamily	24,953	-	-	-	24,953
Construction	40,489	-	-	-	40,489
Second mortgages	13,794	-	104	-	13,898
Equity lines of credit	52,750	-	-	-	52,750
Total mortgage loans on real estate	$531,138	$2,257	$7,994	$-	$541,389
Commercial and industrial loans	69,088	56	253	-	69,397
Consumer automobile loans	91,859	-	382	-	92,241
Other consumer loans	42,702	-	-	-	42,702
Other	14,490	-	-	-	14,490
Total	$749,277	$2,313	$8,629	$-	$760,219

Credit Quality Information As of December 31, 2019
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$116,380	$-	$2,181	$-	$118,561
Commercial - owner occupied	134,570	1,618	5,555	-	141,743
Commercial - non-owner occupied	132,851	1,622	1,325	-	135,798
Multifamily	25,865	-	-	-	25,865
Construction	40,716	-	-	-	40,716
Second mortgages	13,837	-	104	-	13,941
Equity lines of credit	52,286	-	-	-	52,286
Total mortgage loans on real estate	$516,505	$3,240	$9,165	$-	$528,910
Commercial and industrial loans	74,963	66	354	-	75,383
Consumer automobile loans	96,907	-	387	-	97,294
Other consumer loans	39,713	-	-	-	39,713
Other	6,565	-	-	-	6,565
Total	$734,653	$3,306	$9,906	$-	$747,865

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

Age Analysis of Past Due Loans as of March 31, 2020
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$1,056	$-	$-	$-	$1,165	$115,805	$118,026
Commercial - owner occupied	293	-	-	86	2,638	135,397	138,414
Commercial - non-owner occupied	410	-	-	-	1,311	151,138	152,859
Multifamily	-	-	-	-	-	24,953	24,953
Construction	99	-	-	-	-	40,390	40,489
Second mortgages	394	73	13	-	104	13,314	13,898
Equity lines of credit	56	100	40	-	-	52,554	52,750
Total mortgage loans on real estate	$2,308	$173	$53	$86	$5,218	$533,551	$541,389
Commercial and industrial loans	928	408	9	-	253	67,799	69,397
Consumer automobile loans	1,172	233	265	-	-	90,571	92,241
Other consumer loans	1,377	342	923	-	-	40,060	42,702
Other	149	3	5	-	-	14,333	14,490
Total	$5,934	$1,159	$1,255	$86	$5,471	$746,314	$760,219
(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the past due totals include student and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.8 million at March 31, 2020.  The increase in 30-59 days past due loans was primarily related to credits that were 30 days past due as of period end of which the majority subsequently become current.

Age Analysis of Past Due Loans as of December 31, 2019
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$891	$-	$-	$-	$1,459	$116,211	$118,561
Commercial - owner occupied	-	319	-	85	2,795	138,544	141,743
Commercial - non-owner occupied	-	-	-	-	1,422	134,376	135,798
Multifamily	-	-	-	-	-	25,865	25,865
Construction	100	-	-	-	-	40,616	40,716
Second mortgages	49	-	-	-	104	13,788	13,941
Equity lines of credit	25	-	-	-	-	52,261	52,286
Total mortgage loans on real estate	$1,065	$319	$-	$85	$5,780	$521,661	$528,910
Commercial and industrial loans	211	-	-	-	257	74,915	75,383
Consumer automobile loans	1,115	299	203	-	-	95,677	97,294
Other consumer loans	1,032	891	888	-	-	36,902	39,713
Other	81	9	-	-	-	6,475	6,565
Total	$3,504	$1,518	$1,091	$85	$6,037	$735,630	$747,865
(1) For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the other consumer loans category includes student and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.8 million at December 31, 2019.

Although the portions of the student and small business loan portfolios that are 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student loans in an amount ranging from 97% to 98% of the total principal and interest of the loans as of March 31, 2020, management does not expect significant increases in delinquencies of these loans to have a material effect on the Company.

Index
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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

(dollars in thousands)	March 31, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$1,165	$1,459
Commercial - owner occupied	2,638	2,795
Commercial - non-owner occupied	1,311	1,422
Second mortgages	104	104
Total mortgage loans on real estate	$5,218	$5,780
Commercial and industrial loans	253	257
Total	$5,471	$6,037

No purchased credit-impaired loans were on nonaccrual status at March 31, 2020.

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Three Months Ended March 31,
(dollars in thousand)	2020	2019
Interest income that would have been recorded under original loan terms	$78	$64
Actual interest income recorded for the period	-	-
Reduction in interest income on nonaccrual loans	$78	$64

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

Index
There were no new TDRs in the three months ended March 31, 2020 or 2019.

At March 31, 2020 and 2019, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had no loans secured by residential 1 - 4 family real estate in the process of foreclosure at March 31, 2020.  At December 31, 2019, the Company had $272 thousand in loans secured by 1-4 family residential real estate in process of foreclosure.

In the three months ended March 31, 2020 and 2019, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

All TDRs are factored into the determination of the allowance for loan losses and included in the impaired loan analysis, as discussed below.

Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to the COVID-19 pandemic, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency by the President. All short term loan modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not considered TDRs. The Company has examined the payment accommodations granted to borrowers in response to COVID-19 and found that all borrowers were current prior to relief and were not experiencing financial difficulty prior to the COVID-19 pandemic.

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

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is in nonaccrual status, all payments are applied to principal under the cost-recovery method. For financial statement purposes, the recorded investment in the loan is the actual principal balance reduced by partial charge-offs and payments that would otherwise have been applied to interest. When reporting information on these loans to the applicable customers, the unpaid principal balance is reported as if these partial charge-offs did not occur and as if payments were applied to principal and interest under the original terms of the loan agreements. Therefore, the unpaid principal balance reported to the customer would be higher than the recorded investment in the loan for financial statement purposes.

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

Impaired Loans by Class
					For the three months ended
	As of March 31, 2020				March 31, 2020
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,482	$1,223	$88	$39	$1,325	$-
Commercial	6,984	4,283	1,679	301	6,038	-
Construction	88	-	86	12	87	1
Second mortgages	245	-	243	104	244	2
Total mortgage loans on real estate	8,799	5,506	2,096	456	7,694	3
Commercial and industrial loans	306	263	-	-	267	-
Other consumer loans	20	19	-	-	20	-
Total	$9,125	$5,788	$2,096	$456	$7,981	$3

Index
Impaired Loans by Class
					For the Year Ended
	As of December 31, 2019				December 31, 2019
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,542	$1,519	$89	$39	$1,416	$11
Commercial	9,333	4,538	1,611	317	6,822	123
Construction	89	-	88	14	88	4
Second mortgages	247	-	245	111	246	6
Total mortgage loans on real estate	11,211	6,057	2,033	481	8,572	144
Commercial and industrial loans	362	354	-	-	273	4
Other consumer loans	22	-	-	-	21	1
Total	$11,595	$6,411	$2,033	$481	$8,866	$149

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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At March 31, 2020 and December 31, 2019 management used eight twelve-quarter migration periods.

Management also provides an allocated component of the allowance for loans that are specifically identified as impaired, and are individually analyzed for impairment. An allocated allowance is established when the present value of expected future cash flows from the impaired loan (or the collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan.

Index
Based on credit risk assessments and management’s analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

Given the timing of the outbreak in the United States of the COVID-19 pandemic, management does not believe that the Company’s first quarter performance was significantly impacted.  The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during the latter portion of the first quarter of 2020 and into April.  With so much uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary market and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic will likely have a material impact on the Company’s second quarter performance.  The Company’s credit administration is closely monitoring and analyzing the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic which may include additional increases in the provision for loan losses.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.7 million adequate to cover probable loan losses inherent in the loan portfolio at March 31, 2020.

Index
The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the three months ended March 31, 2020
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,244	$258	$6,168	$1,694	$296	$-	$9,660
Charge-offs	-	-	(46)	(270)	(124)	-	(440)
Recoveries	2	-	9	125	13	-	149
Provision for loan losses	(244)	27	109	124	236	48	300
Ending Balance	$1,002	$285	$6,240	$1,673	$421	$48	$9,669

Individually evaluated for impairment	$-	$12	$444	$-	$-	$-	$456
Collectively evaluated for impairment	1,002	273	5,796	1,673	421	48	9,213
Purchased credit-impaired loans	-	-	-	-	-		-

Ending Balance	$1,002	$285	$6,240	$1,673	$421	$48	$9,669

Loans Balances:						0.50%
Individually evaluated for impairment	263	86	7,516	19	-	-	7,884
Collectively evaluated for impairment	69,048	40,403	493,384	134,924	14,490	-	752,249
Purchased credit-impaired loans	86	-	-	-	-		86
Ending Balance	$69,397	$40,489	$500,900	$134,943	$14,490	$-	$760,219
(1)	The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

For the Year ended December 31, 2019
(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$2,340	$156	$5,956	$1,354	$305	$-	$10,111
Charge-offs	-	-	(197)	(776)	(425)	-	(1,398)
Recoveries	10	-	200	351	68	-	629
Provision for loan losses	(1,106)	102	209	765	348	-	318
Ending Balance	$1,244	$258	$6,168	$1,694	$296	$-	$9,660

Individually evaluated for impairment	$-	$14	$467	$-	$-	$-	$481
Collectively evaluated for impairment	1,244	244	5,701	1,694	296	-	9,179
Purchased credit-impaired loans	-	-	-	-	-		-

Ending Balance	$1,244	$258	$6,168	$1,694	$296	$-	$9,660

Loans Balances:
Individually evaluated for impairment	354	88	8,002	-	-	-	8,444
Collectively evaluated for impairment	74,944	40,628	480,192	137,007	6,565	-	739,336
Purchased credit-impaired loans	85	-	-	-	-		85
Ending Balance	$75,383	$40,716	$488,194	$137,007	$6,565	$-	$747,865
(1)	The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

Note 4. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the optional transition method provided by ASU No. 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases.  As stated in the Company’s 2019 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $751 thousand at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the consolidated balance sheets.

Index
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

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2020
Lease liabilities	$1,023
Right-of-use assets	$1,016
Weighted average remaining lease term	4.7 years
Weighted average discount rate	2.60%

	Three Months Ended March 31,
Lease cost (in thousands)	2020	2019
Operating lease cost	$88	$85
Total lease cost	$88	$85

Cash paid for amounts included in the measurement of lease liabilities	$84	$84

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of March 31, 2020
Nine months ending December 31, 2020	$268
Twelve months ending December 31, 2021	220
Twelve months ending December 31, 2022	202
Twelve months ending December 31, 2023	117
Thereafter	328
Total undiscounted cash flows	$1,135
Discount	(112)
Lease liabilities	$1,023

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both March 31, 2020 and December 31, 2019. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.9 million and $3.0 million at March 31, 2020 and 2019, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2019 are $413 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $32 thousand at March 31, 2020 and $50 thousand at December 31, 2019, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

	Three Months Ended March 31		Affected Line Item on
	2020	2019	Consolidated Income Statement
Tax credits and other benefits
Amortization of operating losses	$45	$80	ATM and other losses
Tax benefit of operating losses*	9	17	Income tax expense (benefit)
Tax credits	103	124	Income tax expense (benefit)
Total tax benefits	$112	$141

* Computed using a 21% tax rate.

Index
Note 6. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At March 31, 2020 and December 31, 2019, the remaining credit available from these lines totaled $55.0 million. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $272.4 million and $276.3 as of March 31, 2020 and December 31, 2019, respectively.

SHORT-TERM BORROWINGS

The following table presents total short-term borrowings as of the dates indicated:

(dollar in thousands)	March 31, 2020	December 31, 2019
Overnight repurchase agreements	$4,817	$11,452
Federal Home Loan Bank advances	-	-
Total short-term borrowings	$4,817	$11,452

Maximum month-end outstanding balance	$7,090	$38,138
Average outstanding balance during the period	$6,427	$27,382
Average interest rate (year-to-date)	0.00%	0.71%
Average interest rate at end of period	0.09%	0.10%

LONG-TERM BORROWINGS

The Company had long-term FHLB advances totaling $42.0 million outstanding at March 31, 2020 and $37.0 million outstanding at December 31, 2019. Scheduled maturity dates of the advances at March 31, 2020 range from August 29, 2020 to March 5, 2025, and the interest rates range from 0.88% to 2.89%.

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At March 31, 2020 the outstanding balance was $1.8 million as compared to $2.0 million at December 31, 2019, and the then-current interest rate was 4.02%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at March 31, 2020.

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

Index
The following financial instruments whose contract amounts represent credit risk were outstanding at March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit:
Home equity lines of credit	$62,904	$62,267
Commercial real estate, construction and development loans committed but not funded	17,619	15,637
Other lines of credit (principally commercial)	48,435	62,321
Total	$128,958	$140,225

Letters of credit	$8,451	$7,724

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of March 31, 2020 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the three months ended March 31, 2020 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2020	19,933	$22.70
Issued	-	-
Vested	(7,258)	22.17
Forfeited	(290)	21.68
Nonvested, March 31, 2020	12,385	$23.03

The weighted average period over which nonvested awards are expected to be recognized is 1.34 years.

There was no restricted stock granted during the three months ended March 31, 2020.  The fair value of restricted stock granted during the three months ended March 31, 2019 was $361 thousand.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $134 thousand as of March 31, 2020.

Stock-based compensation expense was $86 thousand and $50 thousand for the three months ended March 31, 2020 and 2019,  respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2019 and for the first three months of 2020.

858 shares were purchased under the ESPP during the three months ended March 31, 2020. At March 31, 2020, the Company had 237,412 remaining shares reserved for issuance under the ESPP.

Index
Note 9. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended March 31,		Affected Line Item on
(dollars in thousands)	2020	2019	Consolidated Statement of Income
Available-for-sale securities
Realized gains on sales of securities	$-	$26	Gain on sale of available-for-sale securities, net
Tax effect	-	5	Income tax expense
	$-	$21

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Loss

Three Months Ended March 31, 2020
Balance at beginning of period	$(79)	$(79)
Net other comprehensive loss	(445)	(445)
Balance at end of period	$(524)	$(524)

Three Months Ended March 31, 2019
Balance at beginning of period	$(2,156)	$(2,156)
Net other comprehensive income	1,540	1,540
Balance at end of period	$(616)	$(616)

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended March 31, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(563)	$(118)	$(445)

Total change in accumulated other comprehensive income, net	$(563)	$(118)	$(445)

	Three Months Ended March 31, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,976	$415	$1,561
Reclassification adjustment for gains recognized in income	(26)	(5)	(21)

Total change in accumulated other comprehensive loss, net	$1,950	$410	$1,540

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the employee stock purchase plan.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months ended March 31, 2020 and 2019:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2020
Net income, basic	$1,250	5,200	$0.24
Potentially dilutive common shares - employee stock purchase program	-	1	-
Diluted	$1,250	5,201	$0.24

Three Months Ended March 31, 2019
Net income, basic	$2,027	5,187	$0.39
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,027	5,187	$0.39

Index
The Company had no antidilutive shares outstanding in the three months ended March 31, 2020 and 2019, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Note 10. Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” topics of FASB ASU 2010-06, FASB ASU 2011-04, and FASB ASU No. 2016-01, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at March 31, 2020 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,125	$-	$7,125	$-
Obligations of U.S. Government agencies	33,700	-	33,700	-
Obligations of state and political subdivisions	28,236	-	28,236	-
Mortgage-backed securities	74,889	-	74,889	-
Money market investments	3,948	-	3,948	-
Corporate bonds and other securities	4,710	-	4,710	-
Total available-for-sale securities	$152,608	$-	$152,608	$-

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,003	$-	$7,003	$-
Obligations of U.S. Government agencies	33,604	-	33,604	-
Obligations of state and political subdivisions	24,742	-	24,742	-
Mortgage-backed securities	71,908	-	71,908	-
Money market investments	3,825	-	3,825	-
Corporate bonds and other securities	4,633	-	4,633	-
Total available-for-sale securities	$145,715	$-	$145,715	$-

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

		Carrying Value at March 31, 2020
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$83	$-	$-	$83
Commercial	1,247	-	-	1,247
Construction	74	-	-	74
Total mortgage loans on real estate	$1,404	$-	$-	$1,404
Commercial loans	-	-	-	-
Total	$1,404	$-	$-	$1,404

Loans
Loans held for sale	$2,309	$-	$2,309	$-

Other real estate owned
Residential 1-4 family	$236	$-	$-	$236
Total	$236	$-	$-	$236

Index
		Carrying Value at December 31, 2019
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$74	$-	$-	$74
Commercial	1,294	-	-	1,294
Construction	74	-	-	74
Total mortgage loans on real estate	1,442	-	-	1,442
Commercial loans	-	-	-	-
Total	$1,442	$-	$-	$1,442

Loans
Loans held for sale	$590	$-	$590	$-

The following tables display quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$83	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,247	Market comparables	Selling costs	6.00%
			Liquidation discount	35.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Other real estate owned
Residential 1-4 family	$236	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,294	Market comparables	Selling costs	6.00%
			Liquidation discount	35.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at March 31, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$78,130	$78,130	$-	$-
Securities available-for-sale	152,608	-	152,608	-
Restricted securities	3,152	-	3,152	-
Loans held for sale	2,309	-	2,309	-
Loans, net of allowances for loan losses	750,550	-	-	739,303
Bank owned life insurance	27,777	-	27,777	-
Accrued interest receivable	2,756	-	2,756	-

Liabilities
Deposits	$902,536	$-	$905,120	$-
Overnight repurchase agreements	4,817	-	4,817	-
Federal Home Loan Bank advances	42,000	-	41,353	-
Other borrowings	1,800	-	1,800	-
Accrued interest payable	549	-	549	-

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$89,865	$89,865	$-	$-
Securities available-for-sale	145,715	-	145,715	-
Restricted securities	2,926	-	2,926	-
Loans held for sale	590	-	590	-
Loans, net of allowances for loan losses	738,205	-	-	734,932
Bank owned life insurance	27,547	-	27,547	-
Accrued interest receivable	2,762	-	2,762	-

Liabilities
Deposits	$889,496	$-	$893,584	$-
Overnight repurchase agreements	11,452	-	11,452	-
Federal Home Loan Bank advances	37,000	-	36,747	-
Other borrowings	1,950	-	1,950	-
Accrued interest payable	620	-	620	-

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

Index
Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2020 and 2019 follows:

	Three Months Ended March 31, 2020
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,963	$23	$1,439	$(1,439)	$9,986
Income from fiduciary activities	-	1,017	-	-	1,017
Other income	1,990	286	50	(65)	2,261
Total operating income	11,953	1,326	1,489	(1,504)	13,264

Expenses
Interest expense	1,548	-	20	-	1,568
Provision for loan losses	300	-	-	-	300
Salaries and employee benefits	4,988	814	192	-	5,994
Other expenses	3,682	342	77	(65)	4,036
Total operating expenses	10,518	1,156	289	(65)	11,898

Income before taxes	1,435	170	1,200	(1,439)	1,366

Income tax expense (benefit)	129	37	(50)	-	116

Net income	$1,306	$133	$1,250	$(1,439)	$1,250

Capital expenditures	$368	$-	$-	$-	$368

Total assets	$1,058,955	$6,774	$111,861	$(112,313)	$1,065,277

	Three Months Ended March 31, 2019
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,847	$29	$725	$(725)	$9,876
Income from fiduciary activities	-	959	-	-	959
Other income	2,188	284	50	(65)	2,457
Total operating income	12,035	1,272	775	(790)	13,292

Expenses
Interest expense	1,486	-	31	-	1,517
Provision for loan losses	226	-	-	-	226
Salaries and employee benefits	4,818	767	114	-	5,699
Other expenses	3,348	249	60	(65)	3,592
Total operating expenses	9,878	1,016	205	(65)	11,034

Income before taxes	2,157	256	570	(725)	2,258

Income tax expense (benefit)	209	55	(33)	-	231

Net income	$1,948	$201	$603	$(725)	$2,027

Capital expenditures	$498	$-	$-	$-	$498

Total assets	$1,021,007	$6,310	$107,427	$(107,864)	$1,026,880

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2019 Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2019 Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2019. Highlighted in the discussion are material changes from prior reporting periods and certain identifiable trends affecting the Company. Results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Caution About Forward-Looking Statements
In addition to historical information, certain statements in this report which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may identify forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements are based on the beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying estimates, assumptions or beliefs will prove to be accurate. Actual results could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this report may include, without limitation: statements regarding future financial performance and profitability; the acquisition of Citizens and the performance of the purchased loan portfolio; performance of the investment and loan portfolios, including performance of the purchased student loan portfolio and expected trends in the quality of the loan portfolio; the ability of the Company to manage the impact of the COVID-19 pandemic; the effects of diversifying the loan portfolio; strategic business and growth initiatives; management’s efforts to reposition the balance sheet; deposit growth; levels and sources of liquidity; the securities portfolio; use of proceeds from the sale of securities; future levels of charge-offs or net recoveries; the impact of changes in NPAs on future earnings; write-downs and expected sales of other real estate owned; income taxes; monetary policy actions of the Federal Open Market Committee; and changes in interest rates.

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates and yields; general economic and business conditions, including unemployment levels and slowdowns in economic growth, especially related to further and sustained economic impacts of the COVID-19 pandemic; the effects of the COVID-19 pandemic on, among other things, the Company’s business, financial condtion, results of operations, liquidity, and credit quality and potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in the administration of programs related to the COVID-19 pandemic (including, among other things, the CARES Act); demand for loan products; future levels of government defense spending particularly in the Company’s service area; uncertainty over future federal spending or budget priorities of the current administration, particularly in connection with the Department of Defense, on the Company’s service area; the performance of the Company’s dealer lending program; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board and any changes associated with the current administration; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management’s investment strategy and strategy to manage the net interest margin; the U.S. government’s guarantee of repayment of student or small business loans purchased by the Company; the level of net charge-offs on loans; deposit flows; competition; demand for financial services in the Company’s market area; implementation of new technologies; the Company’s ability to develop and maintain secure and reliable electronic systems; any interruption or breach of security in the Company’s information systems or those of the Company’s third party vendors or other service providers; reliance on third parties for key services; the use of inaccurate assumptions in management’s modeling systems; technological risks and developments and cyber-attacks, threats and events; the real estate market; accounting principles, policies and guidelines; and other factors detailed in the Company’s publicly filed documents, including the Company’s 2019 Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of date of the report.

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company’s 2019 Annual Report on Form 10-K, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. In addition, past results of operations are not necessarily indicative of future results. We undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made, except as otherwise required by law.

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

On March 11, 2020, the World Health Organization  declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of March 31, 2020. Due to orders issued by the Governor of Virginia and in an abundance of caution for the health of our customers and employees, the Company closed lobbies of all branches but remained fully operational through appointments. The Company is actively assisting both customers and non-customers in obtaining loans through the PPP administered by the SBA. Additionally, the Company is working with customers affected by COVID-19 through payment deferrals and is tracking all payment accommodations to customers to identify and quantify any impact they might have on the Company.  As of April 30, 2020, payment deferrals of principal and interest have been granted on $125.9 million, or 16.6% of the total loan portfolio.  Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses.  Management considered the COVID-19 pandemic a triggering event for an interim impairment evaluation of goodwill and determined no impairment should be recorded as of March 31, 2020.  The Company currently expects to be able to manage the economic risks and uncertainties associated with the COVID-19 pandemic with sufficient liquidity and capital levels. However, the ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations, liquidity position and resources, credit quality, and capital levels is currently not yet estimable and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

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

The critical accounting and reporting policies include the Company’s accounting for the allowance for loan losses. Accordingly, the Company’s significant accounting policies are discussed in Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q, and are discussed in further detail in the Company’s 2019 Annual Report on Form 10-K.

Executive Overview
For the three months ended March 31, 2020 net income was $1.3 million, or $0.24 per diluted share. This compares to net income of $2.0 million, or $0.39 per diluted share, for the first three months of 2019. This decrease was principally attributable to decreased noninterest income and increased noninterest expense

Highlights for the quarter are as follows:

•
Non-performing assets totaled $7.0 million as of March 31, 2020, down from $12.9 million at March 31, 2019. Non-performing assets as a percentage of total assets improved to 0.65% at March 31, 2020 which compared to 0.72% at December 31, 2019.

•	Net interest income remained essentially steady at $8.4 million for the first quarter of 2020 compared to the first and fourth quarters of 2019.

Index
•
The net interest margin (on a fully tax-equivalent basis) for the first quarter of 2020 compressed to 3.53% from 3.67% for the same period of 2019 but improved slightly from 3.51% for the fourth quarter of 2019.

•	Net loans grew $12.3 million, or 6.7% annualized, from December 31, 2019 to March 31, 2020.

•	Deposits grew $13.0 million to $902.5 million at March 31, 2020 from December 31, 2019.

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

For the first quarter of 2020, net interest income was $8.4 million, an increase of $59 thousand or 0.7% from the first quarter of 2019. Net interest income, on a fully tax-equivalent basis, for the first quarters of 2020 and 2019 was $8.5 million and $8.4 million, respectively.  The impact of higher average earning asset balances  was offset by lower yields on earning assets due to the falling rate environment as the Federal Reserve dropped the federal funds target rate by 75 basis points from July, 2019 to October, 2019. During March, 2020, the Federal Reserve further reduced the federal funds target rate 150 basis points to range of 0.00% to 0.25% in response to the COVID-19 pandemic.

Average earning assets increased year-over-year $30.2 million, or 3.2%.  The average tax-equivalent yield on earning assets for the first quarter of 2020 decreased by 14 basis points compared to the same period of 2019. The average rate on interest-bearing liabilities for the quarter ended March 31, 2020 was 0.92%, up from 0.90% for the same period of 2019. Higher deposit and repurchase agreement borrowing rates were responsible for this increase.

Index
The following tables show analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the quarter ended March 31,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$754,710	$8,839	4.71%	$771,143	$8,876	4.67%
Investment securities:
Taxable	142,853	863	2.43%	103,264	620	2.43%
Tax-exempt*	11,223	110	3.93%	43,648	337	3.13%
Total investment securities	154,076	973	2.54%	146,912	957	2.64%
Interest-bearing due from banks	47,931	151	1.27%	9,933	57	2.31%
Federal funds sold	3,367	12	1.45%	1,124	7	2.38%
Other investments	2,991	46	6.15%	3,783	64	6.91%
Total earning assets	963,075	$10,021	4.19%	932,895	$9,961	4.33%
Allowance for loan losses	(9,636)			(10,462)
Other non-earning assets	103,101			102,043
Total assets	$1,056,540			$1,024,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$49,222	$3	0.02%	$28,145	$3	0.04%
Money market deposit accounts	280,955	317	0.45%	251,086	227	0.37%
Savings accounts	86,607	20	0.09%	87,949	22	0.10%
Time deposits	223,126	972	1.75%	230,091	870	1.53%
Total time and savings deposits	639,910	1,312	0.82%	597,271	1,122	0.76%
Federal funds purchased, repurchase agreements and other borrowings	8,595	22	1.03%	25,220	37	0.60%
Federal Home Loan Bank advances	38,484	234	2.45%	58,222	359	2.50%
Total interest-bearing liabilities	686,989	1,568	0.92%	680,713	1,518	0.90%
Demand deposits	253,429			235,381
Other liabilities	4,093			4,896
Stockholders’ equity	112,029			103,486
Total liabilities and stockholders’ equity	$1,056,540			$1,024,476
Net interest margin		$8,453	3.53%		$8,443	3.67%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $35 thousand and $84 thousand, respectively.
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

For the three months ended March 31, 2020, the Company recorded $300 thousand for the provision for loan losses compared to $226 thousand for the comparative 2019 period.  The allowance for loan and lease losses was $9.7 million at March 31, 2020 and December 31, 2019. The ALLL as a percentage of loans held for investment was 1.27% at March 31, 2020 compared to 1.29% at December 31, 2019. Historical annualized net charge offs as a percentage of average loans outstanding increased 2 basis points to 0.15% for the first quarter of 2020 compared 0.13% in the first quarter of 2019. Overall improving asset quality combined with continued improvement in non-performing assets resulted in a 7 basis point reduction in the historical loss rate as a percentage of loans evaluated collectively for impairment overall. The overall qualitative factor components for loans evaluated collectively for impairment  increased 6 basis points during the first quarter of 2020 based primarily on adjustments for economic condtions.  The Company continues to have higher levels of reserve in relation to peer. As the economic impact of the COVID-19 pandemic and the related federal relief efforts materialize, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

Index
Noninterest Income
Noninterest income was $3.3 million in the three months ended March 31, 2020, an decrease of $138 thousand or 4.0% from the first quarter of 2019. The decrease for the first quarter of 2020 was primarily driven by decreased service charges on deposit accounts and mortgage banking income, partially offset by higher fiduciary and asset management fees and bank owned life insurance.

Service charges on deposit accounts declined $158 thousand, or 15.0%, when comparing the first quarters of 2020 and 2019. The year over year decrease is primarily attributable to personal checking service charges and nonsufficient fund and overdraft charges. Mortgage banking income decreased $59 thousand, or 27.3%, when comparing the first quarters of 2020 and 2019, primarily due to a first quarter 2020 vendor conversion. Net gains on sales of securities in the first quarter of 2019 were $26 thousand and there were no gains or losses on sales of securities in the first quarter of 2020.

Noninterest Expense
Noninterest expense increased $739 thousand or 8.0% when comparing the first quarters of 2020 and 2019. Year-over-year first quarter increases were primarily related to salaries and employee benefits, data processing, and other operating expenses, partially offset by decreases in occupancy and equipment.

Total salaries and benefits costs increased $295 thousand, or 5.2%, when comparing the first quarters of 2020 and 2019. The year over year increase was primarily impacted by the addition of quality staff in lending, credit management, and executive management in the later part of 2019. Occupancy and equipment expenses decreased $127 thousand, or 9.1%, in the first quarter of 2020 relative to the first quarter of 2019.  Bank-wide technology and efficiency initiatives were the drivers of the year-over-year increase in data processing. These included outsourcing of the Bank’s core application, upgrades to critical infrastructure software related to imaging, digital platform migration to a new vendor, and final stages of implementing a new loan origination system. Additionally, occupancy and equipment costs associated with operating an in-house core environment during the first quarter of 2019 have migrated to data processing costs in the first quarter of 2020 as the operational structure was outsourced.  Other operating expense increased $130 thousand, or 17.0%, over the first quarter of 2019 and was primarily related to directors fees and a single loss event of $85 thousand in the first quarer of 2020.

The Company’s income tax expense for the first quarter 2020 decreased $115 thousand when compared to the same period in 2019. The Company’s effective tax rate remains low due to its investments in tax-exempt securities and bank-owned life insurance and its receipt of federal income tax credits for its investment in certain housing projects. The effective federal income tax rates for the three months ended March 31, 2020 and 2019 were 8.5% and 10.2%, respectively.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2019 and March 31, 2020.

Total assets as of March 31, 2020 and December 31, 2019 were $1.1 billion. Net loans held for investment increased $12.3 million, or 1.7%, from December 31, 2019 to $750.6 million. Net loan growth in real estate secured portfolio segments were partially offset by pay-downs in the indirect automobile and commercial and industrial segments. Cash and cash equivalents decreased $11.7 million, or 13.1%, and securities available-for-sale increased $6.9 million, or 4.7%.

Total deposits increased $13.0 million, or 1.5%, to $902.5 million at March 31, 2020. Noninterest-bearing deposits decreased $4.5 million, or 1.7%, savings deposits increased $29.8 million, or 7.5%, and time deposits decreased $12.3 million, or 5.4%. The Company focused on repricing strategies for expanding lower cost deposits and shortening time deposit maturities.  Total borrowings decreased $1.6 million, or 3.4% due primarily to a reduction of overnight repurchase agreements offset by an increase in FHLB borrowings.

Average assets for the first three months of 2020 increased $32.1 million, or 3.1%, compared to the first three months of 2019. Comparing the first three months of 2020 to the first three months of 2019, average loans decreased $16.4 million, and average investment securities increased $7.2 million. Total average deposits increased $60.7 million with year-over-year average balance increases of 7.7% in non-interest bearing deposits and 13.5% in savings deposits, including interest-bearing transaction and money market accounts.  Average borrowings decreased $36.7 million.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of March 31, 2020, the Bank’s unpledged, available-for-sale securities totaled $91.0 million. The Company’s primary external source of liquidity is advances from the FHLB.

Index
A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB. As of the end of the first quarter of 2020, the Company had $272.5 million in additional FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the first quarter of 2020, the Company had $55.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company’s consolidated statements of cash flows, net cash used in operating activities was $1.3 million, net cash used in investing activities was $21.1 million, and net cash provided by financing activities was $10.7 million for the three months ended March 31, 2020. Combined, this contributed to an $11.7 million decrease in cash and cash equivalents for the three months ended March 31, 2020.

Management is not aware of any market or institutional trends, events or uncertainties, other than potential impacts from COVID-19, that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. OREO consists of real estate from a foreclosure on loan collateral. The Company had no OREO as of December 31, 2019.

The majority of the loans past due 90 days or more and accruing interest at March 31, 2020 are  student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to the allowance for loan losses to cover the anticipated deficiency, based on information available to management at that time.

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

Index
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
(dollars in thousands)	March 31, 2020	December 31, 2019	Increase (Decrease)
Nonaccrual loans
Commercial and industrial	$253	$257	$(4)
Real estate-mortgage (1)	5,218	5,780	(562)
Total nonaccrual loans	$5,471	$6,037	$(566)

Loans past due 90 days or more and accruing interest
Commercial and industrial	$9	$-	$9
Real estate-mortgage (1)	53	-	53
Consumer loans (2)	1,188	1,091	97
Other	5	-	5
Total loans past due 90 days or more and accruing interest	$1,255	$1,091	$164

Restructured loans
Commercial and industrial	$253	$257	$(4)
Real estate-construction	86	88	(2)
Real estate-mortgage (1)	6,613	6,754	(141)
Total restructured loans	$6,952	$7,099	$(147)
Less nonaccrual restructured loans (included above)	4,568	4,693	(125)
Less restructured loans currently in compliance (3)	2,384	2,406	(22)
Net nonperforming, accruing restructured loans	$-	$-	$-
Nonperforming loans	$6,726	$7,128	$(402)

Other real estate owned
1-4 family residential properties	$236	-	236
Total other real estate owned	$236	$-	$236

Total nonperforming assets	$6,962	$7,128	$(166)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $923 thousand at March 31, 2020 and $885 thousand at December 31, 2019.
(3) As of  March 31, 2020 and December 31, 2019, all of the Company’s restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of March 31, 2020 were $7.0 million, $166 thousand lower than nonperforming assets as of December 31, 2019. Nonaccrual loans decreased $566 thousand when comparing the balances as of March 31, 2020 to December 31, 2019.  See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at March 31, 2020 was related to a few large credit relationships. Of the $5.5 million of nonaccrual loans at March 31, 2020, $4.1 million, or approximately 75.3%, was comprised of three credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Index
Loans past due 90 days or more and accruing interest increased $164 thousand. As of March 31, 2020, $923 thousand of the $1.3 million of loans past due 90 days or more and accruing interest were government-guaranteed student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these loans in an amount ranging from 97% to 98% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans to have a material effect on the Company.

Total restructured loans decreased by $147 thousand from December 31, 2019 to March 31, 2020 primarily due to paydowns and pay-offs. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of March 31, 2020 and December 31, 2019, the impaired loan component of the allowance for loan losses was $456 thousand and $481 thousand, respectively.

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

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (OAEM, rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of Doubtful or Loss, but as of March 31, 2020 and December 31, 2019 the Company had no loans in these categories.

The overall historical loss rate from December 31, 2019 to March 31, 2020, improved 7 basis points as a percentage of loans evaluated collectively for impairment.  For the same period,  the qualitative factor components increased 6 basis points as a percentage of loans evaluated collectively for impairment overall.  This increase was primarily due to adjustments for economic conditions and uncertainty related to the COVID-19 pandemic.

On a combined basis, the historical loss and qualitative factor components amounted to $9.2 million as of March 31, 2020 and December 31, 2019.  The allowance for loan losses at March 31, 2020 included $48 thousand, or 0.5%, of unallocated reserve, which is within Company policy.  Management felt the unallocated reserve was prudent as of March 31, 2020 in light of current economic uncertainty related to the COVID-19 pandemic.  Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment created by COVID-19 or limited positive impact from federal government relief programs present indications of economic instability that is other than temporary in nature.

The allowance for loan losses was 1.27% of total loans on March 31, 2020 and 1.29% on December 31, 2019. As of March 31, 2020, the allowance for loan losses was 143.8% of nonperforming loans and 138.9% of nonperforming assets; this compares to 127.9% of both nonperforming loans and nonperforming assets as of December 31, 2019. Management believes it has provided an adequate reserve for nonperforming loans at March 31, 2020.

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

Quarterly, management will evaluate purchased credit-impaired loans based on updated future expected cash flows. The excess of the cash flows expected to be collected over a pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows; these changes are disclosed in Note 3 “Loans and Allowance for Loan Losses.”

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

Capital Resources
Total stockholders’ equity as of March 31, 2020 was $110.0 million, an increase of $288 thousand or 0.3% from $110.0 million at December 31, 2019. The increase was the result of increased retained earnings offset by an increase in net unrealized loss on available-for-sale securities, a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The change in the unrealized gain/loss position was driven by changes in market rates.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA), enacted in May 2018, contains a variety of provisions that will affect regulations applicable to the Company and the Bank. Certain provisions of the EGRRCPA were effective immediately, while others depend upon future rulemaking by federal banking regulatory agencies. The EGRRCPA required action by the Federal Reserve Board to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the Federal Reserve Board issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. At March 31, 2020, the Company’s capital ratios exceed all minimum capital requirements that would apply to the Company if it were not a small bank holding company.

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the EGRRCPA. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report.  The Company did not opt into the CBLR framework.

The following is a summary of the Bank’s capital ratios at March 31, 2020. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2020 Regulatory Minimums	March 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.67%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.67%
Tier 1 Leverage to Average Assets	4.000%	9.73%
Total Capital to Risk-Weighted Assets	8.000%	12.79%
Capital Conservation Buffer	2.500%	4.79%
Risk-Weighted Assets (in thousands)		$871,624

Book value per share was $21.21 at March 31, 2020 as compared to $20.31 at March 31, 2019. Cash dividends were $624 thousand or $0.12 per share in the first three months of 2020 and $623 thousand or $0.12 per share in the first three months of 2019.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

The Company obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At March 31, 2020 the outstanding balance was $1.8 million, and the then-current interest rate was 4.02%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at March 31, 2020.

Index
As of March 31, 2020, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2019 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of March 31, 2020, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2019 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective disclosure controls and procedures as of March 31, 2020 due to a material weakness in internal controls over financial reporting that was identified and reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The material weakness was related to controls surrounding the Company’s primary correspondent bank account reconciliation that did not allow for the timely idenfication of stale-dated and other reconciling items that began with the Company’s conversion to an outsourced core provider platform on December 9, 2019.  This material weakness did not result in any material misstatements and adjustments to the Consolidated Statemenst of Income fo the three months ended March 31, 2020 or for the twelve months ended December 31, 2019. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting. As a result of our conversion to an outsourced core provider platform, certain transactions were processed inconsistently with the manner in which they were previously processed.  This change created reconciliation issues in our correspondent bank account.  Management has determined the root cause and is working with the outsourced vendor to convert processing of these transactions to a consistent and efficient manner.  In addition, Management has engaged an independent third party to assist with tracing outstanding reconciling items and with subsequent reconciliations in order to develop a streamlined process.  Remediation is expected to be completed as of June 30, 2020.

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Other than the remediation discussed above, no changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management assessed the impact of the remote work practices related to the COVID-19 pandemic and determined they did not materially affect the Company’s internal control environment at March 31, 2020. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Index
Item 1A.	Risk Factors.

The Company is providing these additional risk factors to supplement the risk factors disclosed in the Company’s 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has adversely affected (and may mateirally adversly affect) our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations and will continue to have a significant impact on our business, finacial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the State of Virginia has taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the region in which we operate.

The ultimate effects of the COVID-19 pandemic on the broader economy and the markets we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of the COVID-19 pandemic on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

●	employees contracting COVID-19;
●	reductions in our operating effectiveness as our employees work from home; cybersecurity risks increasing as a result of an increased number of employees working from home;
●	a work stoppage, forced stay-at-home and shelter-in-place orders, or other interruption of our business;
●	unavailability of key personnel necessary to conduct our business activities;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	sustained closures of our branch lobbies or the offices of our customers;
●	declines in demand for loans and other banking services and products;
●	reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic;
●	unprecedented volatility in United States financial markets;
●	volatile performance of our investment securities portfolio;
●	decline in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, leading to a need to increase our allowance for credit losses;
●	declines in value of collateral for loans, including real estate collateral; the potential unavailability of services from third party vendors;
●	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
●
declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. Additionally, mitigating the pandemic’s effects have included and may include further market volatility, including lower interest rates, disrupted trade and supply chains, increased unemployment and reduced economic activity, inlcuding an economic recession, The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Index
We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

As a participating lender in the SBA Paycheck Protection Program (PPP), the Company and the Bank are subject to additional risks regarding the Bank’s processing of PPP loans and risks that the SBA may not fund some or all PPP loan guaranties.

The Bank is a participating lender in the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that contacted the Bank regarding obtaining PPP loans with respect to the processes and procedures we used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our reputation, business, financial condition and results of operations.

The Company may have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Company, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the three months ended March 31, 2020, the Company did not repurchase any shares related to the exercise of awards.

During the three months ended March 31, 2020, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The Company has made no changes to the process by which security holders may recommend nominees to its board of directors, which is discussed in the Company’s Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for March 31, 2020), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

May 11, 2020	/s/ Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	/s/ Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President
(Principal Financial & Accounting Officer)