Form 10-Q
period 2020-06-30
OLD POINT FINANCIAL CORP
filed 2020-08-10
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

5,221,243 shares of common stock ($5.00 par value) outstanding as of August 5, 2020

OLD POINT FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index
GLOSSARY OF DEFINED TERMS

2019 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CARES	Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
U.S. GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	Securities and Exchange Commission
SBA	Small Business Administration
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

ii

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(dollars in thousands, except share data)	June 30, 2020	December 31, 2019
	(unaudited)
Assets

Cash and due from banks	$40,902	$37,280
Interest-bearing due from banks	88,711	48,610
Federal funds sold	6	3,975
Cash and cash equivalents	129,619	89,865
Securities available-for-sale, at fair value	160,301	145,715
Restricted securities, at cost	3,152	2,926
Loans held for sale	3,494	590
Loans, net	846,912	738,205
Premises and equipment, net	34,425	35,312
Premises and equipment, held for sale	-	907
Bank-owned life insurance	27,970	27,547
Other real estate owned, net	254	-
Goodwill	1,650	1,650
Core deposit intangible, net	341	363
Other assets	13,127	11,408
Total assets	$1,221,245	$1,054,488

Liabilities & Stockholders' Equity

Deposits:
Noninterest-bearing deposits	$343,723	$262,558
Savings deposits	459,379	399,020
Time deposits	208,818	227,918
Total deposits	1,011,920	889,496
Overnight repurchase agreements	7,972	11,452
Federal Home Loan Bank advances	42,000	37,000
Federal Reserve Bank borrowings	37,340	-
Other borrowings	1,650	1,950
Accrued expenses and other liabilities	4,494	4,834
Total liabilities	1,105,376	944,732

Stockholders' equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,221,244 and 5,200,038 shares outstanding (includes 30,027 and 19,933 of nonvested restricted stock, respectively)	25,956	25,901
Additional paid-in capital	21,093	20,959
Retained earnings	65,468	62,975
Accumulated other comprehensive income (loss), net	3,352	(79)
Total stockholders' equity	115,869	109,756
Total liabilities and stockholders' equity	$1,221,245	$1,054,488

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in thousands, except per share data)	2020	2019	2020	2019
Interest and Dividend Income:
Loans, including fees	$8,924	$9,075	$17,751	$17,937
Due from banks	32	111	183	168
Federal funds sold	-	6	12	13
Securities:
Taxable	712	648	1,576	1,268
Tax-exempt	137	234	223	500
Dividends and interest on all other securities	43	59	89	123
Total interest and dividend income	9,848	10,133	19,834	20,009

Interest Expense:
Checking and savings deposits	298	275	638	526
Time deposits	883	947	1,855	1,817
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	15	36	37	73
Federal Home Loan Bank advances	179	344	413	703
Total interest expense	1,375	1,602	2,943	3,119
Net interest income	8,473	8,531	16,891	16,890
Provision for loan losses	300	787	600	1,013
Net interest income after provision for loan losses	8,173	7,744	16,291	15,877

Noninterest Income:
Fiduciary and asset management fees	909	929	1,926	1,888
Service charges on deposit accounts	615	1,028	1,510	2,081
Other service charges, commissions and fees	980	1,026	1,923	1,951
Bank-owned life insurance income	192	198	423	390
Mortgage banking income	223	302	380	518
Gain on sale of available-for-sale securities, net	184	-	184	26
Gain on sale of fixed assets	818	-	818	-
Other operating income	37	90	72	135
Total noninterest income	3,958	3,573	7,236	6,989

Noninterest Expense:
Salaries and employee benefits	5,464	5,927	11,458	11,626
Occupancy and equipment	1,188	1,405	2,454	2,798
Data processing	804	420	1,623	783
Customer development	71	151	185	313
Professional services	590	560	1,065	1,074
Employee professional development	93	230	313	416
Other taxes	158	149	308	299
ATM and other losses	60	53	158	115
(Gain) on other real estate owned	-	-	-	(2)
Other operating expenses	776	613	1,670	1,377
Total noninterest expense	9,204	9,508	19,234	18,799
Income before income taxes	2,927	1,809	4,293	4,067
Income tax expense	433	183	549	414
Net income	$2,494	$1,626	$3,744	$3,653

Basic Earnings per Share:
Weighted average shares outstanding	5,220,137	5,202,166	5,210,139	5,194,529
Net income per share of common stock	$0.48	$0.31	$0.72	$0.70

Diluted Earnings per Share:
Weighted average shares outstanding	5,220,262	5,202,196	5,210,573	5,194,594
Net income per share of common stock	$0.48	$0.31	$0.72	$0.70

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, dollars in thousands)	2020	2019	2020	2019

Net income	$2,494	$1,626	$3,744	$3,653
Other comprehensive income, net of tax
Net unrealized gain on available-for-sale securities	4,021	1,295	3,576	2,856
Reclassification for gain included in net income	(145)	-	(145)	(21)
Other comprehensive income, net of tax	3,876	1,295	3,431	2,835
Comprehensive income	$6,370	$2,921	$7,175	$6,488

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED JUNE 30, 2020

Balance at March 31, 2020	5,188,221	$25,941	$21,026	$63,601	$(524)	$110,044
Net income	-	-	-	2,494	-	2,494
Other comprehensive income, net of tax	-	-	-	-	3,876	3,876
Employee Stock Purchase Plan share issuance	1,735	9	16	-	-	25
Restricted stock vested	1,261	6	(6)	-	-	-
Stock-based compensation expense	-	-	57	-	-	57
Cash dividends ($0.12 per share)	-	-	-	(627)	-	(627)

Balance at end of period	5,191,217	$25,956	$21,093	$65,468	$3,352	$115,869

THREE MONTHS ENDED JUNE 30, 2019

Balance at March 31, 2019	5,171,462	$25,857	$20,763	$59,015	$(616)	$105,019
Net income	-	-	-	1,626	-	1,626
Other comprehensive income, net of tax	-	-	-	-	1,295	1,295
Employee Stock Purchase Plan share issuance	1,038	6	15	-	-	21
Restricted stock vested	5,839	29	(29)	-	-	-
Stock-based compensation expense	-	-	89	-	-	89
Cash dividends ($0.12 per share)	-	-	-	(625)	-	(625)

Balance at end of period	5,178,339	$25,892	$20,838	$60,016	$679	$107,425

(dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
SIX MONTHS ENDED JUNE 30, 2020

Balance at December 31, 2019	5,180,105	$25,901	$20,959	$62,975	$(79)	$109,756
Net income	-	-	-	3,744	-	3,744
Other comprehensive income, net of tax	-	-	-	-	3,431	3,431
Employee Stock Purchase Plan share issuance	2,593	13	33	-	-	46
Restricted stock vested	8,519	42	(42)	-	-	-
Stock-based compensation expense	-	-	143	-	-	143
Cash dividends ($0.24 per share)	-	-	-	(1,251)	-	(1,251)

Balance at end of period	5,191,217	$25,956	$21,093	$65,468	$3,352	$115,869

SIX MONTHS ENDED JUNE 30, 2019

Balance at December 31, 2018	5,170,600	$25,853	$20,698	$57,611	$(2,156)	$102,006
Net income	-	-	-	3,653	-	3,653
Other comprehensive income, net of tax	-	-	-	-	2,835	2,835
Employee Stock Purchase Plan share issuance	1,900	10	30	-	-	40
Restricted stock vested	5,839	29	(29)	-	-	-
Stock-based compensation expense	-	-	139	-	-	139
Cash dividends ($0.24 per share)	-	-	-	(1,248)	-	(1,248)

Balance at end of period	5,178,339	$25,892	$20,838	$60,016	$679	$107,425

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,744	$3,653
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,070	1,124
Amortization of right of use lease asset	179	160
Accretion related to acquisition, net	(40)	(132)
Provision for loan losses	600	1,013
Gain on sale of securities, net	(184)	(26)
Net amortization of securities	300	669
Increase in loans held for sale, net	(2,904)	(275)
Net gain on disposal of premises and equipment	(818)	-
Net gain on sale of other real estate owned	-	(2)
Income from bank owned life insurance	(423)	(390)
Stock compensation expense	143	139
Deferred tax benefit	(1,030)	589
Decrease (increase) in other assets	(201)	(869)
Decrease in accrued expenses and other liabilities	(1,012)	(774)
Net cash (used in) provided by operating activities	(576)	4,879

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(30,891)	(20,788)
(Purchases of) proceeds from redemption restricted securities, net	(226)	374
Proceeds from maturities and calls of available-for-sale securities	5,316	14,625
Proceeds from sales of available-for-sale securities	9,385	6,476
Paydowns on available-for-sale securities	5,831	5,427
Net (increase) decrease in loans held for investment	(109,499)	12,541
Proceeds from sales of other real estate owned	-	85
Purchases of premises and equipment	(662)	(679)
Proceeds from sale of premises and equipment	1,297	-
Net cash (used in) provided by investing activities	(119,449)	18,061

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	81,165	(3,383)
Increase in savings deposits	60,359	1,562
(Decrease) increase in time deposits	(19,100)	6,538
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(3,780)	(8,064)
Increase in Federal Home Loan Bank advances	25,000	10,000
Repayment of Federal Home Loan Bank advances	(20,000)	(20,000)
Increase in Federal Reserve Bank borrowings	37,515	-
Repayment of Federal Reserve Bank borrowings	(175)	-
Proceeds from ESPP issuance	46	40
Cash dividends paid on common stock	(1,251)	(1,248)
Net cash provided by (used in) financing activities	159,779	(14,555)

Net increase in cash and cash equivalents	39,754	8,385
Cash and cash equivalents at beginning of period	89,865	42,217
Cash and cash equivalents at end of period	$129,619	$50,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,059	$3,062

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$4,343	$3,589
Loans transferred to other real estate owned	$254	$-
Right of use lease asset and liability	$789	$751

See Notes to Consolidated Financial Statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at June 30, 2020 and December 31, 2019, the statements of income, comprehensive income, and changes in stockholders' equity for the three and six months ended June 30, 2020 and 2019, and the statements of cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2019 Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to current period presentation, none of which were material in nature.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Old Point National Bank of Phoebus (the Bank) and Old Point Trust & Financial Services N.A. (Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of June 30, 2020, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and impaired their ability to fulfill their financial obligations to the Company.  In March 2020, the World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed.  In response to the COVID-19 pandemic, the Virginia Governor took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.  The Bank was deemed an essential business and our branches remain open for drive-thru services and appointments.

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

The Company’s business, financial condition and results of operations generally rely upon the ability of its borrowers to repay their loans, the value of collateral underlying secured loans, and the demand for loans and other products and services offered, which are highly dependent on the business environment in the Company’s primary markets. As of June 30, 2020, the Company had loan modifications on approximately $128.9 million, or 15.0% of our total loan portfolio. These modifications consisted primarily of deferral for both principal and interest for  90 days on mortgage and commercial loans and 60 days on consumer automobile loans.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law, which established the Paycheck Protection Program (PPP), establishing $349 billion in funding for loans. Under the program, the Small Business Administration (SBA) will forgive loans made by approved lenders to eligible borrowers for payroll, rent, mortgage interest, and/or utilities. On April 16, 2020, the original funding under the PPP was depleted, and on April 24, 2020, further funding was signed into law, adding another $310 billion to the PPP. As of June 30, 2020, the Company had originated $102.5 million in PPP loans for both customers and non-customers. The Company has participated and intends to continue to participate until the PPP funds are depleted.

Index

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU No. 2016-13 as codified in Topic 326, including ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11, ASU No. 2020-02, and ASU No. 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company has formed a committee to oversee the adoption of the new standard, has engaged a third party to assist with implementation, has performed data fit gap and loss driver analyses, intends to run parallel models beginning in 2021, and is continuing to evaluate the impact that ASU No. 2016-13 will have on its consolidated financial statements.
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

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU No. 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU No. 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.  The Company has identified all loan and financial instruments that are directly or indirectly tied to LIBOR, has reviewed legal documents for appropriate transition language, and continues to assess ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

In March 2020 (revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (the agencies) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASU No. 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.  Refer to Note 3 for further discussion.

Index

Note 2. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,952	$142	$-	$7,094
Obligations of U.S. Government agencies	33,896	34	(858)	33,072
Obligations of state and policitcal subdivisions	34,914	1,724	(6)	36,632
Mortgage-backed securities	67,754	3,118	(44)	70,828
Money market investments	4,995	-	-	4,995
Corporate bonds and other securities	7,547	150	(17)	7,680
	$156,058	$5,168	$(925)	$160,301

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,925	$78	$-	$7,003
Obligations of U.S. Government agencies	33,998	9	(403)	33,604
Obligations of state and policitcal subdivisions	24,525	442	(225)	24,742
Mortbage-backed securities	72,000	460	(552)	71,908
Money market investments	3,825	-	-	3,825
Corporate bonds and other securities	4,542	94	(3)	4,633
	$145,815	$1,083	$(1,183)	$145,715

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

The Company has not recorded impairment charges through income on securities for the three or six months ended June 30, 2020 or 2019.

The following table summarizes net realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Securities Available-for-sale
Realized gains on sales of securities	$185	$-	$185	$36
Realized losses on sales of securities	(1)	-	(1)	(10)
Net realized gain	$184	$-	$184	$26

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

Index
	June 30, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$723	$20,948	$135	$8,909	$858	$29,857
Obligations of state and policitcal subdivisions	6	1,158	-	-	6	1,158
Mortgage-backed securities	25	9,840	19	3,046	44	12,886
Corporate bonds and other securities	17	4,188	-	-	17	4,188
Total securities available-for-sale	$771	$36,134	$154	$11,955	$925	$48,089

	December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$349	$29,744	$54	$2,562	$403	$32,306
Obligations of state and policitcal subdivisions	225	10,112	-	-	225	10,112
Mortgage-backed securities	405	44,661	147	14,078	552	58,739
Corporate bonds and other securities	-	-	3	197	3	197
Total securities available-for-sale	$979	$84,517	$204	$16,837	$1,183	$101,354

The number of investments at an unrealized loss position as of June 30, 2020 and December 31, 2019 were 26 and 47, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at June 30, 2020 and December 31, 2019, as shown in the tables above. The unrealized losses were caused by changes in market interest rates and not a result of credit deterioration. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2020 or December 31, 2019.

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

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	June 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$120,683	$118,561
Commercial - owner occupied	134,597	141,743
Commercial - non-owner occupied	167,780	135,798
Multifamily	22,975	25,865
Construction	40,390	40,716
Second mortgages	11,913	13,941
Equity lines of credit	51,720	52,286
Total mortgage loans on real estate	550,058	528,910
Commercial and industrial loans	177,049	75,383
Consumer automobile loans	86,329	97,294
Other consumer loans	37,123	39,713
Other	6,054	6,565
Total loans, net of deferred fees	856,613	747,865
Less: Allowance for loan losses	9,701	9,660
Loans, net of allowance and deferred fees (1)	$846,912	$738,205

(1)	Net deferred loan fees totaled $1.8 million and $557 thousand at June 30, 2020 and December 31, 2019, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $235 thousand and $449 thousand at June 30, 2020 and December 31, 2019, respectively.

Index
Acquired Loans

The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheets as of  June 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Outstanding principal balance	$12,399	$16,850
Carrying amount	12,302	16,561

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned, as of June 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Outstanding principal balance	$218	$227
Carrying amount	87	85

The following table presents changes in the accretable yield on purchased credit-impaired loans, for which the Company applies FASB ASC 310-30, at June 30, 2020 and 2019:

(dollars in thousands)	June 30, 2020	June 30, 2019
Balance at January 1	$72	$12
Accretion	(19)	(2)
Balance at end of period	53	10

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

•	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of June 30, 2020
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$119,281	$-	$1,402	$-	$120,683
Commercial - owner occupied	127,169	3,121	4,307	-	134,597
Commercial - non-owner occupied	167,011	769	-	-	167,780
Multifamily	22,975	-	-	-	22,975
Construction	39,392	998	-	-	40,390
Second mortgages	11,809	-	104	-	11,913
Equity lines of credit	51,720	-	-	-	51,720
Total mortgage loans on real estate	$539,357	$4,888	$5,813	$-	$550,058
Commercial and industrial loans	176,152	463	434	-	177,049
Consumer automobile loans	85,913	-	416	-	86,329
Other consumer loans	37,123	-	-	-	37,123
Other	6,054	-	-	-	6,054
Total	$844,599	$5,351	$6,663	$-	$856,613

Index
Credit Quality Information As of December 31, 2019
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$116,380	$-	$2,181	$-	$118,561
Commercial - owner occupied	134,570	1,618	5,555	-	141,743
Commercial - non-owner occupied	132,851	1,622	1,325	-	135,798
Multifamily	25,865	-	-	-	25,865
Construction	40,716	-	-	-	40,716
Second mortgages	13,837	-	104	-	13,941
Equity lines of credit	52,286	-	-	-	52,286
Total mortgage loans on real estate	$516,505	$3,240	$9,165	$-	$528,910
Commercial and industrial loans	74,963	66	354	-	75,383
Consumer automobile loans	96,907	-	387	-	97,294
Other consumer loans	39,713	-	-	-	39,713
Other	6,565	-	-	-	6,565
Total	$734,653	$3,306	$9,906	$-	$747,865

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

Age Analysis of Past Due Loans as of June 30, 2020
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$-	$137	$-	$-	$790	$119,756	$120,683
Commercial - owner occupied	399	-	-	87	3,783	130,328	134,597
Commercial - non-owner occupied	401	-	-	-	-	167,379	167,780
Multifamily	-	-	-	-	-	22,975	22,975
Construction	93	-	-	-	-	40,297	40,390
Second mortgages	-	-	-	-	104	11,809	11,913
Equity lines of credit	30	-	99	-	-	51,591	51,720
Total mortgage loans on real estate	$923	$137	$99	$87	$4,677	$544,135	$550,058
Commercial and industrial loans	87	16	456	-	434	176,056	177,049
Consumer automobile loans	679	161	221	-	-	85,268	86,329
Other consumer loans	504	159	879	-	-	35,581	37,123
Other	51	2	-	-	-	6,001	6,054
Total	$2,244	$475	$1,655	$87	$5,111	$847,041	$856,613

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the past due totals include student and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.7 million at June 30, 2020.  The increase in 90 or more days past due and still accruing was primarily related to one commercial credit which is fully guaranteed and in the process of collection.

Index
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

Although the portions of the student and small business loan portfolios that are 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student and small business loans in an amount ranging from 97% to 100% of the total principal and interest of the loans as of June 30, 2020, management does not expect significant increases in delinquencies of these loans to have a material effect on the Company.

Under the CARES Act, borrowers who were making payments as required and were not considered past due prior to becoming affected by COVID-19 and then received payment accommodations as a result of the effects of COVID-19 generally would not be reported as past due.  If the Company agreed to a payment deferral for a borrower under the CARES Act, this may result in no contractual payments being past due, and the loans are not considered past due during the period of the deferral.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

(dollars in thousands)	June 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$790	$1,459
Commercial - owner occupied	3,783	2,795
Commercial - non-owner occupied	-	1,422
Second mortgages	104	104
Total mortgage loans on real estate	$4,677	$5,780
Commercial and industrial loans	434	257
Total	$5,111	$6,037

No purchased credit-impaired loans were on nonaccrual status at June 30, 2020.

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Six Months Ended June 30,
(dollars in thousand)	2020	2019
Interest income that would have been recorded under original loan terms	$118	$132
Actual interest income recorded for the period	8	71
Reduction in interest income on nonaccrual loans	$110	$61

TROUBLED DEBT RESTRUCTURINGS

The Company’s loan portfolio includes certain loans that have been modified in a TDR, where economic concessions have been granted to borrowers who are experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reduction in the interest rate below current market rates for borrowers with similar risk profiles, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The Company defines a TDR as nonperforming if the TDR is in nonaccrual status or is 90 days or more past due and still accruing interest at the report date.

When the Company modifies a loan, management evaluates any possible impairment as stated in the impaired loan section below.

There were no new TDRs in the six months ended June 30, 2020. There were three TDRs in the six months ended June 30, 2019.

At June 30, 2020 and 2019, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had no loans secured by residential 1 - 4 family real estate in the process of foreclosure at June 30, 2020.  At December 31, 2019, the Company had $272 thousand in loans secured by 1-4 family residential real estate in process of foreclosure.

In the three and six months ended June 30, 2020 and 2019, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

All TDRs are factored into the determination of the allowance for loan losses and included in the impaired loan analysis, as discussed below.

Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to the COVID-19 pandemic, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency by the President. All short term loan modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not considered TDRs. The Company has examined the payment accommodations granted to borrowers in response to COVID-19 and found that all borrowers were current prior to relief and were not experiencing financial difficulty prior to the COVID-19 pandemic. As of June 30, 2020, the Company had modified 15.0%, or $128.9 million, of the loan portfolio, granting primarily 60- or 90- day principal and interest payment deferrals.  The Company recognizes interest income as earned and management expects that the deferred interest will be repaid by the borrower in a future period.

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

Impaired Loans by Class
					For the six months ended
	As of June 30, 2020				June 30, 2020
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,072	$847	$88	$38	$941	$4
Commercial	5,179	2,868	1,374	195	4,620	22
Construction	86	-	85	11	86	2
Second mortgages	243	-	241	135	242	3
Total mortgage loans on real estate	6,580	3,715	1,788	379	5,889	31
Commercial and industrial loans	517	306	138	59	458	4
Other consumer loans	19	17	-	-	18	-
Total	$7,116	$4,038	$1,926	$438	$6,365	$35

Impaired Loans by Class
					For the Year Ended
	As of December 31, 2019				December 31, 2019
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,542	$1,519	$89	$39	$1,416	$11
Commercial	9,333	4,538	1,611	317	6,822	123
Construction	89	-	88	14	88	4
Second mortgages	247	-	245	111	246	6
Total mortgage loans on real estate	11,211	6,057	2,033	481	8,572	144
Commercial and industrial loans	362	354	-	-	273	4
Other consumer loans	22	-	-	-	21	1
Total	$11,595	$6,411	$2,033	$481	$8,866	$149

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

Index
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

Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At June 30, 2020 and December 31, 2019 management used eight twelve-quarter migration periods.

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

Based on credit risk assessments and management’s analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions, including uncertainties associated with the COVID-19 pandemic, trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

Given the timing of the outbreak in the United States of the COVID-19 pandemic, management does not believe that the Company’s performance in relation to credit quality during the first six months of 2020 was significantly impacted.  The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during the latter portion of the first quarter of 2020 and into the second quarter.  With so much uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary market and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic will likely have a material impact on the Company’s performance for 2020.  The Company’s credit administration is closely monitoring and analyzing the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the Board of Directors. Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic which may include additional increases in the provision for loan losses.

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

Purchased credit-impaired loans reflect credit quality deterioration since origination, as it is probable at acquisition that the Company will not be able to collect all contractually required payments. These purchased credit-impaired loans are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. The purchased credit-impaired loans are segregated into pools based on loan type and credit risk. Loan type is determined based on collateral type, purpose, and lien position. Credit risk characteristics include risk rating groups, nonaccrual status, and past due status. For valuation purposes, these pools are further disaggregated by maturity, pricing characteristics, and re-payment structure. Purchased credit impaired loans are written down at acquisition to fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as nonaccrual even though they may be contractually past due because the Company expects to fully collect the new carrying values of such loans, which is the new cost basis arising from purchase accounting.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.7 million adequate to cover probable loan losses inherent in the loan portfolio at June 30, 2020.

The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
For the six months ended June 30, 2020

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for loan losses:
Balance, beginning	$1,244	$258	$6,168	$1,694	$296	$9,660
Charge-offs	(9)	-	(389)	(491)	(221)	(1,110)
Recoveries	7	-	339	160	45	551
Provision for loan losses	(311)	41	633	125	112	600
Ending Balance	$931	$299	$6,751	$1,488	$232	$9,701

Individually evaluated for impairment	$59	$11	$368	$-	$-	$438
Collectively evaluated for impairment	872	288	6,383	1,488	232	9,263
Purchased credit-impaired loans	-	-	-	-	-	-

Ending Balance	$931	$299	$6,751	$1,488	$232	$9,701

Loans Balances:
Individually evaluated for impairment	444	85	5,418	17	-	5,964
Collectively evaluated for impairment	176,518	40,305	504,250	123,435	6,054	850,562
Purchased credit-impaired loans	87	-	-	-	-	87
Ending Balance	$177,049	$40,390	$509,668	$123,452	$6,054	$856,613

(1)	The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

Index
For the Year ended December 31, 2019

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Total
Allowance for loan losses:
Balance, beginning	$2,340	$156	$5,956	$1,354	$305	$10,111
Charge-offs	-	-	(197)	(776)	(425)	(1,398)
Recoveries	10	-	200	351	68	629
Provision for loan losses	(1,106)	102	209	765	348	318
Ending Balance	$1,244	$258	$6,168	$1,694	$296	$9,660

Individually evaluated for impairment	$-	$14	$467	$-	$-	$481
Collectively evaluated for impairment	1,244	244	5,701	1,694	296	9,179
Purchased credit-impaired loans	-	-	-	-	-	-

Ending Balance	$1,244	$258	$6,168	$1,694	$296	$9,660

Loans Balances:
Individually evaluated for impairment	354	88	8,002	-	-	8,444
Collectively evaluated for impairment	74,944	40,628	480,192	137,007	6,565	739,336
Purchased credit-impaired loans	85	-	-	-	-	85
Ending Balance	$75,383	$40,716	$488,194	$137,007	$6,565	$747,865

(1)	The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2020
Lease liabilities	$1,052
Right-of-use assets	$1,044
Weighted average remaining lease term	4.66 years
Weighted average discount rate	2.39%

Index
	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (in thousands)	2020	2019	2020	2019
Operating lease cost	$91	$86	$179	$171
Total lease cost	$91	$86	$179	$171

Cash paid for amounts included in the measurement of lease liabilities	$89	$84	$177	$169

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of June 30, 2020
Six months ending December 31, 2020	$187
Twelve months ending December 31, 2021	242
Twelve months ending December 31, 2022	226
Twelve months ending December 31, 2023	142
Thereafter	366
Total undiscounted cash flows	$1,163
Discount	(111)
Lease liabilities	$1,052

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both June 30, 2020 and December 31, 2019. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.9 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2020 are $413 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $18 thousand at June 30, 2020 and $50 thousand at December 31, 2019, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on
	2020	2019	2020	2019	Consolidated Income Statement
Tax credits and other benefits
Amortization of operating losses	$46	$45	$91	$125	ATM and other losses
Tax benefit of operating losses*	10	9	19	26	Income tax expense
Tax credits	106	105	209	229	Income tax expense
Total tax benefits	$116	$114	$228	$255

* Computed using a 21% tax rate.

Note 6. Borrowings

The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. Short-term borrowings sources consist of federal funds purchased, overnight repurchase agreements (which are secured transactions with customers that generally mature within one to four days), and advances from the FHLB.

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At June 30, 2020 and December 31, 2019, the remaining credit available from these lines totaled $100.0 million and $55.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $275.7 million and $276.3 as of June 30, 2020 and December 31, 2019, respectively.

Index
SHORT-TERM BORROWINGS

The following table presents total short-term borrowings as of the dates indicated:

(dollar in thousands)	June 30, 2020	December 31, 2019
Overnight repurchase agreements	$7,972	$11,452
Federal Home Loan Bank advances	-	-
Total short-term borrowings	$7,972	$11,452

Maximum month-end outstanding balance	$7,972	$38,138
Average outstanding balance during the period	$6,552	$27,382
Average interest rate (year-to-date)	0.05%	0.71%
Average interest rate at end of period	0.09%	0.10%

LONG-TERM BORROWINGS

The Company had long-term FHLB advances totaling $42.0 million outstanding at June 30, 2020 and $37.0 million outstanding at December 31, 2019. Scheduled maturity dates of the advances at June 30, 2020 range from August 29, 2020 to March 5, 2025, and the interest rates range from 0.88% to 2.89%. At June 30, 2020 the Company also had borrowings under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF) of $37.3 million. These borrowings are fully collateralized by PPP loans and will mature in concert with the underlying collateral, all of which will mature within 24 months of origination.

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens National Bank acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At June 30, 2020 the outstanding balance was $1.7 million as compared to $2.0 million at December 31, 2019, and the then-current interest rate was 2.87%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at June 30, 2020.

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

The following financial instruments whose contract amounts represent credit risk were outstanding at June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit:
Home equity lines of credit	$65,366	$62,267
Commercial real estate, construction and development loans committed but not funded	16,104	15,637
Other lines of credit (principally commercial)	50,524	62,321
Total	$131,994	$140,225

Letters of credit	$5,439	$7,724

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

Index
The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of June 30, 2020 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the six months ended June 30, 2020 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2020	19,933	$22.70
Issued	18,903	15.75
Vested	(8,519)	22.10
Forfeited	(290)	21.68
Nonvested, June 30, 2020	30,027	$18.51

The weighted average period over which nonvested awards are expected to be recognized is 1.71 years.

The fair value of restricted stock granted during the six months ended June 30, 2020 and 2019 was $298 thousand and $361 thousand, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $373 thousand as of June 30, 2020 and $662 thousand as of June 30, 2019.

Stock-based compensation expense was $57 thousand and $89 thousand for the three months ended June 30, 2020 and 2019,  respectively, and $143 thousand and $139 thousand for the six months ended June 30, 2020 and 2019, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2019 and for the first six months of 2020.

2,593 shares were purchased under the ESPP during the six months ended June 30, 2020. At June 30, 2020, the Company had 235,677 remaining shares reserved for issuance under the ESPP.

Note 9. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on
(dollars in thousands)	2020	2019	2020	2019	Consolidated Statement of Income
Available-for-sale securities
Realized gains on sales of securities	$184	$-	$184	$26	Gain on sale of available-for-sale securities, net
Tax effect	39	-	39	5	Income tax expense
	$145	$-	$145	$21

Index
The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income

Three Months Ended June 30, 2020
Balance at beginning of period	$(524)	$(524)
Net other comprehensive income	3,876	3,876
Balance at end of period	$3,352	$3,352

Three Months Ended June 30, 2019
Balance at beginning of period	$(616)	$(616)
Net other comprehensive income	1,295	1,295
Balance at end of period	$679	$679

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income

Six Months Ended June 30, 2020
Balance at beginning of period	$(79)	$(79)
Net other comprehensive income	3,431	3,431
Balance at end of period	$3,352	$3,352

Six Months Ended June 30, 2019
Balance at beginning of period	$(2,156)	$(2,156)
Net other comprehensive income	2,835	2,835
Balance at end of period	$679	$679

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended June 30, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,090	$1,069	$4,021
Reclassification adjustment for gains recognized in income	(184)	(39)	(145)

Total change in accumulated other comprehensive income, net	$4,906	$1,030	$3,876

	Three Months Ended June 30, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,639	$344	$1,295

Total change in accumulated other comprehensive income, net	$1,639	$344	$1,295

Index
	Six Months Ended June 30, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,527	$951	$3,576
Reclassification adjustment for gains recognized in income	(184)	(39)	(145)

Total change in accumulated other comprehensive income, net	$4,343	$912	$3,431

	Six Months Ended June 30, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,615	$759	$2,856
Reclassification adjustment for gains recognized in income	(26)	(5)	(21)

Total change in accumulated other comprehensive income, net	$3,589	$754	$2,835

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the employee stock purchase plan.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months and six months ended June 30, 2020 and 2019:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2020
Net income, basic	$2,494	5,220	$0.48
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,494	5,220	$0.48

Three Months Ended June 30, 2019
Net income, basic	$1,626	5,202	$0.31
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$1,626	5,202	$0.31

Six Months Ended June 30, 2020
Net income, basic	$3,744	5,210	$0.72
Potentially dilutive common shares - employee stock purchase program	-	1	-
Diluted	$3,744	5,211	$0.72

Six Months Ended June 30, 2019
Net income, basic	$3,653	5,195	$0.70
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$3,653	5,195	$0.70

The Company had no antidilutive shares outstanding in the six months ended June 30, 2020 and 2019, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Note 10. Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” topics of FASB ASU No. 2010-06, FASB ASU No. 2011-04, and FASB ASU No. 2016-01, the fair value of a financial instrument is the price that would be received in the sale of an asset or transfer of a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at June 30, 2020 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,094	$-	$7,094	$-
Obligations of U.S. Government agencies	33,072	-	33,072	-
Obligations of state and political subdivisions	36,632	-	36,632	-
Mortgage-backed securities	70,828	-	70,828	-
Money market investments	4,995	-	4,995	-
Corporate bonds and other securities	7,680	-	7,680	-
Total available-for-sale securities	$160,301	$-	$160,301	$-

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,003	$-	$7,003	$-
Obligations of U.S. Government agencies	33,604	-	33,604	-
Obligations of state and political subdivisions	24,742	-	24,742	-
Mortgage-backed securities	71,908	-	71,908	-
Money market investments	3,825	-	3,825	-
Corporate bonds and other securities	4,633	-	4,633	-
Total available-for-sale securities	$145,715	$-	$145,715	$-

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

		Carrying Value at June 30, 2020
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$50	$-	$-	$50
Commercial	1,052	-	-	1,052
Construction	74	-	-	74
Total mortgage loans on real estate	$1,176	$-	$-	$1,176
Commercial loans	79	-	-	79
Total	$1,255	$-	$-	$1,255

Loans
Loans held for sale	$3,494	$-	$3,494	$-

Other real estate owned
Residential 1-4 family	$254	$-	$-	$254
Total	$254	$-	$-	$254

Index
		Carrying Value at December 31, 2019
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$74	$-	$-	$74
Commercial	1,294	-	-	1,294
Construction	74	-	-	74
Total mortgage loans on real estate	1,442	-	-	1,442
Commercial loans	-	-	-	-
Total	$1,442	$-	$-	$1,442

Loans
Loans held for sale	$590	$-	$590	$-

The following tables display quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at June 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$50	Market comparables	Selling costs	6.00% - 8.00% (7.25%)
			Liquidation discount	4.00%
Commercial real estate	$1,052	Market comparables	Selling costs	6.00% - 10.00% (8.00%)
			Liquidation discount	35.00%
Construction	$74	Market comparables	Selling costs	6.00% - 8.00% (7.25%)
			Liquidation discount	4.00%
Other real estate owned
Residential 1-4 family	$254	Market comparables	Selling costs	6.00% - 8.00% (7.25%)
			Liquidation discount	4.00%

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,294	Market comparables	Selling costs	6.00%
			Liquidation discount	35.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at June 30, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$129,619	$129,619	$-	$-
Securities available-for-sale	160,301	-	160,301	-
Restricted securities	3,152	-	3,152	-
Loans held for sale	3,494	-	3,494	-
Loans, net of allowances for loan losses	846,912	-	-	838,519
Bank owned life insurance	27,970	-	27,970	-
Accrued interest receivable	3,883	-	3,883	-

Liabilities
Deposits	$1,011,920	$-	$1,015,429	$-
Overnight repurchase agreements	7,972	-	7,972	-
Federal Home Loan Bank advances	42,000	-	41,217	-
Federal Reserve Bank borrowings	37,340	-	37,340	-
Other borrowings	1,650	-	1,650	-
Accrued interest payable	504	-	504	-

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$89,865	$89,865	$-	$-
Securities available-for-sale	145,715	-	145,715	-
Restricted securities	2,926	-	2,926	-
Loans held for sale	590	-	590	-
Loans, net of allowances for loan losses	738,205	-	-	734,932
Bank owned life insurance	27,547	-	27,547	-
Accrued interest receivable	2,762	-	2,762	-

Liabilities
Deposits	$889,496	$-	$893,584	$-
Overnight repurchase agreements	11,452	-	11,452	-
Federal Home Loan Bank advances	37,000	-	36,747	-
Other borrowings	1,950	-	1,950	-
Accrued interest payable	620	-	620	-

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

Index
Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019 follows:

	Three Months Ended June 30, 2020
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,837	$11	$2,679	$(2,679)	$9,848
Income from fiduciary activities	-	909	-	-	909
Other income	2,816	249	50	(66)	3,049
Total operating income	12,653	1,169	2,729	(2,745)	13,806

Expenses
Interest expense	1,361	-	14	-	1,375
Provision for loan losses	300	-	-	-	300
Salaries and employee benefits	4,571	741	152	-	5,464
Other expenses	3,452	236	118	(66)	3,740
Total operating expenses	9,684	977	284	(66)	10,879

Income before taxes	2,969	192	2,445	(2,679)	2,927

Income tax expense (benefit)	441	41	(49)	-	433

Net income	$2,528	$151	$2,494	$(2,679)	$2,494

Capital expenditures	$288	$6	$-	$-	$294

Total assets	$1,214,546	$7,008	$117,558	$(117,867)	$1,221,245

	Three Months Ended June 30, 2019
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,101	$32	$1,805	$(1,805)	$10,133
Income from fiduciary activities	-	929	-	-	929
Other income	2,353	307	50	(66)	2,644
Total operating income	12,454	1,268	1,855	(1,871)	13,706

Expenses
Interest expense	1,571	-	31	-	1,602
Provision for loan losses	787	-	-	-	787
Salaries and employee benefits	5,055	756	116	-	5,927
Other expenses	3,259	258	130	(66)	3,581
Total operating expenses	10,672	1,014	277	(66)	11,897

Income before taxes	1,782	254	1,578	(1,805)	1,809

Income tax expense (benefit)	176	54	(47)	-	183

Net income	$1,606	$200	$1,625	$(1,805)	$1,626

Capital expenditures	$157	$24	$-	$-	$181

Total assets	$1,023,404	$6,498	$109,698	$(110,196)	$1,029,404

Index
	Six Months Ended June 30, 2020
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$19,800	$34	$4,118	$(4,118)	$19,834
Income from fiduciary activities	-	1,926	-	-	1,926
Other income	4,806	535	100	(131)	5,310
Total operating income	24,606	2,495	4,218	(4,249)	27,070

Expenses
Interest expense	2,909	-	34	-	2,943
Provision for loan losses	600	-	-	-	600
Salaries and employee benefits	9,559	1,555	344	-	11,458
Other expenses	7,134	578	195	(131)	7,776
Total operating expenses	20,202	2,133	573	(131)	22,777

Income before taxes	4,404	362	3,645	(4,118)	4,293

Income tax expense (benefit)	570	78	(99)	-	549

Net income	$3,834	$284	$3,744	$(4,118)	$3,744

Capital expenditures	$656	$6	$-	$-	$662

Total assets	$1,214,546	$7,008	$117,558	$(117,867)	$1,221,245

	Six Months Ended June 30, 2019
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$19,947	$62	$3,955	$(3,955)	$20,009
Income from fiduciary activities	-	1,888	-	-	1,888
Other income	4,541	591	100	(131)	5,101
Total operating income	24,488	2,541	4,055	(4,086)	26,998

Expenses
Interest expense	3,057	-	62	-	3,119
Provision for loan losses	1,013	-	-	-	1,013
Salaries and employee benefits	9,873	1,523	230	-	11,626
Other expenses	6,607	507	190	(131)	7,173
Total operating expenses	20,550	2,030	482	(131)	22,931

Income before taxes	3,938	511	3,573	(3,955)	4,067

Income tax expense (benefit)	385	109	(80)	-	414

Net income	$3,553	$402	$3,653	$(3,955)	$3,653

Capital expenditures	$655	$24	$-	$-	$679

Total assets	$1,023,404	$6,498	$109,698	$(110,196)	$1,029,404

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

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2019 Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2019. Highlighted in the discussion are material changes from prior reporting periods and certain identifiable trends affecting the Company. Results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Caution About Forward-Looking Statements
In addition to historical information, certain statements in this report which use language such as "believes," "expects," "plans," "may," "will," "should," "projects," "contemplates," "anticipates," "forecasts," "intends" and similar expressions, may identify forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements are based on the beliefs of the Company's management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying estimates, assumptions or beliefs will prove to be accurate. Actual results could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this report may include, without limitation: statements regarding future financial performance and profitability; the acquisition of Citizens and the performance of the purchased loan portfolio; performance of the investment and loan portfolios, including performance of the purchased student loan portfolio and expected trends in the quality of the loan portfolio; the ability of the Company to manage the impact of the COVID-19 pandemic; the effects of diversifying the loan portfolio; strategic business and growth initiatives; management's efforts to reposition the balance sheet; deposit growth; levels and sources of liquidity; the securities portfolio; use of proceeds from the sale of securities; future levels of charge-offs or net recoveries; the impact of changes in NPAs on future earnings; write-downs and expected sales of other real estate owned; income taxes; monetary policy actions of the FOMC; and changes in interest rates.

Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates and yields; general economic and business conditions, including unemployment levels and slowdowns in economic growth, especially related to further and sustained economic impacts of the COVID-19 pandemic; the effect of steps the Company takes in response to the pandemic, the severity and duration of the pandemic, the impact of loosening of governmental restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein, the effects of the COVID-19 pandemic on, among other things, the Company’s business, financial condition, results of operations, liquidity, and credit quality and potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in the administration of programs related to the COVID-19 pandemic (including, among other things, the CARES Act); demand for loan products; future levels of government defense spending particularly in the Company’s service area; uncertainty over future federal spending or budget priorities of the current administration, particularly in connection with the Department of Defense, on the Company’s service area; the performance of the Company’s dealer lending program; the legislative/regulatory climate; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board and any changes associated with the current administration; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management's investment strategy and strategy to manage the net interest margin; the U.S. government's guarantee of repayment of student or small business loans purchased by the Company; the level of net charge-offs on loans; deposit flows; competition; demand for financial services in the Company's market area; implementation of new technologies; the Company’s ability to develop and maintain secure and reliable electronic systems; any interruption or breach of security in the Company’s information systems or those of the Company’s third party vendors or other service providers; reliance on third parties for key services; the use of inaccurate assumptions in management's modeling systems; technological risks and developments and cyber-attacks, threats and events; the real estate market; accounting principles, policies and guidelines; and other factors detailed in the Company's publicly filed documents, including the Company's 2019 Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of date of the report.

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company’s 2019 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

On March 11, 2020, the World Health Organization  declared COVID-19 a pandemic. The effects of COVID-19 did have a material impact on the financial results of the Company as of June 30, 2020. Due to orders issued by the Governor of Virginia and in an abundance of caution for the health of our customers and employees, the Company closed lobbies of all branches but remained fully operational through appointments. The Company is actively assisting both customers and non-customers in obtaining loans through the PPP administered by the SBA. Additionally, the Company is working with customers affected by COVID-19 through payment deferrals and is tracking all payment accommodations to customers to identify and quantify any impact they might have on the Company.  As of June 30, 2020, payment deferrals of principal and interest have been granted on $128.9 million, or 15.0% of the total loan portfolio. Continued uncertainty regarding the duration and scope of the pandemic and related effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses and resulting provision for loan losses.  Management considered the COVID-19 pandemic a triggering event for an interim impairment evaluation of goodwill and determined no impairment should be recorded as of June 30, 2020.  The Company currently expects to be able to manage the economic risks and uncertainties associated with the COVID-19 pandemic with sufficient liquidity and capital levels. However, the ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations, liquidity position and resources, credit quality, and capital levels is currently not yet estimable and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

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

Non-GAAP Financial Measures
In reporting the results of the quarter ended June 30, 2020, the Company has provided supplemental financial measures on an adjusted basis.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance.

Index
The PPP adjustment impact to the ALLL as a percentage of loans held for investment, net of deferred fees and costs, excludes the SBA guaranteed PPP loans funded by the Company during the first half of 2020. The Company believes that the ALLL as a percentage of loans held for investment, net of deferred fees and costs, excluding PPP, is useful to investors because of the size of the Company’s PPP originations and the impact of the embedded credit enhancement provided by the SBA guarantee. At June, 30, 2020, loans held for investment, net of deferred fees and costs (GAAP) were $856.6 million; the PPP adjustment to exclude $102.5 million of PPP originations, resulted in $753.1 million of loans held for investment, net of deferred fees and costs, net of adjustments excluding PPP (non-GAAP).

Executive Overview
For the three months ended June 30, 2020 net income was $2.5 million, or $0.48 earnings per diluted common share. This compares to net income of $1.6 million, or $0.31 earnings per diluted common share, for the second quarter of 2019. This increase was principally attributable to decreased provision for loan losses, increased noninterest income related to gain on sale of fixed assets and available-for-sale securities, and decreased noninterest expense.

For the six months ended June 30, 2020 and 2019, net income was $3.7 million, or $0.72 earnings per diluted common share, and $3.7 million, or $0.70 earnings per diluted common share, respectively.  The slight increase was the result of decreased provision for loan losses and increased noninterest income partially offset by increased noninterest expense.

Highlights of the quarter are as follows:

•	Total assets were $1.2 billion at June 30, 2020, growing $166.8 million or 15.8% from December 31, 2019.

•	Net loans grew $108.8 million from December 31, 2019 to June 30, 2020. As of June 30, 2020, approximately 1,085 PPP loans totaling $102.5 million had been originated.

•	Deposits grew $122.4 million to $1.0 billion at June 30, 2020 from December 31, 2019.

•
Non-performing assets (NPAs) decreased to $7.0 million as of June 30, 2020 compared to $7.1 million at December 31, 2019 and $12.4 million at June 30, 2019. NPAs as a percentage of total assets improved to 0.57% at June 30, 2020 which compared to 0.72% at December 31, 2019.

•
Net income increased $868 thousand, or 53.38%, for the second quarter of 2020 compared to the second quarter of 2019.  For the six months ended June 30, 2020, net income of $3.7 million was $91 thousand, or 2.49%, higher than the comparative 2019 period.

•	Noninterest income for the three and six months ended June 30, 2020 increased $385 thousand and $247 thousand over the three and six months ended June 30, 2019, respectively.

•	Noninterest expense decreased 8.2%, or $826 thousand, during the second quarter of 2020 compared to the first quarter and 3.2%, or $304 thousand from the second quarter of 2019.

•	Net interest income remained essentially steady at $8.5 million and $16.9 million for the three and six months ended June 30, 2020 and 2019, respectively.

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

For the second quarter of 2020, net interest income was $8.5 million, a decrease of $58 thousand or 0.7% from the second quarter of 2019. Net interest income, on a fully tax-equivalent basis, for the second quarters of 2020 and 2019 was $8.5 million and $8.6 million, respectively.  The slight decrease was primarily due to the impact of higher balances in average earning assets and average interest bearing liabilities at lower yields on earning assets partially offset by lower interest bearing costs. The compression on yield and cost was primarily due to the reduction of the federal funds target rate by the Federal Reserve to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic.  Average earning assets increased year-over-year $130.3 million, or 13.9%.  The average tax-equivalent yield on earning assets for the second quarter of 2020 decreased by 64 basis points compared to the same period of 2019. Average interest bearing liabilities increased $55.9 million, or 8.2%, and the average rate on interest-bearing liabilities for the quarter ended June 30, 2020 was 0.75%, down from 0.94% for the same period of 2019.

Index

For each of the six months ended June 30, 2020 and 2019, net interest income was $16.9 million, respectively. Net interest income, on a fully tax-equivalent basis, was $17.0 million for the six months ended June 30, 2020, compared to $17.1 million for the six months ended June 30, 2019, a decrease of 0.4%. The decrease was driven principally by decreased earning asset yields partially offset by lower cost of funds, despite the growth in both average earning assets and average interest bearing liabilities relative to the first six months of 2019.  Average earning assets for the six months ended June 30, 2020 increased $80.2 million, or 8.6%, compared to the first six months of 2019.  Average interest bearing liabilities increased $31.1 million, or 4.6%, for the six months ended June 30, 2020 compared to the comparative 2019 period. The average tax-equivalent yield and average interest bearing cost decreased to by 40 basis points and 9 basis points, respectively, for the first six months of 2020 compared to the first six months of 2019.

The tax-equivalent net interest margin compressed for the second quarter of 2020 to 3.21% from 3.68% for the second quarter of 2019.  For the first six months of 2020, the tax-equivalent net interest margin was 3.36% compared to 3.68% for the same period of 2019.  In addition to the reduction of the federal funds target rate to a range of 0.00% to 0.25%, the net interest margin was impacted by PPP loan originations.  While accretive to net interest income, the fixed 1% interest rate combined with the deferral of related loan fees and costs compresses the net interest margin.  Related loan fees and costs are deferred at time of loan origination and amortized into interest income over the remaining lives of the loans, which for the majority of PPP loans was 24 months at origination. Recognition of these deferred fees and costs will be accelerated upon forgiveness or repayment of the PPP loans. The net interest margin was also impacted by increased levels of liquidity invested at lower yielding short-term levels.

The following tables show analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the quarter ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$828,896	$8,937	4.34%	$767,393	$9,088	4.75%
Investment securities:
Taxable	134,372	712	2.13%	108,060	648	2.40%
Tax-exempt*	18,853	173	3.69%	38,500	296	3.08%
Total investment securities	153,225	885	2.32%	146,560	944	2.58%
Interest-bearing due from banks	82,399	32	0.15%	18,656	111	2.40%
Federal funds sold	6	0	0.02%	1,143	6	2.38%
Other investments	3,153	43	5.56%	3,595	59	6.54%
Total earning assets	1,067,679	$9,897	3.73%	937,347	$10,208	4.37%
Allowance for loan losses	(9,626)			(10,331)
Other non-earning assets	116,890			104,691
Total assets	$1,174,943			$1,031,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$56,465	$3	0.02%	$31,050	$3	0.03%
Money market deposit accounts	300,028	283	0.38%	254,908	250	0.39%
Savings accounts	93,307	12	0.05%	87,816	22	0.10%
Time deposits	212,386	883	1.67%	232,566	947	1.63%
Total time and savings deposits	662,186	1,181	0.72%	606,340	1,222	0.81%
Federal funds purchased, repurchase agreements and other borrowings	33,859	15	0.18%	23,070	36	0.62%
Federal Home Loan Bank advances	42,000	179	1.71%	52,747	344	2.62%
Total interest-bearing liabilities	738,045	1,375	0.75%	682,157	1,602	0.94%
Demand deposits	319,574			239,589
Other liabilities	3,982			3,481
Stockholders' equity	113,342			106,480
Total liabilities and stockholders' equity	$1,174,943			$1,031,707
Net interest margin		$8,522	3.21%		$8,606	3.68%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $49 thousand and
$75 thousand, for June 30, 2020 and 2019 respectively.
**Annualized

Index

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES
	For the six months ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$791,803	$17,776	4.51%	$769,258	$17,964	4.71%
Investment securities:
Taxable	138,613	1,576	2.29%	105,676	1,268	2.42%
Tax-exempt*	15,038	283	3.78%	41,059	633	3.11%
Total investment securities	153,651	1,859	2.43%	146,735	1,901	2.61%
Interest-bearing due from banks	65,165	183	0.56%	14,319	168	2.37%
Federal funds sold	1,687	12	1.45%	1,133	13	2.38%
Other investments	3,072	89	5.85%	3,689	123	6.73%
Total earning assets	1,015,378	$19,919	3.94%	935,134	$20,169	4.35%
Allowance for loan losses	(9,631)			(10,396)
Other nonearning assets	109,995			103,374
Total assets	$1,115,742			$1,028,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$52,844	$6	0.02%	$29,606	$5	0.04%
Money market deposit accounts	290,492	600	0.42%	253,007	477	0.38%
Savings accounts	89,956	32	0.07%	87,882	44	0.10%
Time deposits	217,756	1,855	1.71%	231,335	1,817	1.58%
Total time and savings deposits	651,048	2,493	0.77%	601,830	2,343	0.79%
Federal funds purchased, repurchase agreements and other borrowings	21,227	37	0.35%	24,139	73	0.61%
Federal Home Loan Bank advances	40,242	413	2.06%	55,470	703	2.55%
Total interest-bearing liabilities	712,517	2,943	0.83%	681,439	3,119	0.92%
Demand deposits	286,502			237,496
Other liabilities	4,037			4,186
Stockholders' equity	112,686			104,991
Total liabilities and stockholders' equity	$1,115,742			$1,028,112
Net interest margin		$16,976	3.36%		$17,050	3.68%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $85 thousand and
$160 thousand, for June 30, 2020 and 2019 respectively.
**Annualized

Provision for Loan Losses
The provision for loan losses is a charge against earnings necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the portfolio. This expense is based on management's estimate of probable credit losses inherent to the loan portfolio. Management's evaluation included credit quality trends, collateral values, discounted cash flow analysis, loan volumes, geographic, borrower and industry concentrations, the findings of internal credit quality assessments and results from external regulatory examinations. These factors, as well as identified impaired loans, historical losses and current economic and business conditions including uncertainties associated with the COVID-19 pandemic, were used in developing estimated loss factors for determining the loan loss provision. Based on its analysis of the adequacy of the allowance for loan losses, management concluded that the provision was appropriate.

For the three months ended June 30, 2020, the Company recorded $300 thousand for the provision for loan losses compared to $787 thousand for the comparative 2019 period.  The provision for loan losses was $600 thousand in the first six months of 2020, compared to $1.0 million in the first six months of 2019.  Provision for loan losses was elevated in the second quarter of 2019 due to specific impairments totaling $707 thousand associated with problem credit resolutions.

Index

The allowance for loan and lease losses (ALLL) was $9.7 million at June 30, 2020 and December 31, 2019. The ALLL as a percentage of loans held for investment was 1.13% at June 30, 2020 compared to 1.29% at December 31, 2019. The decrease in the ALLL as a percentage of loans held for investment at June 30, 2020 was directly attributable to PPP loan originations, creating a 0.16% compression. Excluding PPP loans, which are 100% guaranteed by the SBA, the ALLL as a percentage of loans held for investment was 1.29% at June 30, 2020. Loans held for investment excluding PPP loans is a non-GAAP financial measure. For a reconciliation of this non-GAAP financial measure, see the Non-GAAP Financial Measures section above.

Historical annualized net charge offs as a percentage of average loans outstanding increased to 0.13% for the second quarter of 2020 compared to 0.06% in the second quarter of 2019. Net loans charged off as a percent of average loans on an annualized basis were 0.14% for the first six months of 2020, or $1.1 million, compared to 0.10%, or $734 thousand in the first six months of 2019.  The charge-off of a specific reserve was the primary driver of the increase in 2020.

Overall improving asset quality combined with continued improvement in non-performing assets resulted in a 5 basis point reduction in the historical loss rate as a percentage of loans evaluated collectively for impairment overall. The overall qualitative factor components for loans evaluated collectively for impairment  increased 4 basis points during the second quarter of 2020 based primarily on segment adjustments for economic uncertainty, changes in volume, and COVID-19-related deferral requests. As the economic impact of the COVID-19 pandemic and the related federal relief efforts continue to evolve, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

On March 22, 2020 and subsequently revised on April 7, 2020, the five federal bank regulatory agencies issued joint guidance encouraging action with respect to loan modifications for borrowers affected by COVID-19. The guidance assured prudent loan modifications would not receive supervisory criticism and that lenders would not be required by examiners to automatically categorize COVID-19 related loan modifications as TDRs, provided the modification was short-term and made on good faith basis to borrowers who were not more than thirty days past due on contractual payments. As of June 30, 2020, the Company had loan modifications on approximately $128.9 million, or 15.0%, of gross loans. These modifications consisted primarily of 60- or 90-day principal and interest payment deferral periods. Of the modified loans, $40.1 million, or 31.1%, and $45.1 million, or 35.0%, were secured by owner occupied and non-owner occupied commercial real estate, respectively. The Company recognizes interest income as earned and management expects that the deferred interest will be repaid by the borrower in a future period.

Noninterest Income
Noninterest income was $4.0 million and $7.2 million, respectively, in the three and six months ended June 30, 2020, an increase of $385 thousand or 10.1% from the second quarter of 2019 and an increase of $247 thousand or 3.5% from the six months ended June 30, 2019. These increases were primarily driven by gains on sale of available for sale securities and fixed assets during the second quarter of 2020, which were partially offset by decreases in service charges on deposit accounts.

Net gains on the sale of fixed assets in the second quarter of 2020 were $818 thousand.  The disposition of non-earning fixed assets is one component of management’s strategy to reduce overhead expenses through balance sheet repositioning. Net gains on sales of securities in the second quarter of 2020 were $184 thousand with no gains or losses on sales of securities in the second quarter of 2019.  For the six months ended June 30, 2020 and 2019, net gains on sales of securities were $184 thousand and $26 thousand, respectively. Service charges on deposit accounts declined $413 thousand, or 40.0%, when comparing the second quarters of 2020 and 2019 and $571 thousand or 27.4% when comparing the six months ended June 30, 2020 and 2019. These decreases are primarily attributable to nonsufficient fund and overdraft charges. Mortgage banking income decreased $79 thousand, or 26.2%, when comparing the second quarters of 2020 and 2019 and $138 thousand or 26.6% when comparing the six months ended June 30, 2020 and 2019.  The decrease in mortgage banking income is primarily due to a first quarter 2020 vendor conversion and expansion of the mortgage lending team early in the second quarter of 2020.

Noninterest Expense
Noninterest expense decreased $304 thousand or 3.2% when comparing the second quarters of 2020 and 2019. The quarter-over-quarter decrease is primarily related to salaries and employee benefits, employee professional development, and other operating expense, partially offset by professional services. Year-over-year decreases were primarily related to salaries and employee benefits, occupancy and equipment, and employee professional development partially offset by increases in data processing and other operating expenses.

Total salaries and benefits costs decreased $463 thousand, or 7.8%, when comparing the second quarters of 2020 and 2019 and $168 thousand, or 1.5%, when comparing the six months ended June 30, 2020 to same period in 2019.  The decrease in salaries and employee benefits was primarily due to the recognition of deferred costs related to the origination of PPP loans partially offset by overtime and incentive pay related to PPP and the COVID-19 pandemic during the second quarter of 2020 and the impact of the addition of quality staff in lending, credit management, and executive management in the later part of 2019. The costs related to PPP loan originations were deferred at time of origination and are being amortized to interest income over the remaining lives of the loans, which for the majority of PPP loans was 24 months at origination.  These costs are amortized against the related loan fees received for the origination of the PPP loans.  Recognition of the deferred costs and related fees will be accelerated upon forgiveness or repayment of the PPP loans.

Index

Occupancy and equipment expenses decreased $217 thousand, or 15.4%, in the second quarter of 2020 relative to the second quarter of 2019 and $344 thousand, or 12.3% when comparing the six months ended June 30, 2020 and 2019.  The quarter-over-quarter and year-over-year increase of $384 thousand and $840 thousand, respectively, in data processing continues to be driven by bank-wide technology and efficiency initiatives of outsourcing of the Bank’s core application, upgrades to critical infrastructure software related to imaging, digital platform migration to a new vendor, and implementation of a new loan origination system. Additionally, data processing costs have increased year over year as our operational structure transitioned from an in-house core environment to outsourced, shifting costs previously included in occupancy and equipment. Decreases in customer development and employee professional development for the three and six months ended 2020 over the comparative 2019 periods are directly related to the COVID-19 pandemic. Other operating expense increased $163 thousand, or 26.6%, in the second quarter of 2020 when compared to the second quarter of 2019 and $293 thousand, or 21.3% when comparing the six months ended June 30, 2020 and 2019.  The increase was primarily related to directors fees and a single loss event of $85 thousand in the first quarter of 2020.

The Company’s income tax expense for the second quarter and first six months of 2020 increased $250 thousand and $135 thousand respectively, when compared to the same period in 2019. In addition to overall higher net income, the increases were due to lower tax-exempt income and declining federal income tax credits for investments in certain housing projects in 2020. The effective federal income tax rates for the three and six months ended June 30, 2020 were 14.8% and 12.8%, respectively; the effective tax rates for the three and six months ended June 30, 2019 were 10.1% and 10.2%, respectively.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2019 and June 30, 2020.

Total assets as of June 30, 2020 were $1.2 billion, an increase of $166.8 million or 15.8%, compared to $1.1 billion at December 31, 2019. Net loans held for investment increased $108.7 million, or 14.7%, from December 31, 2019 to $846.9 million. Net loan growth of $102.5 million was attributed to PPP originations with the remaining increase from the real estate secured portfolio segments partially offset by pay-downs in the indirect automobile and commercial and industrial segments. Cash and cash equivalents increased $39.8 million, or 44.2%. Securities available-for-sale increased $14.6 million, or 10.0% from December 31, 2019 to $160.3 million at June 30, 2020.

Total deposits increased $122.4 million, or 13.8%, to $1.0 billion at June 30, 2020. Noninterest-bearing deposits increased $81.2 million, or 30.9%, savings deposits increased $60.4 million, or 15.1%, and time deposits decreased $19.1 million, or 8.4%. While funding from PPP origination was the primary driver of the increase in total deposits, the Company also focused on repricing strategies for expanding lower cost deposits and shortening time deposit maturities.  Total borrowings increased $38.6 million.  The primary driver of the increase was the utilization of the PPPLF initiated by the Federal Reserve to partially fund PPP loan originations, resulting in the Company borrowing $37.3 million as of June 30, 2020.  PPPLF borrowings are fully collateralized by PPP loans and will mature in concert with the underlying collateral, all of which will mature within 24 months of origination.

Average assets for the first six months of 2020 increased $87.7 million, or 8.5%, compared to the first six months of 2019. Comparing the first six months of 2020 to the first six months of 2019, average loans increased $22.5 million, and average investment securities increased $6.9 million. Total average deposits increased $98.2 million with year-over-year average balance increases of 20.6% in non-interest bearing deposits and 17.0% in savings deposits, including interest-bearing transaction and money market accounts.  Average borrowings decreased $18.1 million.

Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of June 30, 2020, the Bank’s unpledged, available-for-sale securities totaled $95.9 million. The Company’s primary external source of liquidity is advances from the FHLB.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of the end of the second quarter of 2020, the Company had $275.7 million in additional FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the second quarter of 2020, the Company had $100.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company’s consolidated statements of cash flows, net cash used in operating activities was $576 thousand, net cash used in investing activities was $119.4 million, and net cash provided by financing activities was $159.8 million for the six months ended June 30, 2020. Combined, this contributed to an $39.8 million increase in cash and cash equivalents for the six months ended June 30, 2020.

Index

Management is not aware of any market or institutional trends, events or uncertainties, other than potential impacts from the COVID-19 pandemic, that are expected to have a material effect on the liquidity, capital resources or operations of the Company. Nor is management aware of any current recommendations by regulatory authorities that would have a material effect on liquidity, capital resources or operations.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. OREO consists of real estate from a foreclosure on loan collateral. The Company had $254 thousand of OREO as of June 30, 2020 and no OREO as of December 31, 2019.

The majority of the loans past due 90 days or more and accruing interest at June 30, 2020 are  student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to the allowance for loan losses to cover the anticipated deficiency, based on information available to management at that time.

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

Index
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS
(dollars in thousands)	June 30, 2020	December 31, 2019	Increase (Decrease)
Nonaccrual loans
Commercial and industrial	$434	$257	$177
Real estate-mortgage (1)	4,677	5,780	(1,103)
Total nonaccrual loans	$5,111	$6,037	$(926)

Loans past due 90 days or more and accruing interest
Commercial and industrial (2)	$456	$-	$456
Real estate-mortgage (1)	99	-	99
Consumer loans (2)	1,100	1,091	9
Total loans past due 90 days or more and accruing interest	$1,655	$1,091	$564

Restructured loans
Commercial and industrial	$248	$257	$(9)
Real estate-construction	85	88	(3)
Real estate-mortgage (1)	5,199	6,754	(1,555)
Total restructured loans	$5,532	$7,099	$(1,567)
Less nonaccrual restructured loans (included above)	3,158	4,693	(1,535)
Less restructured loans currently in compliance (3)	2,374	2,406	(32)
Net nonperforming, accruing restructured loans	$-	$-	$-
Nonperforming loans	$6,766	$7,128	$(362)

Other real estate owned
1-4 family residential properties	$254	-	254
Total other real estate owned	$254	$-	$254

Total nonperforming assets	$7,020	$7,128	$(108)

(1)	The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2)
Amounts listed include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $900 thousand at June 30, and $1.7 million at December 31, 2019.

(3)	As of June 30, and December 31, 2019, all of the Company's restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of June 30, 2020 were $7.0 million, $108 thousand lower than nonperforming assets as of December 31, 2019. Nonaccrual loans decreased $926 thousand when comparing the balances as of June 30, 2020 to December 31, 2019.  See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at June 30, 2020 was related to a few large credit relationships. Of the $5.1 million of nonaccrual loans at June 30, 2020, $4.0 million, or approximately 77.7%, was comprised of three credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Index

Loans past due 90 days or more and accruing interest increased $564 thousand. As of June 30, 2020, $1.3 million of the $1.7 million of loans past due 90 days or more and accruing interest were government-guaranteed student or small business loans on which the Company expects to experience minimal losses. The increase from December 31, 2019 to June 30, 2020 was primarily related to one commercial credit which is fully government guaranteed and in the process of collection. Because the federal government has provided guarantees of repayment of these loans in an amount ranging from 97% to 100% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans or small business loans to have a material effect on the Company.

Total restructured loans decreased by $1.6 million from December 31, 2019 to June 30, 2020 primarily due to pay-offs and paydowns. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of June 30, 2020 and December 31, 2019, the impaired loan component of the allowance for loan losses was $438 thousand and $481 thousand, respectively.

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

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (OAEM, rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of Doubtful or Loss, but as of June 30, 2020 and December 31, 2019 the Company had no loans in these categories.

The overall historical loss rate from December 31, 2019 to June 30, 2020, decreased 5 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality combined with continued improvement in non-performing assets.  For the same period,  the qualitative factor components increased 4 basis points as a percentage of loans evaluated collectively for impairment overall.  This increase was primarily due to segment adjustments for economic conditions and uncertainty related to the COVID-19 pandemic, change in volume, and deferral requests related to COVID-19. As the economic impact of the COVID-19 pandemic and the related federal relief programs continue to evolve, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

On a combined basis, the historical loss and qualitative factor components amounted to $9.3 million as of June 30, 2020 and 9.2 million at December 31, 2019.  Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, deferral and/or modification concentration levels by collateral, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment created by the COVID-19 pandemic or limited positive impact from federal government relief programs present indications of economic instability that is other than temporary in nature.

Index

The allowance for loan losses was 1.13% of total loans held for investment on June 30, 2020 and 1.29% on December 31, 2019. The decrease in the ALLL as a percentage of loans held for investment at June 30, 2020 was directly attributable to PPP loan originations, creating a 0.16% compression. Excluding PPP loans, the ALLL as a percentage of loans held for investment was 1.29% at June 30, 2020. Loans held for investment excluding PPP loans is a non-GAAP financial measure. For a reconciliation of this non-GAAP financial measure,  see the Non-GAAP Financial Measures section above. As of June 30, 2020, the allowance for loan losses was 143.4% of nonperforming loans and 138.2% of nonperforming assets; this compares to 135.5% of both nonperforming loans and nonperforming assets as of December 31, 2019. Management believes it has provided an adequate reserve for nonperforming loans at June 30, 2020.

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

Index
Capital Resources

Total stockholders’ equity as of June 30, 2020 was $115.9 million, an increase of $6.1 million or 5.6% from $109.8 million at December 31, 2019. The increase was the result of increased retained earnings and net unrealized gain on available-for-sale securities, a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The improvement in the unrealized gain/loss position was driven by changes in market rates and shift in portfolio composition.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA), enacted in May 2018, contains a variety of provisions that will affect regulations applicable to the Company and the Bank. Certain provisions of the EGRRCPA were effective immediately, while others depend upon future rulemaking by federal banking regulatory agencies. The EGRRCPA required action by the Federal Reserve Board to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the Federal Reserve Board issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. At June 30, 2020, the Company’s capital ratios exceed all minimum capital requirements that would apply to the Company if it were not a small bank holding company.

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

The CBLR framework was available for banks to begin using in their March 31, 2020, Call Report.  The Company did not opt into the CBLR framework.

The following is a summary of the Bank’s capital ratios at June 30, 2020. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2020 Regulatory Minimums	June 30, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.84%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.84%
Tier 1 Leverage to Average Assets	4.000%	9.07%
Total Capital to Risk-Weighted Assets	8.000%	12.97%
Capital Conservation Buffer	2.500%	4.97%
Risk-Weighted Assets (in thousands)		$872,900

Book value per share was $22.32 at June 30, 2020 as compared to $20.75 at June 30, 2019. Cash dividends were $1.3 million or $0.24 per share in the first six months of 2020 and $1.2 million or $0.24 per share in the first six months of 2019.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

Index

The Company obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At June 30, 2020 the outstanding balance was $1.7 million, and the then-current interest rate was 2.87%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio and Bank capital leverage ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at June 30, 2020.

As of June 30, 2020, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2019 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of June 30, 2020, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2019 Annual Report on Form 10-K.

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

Remediation of Previous Material Weakness in Internal Control Over Financial Reporting. As the Company has previously disclosed, as of December 31, 2019, a material weakness existed related to controls surrounding the Company’s primary correspondent bank account reconciliation that did not allow for the timely identification of stale-dated and other reconciling items that began with the Company’s conversion to an outsourced core provider platform on December 9, 2019.  As a result of our conversion to an outsourced core provider platform, certain transactions were processed inconsistently with the manner in which they were previously processed.  This change created reconciliation issues in our correspondent bank account.  Management determined the root cause and worked with the outsourced vendor to convert processing of these transactions to a consistent and efficient manner and establish effective documentary methods to create a streamlined process for subsequent reconciliations. In addition, management engaged an independent third party to assist with tracing outstanding reconciling items.  Remediation was completed during the fiscal quarter ended June 30, 2020.

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Other than the remediation discussed above, no changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management assessed the impact of the remote work practices related to the COVID-19 pandemic and determined they did not materially affect the Company’s internal control environment at June 30, 2020. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors.

The Company is providing this additional risk factor to supplement the risk factors disclosed in the Company's 2019 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The COVID-19 pandemic has adversely affected and will likely continue to materially adversely affect our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations and will likely continue to have a significant impact on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. Beginning in March 2020, in response to the COVID-19 pandemic, the State of Virginia took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the region in which we operate. If the severity of the COVID-19 pandemic worsens, additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact, including additional preventative or protective actions, such as shelter-in-place orders.

The ultimate effects of the COVID-19 pandemic on the broader economy and the markets we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which has negatively affected our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of the COVID-19 pandemic on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

●	employees contracting COVID-19;
●	reductions in our operating effectiveness as many of our employees work from home;
cybersecurity risks increasing as a result of employees working continuing to work from home;
●	any future work stoppage, forced stay-at-home and shelter-in-place orders, or other interruption of our business;
●	unavailability of key personnel necessary to conduct our business activities;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	sustained closures of our branch lobbies or the offices of our customers;
●	declines in demand for loans and other banking services and products;
●	reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic;
●	unprecedented volatility in United States financial markets;
●	volatile performance of our investment securities portfolio;
●	decline in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, eading to a need to increase our allowance for credit losses;
●	declines in value of collateral for loans, including real estate collateral; the potential unavailability of services from third party vendors;
●	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
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

Index

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. Additionally, mitigating the pandemic’s effects have included and may include further market volatility, including lower interest rates, disrupted trade and supply chains, increased unemployment and reduced economic activity, including an economic recession, The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the six months ended June 30, 2020, the Company did not repurchase any shares related to the equity compensation plan awards.

During the six months ended June 30, 2020, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company's common stock outstanding as of January 1 of that calendar year.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The Company has made no changes to the process by which security holders may recommend nominees to its Board of Directors, which is discussed in the Company's Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for June 30, 2020), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104
The cover page from Old Point Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, (formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

August 10, 2020	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

August 10, 2020	/s/Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)