Form 10-Q
period 2020-09-30
OLD POINT FINANCIAL CORP
filed 2020-11-09
CIK 740971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

5,222,385 shares of common stock ($5.00 par value) outstanding as of November 4, 2020

Index
OLD POINT FINANCIAL CORPORATION
FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

i

Index

GLOSSARY OF DEFINED TERMS

2019 Annual Report on Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
ALLL	Allowance for Loan and Lease Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	The Old Point National Bank of Phoebus
CARES	Coronavirus Aid, Relief, and Economic Security Act
CET1	Common Equity Tier 1
Citizens	Citizens National Bank
Company	Old Point Financial Corporation and its subsidiaries
EPS	earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
U.S. GAAP	Generally Accepted Accounting Principles
Incentive Stock Plan	Old Point Financial Corporation 2016 Incentive Stock Plan
OAEM	Other Assets Especially Mentioned
OREO	Other Real Estate Owned
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SEC	Securities and Exchange Commission
SBA	Small Business Administration
TDR	Troubled Debt Restructuring
Trust	Old Point Trust & Financial Services N.A.

ii

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Old Point Financial Corporation and Subsidiaries
Consolidated Balance Sheets

(dollars in thousands, except share data)	September 30, 2020	December 31, 2019
	(unaudited)
Assets

Cash and due from banks	$18,644	$37,280
Interest-bearing due from banks	113,227	48,610
Federal funds sold	5	3,975
Cash and cash equivalents	131,876	89,865
Securities available-for-sale, at fair value	168,547	145,715
Restricted securities, at cost	3,004	2,926
Loans held for sale	12,655	590
Loans, net	861,970	738,205
Premises and equipment, net	33,990	35,312
Premises and equipment, held for sale	-	907
Bank-owned life insurance	28,177	27,547
Other real estate owned, net	236	-
Goodwill	1,650	1,650
Core deposit intangible, net	330	363
Other assets	13,658	11,408
Total assets	$1,256,093	$1,054,488

Liabilities & Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$363,526	$262,558
Savings deposits	485,595	399,020
Time deposits	201,942	227,918
Total deposits	1,051,063	889,496
Overnight repurchase agreements	6,281	11,452
Federal Home Loan Bank advances	38,500	37,000
Federal Reserve Bank borrowings	37,340	-
Other borrowings	1,500	1,950
Accrued expenses and other liabilities	4,534	4,834
Total liabilities	1,139,218	944,732

Stockholders’ equity:
Common stock, $5 par value, 10,000,000 shares authorized; 5,222,385 and 5,200,038 shares outstanding (includes 29,576 and 19,933 of nonvested restricted stock, respectively)	25,964	25,901
Additional paid-in capital	21,165	20,959
Retained earnings	65,942	62,975
Accumulated other comprehensive income (loss), net	3,804	(79)
Total stockholders’ equity	116,875	109,756
Total liabilities and stockholders’ equity	$1,256,093	$1,054,488

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in thousands, except per share data)	2020	2019	2020	2019
Interest and Dividend Income:
Loans, including fees	$8,788	$8,972	$26,539	$26,909
Due from banks	41	257	224	425
Federal funds sold	-	10	12	23
Securities:
Taxable	720	770	2,296	2,038
Tax-exempt	141	146	364	646
Dividends and interest on all other securities	47	53	136	176
Total interest and dividend income	9,737	10,208	29,571	30,217

Interest Expense:
Checking and savings deposits	238	291	876	817
Time deposits	791	1,012	2,646	2,829
Federal funds purchased, securities sold under agreements to repurchase and other borrowings	69	32	106	105
Federal Home Loan Bank advances	171	321	584	1,024
Total interest expense	1,269	1,656	4,212	4,775
Net interest income	8,468	8,552	25,359	25,442
Provision for loan losses	300	-	900	1,013
Net interest income after provision for loan losses	8,168	8,552	24,459	24,429

Noninterest Income:
Fiduciary and asset management fees	955	949	2,881	2,837
Service charges on deposit accounts	666	1,001	2,176	3,082
Other service charges, commissions and fees	1,121	1,047	3,044	2,998
Bank-owned life insurance income	207	201	630	591
Mortgage banking income	640	204	1,020	722
Gain on sale of available-for-sale securities, net	1	286	185	312
Gain on sale of fixed assets	-	-	818	-
Other operating income	67	49	139	184
Total noninterest income	3,657	3,737	10,893	10,726

Noninterest Expense:
Salaries and employee benefits	6,660	5,991	18,118	17,617
Occupancy and equipment	1,233	1,484	3,687	4,282
Data processing	946	460	2,569	1,243
Customer development	82	137	267	450
Professional services	467	652	1,532	1,726
Employee professional development	200	181	513	597
Other taxes	162	146	470	445
ATM and other losses	75	57	233	172
(Gain) on other real estate owned	(22)	-	(22)	(2)
Other operating expenses	861	588	2,531	1,965
Total noninterest expense	10,664	9,696	29,898	28,495
Income before income taxes	1,161	2,593	5,454	6,660
Income tax expense	61	361	610	775
Net income	$1,100	$2,232	$4,844	$5,885

Basic Earnings per Share:
Weighted average shares outstanding	5,221,476	5,198,634	5,213,982	5,195,912
Net income per share of common stock	$0.21	$0.43	$0.93	$1.13

Diluted Earnings per Share:
Weighted average shares outstanding	5,221,601	5,198,656	5,214,262	5,195,962
Net income per share of common stock	$0.21	$0.43	$0.93	$1.13

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, dollars in thousands)	2020	2019	2020	2019

Net income	$1,100	$2,232	$4,844	$5,885
Other comprehensive income (loss), net of tax
Net unrealized gain on available-for-sale securities	453	212	4,029	3,068
Reclassification for gain included in net income	(1)	(225)	(146)	(246)
Other comprehensive income (loss), net of tax	452	(13)	3,883	2,822
Comprehensive income	$1,552	$2,219	$8,727	$8,707

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(unaudited, dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
THREE MONTHS ENDED SEPTEMBER 30, 2020

Balance at June 30, 2020	5,191,217	$25,956	$21,093	$65,468	$3,352	$115,869
Net income	-	-	-	1,100	-	1,100
Other comprehensive income, net of tax	-	-	-	-	452	452
Employee Stock Purchase Plan share issuance	1,592	8	16	-	-	24
Restricted stock vested	-	-	-	-	-	-
Stock-based compensation expense	-	-	56	-	-	56
Cash dividends ($0.12 per share)	-	-	-	(626)	-	(626)

Balance at end of period	5,192,809	$25,964	$21,165	$65,942	$3,804	$116,875

THREE MONTHS ENDED SEPTEMBER 30, 2019

Balance at June 30, 2019	5,178,339	$25,892	$20,838	$60,016	$679	$107,425
Net income	-	-	-	2,232	-	2,232
Other comprehensive loss, net of tax	-	-	-	-	(13)	(13)
Employee Stock Purchase Plan share issuance	897	4	16	-	-	20
Restricted stock vested	-	-	-	-	-	-
Stock-based compensation expense	-	-	22	-	-	22
Cash dividends ($0.12 per share)	-	-	-	(623)	-	(623)

Balance at end of period	5,179,236	$25,896	$20,876	$61,625	$666	$109,063

(dollars in thousands, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
NINE MONTHS ENDED SEPTEMBER 30, 2020

Balance at December 31, 2019	5,180,105	$25,901	$20,959	$62,975	$(79)	$109,756
Net income	-	-	-	4,844	-	4,844
Other comprehensive income, net of tax	-	-	-	-	3,883	3,883
Employee Stock Purchase Plan share issuance	4,185	21	49	-	-	70
Restricted stock vested	8,519	42	(42)	-	-	-
Stock-based compensation expense	-	-	199	-	-	199
Cash dividends ($0.36 per share)	-	-	-	(1,877)	-	(1,877)

Balance at end of period	5,192,809	$25,964	$21,165	$65,942	$3,804	$116,875

NINE MONTHS ENDED SEPTEMBER 30, 2019

Balance at December 31, 2018	5,170,600	$25,853	$20,698	$57,611	$(2,156)	$102,006
Net income	-	-	-	5,885	-	5,885
Other comprehensive income, net of tax	-	-	-	-	2,822	2,822
Employee Stock Purchase Plan share issuance	2,797	14	46	-	-	60
Restricted stock vested	5,839	29	(29)	-	-	-
Stock-based compensation expense	-	-	161	-	-	161
Cash dividends ($0.36 per share)	-	-	-	(1,871)	-	(1,871)

Balance at end of period	5,179,236	$25,896	$20,876	$61,625	$666	$109,063

See Notes to Consolidated Financial Statements.

Index

Old Point Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,844	$5,885
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,601	1,672
Amortization of right of use lease asset	278	240
Accretion related to acquisition, net	(52)	(192)
Provision for loan losses	900	1,013
Gain on sale of securities, net	(185)	(312)
Net amortization of securities	458	911
Increase in loans held for sale, net	(12,065)	(1,099)
Net gain on disposal of premises and equipment	(818)	-
Net gain on sale of other real estate owned	(22)	(2)
Income from bank owned life insurance	(630)	(591)
Stock compensation expense	199	161
Deferred tax benefit	(1,032)	1,339
Increase in other assets	(1,666)	(516)
Decrease in accrued expenses and other liabilities	(1,162)	(578)
Net cash (used in) provided by operating activities	(9,352)	7,931

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(44,173)	(73,940)
(Purchases of) proceeds from redemption restricted securities, net	(78)	502
Proceeds from maturities and calls of available-for-sale securities	7,684	22,145
Proceeds from sales of available-for-sale securities	9,385	47,749
Paydowns on available-for-sale securities	8,914	8,779
Net (increase) decrease in loans held for investment	(124,834)	32,796
Proceeds from sales of other real estate owned	40	85
Purchases of premises and equipment	(758)	(1,295)
Proceeds from sale of premises and equipment	2,204	-
Net cash (used in) provided by investing activities	(141,616)	36,821

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	100,968	5,154
Increase in savings deposits	86,575	12,263
(Decrease) increase in time deposits	(25,976)	4,125
Decrease in federal funds purchased, repurchase agreements and other borrowings, net	(5,621)	(2,493)
Increase in Federal Home Loan Bank advances	25,000	10,000
Repayment of Federal Home Loan Bank advances	(23,500)	(23,000)
Increase in Federal Reserve Bank borrowings	37,515	-
Repayment of Federal Reserve Bank borrowings	(175)	-
Proceeds from ESPP issuance	70	60
Cash dividends paid on common stock	(1,877)	(1,871)
Net cash provided by financing activities	192,979	4,238

Net increase in cash and cash equivalents	42,011	48,990
Cash and cash equivalents at beginning of period	89,865	42,217
Cash and cash equivalents at end of period	$131,876	$91,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,353	$4,708

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Unrealized gain on securities available-for-sale	$4,915	$3,572
Loans transferred to other real estate owned	$254	$-
Right of use lease asset and liability	$862	$751

See Notes to Consolidated Financial Statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Old Point Financial Corporation (NASDAQ: OPOF) (the Company) and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly the financial position at September 30, 2020 and December 31, 2019, the statements of income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the statements of cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

NATURE OF OPERATIONS

Old Point Financial Corporation is a holding company that conducts substantially all of its operations through two subsidiaries, the Bank and Trust. The Bank serves individual and commercial customers, the majority of which are in Hampton Roads, Virginia. As of September 30, 2020, the Bank had 19 branch offices. The Bank offers a full range of deposit and loan products to its retail and commercial customers, including mortgage loan products offered through Old Point Mortgage. A full array of insurance products is also offered through Old Point Insurance, LLC in partnership with Morgan Marrow Company. Trust offers a full range of services for individuals and businesses. Products and services include retirement planning, estate planning, financial planning, estate and trust administration, retirement plan administration, tax services and investment management services.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and impaired their ability to fulfill their financial obligations to the Company.  In March 2020, the World Health Organization declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed.  In response to the COVID-19 pandemic, the Virginia Governor took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.  The Bank was deemed an essential business and our branches remain open for drive-thru services and appointments, and beginning on September 28, 2020, branch lobbies have reopened for service on a one-by-one customer basis.

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

The Company’s business, financial condition and results of operations generally rely upon the ability of its borrowers to repay their loans, the value of collateral underlying secured loans, and the demand for loans and other products and services offered, which are highly dependent on the business environment in the Company’s primary markets. As of September 30, 2020, the Company had loan modifications on $7.5 million, or 0.86% of gross loans, down from approximately $128.9 million, or 15.0%, of gross loans as of June 30, 2020. Of the loans still under modifications at September 30, 2020, $729 thousand were under initial modification with the remaining $6.8 million under a second modification. Initial and second modifications consisted primarily of 60- or 90-day principal and interest payment deferral periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law, which established the Paycheck Protection Program (PPP), establishing $349 billion in funding for loans. Under the program, the Small Business Administration (SBA) will forgive loans made by approved lenders to eligible borrowers for payroll, rent, mortgage interest, and/or utilities. On April 16, 2020, the original funding under the PPP was depleted, and on April 24, 2020, further funding was signed into law, adding another $310 billion to the PPP. As of September 30, 2020, the Company had originated $104.2 million in PPP loans for both customers and non-customers. The Company participated until the PPP closed to new loan applications on August 8, 2020.

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

Index
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

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted EPS calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

In March 2020 (revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (the agencies) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASU No. 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring (TDR) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.  Refer to Note 3 for further discussion.

Index
Note 2. Securities

Amortized costs and fair values, with gross unrealized gains and losses, of securities available-for-sale as of the dates indicated are as follows:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,966	$104	$-	$7,070
Obligations of U.S. Government agencies	33,040	35	(443)	32,632
Obligations of state and policitcal subdivisions	33,957	1,978	-	35,935
Mortgage-backed securities	70,991	3,108	(64)	74,035
Money market investments	4,982	-	-	4,982
Corporate bonds and other securities	13,795	130	(32)	13,893
	$163,731	$5,355	$(539)	$168,547

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$6,925	$78	$-	$7,003
Obligations of U.S. Government agencies	33,998	9	(403)	33,604
Obligations of state and policitcal subdivisions	24,525	442	(225)	24,742
Mortbage-backed securities	72,000	460	(552)	71,908
Money market investments	3,825	-	-	3,825
Corporate bonds and other securities	4,542	94	(3)	4,633
	$145,815	$1,083	$(1,183)	$145,715

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

The Company has not recorded impairment charges through income on securities for the three or nine months ended September 30, 2020 or 2019.

The amortized cost and fair value of securities by contractual maturity are shown below:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$8,529	$8,641
Due after one year through five years	3,290	3,417
Due after five through ten years	41,420	43,059
Due after ten years	105,510	108,448
Other securities, restricted	4,982	4,982
	$163,731	$168,547

Index
The following table summarizes net realized gains and losses on the sale of investment securities during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Securities Available-for-sale
Realized gains on sales of securities	$1	$479	$186	$515
Realized losses on sales of securities	-	(193)	(1)	(203)
Net realized gain	$1	$286	$185	$312

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the dates indicated:

	September 30, 2020
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$134	$10,284	$309	$19,491	$443	$29,775
Mortgage-backed securities	59	7,402	5	1,367	64	8,769
Corporate bonds and other securities	32	6,221	-	-	32	6,221
Total securities available-for-sale	$225	$23,907	$314	$20,858	$539	$44,765

	December 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government agencies	$349	$29,744	$54	$2,562	$403	$32,306
Obligations of state and policitcal subdivisions	225	10,112	-	-	225	10,112
Mortgage-backed securities	405	44,661	147	14,078	552	58,739
Corporate bonds and other securities	-	-	3	197	3	197
Total securities available-for-sale	$979	$84,517	$204	$16,837	$1,183	$101,354

The number of investments at an unrealized loss position as of September 30, 2020 and December 31, 2019 were 29 and 47, respectively. Certain investments within the Company’s portfolio had unrealized losses for more than twelve months at September 30, 2020 and December 31, 2019, as shown in the tables above. The unrealized losses were caused by changes in market interest rates and not a result of credit deterioration. Because the Company does not intend to sell the investments and management believes it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2020 or December 31, 2019.

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

Index

Note 3. Loans and the Allowance for Loan Losses

The following is a summary of the balances in each class of the Company’s portfolio of loans held for investment as of the dates indicated:

(dollars in thousands)	September 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$126,546	$118,561
Commercial - owner occupied	150,490	141,743
Commercial - non-owner occupied	166,165	135,798
Multifamily	22,735	25,865
Construction	39,256	40,716
Second mortgages	11,647	13,941
Equity lines of credit	49,218	52,286
Total mortgage loans on real estate	566,057	528,910
Commercial and industrial loans	171,235	75,383
Consumer automobile loans	82,494	97,294
Other consumer loans	39,363	39,713
Other	12,741	6,565
Total loans, net of deferred fees	871,890	747,865
Less: Allowance for loan losses	9,920	9,660
Loans, net of allowance and deferred fees (1)	$861,970	$738,205

(1)	Net deferred loan fees totaled $2.4 million and $557 thousand at September 30, 2020 and December 31, 2019, respectively.

Overdrawn deposit accounts are reclassified as loans and included in the Other category in the table above. Overdrawn deposit accounts, excluding internal use accounts, totaled $284 thousand and $449 thousand at September 30, 2020 and December 31, 2019, respectively.

Acquired Loans

The outstanding principal balance and the carrying amount of total acquired loans included in the consolidated balance sheets as of  September 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Outstanding principal balance	$10,475	$16,850
Carrying amount	10,271	16,561

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Company applies FASB ASC 310-30 to account for interest earned, as of September 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Outstanding principal balance	$213	$227
Carrying amount	88	85

The following table presents changes in the accretable yield on purchased credit-impaired loans, for which the Company applies FASB ASC 310-30, at September 30, 2020 and 2019:

(dollars in thousands)	September 30, 2020	September 30, 2019
Balance at January 1	$72	$12
Accretion	(29)	5
Balance at end of period	43	17

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

•	Loss: Loans have been identified for charge-off because they are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

Index
The following tables present credit quality exposures by internally assigned risk ratings as of the dates indicated:

Credit Quality Information As of September 30, 2020
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$125,324	$-	$1,222	$-	$126,546
Commercial - owner occupied	143,807	2,851	3,832	-	150,490
Commercial - non-owner occupied	165,405	760	-	-	166,165
Multifamily	22,735	-	-	-	22,735
Construction	38,258	998	-	-	39,256
Second mortgages	11,543	-	104	-	11,647
Equity lines of credit	49,218	-	-	-	49,218
Total mortgage loans on real estate	$556,290	$4,609	$5,158	$-	$566,057
Commercial and industrial	170,430	403	402	-	171,235
Consumer automobile	82,100	-	394	-	82,494
Other consumer	39,363	-	-	-	39,363
Other	12,741	-	-	-	12,741
Total	$860,924	$5,012	$5,954	$-	$871,890

Credit Quality Information As of December 31, 2019
(dollars in thousands)	Pass	OAEM	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$116,380	$-	$2,181	$-	$118,561
Commercial - owner occupied	134,570	1,618	5,555	-	141,743
Commercial - non-owner occupied	132,851	1,622	1,325	-	135,798
Multifamily	25,865	-	-	-	25,865
Construction	40,716	-	-	-	40,716
Second mortgages	13,837	-	104	-	13,941
Equity lines of credit	52,286	-	-	-	52,286
Total mortgage loans on real estate	$516,505	$3,240	$9,165	$-	$528,910
Commercial and industrial	74,963	66	354	-	75,383
Consumer automobile	96,907	-	387	-	97,294
Other consumer	39,713	-	-	-	39,713
Other	6,565	-	-	-	6,565
Total	$734,653	$3,306	$9,906	$-	$747,865

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

Age Analysis of Past Due Loans as of September 30, 2020
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$304	$130	$86	$-	$609	$125,417	$126,546
Commercial - owner occupied	298	-	-	88	3,619	146,485	150,490
Commercial - non-owner occupied	-	-	-	-	-	166,165	166,165
Multifamily	123	-	-	-	-	22,612	22,735
Construction	-	-	-	-	-	39,256	39,256
Second mortgages	46	-	-	-	104	11,497	11,647
Equity lines of credit	232	-	-	-	-	48,986	49,218
Total mortgage loans on real estate	$1,003	$130	$86	$88	$4,332	$560,418	$566,057
Commercial and industrial	56	-	90	-	226	170,863	171,235
Consumer automobile	730	236	38	-	-	81,490	82,494
Other consumer	428	389	663	-	-	37,883	39,363
Other	45	2	-	-	-	12,694	12,741
Total	$2,262	$757	$877	$88	$4,558	$863,348	$871,890

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the past due totals include student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.0 million at September 30, 2020.

Age Analysis of Past Due Loans as of December 31, 2019
(dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due and still Accruing	PCI	Nonaccrual	Total Current Loans (1)	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$891	$-	$-	$-	$1,459	$116,211	$118,561
Commercial - owner occupied	-	319	-	85	2,795	138,544	141,743
Commercial - non-owner occupied	-	-	-	-	1,422	134,376	135,798
Multifamily	-	-	-	-	-	25,865	25,865
Construction	100	-	-	-	-	40,616	40,716
Second mortgages	49	-	-	-	104	13,788	13,941
Equity lines of credit	25	-	-	-	-	52,261	52,286
Total mortgage loans on real estate	$1,065	$319	$-	$85	$5,780	$521,661	$528,910
Commercial and industrial	211	-	-	-	257	74,915	75,383
Consumer automobile	1,115	299	203	-	-	95,677	97,294
Other consumer	1,032	891	888	-	-	36,902	39,713
Other	81	9	-	-	-	6,475	6,565
Total	$3,504	$1,518	$1,091	$85	$6,037	$735,630	$747,865

(1)	For purposes of this table, Total Current Loans includes loans that are 1 - 29 days past due.

In the table above, the other consumer loans category includes student and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The past due principal portion of these guaranteed loans totaled $1.8 million at December 31, 2019.

Although the portions of the student and small business loan portfolios that are 90 days or more past due would normally be considered impaired, the Company does not include these loans in its impairment analysis. Because the federal government has provided guarantees of repayment of these student and small business loans in an amount ranging from 97% to 100% of the total principal and interest of the loans as of September 30, 2020, management does not expect significant increases in delinquencies of these loans to have a material effect on the Company.

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

The following table presents loans in nonaccrual status by class of loan as of the dates indicated:

Nonaccrual Loans by Class

(dollars in thousands)	September 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$609	$1,459
Commercial - owner occupied	3,619	2,795
Commercial - non-owner occupied	-	1,422
Second mortgages	104	104
Total mortgage loans on real estate	$4,332	$5,780
Commercial and industrial	226	257
Total	$4,558	$6,037

No purchased credit-impaired loans were on nonaccrual status at September 30, 2020.

The following table presents the interest income that the Company would have earned under the original terms of its nonaccrual loans and the actual interest recorded by the Company on nonaccrual loans for the periods presented:

	Nine Months Ended September 30,
(dollars in thousand)	2020	2019
Interest income that would have been recorded under original loan terms	$145	$198
Actual interest income recorded for the period	34	101
Reduction in interest income on nonaccrual loans	$111	$97

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

There was one new TDR in the nine months ended September 30, 2020. The outstanding principal balance pre- and post-modification was $177 thousand and the borrower was provided with an extended repayment schedule of interest only. There were three new TDRs in the nine months ended September 30, 2019.

At September 30, 2020 and 2019, the Company had no outstanding commitments to disburse additional funds on any TDR. The Company had no loans secured by residential 1 - 4 family real estate in the process of foreclosure at September 30, 2020.  At December 31, 2019, the Company had $272 thousand in loans secured by 1-4 family residential real estate in process of foreclosure.

In the three and nine months ended September 30, 2020 and 2019, there were no defaulting TDRs where the default occurred within twelve months of restructuring. The Company considers a TDR in default when any of the following occurs: the loan, as restructured, becomes 90 days or more past due; the loan is moved to nonaccrual status following the restructure; the loan is restructured again under terms that would qualify it as a TDR if it were not already so classified; or any portion of the loan is charged off.

All TDRs are factored into the determination of the allowance for loan losses and included in the impaired loan analysis, as discussed below.

Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to the COVID-19 pandemic, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency by the President. All short term loan modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief are not considered TDRs. The Company has examined the payment accommodations granted to borrowers in response to COVID-19 and found that all borrowers were current prior to relief and were not experiencing financial difficulty prior to the COVID-19 pandemic. As of September 30, 2020, the Company had loan modifications on $7.5 million, or 0.9%, of the loan portfolio, granting primarily 60- or 90- day principal and interest payment deferrals.  Loan modifications under the CARES Act are being monitored for indications of credit softening, at which time the credit will be analyzed under current underwriting standards for appropriate action and designation. The Company recognizes interest income as earned and management expects that the deferred interest will be repaid by the borrower in a future period.

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

Impaired Loans by Class
					For the nine months ended
	As of September 30, 2020				September 30, 2020
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$788	$665	$87	$37	$759	$6
Commercial	6,184	761	3,314	200	5,052	54
Construction	85	-	84	10	85	3
Second mortgages	241	-	239	134	240	4
Total mortgage loans on real estate	7,298	1,426	3,724	381	6,136	67
Commercial and industrial	294	96	138	84	250	-
Other consumer loans	17	15	-	-	16	1
Total	$7,609	$1,537	$3,862	$465	$6,402	$68

Impaired Loans by Class
					For the Year Ended
	As of December 31, 2019				December 31, 2019
(Dollars in thousands)	Unpaid Principal Balance	Without Valuation Allowance	With Valuation Allowance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,542	$1,519	$89	$39	$1,416	$11
Commercial	9,333	4,538	1,611	317	6,822	123
Construction	89	-	88	14	88	4
Second mortgages	247	-	245	111	246	6
Total mortgage loans on real estate	11,211	6,057	2,033	481	8,572	144
Commercial and industrial	362	354	-	-	273	4
Other consumer loans	22	-	-	-	21	1
Total	$11,595	$6,411	$2,033	$481	$8,866	$149

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

Index
Each segment of the portfolio is pooled by risk grade or by days past due. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on days past due, while all other loans, including loans to consumers that are secured by real estate, are segmented by risk grades. A historical loss percentage is then calculated by migration analysis and applied to each pool. The migration analysis applied to all pools is able to track the risk grading and historical performance of individual loans throughout a number of periods set by management, which provides management with information regarding trends (or migrations) in a particular loan segment. At September 30, 2020 and December 31, 2019 management used eight twelve-quarter migration periods.

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

Based on credit risk assessments and management’s analysis of qualitative factors, additional loss factors are applied to loan balances. These additional qualitative factors include: economic conditions (including uncertainties associated with the COVID-19 pandemic),  trends in growth, loan concentrations, changes in certain loans, changes in underwriting, changes in management and changes in the legal and regulatory environment.

Given the timing of the outbreak in the United States of the COVID-19 pandemic, management does not believe that the Company’s performance in relation to credit quality during the first nine months of 2020 was significantly impacted.  The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during the latter portion of the first quarter of 2020 and into the subsequent quarters.  With so much uncertainty, it is impossible for the Company to accurately predict the impact that the pandemic will have on the Company’s primary market and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic will likely have a material impact on the Company’s performance for 2020.  The Company’s credit administration is closely monitoring and analyzing the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the Board of Directors. Based on capital levels, stress testing indications, prudent underwriting policies, watch credit processes, and loan concentration diversification, the Company currently expects to be able to manage the economic risks and uncertainties associated with the pandemic which may include additional increases in the provision for loan losses.

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

ALLOWANCE FOR LOAN LOSSES BY SEGMENT

The total allowance reflects management’s estimate of losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $9.9 million adequate to cover probable loan losses inherent in the loan portfolio at September 30, 2020.

Index
The following tables present, by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

ALLOWANCE FOR LOAN LOSSES AND RECORDED INVESTMENT IN LOANS
	For the nine months ended September 30, 2020

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$1,244	$258	$6,168	$1,694	$296	$-	$9,660
Charge-offs	(9)	-	(389)	(701)	(278)	-	(1,377)
Recoveries	9	-	352	321	55	-	737
Provision for loan losses	(300)	41	989	12	124	34	900
Ending Balance	$944	$299	$7,120	$1,326	$197	$34	$9,920

Individually evaluated for impairment	$84	$10	$371	$-	$-	$-	$465
Collectively evaluated for impairment	860	289	6,749	1,326	197	34	9,455
Purchased credit-impaired loans	-	-	-	-	-		-

Ending Balance	$944	$299	$7,120	$1,326	$197	$34	$9,920

Loans Balances:
Individually evaluated for impairment	234	84	5,066	15	-	-	5,399
Collectively evaluated for impairment	171,001	39,172	521,647	121,842	12,741	-	866,403
Purchased credit-impaired loans	-	-	88	-	-		88
Ending Balance	$171,235	$39,256	$526,801	$121,857	$12,741	$-	$871,890

(1)	The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

	For the Year ended December 31, 2019

(Dollars in thousands)	Commercial and Industrial	Real Estate Construction	Real Estate - Mortgage (1)	Consumer (2)	Other	Unallocated	Total
Allowance for loan losses:
Balance, beginning	$2,340	$156	$5,956	$1,354	$305	$-	$10,111
Charge-offs	-	-	(197)	(776)	(425)	-	(1,398)
Recoveries	10	-	200	351	68	-	629
Provision for loan losses	(1,106)	102	209	765	348	-	318
Ending Balance	$1,244	$258	$6,168	$1,694	$296	$-	$9,660

Individually evaluated for impairment	$-	$14	$467	$-	$-	$-	$481
Collectively evaluated for impairment	1,244	244	5,701	1,694	296	-	9,179
Purchased credit-impaired loans	-	-	-	-	-		-

Ending Balance	$1,244	$258	$6,168	$1,694	$296	$-	$9,660

Loans Balances:
Individually evaluated for impairment	354	88	8,002	-	-	-	8,444
Collectively evaluated for impairment	75,029	40,628	480,107	137,007	6,565	-	739,336
Purchased credit-impaired loans	-	-	85	-	-		85
Ending Balance	$75,383	$40,716	$488,194	$137,007	$6,565	$-	$747,865

(1)	The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2)	The consumer segment includes consumer automobile loans.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	September 30, 2020
Lease liabilities	$1,028
Right-of-use assets	$1,016
Weighted average remaining lease term	4.48 years
Weighted average discount rate	2.25%

Index
	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (in thousands)	2020	2019	2020	2019
Operating lease cost	$99	$82	$278	$253
Total lease cost	$99	$82	$278	$253

Cash paid for amounts included in the measurement of lease liabilities	$97	$81	$274	$250

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of September 30, 2020
Three months ending December 31, 2020	$96
Twelve months ending December 31, 2021	266
Twelve months ending December 31, 2022	250
Twelve months ending December 31, 2023	156
Thereafter	366
Total undiscounted cash flows	$1,134
Discount	(106)
Lease liabilities	$1,028

Note 5. Low-Income Housing Tax Credits

The Company was invested in four separate housing equity funds at both September 30, 2020 and December 31, 2019. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia; develop and implement strategies to maintain projects as low-income housing; deliver Federal Low Income Housing Credits to investors; allocate tax losses and other possible tax benefits to investors; and preserve and protect project assets.

The investments in these funds were recorded as other assets on the consolidated balance sheets and were $2.8 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively. The expected terms of these investments and the related tax benefits run through 2033. Total projected tax credits to be received for 2020 are $413 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $18 thousand at September 30, 2020 and $50 thousand at December 31, 2019, respectively, and are recorded in accrued expenses and other liabilities on the corresponding consolidated balance sheet.

Index
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on
	2020	2019	2020	2019	Consolidated Income Statement
Tax credits and other benefits
Amortization of operating losses	$45	$46	$136	$171	ATM and other losses
Tax benefit of operating losses*	10	10	29	36	Income tax expense
Tax credits	105	106	314	335	Income tax expense
Total tax benefits	$115	$116	$343	$371

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

The Company maintains federal funds lines with several correspondent banks to address short-term borrowing needs. At September 30, 2020 and December 31, 2019, the remaining credit available from these lines totaled $100.0 million and $55.0 million, respectively. The Company has a collateral dependent line of credit with the FHLB with remaining credit availability of $325.8 million and $276.3 as of September 30, 2020 and December 31, 2019, respectively.

SHORT-TERM BORROWINGS

The following table presents total short-term borrowings as of the dates indicated:

(dollar in thousands)	September 30, 2020	December 31, 2019
Overnight repurchase agreements	$6,281	$11,452
Federal Home Loan Bank advances	-	-
Total short-term borrowings	$6,281	$11,452

Maximum month-end outstanding balance	$9,080	$38,138
Average outstanding balance during the period	$7,601	$27,382
Average interest rate (year-to-date)	0.06%	0.71%
Average interest rate at end of period	0.10%	0.10%

LONG-TERM BORROWINGS

The Company had long-term FHLB advances totaling $38.5 million outstanding at September 30, 2020 and $37.0 million outstanding at December 31, 2019. Scheduled maturity dates of the advances at September 30, 2020 range from February 26, 2021 to March 5, 2025, and the interest rates range from 0.88% to 2.89%. At September 30, 2020 the Company also had borrowings under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF) of $37.3 million. These borrowings are fully collateralized by PPP loans and will mature in concert with the underlying collateral, all of which will mature within 24 months of origination.

The Company also obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens National Bank acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At September 30, 2020 the outstanding balance was $1.5 million as compared to $2.0 million at December 31, 2019, and the then-current interest rate was 2.66%.

The loan agreement with the lender contains financial covenants including minimum return on average asset ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at September 30, 2020.

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

Index
The following financial instruments whose contract amounts represent credit risk were outstanding at September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit:
Home equity lines of credit	$67,876	$62,267
Commercial real estate, construction and development loans committed but not funded	16,198	15,637
Other lines of credit (principally commercial)	64,949	62,321
Total	$149,023	$140,225

Letters of credit	$5,653	$7,724

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

The 2016 Incentive Stock Plan (the Incentive Stock Plan) permits the issuance of up to 300,000 shares of common stock for awards to key employees and non-employee directors of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance units. As of September 30, 2020 only restricted stock has been granted under the Incentive Stock Plan.

Restricted stock activity for the nine months ended September 30, 2020 is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2020	19,933	$22.70
Issued	18,903	15.75
Vested	(8,519)	22.10
Forfeited	(741)	21.68
Nonvested, September 30, 2020	29,576	$18.46

The weighted average period over which nonvested awards are expected to be recognized is 1.46 years.

The fair value of restricted stock granted during the nine months ended September 30, 2020 and 2019 was $298 thousand and $361 thousand, respectively.

The remaining unrecognized compensation expense for nonvested restricted stock shares totaled $314 thousand as of September 30, 2020 and $286 thousand as of September 30, 2019.

Stock-based compensation expense was $56 thousand and $22 thousand for the three months ended September 30, 2020 and 2019,  respectively, and $199 thousand and $161 thousand for the nine months ended September 30, 2020 and 2019, respectively.

Under the Company’s Employee Stock Purchase Plan (ESPP), substantially all employees of the Company and its subsidiaries can authorize a specific payroll deduction from their base compensation for the periodic purchase of the Company’s common stock. Shares of stock are issued quarterly at a discount to the market price of the Company’s stock on the day of purchase, which can range from 0-15% and was set at 5% for 2019 and for the first nine months of 2020.

4,185 shares were purchased under the ESPP during the nine months ended September 30, 2020. At September 30, 2020, the Company had 234,085 remaining shares reserved for issuance under the ESPP.

Index
Note 9. Stockholders’ Equity and Earnings per Share

STOCKHOLDERS’ EQUITY – Accumulated Other Comprehensive Income (Loss)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on
(dollars in thousands)	2020	2019	2020	2019	Consolidated Statement of Income
Available-for-sale securities
Realized gains on sales of securities	$1	$286	$185	$312	Gain on sale of available-for-sale securities, net
Tax effect	-	61	39	66	Income tax expense
	$1	$225	$146	$246

The following tables present the changes in accumulated other comprehensive income (loss), by category, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2020
Balance at beginning of period	$3,352	$3,352
Net other comprehensive income	452	452
Balance at end of period	$3,804	$3,804

Three Months Ended September 30, 2019
Balance at beginning of period	$679	$679
Net other comprehensive income (loss)	(13)	(13)
Balance at end of period	$666	$666

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)

Nine Months Ended September 30, 2020
Balance at beginning of period	$(79)	$(79)
Net other comprehensive income	3,883	3,883
Balance at end of period	$3,804	$3,804

Nine Months Ended September 30, 2019
Balance at beginning of period	$(2,156)	$(2,156)
Net other comprehensive income	2,822	2,822
Balance at end of period	$666	$666

The following tables present the change in each component of accumulated other comprehensive income (loss) on a pre-tax and after-tax basis for the periods indicated.

	Three Months Ended September 30, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$573	$120	$453
Reclassification adjustment for gains recognized in income	(1)	-	(1)

Total change in accumulated other comprehensive income, net	$572	$120	$452

	Three Months Ended September 30, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$269	$56	$212

Total change in accumulated other comprehensive income, net	$(17)	$(4)	$(13)

Index
	Nine Months Ended September 30, 2020
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,100	$1,071	$4,029
Reclassification adjustment for gains recognized in income	(185)	(39)	(146)

Total change in accumulated other comprehensive income, net	$4,915	$1,032	$3,883

	Nine Months Ended September 30, 2019
(dollars in thousands)	Pretax	Tax	Net-of-Tax
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,884	$816	$3,068
Reclassification adjustment for gains recognized in income	(312)	(66)	(246)

Total change in accumulated other comprehensive income, net	$3,572	$750	$2,822

EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares attributable to the employee stock purchase plan.

The following is a reconciliation of the denominators of the basic and diluted EPS computations for the three months and nine months ended September 30, 2020 and 2019:

(dollars in thousands except per share data)	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2020
Net income, basic	$1,100	5,221	$0.21
Potentially dilutive common shares - employee stock purchase program	-	1	-
Diluted	$1,100	5,222	$0.21

Three Months Ended September 30, 2019
Net income, basic	$2,232	5,199	$0.43
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$2,232	5,199	$0.43

Nine Months Ended September 30, 2020
Net income, basic	$4,844	5,214	$0.93
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$4,844	5,214	$0.93

Nine Months Ended September 30, 2019
Net income, basic	$5,885	5,196	$1.13
Potentially dilutive common shares - employee stock purchase program	-	-	-
Diluted	$5,885	5,196	$1.13

The Company had no antidilutive shares outstanding in the nine months ended September 30, 2020 and 2019, respectively. Nonvested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

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

Index
The following tables present the balances of certain assets measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at September 30, 2020 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,070	$-	$7,070	$-
Obligations of U.S. Government agencies	32,632	-	32,632	-
Obligations of state and political subdivisions	35,935	-	35,935	-
Mortgage-backed securities	74,035	-	74,035	-
Money market investments	4,982	-	4,982	-
Corporate bonds and other securities	13,893	-	13,893	-
Total available-for-sale securities	$168,547	$-	$168,547	$-

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Treasury securities	$7,003	$-	$7,003	$-
Obligations of U.S. Government agencies	33,604	-	33,604	-
Obligations of state and political subdivisions	24,742	-	24,742	-
Mortgage-backed securities	71,908	-	71,908	-
Money market investments	3,825	-	3,825	-
Corporate bonds and other securities	4,633	-	4,633	-
Total available-for-sale securities	$145,715	$-	$145,715	$-

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

		Carrying Value at September 30, 2020
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$50	$-	$-	$50
Commercial	1,052	-	-	1,052
Construction	74	-	-	74
Total mortgage loans on real estate	$1,176	$-	$-	$1,176
Commercial and industrial	53	-	-	53
Total	$1,229	$-	$-	$1,229

Loans
Loans held for sale	$12,655	$-	$12,655	$-

Other real estate owned
Residential 1-4 family	$236	$-	$-	$236
Total	$236	$-	$-	$236

Index
		Carrying Value at December 31, 2019
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Mortgage loans on real estate:
Residential 1-4 family	$74	$-	$-	$74
Commercial	1,294	-	-	1,294
Construction	74	-	-	74
Total mortgage loans on real estate	1,442	-	-	1,442
Total	$1,442	$-	$-	$1,442

Loans
Loans held for sale	$590	$-	$590	$-

The following tables display quantitative information about Level 3 Fair Value Measurements as of the dates indicated:

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at September 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$50	Market comparables	Selling costs	6.00% - 8.00% (7.25%)
			Liquidation discount	4.00%
Commercial real estate	$1,052	Market comparables	Selling costs	6.00% - 10.00% (8.00%)
			Liquidation discount	35.00%
Construction	$74	Market comparables	Selling costs	6.00% - 8.00% (7.25%)
Commercial and industrial	$53	Market comparables	Selling costs	0.00% - 7.25% (6.00%)
			Liquidation discount	0.00% - 4.00% (3.33%)
Other real estate owned
Residential 1-4 family	$236	Market comparables	Selling costs	6.00% - 8.00% (7.25%)
			Liquidation discount	4.00%

		Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans
Residential 1-4 family real estate	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%
Commercial real estate	$1,294	Market comparables	Selling costs	6.00%
			Liquidation discount	35.00%
Construction	$74	Market comparables	Selling costs	7.25%
			Liquidation discount	4.00%

Index
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments as of the dates indicated are as follows:

		Fair Value Measurements at September 30, 2020 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$131,876	$131,876	$-	$-
Securities available-for-sale	168,547	-	168,547	-
Restricted securities	3,004	-	3,004	-
Loans held for sale	12,655	-	12,655	-
Loans, net of allowances for loan losses	861,970	-	-	857,960
Bank owned life insurance	28,177	-	28,177	-
Accrued interest receivable	3,679	-	3,679	-

Liabilities
Deposits	$1,051,063	$-	$1,054,378	$-
Overnight repurchase agreements	6,281	-	6,281	-
Federal Home Loan Bank advances	38,500	-	37,864	-
Federal Reserve Bank borrowings	37,340	-	37,340	-
Other borrowings	1,500	-	1,500	-
Accrued interest payable	479	-	479	-

		Fair Value Measurements at December 31, 2019 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$89,865	$89,865	$-	$-
Securities available-for-sale	145,715	-	145,715	-
Restricted securities	2,926	-	2,926	-
Loans held for sale	590	-	590	-
Loans, net of allowances for loan losses	738,205	-	-	734,932
Bank owned life insurance	27,547	-	27,547	-
Accrued interest receivable	2,762	-	2,762	-

Liabilities
Deposits	$889,496	$-	$893,584	$-
Overnight repurchase agreements	11,452	-	11,452	-
Federal Home Loan Bank advances	37,000	-	36,747	-
Other borrowings	1,950	-	1,950	-
Accrued interest payable	620	-	620	-

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

Index
Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019 follows:

	Three Months Ended September 30, 2020
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$9,732	$6	$1,244	$(1,245)	$9,737
Income from fiduciary activities	-	955	-	-	955
Other income	2,483	234	50	(65)	2,702
Total operating income	12,215	1,195	1,294	(1,310)	13,394

Expenses
Interest expense	1,258	-	11	-	1,269
Provision for loan losses	300	-	-	-	300
Salaries and employee benefits	5,746	760	154	-	6,660
Other expenses	3,752	249	68	(65)	4,004
Total operating expenses	11,056	1,009	233	(65)	12,233

Income before taxes	1,159	186	1,061	(1,245)	1,161

Income tax expense (benefit)	61	39	(39)	-	61

Net income	$1,098	$147	$1,100	$(1,245)	$1,100

Capital expenditures	$86	$10	$-	$-	$96

Total assets	$1,249,144	$6,961	$118,423	$(118,435)	$1,256,093

	Three Months Ended September 30, 2019
(dollars in thousands)	Bank	Trust	Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$10,177	$32	$2,371	$(2,372)	$10,208
Income from fiduciary activities	-	949	-	-	949
Other income	2,573	229	51	(65)	2,788
Total operating income	12,750	1,210	2,422	(2,437)	13,945

Expenses
Interest expense	1,629	-	27	-	1,656
Recovery of loan losses	-	-	-	-	-
Salaries and employee benefits	5,099	777	115	-	5,991
Other expenses	3,432	253	85	(65)	3,705
Total operating expenses	10,160	1,030	227	(65)	11,352

Income before taxes	2,590	180	2,195	(2,372)	2,593

Income tax expense (benefit)	359	39	(37)	-	361

Net income	$2,231	$141	$2,232	$(2,372)	$2,232

Capital expenditures	$614	$2	$-	$-	$616

Total assets	$1,044,249	$6,531	$111,188	$(111,373)	$1,050,595

Index
	Nine Months Ended September 30, 2020
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$29,532	$40	$5,362	$(5,363)	$29,571
Income from fiduciary activities	-	2,881	-	-	2,881
Other income	7,289	769	150	(196)	8,012
Total operating income	36,821	3,690	5,512	(5,559)	40,464

Expenses
Interest expense	4,167	-	45	-	4,212
Provision for loan losses	900	-	-	-	900
Salaries and employee benefits	15,305	2,315	498	-	18,118
Other expenses	10,886	827	263	(196)	11,780
Total operating expenses	31,258	3,142	806	(196)	35,010

Income before taxes	5,563	548	4,706	(5,363)	5,454

Income tax expense (benefit)	631	117	(138)	-	610

Net income	$4,932	$431	$4,844	$(5,363)	$4,844

Capital expenditures	$742	$16	$-	$-	$758

Total assets	$1,249,144	$6,961	$118,423	$(118,435)	$1,256,093

	Nine Months Ended September 30, 2019
(dollars in thousands)	Bank	Trust	Unconsolidated Parent	Eliminations	Consolidated
Revenues
Interest and dividend income	$30,124	$94	$6,326	$(6,327)	$30,217
Income from fiduciary activities	-	2,837	-	-	2,837
Other income	7,114	820	151	(196)	7,889
Total operating income	37,238	3,751	6,477	(6,523)	40,943

Expenses
Interest expense	4,686	-	89	-	4,775
Provision for loan losses	1,013	-	-	-	1,013
Salaries and employee benefits	14,972	2,300	345	-	17,617
Other expenses	10,039	760	275	(196)	10,878
Total operating expenses	30,710	3,060	709	(196)	34,283

Income before taxes	6,528	691	5,768	(6,327)	6,660

Income tax expense (benefit)	744	148	(117)	-	775

Net income	$5,784	$543	$5,885	$(6,327)	$5,885

Capital expenditures	$1,269	$26	$-	$-	$1,295

Total assets	$1,044,249	$6,531	$111,188	$(111,373)	$1,050,595

The accounting policies of the segments are the same as those described in the summary of significant accounting policies reported in the Company’s 2019 Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

Index

Note 12. Subsequent Events

Subsequent to the quarterly period ended September 30, 2020, the Company detected and confirmed that the Bank and certain of its customers and employees were the target of an external, criminal cyber-attack involving theft and fraudulent activity perpetrated by third-party cybercriminals.

On or about October 8, 2020, Bank management discovered that one or more unauthorized persons had gained unlawful access to the account information of two customers (as identified to date), using such information to fraudulently create online banking accounts.  These fraudulent online accounts were then used to originate three fraudulent wire transfers (as identified to date) during the first week of October 2020.  While Bank management was able to timely prevent any further fraudulent wire transfer attempts, the cybercriminals managed to execute fraudulent wire transfers of cash in an amount totaling approximately $199 thousand.

Immediately upon discovery of this cyber incident, management recalled the wires from the other relevant financial institutions and reported the matter to appropriate Virginia and Federal law enforcement authorities, including the Virginia State Police High Tech Crimes Division and the U.S. Federal Bureau of Investigation Cyber Division, as well as the Bank’s regulators.  In addition, management also engaged outside legal counsel, Woods Rogers PLC, who engaged a third-party information technology forensics advisor to oversee an internal forensic investigation and advise Bank management and the Company’s Board of Directors concerning this matter.  Management has received confirmation from the banks receiving the fraudulent wires that a significant portion of the wired funds are held and anticipated to be returned to the Bank.

Based on this internal forensic investigation, management believes that two Bank employees may have been the target of phishing attempts by cybercriminals, resulting in Microsoft Office 365 accounts of two Bank employees being accessed by a threat actor beginning in late July 2020.  The Company’s internal forensic investigation suggests that the Bank and certain of its customers and employees' information may have been illegally accessed by an external, criminal threat. It is unknown at this time whether the suspected Microsoft Office 365 account incident and the fraudulent wire transfers are related.  The subset of Bank customers whose personal information was, or may have been, accessed as part of this cyber incident are in the process of being notified and supplied with additional information and resources, including credit monitoring.

Based on the nature of the incident, our research and internal forensic investigation and third party (including law enforcement) investigations, management has determined that, to date, this cyber incident has not had, and is not expected to have, any material effect on the Company or its financial statements, legal proceedings, reputation or customer relationships.  However, investigations into this cyber incident by management, outside legal counsel, the third-party forensics advisor and law enforcement remain ongoing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Old Point Financial Corporation and its subsidiaries (collectively, the Company). This discussion and analysis should be read with the consolidated financial statements, the notes to the financial statements, and the other financial data included in this report, as well as the Company’s 2019 Annual Report on Form 10-K and management’s discussion and analysis for the year ended December 31, 2019. Highlighted in the discussion are material changes from prior reporting periods and certain identifiable trends affecting the Company. Results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of results that may be attained for any other period. Amounts are rounded for presentation purposes while some of the percentages presented are computed based on unrounded amounts.

Caution About Forward-Looking Statements
In addition to historical information, certain statements in this report which use language such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” and similar expressions, may identify forward-looking statements. For this purpose, any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements are based on the beliefs of the Company’s management, as well as estimates and assumptions made by, and information currently available to, management. These statements are inherently uncertain, and there can be no assurance that the underlying estimates, assumptions or beliefs will prove to be accurate. Actual results could differ materially from historical results or those anticipated by such statements. Forward-looking statements in this report may include, without limitation: statements regarding future financial performance and profitability; performance of the investment and loan portfolios, including performance of the purchased student loan portfolio and expected trends in the quality of the loan portfolio; the ability of the Company to manage the impact of the COVID-19 pandemic; the Company’s assessment of and ability to manage and remediate the impact of cyber incidents, including those involving theft and fraudulent activity directed at the Bank and its customers and employees, perpetrated by third-party cybercriminals; the impact of potential changes in the political landscape; planned branch closures; the effects of diversifying the loan portfolio; strategic business and growth initiatives, including digital and technological strategies; management’s efforts to reposition the balance sheet and manage asset quality; revenue generation, efficiency initiatives and expense controls; deposit growth; levels and sources of liquidity; the securities portfolio; use of proceeds from the sale of securities; future levels of charge-offs or net recoveries; the impact of changes in NPAs on future earnings; write-downs and expected sales of other real estate owned; income taxes; monetary policy actions of the FOMC; and changes in interest rates.

Index
Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates and yields; general economic and business conditions, including unemployment levels and slowdowns in economic growth, especially related to further and sustained economic impacts of the COVID-19 pandemic; the effect of steps the Company takes in response to the pandemic, the severity and duration of the pandemic, the impact of loosening of governmental restrictions, the effect of any potential resurgence in infections, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein, the effects of the COVID-19 pandemic on, among other things, the Company’s business, financial condition, results of operations, liquidity, and credit quality and potential claims, damages and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in the administration of programs related to the COVID-19 pandemic (including, among other things, the CARES Act); demand for loan products; future levels of government defense spending particularly in the Company’s service area; uncertainty over future federal spending or budget priorities of the current administration, particularly in connection with the Department of Defense, on the Company’s service area; the performance of the Company’s dealer lending program; the impact of potential changes in the political landscape and related policy changes, including monetary, regulatory, and trade policies; monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board and any changes associated with the current administration; the quality or composition of the loan or securities portfolios; changes in the volume and mix of interest-earning assets and interest-bearing liabilities; the effects of management’s investment strategy and strategy to manage the net interest margin; the U.S. government’s guarantee of repayment of student or small business loans purchased by the Company; the level of net charge-offs on loans; deposit flows; competition; demand for financial services in the Company’s market area; implementation of new technologies; the Company’s ability to develop and maintain secure and reliable electronic systems; any interruption or breach of security in the Company’s information systems or those of the Company’s third party vendors or other service providers; cyberattacks, threats and events; reliance on third parties for key services; the use of inaccurate assumptions in management’s modeling systems; technological risks and developments; the real estate market; accounting principles, policies and guidelines; and other factors detailed in the Company’s publicly filed documents.

These risks and uncertainties, in addition to the risks and uncertainties identified in the Company’s Annual Report on Form 10-K,  Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date on which it is made, except as otherwise required by law. In addition, past results of operations are not necessarily indicative of future results.

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

On March 11, 2020, the World Health Organization  declared COVID-19 a pandemic. The effects of COVID-19 did have a material impact on the financial results of the Company as of September 30, 2020. Due to orders issued by the Governor of Virginia and in an abundance of caution for the health of our customers and employees, the Company closed lobbies of all branches but remained fully operational through appointments and drive thru capabilities. Beginning on September 28, 2020, branch lobbies have re-opened for service on a one-by-one customer basis. The Company actively assisted both customers and non-customers in obtaining loans through the PPP administered by the SBA. Additionally, the Company is working with customers affected by COVID-19 through payment deferrals and is tracking all payment accommodations to customers to identify and quantify any impact they might have on the Company.  As of September 30, 2020, the Company had loan modifications on $7.5 million, or 0.86% of gross loans, down from approximately $128.9 million, or 15.0%, of gross loans as of June 30, 2020. Of the loans still under modifications at September 30, 2020, $729 thousand were under initial modification with the remaining $6.8 million under a second modification. Initial and second modifications consisted primarily of 60- or 90-day principal and interest payment deferral periods. Continued uncertainty regarding the duration and scope of the pandemic and related effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses and resulting provision for loan losses.  Management considered the COVID-19 pandemic a triggering event for an interim impairment evaluation of goodwill and determined no impairment should be recorded as of September 30, 2020.  The Company currently expects to be able to manage the economic risks and uncertainties associated with the COVID-19 pandemic with sufficient liquidity and capital levels. However, the ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations, liquidity position and resources, credit quality, and capital levels is currently not yet estimable and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Index
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

Non-GAAP Financial Measures
In reporting the results of the quarter ended September 30, 2020, the Company has provided supplemental financial measures on an adjusted basis.  These non-GAAP financial measures are a supplement to GAAP, which is used to prepare the Company’s financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP.  In addition, the Company’s non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. The Company uses the non-GAAP financial measures discussed herein in its analysis of the Company’s performance. The Company’s management believes that these non-GAAP financial measures provide additional understanding of ongoing operations and enhance comparability of results of operations with prior periods presented without the impact of items or events that may obscure trends in the Company’s underlying performance.

The PPP adjustment impact to the ALLL as a percentage of loans held for investment, net of deferred fees and costs, excludes the SBA guaranteed PPP loans funded by the Company during the first nine months of 2020. The Company believes that the ALLL as a percentage of loans held for investment, net of deferred fees and costs, excluding PPP, is useful to investors because of the size of the Company’s PPP originations and the impact of the embedded credit enhancement provided by the SBA guarantee. At September, 30, 2020, loans held for investment, net of deferred fees and costs (GAAP) were $871.9 million; the PPP adjustment to exclude $104.2 million of PPP originations resulted in $767.6 million of loans held for investment, net of deferred fees and costs, net of adjustments excluding PPP (non-GAAP).

Executive Overview
For the three months ended September 30, 2020 net income was $1.1 million, or $0.21 earnings per diluted common share. This compares to net income of $2.2 million, or $0.43 earnings per diluted common share, for the third quarter of 2019. This decrease was principally attributable to increased provision for loan losses, decreased noninterest income related to gain available-for-sale securities, and increased noninterest expense.

For the nine months ended September 30, 2020 and 2019, net income was $4.8 million, or $0.93 earnings per diluted common share, and $5.9 million, or $1.13 earnings per diluted common share, respectively.  The decrease was the result of increased noninterest income offset by increased noninterest expense.

Highlights of the quarter are as follows:

•	Total assets were $1.3 billion at September 30, 2020, growing $201.6 million or 19.1% from December 31, 2019.

•	Net loans grew $123.8 million from December 31, 2019 to September 30, 2020. Net loan growth included Paycheck Protection Program (PPP) loan originations of $104.2 million as of September 30, 2020.

•	Deposits grew $161.6 million to $1.1 billion at September 30, 2020 from December 31, 2019.

Index
•
Non-performing assets (NPAs) improved to $5.7 million at September 30, 2020 decreasing from $7.1 million and $9.1 million as of December 31, 2019 and September 30, 2019, respectively. NPAs as a percentage of total assets continued to improve to 0.45% at September 30, 2020 which compared to 0.68% at December 31, 2019 and 0.87% at September 30, 2019.

•	Net interest income remained essentially steady at $8.5 million for the third and second quarters of 2020 compared to $8.6 million for the third quarter of 2019.

•	Noninterest income was $3.7 million for the third quarter of 2020 compared to $4.0 million for the second quarter of 2020 and $3.7 million for the third quarter of 2019.

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

For the third quarter of 2020, net interest income was $8.5 million, a decrease of $84 thousand or 1.0% from the third quarter of 2019. Net interest income, on a fully tax-equivalent basis, for the third quarters of 2020 and 2019 was $8.5 million and $8.6 million, respectively.  The slight decrease was primarily due to the impact of higher average earning asset balances at lower yields partially offset by higher average interest bearing liabilities balances at lower interest bearing costs. The compression on yield and cost was primarily due to the reduction of the federal funds target rate by the Federal Reserve to a range of 0.00% to 0.25% in March 2020 in response to the COVID-19 pandemic, but is also impacted by PPP loan origination and higher levels of liquidity.  Average earning assets increased year-over-year $207.6 million, or 21.8%.  The average tax-equivalent yield on earning assets for the third quarter of 2020 decreased by 91 basis points compared to the same period of 2019. Average interest bearing liabilities increased $85.4 million, or 12.5%, and the average rate on interest-bearing liabilities for the quarter ended September 30, 2020 was 0.66%, down from 0.96% for the same period of 2019.

For each of the nine months ended September 30, 2020 and 2019, net interest income was $25.4 million, respectively. Net interest income, on a fully tax-equivalent basis, was $25.5 million for the nine months ended September 30, 2020, compared to $25.7 million for the nine months ended September 30, 2019, a decrease of 0.6%. The decrease was driven principally by decreased earning asset yields partially offset by lower cost of funds, despite the growth in both average earning assets and average interest bearing liabilities relative to the first nine months of 2019.  Average earning assets for the nine months ended September 30, 2020 increased $122.8 million, or 13.1%, compared to the first nine months of 2019.  Average interest bearing liabilities increased $49.3 million, or 7.2%, for the nine months ended September 30, 2020 compared to the comparative 2019 period. The average tax-equivalent yield and average interest bearing cost decreased by 59 basis points and 17 basis points, respectively, for the first nine months of 2020 compared to the first nine months of 2019.

The tax-equivalent net interest margin compressed for the third quarter of 2020 to 2.92% from 3.58% for the third quarter of 2019.  For the first nine months of 2020, the tax-equivalent net interest margin was 3.20% compared to 3.65% for the same period of 2019.  In addition to the reduction of the federal funds target rate to a range of 0.00% to 0.25%, the net interest margin was impacted by PPP loan originations.  While accretive to net interest income, the fixed 1% interest rate combined with the deferral of related loan fees and costs compresses the net interest margin.  Related loan fees and costs are deferred at time of loan origination and amortized into interest income over the remaining lives of the loans, which for the majority of PPP loans was 24 months at origination. Recognition of these deferred fees and costs will be accelerated upon forgiveness or repayment of the PPP loans. As of September 30, 2020, net deferred fees to be recognized related to PPP loans was $2.5 million. The net interest margin was also impacted by increased levels of liquidity invested at lower yielding short-term levels.

Index
The following tables show analyses of average earning assets, interest-bearing liabilities and rates and yields for the periods indicated. Nonaccrual loans are included in loans outstanding.

AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the quarter ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$873,772	$8,801	4.01%	$750,908	$8,986	4.75%
Investment securities:
Taxable	147,942	720	1.94%	126,055	770	2.42%
Tax-exempt*	19,795	178	3.58%	21,117	185	3.48%
Total investment securities	167,737	898	2.13%	147,172	955	2.57%
Interest-bearing due from banks	114,646	41	0.14%	48,997	257	2.08%
Federal funds sold	5	-	0.04%	1,688	10	2.12%
Other investments	3,098	46	6.04%	3,433	53	6.13%
Total earning assets	1,159,258	$9,787	3.36%	952,198	$10,261	4.27%
Allowance for loan losses	(9,739)			(10,951)
Other non-earning assets	100,984			104,939
Total assets	$1,250,503			$1,046,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$54,065	$3	0.02%	$33,320	$3	0.04%
Money market deposit accounts	319,674	222	0.28%	257,627	266	0.41%
Savings accounts	99,933	13	0.05%	86,133	22	0.10%
Time deposits	205,240	791	1.53%	234,841	1,012	1.71%
Total time and savings deposits	678,912	1,029	0.60%	611,921	1,303	0.84%
Federal funds purchased, repurchase agreements and other borrowings	48,740	69	0.56%	22,114	32	0.57%
Federal Home Loan Bank advances	40,706	171	1.67%	48,924	321	2.61%
Total interest-bearing liabilities	768,358	1,269	0.66%	682,959	1,656	0.96%
Demand deposits	357,078			250,634
Other liabilities	7,880			3,647
Stockholders’ equity	117,187			108,946
Total liabilities and stockholders’ equity	$1,250,503			$1,046,186
Net interest margin		$8,518	2.92%		$8,605	3.58%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $50 thousand and $53 thousand, for September 30, 2020 and 2019 respectively.
**Annualized

Index
AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND RATES

	For the nine months ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate**	Average Balance	Interest Income/ Expense	Yield/ Rate**
ASSETS
Loans*	$819,325	$26,577	4.33%	$763,074	$26,949	4.72%
Investment securities:
Taxable	141,746	2,296	2.16%	112,543	2,038	2.42%
Tax-exempt*	16,635	460	3.69%	34,339	818	3.17%
Total investment securities	158,381	2,756	2.32%	146,882	2,856	2.60%
Interest-bearing due from banks	81,779	224	0.37%	26,005	425	2.19%
Federal funds sold	1,122	12	1.45%	1,320	23	2.28%
Other investments	3,080	136	5.86%	3,603	176	6.52%
Total earning assets	1,063,687	$29,705	3.73%	940,884	$30,429	4.32%
Allowance for loan losses	(9,667)			(10,583)
Other nonearning assets	106,970			103,901
Total assets	$1,160,990			$1,034,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Time and savings deposits:
Interest-bearing transaction accounts	$53,254	$9	0.02%	$30,858	$8	0.03%
Money market deposit accounts	300,290	823	0.37%	254,564	743	0.39%
Savings accounts	93,306	44	0.06%	87,292	66	0.10%
Time deposits	213,553	2,646	1.65%	232,517	2,829	1.63%
Total time and savings deposits	660,403	3,522	0.71%	605,231	3,646	0.81%
Federal funds purchased, repurchase agreements and other borrowings	30,465	106	0.47%	23,456	105	0.60%
Federal Home Loan Bank advances	40,398	584	1.93%	53,264	1,024	2.57%
Total interest-bearing liabilities	731,266	4,212	0.77%	681,951	4,775	0.94%
Demand deposits	310,199			241,924
Other liabilities	5,328			4,003
Stockholders’ equity	114,197			106,324
Total liabilities and stockholders’ equity	$1,160,990			$1,034,202
Net interest margin		$25,493	3.20%		$25,654	3.65%

*Computed on a fully tax-equivalent basis using a 21% rate, adjusting interest income by $134 thousand and $212 thousand, for September 30, 2020 and 2019 respectively.
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

For the three months ended September 30, 2020, the Company recorded $300 thousand for the provision for loan losses. For the third quarter of 2019, the Company did not recognize any provision for loan losses due to a decline in net loans and an upgrade of one large classified relationship.  The provision for loan losses was $900 thousand in the first nine months of 2020, compared to $1.0 million in the first nine months of 2019.

Index
The allowance for loan and lease losses (ALLL) was $9.9 million at September 30, 2020 and $9.7 million at December 31, 2019. The ALLL as a percentage of loans held for investment was 1.14% at September 30, 2020 compared to 1.29% at December 31, 2019. The decrease in the ALLL as a percentage of loans held for investment at September 30, 2020 was directly attributable to PPP loan originations, creating a 0.15% compression. Excluding PPP loans, which are 100% guaranteed by the SBA, the ALLL as a percentage of loans held for investment was 1.29% at September 30, 2020. Loans held for investment excluding PPP loans is a non-GAAP financial measure. For a reconciliation of this non-GAAP financial measure, see the Non-GAAP Financial Measures section above.

Historical annualized net charge offs as a percentage of average loans outstanding decreased to 0.04% for the third quarter of 2020 compared to 0.08% in the third quarter of 2019. Net loans charged off as a percent of average loans on an annualized basis were 0.10% for the first nine months of 2020, or $853 thousand, compared to 0.13%, or $1 million in the first nine months of 2019.

Overall improving asset quality combined with continued improvement in non-performing assets resulted in a 6 basis point reduction in the historical loss rate as a percentage of loans evaluated collectively for impairment overall. The overall qualitative factor components for loans evaluated collectively for impairment  increased 4 basis points during the third quarter of 2020 based primarily on segment adjustments for economic uncertainty, changes in volume, and COVID-19-related deferral requests. As the economic impact of the COVID-19 pandemic and the related federal relief efforts continue to evolve, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

On March 22, 2020 and subsequently revised on April 7, 2020, the five federal bank regulatory agencies issued joint guidance encouraging action with respect to loan modifications for borrowers affected by COVID-19. The guidance assured prudent loan modifications would not receive supervisory criticism and that lenders would not be required by examiners to automatically categorize COVID-19 related loan modifications as TDRs, provided the modification was short-term and made on good faith basis to borrowers who were not more than thirty days past due on contractual payments. As of September 30, 2020, the Company had loan modifications on approximately $7.5 million, or 0.86%, of gross loans. Of the $7.5 million, $729 thousand were under the initial deferral with the remaining $6.8 million under a second deferral. Both initial and second modifications consisted primarily of 60- or 90-day principal and interest payment deferral periods. Of the modified loans, $3.8 million, or 50.6%, was secured by owner occupied commercial real estate, and $2.4 million, or 31.5%, was secured by various other types of real estate. The Company recognizes interest income as earned and management expects that the deferred interest will be repaid by the borrower in a future period.

Noninterest Income
Noninterest income was $3.7 million and $10.9 million, respectively, in the three and nine months ended September 30, 2020, a decrease of $80 thousand or 2.1% from the third quarter of 2019 and an increase of $167 thousand or 1.6% from the nine months ended September 30, 2019. These quarter over quarter decrease was primarily driven by an increase in mortgage banking income due to the current interest rate environment offset by decreases in service charges on deposit accounts and gains on sales of securities.   The year over year increase is primarily related to gains on sale of fixed assets and increased mortgage banking income partially offset by decreased service charges on deposit accounts.

The disposition of non-earning fixed assets, a component of management’s strategy to reduce overhead expenses through balance sheet repositioning, created a net gain on the sale of fixed assets in 2020 of $818 thousand. Net gains on sales of securities in the third quarter of 2020 were $1 thousand compared to $286 thousand in the third quarter of 2019.  For the nine months ended September 30, 2020 and 2019, net gains on sales of securities were $185 thousand and $312 thousand, respectively. Service charges on deposit accounts declined $335 thousand, or 33.5%, when comparing the third quarters of 2020 and 2019 and $906 thousand or 29.4% when comparing the nine months ended September 30, 2020 and 2019. These decreases are primarily attributable to lower nonsufficient fund, or NSF, and overdraft charges. Mortgage banking income increased $436 thousand, or 213.7%, when comparing the third quarters of 2020 and 2019 and $298 thousand or 41.3% when comparing the nine months ended September 30, 2020 and 2019.  The increase in mortgage banking income is primarily due to expansion of the mortgage lending team early in the second quarter of 2020 and the low interest rate environment.

Noninterest Expense
Noninterest expense increased $1.4 million or  4.9% when comparing the nine  months ended September 30, 2020 and 2019, and $968 thousand or 10.0% when comparing the third quarters of 2020 and 2019. The quarter-over-quarter and year-over-year increases are primarily related to salaries and employee benefits, data processing, and other operating expense, partially offset by decreases in occupancy and equipment, customer development, and professional services.

Index
Total salaries and benefits costs increased $669 thousand, or 11.2%, when comparing the third quarters of 2020 and 2019 and $501 thousand, or 2.8%, when comparing the nine months ended September 30, 2020 to same period in 2019.  The year-over-year increase in salaries and employee benefits is primarily attributable to (i) the full-year effect of the addition of highly skilled bankers in lending, credit management, and executive management to the team in 2019; (ii) increased commission expense related to mortgage activity; and (iii) increased overtime and incentive pay related to the COVID-19 pandemic, which were partially offset by the deferral of costs related to PPP loan origination. The costs related to PPP loan originations were deferred at time of origination and are being amortized to interest income over the remaining lives of the loans, which for the majority of PPP loans was 24 months at origination.  These costs are amortized against the related loan fees received for the origination of the PPP loans.  Recognition of the deferred costs and related fees will be accelerated upon forgiveness or repayment of the PPP loans.

Occupancy and equipment expenses decreased $251 thousand, or 16.9%, in the third quarter of 2020 relative to the third quarter of 2019 and $595 thousand, or 13.9% when comparing the nine months ended September 30, 2020 and 2019.  The Company continues to implement bank-wide digital, technological and efficiency initiatives through implementation of a new loan origination system, upgrades to critical infrastructure software related to imaging, outsourcing of item processing, and implementation of new deposit origination and teller systems.  The outsourcing of the Bank’s core application and digital platform migration to a new vendor are initiatives that have been effectively completed in 2020.  These initiatives have driven quarter-over-quarter and year-over-year increases of $486 thousand and $1.3 million, respectively, during the implementation and transition time frames as our operational structure pivoted from in-house to outsourced environments and shifted costs previously included in occupancy and equipment expense.

Decreases in customer development and employee professional development for the three and nine months ended 2020 over the comparative 2019 periods are directly related to the COVID-19 pandemic. Other operating expense increased $273 thousand, or 46.6%, in the third quarter of 2020 when compared to the third quarter of 2019 and $566 thousand, or 28.8% when comparing the nine months ended September 30, 2020 and 2019.  The increase was primarily related to directors fees, other loan expenses, and a single loss event of $85 thousand in the first quarter of 2020.

The Company’s income tax expense for the third quarter and first nine months of 2020 decreased $300 thousand and $165 thousand respectively, when compared to the same period in 2019 primarily due to overall lower net income. The effective federal income tax rates for the three and nine months ended September 30, 2020 were 5.3% and 11.2%, respectively; the effective tax rates for the three and nine months ended September 30, 2019 were 13.9% and 11.6%, respectively.  The decrease in the third quarter 2020 effective federal income tax rate was primarily due to lower taxable income combined with receipt of federal income tax credits for investment in certain housing projects.

Balance Sheet Review
Unless otherwise noted, all comparisons in this section are between balances at December 31, 2019 and September 30, 2020.

Total assets as of September 30, 2020 were $1.3 billion, an increase of $201.6 million or 19.1%, compared to $1.1 billion at December 31, 2019. Net loans held for investment increased $123.8 million, or 16.8%, from December 31, 2019 to $862.0 million. Net loan growth of $104.2 million was attributed to PPP originations with the remaining $18.9 million increase from the real estate secured portfolio segments partially offset by pay-downs in the indirect automobile segment. Cash and cash equivalents increased $42.0 million, or 46.8%. Securities available-for-sale increased $22.8 million, or 15.7% from December 31, 2019 to $168.5 million at September 30, 2020.

Total deposits increased $161.6 million, or 18.2%, to $1.1 billion at September 30, 2020. Noninterest-bearing deposits increased $101.0 million, or 38.5%, savings deposits increased $86.6 million, or 21.7%, and time deposits decreased $26.0 million, or 11.4%. The impact of government stimulus and PPP loan related deposits were primary drivers of the increase in total deposits.  Strategies for expanding low cost deposits and re-pricing to reduce interest expense continued to shift deposit growth with year-over-year average balance increases in non-interest bearing or lower interest bearing deposit segments. Total borrowings increased $38.4 million.  The primary driver of the increase was the utilization of the Paycheck Protection Program Liquidity Facility (PPPLF) initiated by the Federal Reserve to partially fund PPP loan originations, resulting in the Company borrowing $37.3 million as of September 30, 2020.  PPPLF borrowings are fully collateralized by PPP loans and will mature in concert with the underlying collateral, all of which will mature within 24 months of origination.

Average assets for the first nine months of 2020 increased $126.8 million, or 12.3%, compared to the first nine months of 2019. Comparing the first nine months of 2020 to the first nine months of 2019, average loans increased $56.3 million, and average investment securities increased $11.5 million. Total average deposits increased $123.4 million with year-over-year average balance increases of 28.2% in non-interest bearing deposits and 19.9% in savings deposits, including interest-bearing transaction and money market accounts.  Average borrowings decreased $5.9 million.

Index
Liquidity
Liquidity is the ability of the Company to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments in securities and loans maturing within one year. The Company’s internal sources of such liquidity are deposits, loan and investment repayments and securities available-for-sale. As of September 30, 2020, the Bank’s unpledged, available-for-sale securities totaled $92.0 million. The Company’s primary external source of liquidity is advances from the FHLB.

A major source of the Company’s liquidity is its large, stable deposit base. In addition, secondary liquidity sources are available through the use of borrowed funds if the need should arise, including secured advances from the FHLB and FRB. As of the end of the third quarter of 2020, the Company had $325.9 million in additional FHLB borrowing availability based on loans and securities currently available for pledging, less advances currently outstanding. The Company believes that the availability at the FHLB is sufficient to meet future cash-flow needs. The Company also has available short-term, unsecured borrowed funds in the form of federal funds lines of credit with correspondent banks. As of the end of the third quarter of 2020, the Company had $100.0 million available in federal funds lines to address any short-term borrowing needs.

As disclosed in the Company’s consolidated statements of cash flows, net cash used in operating activities was $9.4 million, net cash used in investing activities was $142.6 million, and net cash provided by financing activities was $193.0 million for the nine months ended September 30, 2020. Combined, this contributed to a $42.0 million increase in cash and cash equivalents for the nine months ended September 30, 2020.

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

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and accruing interest, restructured loans that are accruing interest and not performing according to their modified terms, and OREO. OREO consists of real estate from a foreclosure on loan collateral. The Company had $236 thousand of OREO as of September 30, 2020 and no OREO as of December 31, 2019.

The majority of the loans past due 90 days or more and accruing interest at September 30, 2020 are  student loans with principal and interest amounts that are 97 - 98% guaranteed by the federal government. When a loan changes from “past due 90 days or more and accruing interest” status to “nonaccrual” status, the loan is reviewed for impairment. In most cases, if the loan is considered impaired, then the difference between the value of the collateral and the principal amount outstanding on the loan is charged off. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, management allocates funds to the allowance for loan losses to cover the anticipated deficiency, based on information available to management at that time.

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

Index
The following table presents information on nonperforming assets, as of the dates indicated:

NONPERFORMING ASSETS

(dollars in thousands)	September 30, 2020	December 31, 2019	Increase (Decrease)
Nonaccrual loans
Commercial and industrial	$226	$257	$(31)
Real estate-mortgage (1)	4,332	5,780	(1,448)
Total nonaccrual loans	$4,558	$6,037	$(1,479)

Loans past due 90 days or more and accruing interest
Commercial and industrial (2)	$90	$-	$90
Real estate-mortgage (1)	86	-	86
Consumer loans (2)	701	1,091	(390)
Total loans past due 90 days or more and accruing interest	$877	$1,091	$(214)

Restructured loans
Commercial and industrial	$402	$257	$145
Real estate-construction	84	88	(4)
Real estate-mortgage (1)	4,638	6,754	(2,116)
Total restructured loans	$5,124	$7,099	$(1,975)
Less nonaccrual restructured loans (included above)	4,306	4,693	(387)
Less restructured loans currently in compliance (3)	818	2,406	(1,588)
Net nonperforming, accruing restructured loans	$-	$-	$-
Nonperforming loans	$5,435	$7,128	$(1,693)

Other real estate owned
1-4 family residential properties	$236	-	236
Total other real estate owned	$236	$-	$236

Total nonperforming assets	$5,671	$7,128	$(1,457)

(1) The real estate-mortgage segment includes residential 1 – 4 family, commercial real estate, second mortgages and equity lines of credit.
(2) Amounts listed include student loans and small business loans with principal and interest amounts that are 97 - 100% guaranteed by the federal government. The portion of these guaranteed loans that is past due 90 days or more totaled $663 thousand at September 30, 2020 and $885 thousand at December 31, 2019.
(3) As of  September 30, 2020 and December 31, 2019, all of the Company’s restructured accruing loans were performing in compliance with their modified terms.

Nonperforming assets as of September 30, 2020 were $5.7 million, $1.5 million lower than nonperforming assets as of December 31, 2019. Nonaccrual loans decreased $1.5 million when comparing the balances as of September 30, 2020 to December 31, 2019.  See Note 3 of the Notes to the Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information about the change in nonaccrual loans. Management has set aside specific allocations on those loans where it is deemed appropriate based on the information available to management at this time regarding the cash flow, anticipated financial performance, and collateral securing these loans. Management believes that the collateral and/or discounted cash flow on these loans will be sufficient to cover balances for which it has no specific allocation.

The majority of the balance of nonaccrual loans at September 30, 2020 was related to a few large credit relationships. Of the $4.6 million of nonaccrual loans at September 30, 2020, $3.9 million, or approximately 85.4%, was comprised of three credit relationships. All loans in these relationships have been analyzed to determine whether the cash flow of the borrower and the collateral pledged to secure the loans is sufficient to cover outstanding principal balances. The Company has set aside specific allocations for those loans without sufficient cash flow or collateral and charged off any balance that management does not expect to collect.

Loans past due 90 days or more and accruing interest decreased $214 thousand. As of September 30, 2020, $663 thousand of the $877 thousand of loans past due 90 days or more and accruing interest were government-guaranteed student loans on which the Company expects to experience minimal losses. Because the federal government has provided guarantees of repayment of these loans in an amount ranging from 97% to 100% of the total principal and interest of the loans, management does not expect even significant increases in past due student loans or small business loans to have a material effect on the Company.

Index
Total restructured loans decreased by $2.0 million from December 31, 2019 to September 30, 2020 primarily due to pay-offs and paydowns. All accruing TDRs are performing in accordance with their modified terms and have been evaluated for impairment, with any necessary reserves recorded as needed.

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

The majority of the Company’s TDRs and nonperforming loans are collateralized by real estate. When reviewing loans for impairment, the Company obtains current appraisals when applicable. If the Company is waiting on an appraisal to determine the collateral’s value or is in negotiations with the borrower or other parties that may affect the value of the collateral, any loan balance that is in excess of the estimated appraised value is allocated in the allowance. As of September 30, 2020 and December 31, 2019, the impaired loan component of the allowance for loan losses was $465 thousand and $481 thousand, respectively.

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

Both the historical loss and qualitative factor components of the allowance are applied to loans evaluated collectively for impairment. The portfolio is segmented based on the loan classifications set by the Federal Financial Institutions Examination Council in the instructions for the call report applicable to the Bank. Consumer loans not secured by real estate and made to individuals for household, family and other personal expenditures are segmented into pools based on whether the loan’s payments are current (including loans 1 – 29 days past due), or are 30 – 59 days past due, 60 – 89 days past due, or 90 days or more past due. All other loans, including loans to consumers that are secured by real estate, are segmented by the Company’s internally assigned risk grades: substandard, other assets especially mentioned (OAEM, rated just above substandard), and pass (all other loans). The Company may also assign loans to the risk grades of Doubtful or Loss, but as of September 30, 2020 and December 31, 2019 the Company had no loans in these categories.

The overall historical loss rate from December 31, 2019 to September 30, 2020, decreased 6 basis points as a percentage of loans evaluated collectively for impairment as a result of overall improving asset quality combined with continued improvement in non-performing assets.  For the same period,  the qualitative factor components increased 4 basis points as a percentage of loans evaluated collectively for impairment overall.  This increase was primarily due to segment adjustments for economic conditions and uncertainty related to the COVID-19 pandemic, change in volume, and deferral requests related to COVID-19. As the economic impact of the COVID-19 pandemic and the related federal relief programs continue to evolve, elevated levels of risk within the loan portfolio may require additional increases in the allowance for loan losses.

On a combined basis, the historical loss and qualitative factor components amounted to $9.5 million as of September 30, 2020 and $9.2 million at December 31, 2019.  Management is monitoring portfolio activity, such as levels of deferral and/or modification requests, deferral and/or modification concentration levels by collateral, as well as industry concentration levels to identify areas within the loan portfolio which may create elevated levels of risk should the economic environment created by the COVID-19 pandemic or limited positive impact from federal government relief programs present indications of economic instability that is other than temporary in nature.

Index
The allowance for loan losses was 1.14% of total loans held for investment on September 30, 2020 and 1.29% on December 31, 2019. The decrease in the ALLL as a percentage of loans held for investment at September 30, 2020 was directly attributable to PPP loan originations, creating a 0.15% compression. Excluding PPP loans, the ALLL as a percentage of loans held for investment was 1.29% at September 30, 2020. Loans held for investment excluding PPP loans is a non-GAAP financial measure. For a reconciliation of this non-GAAP financial measure,  see the Non-GAAP Financial Measures section above. As of September 30, 2020, the allowance for loan losses was 182.5% of nonperforming loans and 174.9% of nonperforming assets; this compares to 135.5% of both nonperforming loans and nonperforming assets as of December 31, 2019. Management believes it has provided an adequate reserve for nonperforming loans at September 30, 2020.

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

Index
Capital Resources
Total stockholders’ equity as of September 30, 2020 was $116.9 million, an increase of $7.1 million or 6.5% from $109.8 million at December 31, 2019. The increase was the result of increased retained earnings and net unrealized gain on available-for-sale securities, a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The improvement in the unrealized gain/loss position was driven by changes in market rates and shift in portfolio composition.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA), enacted in May 2018, contains a variety of provisions that will affect regulations applicable to the Company and the Bank. Certain provisions of the EGRRCPA were effective immediately, while others depend upon future rulemaking by federal banking regulatory agencies. The EGRRCPA required action by the Federal Reserve Board to expand the applicability of its small bank holding company policy statement, which, among other things, exempts certain bank holding companies from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to other bank holding companies. In August 2018, the Federal Reserve Board issued an interim final rule provisionally expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, which was effective upon its issuance, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements. At September 30, 2020, the Company’s capital ratios exceed all minimum capital requirements that would apply to the Company if it were not a small bank holding company.

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

The following is a summary of the Bank’s capital ratios at September 30, 2020. As shown below, these ratios were all well above the recommended regulatory minimum levels.

	2020 Regulatory Minimums	September 30, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	4.500%	11.62%
Tier 1 Capital to Risk-Weighted Assets	6.000%	11.62%
Tier 1 Leverage to Average Assets	4.000%	8.65%
Total Capital to Risk-Weighted Assets	8.000%	12.74%
Capital Conservation Buffer	2.500%	4.74%
Risk-Weighted Assets (in thousands)		$892,460

Book value per share was $22.38 at September 30, 2020 as compared to $20.98 at September 30, 2019. Cash dividends were $1.9 million or $0.36 per share in the first nine months of 2020 and 2019, respectively.

Contractual Obligations
In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.

The Company obtained a loan maturing on April 1, 2023 from a correspondent bank during the second quarter of 2018 to provide partial funding for the Citizens acquisition. The terms of the loan include a LIBOR based interest rate that adjusts monthly and quarterly principal curtailments. At September 30, 2020 the outstanding balance was $1.5 million, and the then-current interest rate was 2.66%.

Index
The loan agreement with the lender contains financial covenants including minimum return on average asset ratio, maintenance of a well-capitalized position as defined by regulatory guidance and a maximum level of non-performing assets as a percentage of capital plus the allowance for loan losses. The Company was in compliance with each covenant at September 30, 2020.

As of September 30, 2020, there have been no material changes outside the ordinary course of business in the Company’s contractual obligations disclosed in the Company’s 2019 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of September 30, 2020, there were no material changes in the Company’s off-balance sheet arrangements disclosed in the Company’s 2019 Annual Report on Form 10-K.

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

Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management assessed the impact of the remote work practices related to the COVID-19 pandemic and determined they did not materially affect the Company’s internal control environment at September 30, 2020. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company, or any of its subsidiaries, is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, except as described below.

The Company and its subsidiaries, including the Bank, and its and their employees and customers, have recently been and may in the future be the target of criminal cyberattacks; and we could be exposed to liability and remedial costs, and our reputation and business could suffer.

Index
Like many major financial institutions, we are, from time to time, a target of criminal cyber-attacks, phishing schemes and similar fraudulent activity and cyber incidents, and we expect these threats to continue.  As the numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks and schemes, utilized by cybercriminals in attempts to obtain unauthorized access to our systems or our customers’ accounts have become increasingly more complex and sophisticated and may be difficult to detect for periods of time, we may – like many other major financial institutions –  not anticipate, safeguard against, or respond to, these acts adequately.  As these threats continue to evolve and increase, we – like many other major financial institutions – may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.

Subsequent to the quarterly period ended September 30, 2020, the Company detected and confirmed that the Bank and certain of its customers and employees were the target of an external, criminal cyber-attack involving theft and fraudulent activity perpetrated by third-party cybercriminals.  On or about October 8, 2020, Bank management discovered that one or more unauthorized persons had gained unlawful access to the account information of two customers (as identified to date), using such information to fraudulently create online banking accounts.  These fraudulent online accounts were then used to originate three fraudulent wire transfers (as identified to date) during the first week of October 2020.  While Bank management was able to timely prevent any further fraudulent wire transfer attempts, the cybercriminals managed to execute fraudulent wire transfers of cash in an amount totaling approximately $199 thousand. Based on an internal forensic investigation, management believes that Microsoft Office 365 accounts of two Bank employees' information may have been targeted by the cybercriminals, as well, beginning in late July 2020. The Company’s internal forensic investigation suggests that the Bank and certain of its customers and employee' information may have been illegally accessed by an external, criminal threat. Investigations into this cyber incident by management, outside legal counsel, a third-party forensics advisor and law enforcement remain ongoing.

As part of our regular cybersecurity efforts, including enhancements to these efforts made following management’s discovery of this cyber incident, we have implemented physical, technical and administrative safeguards designed to help protect our systems.  However, these safeguards may not be as effective as intended, and may not prevent future cybersecurity breaches, fraudulent activity or cyber incidents.

It is expected that we will continue to experience increased costs related to our response to this cyber incident and our efforts to further enhance our security measures.  We may need to expend significant additional resources to further enhance our safeguards and protection against cybersecurity breaches, fraudulent activity and cyber incidents, or to redress problems or potential liability caused by such cybersecurity breaches, fraudulent activity or cyber incidents;  and such efforts may not be fully effective.  Furthermore, even though we carry cyber and  other insurance policies that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a cyber incident that exceed the coverage available under our insurance policies or for which we do not have coverage.

Though it is difficult to determine what, if any, harm may directly result from any specific cyber incident or cyber-attack, any failure to maintain the security of, or any actual or perceived loss or unauthorized disclosure or use of, customer or account information likely may lead to our customers losing trust and confidence in us.  Damage to our reputation could adversely affect deposits and loans and otherwise negatively affect the Company’s business, financial condition and results of operations.  In addition, it is possible that this cyber incident and any material fraudulent activity, cyber-attacks, breaches of our information security or successful penetration or circumvention of our system security may cause us significant negative consequences, including loss of Bank customers and financial assets and business opportunities, disruption to our operations and business, or misappropriation of our and/or our customers’ confidential information, and may expose us to additional regulatory scrutiny or may result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, devotion of substantial management time, increased costs to maintain insurance coverage (including increased deposit insurance premiums), or additional compliance costs, all of which could adversely impact our business, financial condition, liquidity and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Company’s equity compensation plans, participants may pay the exercise price of certain awards or satisfy tax withholding requirements associated with awards by surrendering shares of the Company’s common stock that the participants already own. Additionally, participants may also surrender shares upon vesting of restricted stock awards to satisfy tax withholding requirements. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable awards. During the nine months ended September 30, 2020, the Company did not repurchase any shares related to the equity compensation plan awards.

During the nine months ended September 30, 2020, the Company did not repurchase any shares pursuant to the Company’s stock repurchase program. The Company is authorized to repurchase, during any given calendar year, up to an aggregate of 5 percent of the shares of the Company’s common stock outstanding as of January 1 of that calendar year.

Item 3. Defaults Upon Senior Securities.

None.

Index
Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Information Required by Item 407(c)(3) of Regulation S-K:

The Company has made no changes to the process by which security holders may recommend nominees to its Board of Directors, which is discussed in the Company’s Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.

Other Information – Recent Cyber Incident Under Investigation:

Subsequent to the quarterly period ended September 30, 2020, the Company detected and confirmed that the Bank and certain of its customers and employees were the target of an external, criminal cyber-attack involving theft and fraudulent activity perpetrated by third-party cybercriminals.

On or about October 8, 2020, Bank management discovered that one or more unauthorized persons had gained unlawful access to the account information of two customers (as identified to date), using such information to fraudulently create online banking accounts.  These fraudulent online accounts were then used to originate three fraudulent wire transfers (as identified to date) during the first week of October 2020.  While Bank management was able to timely prevent any further fraudulent wire transfer attempts, the cybercriminals managed to execute fraudulent wire transfers of cash in an amount totaling approximately $199 thousand.

Immediately upon discovery of this cyber incident, management recalled the wires from the other relevant financial institutions and reported the matter to appropriate Virginia and Federal law enforcement authorities, including the Virginia State Police High Tech Crimes Division and the U.S. Federal Bureau of Investigation Cyber Division, as well as the Bank’s regulators.  In addition, management also engaged outside legal counsel, Woods Rogers PLC, who engaged a third-party information technology forensics advisor to oversee an internal forensic investigation and advise Bank management and the Company’s Board of Directors concerning this matter.  Management has received confirmation from the banks receiving the fraudulent wires that a significant portion of the wired funds are held and anticipated to be returned to the Bank.

Based on this internal forensic investigation, management believes that two Bank employees may have been the target of phishing attempts by cybercriminals, resulting in Microsoft Office 365 accounts of two Bank employees being accessed by a threat actor beginning in late July 2020.  The Company’s internal forensic investigation suggests that the Bank and certain of its customers and employees' information may have been illegally accessed by an external, criminal threat. It is unknown at this time whether the suspected Microsoft Office 365 account incident and the fraudulent wire transfers are related. The subset of Bank customers whose personal information was, or may have been, accessed as part of this cyber incident are in the process of being notified and supplied with additional information and resources, including credit monitoring.

Based on the nature of the incident, our research and internal forensic investigation and third party (including law enforcement) investigations, management has determined that, to date, this cyber incident has not had, and is not expected to have, any material effect on the Company or its financial statements, legal proceedings, reputation or customer relationships.  However, investigations into this cyber incident by management, outside legal counsel, the third-party forensics advisor and law enforcement remain ongoing.

As part of our regular cybersecurity efforts, including enhancements to these efforts made following management’s discovery of this cyber incident, we have implemented physical, technical and administrative safeguards designed to help protect our systems. Management expects that the Company’s cyber incident investigation and attention to security enhancements will continue for the foreseeable future.  The Company and the Bank continue to work closely with Virginia and Federal law enforcement authorities in connection with their ongoing investigations and the ultimate prosecution of those determined to be responsible for this cyber incident.

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

101
The following materials from Old Point Financial Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited for September 30, 2020), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

104
The cover page from Old Point Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, (formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD POINT FINANCIAL CORPORATION

November 9, 2020	/s/Robert F. Shuford, Jr.
Robert F. Shuford, Jr.
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

November 9, 2020	/s/Elizabeth T. Beale
Elizabeth T. Beale
Chief Financial Officer & Senior Vice President/Finance
(Principal Financial & Accounting Officer)